Form 10QSB
period 1996-06-30
ROBERTS REALTY INVESTORS INC
filed 1996-08-13
CIK 1011109

===============================================================================

                    U.S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 0-28048

                         ROBERTS REALTY INVESTORS, INC.

       (Exact name of small business issuer as specified in its charter)


                    GEORGIA                        58-2122873
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)      Identification Number)


             8010 ROSWELL ROAD, SUITE 120, ATLANTA, GEORGIA  30350
                    (Address of principal executive offices)

                                 (770) 394-6000
                           Issuer's telephone number

                ________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.  Yes      No
                                                    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 4,186,329 shares

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

===============================================================================

                       QUARTERLY REPORT ON FORM 10-QSB
                     For the Quarter Ended June 30, 1996
                        ROBERTS REALTY INVESTORS, INC.



                                    INDEX
                                    -----
                                                                      Page
                                                                      ----

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


        Consolidated Balance Sheets as of June 30, 1996
        and December 31, 1995.......................................    1

        Consolidated Statements of Operations for the three and
        six months ended June 30, 1996 and 1995.....................    2

        Consolidated Statement of Shareholders' Equity .............    4

        Consolidated Statements of Cash Flows for the six months
        ended June 30, 1996 and 1995................................    5

        Notes to the Consolidated Financial Statements..............    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...   10


PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................   14

        SIGNATURES..................................................   16

ITEM 1.  FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)


                                                                                                    JUNE 30,         DECEMBER 31,
                                                                                                     1996               1995
                                                                                                   ----------        ------------
ASSETS                                                                                             (UNAUDITED)
REAL ESTATE ASSETS -  At cost:
   Land                                                                                              $ 16,864             $13,170
   Buildings and improvements                                                                          74,142              54,422
   Furniture, fixtures, and equipment                                                                   9,350               6,651
                                                                                                     --------             -------
                                                                                                      100,356              74,243
   Less accumulated depreciation                                                                       (6,099)             (3,940)
                                                                                                     --------             -------

      Operating real estate assets                                                                     94,257              70,303

Construction-in-progress and real estate under development                                              9,133               4,083
                                                                                                     --------             -------
      Net real estate assets                                                                          103,390              74,386

CASH AND CASH EQUIVALENTS                                                                               8,152               1,404

RESTRICTED CASH                                                                                           703                 392

DEFERRED FINANCING COSTS - Net of accumulated amortization of
   $530 and $513 at June 30, 1996 and December 31, 1995, respectively                                     466                 511

OTHER ASSETS - Net                                                                                        394                 631
                                                                                                     --------             -------

                                                                                                     $113,105             $77,324
                                                                                                     ========             =======
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Mortgage notes payable                                                                             $59,216             $44,019
   Accounts payable and accrued expenses                                                                1,503                 524
   Dividends and distributions payable                                                                    826
   Due to affiliates (including retainage payable of $66 and $246 at
      June 30, 1996 and December 31, 1995, respectively)                                                  712                 808
   Security deposits and prepaid rents                                                                    479                 372
                                                                                                     --------             -------
      Total liabilities                                                                                62,736              45,723

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                                        20,148              13,873

SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
   Common shares, $.01 par value, 100,000,000 shares authorized, 4,172,601 and
      2,676,381 shares issued and outstanding at June 30, 1996 and December 31, 1995,  respectively        42                  26
   Additional paid-in capital                                                                          30,824              18,240
   Accumulated deficit                                                                                   (645)               (538)
                                                                                                     --------             -------

      Total shareholders' equity                                                                       30,221              17,728
                                                                                                     --------             -------
                                                                                                     $113,105             $77,324
                                                                                                     ========             =======


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in Thousands, Except Per Share Amounts)

                                                                      THREE MONTHS             THREE MONTHS
                                                                          ENDED                    ENDED
                                                                         JUNE 30,                 JUNE 30,
                                                                           1996                     1995
                                                                       -----------              -----------
                                                                       (UNAUDITED)              (UNAUDITED)
OPERATING REVENUES:
   Rental operations                                                      $   3,570             $    1,322
   Other operating income                                                       130                     70
                                                                         ----------             ----------
      Total operating revenues                                                3,700                  1,392
                                                                         ----------             ----------

OPERATING EXPENSES:
   Personnel                                                                    314                    151
   Utilities                                                                    226                     83
   Repairs, maintenance, and landscaping                                        223                     59
   Real estate taxes                                                            315                    118
   Marketing, management fees, and other                                        344                    119
   General and administrative expenses                                          183                     74
   Depreciation of real estate assets                                         1,163                    385
                                                                         ----------             ----------

      Total operating expenses                                                2,768                    989
                                                                         ----------             ----------

INCOME FROM OPERATIONS                                                          932                    403
                                                                         ----------             ----------

OTHER INCOME (EXPENSES):
   Interest income                                                              131                     49
   Interest expense                                                            (912)                  (374)
   Amortization of deferred financing costs                                     (41)                   (40)
   Other amortization expense                                                   (19)                   (22)
                                                                         ----------             ----------

      Total other income (expenses)                                            (841)                  (387)
                                                                         ----------             ----------

INCOME BEFORE MINORITY INTEREST                                                  91                     16

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                 (31)                    (7)
                                                                         ----------             ----------

NET INCOME                                                               $       60             $        9
                                                                         ==========             ==========
PER SHARE DATA:

   Net income                                                            $     0.01             $     0.00
                                                                         ==========             ==========
   Dividends declared                                                    $     0.12             $     0.00
                                                                         ==========             ==========
   Weighted average common shares                                         4,023,861              1,820,011
                                                                         ==========             ==========


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in Thousands, Except Per Share Amounts)

                                                                         SIX MONTHS             SIX MONTHS
                                                                            ENDED                  ENDED
                                                                           JUNE 30,               JUNE 30,
                                                                            1996                   1995
                                                                         -----------            ----------
                                                                         (UNAUDITED)            (UNAUDITED)
OPERATING REVENUES:
   Rental operations                                                      $   6,659               $   2,220
   Other operating income                                                       229                     105
                                                                          ---------               ---------
      Total operating revenues                                                6,888                   2,325
                                                                          ---------               ---------

OPERATING EXPENSES:
   Personnel                                                                    595                     220
   Utilities                                                                    417                     132
   Repairs, maintenance, and landscaping                                        415                      97
   Real estate taxes                                                            615                     199
   Marketing, management fees, and other                                        651                     186
   General and administrative expenses                                          330                     141
   Depreciation of real estate assets                                         2,159                     613
                                                                          ---------               ---------
      Total operating expenses                                                5,182                   1,588
                                                                          ---------               ---------

INCOME FROM OPERATIONS                                                        1,706                     737
                                                                          ---------               ---------

OTHER INCOME (EXPENSES):
   Interest income                                                              160                      67
   Interest expense                                                          (1,745)                   (587)
   Amortization of deferred financing costs                                     (86)                    (69)
   Other amortization expense                                                   (44)                    (32)
                                                                          ---------               ---------

      Total other income (expenses)                                          (1,715)                   (621)
                                                                          ---------               ---------

INCOME (LOSS) BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                                        (9)                    116

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                   3                     (53)
                                                                          ---------               ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                          (6)                     63

EXTRAORDINARY ITEM - Early extinguishment of debt, net of
   minority interest of unitholders in the Operating Partnership               (101)
                                                                          ---------               ---------
NET INCOME (LOSS)                                                         $    (107)              $      63
                                                                          =========               =========

PER SHARE DATA:

   Income (loss) before extraordinary item                                $   (0.00)              $    0.04
                                                                          =========               =========
    Net income (loss)                                                     $   (0.03)              $    0.04
                                                                          =========               =========

   Dividends declared                                                     $    0.24               $    0.00
                                                                          =========               =========

   Weighted average common shares                                         3,406,470               1,542,010
                                                                          =========               =========


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY
 (Dollars in Thousands)



                                                   COMMON SHARES
                                            --------------------------  ADDITIONAL                    TOTAL
                                                  NUMBER                 PAID-IN    ACCUMULATED   SHAREHOLDERS'
                                                OF SHARES     AMOUNT     CAPITAL      DEFICIT         EQUITY
 SHAREHOLDERS' EQUITY,
   DECEMBER 31, 1995                             2,676,381      $  26    $  18,240    $  (538)       $ 17,728
    Proceeds of share offering, net                699,175          7        6,045                      6,052
    Conversion of units to shares                   52,105          1                                       1
    Issuance of common shares in the
 acquisition                                       744,940          8        7,068                      7,076
       of partnerships
    Dividends and distributions payable                                     (1,392)                    (1,392)
   Adjustment for minority interest in the
       Operating Partnership                                                   863                        863
    Net loss                                                                             (107)           (107)
 SHAREHOLDERS' EQUITY,                      ------------------------------------------------------------------
   JUNE 30, 1996 (UNAUDITED)                     4,172,601      $  42    $  30,824    $  (645)       $ 30,221
                                            ==================================================================





The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                           SIX MONTHS              SIX MONTHS
                                                                              ENDED                   ENDED
                                                                            JUNE 30,                JUNE 30,
                                                                              1996                    1995
                                                                           ---------             ------------
                                                                          (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES:
   Net income (loss)                                                    $   ( 107)              $      63
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Minority interest of unitholders in the Operating Partnership             (3)                     53
     Depreciation and amortization                                          2,261                     714
     Early extinguishment of debt                                             101
   Change in assets and liabilities net of amounts acquired:
     Increase in restricted cash                                             (87)                     (67)
     Decrease in other assets                                                 214                       5
     Increase in accounts payable and
       accrued expenses relating to operations                                609                     182
     Increase (decrease) in due to affiliates relating to operations        (171)                      51
     Increase in security deposits and prepaid rent                            12                      34
                                                                        ---------               ---------

        Net cash provided by operating activities                           2,829                   1,035
                                                                        ---------               ---------

INVESTING ACTIVITIES:
   Acquisition and construction of real estate assets                      (5,099)                 (6,699)
   Purchase of furniture, fixtures and equipment                              (42)                   (781)
   Cash acquired in mergers                                                   164                   1,988
                                                                        ---------               ---------

        Net cash used in investing activities                              (4,977)                 (5,492)
                                                                        ---------               ---------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                    13,178                   6,774
   Principal reductions on mortgage notes payable                          (8,137)                    (87)
   Payment of note payable to affiliate                                    (1,403)
   Payment of loan costs                                                     (202)                   (182)
   Proceeds from issuance of shares                                         6,589
   Payment of share and unit issuance costs                                  (563)                   (118)
   Payment of dividend                                                       (566)
                                                                        ---------               ---------
        Net cash provided by financing activities                           8,896                   6,387
                                                                        ---------               ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                         6,748                   1,930

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                      1,404                   1,008
                                                                        ---------               ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   8,152               $   2,938
                                                                        =========               =========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest, net of capitalized interest                  $   1,742               $     808
                                                                        =========               =========



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION OF THE COMPANY AND RECENT DEVELOPMENTS

         Roberts Realty Investors, Inc. (the "Company"), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered real estate investment trust (a "REIT"). Approximately 85% of the Company's apartment homes are located in the Atlanta metropolitan area. The Company conducts its business through Robert Properties Residential, L.P. (the "Operating Partnership") of which the Company is the sole general partner and in which the Company owns a 60% interest.

         On November 1, 1995, the Company commenced an offering of up to 631,580 Shares ("Cash Offering") at a price of $9.50 per Share. On April 19, 1996, the Company increased the size of the Cash Offering from 631,580 Shares to 736,850 Shares after the original Cash Offering was fully subscribed, and extended the termination date of the Cash Offering to May 10, 1996. Upon the initial closing of the Cash Offering on March 29, 1996 at which 443,675 Shares were issued, the Operating Partnership purchased 22.5 acres of land for $1,628,000 from an affiliate of Mr. Charles S. Roberts, the President and Chief Executive Officer of the Company ("Mr. Roberts"), for the development and construction of a 180-unit apartment community. Development costs are anticipated to be approximately $12,268,000 and include the purchase of the land, entering into a fixed price construction contract with an affiliate of Mr. Roberts in the amount of $8,829,000 and other contracts with Roberts Properties, Inc. related to design, development, and construction administration in the aggregate amount of $735,000.

         Upon the final closing of the Cash Offering on May 7, 1996, the Company issued 255,500 Shares and received additional net proceeds of $2,257,000 which will be used for general corporate purposes at the discretion of the Company's Board of Directors.

         On February 20, 1996, the Company's Board of Directors declared a distribution in the amount of $0.11875 per common share and unit paid on April 15, 1996 to shareholders of the Company and unitholders of the Operating Partnership of record on March 19, 1996.

         On March 21, 1996, the Company acquired the assets and liabilities of Roberts Properties Bentley Place, L.P. ("Bentley Place, L.P.") in exchange for 744,940 Shares valued at $9.50 per Share or $7,076,930 in the aggregate to the partners of Bentley Place, L.P. Bentley Place is a 117-unit apartment community located in DeKalb County, Georgia.

         On May 21, 1996, the Company's Board of Directors declared a distribution in the amount of $0.11875 per common share and unit paid on July 15, 1996 to shareholders of the Company and unitholders of the Operating Partnership of record on June 28, 1996.

         On June 26, 1996, the Company acquired the assets and liabilities of The Crestmark Club, L.P. ("Crestmark, L.P.") in exchange for 746,715 units of partnership interest ("Units") in the Operating Partnership valued at $9.75 per Unit or $7,280,471 in the aggregate to the partners of Crestmark, L.P. Crestmark's assets include a 248-unit apartment community and 8.8 acres of adjoining land located in Douglas County, Georgia for the development of an 86-unit second phase to the Crestmark community. The second phase is currently under construction.


2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements, as restated, and notes thereto included in the Company's Registration Statement on Form 10-SB.


3.       MORTGAGE NOTES PAYABLE

         On January 23, 1996, the Company received a commitment to refinance the existing loan secured by the River Oaks community for $9,250,000 at a fixed interest rate of 7.15% for a term of seven years. Management expects the refinancing to close by October 31, 1996.

         On January 31, 1996, the Company completed the refinancing of the mortgage note secured by the Highland Park community. The new mortgage note is in the amount of $8,178,000 at a fixed interest rate of 7.30% payable in monthly installments of $56,066 based on a 30-year amortization schedule. The note matures on February 15, 2003.

         On February 27, 1996, the Company received a commitment to provide financing in the amount of $6,420,000 secured by the Holcomb Bridge community. Holcomb Bridge is under construction and was unencumbered at December 31, 1995. The terms of the financing include a fixed interest rate of 7.14% with a ten year term. Management expects the financing to close on or before January 31, 1997.

         On March 28, 1996, the Company completed the financing of the Laurelwood community. The new mortgage note is in the amount of $5,000,000 at a fixed interest rate of 7.13% payable in monthly installments of $35,739 based on a 25-year amortization schedule. The note matures on April 15, 2006.

         On April 2, 1996, the Company received a commitment to provide financing in the amount of $4,100,000 secured by the Bentley Place community. The Bentley Place community was unencumbered at December 31, 1995. The terms of the financing include a fixed interest rate of 7.10% with a ten year term. Management expects the financing to close on or before September 30, 1996.

4.       EXTRAORDINARY ITEMS

         The 1996 extraordinary item resulted from the write-off of unamortized deferred financing costs associated with the January 31, 1996 refinancing of the mortgage note secured by the Highland Park community. The extraordinary item is net of $62,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during 1996.


5.       MINORITY INTEREST

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. The Company's general partner interest was 56.1% and 60% at December 31, 1995 and June 30, 1996, respectively. Units held by the minority interest as a percentage of total Units and Shares outstanding was 43.9% and 40% at December 31, 1995 and June 30, 1996, respectively. The minority interest of the unitholders in the Operating Partnership was $13,873,000 and $20,148,000 at December 31, 1995 and June 30,
         1996, respectively. Subject to certain conditions, Units will become exchangeable for cash, or at the option of the Company, for Shares on a one-for-one basis. The minority interest of the unitholders in the Operating Partnership is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and changes as additional Shares and Units are issued.


6.       EARNINGS PER SHARE

         Income (loss) before extraordinary item and net income (loss) per common share for the six months ended June 30, 1996 and 1995 has been computed by dividing income (loss) before extraordinary item and net income (loss) by the weighted average number of Shares outstanding during the periods of 3,406,470 and 1,542,010, respectively. The weighted average number of Shares outstanding during the three months ended June 30, 1996 and 1995 was 4,023,861 and 1,820,011, respectively.


7.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the six months ended June 30, 1996 were as follows:

         A. The Company issued 744,940 Shares in exchange for the assets and liabilities of Bentley Place, L.P. valued at $7,076,930 including cash of $165,000. No mortgage debt was assumed in connection with this acquisition.

         B. The Operating Partnership issued 746,715 Units in exchange for the assets and liabilities of Crestmark, L.P. valued at $7,280,471 including cash of $117,000. Mortgage debt of $10,184,000 and a note payable to Mr. Roberts in the amount of $1,403,000 were assumed in connection with this acquisition.

8.       PRO FORMA FINANCIAL INFORMATION

         Following is a summary of certain operating results presented on a pro forma basis as if the partnerships purchased by the Operating Partnership in 1995 and 1996 had been acquired as of the beginning of the periods presented:

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                         ------------------------------
                                                                                           1996               1995
                           Operating revenues                                            $8,006,000         $5,245,000
                           Income (loss) before extraordinary item                         $(79,000)           $20,000
                           Net income (loss)                                              $(177,000)           $20,000
                           Net income (loss) per share                                       $(0.04)             $0.01


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         The Operating Partnership presently owns 11 multifamily apartment communities containing a total of 2,194 apartment homes, 670 of which are under construction, development, or redevelopment. The existing communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Windsong, Bentley Place, and Crestmark, containing a total of 1,524 apartment units, are stabilized; the 207-unit Laurelwood community is under redevelopment; and the 146-unit Holcomb Bridge community, the 180-unit Howell Ferry community, a 51-unit second phase of Plantation Trace, and an 86-unit second phase of Crestmark are now under construction or development. With the exception of Windsong, all of the Communities are located in the Atlanta metropolitan area. The 232-unit Windsong Community is located on St. Simons Island approximately 10 miles east of Brunswick, Georgia.

         The following discussion should be read in conjunction with the consolidated and combined financial statements of the Company and its Predecessors, as restated (Roberts Properties River Oaks, L.P., Roberts Properties Rosewood Plantation, L.P., Roberts Properties Preston Oaks, L.P. and Roberts Properties Highland Park, L.P.) and the notes thereto included in the Company's Registration Statement on Form 10-SB.

RESULTS OF OPERATIONS

         The Company and its Predecessors have historically experienced net losses due to the effects of depreciation and amortization, which are non-cash expenses. The Company expects to continue to record net losses in future periods due to the continued effects of these expenses.

         Comparison of Three and Six Months Ended June 30, 1996 to Three and Six Months Ended June 30, 1995. For the three months ended June 30, 1996, the Company had income of $91,000 (before minority interest) compared to income of $16,000 (before minority interest) for the three months ended June 30, 1995. Interest income increased by $82,000 due to the closing of an offering of 699,175 Shares of common stock ("Cash Offering") which led to the Company maintaining higher cash balances during the period. For the six months ended June 30, 1996, the Company experienced a loss of $9,000 (before minority interest and extraordinary item) compared to a profit of $116,000 (before minority interest) for the six months ended June 30, 1995. While income from operations increased $969,000 or 131%, the net loss was primarily due to a $1,158,000 increase in interest expense. The increase in interest expense is due primarily to the following: (1) an increase in debt associated with the completion of the Preston Oaks and Highland Park Communities as they progressed from the construction phase (where interest is capitalized) to the operating phase (where interest is expensed), (2) the closing of the $5,000,000 loan secured by the Laurelwood Community which was previously unencumbered, and (3) the acquisition of the Plantation Trace, Windsong and Crestmark Communities.

         Rental income increased $2,248,000 or 170% from $1,322,000 to $3,570,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Rental income increased $4,439,000 or 200% from $2,220,000 to $6,659,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. These increases are due primarily to the following: (1) the completion of the construction and lease-up phases at the Preston Oaks and Highland Park Communities, (2) the acquisition of the Plantation Trace, Windsong, Bentley Place and Crestmark Communities in May 1995, September 1995, March 1996, and June 1996, respectively, and (3) the acquisition of the Laurelwood Community from an independent third party in December 1995. Property operating expenses (excluding depreciation and general and administrative expenses) increased $892,000 or 168% and $1,859,000 or 223% for the three and six months ended June 30, 1996 in comparison with the same periods in 1995. Depreciation expense increased $778,000 or 202% and $1,546,000 or 252% for the three and six months ended June 30, 1996 in comparison with the same periods of 1995. These increases in both property operating expenses and depreciation expense are due primarily to the completion of the

Preston Oaks and Highland Park Communities and the acquisition of the Plantation Trace, Windsong, Laurelwood, Bentley Place and Crestmark Communities. General and administrative expenses increased $109,000 or 147% and $189,000 or 134% for the three and six months ended June 30, 1996 in comparison with the same periods of 1995. These expenses include legal and accounting fees, marketing and printing fees, salaries, director fees and certain other costs. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms. When comparing the three and six months ended June 30, 1996 to the three and six months ended June 30, 1995, general and administrative expenses as a percentage of operating revenues declined from 5.3% to 4.9% and from 6.1% to 4.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995. Cash and cash equivalents increased $6,748,000 during the six months ended June 30, 1996 from $1,404,000 at December 31, 1995 to $8,152,000 at June
30, 1996. This increase is due to the excess of cash flow provided by operating and financing activities over cash used in investing activities.

         A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, and operating expenses with respect to such apartment homes. Net cash provided by operating activities increased $1,794,000 from $1,035,000 to $2,829,000 due primarily to the acquisition of the Plantation Trace, Windsong, Bentley Place and Crestmark apartment home communities. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income
(loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities decreased $515,000 or 9.4% from $5,492,000 to $4,977,000. Investing activities in 1996 included: (1) the acquisition of 22.5 acres of undeveloped land to be used for the development and construction of a 180-unit apartment home community (Howell Ferry), (2) the ongoing costs of construction at Holcomb Bridge, (3) the renovation work at Plantation Trace and River Oaks, and (4) the redevelopment of Laurelwood.

         Net cash provided by financing activities increased $2,509,000 from $6,387,000 to $8,896,000, due primarily to an increase in borrowings associated with the financing of the Laurelwood Community and from the net proceeds of the closing of the Cash Offering during the period.

         The Company anticipates that each Community's rental and other operating revenues after completion of redevelopment or construction will be adequate to provide short-term liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable, and capital expenditures.

         The Company expects to meet its other short-term liquidity requirements (consisting primarily of general and administrative expenses, quarterly distributions, completion of development in process, and the funding of possible acquisitions or pursuit of new development opportunities) through the following: (a) working capital provided by operations, (b) proceeds from mortgage notes payable (related to the development and construction of Holcomb Bridge and Howell Ferry and the financing of Laurelwood and Bentley Place), and
(c) net proceeds from the issuance of Shares in the Cash Offering. Management expects that the development and construction of Holcomb Bridge will be funded by working capital until the funding of a $6,420,000 permanent loan upon the completion of construction of the Community, for which the Company has received a commitment from Nationwide Life Insurance Company. Construction of the second phase of Plantation Trace will be funded from a portion of the proceeds of the $5,000,000 permanent loan with Nationwide Life Insurance Company that closed on March 28, 1996 and is secured by Laurelwood. The planned development of Howell Ferry is anticipated to be funded with the net proceeds of the Cash Offering and an $8,454,000 loan. The development and construction of the second phase of Crestmark is anticipated to be funded from the proceeds of the Bentley Place loan and working capital provided by operations.

         The Company, through the Operating Partnership, obtained a $1,000,000 unsecured revolving line of credit from First Union National Bank of Georgia in 1995. The Company elected not to renew the line of credit upon its expiration in May 1996.

         On January 23, 1996, the Company received a commitment from Nationwide Life Insurance Company for a $9,250,000 permanent loan to refinance the existing debt on the River Oaks Community, which matures with a principal balance of $8,827,000 in November 1996. The commitment is for a loan with a term of seven years with monthly payments of principal and interest based on a 30-year amortization schedule and a fixed interest rate of 7.15% per annum.

         On February 27, 1996, the Company received a commitment from Nationwide Life Insurance Company for a permanent loan to be secured by Holcomb Bridge to be funded on or before January 31, 1997 at the completion of construction. The principal amount of the note will be $6,420,000 and will bear interest at a fixed interest rate of 7.14% per annum for a 10-year term.

         On April 2, 1996, the Company received a commitment from Nationwide Life Insurance Company for a $4,100,000 permanent loan to be secured by Bentley Place. The loan will have a fixed interest rate of 7.10% per annum for a ten-year term. The closing is expected to occur not later than September 30, 1996.

         On May 7, 1996 the Company closed the Cash Offering in which it sold 699,175 Shares in the aggregate for $9.50 per Share. Upon the initial closing of the offering on March 29, 1996 at which 443,675 Shares were issued, the Operating Partnership paid Roberts Properties, Inc. $1,628,000 to purchase approximately 22.5 acres of land for the development and construction of the 180-unit Howell Ferry Community on such property. Additional net offering proceeds of approximately $2,186,000, along with an $8,454,000 mortgage loan (for which the Company has not yet obtained a commitment), will be used to develop and construct Howell Ferry. The remaining $2,240,000 in net proceeds of the offering will be used for one or more of the following purposes at the discretion of the Company's Board of Directors: (a) reducing the amount of debt that would otherwise be obtained to finance Howell Ferry; (b) funding the acquisition of an additional multifamily apartment community or other real estate assets; and (c) providing funds for general corporate purposes.

         The Company's existing mortgage indebtedness and the indebtedness it expects to obtain pursuant to the commitments described above will require balloon payments coming due over the years 2000 to 2006 as summarized below:

                          1997                   $0
                          1998                   $0
                          1999                   $0
                          2000          $11,254,000
                          2001          $15,238,000
                          2002           $7,954,000
                          2003          $15,928,000
                          2004                   $0
                          2005                   $0
                          2006          $13,078,000
                                        -----------
                          Total         $63,452,000
                                        ===========

         Because the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and that the Company may not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance such debt through (a) debt financing collateralized by mortgages on individual Communities or groups of Communities or uncollateralized private or public debt offerings, and/or (b) additional equity offerings.

         Management believes that these sources of debt financing, equity capital, operating cash flow and working capital of the Company, coupled with the $2,240,000 in additional net proceeds of the Cash Offering, will provide the liquidity and adequate capital resources to begin and complete its planned development and construction activities. The Company expects liquidity and capital resources for additional acquisition and development to be provided by a combination of secured long-term borrowing and issuance of equity securities.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Such adoption had no material effect on the financial statements.

INFLATION

         Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable the Company to seek increases in rents after the expiration of each lease. Additionally, the construction contracts for the Holcomb Bridge and Howell Ferry Communities and for the second phase of Plantation Trace and Crestmark will be at fixed prices and equal substantially all of the anticipated construction costs. The short-term nature of these leases and the fixed price construction contracts serve to reduce the risk to the Company of the adverse effects of inflation.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required by Item 601 of Regulation SB are described in the following Index to Exhibits and are filed as part of this report on Form 10-QSB.



EXHIBIT
  NO.                                 DESCRIPTION
- -------                               -----------
 4.2.5     Certificate of Merger filed with the Georgia Secretary of State on
           March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place
           Merger).

 4.2.6 Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club, L.P. with and into
           Roberts Properties Residential, L.P. (Crestmark Merger).

10.14.1    Amendment to Dealer Agreement among Roberts Realty Investors, Inc.,
           Spalding & Company, and Roberts Properties Residential, L.P. (as to
           Section 7 only), dated April 19, 1996  (1995-1996 Cash Offering).

10.14.2    Amendment to Escrow Agreement among Roberts Realty Investors, Inc.,
           Spalding & Company and First Union National Bank of Georgia, dated
           April 19, 1996  (1995-1996 Cash Offering).

10.14.3    Sales Contract between Roberts Properties, Inc., as Seller, and
           Roberts Properties Residential, L.P., as Purchaser, dated March 15,
           1996 (for Howell Ferry Property)  (1995-1996 Cash Offering).

10.14.4    Design Agreement between Roberts Properties Residential, L.P. and
           Roberts Properties, Inc., dated March 29, 1996  (1995-1996 Cash
           Offering).

10.14.5    Development Agreement between Roberts Properties Residential, L.P.
           and Roberts Properties, Inc., dated March 29, 1996  (1995-1996 Cash
           Offering).

10.14.6    Finish Selection and Interior Design Agreement between Roberts
           Properties Residential, L.P. and Roberts Properties, Inc., dated
           March 29, 1996  (1995-1996 Cash Offering).

10.14.7    Construction Administration Agreement between Roberts Properties
           Residential, L.P. and Roberts Properties, Inc., dated March 29, 1996
           (1995-1996 Cash Offering).

10.17.1    Merger Agreement and Plan of Merger by and among Roberts Realty
           Investors, Inc., Roberts Properties Residential, L.P., Roberts
           Properties Bentley Place, L.P., and Charles S. Roberts, dated March
           21, 1996 (Bentley Place Merger).

10.17.2    Consulting Agreement by and between Roberts Properties Group, Inc.
           and Roberts Properties Bentley Place, L.P., dated July 31, 1992
           (Bentley Place Syndication).

10.17.2.1  Amendment #1 to Consulting Agreement regarding Bentley Place dated
           March 21, 1996 (Bentley Place Merger).

10.17.3    Property Management Agreement between Roberts Properties Bentley
           Place, L.P. and Roberts Properties Management, Inc., dated July 31,
           1992 (Bentley Place Syndication).

10.17.3.1  Amendment #1 to Property Management Agreement regarding Bentley
           Place, dated March 21, 1996 (Bentley Place Merger).

10.17.4    Application/Contract for Mortgage Loan between Roberts Properties
           Residential, L.P. and Nationwide Life Insurance Company, dated April
           2, 1996 (Bentley Place).

10.19.1    Real Estate Note A executed by Roberts Properties Residential, L.P.
           in favor of Nationwide Life Insurance Company, dated March 28, 1996, in the original principal amount of $4,250,000.00 (Laurelwood).

10.19.2    Real Estate Note B executed by Roberts Properties Residential, L.P.
           in favor of West Coast Life Insurance Company, dated March 28, 1996, in the original principal amount of $750,000.00 (Laurelwood).

10.19.3    Deed to Secure Debt and Security Agreement executed by Roberts
           Properties Residential, L.P. in favor of Nationwide Life Insurance
           Company and West Coast Life Insurance Company, dated March 28, 1996, and related collateral documents (Laurelwood).

10.22.1    Solicitation Agreement by and among Spalding & Company, Roberts
           Realty Investors, Inc., Roberts Properties Residential, L.P., The
           Crestmark Club, L.P., and Charles S. Roberts, dated May 8, 1996
           (Crestmark Merger).

10.22.2    Merger Agreement and Plan of Merger by and among Roberts Realty
           Investors, Inc., Roberts Properties Residential, L.P., The Crestmark
           Club, L.P., Charles S. Roberts, James M. and Penelope H. Goodrich, and Norman A. Goldman, dated June 26, 1996 (Crestmark Merger).

10.22.3    Property Management Agreement between The Crestmark Club, L.P. and
           Roberts Properties Management, Inc., dated January 11, 1991
           (Crestmark Syndication).

10.22.3.1 Amendment #1 to Property Management Agreement regarding Crestmark, dated June 26, 1996 (Crestmark Merger).

10.22.3.2 Amendment #2 to Property Management Agreement regarding Crestmark, dated June 26, 1996 (Crestmark Merger).

10.22.4    Consulting Agreement regarding Crestmark by and between Roberts
           Properties Residential, L.P. and Roberts Properties, Inc., dated
           June 26, 1996 (Crestmark Merger).

10.22.5    Assumption and Modification Agreement by and among The Crestmark
           Club, L.P., Roberts Properties Residential, L.P., and Federal Home
           Loan Mortgage Corporation dated as of June 26, 1996 (Crestmark
           Merger).

10.23.1    Amended and Restated Consulting Agreement between Roberts Properties
           Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996.

10.23.2    Amended and Restated Consulting Agreement between Roberts Properties
           Residential, L.P. and Roberts Properties Group, Inc., dated June 26,
           1996.

10.23.3    Amended and Restated Consulting Agreement between Roberts Properties
           Residential, L.P. and Roberts Properties Management, L.L.C., dated
           June 26, 1996.


27         Financial Data Schedule. (For SEC Use Only)

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.








                                   SIGNATURES

     In accordance with Section 12 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ROBERTS REALTY INVESTORS, INC.




  Date:  August 12, 1996         By: /s/  Charles S. Roberts
                                    ------------------------------------
                                    Charles S. Roberts, Chairman of the
                                    Board, Chief Executive Officer, and
                                    President




  Date:  August 12, 1996         By: /s/  Charles R. Elliott
                                     -----------------------------------
                                     Chief Financial Officer