Form 10QSB
period 1996-09-30
ROBERTS REALTY INVESTORS INC
filed 1996-11-12
CIK 1011109

===============================================================================

                    U.S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

===============================================================================

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         ROBERTS REALTY INVESTORS, INC.


                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of September 30, 1996
                 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

                 Consolidated Statements of Operations for the three and
                 nine months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . 3

                 Consolidated Statement of Shareholders' Equity   . . . . . . . . . . . . . . . . . . . 5

                 Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . 6

                 Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . 7

Item 2.          Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . 12


PART II          OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . 21

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                1996               1995
                                                                                             -------------     ------------
ASSETS                                                                                        (UNAUDITED)

REAL ESTATE ASSETS -  At cost:
   Land                                                                                        $  16,865       $  13,170
   Buildings and improvements                                                                     75,325          54,422
   Furniture, fixtures, and equipment                                                              9,370           6,651
                                                                                               ---------       ---------
                                                                                                 101,560          74,243
   Less accumulated depreciation                                                                 (7,394)         (3,940)
                                                                                               ---------       ---------

      Operating real estate assets                                                                94,166          70,303

Construction-in-progress and real estate under development                                        14,586           4,083
                                                                                               ---------       ---------

      Net real estate assets                                                                     108,752          74,386

CASH AND CASH EQUIVALENTS                                                                          8,580           1,404

RESTRICTED CASH                                                                                      750             392

DEFERRED FINANCING COSTS - Net of accumulated amortization of
   $414 and $513 at September 30, 1996 and December 31, 1995, respectively                           538             511

OTHER ASSETS - Net                                                                                   505             631
                                                                                               ---------       ---------

                                                                                               $ 119,125       $  77,324
                                                                                               =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Mortgage notes payable                                                                      $  63,120       $  44,019
   Accounts payable and accrued expenses                                                           1,340             524
   Dividends and distributions payable                                                               826
   Due to affiliates (including retainage payable of $205 and $246 at
      September 30, 1996 and December 31, 1995, respectively)                                      3,774             808
   Security deposits and prepaid rents                                                               456             372
                                                                                               ---------       ---------

      Total liabilities                                                                           69,516          45,723

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                                   19,744          13,873

SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
   Common shares, $.01 par value, 100,000,000 shares authorized, 4,186,329 and 2,676,381 shares
      issued and outstanding at September 30, 1996 and December 31, 1995,  respectively               42              26
   Additional paid-in capital                                                                     30,427          18,240
   Accumulated deficit                                                                             (604)           (538)
                                                                                               ---------       ---------
      Total shareholders' equity                                                                  29,865          17,728
                                                                                               ---------       ---------
                                                                                               $ 119,125       $  77,324
                                                                                               =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

                                                                          THREE MONTHS           THREE MONTHS
                                                                             ENDED                   ENDED
                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                             1996                    1995
                                                                         -------------           -------------
                                                                          (UNAUDITED)             (UNAUDITED)
OPERATING REVENUES:
   Rental operations                                                    $     3,980            $     1,946
   Other operating income                                                       155                     87
                                                                          ---------              ---------

      Total operating revenues                                                4,135                  2,033
                                                                          ---------              ---------

OPERATING EXPENSES:
   Personnel                                                                    370                    204
   Utilities                                                                    260                    121
   Repairs, maintenance, and landscaping                                        274                    109
   Real estate taxes                                                            303                    141
   Marketing, management fees, and other                                        368                    182
   General and administrative expenses                                          286                    101
   Depreciation of real estate assets                                         1,294                    630
                                                                          ---------              ---------

      Total operating expenses                                                3,155                  1,488
                                                                          ---------              ---------

INCOME FROM OPERATIONS                                                          980                    545
                                                                          ---------              ---------

OTHER INCOME (EXPENSES):
   Interest income                                                              120                     96
   Interest expense                                                            (988)                  (613)
   Amortization of deferred financing costs                                     (42)                   (54)
   Other amortization expense                                                    (5)                   (16)
                                                                          ---------              ---------

      Total other income (expenses)                                            (915)                  (587)
                                                                          ---------              ---------
INCOME BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                                        65                    (42)

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                 (26)                    17
                                                                          ---------              ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                          39                    (25)

EXTRAORDINARY ITEM - Early extinguishment of debt, net of
    minority interest of unitholders in the Operating Partnership                 0                   (107)
                                                                          ---------              ---------

NET INCOME (LOSS)                                                       $        39            $      (132)
                                                                          =========              =========
PER SHARE DATA:

  Income (loss) before extraordinary item                               $      0.01            $      (.01)
                                                                          =========              =========

  Net income (loss)                                                     $      0.01            $      (.06)
                                                                          =========              =========

  Dividends declared (rounded)                                          $      0.12            $      0.00
                                                                          =========              =========

  Weighted average common shares                                          4,186,180              2,359,012
                                                                          =========              =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)


                                                                           NINE MONTHS             NINE MONTHS
                                                                              ENDED                   ENDED
                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                              1996                    1995
                                                                         -------------           -------------
                                                                       (Unaudited)               (Unaudited)
OPERATING REVENUES:
   Rental operations                                                     $   10,639             $    4,166
   Other operating income                                                       384                    192
                                                                          ---------              ---------

      Total operating revenues                                               11,023                  4,358
                                                                          ---------              ---------
OPERATING EXPENSES:
   Personnel                                                                    965                    424
   Utilities                                                                    680                    253
   Repairs, maintenance, and landscaping                                        688                    206
   Real estate taxes                                                            918                    340
   Marketing, management fees, and other                                      1,018                    368
   General and administrative expenses                                          616                    242
   Depreciation of real estate assets                                         3,453                  1,243
                                                                          ---------              ---------

      Total operating expenses                                                8,338                  3,076
                                                                          ---------              ---------

INCOME FROM OPERATIONS                                                        2,685                  1,282
                                                                          ---------              ---------
OTHER INCOME (EXPENSES):
   Interest income                                                              280                    163
   Interest expense                                                          (2,733)                (1,200)
   Amortization of deferred financing costs                                    (119)                  (116)
   Other amortization expense                                                   (57)                   (55)
                                                                          ---------              ---------
      Total other income (expenses)                                          (2,629)                (1,208)
                                                                          ---------              ---------
INCOME (LOSS) BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                                        56                     74

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                 (22)                   (32)
                                                                          ---------              ---------


INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                          34                     42

EXTRAORDINARY ITEM - Early extinguishment of debt, net of
   minority interest of unitholders in the Operating Partnership               (100)                  (103)
                                                                          ---------              ---------

NET INCOME (LOSS)                                                        $      (66)            $      (61)
                                                                          =========              =========

PER SHARE DATA:

   Income (loss) before extraordinary item                               $     0.01             $     0.02
                                                                          =========              =========

   Net income (loss)                                                     $    (0.02)            $    (0.03)
                                                                          =========              =========

   Dividends declared (rounded)                                          $     0.36             $     0.00
                                                                          =========              =========

   Weighted average common shares                                         3,669,229              1,817,336
                                                                          =========              =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY
(Dollars in Thousands)



                                                           COMMON SHARES
                                                        -------------------    ADDITIONAL                     TOTAL
                                                         NUMBER                 PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                                        OF SHARES    AMOUNT     CAPITAL       DEFICIT        EQUITY
         SHAREHOLDERS' EQUITY,
           DECEMBER 31, 1995                             2,676,381    $   26   $ 18,240       $   (538)     $  17,728
            Proceeds of share offering, net                699,175         7      6,045                         6,052
            Conversion of units to shares                   65,833         1                                        1
            Issuance of common shares in the
               acquisition of partnerships                 744,940         8      7,068                         7,076

            Dividends and distributions payable                                  (2,218)                       (2,218)
            Adjustment for minority interest in the
               Operating Partnership                                              1,292                         1,292
            Net loss                                                                               (66)           (66)
                                                         ------------------------------------------------------------
         SHAREHOLDERS' EQUITY,
           SEPTEMBER 30, 1996 (UNAUDITED)                4,186,329       $42    $30,427          ($604)       $29,865
                                                         ============================================================





The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                          NINE MONTHS             NINE MONTHS
                                                                             ENDED                   ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                            1996                    1995
                                                                        -------------           -------------
                                                                         (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES:
   Net income (loss)                                                   $      (66)             $      (61)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Minority interest of unitholders in the Operating Partnership             22                      32
     Depreciation and amortization                                          3,589                   1,409
     Early extinguishment of debt                                             100                     103
   Change in assets and liabilities net of amounts acquired:
     Increase in restricted cash                                             (133)                    (74)
     Decrease (increase) in other assets                                       93                    (101)
     Increase in accounts payable and
       accrued expenses relating to operations                                635                     132
     (Decrease) increase in due to affiliates relating to operations         (205)                    243
     (Decrease) increase in security deposits and prepaid rent                (11)                    108
                                                                       ----------              ----------

        Net cash provided by operating activities                           4,024                   1,791
                                                                       ----------              ----------
INVESTING ACTIVITIES:
   Acquisition and construction of real estate assets                      (8,785)                (12,544)
   Purchase of furniture, fixtures and equipment                              (57)                 (1,585)
   Cash acquired in mergers                                                   164                   2,490
                                                                       ----------              ----------
        Net cash used in investing activities                              (8,678)                (11,639)
                                                                       ----------              ----------
FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                    17,278                  20,808
   Principal reductions on mortgage notes payable                          (8,320)                 (8,699)
   Payment of note payable to affiliate                                    (1,403)
   Payment of loan costs                                                     (309)                   (166)
   Proceeds from issuance of shares                                         6,589                   6,586
   Payment of share and unit issuance costs                                  (613)                   (702)
   Payment of dividend                                                     (1,392)
   Capital distribution to predecessors                                                               (95)
                                                                       ----------              ----------
        Net cash provided by financing activities                          11,830                  17,732
                                                                       ----------              ----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                         7,176                   7,884

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                      1,404                   1,008
                                                                       ----------              ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    8,580              $    8,892
                                                                       ==========              ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest, net of capitalized interest                 $3,026,543              $1,333,684



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION OF THE COMPANY AND RECENT DEVELOPMENTS

         Roberts Realty Investors, Inc. (the "Company"), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered real estate investment trust (a "REIT"). Approximately 90% of the Company's apartment homes are located in the Atlanta metropolitan area. The Company conducts its business through Roberts Properties Residential, L.P. (the "Operating Partnership") of which the Company is the sole general partner and in which the Company owns a 60% interest.

         On November 1, 1995, the Company commenced an offering ("Cash Offering") of up to 631,580 shares of its common stock ("Shares") at a price of $9.50 per Share. On April 19, 1996, the Company increased the size of the Cash Offering from 631,580 Shares to 736,850 Shares after the original Cash Offering was fully subscribed, and extended the termination date of the Cash Offering to May 10, 1996. Upon the initial closing of the Cash Offering on March 29, 1996 at which 443,675 Shares were issued, the Operating Partnership purchased 22.5 acres of land for $1,628,000 from an affiliate of Mr. Charles S. Roberts, the President and Chief Executive Officer of the Company ("Mr. Roberts"), for the development and construction of a 180-unit apartment community. Development costs are anticipated to be approximately $12,268,000 and include the purchase of the land, entering into a fixed price construction contract with an affiliate of Mr. Roberts in the amount of $8,829,000 and other contracts with Roberts Properties, Inc. related to design, development, and construction administration in the aggregate amount of $735,000.

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

         On September 18, 1996, the Company's Board of Directors declared a distribution in the amount of $0.11875 per common share and unit paid on October 15, 1996 to shareholders of the Company and unitholders of the Operating Partnership of record on September 18, 1996.


2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements, as restated, and notes thereto included in the Company's Registration Statement on Form 10-SB.


3.       MORTGAGE NOTES PAYABLE

         On January 23, 1996, the Company received a commitment to refinance the existing loan secured by the River Oaks community for $9,250,000 at a fixed interest rate of 7.15% for a term of seven years. The financing closed on October 17, 1996. The new mortgage note is payable in monthly installments of $62,475 based on a 30-year amortization schedule.

         On January 31, 1996, the Company completed the refinancing of the mortgage note secured by the Highland Park community. The new mortgage note is in the amount of $8,178,000 at a fixed interest rate of 7.30% payable in monthly installments of $56,066 based on a 30-year amortization schedule. The note matures on February 15, 2003.

         On February 27, 1996, the Company received a commitment to provide financing in the amount of $6,420,000 secured by the Ivey Brook community. Ivey Brook is under construction and was unencumbered at December 31, 1995. The terms of the financing include a fixed interest rate of 7.14% with a ten year term. Management expects the financing to close on or before January 30, 1997.

         On March 28, 1996, the Company completed the financing of the Laurelwood community. The new mortgage note is in the amount of $5,000,000 at a fixed interest rate of 7.13% payable in monthly installments of $35,739 based on a 25-year amortization schedule. The note matures on April 15, 2006.

         On April 2, 1996, the Company received a commitment to provide financing in the amount of $4,100,000 secured by the Bentley Place community. The Bentley Place community was unencumbered at December 31, 1995. The terms of the financing include a fixed interest rate of 7.10% with a ten year term. The financing closed on August 14, 1996. The new mortgage note is payable in monthly installments of $27,553 based on a 30-year amortization schedule.


4.       EXTRAORDINARY ITEMS

         The 1996 extraordinary item resulted from the write-off of unamortized deferred financing costs associated with the January 31, 1996 refinancing of the mortgage note secured by the Highland Park community. The extraordinary item is net of $63,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during 1996.


5.       MINORITY INTEREST

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. The Company's general partner interest was 56.1% and 60.2% at December 31, 1995 and September 30, 1996, respectively. Units held by the minority interest as a percentage of total Units and Shares outstanding was 43.9% and 39.8% at December 31, 1995 and September 30,

         1996, respectively. The minority interest of the unitholders in the Operating Partnership was $13,873,000 and $19,744,000 at December 31, 1995 and September 30, 1996, respectively. Subject to certain conditions, Units will become exchangeable for cash, or at the option of the Company, for Shares on a one-for-one basis. The minority interest of the unitholders in the Operating Partnership is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and changes as additional Shares and Units are issued.


6.       EARNINGS PER SHARE

         Income (loss) before extraordinary item and net income (loss) per common share for the nine months ended September 30, 1996 and 1995 has been computed by dividing income (loss) before extraordinary item and net income (loss) by the weighted average number of Shares outstanding during the periods of 3,669,229 and 1,817,336, respectively. The weighted average number of Shares outstanding during the three months ended September 30, 1996 and 1995 was 4,186,180 and 2,359,012,
         respectively.


7.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the nine months ended September 30, 1996 were as follows:

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

8.       PRO FORMA FINANCIAL INFORMATION

         Following is a summary of certain operating results presented on a pro forma basis as if the partnerships purchased in 1995 and 1996 had been acquired as of the beginning of the periods presented:

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                           -------------------------------
                                                              1996                1995
                                                              ----                ----
         Operating revenues                                $12,141,000          $8,318,000
         Income (loss) before extraordinary item              $(62,000)            $38,000
         Net income (loss)                                   $(157,000)           $(68,000)
         Net income (loss) per share                            $(0.04)             $(0.02)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

The Operating Partnership presently owns 11 multifamily apartment communities consisting of 2,194 apartment homes, 463 of which are under construction or development. The existing communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Windsong, Bentley Place, Crestmark and Laurelwood, consisting of 1,731 apartment homes, are stabilized (the Company considers a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or
(b) one year after completion of construction, provided that any community under redevelopment is not considered to be stabilized during its redevelopment but is considered stabilized upon completion of redevelopment). The 146-unit Ivey Brook Community (referred to in previous reports as the Holcomb Bridge Community), the 180-unit Howell Ferry Community, an 86-unit second phase of Crestmark and a 51-unit second phase of Plantation Trace are now under construction or development. With the exception of Windsong, all of the Communities are located in the Atlanta metropolitan area. The 232-unit Windsong Community is located on St. Simons Island approximately 10 miles east of Brunswick, Georgia.

The following discussion should be read in conjunction with the accompanying financial statements and the notes thereto and is based primarily on the consolidated financial statements of the Company for the three and nine month periods ended September 30, 1996 and September 30, 1995.

Results of Operations

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995 - For the three months ended September 30, 1996, the Company posted net income of $39,000 or $0.01 per share (after minority interest and extraordinary item) compared to a loss of $132,000 or $0.06 per share (after minority interest and extraordinary item) for the three months ended September 30, 1995.

Rental income increased $2,034,000 or 104% from $1,946,000 for the quarter ended September 30, 1995 to $3,980,000 for the quarter ended September 30, 1996. This increase is due primarily to the following: (1) the completion of the construction and lease-up phases at the Preston Oaks and Highland Park Communities ($553,000), (2) the acquisition of the Windsong, Laurelwood, Bentley Place and Crestmark Communities in September 1995, December 1995, March 1996 and June 1996, respectively ($1,434,000), and (3) higher rental income from Plantation Trace, River Oaks and Rosewood Plantation (the three Communities included in the Company's portfolio for both the third quarter of 1995 and the third quarter of 1996) as leases were renewed at the higher current market rents.

Property operating expenses (excluding depreciation and general and administrative expenses) increased $818,000 or 108%. This increase is due primarily to the acquisition of the Windsong, Laurelwood, Bentley Place and Crestmark Communities and the completion of construction of the Preston Oaks and Highland Park Communities. Property operating expenses as a percentage of operating revenues increased from 37.2% for the quarter ended September 30, 1995 to 38.1% for the quarter ended September 30, 1996. This increase in operating expenses as a percent of operating revenues is due primarily to the Company's accounting policy of expensing all expenditures for carpet, appliances, HVAC units, water heaters and pool furniture which increased from $12,850 for the three months ended September 30, 1995 to $45,656 for the three months ended September 30, 1996.

Depreciation expense increased $664,000 or 105% from $630,000 to $1,294,000. This increase is due primarily to the following: (1) the completion of the Highland Park Community in the first quarter of 1996 because depreciation expense is recorded as rental units are completed and available for occupancy ($122,000), and (2) the acquisition of the Windsong, Laurelwood, Bentley Place and Crestmark Communities ($507,000).

General and administrative expenses increased $185,000 or 183% from $101,000 to $286,000 and includes legal and accounting fees, marketing and printing fees, salaries, director fees and other costs. The majority of the increase of $185,000 was due to higher salaries expense, professional services and legal and accounting fees associated with the Company's filing of its Form 10-SB registration statement with the Securities and Exchange Commission. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms. General and administrative expenses as a percentage of operating revenues increased from 5.0% for the three months ended September 30, 1995 to 6.9% for the three months ended September 30, 1996.

Interest income increased $24,000 or 25% from $96,000 to $120,000. This increase is due to higher cash equivalent investment balances during the third quarter of 1996 resulting from the proceeds of the Company's offering of 699,175 Shares for cash that was concluded in May 1996.

Interest expense increased $375,000 or 61% from $613,000 to $988,000. This increase is due primarily to the following: (1) an increase in debt associated with the completion of the Preston Oaks and Highland Park Communities as they progressed from the construction phase (where interest is capitalized) to the operating phase (where interest is expensed), (2) the debt assumed in the acquisition of the Windsong and Crestmark Communities, and (3) the $5,000,000 loan secured by Laurelwood that was closed in March 1996 and the $4,100,000 loan secured by Bentley Place that was closed in August 1996.

The mortgage note secured by the Preston Oaks Community was refinanced in September 1995 prior to its contractual maturity. The unamortized loan costs related to this mortgage note payable at the time of its refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the three months ended September 30, 1995 was $183,000 (including minority interests' share of $76,000).

Operating results for the three communities that were fully stabilized throughout both the 1996 period and the 1995 period (the River Oaks, Rosewood Plantation and Plantation Trace Communities) are summarized as follows:

                                               THREE MONTHS      THREE MONTHS
                                                  ENDED             ENDED               %
                                              SEPT 30, 1995     SEPT 30, 1996         CHANGE
                                              -------------     -------------         ------
 Rental income                              $1,334,000             $1,386,000           3.9%
 Total operating revenues                   $1,387,000             $1,386,000           3.2%
 Property operating expenses(1)             $  518,000             $  523,000           1.0%
 Net operating income                       $  869,000             $  909,000           4.6%
 Average stabilized occupancy(2)                  99.4%                  99.4%
 Operating expense ratio(3)                       37.3%                  36.5%         (0.8%)
 Average monthly rent per unit              $      821             $      854           4.0%

-----------------------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, management and other fees.
(2) Represents the average physical occupancy calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and then subtracting the resulting number from 100%. The calculation includes only the River Oaks, Rosewood Plantation and Plantation Trace Communities that were owned by the Company during both the third quarter of 1995 and the third quarter of 1996.
(3) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995 - At September 30, 1996, the Company owned nine completed and operating apartment home communities, with one apartment home community and a second phase of another under construction. The changes in operating results for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 are primarily the result of increases in the number of apartment homes owned due to (1) the completion of the Preston Oaks and Highland Park Communities during 1995, and (2) the acquisition of the Plantation Trace, Windsong, Laurelwood, Bentley Place and Crestmark Communities in May 1995, September 1995, December 1995, March 1996 and June 1996, respectively. For the nine months ended September 30, 1996, the Company posted a net loss of $66,000 or $0.02 per share (after minority interest and extraordinary item) compared to a net loss of $61,000 or $0.03 per share (after minority interest and extraordinary item) for the nine months ended September 30, 1995.

Rental income increased $6,473,000 or 155% from $4,166,000 to $10,639,000.
This increase is due primarily to the following: (1) the completion of the construction and lease-up phases at the Preston Oaks and Highland Park Communities ($2,308,000), (2) the acquisition of the Plantation Trace, Windsong, Laurelwood, Bentley Place and Crestmark Communities ($4,038,000), and (3) higher rental income from River Oaks and Rosewood Plantation (the two Communities included in the Company's portfolio for both periods) as leases are renewed at the higher current market rents.

Property operating expenses (excluding depreciation and general and administrative expenses) increased $2,678,000 or 168% from $1,591,000 to $4,269,000. This increase is due primarily to the acquisition of the Plantation Trace, Windsong, Laurelwood, Bentley Place and Crestmark Communities and the completion of construction of the Preston Oaks and Highland Park Communities. Property operating expenses as a percentage of operating revenues increased from 36.5% for the nine months ended September 30, 1995 to 38.7% for the nine months ended September 30, 1996. This increase in operating expenses as a percent of operating revenues is due primarily to the Company's accounting policy of expensing all expenditures for carpet, appliances, HVAC units, water heaters and pool furniture which increased from $12,916 for the nine months ended September 30, 1995 to $121,243 for the nine months ended September 30, 1996.

Depreciation expense increased $2,210,000 or 178% from $1,243,000 to $3,453,000. This increase is due primarily to the following: (1) the completion of the Preston Oaks and Highland Park Communities because depreciation expense is recorded as rental units are completed and available for occupancy ($728,000), and (2) the acquisition of the Plantation Trace, Windsong, Laurelwood, Bentley Place and Crestmark Communities ($1,506,000).

General and administrative expenses increased $374,000 or 155% from $242,000 to $616,000 and includes legal and accounting fees, marketing and printing fees, salaries, director fees and other costs. The increase of $374,000 was due primarily to higher salaries expense and legal and accounting fees associated with the Company's filing of its Form 10-SB registration statement with the Securities and Exchange Commission. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms. General and administrative expenses as a percentage of operating revenues remained unchanged at 5.6% for the nine months ended September 30, 1995 and September 30, 1996.

Interest income increased $117,000 or 72% from $163,000 to $280,000. This increase is due to higher cash equivalent investment balances resulting from the proceeds of the Company's offering of 699,175 Shares for cash that was concluded in May 1996.

Interest expense increased $1,533,000 or 128% from $1,200,000 to $2,733,000.
This increase is due primarily to the following: (1) an increase in debt associated with the completion of the Preston Oaks and Highland Park Communities as they progressed from the construction phase (where interest is capitalized) to the operating phase (where interest is expensed), (2) the debt assumed in the acquisition of the Plantation Trace, Windsong and Crestmark Communities, and

(3) the $5,000,000 loan on Laurelwood that was closed in March 1996 and the $4,100,000 loan on Bentley Place that was closed in August 1996.

Mortgage notes payable secured by Preston Oaks and Highland Park were refinanced in 1995 and 1996, respectively, in each case prior to its contractual maturity. The unamortized loan costs related to these mortgage notes payable at the time of their refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the nine months ended September 30, 1996 was $163,000 (including the minority interests' share of $63,000) compared to the extraordinary item of $183,000 (including the minority interests' share of $80,000) for the nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995 - Cash and cash equivalents increased $7,176,000 during the nine months ended September 30, 1996 compared to an increase of $7,884,000 for the nine months ended September 30, 1995. This increase in cash and cash equivalents for both periods is due to the excess of cash flow provided by operating and financing activities over cash used in investing activities.

A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities increased $2,233,000 from $1,791,000 to $4,024,000 due primarily to the acquisition of the Plantation Trace, Windsong, Laurelwood, Bentley Place and Crestmark Communities and the completion of the construction and lease-up phases of the Preston Oaks and Highland Park Communities. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

Net cash used in investing activities decreased $2,961,000 from $11,639,000 to $8,678,000 due primarily to increased construction activity during the nine months ended September 30, 1995 with the construction of the Preston Oaks and Highland Park Communities (a total of 377 apartment homes) compared to the construction of Ivey Brook and the second phase of Crestmark (a total of 232 apartment homes) during the nine months ended September 30, 1996.

Net cash provided by financing activities decreased $5,902,000 from $17,732,000 to $11,830,000 due primarily to the following: (1) an increase in borrowings during the nine months ended September 30, 1995 associated with the financing of the construction of the Preston Oaks and Highland Park Communities, (2) payment to an affiliate of a note payable assumed in the acquisition of the Crestmark Community in June 1996, and (3) payment of quarterly distributions on Shares and Units for the first and second quarters of 1996.

The Operating Partnership acquired the fully operating Plantation Trace and Windsong Communities in 1995 by issuing Units. Similarly, the Operating Partnership acquired the Crestmark Community and its 8.8 acres of adjacent undeveloped property in June 1996 by issuing Units. The Company issued Shares:
(1) in March 1995 to acquire the Ivey Brook Community, which is under construction, (2) in March 1996 to acquire the existing Bentley Place Community, and (3) in March 1996 in the Cash Offering to acquire the land for and fund the development of the Howell Ferry Community and for other corporate purposes. The Operating Partnership is also constructing a second phase to the existing Crestmark Community as well as developing a second phase of Plantation Trace. The Company anticipates that each Community's rental and other operating revenues after completion of construction will be adequate to provide short-term liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable, and capital expenditures.

The Company expects to meet its other short-term liquidity requirements (consisting primarily of general and administrative expenses, quarterly distributions, completion of development and construction in process, and the funding of possible acquisitions or pursuit of new development opportunities) through the following: (a) working capital provided by operations, (b) proceeds from mortgage notes payable (related to the development and construction of Ivey Brook and Howell Ferry), and (c) the net proceeds from the issuance of Shares in the Cash Offering that was completed May 7, 1996. Management expects that the construction of Ivey Brook will be funded by working capital until the funding of a $6,420,000 permanent loan upon the completion of construction of the Community, for which the Company has received a written commitment from Nationwide Life Insurance Company. Construction of the second phase of Plantation Trace will be funded from a portion of the proceeds of the $5,000,000 permanent loan with Nationwide Life Insurance Company that closed on March 28, 1996 and is secured by Laurelwood. The planned development of Howell Ferry is anticipated to be funded with the net proceeds of the Cash Offering and an $8,454,000 loan for which the Company is seeking a commitment.

The Company, through the Operating Partnership, obtained a $1,000,000 unsecured revolving line of credit from First Union National Bank of Georgia in 1995. At December 31, 1995, no borrowings were outstanding, although $163,000 of the line of credit had been reserved for the letter of credit issued in connection with the refinancing of Highland Park. The Company elected not to renew the line of credit upon its expiration in May 1996.

On August 10, 1995, the Company received a commitment from Nationwide Life Insurance Company to refinance the existing loan secured by Highland Park for $8,178,000 at a fixed interest rate of 7.30% per annum for a seven-year term. The refinancing was completed on January 31, 1996. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $56,066.

On September 20, 1995, the Company refinanced the $8,711,000 loan secured by Preston Oaks with a new loan from Nationwide Life Insurance Company at a fixed interest rate of 7.21% per annum for a seven year term. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $59,188.

The Operating Partnership sold The Shoppes of Crestmark on December 8, 1995 for a price of $940,000, and the net proceeds of such sale will be used to acquire or develop additional multifamily communities.

On December 15, 1995, the Company, through the Operating Partnership, acquired the Laurelwood Community from an independent third party for $7,775,000 in cash. The Company funded the purchase price from current working capital. On March 28, 1996, the Company closed a $5,000,000 permanent loan with Nationwide Life Insurance Company that is secured by the Laurelwood Community. The loan has a ten year term with monthly payments of principal and interest in the amount of $35,739 based on a 25-year amortization schedule and a fixed interest rate of 7.125% per annum.

On January 23, 1996, the Company received a commitment from Nationwide Life Insurance Company for a $9,250,000 permanent loan to refinance the existing debt on the River Oaks Community, which matures with a principal balance of $8,827,000 in November 1996. The refinancing was completed on October 17, 1996. The loan has a seven year term with monthly payments of principal and interest in the amount of $62,475 based on a 30-year amortization schedule and a fixed interest rate of 7.15% per annum.

On February 27, 1996, the Company received a commitment from Nationwide Life Insurance Company for a permanent loan to be secured by Ivey Brook to be funded on or before January 30, 1997 at the completion of construction. The principal amount of the note will be $6,420,000 and will bear interest at a fixed interest rate of 7.14% per annum for a ten year term.

On April 2, 1996, the Company received a commitment from Nationwide Life Insurance Company for a $4,100,000 permanent loan to be secured by Bentley Place. The financing was completed on August 14, 1996. The loan has a ten year term with monthly payments of principal and interest in the amount of $27,553 based on a 30-year amortization schedule and a fixed interest rate of 7.10% per annum.

On May 7, 1996 the Company closed an "intrastate" offering (the "Cash Offering") in which it sold 699,175 Shares in the aggregate for $9.50 per Share. Upon the initial closing of the offering on March 29, 1996 at which 443,675 Shares were issued, the Operating Partnership paid Roberts Properties, Inc. $1,628,000 to purchase approximately 22.5 acres of land for the development and construction of the 180-unit Howell Ferry Community on such property. Additional net offering proceeds of approximately $2,186,000, along with an $8,454,000 mortgage loan (for which the Company has not yet obtained a commitment), will be used to develop and construct Howell Ferry. The remaining $2,240,000 in net proceeds of the offering will be used for one or more of the following purposes at the discretion of the Company's

Board of Directors: (a) reducing the amount of debt that would otherwise be obtained to finance Howell Ferry; (b) funding the acquisition of an additional multifamily apartment community or other real estate assets; and (c) providing funds for general corporate purposes.

The Company's existing mortgage indebtedness and the indebtedness it expects to obtain pursuant to the commitments described above will require balloon payments coming due over the years 2000 to 2006 as summarized below:

                              1997               $         0
                              1998               $         0
                              1999               $         0
                              2000               $11,253,000
                              2001               $15,238,000
                              2002               $ 7,954,000
                              2003               $15,928,000
                              2004               $         0
                              2005               $         0
                              2006               $13,106,000
                                                 -----------

                             Total               $63,479,000
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


FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") to be an important measure of its operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles ("GAAP"), FFO does provide investors with additional information with which to evaluate the ability of a REIT to meet required debt service payments, fund capital expenditures and pay dividends and distributions. The Company believes that in order to gain a clear understanding of its operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). Based on published recommendations of a task force of the National Association of Real Estate Investment Trusts ("NAREIT") during the first quarter of 1995, the Company defines FFO as net income (loss) computed in accordance with GAAP, excluding non-recurring costs and net realized gains, plus depreciation of real property and minority interest of Unitholders in the Operating Partnership. Funds From Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. The following table reconciles net income to FFO (dollars in thousands).

                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                   -----------------------        ------------------------
                                                      1996          1995             1996           1995
                                                   ----------    ---------        ----------     ---------
Net income (loss)                                    $   39         $ (132)          $  (66)        $  (61)
Add:     Minority interest of Unitholders                26            (17)              22             32
Add:     Extraordinary item                                            107              100            103
Add:     Other amortization expense                       5             16               57             55
Add:     Depreciation expense                         1,294            630            3,453          1,243
                                                     ------         ------           ------         ------

Funds From Operations                                $1,364         $  604           $3,566         $1,372
                                                     ======         ======           ======         ======

Weighted average shares and units
         outstanding during the period            6,959,759      4,041,127        6,003,478      3,229,232


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Such adoption had no material effect on the financial statements.


INFLATION

Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable the Company to seek increases in rents after the expiration of each lease. Additionally, the construction contracts for the Ivey Brook and Howell Ferry Communities and for the second phases of Plantation Trace and Crestmark will be at fixed prices and equal substantially all of the anticipated construction costs. The short-term nature of these leases and the fixed price construction contracts serve to reduce the risk to the Company of the adverse effects of inflation.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on September 3, 1996. The shareholders voted to elect Dennis H. James and Wm. Jarell Jones to serve as directors of the Company for a full three year term through the Annual Meeting in 1999. A total of 2,732,788 votes were cast for, and 1,400 were withheld from, the election of Dennis H. James. A total of 2,730,191 votes were cast for, and 3,997 were withheld from, the election of Wm. Jarell Jones. The terms of office of directors Charles S. Roberts and James M. Goodrich expire at the Annual Meeting in 1997, and the terms of office of directors Ben A. Spalding and George W. Wray, Jr. expire at the Annual Meeting in 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits required by Item 601 of Regulation SB are described in the following Index to Exhibits and are filed as part of this report on Form 10-QSB.

Exhibit
   No.                            Description
---------                         -----------

10.5.8 Standard Form of Agreement between Owner and Contractor between Roberts Properties Holcomb Bridge, L.P. and Roberts Properties Construction, Inc., dated as of January 2, 1995 (Holcomb Bridge Syndication - the Holcomb Bridge community is now referred to as Ivey Brook).

10.17.4.1 Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated August 14, 1996, in the original principal amount of $3,350,000.00 (Bentley Place).

10.17.4.2 Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of West Coast Life Insurance Company, dated August 14, 1996, in the original principal amount of $750,000.00 (Bentley Place).

10.17.4.3 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company and West Coast Life Insurance Company, dated August 14, 1996, and related collateral documents (Bentley Place).

10.22.6 Standard Form of Agreement between Owner and Contractor between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc., dated as of June 15, 1996 (Crestmark Merger).

27               Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.


                                   SIGNATURES


         In accordance with Section 12 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ROBERTS REALTY INVESTORS, INC.


Date:    November 12, 1996         By:       /s/  Charles S. Roberts
                                      ------------------------------------
                                       Charles S. Roberts, Chairman of the
                                       Board, Chief Executive Officer, and
                                       President

Date:    November 12, 1996         By:       /s/  Charles R. Elliott
                                      ------------------------------------
                                       Charles R. Elliott
                                       Chief Financial Officer