Form 10KSB40
period 1996-12-31
ROBERTS REALTY INVESTORS INC
filed 1997-03-17
CIK 1011109

                    U.S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

             For the fiscal year ended December 31,1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from          to
                                               ----------  ----------

                         (Commission File No. 0-28048)

                         ROBERTS REALTY INVESTORS, INC.
                 (Name of small business issuer in its charter)


           GEORGIA                                        58-2122873
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


8010 ROSWELL ROAD, SUITE 120, ATLANTA, GEORGIA                  30350
   (Address of principal executive offices)                   (Zip Code)

   Issuer's telephone number: (770) 394-6000

   Securities registered under Section 12(b) of the Act: NONE

Title of each class:  Name of each exchange on which registered:
        N/A                            N/A

     Securities registered under Section 12(g) of the Exchange Act:
                                COMMON STOCK
                              (Title of Class)

                              (Title of Class)

     Check whether the issuer (1) filed all reports required to filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.    $15,197,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the
Exchange Act.)        $34,878,300

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

There is no active trading market for the Common Stock, and this calculation is based upon an estimation of value of the Common Stock by the Company's management. The Company can give no assurances that such estimated value is correct.

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

PART I .............................................................    1

     ITEM 1.   DESCRIPTION OF BUSINESS .............................    1

     ITEM 2.   DESCRIPTION OF PROPERTY .............................    6

     ITEM 3.   LEGAL PROCEEDINGS ...................................   27

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS ....................................   27

PART II ............................................................   27

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .................................   27

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION ...................................   28

     ITEM 7.   FINANCIAL STATEMENTS ................................   36

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE ..........................................   52

PART III ...........................................................   52

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a)OF THE EXCHANGE ACT ....................   52

     ITEM 10.  EXECUTIVE COMPENSATION ..............................   52

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT ...............................   53

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS ........................................   53

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K ....................   53


                              -------------------

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Roberts Realty Investors, Inc. (the "Company") owns and operates multifamily residential properties as a self-administered equity real estate investment trust (a "REIT"). The Company conducts its business through Roberts Properties Residential, L.P. (the "Operating Partnership"), a Georgia limited partnership. The Company owns a 60.2% interest in the Operating Partnership and is its sole general partner. References in this report to the Company's strategies or intentions assume that the Company will continue to conduct its business in this organizational structure, which is sometimes called an "umbrella partnership" or "UPREIT."

     The Company presently owns 11 multifamily apartment communities (the "Communities") containing a total of 2,194 apartment homes. The existing Communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Windsong, Autumn Ridge, Bentley Place, and Crestmark, containing a total of 1,731 apartment units, are stabilized; the 146-unit Ivey Brook Community is in its initial lease-up phase; and an 86-unit second phase of Crestmark, the 180-unit Howell Ferry Community, and a 51-unit second phase of Plantation Trace are now under construction or development. As of December 31, 1996, the Company owned nine stabilized Communities that had a physical occupancy rate of 96.4%. (The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction.)

     All but one of the Communities are located in metropolitan Atlanta; the Windsong Community is located on St. Simons Island, Georgia. Nine of the eleven Communities were or are to be developed and constructed by affiliates of Mr. Charles S. Roberts, the Chairman of the Board, Chief Executive Officer and President of the Company. The Operating Partnership also owns two retail centers totaling 15,698 square feet.

     The Company is a Georgia corporation formed in July 1994 and expects to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level, allowing shareholders to participate in real estate investments without the "double taxation" of income (i.e., at both the corporate and shareholder levels) that generally results from investment in shares of a corporation. To maintain its qualification as a REIT, the Company must, among other things, distribute annually to its shareholders at least 95% of its taxable income, subject to certain deductions, exclusions and additions. There is no public or private trading market for the Common Stock.

     The Company has engaged Roberts Properties Management, L.L.C. ("Roberts Management") to manage the existing Communities it now owns and expects to engage Roberts Management to manage the other Communities as they are completed. (Mr. Roberts owns substantially all of the outstanding interests in Roberts Management.) Roberts Management and certain other entities owned by Mr. Roberts perform services for the Operating Partnership but are not owned by the Company or the Operating Partnership. These entities, which in addition to Roberts Management are Roberts Properties, Inc. ("Roberts Properties"), Roberts Properties Group, L.L.C. ("Roberts Group"), and Roberts Properties Construction, Inc. ("Roberts Construction"), are sometimes hereinafter collectively referred to as the "Roberts Companies."

     The Company's executive offices are located at 8010 Roswell Road, Suite 120, Atlanta, Georgia 30350, and its telephone number is (770) 394-6000. At December 31, 1996, the Company had four employees.

HISTORY

     October 1994 Consolidation - River Oaks, Rosewood Plantation, Preston Oaks, and Highland Park Communities. The Company assembled its initial portfolio of four Communities in October 1994 in the simultaneous mergers of four limited partnerships into the Operating Partnership (the "October 1994 consolidation"). All four partnerships were originally sponsored by Mr. Charles S. Roberts. Upon consummating the October 1994 consolidation, which received the consent of at least 92% in interest of the limited partners in each of the four partnerships, the Company's assets consisted of a 53.8% general partner interest in the Operating Partnership, which acquired the four Communities. The partners of the four limited partnerships received a total of 1,043,647 shares of the Company's Common Stock, par value $.01 per share (the "Shares" or the "Common Stock"), and 1,035,553 units of limited partnership interest in the Operating Partnership ("Units") valued at $8.50 per Share/Unit, or $17,673,200 in the aggregate.

     Ivey Brook Community. In March 1995 after receiving the consent of 98% in interest of the limited partners of Roberts Properties Holcomb Bridge, L.P., the Operating Partnership acquired the assets of such partnership, which had previously acquired 11.8 acres of undeveloped land and raised the equity to develop and construct a 146-unit apartment community - now named Ivey Brook - at the intersection of Holcomb Bridge Road and Peachtree Corners Circle in Gwinnett County, Georgia. The Company issued 609,873 Shares valued at $8.50 per Share, or $5,183,921 in the aggregate, to the partners of Roberts Properties Holcomb Bridge, L.P.

     Plantation Trace Community. In May 1995 after receiving the consent of 96% in interest of the limited partners of Roberts Properties Plantation Trace, L.P., the Operating Partnership acquired the 182-unit Plantation Trace Community, along with a 7,350 square foot retail center located in front of it, by issuing 597,741 Units valued at $9.00 per Unit, or $5,379,669 in the aggregate, to the partners of Roberts Properties Plantation Trace, L.P.

     June-August 1995 Offering of Shares for Cash. In an offering conducted from June 12, 1995 through August 25, 1995, the Company sold through Spalding & Company an aggregate of 736,000 Shares at a price of $9.00 per Share.
Aggregate net proceeds of the offering were $5,988,080. On July 21, 1995 at the initial closing of the offering, the Operating Partnership purchased 12.33 acres of land adjacent to Plantation Trace from Roberts Properties. Construction of a second phase of Plantation Trace on such land is anticipated to be completed in 1997. The remaining offering proceeds were used in December 1995 to fund the acquisition of the Autumn Ridge Community as described below.

     Windsong. In September 1995 after receiving the consent of 98% in interest of the limited partners of Roberts Properties-St. Simons, Ltd., the Operating Partnership acquired Windsong, a 232-unit apartment community located on St. Simons Island, Georgia, in exchange for 476,931 Units valued at $9.25 per Unit, or $4,411,612 in the aggregate, issued to the partners of Roberts Properties-St. Simons, Ltd.

     Autumn Ridge. On December 15, 1995, the Operating Partnership acquired Laurelwood, a 207-unit apartment community that the Company has renamed Autumn Ridge, from an independent third party for $7,775,000 in cash. The Operating Partnership funded the acquisition out of its available cash and did not assume or obtain any debt in connection with the acquisition. The Company recently completed a $1,500,000 redevelopment program at Autumn Ridge that included new carpet, appliances, HVAC units, kitchen flooring and other interior finishes, as well as new roofs, landscaping and other exterior improvements.

     Offering of Shares for Cash. On May 7, 1996 the Company closed an "intrastate" offering in which it sold 699,175 Shares for $9.50 per Share (the "Cash Offering"). Upon the initial closing of the offering on March 29, 1996, the Operating Partnership paid Roberts Properties, Inc. $1,628,000 to purchase approximately 22.5 acres of land in northeast metropolitan Atlanta and to develop and construct the 180-unit Howell Ferry community on such property. Additional net offering proceeds of approximately $2,186,000, along with an $8,454,000 mortgage loan (for which the Company has not yet obtained a commitment), will be used to develop and construct Howell Ferry. The Company is using the remaining $2,240,000 in net proceeds of the Cash Offering for general corporate purposes.

     Bentley Place Community. In March 1996 after receiving the consent of 87% in interest of the limited partners of Roberts Properties Bentley Place, L.P. ("Bentley Place, L.P."), the Operating Partnership acquired the 117-unit Bentley Place Community by merger in consideration of the issuance of 744,940 Shares valued by the Company at $9.50 per Share, or $7,076,930 in the aggregate, to the partners of Bentley Place, L.P. No debt was assumed or obtained in connection with the acquisition.

     Crestmark. In June 1996 after receiving the consent of 85% in interest of the limited partners of The Crestmark Club, L.P. ("Crestmark, L.P."), the Operating Partnership acquired the 248-unit Crestmark Community and 8.8 acres of adjacent undeveloped property on which the Company is constructing an 86-unit second phase of Crestmark. Crestmark, L.P. was merged into the Operating Partnership in consideration of the issuance of 746,715 Units valued at $9.75 per Unit, or $7,280,471 in the aggregate, to the partners of Crestmark, L.P.

     Retail Centers. In addition to the 7,350 square foot Shoppes of Plantation retail center acquired along with Plantation Trace as described above, in December 1994 the Operating Partnership acquired a .86 acre parcel of property located in front of the River Oaks Community for $296,693 in cash, and construction of an 8,348 square foot, one story office/retail building was completed in August 1995. In December 1995 the Operating Partnership sold The Shoppes of Crestmark, a 7,078 square foot retail shopping center in Douglas County, Georgia, for $940,000. The Company used the net proceeds of approximately $903,000 for general corporate purposes. The Operating Partnership had exchanged 104,478 Units valued at $8.50 per Unit, or $888,063 in the aggregate, for The Shoppes of Crestmark in January 1995.

     The October 1994 consolidation and the Holcomb Bridge, Plantation Trace, Windsong, Bentley Place, and Crestmark acquisitions were all structured as statutory mergers under Georgia law in which the applicable limited partnerships were merged into the Operating Partnership in exchange for Shares or Units that were disbursed to the partners of such partnerships pursuant to the terms of the merger agreements. (Out-of-state limited partners received cash in lieu of Shares or Units.) The various Georgia limited partnerships that have been merged into the Operating Partnership, and their dates of formation, are: Roberts Properties River Oaks, L.P. - May 1991; Roberts Properties Rosewood Plantation, L.P. - September 1992; Roberts Properties Preston Oaks, L.P. - May 1993; Roberts Properties Highland Park, L.P. - December 1993; Roberts Properties Holcomb Bridge, L.P. - October 1994; Roberts Properties Plantation Trace, L.P. - September 1988; Roberts Properties-St. Simons, Ltd. - December 1985; Roberts Properties Bentley Place, L.P. - December 1991; and The Crestmark Club, L.P. - August 1990.

THE OPERATING PARTNERSHIP

     The Company conducts its business and owns all of its real estate assets through Roberts Properties Residential, L.P., referred to in this report as the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. The Board of Directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. The Company's ownership interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership generally in proportion to its ownership percentage. The holders of Units, other than the Company, are: the former limited partners in the limited partnerships that were merged into the Operating Partnership; Mr. Roberts; and the former owner of The Shoppes of Crestmark.

     Holders of Units in the Operating Partnership (other than the Company) have the right to require the Operating Partnership to redeem their Units beginning when both of the following conditions have been satisfied: (a) the Shares potentially issuable to holders of Units have been listed on a national securities exchange or Nasdaq (in either case, an "Exchange"), and (b) such Shares have been registered with all applicable securities authorities. These conditions have not yet been satisfied. In addition, the Company's articles of incorporation limit ownership by any one holder to 6% of the outstanding Shares (other than by Mr. Roberts, who is limited to 25%), and holders of Units (sometimes referred to herein as "Unitholders") are not entitled to submit Units for redemption if and to the extent that the issuance of Shares by the Company to redeem those Units would cause such ownership limits to be violated. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for such Units in an amount equal to the number of such Units multiplied by the average of the daily market prices of the Shares for the 10 consecutive trading days prior to the redemption date (the "Cash Redemption Price"), or (b) to require the Company to acquire such Units in exchange for either (x) the Cash Redemption Price, or (y) a number of Shares equal to the number of Units submitted for redemption. The Company anticipates that it will issue Shares in exchange for any Units submitted for redemption. The Company will have the right at its election to purchase all outstanding Units from Unitholders in exchange for Shares when the conditions that apply to the Unitholders' redemption right are satisfied. See Part II,
Item 5, "Market for Common Equity and Related Stockholder Matters" for a discussion of the Company's intentions to seek to list the Shares on an Exchange.

     Whenever the Company issues Shares of Common Stock (or Preferred Stock), the Company is obligated to contribute the net proceeds from such issuance to the Operating Partnership, and the Operating Partnership will be obligated to issue an equivalent number of Units, or equivalent other interests, to the Company. The Operating Partnership Agreement permits the Operating Partnership, without the consent of the Unitholders, to sell additional Units or other partnership interests and add limited partners.

GROWTH STRATEGIES

     The Company's business objectives are to maximize the current return to its shareholders through increases in cash flow and to increase long-term total returns to shareholders through appreciation in the value of the Common Stock. The Company intends to manage its Communities intensively to seek to maximize current and long-term income and to increase the value of its assets, to develop high quality apartment communities for long-term ownership, and to acquire existing apartment communities where opportunities for favorable investment returns exist. The Company is committed to achieving these objectives by pursuing the following growth strategies and by engaging third parties, including the Roberts Companies, for assistance as appropriate:

 - Maximize cash flow from operations of the Communities - by seeking through intensive management to maintain high occupancy levels, obtain regular rent increases, manage resident turnover efficiently, and control operating expenses.

 - Develop new multifamily apartment communities in Atlanta and also in the Southeast region - consistent with management's historical policies of constructing and effectively managing high quality multifamily communities for long-term income and value enhancement.

 - Acquire additional multifamily communities in Atlanta and also in the Southeast region where, in the judgment of the Board of Directors, the Company's business strengths have the potential to increase property value and opportunities exist for enhanced investment returns.

 - Pursue additional offerings of debt or equity securities to raise funds to pursue the foregoing management, development and acquisition growth strategies, each of which is discussed in more detail below.

     Property Management Strategy. The Company believes that having its Communities intensively managed is a fundamental element of its growth strategy. Roberts Management will continue to manage the Communities for the Company. As of December 31, 1996, Roberts Management employed approximately 45 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians, and accounting personnel. In April 1995, Roberts Properties Management, Inc. was selected as the Property Management Company of the Year by the National Association of Home Builders' National Council of the Multifamily Industry. The Company believes that Roberts Management's depth will enable it to deliver quality services, thereby promoting resident satisfaction, improving resident retention, and enhancing the value of each of the Communities.

     Roberts Management's strategy will continue to be (i) to increase the average occupancy and rental rates as market conditions permit, (ii) to minimize resident turnover through strict review of creditworthiness and ability to meet lease obligations, and (iii) to continue to monitor operating expenses to increase net operating income at each of the Communities. The geographic concentration of the Communities allows senior management of Roberts Management to visit each of the Communities frequently and to supervise closely the implementation of the marketing, leasing and maintenance programs developed by Roberts Management. The Company may in the future seek to achieve the benefits of operating as a self-managed REIT by acquiring Roberts Management or another management company or by engaging its own employees.

     Development Strategy. The Company currently intends to continue to develop high quality apartment communities for long-term ownership. The Company believes that the barriers to new development in the Atlanta market will continue to constrain the rate of apartment community construction in Atlanta. These barriers include governmental growth control; a difficult rezoning and permitting process; and the limited availability of well-located sites. The Company believes that these restraints on construction, coupled with the predicted continued growth in population and household formations, present an excellent opportunity for the Company to achieve favorable returns on the development of well-located high quality apartment communities.

     Roberts Properties has traditionally performed the development function for limited partnerships sponsored by Mr. Roberts. Roberts Properties will perform that function for the Operating Partnership with respect to the Howell Ferry Community and the second phase of Plantation Trace, and Roberts Properties may continue to do so for other projects in the future. The Company may seek to perform its own development activities by engaging its own employees or by acquiring Roberts Properties.

     During the past 12 years the Roberts Companies have developed, constructed and/or managed over 3,300 residential units. The Company believes that the number and quality of the apartment units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies' experience with the development, construction and financing process will minimize the barriers to new development often faced by less experienced developers and national developers attempting to enter the Atlanta market. Although the experience of the Roberts Companies will be most helpful to the Company in the Atlanta area, the Company believes that such experience will also enable the Company to develop multifamily apartment communities in other areas in the Southeast. In such event the Company may, however, seek experienced local real estate professionals to assist in developing communities with the standards and features developed in the competitive Atlanta market.

     Although the Company presently intends to engage the Roberts Companies in its development activities, the Company may hire other development or construction companies in Atlanta and elsewhere if it deems it to be in the Company's best interests to do so. The most likely development scenario for the Operating Partnership is for it to acquire properties and/or land purchase contracts, together with existing development, construction, architectural, land planning, and other related agreements, from Roberts Properties and/or an entity formed by Mr. Roberts or his affiliates. This procedure is essentially the one followed by syndicated limited partnerships sponsored by Mr. Roberts in the past. The Company may engage the Roberts Companies to develop properties on a fee basis; the Company may enter into joint venture agreements with the Roberts Companies; or the Company may acquire communities developed by the Roberts Companies and owned by other affiliates of Mr. Roberts. The Company may also enter into any such arrangements with independent third parties.

     In analyzing the potential development of a particular community, the Company will evaluate certain geographic, demographic, economic and financial data including household, population and employment growth; prevailing rental and occupancy rates in the immediate market area and the perceived potential for growth in those rates; costs that affect profitability of the investment, including construction, financing, operating and maintenance costs; income levels in the area; existing employment bases; traffic volume, transportation access, proximity to commercial centers and regional malls; and proximity to and quality of the area's schools. The Company will also consider certain physical elements regarding a particular site, including the probability of zoning approval (if required), availability of utilities and infrastructure, and other physical characteristics of the site.

     For information regarding the development and construction of the Howell Ferry Community and a second phase of Plantation Trace, see Part I, Item 2, "Description of Property."

     Acquisition Strategy. In addition to its management and development strategies, the Company also intends to grow externally by selectively acquiring existing apartment communities from third parties in Atlanta and the Southeast. The Company will selectively seek to acquire well-located apartment communities that can be improved, through capital improvement programs and intensive management, to meet the quality and performance standards of the existing Communities. Such communities may fall into one or both of the following categories: (i) communities that are in need of physical improvements, or (ii) communities that, although well-located, have a history of poor management and/or experience occupancy and financial problems that, in either event, the Company believes it will be able to solve.

     The Company believes that a suitable acquisition target should furnish the Company with significant opportunity for increasing property value through rent increases, reduction of expenses, or a combination of both through effective property management or repositioning. Prior to acquiring an existing property from a third party, the Operating Partnership (or Roberts Properties on its behalf) will conduct a detailed market survey consisting of a study of the specific market area in which the apartment community is located, to assure that local demographics and economics are within the parameters desired by the Company. The Operating Partnership will also undertake a study of the competitive rental market to ascertain the strength and depth of the market area through rental rate, occupancy level, and unit mix analysis. Finally, the Operating Partnership will perform a physical inspection, a review of resident mix, an assessment of current vacancies, and a complete rental analysis for the target property. Capital improvement alternatives will also be examined, including the economic feasibility of leaving the property "as-is" compared to the benefits of investing in site redevelopment such as landscaping, signage, exterior architectural redesign and construction, and modernization of the unit interior.

     Summary. Consistent with the Company's overall growth strategies, the Company intends to continue to evaluate and initiate development and acquisition opportunities. Other than as described in Part I, Item 2, "Description of Property," there are no current negotiations with regard to any specific acquisition or development. Although acquisition and development activities will initially be concentrated in the Atlanta metropolitan and nearby areas, future development and investment activities will, as noted above, not be limited to this area, but may be pursued in other major metropolitan areas within the Southeast.

ITEM 2. DESCRIPTION OF PROPERTY.

GENERAL

     The Operating Partnership presently owns 11 multifamily apartment communities containing a total of 2,194 apartment homes, 463 of which are under construction or development. The existing Communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Windsong, Autumn Ridge, Bentley Place, and Crestmark, containing a total of 1,731 apartment units, are stabilized; the 146-unit Ivey Brook Community is in its initial lease-up phase; and an 86-unit second phase of Crestmark, the 180-unit Howell Ferry Community, and a 51-unit second phase of Plantation Trace are now under construction or development. As of December 31, 1996, the Company owned nine stabilized Communities that had a physical occupancy rate of 96.4%. (The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or
(b) one year after completion of construction.) With the exception of Windsong, all of the Communities are located in the Atlanta metropolitan area. The 232-unit Windsong Community is located on St. Simons Island approximately 10 miles east of Brunswick, Georgia.

     The Company believes that the demand for multifamily housing in Atlanta will increase due to Atlanta's growing population. According to the Atlanta Regional Commission (the "ARC"), both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. (The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region.) Based upon information provided by the ARC and the U.S. Census Bureau, the population of the Atlanta metropolitan area is projected to grow 40.9% for the period from 1990 to 2010. According to the Georgia Department of Labor, the metropolitan Atlanta unemployment rate was 4.5% in 1995, which is below the 1995 Georgia unemployment rate of 5.2% and the 1995 U.S. unemployment rate of 5.6%.

     According to the ARC, the population of metropolitan Atlanta increased by 50.14% from 1980 to 1995, and nine metropolitan Atlanta counties rank among the nation's top 50 fastest growing counties. As reported by the ARC, the Atlanta metropolitan area currently has a population of approximately 2,847,000, making it the ninth largest metropolitan area in the country and the largest in the Southeast.

     Certain basic information regarding the Communities and the retail centers is summarized in the table on following page.

                                THE COMMUNITIES

                                                         Year
                                                       Completed        Number        Approximate        Average
                                                       or to be           Of         Rentable Area      Unit Size
          Community                     Location       Completed        Units        (Square Feet)    (Square Feet)
          ---------                     --------       ---------        ------       -------------    -------------
Existing Communities:

 Windsong                             St. Simons
                                      Island, GA          1975            232            225,624             973

 Plantation
 Trace                                Duluth, GA          1990            182            229,202           1,259

 River Oaks                           Duluth, GA          1992            216            276,046           1,278

 Rosewood
 Plantation                           Norcross, GA        1994            152            192,352           1,265

 Preston Oaks                         Atlanta, GA         1995            189            235,532           1,246

 Highland Park                        Atlanta, GA         1995            188            231,634           1,232

 Autumn Ridge                         Atlanta, GA         1971            207            281,700           1,361

 Bentley Place(3)                     Tucker, GA          1993            117            108,328             926

 Crestmark(4)                         Douglasville, GA    1993            248            254,591           1,027

Communities Under Construction or to Be Developed:

 Ivey Brook                           Norcross, GA        1997            146            195,456           1,339

 Second Phase of
 Crestmark                            Douglasville, GA    1997             86            105,560           1,227

 Second Phase of
 Plantation Trace                     Duluth, GA          1996             51             79,250           1,554

 Howell Ferry                         Duluth, GA          1997            180            233,870           1,299
                                                                     --------          ---------           -----
 Total/                                                                 2,194          2,650,066
                                                                     ========          =========
 Average                                                                                                   1,208
                                                                                                           =====
-------------------------

                                                                     December 1996                 Average
                                                                  Average Rental Rates            Occupancy
                                                            ----------------------------------    for the 12
                                                                               Per Square        Months Ended
          Community                                              Per Unit         Foot           Dec. 31, 1996
          ---------                                              ----------       -----          -------------
                                                                                                       C>
Existing Communities:

 Windsong                                                           $607          $0.62                98%

 Plantation
 Trace                                                              $837          $0.67                99%

 River Oaks                                                         $869          $0.68                98%

 Rosewood
 Plantation                                                         $872          $0.69                99%

 Preston Oaks                                                       $919          $0.74                99%

 Highland Park                                                      $869          $0.71               N/A (1)

 Autumn Ridge                                                       $724          $0.53               N/A (2)

 Bentley Place(3)                                                   $730          $0.79                99%

 Crestmark(4)                                                       $776          $0.76                98%

Communities Under Construction or to Be Developed:

 Ivey Brook                                                         $925          $0.69               N/A (5)

 Second Phase of
 Crestmark                                                           N/A           N/A                N/A (6)

 Second Phase of
 Plantation Trace                                                    N/A           N/A                N/A

 Howell Ferry                                                        N/A           N/A                N/A


                                RETAIL CENTER

                                                                                                     Average
                                        Year         RETAIL CENTERS                                 Occupancy
                                      Completed        Approximate          December 1996           for the 12
                                      or to be       Rentable Area      Average Rental Rates       Months Ended
     Retail Center     Location       Completed       (Square Feet)        Per Square Foot         Dec. 31, 1996
     -------------     --------       ---------       -------------        ---------------         -------------
     Shoppes of
     Plantation       Duluth, GA        1992             7,350                  $1.40                   100%

     Shoppes of
     River Oaks       Duluth, GA        1995             8,348                  $1.33                    40%
                                                      --------
    Total                                               15,698
                                                      ========

(1) Highland Park completed its lease-up phase in March 1996, and its 12 month historical occupancy percentage is not comparable. Its occupancy as of December 31, 1996 was 96%.
(2) Autumn Ridge underwent a redevelopment program in 1996 and its 12 month historical occupancy percentage is not comparable. Its occupancy as of December 31, 1996 was 92%.
(3) The Company acquired Bentley Place in March 1996 as described elsewhere in this report.
(4) The Company acquired Crestmark in June 1996 as described elsewhere in this report.
(5) Ivey Brook began its lease-up phase in September 1996, and its occupancy as of December 31, 1996 was 27%.
(6) As of December 31, 1996, the second phase of Crestmark was under construction.

     Certain annual operating data regarding 10 of the Communities and the second phase of Crestmark are summarized in the following table. (The remaining two Communities are still in initial lease-up or under development.) Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy of the applicable Community calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized, because the applicable Community was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period.


                                                    Occupancy Rate             Average Effective Annual Rental Rates
                                                    --------------             -------------------------------------
                                                                              1992             1993               1994
                                                                              ----             ----               ----
                       Month
                     Completed                                             Per      Per     Per       Per      Per       Per
Community         Initial Leaseup    1992    1993    1994   1995   1996    Unit   Sq. Ft.   Unit    Sq. Ft.    Unit    Sq. Ft.
---------         ---------------    ----    ----    ----   ----   ----    ----   -------   ----    -------    ----    -------
Windsong           Prior to 1991      98%     98%     98%    98%    98%   $514     $0.53    $528     $0.54     $563     $0.58
Plantation
 Trace                 9/90           98%     98%     98%    98%    99%   $718     $0.56    $750     $0.59     $775     $0.61
River Oaks             2/93           77%*   100%*    98%    99%    98%   $762*    $0.60*   $772*    $0.61*    $787*    $0.62
Rosewood
 Plantation            5/94          N/A      22%    100%*   99%    99%    N/A       N/A     N/A     $0.62*    $796*    $0.63*
Preston Oaks           8/95          N/A     N/A     N/A    100%    99%    N/A       N/A     N/A       N/A      N/A       N/A
Highland Park          3/96          N/A     N/A     N/A     68%    96%*   N/A       N/A     N/A       N/A      N/A       N/A
Autumn                               Not     Not     Not                   Not       Not     Not       Not      Not       Not
 Ridge  (2)        Prior to 1995    Avail.  Avail.  Avail.   89%    92%   Avail.    Avail.  Avail.    Avail.   Avail.    Avail.
Bentley
 Place (3)             9/93          N/A     N/A     N/A     99%    99%    N/A       N/A     N/A       N/A     $684     $0.74*
Crestmark(4)           4/94          N/A      75%     98%*   99%    98%    N/A       N/A     N/A       N/A     $688     $0.67*
Ivey
 Brook  (5)        [In process]      N/A     N/A     N/A    N/A     27%    N/A       N/A     N/A       N/A      N/A       N/A
Second Phase
 of Crestmark      [In process]      N/A     N/A     N/A    N/A    N/A     N/A       N/A     N/A       N/A      N/A       N/A



                                     Average Effective Annual Rental Rates
                                     -------------------------------------

                                          1995              1996
                                          ----              ----
                        Month
                      Completed       Per       Per      Per       Per
Community          Initial Leaseup    Unit    Sq. Ft.    Unit     Sq. Ft.
---------          ---------------    -----   -------    -----    -------
Windsong             Prior to 1991    $567     $0.59     $589     $0.61
Plantation
 Trace                    9/90        $786     $0.62     $817     $0.65
River Oaks                2/93        $820     $0.64     $855     $0.67
Rosewood
 Plantation               5/94        $814     $0.64     $852     $0.67
Preston Oaks              8/95        $885     $0.71*    $889     $0.71
Highland Park             3/96        $819*    $0.67*    $805     $0.65
Autumn
 Ridge  (2)          Prior to 1995    $711(2)  $0.52(2)  $724     $0.53
Bentley
 Place (3)                9/93        $675     $0.73     $709     $0.77
Crestmark(4)              4/94        $688     $0.67     $736     $0.72
Ivey
 Brook  (5)           [In process]     N/A      N/A      $925*    $0.69*
Second Phase
 of Crestmark         [In process]     N/A      N/A      $N/A      N/A


____________________
(1) Throughout this table, "N/A" means "not applicable," i.e., no unit in the Community was available to be occupied during the relevant year.
(2) The Operating Partnership purchased Autumn Ridge from an independent third party on December 15, 1995 and commenced redevelopment of Autumn Ridge shortly thereafter. Occupancy and rental data regarding Autumn Ridge prior to its acquisition are not available. For that reason, the 1995 Autumn Ridge occupancy rate and rental rates are as of December 31, 1995. In addition, Autumn Ridge underwent a redevelopment program during 1996, and the 1996 Autumn Ridge occupancy rate and rental rates are as of December 31, 1996.
(3) The Company acquired Bentley Place in March 1996 as described elsewhere in this report.
(4) The Company acquired Crestmark in June 1996 as described elsewhere in this report.
(5) Ivey Brook began its lease-up phase in September 1996, and its occupancy as of December 31, 1996 was 27%.

     As described below, the Communities are located in six submarkets of the Atlanta metropolitan area and on St. Simons Island, Georgia. Each heading identifies the Community or Communities within the specified submarket. Population and employment data provided for each submarket were in each case obtained from the ARC. Multiple Communities are located in each of the Duluth, Peachtree Corners and Perimeter Center/North Springs submarkets, thus those Communities compete not only with unaffiliated apartment communities but also with each other. Please see "Summary of Debt Secured by the Communities," which follows the description of the individual Communities, for an explanation of the terms of the Company's secured indebtedness.

DULUTH AREA - PLANTATION TRACE, RIVER OAKS, AND HOWELL FERRY COMMUNITIES

     Duluth. The City of Duluth is located in northwest Gwinnett County, which from 1985 until 1990 ranked first in the nation in growth among counties with a population of more than 100,000. Since 1980, Gwinnett's population has increased 118% to a current level of 362,800. Gwinnett's strong employment base, transportation networks, excellent public education system and affordable home prices are factors that contribute to the county's remarkable growth.
Home to more than 247 international firms and over 700 manufacturing and high technology firms that generate many of its 182,300 jobs, the county leads all metropolitan Atlanta counties in percentage employment growth, increasing 181% since 1980. Duluth has exceeded even Gwinnett County as a whole in percentage of population growth; its population has increased 223% since 1980. Duluth is located near I-85 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

     Plantation Trace. Plantation Trace, which was completed in 1990, consists of 20 two and three story Nantucket-style stone and wood sided buildings located on a 16.9 acre site on Pleasant Hill Road approximately one-half mile west of its intersection with Peachtree Industrial Boulevard. In 1990, this 182-unit garden apartment community received the Aurora Award from the Southeast Builders' Conference for "Best Rental Apartment Community in the Southeast."

     The Plantation Trace Community, with its traditional award-winning architecture and landscaped grounds, features a large clubhouse with a fitness center, two lighted tennis courts, sand volleyball court, multi-station playground, free-form swimming pool, small wading pool, stone paver pool deck and a covered whirlpool spa. In addition to upscale amenities, Plantation Trace offers such interior features as nine foot ceilings, crown molding, pickled wood cabinetry in the kitchen and bath, marble vanity tops, fireplaces, vaulted ceilings and Palladian windows in select units, designer wallcoverings and full laundry rooms with washer and dryer connections.

     Plantation Trace has a variety of floorplans, including 28 one bedroom units ranging from 901 to 929 square feet, 48 two bedroom standard and 66 two bedroom roommate units ranging from 1,228 to 1,298 square feet, and 40 three bedroom units ranging from 1,471 to 1,494 square feet. The weighted average unit size is 1,259 square feet. As of December 31, 1996, the Community was 98% occupied and rental rates ranged from $695 to $985 per month, with a weighted average monthly rent of $837 per unit and $0.67 per square foot. Local real estate taxes were $166,571 in 1996.

     51-Unit Second Phase of Plantation Trace. A second phase of 51 apartment units is currently under development on 12.33 acres adjacent to the existing Plantation Trace Community. Construction of this 51-unit expansion ("Phase II") is expected to be completed in 1997. Phase II will contain 25 two bedroom units of approximately 1,350 square feet each and 26 three bedroom units of approximately 1,750 square feet each. Each of the 51 units will have an approximately 200 square foot attached garage. The anticipated monthly rental rates are $945 for a two bedroom garage unit and $1,075 for a three bedroom garage unit, resulting in a weighted average monthly rent of $1,011 per unit and $0.65 per square foot. Roberts Properties is developing Phase II for the Operating Partnership and may, at its discretion, change the unit mix or site plan, provided that any material change must be approved by the Company's Board of Directors.

     The architectural style, land planning, landscaping and amenities of Phase II are expected to be similar to those of the Company's other Communities, and the enlarged Plantation Trace Community will continue to be managed by Roberts Management. A modern fitness and exercise facility and a second free-form swimming pool will be added to the existing amenities at Plantation Trace. The fitness facility to be located on the Phase II property will be approximately

1,550 square feet in size, with individual aerobics equipment and workout stations similar to the exercise facilities at the Company's other Communities. The second swimming pool will be similar in design to the existing pools at the Communities. Phase II will also provide the Plantation Trace Community direct access to the Chattahoochee River, as well as to jogging trails and nature areas to be developed around the existing lake and along the river.

     The construction of Phase II will be completed pursuant to a fixed price construction contract with Roberts Construction in the amount of $3,157,000. Assuming that Phase II is built to the initial contract specifications, any excess construction costs not approved by the Operating Partnership as a change order will be borne by Roberts Construction, and if Roberts Construction's costs are lower than anticipated, its savings will constitute additional profit. Any adverse soil conditions that may be encountered and any stormwater management facilities that may be required other than the existing lake will not be covered by the fixed price construction contract, and any costs associated with these conditions will be borne by the Operating Partnership. If, during the construction of Phase II, the Operating Partnership upgrades the contract plans and specifications from those agreed to initially, such change orders may increase the amount paid to Roberts Construction. The Company anticipates that there will be approximately $157,850, or approximately 5% of the contract price, in net profit to Roberts Construction on the construction contract.

     The land on which Phase II will be constructed is presently unencumbered. The development and construction of Phase II will be funded from the Company's working capital.

     River Oaks. River Oaks, which was completed in 1992, consists of 22 two and three story Charleston-style brick and wood sided buildings located on a
31.6 acre site on Pleasant Hill Road adjacent to the Chattahoochee River to the west and the Plantation Trace Community to the east. The River Oaks Community, with its traditional architecture and landscaped grounds, features a large clubhouse with a fitness center, two lighted tennis courts, sand volleyball court, multi-station playground, free-form swimming pool, stone paver pool deck, and covered whirlpool spa. In addition to upscale amenities, River Oaks offers such interior features as nine foot ceilings, crown molding, garden tubs, pickled pine cabinetry in the kitchen and bath, marble vanity tops, fireplaces and vaulted ceilings in select units, designer wallcoverings, and full laundry rooms with washer and dryer connections.

     River Oaks has a variety of floor plans, including 40 one bedroom units at approximately 907 square feet, 32 two bedroom roommate, 24 two bedroom deluxe and 48 two bedroom standard units ranging from 1,276 to 1,309 square feet, and 72 three bedroom units with approximately 1,457 square feet. The weighted average unit size is 1,278 square feet. As of December 31, 1996, the Community was 96% occupied and rental rates ranged from $680 to $1,020 per month, with a weighted average monthly rent of $869 per unit and $0.68 per square foot.
Local real estate taxes were $200,481 in 1996.

     Howell Ferry. The 180-unit Howell Ferry Community will be located on an approximately 22.5 acre property near the southeast corner of Peachtree Industrial Boulevard and Howell Ferry Road in Duluth, approximately one mile southeast of Plantation Trace and River Oaks. Howell Ferry will contain 28 one bedroom units of approximately 915 square feet each, 46 two bedroom standard units of approximately 1,275 square feet each, 47 two bedroom roommate units of approximately 1,300 square feet each, and 59 three bedroom units of approximately 1,500 square feet each. Leasing is anticipated to start in October 1997, with anticipated monthly rental rates ranging from $675 to $950 per month, resulting in a weighted average monthly rent of $848 per unit and $0.65 per square foot. Roberts Properties is developing Howell Ferry for the Operating Partnership and may, at its discretion, change the unit mix, square footages, or site plan, provided that any material change must be approved by the Company's Board of Directors. The Company anticipates that local real estate taxes will be approximately $180,000 in 1999, the first year the Community will be taxed as a completed and stabilized property.

     The architectural style, land planning, landscaping and amenities of Howell Ferry are expected to be similar to those of the Company's other Communities. The Howell Ferry Community will be managed by Roberts Management and will feature a large clubhouse with fitness center, club room and laundry room, similar to the clubhouses at the Company's other Communities. Howell Ferry will also provide its residents a free-form swimming pool, two lighted tennis courts, a children's playground, and an approximately 12 acre nature area.

     The total estimated acquisition, development, and construction cost for the Howell Ferry Community is $12,268,000. The Company acquired the site for Howell
Ferry on March 29, 1996 from Roberts Properties, Inc. for $1,628,000.   The
Company will use $2,186,000 of its working capital, along with an $8,454,000 mortgage loan (for which the Company has not yet obtained a commitment), to develop and construct Howell Ferry.

     The construction of Howell Ferry will be completed pursuant to a fixed price construction contract with Roberts Construction in the amount of $8,828,600. Assuming that Howell Ferry is built to the initial contract specifications, any excess construction costs not approved by the Operating Partnership as a change order will be borne by Roberts Construction, and if Roberts Construction's costs are lower than anticipated, its savings will constitute additional profit. Any adverse soil conditions that may be encountered or any additional stormwater management facilities that may be needed other than the existing floodplain will not be covered by the fixed price construction contract, and any costs associated with these conditions will be borne by the Operating Partnership. If, during the construction of Howell Ferry, the Operating Partnership upgrades the contract plans and specifications from those agreed to initially, such change orders may increase the amount paid to Roberts Construction. The Company anticipates that there will be approximately $250,000, or approximately 2.8% of the contract price, in net profit to Roberts Construction on the construction contract.

PEACHTREE CORNERS AREA - ROSEWOOD PLANTATION AND IVEY BROOK COMMUNITIES

     Peachtree Corners. Located in west Gwinnett County, Peachtree Corners benefits from the existing and improving transportation networks, employment resources and consumer conveniences in the area. Over 400 firms are located in the Peachtree Corners area, occupying more than 4,500,000 square feet of office and distribution space and providing Gwinnett County with approximately 35% of its total jobs. Peachtree Corners' most prominent office/institutional development is Technology Park/Atlanta, which has become the premier location in Georgia for national and international high tech companies. With over 2,100,000 square feet of space occupied by more than 70 firms, approximately 4,500 people are employed at Technology Park/Atlanta. Almost equidistant within eight miles of three regional shopping malls, each containing over 1,000,000 square feet of retail space, the area is conveniently accessible to major retail activity centers.

     Rosewood Plantation. This Community, which was completed in May 1994, targets the upper tier of the apartment resident market. The 152-unit Community is located on Spalding Drive just southwest of Holcomb Bridge Road on a 21 acre site. Since 1989 each of the elementary, middle and high schools serving the Community has been designated as the Gwinnett County School of Excellence by the Gwinnett County Board of Education for at least one year, and the middle school has been designated as a Georgia School of Excellence by the Georgia Department of Education and a National Blue Ribbon School of Excellence by the U.S. Department of Education. Due partly to the highly-regarded public school system in the area, Rosewood Plantation is an attractive choice for white collar professionals and families who choose the rental lifestyle. Rosewood Plantation is composed of 7 two and three story buildings with brick accents and wood siding.

     Rosewood Plantation has 29 one bedroom units with 914 square feet, 45 two bedroom standard units with 1,247 to 1,276 square feet, 43 two bedroom roommate units with 1,310 square feet, and 35 three bedroom units with 1,510 square feet. The weighted average unit size is 1,265 square feet. As of December 31, 1996, the Community was 99% occupied and rental rates ranged from $700 to $1,045, resulting in a weighted average monthly rent of $872 per unit and $0.69 per square foot. Local real estate taxes were $121,683 in 1996.

     Rosewood Plantation's amenities include a clubhouse offering an exercise room with weight equipment, and a clubroom with a big screen television and bar with kitchen facilities. The recreational area includes a free-form swimming pool with stone paver deck, lighted tennis court, children's playground, walking trails through the nature area, and a two acre lake.

     Each building is patterned after the architecture of Charleston, featuring columned porches, transom windows, and distinctive gables. The interior of each apartment home offers high-end finishes such as crown molding, garden tubs, marble vanity tops, bay windows, and large walk-in closets.

     Ivey Brook. The Ivey Brook Community - now in its initial lease-up phase - consists of 146 upscale apartment units comprising approximately 195,456 square feet in a total of 12 buildings located on an 11.8 acre site at the intersection of Holcomb Bridge Road and Peachtree Corners Circle in the Peachtree Corners area. Ivey Brook benefits from its excellent location at a major intersection amidst an established multifamily market area in close proximity to Gwinnett County's largest employment base.

     Ivey Brook has 13 one bedroom units with approximately 956 square feet, 36 two bedroom standard units with approximately 1,231 square feet, 50 two bedroom roommate units with approximately 1,321 square feet, and 47 three bedroom units with approximately 1,546 square feet. The weighted average unit size is approximately 1,339 square feet. As of December 31, 1996, Ivey Brook was 27% occupied and its rental rates ranged from $765 to $1,090, resulting in a weighted average monthly rent of $925 per unit and $0.69 per square foot. Ivey Brook will be subject to local real estate taxes which, based on other similar properties in Gwinnett County, the Operating Partnership anticipates will be approximately $123,000 in 1998, the first year the Community will be taxed as a completed and stabilized property.

     The buildings are of traditional design with either stacked stone or brick accents and wood or vinyl siding with the facades varying from building to building. Exterior features include gables, bay windows, varying paint colors with white trim, and private patios or balconies. Extensive landscaping includes mature trees, flowers, and shrubbery. The interior features include crown molding in the living/dining rooms, designer wallcoverings, separate laundry rooms, breakfast bars, garden tubs, and private balconies.
Recreational amenities include a swimming pool and fitness center.

PERIMETER CENTER/NORTH SPRINGS AREA - PRESTON OAKS AND HIGHLAND PARK
COMMUNITIES

     Perimeter Center/North Springs. The Perimeter Center/North Springs area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 and I-285 provide direct access within minutes to major regional malls such as North Point Mall and Perimeter Center Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta's Central Business District are readily accessible via the Georgia 400 extension, which connects to I-85 South near downtown Atlanta.

     Within this corridor is a large base of residential, commercial and office developments. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph's Hospital and Scottish Rite Children's Hospital. Perimeter Center encompasses office developments that exceed 18,500,000 square feet of space, with such Class A facilities as Ravinia, Northpark Town Center, Concourse and Perimeter Center Office Park. Several prominent companies such as Holiday Inn, UPS and Hewlett-Packard have located their worldwide or regional headquarters within the Perimeter Center area.

     This area, which includes portions of Fulton and DeKalb Counties, has an average household income of approximately $73,000, which is considerably higher than the metropolitan Atlanta average of $44,913. The median value of a single family home in this area exceeds $200,000.

     Preston Oaks. This Community, which was completed in August 1995, is a two and three story mid-density multifamily residential community consisting of 8 two and three story buildings located on Mt. Vernon Highway in the Perimeter Center area. The traditional architecture consists of stacked stone and vinyl siding incorporating details of gabled roofs, Palladian windows, columns, and bay windows. The Community consists of 36 one bedroom units, 92 two bedroom units, and 61 three bedroom units. The 189 units range in size from 902 to 1,440 square feet, with a weighted average unit size of 1,246 square feet.

     Preston Oaks is conveniently located less than one mile from Perimeter Mall, a 1,200,000 square foot regional mall, and in close proximity to the area's numerous office developments. Several stand-alone restaurants and major retail centers either exist or are being developed near the Community.

     The Community is located on a 10.4 acre site and features extensive landscaping. The amenities are similar to those of the other existing Communities, with custom swimming pool, lighted tennis court, fitness center with individual work-out stations, and a large clubhouse. Interior features include garden tubs, oversized walk-in closets, pickled pine cabinetry in the kitchen and bath, crown molding, mirrored walls, and chair-railing in the dining rooms.

     As of December 31, 1996, Preston Oaks was 99% occupied and its rental rates ranged from $720 to $1,100 per month, resulting in a weighted average monthly rent of $919 per unit and $0.74 per square foot. The Company estimates that local real estate taxes for 1996 will be approximately $182,000.

     Highland Park. This Community consists of 188 upscale apartment units in a total of eight buildings on a 10.9 acre site. Located on Dunwoody Place in the North Springs area of north Fulton County, Highland Park benefits from its close proximity to Georgia 400, which provides direct access within minutes to major retail and employment areas to the north such as North Point Mall and Windward, and to the south such as Perimeter Mall and Perimeter Center.

     Highland Park has 42 one bedroom units with 902 square feet, 32 two bedroom standard units with 1,225 square feet, 62 two bedroom roommate units with 1,285 square feet, and 52 three bedroom units with 1,440 square feet. The weighted average unit size is 1,232 square feet.

     The buildings are of a traditional design with stacked stone accents and vinyl siding with the facades varying from building to building. Exterior features include gables, bay windows, various paint colors with white trim, and private patios or balconies. Extensive landscaping includes mature trees, flowers and shrubbery. The interiors feature crown molding in the living/dining rooms, designer wallcoverings, separate laundry rooms, breakfast bars, garden tubs and private balconies. Recreational amenities include a swimming pool, tennis court, and fitness center.

     As of December 31, 1996, Highland Park was 96% occupied and its monthly rental rates ranged from $700 to $1,020 per month, resulting in a weighted
average monthly rent of $869 per unit and $0.71 per square foot.   The Company
estimates that local real estate taxes for 1996 will be approximately $180,000.

EAST COBB AREA - AUTUMN RIDGE COMMUNITY

     Cobb County. Autumn Ridge is located in the East Cobb area of Cobb County, approximately one mile east of I-75 and approximately two and one-half miles north of I-285. Cobb County is immediately northwest of Atlanta, bisected by I-75 and encompassing approximately 340 square miles. Cobb County ranks third in the metropolitan Atlanta area with a population of more than 516,000 residents and 205,000 households. Cobb's median household income is among the area's highest at more than $48,000 per household. Between 1989 and 1994 Cobb's population increased approximately 16.5%. Manufacturing remains strong in Cobb, with Lockheed Aeronautical Systems as the top employer in the county, employing more than 10,500 workers.

     Cobb also boasts a strong retail base with two regional malls, Cumberland Mall and Town Center Mall, in the southern and northern portions of the county, respectively. Each mall exceeds 1,000,000 square feet and is the retail hub of its respective area. Four interstate highways (I-75, I-20, I-285 and I-575) traverse Cobb.

     Delk Road Area. Delk Road is the second I-75 exit north of I-285 and connects I-75 with the area's two other major north/south thoroughfares: Cobb Parkway to the west and Powers Ferry Road to the east. Several office and business park developments that total more than 1,500,000 square feet of space and include corporations such as Lockheed, Motorola, MetLife and State Farm contribute to a large employment base of approximately 10,000 people within the Delk Road area. Retail conveniences support the large work force with shopping centers, restaurants, and entertainment facilities.

     Autumn Ridge. The Autumn Ridge Community, which was completed in 1971, is situated on Bentley Road just south of Delk Road on approximately 17 acres and consists of 21 two story buildings containing a total of 207 apartment units. Autumn Ridge features large floor plans with either private entries at the building fronts or through breezeways. The buildings have French stucco exteriors, offering large private patios or balconies, with a mixture of townhouse and garden apartments. Each of the units offers designer wallcoverings and fully-equipped kitchens including frost-free refrigerators, built-in dishwashers and washer/dryer connections. The on-site amenities include a clubhouse, swimming pool and two children's' playgrounds.

     Autumn Ridge has a variety of floorplans, including 143 two bedroom garden and townhouse plans ranging from 1,200 to 1,500 square feet and 64 three
bedroom garden and townhouse plans      ranging from 1,400 to 2,000 square
feet. The weighted average unit size is 1,361 square feet. As of December 31, 1996, Autumn Ridge was 92% occupied and rental rates ranged from $700 to $950 per month, with a weighted average monthly rent of $724 per unit and $0.53 per square foot. Local real estate taxes were $76,748 in 1996.

     The Company recently completed a $1,500,000 redevelopment program at Autumn Ridge that included new appliances and kitchen flooring, new HVAC units and new roofs on all the buildings. The redevelopment program also included upgrading Autumn Ridge's clubhouse and amenities area, enhancing its landscaping, and creating a new entrance area and sign to improve its architectural appeal. The Company funded the cost of the program from its working capital. The Company plans to rehabilitate units of vacating residents as necessary.

     The Company acquired Autumn Ridge for $7,775,000 in cash on December 15, 1995. The Company funded the purchase price from current working capital.

PLEASANTDALE AREA - BENTLEY PLACE COMMUNITY

     DeKalb County. As one of Atlanta's core counties at the heart of the 18 county metropolitan statistical area, DeKalb County benefits not only from its location but also from its mature infrastructure. DeKalb boasts an excellent transportation network composed of three interstate highways: I-285, I-85 and I-20. An established network of state and local secondary roads, including the Stone Mountain Freeway, crosses the county, providing convenient accessibility to all parts of the metropolitan area.

     As metropolitan Atlanta's population recently surpassed 2,800,000, DeKalb County's population topped 585,400, increasing by more than 102,300 or 21% since 1990. An estimated 25% of the metropolitan Atlanta populace resides in DeKalb County. The average household income in DeKalb County is $35,721. Home to over 300 international companies and more than 240 Fortune 500 firms, DeKalb-based businesses provide approximately 340,000 jobs.

     Pleasantdale Area. The area in which Bentley Place is located is referred to as Pleasantdale, which is a developed area convenient to I-85 and I-285 in northwest DeKalb County and southeast Gwinnett County. Pleasantdale is home to major employers such as UPS, Scientific-Atlanta, Kraft Foodservice, Rockwell International and Westinghouse. The Pleasantdale area also includes the Norfolk-Southern Industrial District, which contains more than 5,000,000 square feet of warehouse/distribution space, including Lucent Technology's 1,300,000 square foot cable and fiber-optics manufacturing facility, which employs approximately 3,500 people.

     Bentley Place. Bentley Place, a 117-unit garden apartment community that was completed in 1993, consists of 5 three story stacked stone and wood-sided buildings located on a 4.6 acre site at the intersection of Pleasantdale Road and Tucker-Norcross Road, approximately 1.7 miles southeast of the intersection of Pleasantdale Road and I-85. The Company acquired Bentley Place in March 1996.

     The Bentley Place Community, with its traditional award-winning architecture and landscaped grounds, features a large clubroom with a fitness center, free-form swimming pool, stone paver pool deck and a whirlpool spa. In addition to upscale amenities, Bentley Place offers such interior features as crown molding, pickled wood cabinetry in the kitchen and bath, marble vanity tops, vaulted and trey ceilings in select units, Palladian windows, designer wallcoverings, and full laundry room with washer and dryer connections.

     Bentley Place has a variety of floor plans, including 41 one bedroom units of approximately 700 square feet, 40 two bedroom standard units of approximately 1,016 square feet, and 36 two bedroom roommate units of approximately 1,083 square feet. The weighted average unit size is 926 square feet. As of December 31, 1996, Bentley Place was 100% occupied and rental rates ranged from $620 to $815 per month, with a weighted average monthly rent of $730 per unit and $0.79 per square foot. Local real estate taxes were $93,177 in 1996.

THORNTON ROAD/I-20 AREA - CRESTMARK COMMUNITY

     Douglas County. Douglas County, one of the 18 counties in the Atlanta metropolitan statistical area, is located west of Atlanta and encompasses 202 square miles. The county is surrounded by Fulton, Cobb, Carroll and Paulding Counties, with the Chattahoochee River as its southeastern border. Its population was estimated at 85,000 in 1995, an increase of 20% since 1990. Douglas County's economic base is diversified, having generated approximately 28,000 jobs in 1995. Employment has been growing at an annual rate of nearly 12% over the last 10 years. Douglas County benefits from its accessibility to downtown Atlanta to the east via I-20 and to Hartsfield International Airport to the southeast via Thornton Road/Camp Creek Parkway. Just across the county line to the east lies the Fulton Industrial District, the Southeast's largest contiguous industrial park. The Fulton Industrial District consists of 54,400,000 square feet of both manufacturing and warehouse space and stretches six miles north and south along Fulton Industrial Boulevard. It represents 20% of Atlanta's total inventory of warehouse/industrial space, and an additional 1,000,000 square feet is under construction. Numerous Fortune 500 companies are represented in the Fulton Industrial District, employing more than 100,000 people.

     Thornton Road/I-20 Area. Thornton Road is the third exit west of I-285 on I-20 and connects I-20 with Hartsfield International Airport to the southeast and the significant residential base of West Cobb and Paulding counties to the north and east. Several office and business parks that total more than 2,000,000 square feet of space and include corporations such as BellSouth, Mitsubishi, Robert Bosch Corporation, TDK Electronics, and Saab-Scania contribute to a large employment base of approximately 20,000 people within the Thornton Road area. Restaurant, hospitality and retail conveniences support the existing employment and residential base in the Thornton Road corridor.
The area also benefits from its close proximity to the Fulton Industrial District as well as the Six Flags Over Georgia amusement park, both of which are less than three miles away. At the northwest corner of the Thornton Road/I-20 interchange is the Columbia/HCA Parkway Medical Center, a 320-bed acute care medical facility that employs approximately 600 people.

     Crestmark. Crestmark, which was completed in 1993, consists of 9 three and four story stacked stone and wood sided buildings located on a 23.4 acre site on Thornton Road, approximately one-half mile north of its intersection with I-20 in Douglas County. In 1993, this 248-unit garden apartment community received two Aurora Awards from the Southeast Builders' Conference, one for "Best Landscape Design in the Southeast" and another for "Best Recreational Facility in the Southeast."

     The Crestmark Community, with its traditional award-winning architecture and landscaped grounds, features a large 14,000 square foot clubhouse with a club room, full kitchen, fitness center and aerobics room, a business center and conference room, two lighted tennis courts, multi-station playground, walking and jogging trail, free-form swimming pool, stone paver pool deck and a whirlpool spa. In addition to the upscale amenities, Crestmark offers such interior features as nine foot ceilings, crown and chair-rail molding, pickled wood cabinetry in the kitchen and baths, marble vanity tops, fireplaces, vaulted and trey ceilings, Palladian and bay windows in select units, designer wallcoverings and full laundry rooms with washer and dryer connections.

     Crestmark has a variety of floorplans including 29 one bedroom standard units with 704 square feet, 50 one bedroom deluxe units with 816 square feet, 33 two bedroom standard units with 1,005 square feet, 86 two bedroom deluxe units with 1,110 square feet, and 50 three bedroom units with 1,295 square feet. The weighted average unit size is 1,027 square feet. As of December 31, 1996, the Community was 95% occupied and rental rates ranged from $610 to

$950 per month, with a weighted average monthly rent of $776 per unit and $0.76 per square foot. Local real estate taxes were $156,101 in 1996.

     The 8.8 acre tract of undeveloped land adjacent to Crestmark was encumbered by the following secured loans that the Company repaid in full shortly after the closing of the Crestmark, L.P. merger: a first priority secured loan owed to NationsBank, N.A. (South) in the amount of $324,778; and a second priority secured loan owed to Mr. Roberts in the amount of $1,410,092. The Company also repaid, shortly after the closing, $121,423 owed to Roberts Construction for change orders from the original construction and $28,077 owed to another company affiliated with Mr. Roberts for management start-up costs.

     86-Unit Second Phase of Crestmark. The Company is in the final stage of constructing a second phase of 86 apartment units on 8.8 acres adjacent to the existing Crestmark Community. The second phase contains 19 one bedroom standard units of 901 square feet each, 21 two bedroom standard units of 1,223 square feet each, 22 two bedroom roommate units of 1,285 square feet each, and 24 three bedroom units of 1,437 square feet each. The weighted average unit size is 1,227 square feet. As of December 31, 1996, no units were completed, and anticipated monthly rental rates ranged from $700 to $950, resulting in a weighted average monthly rent of $823 per unit and $0.67 per square foot. The Company expects that local real estate taxes on the second phase will be approximately $54,000 in 1998.

     The architectural style, land planning, landscaping and amenities of the second phase of Crestmark are similar to those of the Company's other Communities, and the enlarged Crestmark Community continues to be managed by Roberts Management. The second phase adds a second free-form swimming pool, 17 garages, and 24 storage units to Crestmark's amenities.

     Construction of the second phase of Crestmark is being completed pursuant to a fixed price construction contract with Roberts Construction in the amount of $4,515,015, as amended to include charge orders approved by the Company. The Company anticipates that Roberts Construction will receive approximately $312,000, or approximately 7% of the contract price, in net profit on the construction contract. The Company is using its working capital to fund the development and construction of the second phase.

ST. SIMONS ISLAND - WINDSONG COMMUNITY

     St. Simons Island. St. Simons Island, located in Glynn County on the southeast coast of Georgia, is approximately 75 miles north of Jacksonville, 85 miles south of Savannah, 275 miles southeast of Atlanta, and less than four miles east of the city of Brunswick. Glynn County encompasses 439 square miles and contains the "Golden Isles of Georgia," including St. Simons Island, Sea Island, Jekyll Island, and Little St. Simons Island. Although its tropical climate and coastal environment are inviting tourist attractions, large companies such as Georgia Pacific, Hercules, Jered Brown Brothers, Rich SeaPak and King & Prince Seafood have facilities in Glynn County and are the major employers in Brunswick and on St. Simons Island. The population in both Glynn County and on St. Simons Island has been increasing steadily since 1990, when it totaled 62,496 and 13,784, respectively. According to the Brunswick/Glynn County Development Authority, the 1995 estimated population was 66,930 for Glynn County and 18,000 for St. Simons Island. Tourism is Glynn County's largest employer and in 1994 supported approximately 52% of all employment in Glynn County. The Golden Isles of Georgia are home to such high-end resorts as the Cloister, the King & Prince Beach Resort, and the Sea Palms Golf & Tennis Resort. Visitors to St. Simons Island will find a wide range of accommodations, including seven hotels and more than 50 restaurants in the quaint island village.

     Windsong. Windsong, which was constructed in two phases in 1972 and 1974, is situated on approximately 16 wooded acres and consists of 21 two story buildings containing a total of 232 apartment units. It is located on Mallory Street approximately two miles west of the Atlantic Ocean coastline. The Community surrounds an approximately one acre lake.

     The two story buildings within the Community are wood-sided, featuring large private patios or balconies. With a mixture of townhouse and garden apartments, Windsong offers either private entries at the building fronts or through breezeways. Each of the units offers designer wallcoverings and fully equipped kitchens including frost-free refrigerators, built-in dishwashers and washer/dryer connections. The on-site amenities include two swimming pools, two tennis courts, a heated jacuzzi pool, and a children's playground, as well as picnic areas around the lake. The Company has recently improved the amenities at Windsong, including construction of a new , pool, pool deck, cabana, laundry facility, and maintenance building. The Company funded the $382,000 cost of these improvements from its working capital.

     Windsong has a variety of floorplans, including 56 one bedroom units of approximately 695 square feet, 128 two bedroom garden and townhouse plans ranging from 920 to 1,178 square feet, and 48 three bedroom garden and townhouse plans ranging from 1,150 to 1,386 square feet. The weighted average unit size is 973 square feet. As of December 31, 1996, Windsong was 95% occupied and rental rates ranged from $525 to $750 per month, with a weighted average monthly rent of $607 per unit and $0.62per square foot. Local real estate taxes were $68,042 in 1996.

     The table on the following page summarizes the amenities of each of the Communities.

                   Summary of Amenities of the Communities


                                                                                      Club-
                Patio       Washer                                                    house
                Porch       & Dryer     Garden     Fire-    Vaulted     Swimming     Fitness    Whirl-     Car     Tennis
Community       Balcony     Hook-ups     Tubs     places*   Ceilings*     Pool        Center     pool      Wash    Court(s)
---------       -------     --------    ------    ------    ---------   --------     -------    ------     ----    --------
Existing Communities
Windsong        Yes         Yes         No        No        No          Yes-2        Yes (1)    Yes        No      Yes-2

Plantation      Yes         Yes         No        Yes       Yes         Yes          Yes        Yes        Yes     Yes-2
Trace

River Oaks      Yes         Yes         Yes       Yes       Yes         Yes          Yes        Yes        Yes     Yes-2


Rosewood        Yes         Yes         Yes       No        No          Yes          Yes        No         Yes     Yes-1
Plantation

Preston Oaks    Yes         Yes         Yes       No        Yes         Yes          Yes        No         Yes     Yes-1

Highland        Yes         Yes         Yes       No        Yes         Yes          Yes        No         Yes     Yes-1
Park

Laurelwood      Yes         Yes         No        No        No          Yes          Yes (1)    No         No      No

Bentley Place   Yes         Yes         Yes       No        Yes         Yes          Yes        Yes        No      No

Crestmark       Yes         Yes         Yes       Yes       Yes         Yes          Yes        Yes        Yes     Yes-2

Communities Under Construction or to Be Developed:

Ivey Brook      Yes         Yes         Yes       No        Yes         Yes          Yes        No         Yes     No

Second Phase    Yes         Yes         Yes       No        Yes         Yes          Yes (2)    No         No      No
of Plantation
Trace

Second Phase    Yes         Yes         Yes       No        Yes         Yes          No         No         No      No
of Crestmark

Howell Ferry    Yes         Yes         Yes       No        Yes         Yes          Yes        No         Yes     Yes-2

                           Sand
                          Volley-          Play       Laundry
Community                  Ball           ground       Room       Other
---------                 ---------      -------     --------    ------
Existing Communities
Windsong                  No              Yes         Yes         lake

Plantation                Yes             Yes         Yes         lake
Trace
                          Yes             Yes         Yes      riverfront,
River Oaks                                                   nature preserve

Rosewood                  No              Yes         Yes         lake,
Plantation                                                   nature preserve

Preston Oaks              No              No          Yes

Highland                  No              Yes         Yes
Park

Laurelwood                No              Yes         Yes

Bentley Place             No              No          Yes

Crestmark                 No              Yes         Yes    nature preserve
                                                              jogging trail
Communities Under Construction or to Be Developed:

Ivey Brook                No              No          Yes

Second Phase              No              No          No       riverfront,
of Plantation                                                     lake,
Trace                                                        nature preserve

Second Phase              No              No          No
of Crestmark

Howell Ferry              No              Yes         Yes    nature preserve

____________________

*In select units
(1)  Clubhouse only, no fitness center
(2)  Fitness center, no clubhouse

SUMMARY OF DEBT SECURED BY THE COMMUNITIES

     Certain information regarding the Company's indebtedness secured by the Communities is as follows:


                       Principal                Principal      Fixed                   Monthly Payments
                       Balance at     Maturity  Balance at     Interest  Amortization  of Principal and
     Community         Dec. 31, 1996  Date      Maturity       Rate      Schedule      Interest
     ---------         -------------  ----      --------       ----      --------      ----------------
Plantation Trace        $7,886,172    09-15-00  $7,481,501 (1)  7.75%      28-year          $59,860
River Oaks              $9,242,639    11-15-03  $8,513,092 (2)  7.15%      30-year          $62,475
Rosewood Plantation     $6,446,506    06-01-01  $6,042,040 (3) 7.375%      28-year          $46,849
Preston Oaks            $8,611,269    10-15-02  $8,024,627 (2)  7.21%      30-year          $59,188
Highland Park           $8,113,077    02-15-03  $7,554,673 (2)  7.30%      30-year          $56,066
Autumn Ridge            $4,950,573    04-15-06  $3,981,139 (2) 7.125%      25-year          $35,739
Bentley Place           $4,086,703    08-15-06  $3,554,094 (2)  7.10%      30-year          $27,553
Crestmark               $9,786,700    05-01-01  $9,195,508 (4)  7.50%      28-year          $71,999
Windsong                $4,218,747    02-01-00  $3,771,728 (5)   9.0%      22-year          $37,918

(1) The loan secured by the Plantation Trace Community may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan, or (b) the present value of the loan less the amount of principal and accrued interest being repaid.

(2) Each of the loans secured by the River Oaks, Preston Oaks, Highland Park, Autumn Ridge, and Bentley Place Communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan, or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each such loan may be prepaid in full during the last 90 days prior to its maturity date without any prepayment premium.

(3) The loan secured by the Rosewood Plantation Community may not be prepaid prior to June 1, 1997 but can be prepaid at any time thereafter subject to the payment of a premium of 4% of the amount prepaid in the loan year June 1, 1997 through May 31, 1998; such prepayment premium will be reduced by 1% each loan year until March 2, 2001, after which date no prepayment premium will be due.

(4) The loan secured by the Crestmark Community may not be prepaid prior to May 1, 1997 but can be prepaid at any time thereafter subject to the payment of a premium of 4% of the amount prepaid in the loan year May 1, 1997 through April 30, 1998; such prepayment premium will be reduced by 1% each loan year until January 31, 2001, after which date no prepayment premium will be due

(5) The loan secured by the Windsong Community may not be prepaid on or prior to February 1, 1998 but may be prepaid in full thereafter upon payment of a premium equal to the greater of (a) 1% of the then outstanding principal balance, or (b) an amount calculated according to a yield maintenance formula. The loan may be prepaid without payment of a premium during the last 90 days prior to its maturity.


     In addition to the loans outstanding at December 31, 1996 as summarized above, the Operating Partnership obtained a $6,420,000 loan secured by the Ivey Brook Community on January 30, 1997. The Ivey Brook loan will mature on February 15, 2007 with a principal balance of $5,570,481. The loan bears interest at a fixed rate of 7.14% per annum, is payable on a 30-year amortization schedule, and requires monthly payments of principal and interest in the amount of $43,318. The Company's guaranty of the Ivey Brook loan is secured by a $1,140,000 letter of credit. The guaranty will terminate and the letter of credit will be released when Ivey Brook generates annualized net operating income (as defined ) of at least 110% of the annual debt service payments due under the loan for a period of at least three consecutive calendar months. The Ivey Brook loan may be prepaid upon the same terms as the loans secured by the River Oaks, Preston Oaks, Highland Park, Autumn Ridge, and Bentley Place Communities as described in footnote (2) above.

POSSIBLE ADDITIONAL COMMUNITIES TO BE DEVELOPED

     From time to time Roberts Properties plans the development of other apartment communities to be located on property owned by Roberts Properties or other affiliates of Mr. Roberts, or on property that one of such entities is interested in acquiring. Mr. Roberts may elect to raise the required equity for any such community by syndicating a limited partnership. Alternatively, the Company may seek to raise the equity required to purchase and develop the community by selling Shares. If Mr. Roberts elects to raise equity through a limited partnership, Mr. Roberts may seek to cause such partnership to be merged into the Operating Partnership at a later date. Such a transaction would require the consent of a majority in interest of the limited partners of such partnership and of a majority of the disinterested members of the Company's Board of Directors, and no assurances can be given regarding whether Mr. Roberts will ultimately determine to seek a merger in that manner, or whether such a merger would in fact be approved by the requisite majority in interest of limited partners in such partnership and by a majority of the disinterested members of the Board.

COMPETITION

     All of the Communities are located in developed areas, and numerous other apartment projects are located within the market area of each Community. The number of competitive apartment communities in the area could have a material effect on the Company's ability to lease the Company's apartments at the rental rates anticipated, and no assurances can be given regarding the development of additional competing multifamily communities in the future. The remainder of this section summarizes the competition for each of the Communities. The following information reflects the study by Roberts Properties of apartment complexes in each submarket that are believed by the Company to be closely competitive with the Community or Communities within such submarket. This section includes certain summary information obtained from various sources - including developers and real estate brokers, as well as on-site visits - regarding those apartment communities. Although Roberts Properties has attempted to verify such information and believes that it is substantially accurate on the whole, information regarding a particular community may be incorrect due to the sources relied upon or erroneous information supplied by competitors.

     Windsong. The St. Simons market area, which the Company considers to be all of St. Simons Island and the City of Brunswick, currently consists of 13 multifamily communities (including Windsong) containing 1,485 existing apartment units. Of the 13 existing communities in the area, 12 were built between 1972 and 1985. The remaining community, Glynn Place in Brunswick, was built in 1993. The Company believes that Windsong draws residents from all of the other communities located in the market area, but only two, Island Square and Island Retreat, compete closely with Windsong due to their location on St. Simons Island. In addition to the 13 existing communities in the market area, two multifamily communities totaling approximately 250 units are planned for construction on St. Simons Island. Because these communities will be new and will offer modern amenities not found at Windsong, their rental rates will be higher and they will compete closely with Windsong. The proposed site plans for both new communities must be reviewed and approved by the Glynn County Board of Commissioners. If approved, construction on both communities is anticipated to begin in mid-1997.

     Plantation Trace, River Oaks, and Howell Ferry. The Duluth market area, which the Company considers to be a two mile radius from these Communities, currently consists of 15 multifamily communities (including River Oaks and Plantation Trace) containing 4,487 existing apartment units. (Although the Bridgewater apartment community - which was previously developed and sold by an affiliate of Mr. Roberts - is located more than two miles from Plantation Trace, it is also included in the Duluth market area described herein because it offers units with attached garages and its architecture and amenities are similar to Plantation Trace and its Phase II.) Of the 15 existing communities in the area, six were built between 1983 and 1988. The remaining nine communities - including Plantation Trace and River Oaks - have been built since 1988. Due to the quality of construction, age of the communities, type of amenities, resident profiles and rental rates, the Company believes that only the other seven communities built since 1988 - Wesley Plantation (both Highlands and Meadows), Tree Summit, Bridgewater, Bristol Park, Aylesbury Farm, and AMLI at Pleasant Hill - are in direct competition with Plantation Trace and River Oaks and will be in direct competition with Howell Ferry.

     In addition, two multifamily communities totaling approximately 650 units are either planned or currently under construction in the Duluth market area. The Company believes that as these 650 new units are completed, they will compete directly with Plantation Trace, River Oaks, and Howell Ferry, which could adversely affect the operating results for those Communities.

     Rosewood Plantation and Ivey Brook. The Peachtree Corners multifamily market area, which is a three mile radius from these two Communities, currently consists of 22 multifamily communities (including Rosewood Plantation and Ivey Brook) totaling 6,422 apartment units. Of the 22 existing communities in the market area, only three - Rosewood Plantation, Wynfield Trace, and Ivey Brook - have been built since 1988. The remaining communities range from approximately eight to 23 years old. The Company believes that Rosewood Plantation and Ivey Brook draw residents from all of the other 20 communities located in the market area but that only five of the 20 communities compete closely with Rosewood Plantation and Ivey Brook. In addition to the 6,422 existing apartment units, another multifamily apartment community, AMLI at River Park, totaling 192 units, is currently under construction within one-half mile of Rosewood Plantation. Upon its anticipated completion in May 1997, this community will also compete with Rosewood Plantation and Ivey Brook.

     Preston Oaks. The Company believes that the north central Perimeter multifamily market area is a two mile radius around this Community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south, and it currently consists of 23 multifamily communities (excluding Preston Oaks) totaling 6,273 apartment units. Of the 23 existing communities in the market area, only four were built prior to 1983, totaling 756 apartment units. The remaining 19 communities totaling 5,517 units range from approximately two to six years of age. The Company believes that Preston Oaks competes with all 23 existing communities. In addition to the 6,273 existing apartment units, a 260-unit apartment community that will compete with Preston Oaks is now under construction.

     Highland Park. The North Springs multifamily market area is an approximately two mile radius around this Community. It is generally bounded by the Chattahoochee River to the north and west, Georgia 400 to the east and Dalrymple Road to the south, and currently consists of 34 communities (excluding Highland Park) totaling 10,550 apartment units. Of the 34 existing communities in the market area, only five have been built since 1989. The remaining communities range in age from six years to over 20 years. The Company believes that Highland Park will draw residents from all of the 34 communities located in the market area, but that only 11 of the 34 communities will compete closely with Highland Park.

     Autumn Ridge. The East Cobb/Delk Road multifamily submarket, which the Company considers to be within a one mile radius of Autumn Ridge, currently consists of 14 multifamily communities (including Autumn Ridge) containing 4,429 existing apartment units. All of the 14 existing communities in the area were built between 1969 and 1986. Two of these communities, Stonemill and Park Knoll, were recently renovated on the exterior and interior of each unit. Although 22 and 12 years old, respectively, each community has been upgraded with modern features and amenities. The Company believes Autumn Ridge draws residents from all of the communities in the submarket but competes closely with only 10 of the 14 communities due to their age, quality of construction and resident profile.

     Bentley Place. The Pleasantdale multifamily market area, which is a two mile radius around Bentley Place, currently consists of 27 multifamily communities (including Bentley Place) totaling 7,097 apartment units. Of the 27 existing communities in the market area, only four (Bentley Place, Arbor Mill, Shadow Lake, and Gwinnett Station) have been built since 1989, totaling 799 apartment units. The remaining properties range from approximately five to 21 years old. The Company believes that Bentley Place draws residents from all of the other 26 properties located in the market area. However, based upon a comparison of factors such as quality of features, architecture, number and type of amenities, construction quality and age of community, the Company believes that only eight of the 26 communities compete closely with Bentley Place. Each of these eight properties was constructed between 1986 and 1995.

     Crestmark. The Thornton Road multifamily market area is an approximately two mile radius around the Crestmark Community. It is generally bounded by I-20 to the south, Blairs Bridge Road to the east, and Georgia Highway 78 to the north and west, and it currently consists of six communities (including Crestmark) totaling 2,032 apartment units. Of the six existing communities in the market area, only three have been built since 1990. The remaining communities range in age from seven years to 10 years. Of the 2,032 units currently in the market, approximately 41% are one-bedroom units, 48% are two-bedroom units and 11% are three-bedroom units. The Company believes that Crestmark will draw residents from all of the five other communities located in the market area, but due to their amenities, quality of construction and resident profile, only three of the five other communities will compete closely with Crestmark.

OTHER REAL ESTATE ASSETS

     In addition to the Communities, the Operating Partnership owns two retail centers totaling 15,698 square feet. The Shoppes of Plantation is a 7,350 square foot retail center located on Pleasant Hill Road in front of Plantation Trace on a .85 acre parcel. The Shoppes of River Oaks is a 8,348 square foot, one story office/retail building located on a .86 acre parcel on Pleasant Hill Road in front of River Oaks. The retail centers together compose less than 2% of the Company's assets and generated less than 2% of its gross revenues for 1996.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the Communities and its other real estate assets, the Operating Partnership may be potentially liable for (a) such remediation and removal costs, and (b) damages to persons or property arising from the existence or maintenance of such hazardous or toxic substances.

     All of the Communities and the other real estate assets have been subject to Phase I or similar environmental assessments that are intended to discover information regarding, and to make a preliminary evaluation of the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments of Windsong and Autumn Ridge revealed the existence of asbestos containing materials that in their current state require no removal. The Phase I assessments recommended, and the Company has implemented, an operations and maintenance program that outlines the procedures to be followed in the event that such materials were to be disturbed. The Phase I assessment of Bentley Place revealed an adjacent site that was listed on the regulatory lists of the Georgia Environmental Protection Division ("EPD"). The Phase I assessment recommended, and the Company performed, additional environmental investigation which determined that a petroleum product release was discovered in 1990 on property adjacent to Bentley Place. Fina Oil & Chemical Company ("Fina"), the adjacent property owner, repaired the source of the release in 1990. Since that time, Fina has submitted a proposed corrective action plan to the EPD. The corrective action plan, together with other submittals by Fina to the EPD, indicate that Fina has begun to remove the released product. The semi-annual monitoring reports on file at the EPD reveal the possibility that petroleum constituents have migrated via groundwater onto Bentley Place. The Company has been advised by its attorneys and environmental consultants that Fina is responsible for cleaning up the release to the extent required by the EPD regulations. Also, the Company's environmental consultants have informed the Company that despite a possible groundwater impact at Bentley Place, no threat to human health or safety is suggested. The Company and its environmental consultants are monitoring the EPD files to ensure compliance by Fina with the EPD regulations.

     The Phase I assessments of the other Communities and other real estate assets have not revealed any environmental liability that the Company believes would have material adverse effect on the Operating Partnership's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.

COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

     Under the American with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although management of the Company believes that the Communities are substantially in compliance with present requirements of the ADA, final regulations under the ADA have not yet been promulgated and the Company may incur additional costs of complying with the ADA. A number of additional federal, state and local laws exist which also may require modifications to the Communities, or restrict certain further renovations to them, with respect to access by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the FHAA could result in the imposition of fines or an award of damages to private litigants. The Company believes that the Communities that are subject to the FHAA are in compliance with such law.

     Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's investment strategy in certain instances or reduce overall returns on the Company's investments.

INSURANCE

     The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to all of its existing Communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. The Company carries similar insurance with respect to its other properties, but with such exceptions as are appropriate given the undeveloped nature of certain of these properties. In the opinion of management, the Communities and the Company's other properties are adequately covered by insurance. There are, however, certain types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a property, as well as the anticipated future revenues from such property, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect the Company.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

     The following is a discussion of investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities of the Company and the Operating Partnership. The policies with respect to these activities have been determined by the Company's Board of Directors and may be amended or revised from time to time at the discretion of the Board without a vote of the shareholders of the Company or any vote of the partners of the Operating Partnership, except that (i) the Company cannot change its policy of holding its assets and conducting its business exclusively through the Operating Partnership without amending the Operating Partnership Agreement (which will generally require the consent of the holders of a majority in interest of the limited partners in the Operating Partnership including, if applicable, the Company), and (ii) changes in certain policies with respect to conflicts of interest must be approved by a majority of the independent directors and otherwise be consistent with legal requirements.

INVESTMENT POLICIES

     Investments in Real Estate or Interests in Real Estate. The Company conducts all of its investment activities through the Operating Partnership and will do so for so long as the Operating Partnership exists. (The Agreement of Limited Partnership of the Operating Partnership provides that it is not required to be dissolved until 2093.) The Company's investment objectives are to achieve stable cash flow available for distributions and, over time, to increase cash flow and portfolio value by (i) continuing to develop multifamily apartment communities for long-term ownership; (ii) acquiring additional multifamily apartment communities that will produce additional cash flow; and
(iii) to a significantly lesser degree, acquiring and/or developing retail centers and other income-producing real estate. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

     The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Partnership, although, as discussed below, the Company may also pursue indirect property ownership opportunities. The Company intends to acquire or develop multifamily apartment communities primarily in the Atlanta metropolitan area and the Southeast. Future development or investment activities will not be limited by the governing documents of the Company and the Operating Partnership to any geographic area, product type or specified percentage of the Company's assets.

     Possible Acquisition of Communities Developed by Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under "Conflict of Interest Policies," the Company and/or the Operating Partnership may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts in connection with the development or acquisition of real estate. Such transactions may include: hiring Mr. Roberts or Roberts Properties to develop real estate under a fee arrangement; acquiring undeveloped property from Mr. Roberts or his affiliates for future development; or acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up. The particular terms of any arrangement have not been determined, other than the Communities now under development as described above.

     Securities of or Interest in Persons Primarily Engaged in Real Estate Activities and Other Issuers. Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code, the Company and the Operating Partnership also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by the Company and the Operating Partnership for the purpose of exercising control over such entities. No such investments will be made, however, unless the Board of Directors determines that the proposed investment would not cause the Company or the Operating Partnership to be an "investment company" within the meaning of the Investment Company Act of 1940, as amended. The Company or the Operating Partnership may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with the Company's investment policies. The Company does not currently intend to invest in the securities of other issuers except in connection with acquisitions of indirect interests in properties, such as the acquisition of limited partnership interests in a single asset limited partnership.

     No Investments in Mortgages. The Company does not own any mortgages and does not currently intend to invest in mortgages or to engage in originating, servicing, or warehousing mortgages.

FINANCING POLICIES

     The organizational documents of the Company and the Operating Partnership impose no limits on the amount of indebtedness they may incur. The Company has an informal policy that the Company and the Operating Partnership will not incur indebtedness in excess of 75% of what the Board of Directors believes is the fair market value of the Operating Partnership's assets at any given time. The Company may, however, from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of the Operating

Partnership's real estate assets, growth and acquisition opportunities and other factors. Modification of such policy may adversely affect the interests of the shareholders of the Company.

     To the extent that the Board of Directors determines to seek additional capital, the Company may raise such capital through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Internal Revenue Code requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods. As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company will be contributed to the Operating Partnership in exchange for Units or other interests in the Operating Partnership.

     The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on the Operating Partnership's portfolio as a whole.

CONFLICT OF INTEREST POLICIES

     The Board of Directors is subject to certain provisions of Georgia law that are designed to eliminate or minimize certain potential conflicts of interest. The Company cannot assure, however, that these policies will always be successful in eliminating the influence of such conflicts. If these policies are not successful, the Board could make decisions that might fail to reflect fully the interests of all shareholders.

     Pursuant to Georgia law, each director will be subject to restrictions on misappropriation of corporate opportunities to himself or his affiliates learned of solely as a result of his service as a member of the Board of Directors. In addition, under Georgia law, a transaction effected by the Company or any entity controlled by the Company (including the Operating Partnership) in which a director or certain related persons and entities of the director has a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director's judgment may not be enjoined, set aside or give rise to damages on the grounds of such interest if (a) the transaction is approved, after disclosure of the interest, by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by disinterested shareholders, or (b) the transaction is established to have been fair to the Company. The Board of Directors has adopted a policy that all such conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue.

CERTAIN POLICIES WITH RESPECT TO OTHER ACTIVITIES

     The Company and the Operating Partnership have authority to offer their securities and to repurchase and otherwise reacquire their securities, and they may engage in such activities in the future. The Company presently anticipates that it will elect to issue Shares to holders of Units in the Operating Partnership upon the exercise of the Unitholders' rights of redemption. In the future, the Company and the Operating Partnership may make loans to joint ventures in which they participate in order to meet working capital needs. The Company and the Operating Partnership have not engaged in trading, underwriting, agency distribution or sale of securities of other issuers and do not intend to do so. The Company and the Operating Partnership intend to make investments in a manner such that they will not be treated as an investment company under the Investment Company Act of 1940, as amended.

     At all times, the Company intends to make investments in a manner so as to be consistent with the requirements of the Internal Revenue Code for the Company to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code (or in Treasury Regulations), the Board of Directors decides that it is no longer in the best interests of the Company to qualify as a REIT.

ITEM 3. LEGAL PROCEEDINGS.

     Neither the Company, the Operating Partnership, nor the Communities are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to the Company and the Operating Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

NO PUBLIC TRADING MARKET

     There is no public or private trading market for the Common Stock or for Units in the Operating Partnership. On December 31, 1996 there were 857 holders of record of the Common Stock.

     The Company currently has 4,186,329 Shares outstanding. In addition, 2,773,430 Shares have been reserved for issuance to Unitholders from time to time upon their exercise of certain redemption rights as explained below and in
Part I, Item 1, "Description of Business - The Operating Partnership."

COMPANY'S INTENTIONS TO SEEK TO LIST THE SHARES ON AN EXCHANGE

     The Company intends to seek to list the Shares on an Exchange to provide shareholders with a way to sell their Shares should they desire to do so. The Company cannot provide assurances that the Shares will in fact be listed on an Exchange or that an active trading market for the Shares will develop.

     In addition to the Company's desire to provide shareholders with a way to sell their Shares should they decide to do so, the Company is contractually
obligated to seek a listing of the Shares on an Exchange.   The Operating
Partnership Agreement provides that Unitholders have a right to require the Operating Partnership to redeem their Units at any time and from time to time after March 31, 1996 if certain conditions have been satisfied. These conditions include listing the Shares that the Company intends to exchange for Units submitted for redemption, and the Company has agreed in the Operating Partnership Agreement to use reasonable efforts to cause Shares sufficient to purchase all Units that may be submitted for redemption to be listed on an Exchange and to be registered with all appropriate federal and state securities authorities so that the Shares may be issued to the Unitholder seeking redemption.

     Although the Company believes that it presently meets all of the requirements for the alternate listing category under the AMEX requirements, the Company has not applied for a listing, and no assurances can be given that the Shares will in fact be listed. The timing of any listing of the Shares is uncertain.

     Assuming the Shares are listed and are registered with all appropriate federal and state securities authorities, as many as 2,773,430 Units could be redeemed for Shares, and the holders of such Shares may seek to sell them on the market. The Company cannot predict what effect, if any, that future sales of Shares of Common Stock, or the availability of Shares for future sale, will have on the market price prevailing from time to time. Sales of substantial amounts of Shares of Common Stock (including Shares issued upon the redemption of Units), or the perception that such sales could occur, could adversely affect the prevailing market price of the Shares.

DISTRIBUTIONS

     The Company depends upon distributions from the Operating Partnership to fund its distributions to shareholders. Distributions by the Operating Partnership, and thus distributions by the Company, will continue to be at the discretion of the Board of Directors and will be equal in amount for each Unit or Share. Until 1996 the Company had paid no distributions on the Common Stock since its inception in 1994. The Company and the Operating Partnership declared quarterly distributions for 1996 that totaled $0.48125 per Share/Unit per annum. Approximately 80% of such distributions will be treated as ordinary income, with the remaining 20% treated as a return of capital.

     The Company elected to become a REIT beginning with the partial year ended December 31, 1994. To maintain its qualification as a REIT under the Internal Revenue Code, the Company must make annual distributions to shareholders of at least 95% of its taxable income (which does not include net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet such distribution requirements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         The following discussion should be read in conjunction with the Consolidated Financial Statements of Roberts Realty Investors, Inc. and the Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995. The changes in operating results for the year ended December 31, 1996 compared to the year ended December 31, 1995 are primarily the result of increases in the number of apartment homes owned due to: (1) the completion of the Preston Oaks and Highland Park Communities during 1995, and (2) the acquisition of the Plantation Trace, Windsong, Autumn Ridge, Bentley Place and Crestmark Communities in May 1995, September 1995, December 1995, March 1996 and June 1996, respectively. For the twelve months ended December 31, 1996, the Company posted a net loss of $180,000 or $0.05 per share (after minority interest and extraordinary item) compared to a net loss of $272,000 or $0.13 per share (after minority interest and extraordinary item) for the twelve months ended December 31, 1995. The Company's operating performance is summarized in the following table.

                                         Percentage
                                         Change from     Year Ended December 31,
                                         1995 to 1996    1996            1995
                                         ------------    ----            ----

Total operating revenues                      118%    $15,197,000    $ 6,966,000
Property operating expenses (1)               129%    $ 5,851,000    $ 2,554,000
General and administrative expenses           115%    $   926,000    $   430,000
Depreciation of real estate assets            114%    $ 4,974,000    $ 2,326,000
Income from operations                        108%    $ 3,446,000    $ 1,656,000
Average stabilized occupancy (2)             (1.8%)          97.2%          99.0%
Operating expense ratio (3)                   1.8%           38.5%          36.7%

-----------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, management and other fees.
(2) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and subtracting the resulting number from 100%. The 1996 calculation does not include Ivey Brook, which started its lease-up phase in September 1996 and had physical occupancy of 27% on December 31, 1996. The 1996 calculation does include the following: (1) Highland Park beginning March 1, 1996, which is the date the community achieved stabilized occupancy, and (2) Bentley Place and Crestmark beginning March 1, 1996 and June 1, 1996, respectively, which are the dates the communities were acquired by the Company.

(3) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Operating results for the two communities that were fully stabilized throughout both the 1996 period and the 1995 period (the River Oaks and Rosewood Plantation Communities) are summarized as follows:

                                         Percentage
                                         Change from     Year Ended December 31,
                                         1995 to 1996    1996            1995
                                         ------------    ----            ----

Rental income                             3.9%          $3,729,000    $3,589,000
Total operating revenues                  4.0%          $3,859,000    $3,710,000
Property operating expenses (1)           4.8%          $1,365,000    $1,302,000
Net operating income (2)                  3.6%          $2,494,000    $2,408,000
Average stabilized occupancy (3)         (0.5%)               98.9%         99.4%
Operating expense ratio (4)               0.3%                35.4%         35.1%

--------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, management and other fees.
(2) Net operating income is defined as total operating revenues less property operating expenses.
(3) Represents the average physical occupancy of River Oaks and Rosewood Plantation calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and subtracting the resulting number from 100%.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.


         The following discussion encompasses the significant fluctuations in financial statement amounts dealt with in the Company's comparisons of statements of operations for the years ended December 31, 1996 and 1995.

         Rental income increased $7,974,000 or 119% from $6,677,000 for the twelve months ended December 31, 1995 to $14,651,000 for the twelve months ended December 31, 1996. Of the $7,974,000 increase in rental income, $5,170,000 is due to the acquisition of the Plantation Trace, Windsong, Autumn Ridge, Bentley Place and Crestmark Communities in May 1995, September 1995, December 1995, March 1996 and June 1996, respectively. Preston Oaks and Highland Park completed their lease-ups during the third quarter of 1995 and the first quarter of 1996, respectively, resulting in an increase in 1996 rental income of $2,613,000. Rental income from River Oaks and Rosewood Plantation, the two fully stabilized Communities included in the Company's portfolio during both 1995 and 1996, increased $140,000 or 3.9% from $3,589,000 to $3,729,000.

         Property operating expenses increased $3,297,000 or 129% from $2,554,000 to $5,851,000. The increase is due primarily to the acquisition of the Plantation Trace, Windsong, Autumn Ridge, Bentley Place and Crestmark Communities and the completion of construction of the Preston Oaks and Highland Park Communities. Property operating expenses as a percentage of operating revenues increased from 36.7% during 1995 to 38.5% during 1996. The increase in operating expenses as a percent of operating revenues is due primarily to the following: (1) the Company's accounting policy of expensing all expenditures for carpet, appliances, HVAC units, water heaters and pool furniture which expenses increased from $44,000 during 1995 to $170,000 during 1996, and (2) a decrease in average stabilized occupancy from 99.0% during 1995 to 97.2% during 1996.

         Depreciation expense increased $2,648,000 or 114% from $2,326,000 to $4,974,000. The increase is due primarily to the following: (1) the completion of the Preston Oaks and Highland Park Communities because depreciation expense is recorded as rental units are completed and available for occupancy ($685,000), and (2) the acquisition of the Plantation Trace, Windsong, Autumn Ridge, Bentley Place and Crestmark Communities ($1,860,000).

         General and administrative expenses increased $496,000 or 115% from $430,000 to $926,000 and includes legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase of $496,000 was due primarily to higher salaries expense and legal and accounting fees associated with the Company's filing of its Form 10-SB registration statement with the Securities and Exchange Commission. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms. General and administrative expenses as a percentage of operating revenues decreased from 6.2% for the year ended December 31, 1995 to 6.1% for the year ended December 31, 1996.

         Interest income increased $76,000 or 27% from $277,000 to $353,000. The increase is due to higher cash equivalent investment balances during 1996 resulting from the following: (1) the proceeds of the Company's offering of 699,175 Shares for cash that was concluded in May 1996, (2) the proceeds from the financing of the Highland Park, Autumn Ridge and Bentley Place Communities in January 1996, March 1996 and August 1996, respectively, and (3) increasing cash flow from operations.

         Interest expense increased $1,718,000 or 86% from $2,006,000 to $3,724,000. The increase is due primarily to the following: (1) an increase in debt associated with the completion of the Preston Oaks and Highland Park Communities as they progressed from the construction phase (where interest is capitalized) during 1995 to the operating phase (where interest is expensed) during 1996, (2) the debt assumed in the acquisition of the Plantation Trace, Windsong and Crestmark Communities in May 1995, September 1995 and June 1996, respectively, and (3) the $5,000,000 loan secured by Autumn Ridge obtained in March 1996 and the $4,100,000 loan secured by Bentley Place obtained in August 1996.

         Mortgage notes payable secured by Preston Oaks and Highland Park were refinanced in 1995 and 1996, respectively, in each case prior to its contractual maturity. The unamortized loan costs related to these mortgage notes payable at the time of their refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the twelve months ended December 31, 1996 was $163,000 (including the minority interests' share of $64,000) compared to the extraordinary item of $183,000 (including the minority interests' share of $81,000) for the twelve months ended December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995. Cash and cash equivalents increased $1,758,000 during 1996 compared to an increase of $396,000 during 1995. The increase is due to the excess of cash flow provided by operating and financing activities over cash used in investing activities.

         A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities increased $3,768,000 from $1,799,000 in 1995 to $5,567,000 in 1996 due primarily to the acquisition of the Plantation Trace, Windsong, Autumn Ridge, Bentley Place and Crestmark Communities and the completion of the construction and lease-up phases of the Preston Oaks and Highland Park Communities. The highly competitive Atlanta apartment market is currently experiencing weaker market conditions which is being reflected in lower occupancy rates and rent concessions in certain submarkets. The Company's average stabilized occupancy during 1996 decreased 1.8% from 99.0% during 1995 to 97.2% during 1996. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities decreased $4,810,000 from $21,119,000 in 1995 to $16,309,000 in 1996 due primarily to the construction of Preston Oaks and Highland Park and the acquisition of Autumn Ridge during 1995 (a total of 584 apartment homes) compared to the construction of Ivey Brook and the second phase of Crestmark during 1996 (a total of 232 apartment homes).

         Net cash provided by financing activities decreased $7,216,000 from $19,716,000 in 1995 to $12,500,000 in 1996 due primarily to the following: (1) a higher level of net borrowings during 1995 associated with the financing of the construction of the Preston Oaks and Highland Park Communities, (2) the payment to an affiliate of a note payable assumed in the acquisition of the Crestmark Community in June 1996, and (3) the payment of quarterly distributions on Shares and Units beginning January 1, 1996.

         The Operating Partnership acquired the fully operating Plantation Trace and Windsong Communities in 1995 by issuing Units. Similarly, the Operating Partnership acquired the Crestmark Community and its 8.8 acres of adjacent undeveloped property in June 1996 by issuing Units. The Company issued Shares:
(1) in March 1995 to acquire the Ivey Brook Community, which is in the final stages of construction, (2) in July 1995 in the Cash Offering to acquire the land for and fund the development of the second phase of Plantation Trace, (3) in March 1996 to acquire the existing Bentley Place Community, (4) in March 1996 in the Cash Offering to acquire the land for and fund the development of the Howell Ferry Community, and (5) in May 1996 to fund current renovation and rehabilitation projects at Autumn Ridge and Windsong. The Operating Partnership is also constructing a second phase to the existing Crestmark Community as well as developing a second phase of Plantation Trace. The Company anticipates that each Community's rental and other operating revenues will be adequate to provide short-term liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable, and capital expenditures.

         The Company expects to meet its other short-term liquidity requirements generally through its net cash provided by operations. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to satisfy applicable REIT dividend payment requirements in both the short-term and in the long-term. Improvements and renovations at existing Communities are also expected to be funded from property operations. The Company expects to meet its long-term liquidity requirements, including future developments, debt maturities and possible acquisitions, through the issuance of additional equity securities of the Company and the proceeds from future mortgage financings. Management expects that construction of Howell Ferry will be funded from an $8,454,000 loan for which the Company has not yet obtained a commitment and from the Company's working capital. Construction of the second phase of Plantation Trace will be funded from the Company's working capital.

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

         On September 20, 1995, the Company refinanced the $8,711,000 loan secured by Preston Oaks with a new loan from Nationwide Life Insurance Company at a fixed interest rate of 7.21% per annum for a seven-year term. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $59,188.

         The Operating Partnership sold The Shoppes of Crestmark on December 8, 1995 for a price of $940,000, and the net proceeds were added to the Company's working capital.

         On December 15, 1995, the Company, through the Operating Partnership, acquired the Autumn Ridge Community from an independent third party for $7,775,000 in cash. On March 28, 1996, the Company obtained a $5,000,000 permanent loan from Nationwide Life Insurance

Company that is secured by the Autumn Ridge Community. The loan has a ten-year term with monthly payments of principal and interest in the amount of $35,739 based on a 25-year amortization schedule and a fixed interest rate of 7.13% per annum.

         On January 23, 1996, the Company received a commitment from Nationwide Life Insurance Company for a $9,250,000 permanent loan to refinance the debt on the River Oaks Community, which was scheduled to mature with a principal balance of $8,827,000 in November 1996. The refinancing was completed on October 17, 1996. The loan has a seven-year term with monthly payments of principal and interest in the amount of $62,475 based on a 30-year amortization schedule and a fixed interest rate of 7.15% per annum.

         On February 27, 1996, the Company received a commitment from Nationwide Life Insurance Company for a permanent loan to be secured by Ivey Brook. The financing was completed on January 30, 1997. The principal amount of the note is $6,420,000 at a fixed interest rate of 7.14% per annum for a ten-year term. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $43,318.

         On April 2, 1996, the Company received a commitment from Nationwide Life Insurance Company for a $4,100,000 permanent loan to be secured by Bentley Place. The financing was completed on August 14, 1996. The loan has a ten-year term with monthly payments of principal and interest in the amount of $27,553 based on a 30-year amortization schedule and a fixed interest rate of 7.10% per annum.

         On May 7, 1996 the Company closed an "intrastate" offering (the "Cash Offering") in which it sold 699,175 Shares in the aggregate for $9.50 per Share. Upon the initial closing of the offering on March 29, 1996 at which 443,675 Shares were issued, the Operating Partnership paid Roberts Properties, Inc. $1,628,000 to purchase approximately 22.5 acres of land for the development and construction of the 180-unit Howell Ferry Community on such property. Upon the final closing of the Cash Offering on May 7, 1996, the Company issued 255,500 Shares and received additional net proceeds of $2,257,000 which were used to fund current renovation and rehabilitation projects at Autumn Ridge and Windsong.

         The Company's existing mortgage indebtedness will require balloon payments (in addition to monthly principal amortization) coming due over the years 2000 to 2006 as summarized below:

                                2000               $11,253,000
                                2001                15,238,000
                                2002                 8,025,000
                                2003                16,068,000
                                2006                 7,535,000
                                                  ------------

                               Total               $58,119,000

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

         Management believes that these sources of debt financing, equity capital, operating cash flow and working capital of the Company will provide the liquidity and adequate capital resources to begin and complete its planned development and construction activities. The Company expects liquidity and capital resources for additional acquisition and development to be provided by a combination of secured long-term borrowing and issuance of equity securities.


FUNDS FROM OPERATIONS

         The Company considers Funds From Operations ("FFO") to be an important measure of its operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles ("GAAP"), FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. The Company believes that in order to gain a clear understanding of its operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). Based on published recommendations of a task force of the National Association of Real Estate Investment Trusts ("NAREIT") during the first quarter of 1995, the Company defines FFO as net income (loss) computed in accordance with GAAP, excluding non-recurring items and net realized gains (losses), plus depreciation of real property and minority interest of Unitholders in the Operating Partnership. Funds From Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. The following table reconciles net income (loss) to FFO (dollars in thousands).

                                                                      Twelve Months Ended December 31,
                                                                          1996                1995
                                                                          ----                ----

         Net loss                                                         $ (180)            $ (272)
         Add:     Minority interest of Unitholders                           (52)              (134)
         Add:     Extraordinary item                                          99                102
         Add:     Amortization (real estate related)                          67                 69
         Add:     Depreciation expense                                     4,974              2,326
                                                                           -----              -----

         Funds From Operations                                            $4,908             $2,091
                                                                          ======             ======

         Weighted average Shares and Units
                  outstanding during the period                        6,244,513          3,617,320

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

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and schedules listed below are filed as part of this annual report on Form 10-KSB on the pages indicated.

ROBERTS REALTY INVESTORS, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
Independent Auditors' Report                                              37

Consolidated Financial Statements as of and for the years ended
December 31, 1996 and 1995:

     Balance Sheets                                                       38

     Consolidated Statements of Operations                                39

     Consolidated Statements of Shareholders' Equity                      40

     Consolidated Statements of Cash Flows                                41

     Notes to Financial Statements                                        42

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. as of December 31, 1996 and 1995 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 1997

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                          DECEMBER 31,
                                                                                                   ------------------------
                                                                                                      1996           1995
                                                                                                   ---------       --------
ASSETS

REAL ESTATE ASSETS -  At cost:  (Notes 4 and 7)
   Land                                                                                            $  19,937       $ 13,170
   Buildings and improvements                                                                         80,441         54,422
   Furniture, fixtures, and equipment                                                                 10,429          6,651
                                                                                                   ---------       --------
                                                                                                     110,807         74,243
   Less accumulated depreciation                                                                      (8,915)        (3,940)
                                                                                                   ---------       --------

      Operating real estate assets                                                                   101,892         70,303

Construction-in-progress and real estate under development                                            10,230          4,083
                                                                                                   ---------       --------

      Net real estate assets                                                                         112,122         74,386

CASH AND CASH EQUIVALENTS                                                                              3,162          1,404

RESTRICTED CASH AND CASH EQUIVALENTS                                                                     532            392

DEFERRED FINANCING COSTS - Net of accumulated amortization of
   $111 and $513 at December 31, 1996 and 1995, respectively                                             658            511

OTHER ASSETS - Net                                                                                       341            631
                                                                                                   ---------       --------

                                                                                                   $ 116,815       $ 77,324
                                                                                                   =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Mortgage notes payable  (Notes 4 and 6)                                                         $  63,342       $ 44,019
   Accounts payable and accrued expenses                                                               1,053            524
   Dividends and distributions payable                                                                   870
   Due to affiliates (including retainage payable of $316 and $246 at
      December 31, 1996 and 1995, respectively)                                                        2,540            808
   Security deposits and prepaid rents                                                                   462            372
                                                                                                   ---------       --------

      Total liabilities                                                                               68,267         45,723

COMMITMENTS AND CONTINGENCIES  (Note 8)

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP  (Note 5)                                                             19,322         13,873
                                                                                                   ---------       --------

SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
   Common shares, $.01 par value, 100,000,000 shares authorized, 4,186,329 and
      2,676,381 shares issued and outstanding at December 31, 1996 and 1995, respectively                 42             26
   Additional paid-in capital                                                                         29,902         18,240
   Accumulated deficit                                                                                  (718)          (538)
                                                                                                   ---------       --------

      Total shareholders' equity                                                                      29,226         17,728
                                                                                                   ---------       --------

                                                                                                   $ 116,815       $ 77,324
                                                                                                   =========       ========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                              -------------------------
                                                                                                1996             1995
                                                                                              ---------        --------

OPERATING REVENUES:
   Rental operations                                                                        $    14,651    $     6,677
   Other operating income                                                                           546            289
                                                                                            -----------    -----------
      Total operating revenues                                                                   15,197          6,966

OPERATING EXPENSES:
   Personnel                                                                                      1,365            651
   Utilities                                                                                        932            401
   Repairs, maintenance, and landscaping                                                            956            398
   Real estate taxes                                                                              1,149            488
   Management fees to related party                                                                 760            347
   Marketing, insurance, and other                                                                  689            269
   General and administrative expenses                                                              926            430
   Depreciation of real estate assets                                                             4,974          2,326
                                                                                            -----------    -----------

      Total operating expenses                                                                   11,751          5,310
                                                                                            -----------    -----------

INCOME FROM OPERATIONS                                                                            3,446          1,656
                                                                                            -----------    -----------

OTHER INCOME (EXPENSES):
   Interest income                                                                                  353            277
   Gain on sale of real estate asset                                                                                16
   Interest expense                                                                              (3,724)        (2,006)
   Amortization of deferred financing costs                                                        (141)          (178)
   Other amortization expense                                                                       (67)           (69)
                                                                                            -----------    -----------

      Total other income (expenses)                                                              (3,579)        (1,960)
                                                                                            -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                                                          (133)          (304)

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                                      52            134
                                                                                            -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                             (81)          (170)

EXTRAORDINARY ITEM - Early extinguishment of debt, net of
    minority interest of unitholders in the Operating Partnership                                   (99)          (102)
                                                                                            -----------    -----------

NET INCOME (LOSS)                                                                           $      (180)   $      (272)
                                                                                            ===========    ===========

PER SHARE DATA:  (Note 9)

  Income (loss) before extraordinary item                                                   $     (0.02)   $      (.08)
                                                                                            ===========    ===========

  Net income (loss)                                                                         $     (0.05)   $      (.13)
                                                                                            ===========    ===========

  Dividends declared                                                                        $   0.48125    $      0.00
                                                                                            ===========    ===========

  Weighted average common shares                                                              3,799,567      2,023,358
                                                                                            ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------



                                                       COMMON SHARES
                                                   ---------------------   ADDITIONAL                      TOTAL
                                                     NUMBER                 PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                                   OF SHARES     AMOUNT     CAPITAL       DEFICIT         EQUITY
                                                   -------------------------------------------------------------------
SHAREHOLDERS' EQUITY,
  DECEMBER 31, 1994                                 1,206,708       $12      $ 5,889         $(266)        $ 5,635
   Proceeds of share offering, net                    736,000         7        5,982                         5,989
   Conversion of units to shares                      123,800         1          697                           698
   Issuance of common shares in the acquisition
      of partnerships                                 609,873         6        5,134                         5,140
   Adjustment for minority interest in the
      Operating Partnership                                                      538                           538
   Net loss                                                                                   (272)           (272)
                                                   -------------------------------------------------------------------

SHAREHOLDERS' EQUITY,
  DECEMBER 31, 1995                                                  26       18,240          (538)         17,728
                                                    2,676,381
   Proceeds of share offering, net                    699,175         7        6,045                         6,052
   Conversion of units to shares                       65,833         1          447                           448
   Issuance of common shares in the acquisition
      of partnerships                                 744,940         8        7,068                         7,076
   Dividends declared                                                         (1,834)                       (1,834)
   Adjustment for minority interest in the
      Operating Partnership                                                      (64)                          (64)
   Net loss                                                                                   (180)           (180)
                                                   -------------------------------------------------------------------

SHAREHOLDERS' EQUITY,
  DECEMBER 31, 1996                                 4,186,329       $42      $29,902         $(718)        $29,226
                                                   ===================================================================


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------

                                                                                    1996            1995
                                                                                  ----------     ---------

OPERATING ACTIVITIES:
   Net income (loss)                                                             $    (180)      $   (272)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Minority interest of unitholders in the Operating Partnership                     (52)          (134)
     Depreciation and amortization                                                   5,127          2,591
     Extraordinary item                                                                 99            102
     Gain on sale of real estate asset                                                                (16)
   Change in assets and liabilities net of amounts acquired:
     Decrease (increase) in restricted cash                                             85            (88)
     Decrease (increase) in other assets                                               247           (397)
     Increase in accounts payable and
       accrued expenses relating to operations                                         471            122
     (Decrease) in due to affiliates relating to operations                           (225)          (291)
     (Decrease) increase in security deposits and prepaid rent                          (5)           182
                                                                                 ---------       --------
        Net cash provided by operating activities                                    5,567          1,799
                                                                                 ---------       --------

INVESTING ACTIVITIES:
   Proceeds from sale of real estate asset                                                            903
   Acquisition and construction of real estate assets                              (15,343)       (21,483)
   Purchase of furniture, fixtures and equipment                                    (1,130)        (3,029)
   Cash acquired in mergers                                                            164          2,490
                                                                                 ---------       --------

        Net cash used in investing activities                                      (16,309)       (21,119)
                                                                                 ---------       --------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                             26,528         22,948
   Principal reductions on mortgage notes payable                                  (17,334)        (8,841)
   Payment of loan costs                                                              (451)          (179)
   Proceeds from issuance of shares                                                  6,589          6,586
   Payment of share and unit issuance costs                                           (613)          (703)
   Payment of dividends and distributions                                           (2,219)
   Capital distribution to predecessors                                                               (95)
                                                                                 ---------       --------

        Net cash provided by financing activities                                   12,500         19,716
                                                                                 ---------       --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                  1,758            396

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,404          1,008
                                                                                 ---------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   3,162       $  1,404
                                                                                 =========       ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest, net of capitalized interest                           $   4,347       $  1,999



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.       ORGANIZATION AND FORMATION OF THE COMPANY

         Roberts Realty Investors, Inc. (the "Company"), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered equity real estate investment trust (a "REIT"). Approximately 88% of the Company's total apartment units are located in the Atlanta metropolitan area.

         The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As the sole general partner of the Operating Partnership, the Company controls the Operating Partnership. The Board of Directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company.

         The Company began operations upon completion of a business combination (the "Consolidation") with four limited partnerships (the "Predecessors") sponsored by Charles S. Roberts ("Mr. Roberts"), the sole general partner of each of the four partnerships. The Consolidation, which was completed October 13, 1994 and became effective October 1, 1994, was a reorganization of entities under common ownership and management. The initial capitalization of the Company included the issuance of 163,061 shares of the Company's Common Stock ("Shares") and 1,645 units of limited partnership interest ("Units"). In connection with the Consolidation, a total of 1,043,647 Shares and 1,035,553 Units of the Operating Partnership were issued. The four limited partnerships and the number of Shares and Units issued in connection with the Consolidation were as follows:

                                                                                               SHARES         UNITS
                                                                                               ------         -----

         Roberts Properties River Oaks, L.P. ("River Oaks, L.P.")                                             638,596
         Roberts Properties Rosewood Plantation, L.P. ("Rosewood Plantation, L.P.")                           396,957
         Roberts Properties Preston Oaks, L.P. ("Preston Oaks, L.P.")                           535,176
         Roberts Properties Highland Park, L.P. ("Highland Park, L.P.")                         508,471
                                                                                              ---------     ---------

                                                                                              1,043,647     1,035,553

         During 1995 and 1996, the Company acquired the following five limited partnerships. No goodwill was recorded as a result of these transactions.

         Roberts Properties Holcomb Bridge, L.P. ("Holcomb Bridge, L.P.") In March 1995, the Company acquired the assets and liabilities of Holcomb Bridge, L.P. (Ivey Brook) which included 11.8 acres of undeveloped land for construction of a 146-unit apartment community. In connection with the acquisition, the Company issued 609,873 Shares valued at $8.50 per Share (totaling $5,140,000, net of issuance costs) in exchange for the assets and liabilities of Holcomb Bridge, L.P.

         Roberts Properties Plantation Trace, L.P. ("Plantation Trace, L.P.") In May 1995, the Operating Partnership acquired the assets and liabilities of Plantation Trace, L.P. which included a 182-unit apartment community along with a 7,350 square foot retail center located at the entrance to the community. In connection with the acquisition, the Operating Partnership issued 597,741 Units valued at $9.00 per Unit (totaling $5,339,000, net of issuance costs) in exchange for the assets and liabilities of Plantation Trace, L.P.

         Roberts Properties-St. Simons, Ltd. ("St. Simons, Ltd.") In September 1995, the Operating Partnership acquired the assets and liabilities of St. Simons, Ltd. which included the 232-unit Windsong apartment community. In connection with the acquisition, the Operating Partnership issued 476,931 Units valued at $9.25 per Unit (totaling $4,391,000, net of issuance costs) in exchange for the assets and liabilities of St. Simons, Ltd.

         Roberts Properties Bentley Place, L.P. ("Bentley Place, L.P.") In March 1996, the Company acquired the assets and liabilities of Bentley Place, L.P. which included a 117-unit apartment community. In connection with the acquisition, the Company issued 744,940 Shares valued at $9.50 per Share (totaling $7,076,000, net of issuance costs) in exchange for the assets and liabilities of Bentley Place, L.P.

         The Crestmark Club, L.P. ("Crestmark, L.P.") In June 1996, the Company acquired the assets and liabilities of Crestmark, L.P. which included a 248-unit apartment community and 8.8 acres of adjoining land for the development of an 86-unit second phase to the Crestmark community. In connection with the acquisition, the Operating Partnership issued 746,715 Units valued at $9.75 per Unit (totaling $7,280,000 net of issuance costs) in exchange for the assets and liabilities of Crestmark, L.P.

         In an offering conducted from June 12, 1995 through August 25, 1995, the Company sold an aggregate of 736,000 Shares at $9.00 per Share. The offering proceeds were used in December 1995 to fund the purchase of Autumn Ridge (formerly known as Laurelwood), a 207-unit apartment community, from an independent third party for $7,775,000 in cash.

         On November 1, 1995, the Company commenced an offering of up to 631,580 Shares ("Cash Offering") at a price of $9.50 per Share. On April 19, 1996, the Company increased the size of the Cash Offering from 631,580 Shares to 736,850 Shares after the original Cash Offering was fully subscribed, and extended the termination date of the Cash Offering to May 10, 1996. Upon the initial closing of the Cash Offering on March 29, 1996 at which 443,675 Shares were issued, the Operating Partnership purchased 22.5 acres of land for $1,628,000 from an affiliate of Mr. Roberts, the President and Chief Executive Officer of the Company, for the development and construction of a 180-unit apartment community (Howell Ferry). Development and construction costs are anticipated to be approximately $12,268,000 and include the purchase of the land, entering into a fixed price construction contract with an affiliate of Mr. Roberts in the amount of $8,829,000 and other contracts with Roberts Properties, Inc. related to design, development, and construction administration in the aggregate amount of $735,000. Upon the final closing of the Cash Offering on May 7, 1996, the Company issued 255,500 Shares and received additional net proceeds of $2,257,000 which were used to fund current renovation and rehabilitation projects at Autumn Ridge and Windsong.


2.       BASIS OF PRESENTATION

         The accompanying financial statements include the consolidated accounts of the Company and the Operating Partnership. The Consolidation was accomplished using an umbrella partnership, or "UPREIT", structure. With respect to the Consolidation and the subsequent acquisitions of Holcomb Bridge, L.P., Plantation Trace, L.P., St. Simons, Ltd., Bentley Place, L.P. and Crestmark, L.P. into the

         Operating Partnership, the partners (including Mr. Roberts for his general partner interests) received either Shares or Units. The Consolidation was accounted for as a reorganization of entities under common ownership and management and, accordingly, net assets were recorded at historical cost in a manner similar to that in pooling of interests accounting. The subsequent acquisitions were accounted for as purchases and include the results of operations from the dates of acquisition. The purchase prices of these subsequently acquired partnerships have been allocated to the respective assets and liabilities acquired based on their fair values.

         Following is a summary of certain operating results presented on a pro forma basis as if the partnerships purchased in 1995 and 1996 had been acquired as of the beginning of the periods presented:

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                         1996               1995
                                                                         ----               ----

                  Operating Revenues                                   $16,315,000      $13,048,000
                  Income (loss) before extraordinary items             $  (190,000)     $  (328,000)
                  Net income (loss)                                    $  (287,000)     $  (437,000)
                  Net income (loss) per share                          $     (0.07)     $     (0.11)

         All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the minority interest of the unitholders in the Operating Partnership. Subject to certain conditions, Units will become exchangeable for cash, or at the option of the Company, for Shares on a one-for-one basis. The minority interest of the unitholders in the earnings or loss of the Operating Partnership is calculated based on the weighted average number of Shares and Units outstanding during the period.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES   The preparation of financial statements in
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REAL ESTATE ASSETS AND DEPRECIATION   All real estate assets are to be
         held and used and are recorded at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. None of the Company's real estate assets have required write-downs. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Such adoption had no material effect on the financial statements.

         Expenditures directly related to the development, acquisition and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Ordinary repairs and maintenance, including all carpet and appliance replacements, are expensed as incurred. Carpet and appliance replacements totaled $153,000 and $35,000 for the years ended December 31, 1996 and 1995, respectively. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Buildings are generally depreciated over 27.5 years. Land improvements are depreciated over 15 years, and furniture, fixtures and equipment are depreciated over 5 to 7 years.

         REVENUE RECOGNITION   The Company leases its residential properties
         under operating leases with terms generally one year or less. Rental income is recognized when earned, which is not materially different than revenue recognition on a straight-line basis.

         CASH AND CASH EQUIVALENTS   All investments purchased with an original
         maturity of three months or less are considered to be cash equivalents.

         RESTRICTED CASH   Restricted cash consists of resident security
         deposits and monies held by lenders for the payment of real estate taxes and insurance.

         DEFERRED FINANCING COSTS   Deferred financing costs include fees and
         costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

         INTEREST AND REAL ESTATE TAXES   Interest and real estate taxes
         incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $527,000 and $582,000 for the years ended December 31, 1996 and 1995, respectively.

         INCOME TAXES   The Company elected to be taxed as a REIT under the
         Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.


4.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable were secured by the following communities at December 31, as follows:

                                                             FIXED INTEREST            PRINCIPAL OUTSTANDING
                                                               RATE AS OF                  DECEMBER 31,
                                      MATURITY                  12/31/96             1996                1995
                                      --------                  --------             ----                ----

         Autumn Ridge                 04/15/06                    7.13%          $  4,950,573
         Bentley Place                08/15/06                    7.10%             4,086,703
         Crestmark Club               05/01/01                    7.50%             9,786,700
         Highland Park                02/15/03                    7.30%             8,113,077       $  7,554,642
         Plantation Trace             09/15/00                    7.75%             7,886,172          7,988,948
         Preston Oaks                 10/15/02                    7.21%             8,611,269          8,697,260
         River Oaks                   11/15/03                    7.15%             9,242,639          8,888,508
         Rosewood Plantation          06/01/01                    7.38%             6,446,506          6,529,892
         Windsong                     02/01/00                    9.00%             4,218,747          4,359,950
                                                                                 ------------       ------------

                                                                                 $ 63,342,386       $ 44,019,200
                                                                                 ============       ============

         Fixed interest rates on mortgage debt outstanding at December 31, 1995 ranged from 7.21% to 9.38%.

         The December 31, 1996 and 1995 principal balances of the Windsong mortgage include unamortized premiums of $165,656 and $220,876, respectively. Amortization of this premium of $55,220 in 1996 and $18,406 in 1995 is included in interest expense.

         In May 1995, in connection with the acquisition of Plantation Trace, L.P., the Operating Partnership assumed a mortgage note in the amount of $8,045,000 secured by the Plantation Trace community. The mortgage note includes a fixed interest rate of 7.75% payable in monthly installments of $59,860 based on a 28-year amortization schedule. The note matures on September 15, 2000.

         In September 1995, in connection with the acquisition of St. Simons, Ltd., the Operating Partnership assumed a mortgage note in the amount of $4,159,000 secured by the Windsong community. The mortgage note includes a fixed interest rate of 9.00% payable in monthly installments of $37,918 based on a 22-year amortization schedule. The note, which may not be prepaid on or prior to February 1, 1998, matures on February 1, 2000.

         On September 20, 1995, the Company completed the refinancing of the mortgage note secured by the Preston Oaks community. The new mortgage note is in the amount of $8,711,000 at a fixed interest rate of 7.21% payable in monthly installments of $59,188 based on a 30-year amortization schedule. The note matures on October 15, 2002.

         At December 31, 1995, Mr. Roberts had personally guaranteed the mortgage notes payable on the Highland Park and Rosewood Plantation communities. The guaranty on Highland Park was released when the mortgage note payable for Highland Park was refinanced on January 31, 1996. The guaranty on Rosewood Plantation was released in March 1996 after the Highland Park community achieved a 90% leasing and occupancy level.

         On January 31, 1996, the Company completed the refinancing of the mortgage note secured by the Highland Park community. The new mortgage note is in the amount of $8,178,000 at a fixed interest rate of 7.30% payable in monthly installments of $56,066 based on a 30-year amortization schedule. The note matures on February 15, 2003. The previous note had an interest rate of 8.50%.

         On February 27, 1996, the Company received a commitment to provide financing in the amount of $6,420,000 secured by the Ivey Brook community. Ivey Brook is under construction and was unencumbered at December 31, 1996. The financing closed on January 30, 1997. The new mortgage note is in the amount of $6,420,000 at a fixed interest rate of 7.14% payable in monthly installments of $43,318 based on a 30-year amortization schedule. The note matures on February 15, 2007. In connection with the financing, a letter of credit was issued to the lender in the amount of $1,140,000 with an expiration date of January 30, 1998.

         On March 28, 1996, the Company completed the financing of the Autumn Ridge community. The new mortgage note is in the amount of $5,000,000 at a fixed interest rate of 7.13% payable in monthly installments of $35,739 based on a 25-year amortization schedule. The note matures on April 15, 2006.

         In June 1996, in connection with the acquisition of Crestmark, L.P., the Operating Partnership assumed a mortgage note in the amount of $9,850,000 secured by the Crestmark community. The mortgage note includes a fixed interest rate of 7.50% payable in monthly installments of $72,000 based on a 28-year amortization schedule. The note matures on May 1, 2001.

         On August 14, 1996, the Company completed the financing of the Bentley Place community. The new mortgage note is in the amount of $4,100,000 at a fixed interest rate of 7.10% payable in monthly installments of $27,553 based on a 30-year amortization schedule. The note matures on August 15, 2006.

         On October 17, 1996, the Company completed the refinancing of the mortgage note secured by the River Oaks community. The new mortgage note is in the amount of $9,250,000 at a fixed interest rate of 7.15% payable in monthly installments of $62,475 based on a 30-year amortization schedule. The note matures on November 15, 2003.

         The scheduled principal maturities of all debt outstanding at December 31, 1996 for each of the years ending December 31, are as follows:

                         1997                                      $     817,000
                         1998                                            881,000
                         1999                                            950,000
                         2000                                         12,196,000
                         2001                                         15,744,000
                         Thereafter                                   32,754,000
                                                                      ----------

                         Mortgage notes payable                      $63,342,000

         Real estate assets having a combined depreciated cost of approximately $92,101,000 serve as collateral for the outstanding debt at December 31, 1996.

         EXTRAORDINARY ITEMS   The 1996 extraordinary item resulted from the
         write-off of unamortized deferred financing costs associated with the January 31, 1996 refinancing of the mortgage note secured by the Highland Park community. The extraordinary item is net of $64,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during 1996. The 1995 extraordinary item resulted from the write-off of unamortized deferred financing costs associated with the September 20, 1995 refinancing of the mortgage note secured by the Preston Oaks community. The extraordinary item is net of $81,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during 1995.


5.       MINORITY INTEREST

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. The Company's general partner interest was 60.2% and 56.1% at December 31, 1996, and 1995, respectively. Units outstanding at December 31, 1996 and 1995 were 2,773,430 and 2,092,548, respectively. Units held by the minority interest as a percentage of total Units and Shares outstanding was 39.8% and 43.9% at December 31, 1996 and 1995, respectively. The minority interest of the unitholders in the Operating Partnership was $19,322,000 and $13,873,000 at December 31, 1996 and 1995, respectively. Subject to certain conditions, Units will become exchangeable for cash, or at the option of the Company, for Shares on a one-for-one basis. The minority interest of the unitholders in the Operating Partnership is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

6.       FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

         The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Because considerable judgment is necessary to interpret market data and develop the related estimates of fair value, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 1996 and 1995. Fixed rate mortgage debt with carrying values of $63,342,386 and $44,019,200 at December 31, 1996 and 1995,
         respectively, is estimated by management to approximate fair value based upon interest rates available to the Company for debt with similar terms and maturities.


7.       RELATED PARTY TRANSACTIONS

         On January 31, 1995, the Operating Partnership acquired a 7,078 square foot retail center ("Shoppes of Crestmark") valued at $888,000 from an affiliate of a director of the Company in exchange for 104,478 Units. The retail center was subsequently sold for $940,000 in December 1995.

         On July 21, 1995, the Company acquired, through the Operating Partnership, a 12.3-acre tract of land located adjacent to the existing Plantation Trace community from Roberts Properties, Inc., an affiliate of Mr. Roberts, for $445,000. The Company intends to develop a second phase to the Plantation Trace community on this tract.

         On March 29, 1996, the Operating Partnership acquired a 22.5 acre tract of land for the development of a 180-unit apartment community located in Gwinnett County, Georgia from Roberts Properties, Inc. for $1,628,000.

         CONSTRUCTION CONTRACTS   The Company and the Predecessors entered into
         fixed price construction contracts with Roberts Properties Construction, Inc., an affiliate of Mr. Roberts. These contract amounts from inception through December 31, 1996 are summarized in the following table:


                                                  TOTAL                                    REMAINING
                                                CONTRACT               AMOUNT             CONTRACTUAL
                                                 AMOUNT               INCURRED            COMMITMENT
                                              --------------------------------------------------------
         River Oaks                           $  8,532,000          $  8,532,000
         Rosewood Plantation                     6,083,000             6,083,000
         Preston Oaks                            7,806,000             7,806,000
         Highland Park                           8,021,000             8,021,000
         Ivey Brook                              6,420,000             6,153,000          $   267,000
         Crestmark Club - Phase II               3,795,000             2,235,000            1,560,000
         Plantation Trace - Phase II             3,157,000                     0            3,157,000
         Howell Ferry                            8,829,000                     0            8,829,000
                                              ------------          ------------          -----------

                                              $ 52,643,000          $ 38,830,000          $13,813,000
                                              ============          ============          ===========

         In addition, certain of the Predecessors and partnerships acquired subsequent to the Consolidation have paid or will pay Roberts Properties Construction, Inc. for purchases made on their behalf and for additional features added or built on their property that are not part of the original construction contracts. These amounts aggregated $2,250,000 and $538,000 during 1996 and 1995, respectively. The
         Predecessors and partnerships acquired subsequent to the Consolidation also paid Roberts Properties Construction, Inc. for labor and materials to perform repairs and maintenance for the communities in the amount of $2,174,000 and $115,000 in 1996 and 1995, respectively.

         DEVELOPMENT FEES   Roberts Properties, Inc. received fees for various
         development services including market studies, business plans, design, finish selection, interior design and construction administration. Fees incurred totaled $430,000 and $0 for the years ended December 31, 1996 and 1995, respectively.

         MANAGEMENT FEES   Roberts Properties Management, L.L.C.., an affiliate
         of Mr. Roberts, provided property management services to the Company for a fee of 5% of gross income. Property management fees incurred totaled $760,000 and $347,000 for the years ended December 31, 1996 and 1995, respectively. In addition, the Company reimbursed Roberts Properties Management for the salaries of the on-site property management personnel.

         CONSULTING FEES   Affiliates of Mr. Roberts have contracted with each
         of the Predecessors and partnerships acquired subsequent to the Consolidation to provide consulting services in the event of a sale of the community, with consulting fees ranging from 3% to 6% of the gross sales proceeds of the property sold. These consulting fees as of December 31, 1996 are summarized in the following table:

                           Bentley Place                             3%
                           River Oaks                                5%
                           Rosewood Plantation                       5%
                           Preston Oaks                              5%
                           Highland Park                             5%
                           Ivey Brook                                5%
                           Windsong                                  5%
                           Crestmark                                 5%
                           Plantation Trace                          6%
                           Shoppes of Plantation Trace               6%

         Although the consulting fee was waived at the time of the Consolidation and upon subsequent acquisitions of partnerships, the Company and the Operating Partnership have assumed these contracts as a term of each merger. There have been no sales of any of the apartment communities.

         OTHER FEES   During 1996 and 1995, affiliates of Mr. Roberts received
         fees and cost reimbursements for services related to (1) construction and leasing administration services at the Shoppes of River Oaks ($60,000), (2) the sale of the Shoppes of Crestmark ($28,000), (3) the acquisition of the Autumn Ridge community ($125,000), (4) the merger of St. Simons, Ltd. into the Operating Partnership ($50,000), (5) the merger of Bentley Place, L.P. into the Operating Partnership ($50,000),
         (6) the merger of Crestmark, L.P. into the Operating Partnership ($65,000), (7) the acquisition of a 1.1 acre parcel of undeveloped land located adjacent to the existing Preston Oaks community ($21,000), and
         (8) miscellaneous fees and cost reimbursements ($80,000). These fees and costs incurred totaled $226,000 and $253,000 for the years ended December 31, 1996 and 1995, respectively.

         BROKER-DEALER FEES   A director of the Company owns all of the
         outstanding stock of an NASD member broker-dealer that has participated as the distributor or solicitation agent in numerous offerings by the Company and the Operating Partnership. Fees incurred for these services totaled $487,000 and $596,000 for the years ended December 31, 1996 and 1995, respectively.

         LOAN ORIGINATION FEES   A director of the Company is president of a
         commercial mortgage banking firm that has originated loans for the Company and its Predecessors. Loan origination fees incurred totaled $184,000 and $87,000 for the years ended December 31, 1996 and 1995, respectively. Additional fees will be paid as additional communities are financed during 1997, as more fully described in Note 4.


8.       COMMITMENTS AND CONTINGENCIES

         As a result of the mergers of River Oaks, L.P., Rosewood Plantation, L.P., Plantation Trace, L.P., St. Simons, Ltd. and Crestmark, L.P. into the Operating Partnership, the former partners of these five partnerships received Units. Holders of Units have the right to require the Operating Partnership to redeem their Units beginning when the Shares are listed on a national securities exchange or Nasdaq (an "Exchange"), subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for such Units at their fair market value, which will be based upon the then current trading price of the Shares on an Exchange, or (b) to acquire such Units in exchange for Shares (on a one-for-one basis). The Company anticipates that it will issue Shares in exchange for all such Units submitted. There were 2,773,430 Units outstanding at December 31, 1996 that could be exchanged for Shares, subject to the conditions described above.

         At December 31, 1996, the Company had outstanding a Letter of Credit in the amount of $128,000 issued in connection with the financing of the Ivey Brook community. The Letter of Credit was returned to the Company in February 1997 upon completing the financing of Ivey Brook on January 30, 1997.

         The Company enters into contractual commitments in the normal course of business related to the development of real estate assets. At December 31, 1996, these commitments totaled $13,813,000 consisting of the remaining contractual commitments relating to the construction of Ivey Brook, the second phase of Crestmark, Howell Ferry and the second phase of Plantation Trace (See Note 7). Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.


9.       EARNINGS PER SHARE

         Earnings (loss) per common share before extraordinary item and net loss for the years ended December 31, 1996 and 1995 have been computed by dividing loss before extraordinary item and net loss by the weighted average number of Shares outstanding during the periods of 3,799,567 and 2,023,358, respectively.

10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the years ended December 31, 1996 and 1995 were as follows:

         A. The Operating Partnership issued 104,478 Units, valued at $888,000, in exchange for a 7,078 square foot retail center in 1995. The retail center was subsequently sold in December 1995.

         B. The Company issued 609,873 Shares in exchange for the assets and liabilities of Holcomb Bridge, L.P. valued at $5,139,000 including cash of $1,728,000.

         C. The Operating Partnership issued 1,074,672 Units in exchange for the assets and liabilities of Plantation Trace, L.P. and St. Simons, Ltd. valued at $9,730,000 including cash of $651,000. Mortgage debt of $12,219,000 was assumed in connection with these acquisitions.

         D. The Company issued 744,940 Shares in exchange for the assets and liabilities of Bentley Place, L.P. valued at $7,076,000 including cash of $165,000. No mortgage debt was assumed in connection with this acquisition.

         E. The Operating Partnership issued 746,715 Units in exchange for the assets and liabilities of Crestmark, L.P. valued at $7,280,000 including cash of $117,000. Mortgage debt of $10,184,000 and a note payable to Mr. Roberts in the amount of $1,403,000 were assumed in connection with this acquisition. The note to Mr. Roberts was repaid in full immediately following the Crestmark closing.


11.      DIVIDENDS

         On December 17, 1996, the Company's Board of Directors declared a quarterly distribution in the amount of $0.125 per common Share and Unit payable on January 15, 1997 to shareholders and unitholders of record on December 17, 1996. Of the total dividends declared for 1996 totaling $0.48125 per share, approximately $0.39 per share represents ordinary income and $0.09 per share represents a return of capital to the shareholders.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders meeting to be filed with the Securities and Exchange Commission.

ITEM 10.EXECUTIVE COMPENSATION.

     Incorporated by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders meeting to be filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders meeting to be filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the Company's definitive proxy statement for the Company's 1997 annual shareholders meeting to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Company has filed certain of the exhibits required by Item 601 of Regulation S-B with previous registration statements or reports. As specifically noted in the following Index to Exhibits, such previously filed exhibits are incorporated into this annual report on Form 10-KSB by reference thereto. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference from the Company's initial Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 22, 1996; the applicable exhibit number in such Registration Statement is provided beside the asterisk.



EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------
  3.1       Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 1994.  [*2.1]

  3.2       Bylaws of Roberts Realty Investors, Inc.  [*2.2]

  4.1       Agreement of Limited Partnership of Roberts Properties Residential,
            L.P., dated as of July 22, 1994.  [*3.1]

  4.1.1     First Amended and Restated Agreement of Limited Partnership of
            Roberts Properties Residential, L.P., dated as of October 1, 1994.
            [*3.1.1]

  4.1.2     Amendment #1 to First Amended and Restated Agreement of Limited
            Partnership of Roberts Properties Residential, L.P., dated as of
            October 13, 1994.  [*3.1.2]

  4.2       Certificate of Limited Partnership of Roberts Properties
            Residential, L.P. filed with the Georgia Secretary of State on July
            22, 1994.  [*3.2]

  4.2.1 Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River Oaks, L.P.;
            Roberts Properties Rosewood Plantation, L.P.; Roberts Properties
            Preston Oaks, L.P.; and Roberts Properties Highland Park, L.P. with and into Roberts Properties Residential, L.P. (1994 Consolidation).
            [*3.2.1]

  4.2.2 Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb Bridge, L.P. with and into Roberts Properties Residential, L.P. (Holcomb Bridge
            Merger).  [*3.2.2]

  4.2.3 Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation Trace, L.P. with and into Roberts Properties Residential, L.P. (Plantation Trace
            Merger).  [*3.2.3]

  4.2.4 Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St. Simons, L.P. with and into Roberts Properties Residential, L.P. (Windsong Merger).
            [*3.2.4]

  4.2.5 Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place
            Merger). [Incorporated by reference to Exhibit 4.2.5 from the Company's quarterly report on Form 10-QSB for the quarter ended
            June 30, 1996.]

  4.2.6 Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club, L.P. with and into
            Roberts Properties Residential, L.P. (Crestmark Merger).
            [Incorporated by reference to Exhibit 4.2.6 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.1.1    Property Management Agreement between Roberts Properties Preston
            Oaks, L.P. and Roberts Properties Management, Inc., dated July 21,
            1993 (Preston Oaks Syndication).  [*6.1.8]

  10.1.1.1  Amendment #1 to Property Management Agreement regarding Preston
            Oaks, dated October 13, 1994  (1994 Consolidation).  [* 6.1.8.1]

  10.1.2 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated September 20,
            1995, in the original principal amount of $8,711,000.00  (Preston
            Oaks). [*6.11.1]

  10.1.3    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company, dated September 20, 1995, and related collateral documents
            (Preston Oaks).  [*6.11.2]

  10.2.1    Property Management Agreement between Roberts Properties Highland
            Park, L.P. and Roberts Properties Management, Inc., dated May 9,
            1994 (Highland Park Syndication).  [*6.2.7]

  10.2.1.1  Amendment #1 to Property Management Agreement regarding Highland
            Park, dated October 13, 1994 (1994 Consolidation).  [*6.2.7.1]

  10.2.2    Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated January 31,
            1996, in the original principal amount of $6,678,000.00 (Highland
            Park).  [*6.18.1]

  10.2.3    Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of Employers Life Insurance Company of Wausau, dated
            January 31, 1996, in the original principal amount of $1,500,000.00
            (Highland Park).  [*6.18.2]

  10.2.4    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and Employers Life Insurance Company of Wausau, dated
            January 31, 1996, and related collateral documents (Highland Park).
            [*6.18.3]

  10.3.1    Property Management Agreement between Roberts Properties Management,
            Inc. and Roberts Properties River Oaks, L.P., dated August 21, 1991
            (River Oaks Syndication).  [*6.3.4]

  10.3.1.1 Amendment #1 to Property Management Agreement regarding River Oaks, dated October 13, 1994 (1994 Consolidation). [*6.3.4.1]

  10.3.2    Application/Contract for Mortgage Loan between Roberts Properties
            Residential, L.P. and Nationwide Life Insurance Company, dated
            January 23, 1996 (River Oaks).  [*6.16]

  10.3.3    Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated October 17,
            1996, in the original principal amount of $7,250,000.00 (River
            Oaks).

  10.3.4    Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life & Annuity Insurance Company, dated
            October 17, 1996, in the original principal amount of $2,000,000.00
            (River Oaks).

  10.3.5    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and Nationwide Life & Annuity Insurance Company, dated
            October 17, 1996, and related collateral documents (River Oaks).

  10.4.1    Property Management Agreement between Roberts Properties Rosewood
            Plantation, L.P. and Roberts Properties Management, Inc., dated
            January 5, 1993 (Rosewood Syndication).  [*6.3.11]

  10.4.1.1 Amendment #1 to Property Management Agreement regarding Rosewood, dated October 13, 1994 (1994 Consolidation). [*6.3.11.1]

  10.4.2    Real Estate Note executed by Roberts Properties Rosewood Plantation,
            L.P. in favor of Commonwealth of Pennsylvania State Employes' [sic]
            Retirement Board, dated May 25, 1994, in the original principal amount of $6,650,000.00, as assigned to Legg Mason Real Estate
            Services South, Inc., as further assigned to Federal Home Loan
            Mortgage Corporation (Rosewood).  [*6.3.12]

  10.4.3    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Rosewood Plantation, L.P. in favor of Commonwealth of
            Pennsylvania State Employes' [sic] Retirement Board, dated May 25,
            1994, and related collateral documents, as assigned to Legg Mason
            Real Estate Services South, Inc. by instruments dated August 23,
            1995, as further assigned to Federal Home Loan Mortgage Corporation by instruments dated August 24, 1995 (Rosewood). [*6.3.13]

  10.4.4 First Amendment to Deed to Secure Debt and Security Agreement between Roberts Properties Rosewood Plantation, L.P. and
            Commonwealth of Pennsylvania State Employes' [sic] Retirement
            Board, dated August 1, 1994, as assigned to Legg Mason Real Estate
            Services South, Inc. by instruments dated August 23, 1995, as further assigned to Federal Home Loan Mortgage Corporation by instruments dated August 24, 1995 (Rosewood). [*6.3.14]

  10.4.5    Assumption Agreement between Roberts Properties Residential, L.P.
            and Commonwealth of Pennsylvania State Employes' [sic] Retirement
            Board, dated October 13, 1994 (1994 Consolidation).  [*6.3.15]

  10.5.1 Organization, Loan Acquisition and Financial Advisory Agreement between Roberts Properties Holcomb Bridge, L.P. and Roberts
            Properties, Inc., dated January 24, 1995 (Holcomb Bridge
            Syndication - the Holcomb Bridge Community is now referred to as the Ivey Brook Community). [*6.5.1]

  10.5.2    Design and Development Agreement between Roberts Properties
            Holcomb Bridge, L.P. and Roberts

            Properties, Inc., dated January 24, 1995 (Holcomb Bridge
            Syndication).  [*6.5.2]

  10.5.3    Finish Selection and Interior Design Agreement between Roberts
            Properties Holcomb Bridge, L.P. and Roberts Properties, Inc., dated
            January 24, 1995 (Holcomb Bridge Syndication).  [*6.5.3]

  10.5.4    Construction Administration Agreement between Roberts Properties
            Holcomb Bridge, L.P. and Roberts Properties, Inc., dated January 24,
            1995 (Holcomb Bridge Syndication).  [*6.5.4]

  10.5.5    Partnership Administration Agreement between Roberts Properties
            Holcomb Bridge, L.P. and Roberts Properties, Inc., dated January 24,
            1995 (Holcomb Bridge Syndication).  [*6.5.5]

  10.5.6    Standard Form of Agreement between Owner and Contractor between
            Roberts Properties Holcomb Bridge, L.P. and Roberts Properties
            Construction, Inc., dated as of January __, 1995  (Holcomb Bridge
            Syndication). [Incorporated by reference to Exhibit 10.5.8 from the Company's quarterly report on Form 10-QSB for the quarter ended
            September 30, 1996.]

  10.5.7    Consulting Agreement between Roberts Properties Holcomb Bridge, L.P.
            and Roberts Properties, Inc., dated January 24, 1995  (Holcomb
            Bridge Syndication).  [*6.5.6]

  10.5.8    Property Management Agreement between Roberts Properties Holcomb
            Bridge, L.P. and Roberts Properties Management, Inc., dated January
            24, 1995 (Holcomb Bridge Syndication).  [*6.5.7]

  10.5.8.1  Amendment #1 to Property Management Agreement Regarding Roberts
            Properties Holcomb Bridge, L.P., effective as of March 24, 1995
            (Holcomb Bridge Merger).  [*6.5.7.1]

  10.5.9    Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P.,
            Roberts Properties Holcomb Bridge, L.P., Charles S. Roberts and
            Brian J. Sullivan, dated February 21, 1995 (Holcomb Bridge
            Merger).  [*6.7.1]

  10.5.10   Acquisition Agreement and Plan of Merger by and among Roberts Realty
            Investors, Inc., Roberts Properties Residential, L.P., Roberts
            Properties Holcomb Bridge, L.P., Charles S. Roberts and Brian J.
            Sullivan, dated March 24, 1995 (Holcomb Bridge Merger).  [*6.7.2]

  10.5.11   Application/Contract for Mortgage Loan between Roberts Properties
            Residential, L.P. and Nationwide Life Insurance Company, dated
            February 27, 1996  (Holcomb Bridge).  [* 6.20]

  10.5.12   Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated January 30,
            1997, in the original principal amount of $5,670,000.00 (Ivey
            Brook - formerly Holcomb Bridge).

  10.5.13   Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of West Coast Life Insurance Company, dated January 30,
            1997, in the original principal amount of $750,000.00 (Ivey Brook).

  10.5.14   Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and West Coast Life Insurance Company, dated January 30,
            1997, and related collateral documents (Ivey Brook).

  10.5.15   Agreement Regarding Letter of Credit by Roberts Properties
            Residential, L.P. for the benefit of Nationwide Life Insurance
            Company and West Coast Life Insurance Company, dated January 30,
            1997 (Ivey Brook).

  10.5.16   Guaranty executed by Roberts Realty Investors, Inc. in favor of
            Nationwide Life Insurance Company and West Coast Life Insurance
            Company, dated January 30, 1997 (Ivey Brook).

  10.6.1    Loan Agreement between First Union National Bank of Georgia and
            Roberts Properties Residential, L.P., dated as of May 1, 1995 (Line of Credit). [*6.8.1]

  10.6.2 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank of Georgia, dated May 1, 1995, in the original principal amount of $1,000,000.00 (Line of Credit).
            [*6.8.2]

  10.6.3    Unconditional Guaranty of Payment and Performance executed by
            Roberts Realty Investors, Inc. for the benefit of First Union
            National Bank of Georgia, dated as of May 1, 1995 (Line of Credit).
            [*6.8.3]

  10.6.4    Unconditional Guaranty of Payment and Performance executed by
            Charles S. Roberts for the benefit of First Union National Bank of
            Georgia, dated as of May 1, 1995 (Line of Credit). [*6.8.4]

  10.7.1    Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P.,
            Roberts Properties Plantation Trace, L.P., and Charles S. Roberts, dated April 14, 1995 (Plantation Trace Merger). [*6.9.1]

  10.7.2    Merger Agreement and Plan of Merger by and among Roberts Realty
            Investors, Inc., Roberts Properties Residential, L.P., Roberts
            Properties Plantation Trace, L.P., and Charles S. Roberts, dated May
            16, 1995 (Plantation Trace Merger).  [*6.9.2]

  10.7.3    Consulting Agreement by and between Roberts Properties Residential,
            L.P. and Roberts Properties Management, Inc., dated May 16, 1995
            (Plantation Trace Merger).  [*6.9.3]

  10.7.4    Property Management Agreement between Roberts Properties Plantation
            Trace, L.P. and Roberts Properties Management, Inc., dated December
            8, 1988 (Plantation Trace Syndication).  [*6.9.4]

  10.7.4.1  Amendment #1 to Property Management Agreement Regarding Roberts
            Properties Plantation Trace, L.P., dated May 16, 1995 (Plantation
            Trace Merger).  [*6.9.4.1]

  10.7.5    Promissory Note executed by Roberts Properties-Plantation Trace,
            L.P. in favor of The Prudential Insurance Company of America, dated
            August 12, 1993, in the original principal amount of $8,200,000.00
            (Plantation Trace).  [*6.9.5]

  10.7.6    Deed to Secure Debt and Security Agreement from Roberts
            Properties-Plantation Trace, L.P. to The Prudential Insurance
            Company of America, dated August 12, 1993 (Plantation Trace).
            [*6.9.6]

  10.7.7    Assumption of Liability Agreement among The Prudential Insurance
            Company of America, Roberts Properties-Plantation Trace, L.P. and
            Roberts Properties Residential, L.P., dated May 16, 1995
            (Plantation Trace Merger).  [*6.9.7]

  10.8.1    Dealer Agreement among Roberts Realty Investors, Inc., Spalding &
            Company, and Roberts Properties Residential, L.P. (as to Section 7 only), dated June 12, 1995 (Summer 1995 Cash Offering). [*6.10.1]

  10.8.1.1  Amendment No. 1 to Dealer Agreement, dated July 31, 1995 (Summer
            1995 Cash Offering). [*6.10.1.1]

  10.8.1.2  Amendment No. 2 to Dealer Agreement, dated August 10, 1995 (Summer
            1995 Cash Offering).  [*6.10.1.2]

  10.8.2    Sales Contract between Roberts Properties, Inc., as Seller, and
            Roberts Properties Residential, L.P., as Purchaser, dated July
            14, 1995 (Summer 1995 Cash Offering). [*6.10.2]

  10.8.3    Design and Development Agreement between Roberts Properties
            Residential, L.P. and Roberts Properties, Inc. dated July 21,
            1995 (Summer 1995 Cash Offering).  [*6.10.3]

  10.8.4    Escrow Agreement among Roberts Realty Investors, Inc., Spalding &
            Company and First Union National Bank of Georgia, dated June 12,
            1995 (Summer 1995 Cash Offering).  [*6.10.4]

  10.8.4.1  Amendment No. 1 to Escrow Agreement, dated July 31, 1995  (Summer
            1995 Cash Offering). [*6.10.4.1]

  10.9.1    Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P.,
            Roberts Properties-St. Simons, Ltd., and GP-St. Simons, Ltd., dated
            August 25, 1995 (Windsong Merger).  [*6.12.1]

  10.9.2    Merger Agreement and Plan of Merger by and among Roberts Properties
            Residential, L.P., GP-St. Simons, Ltd., and Roberts Properties-St.
            Simons, Ltd., dated September 22, 1995 (Windsong Merger).  [*6.12.2]

  10.9.3    Consulting Agreement by and between Roberts Properties Residential,
            L.P. and Roberts Properties, Inc., dated September 27, 1995
            (Windsong Merger).  [*6.12.3]

  10.9.4    Management Contract between Roberts Properties-St. Simons, Ltd. and
            Roberts Properties, Inc., dated December 27, 1985 (Windsong
            Syndication).  [*6.12.4]

  10.9.4.1  Amendment #1 to Management Contract Regarding Windsong, dated
            September 27, 1995 (Windsong Merger).  [*6.12.4.1]

  10.9.5 Promissory Note executed by Roberts Properties-St. Simons, Ltd. in favor of John Hancock Mutual Life Insurance Company, dated March 1,
            1988, in the original principal amount of $4,400,000.00 (Windsong).
            [* 6.12.5]

  10.9.5.1  Amendment to Promissory Note between Roberts Properties-St. Simons,
            Ltd. and John Hancock Mutual Life Insurance Company, dated as of
            March 1, 1988 (Windsong).  [*6.12.5.1]

  10.9.5.2 Amended and Restated Promissory Note dated January 28, 1993 in the original principal amount of $4,350,000.00, attached as Exhibit
            A to that certain Note Modification Agreement between Roberts
            Properties-St. Simons, Ltd. and John Hancock Mutual Life Insurance
            Company, dated January 28, 1993 (Windsong).  [*6.12.5.2]

  10.9.6    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties-St. Simons, Ltd. in favor of John Hancock Mutual Life
            Insurance Company, dated March 1, 1988, and related collateral documents (Windsong). [*6.12.6]

  10.9.7    Modification to Security Instruments between Roberts Properties-St.
            Simons, Ltd. and John Hancock Mutual Life Insurance Company, dated
            January 28, 1993 (Windsong).  [*6.12.7]

  10.9.8    Modification to Promissory Note and Security Instruments dated
            January 28, 1993 between Roberts Properties-St. Simons, Ltd. and
            John Hancock Mutual Life Insurance Company (Windsong).
            [*6.12.8]

  10.9.9    Assumption Agreement between Roberts Properties Residential, L.P.
            and John Hancock Mutual Life Insurance Company, dated September 27,
            1995 (Windsong Merger).  [*6.12.9]

  10.10.1 Purchase/Sale Agreement between Prime MFP III Limited Partnership, as Seller, and Roberts Properties Residential, L.P., as Purchaser, dated October 27, 1995 (Laurelwood - the Laurelwood community is now named Autumn Ridge). [*6.13]

  10.10.2   Application/Contract for Mortgage Loan between Roberts Properties
            Residential, L.P. and Nationwide Life Insurance Company, dated
            February 15, 1996 (Autumn Ridge).  [*6.19]

  10.10.3   Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated March 28, 1996, in the original principal amount of $4,250,000.00 (Autumn Ridge).
            [Incorporated by reference to Exhibit 10.19.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.10.4   Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of West Coast Life Insurance Company, dated March 28, 1996, in the original principal amount of $750,000.00 (Autumn Ridge).
            [Incorporated by reference to Exhibit 10.19.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.10.5   Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and West Coast Life Insurance Company, dated March 28, 1996, and related collateral documents (Autumn Ridge). [Incorporated by reference to Exhibit 10.19.3 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.1   Dealer Agreement among Roberts Realty Investors, Inc., Spalding &
            Company, and Roberts Properties Residential, L.P. (as to Section 7 only), dated November 1, 1995 (1995-1996 Cash Offering).
            [*6.14.1]

  10.11.1.1 Amendment to Dealer Agreement among Roberts Realty Investors, Inc.,
            Spalding & Company, and Roberts Properties Residential, L.P. (as to
            Section 7 only), dated April 19, 1996 (1995-1996 Cash Offering).
            [Incorporated by reference to Exhibit 10.14.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.2   Escrow Agreement among Roberts Realty Investors, Inc., Spalding &
            Company and First Union National Bank of Georgia, dated November 1,
            1995 (1995-1996 Cash Offering).  [*6.14.2]

  10.11.2.1 Amendment to Escrow Agreement among Roberts Realty Investors, Inc.,
            Spalding & Company and First Union National Bank of Georgia, dated
            April 19, 1996 (1995-1996 Cash Offering). [Incorporated by reference to Exhibit 10.14.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.3   Sales Contract between Roberts Properties, Inc., as Seller, and
            Roberts Properties Residential, L.P., as Purchaser, dated March 15,
            1996 (for Howell Ferry Property) (1995-1996 Cash Offering).
            [Incorporated by reference to Exhibit 10.14.3 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.4   Design Agreement between Roberts Properties Residential, L.P. and
            Roberts Properties, Inc., dated March 29, 1996 (1995-1996 Cash
            Offering). [Incorporated by reference to Exhibit 10.14.4 from the Company's quarterly report on Form 10-QSB for the quarter ended June
            30, 1996.]

  10.11.5   Development Agreement between Roberts Properties Residential, L.P.
            and Roberts Properties, Inc., dated March 29, 1996 (1995-1996 Cash
            Offering). [Incorporated by reference to Exhibit 10.14.5 from the Company's quarterly report on Form 10-QSB for the quarter ended June
            30, 1996.]

  10.11.6   Finish Selection and Interior Design Agreement between Roberts
            Properties Residential, L.P. and Roberts Properties, Inc., dated
            March 29, 1996 (1995-1996 Cash Offering). [Incorporated by reference to Exhibit 10.14.6 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.7   Construction Administration Agreement between Roberts Properties
            Residential, L.P. and Roberts Properties, Inc., dated March 29, 1996
            (1995-1996 Cash Offering). [Incorporated by reference to Exhibit
            10.14.7 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.12.1   Sales Contract between Goodrich Enterprises, Inc., as Seller, and
            Roberts Properties Residential, L.P., as Purchaser, dated January
            25, 1995 (The Shoppes of Crestmark).  [*6.6]

  10.12.2   Sales Contract between Roberts Properties Residential, L.P., as
            Seller, and Mike Atsalis and Nicholas Fridas, as Purchaser, dated
            October 25, 1995, as assigned by Mike Atsalis and Nicholas Fridas to
            The Shoppes of Crestmark, Inc. by Assignment of Sales Contract dated
            December 8, 1995 (The Shoppes of Crestmark).  [*6.15.1]

  10.12.3   Limited Warranty Deed from Roberts Properties Residential, L.P. to
            The Shoppes of Crestmark, Inc., dated December 8, 1995 (The Shoppes of Crestmark). [* 6.15.2]

  10.13.1   Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P.,
            Roberts Properties Bentley Place, L.P. and Charles S. Roberts, dated
            January 26, 1996 (Bentley Place Merger).  [*6.17]

  10.13.2   Merger Agreement and Plan of Merger by and among Roberts Realty
            Investors, Inc., Roberts Properties Residential, L.P., Roberts
            Properties Bentley Place, L.P., and Charles S. Roberts, dated March
            21, 1996 (Bentley Place Merger).  [Incorporated by reference to
            Exhibit 10.17.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.3   Consulting Agreement by and between Roberts Properties Group, Inc.
            and Roberts Properties Bentley Place, L.P., dated July 31, 1992
            (Bentley Place Syndication). [Incorporated by reference to Exhibit
            10.17.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.3.1 Amendment #1 to Consulting Agreement regarding Bentley Place dated
            March 21, 1996 (Bentley Place Merger). [Incorporated by reference to
            Exhibit 10.17.2.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.4   Property Management Agreement between Roberts Properties Bentley
            Place, L.P. and Roberts Properties Management, Inc., dated July 31,
            1992 (Bentley Place Syndication). [Incorporated by reference to
            Exhibit 10.17.3 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.4.1 Amendment #1 to Property Management Agreement regarding Bentley
            Place, dated March 21, 1996 (Bentley Place Merger). [Incorporated by reference to Exhibit 10.17.3.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.5   Application/Contract for Mortgage Loan between Roberts Properties
            Residential, L.P. and Nationwide Life Insurance Company, dated April
            2, 1996 (Bentley Place). [Incorporated by reference to Exhibit
            10.17.4 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.6   Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated August 14,
            1996, in the original principal amount of $3,350,000.00  (Bentley
            Place). [Incorporated by reference to Exhibit 10.17.4.1 from the Company's quarterly report on Form 10-QSB for the quarter ended
            September 30, 1996.]

  10.13.7   Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of West Coast Life Insurance Company, dated August 14,
            1996, in the original principal amount of $750,000.00 (Bentley
            Place). [Incorporated by reference to Exhibit 10.17.4.2 from the Company's quarterly report on Form 10-QSB for the quarter ended
            September 30, 1996.]

  10.13.8   Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and West Coast Life Insurance Company, dated August 14,
            1996, and related collateral documents (Bentley Place).
            [Incorporated by reference to Exhibit 10.17.4.3 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

  10.14     Assignment/Assumption by Multifamily Management, Inc. (f/k/a Roberts
            Properties Management, Inc.) to Roberts Properties Management,
            L.L.C. dated April 30, 1996 assigning property management agreements, together with Consent to Assignment and Assumption executed by Roberts Properties Residential, L.P. dated April 30,
            1996.  [Incorporated herein by reference from the Company's Form
            10-SB/A No. 1 filed on May 7, 1996.]  [*6.21]

  10.15.1   Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P., The
            Crestmark Club, L.P., and Charles S. Roberts, dated May 8, 1996
            (Crestmark Merger). [Incorporated by reference to Exhibit 10.22.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.2   Merger Agreement and Plan of Merger by and among Roberts Realty
            Investors, Inc., Roberts Properties Residential, L.P., The Crestmark
            Club, L.P., Charles S. Roberts, James M. and Penelope H. Goodrich, and Norman A. Goldman, dated June 26, 1996 (Crestmark Merger).
            [Incorporated by reference to Exhibit 10.22.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.3   Property Management Agreement between The Crestmark Club, L.P. and
            Roberts Properties Management, Inc., dated January 11, 1991
            (Crestmark Syndication). [Incorporated by reference to Exhibit
            10.22.3 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.3.1 Amendment #1 to Property Management Agreement regarding Crestmark, dated June 26, 1996 (Crestmark Merger). [Incorporated by reference to Exhibit 10.22.3.1 from the Company's quarterly report on Form
            10-QSB for the quarter ended June 30, 1996.]

  10.15.3.2 Amendment #2 to Property Management Agreement regarding Crestmark, dated June 26, 1996 (Crestmark Merger). ). [Incorporated by reference to Exhibit 10.22.3.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.4   Consulting Agreement regarding Crestmark by and between Roberts
            Properties Residential, L.P. and Roberts Properties, Inc., dated
            June 26, 1996 (Crestmark Merger).  [Incorporated by reference to
            Exhibit 10.22.4 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.5   Assumption and Modification Agreement by and among The Crestmark
            Club, L.P., Roberts Properties Residential, L.P., and Federal Home
            Loan Mortgage Corporation dated as of June 26, 1996 (Crestmark
            Merger). [Incorporated by reference to Exhibit 10.22.5 from the Company's quarterly report on Form 10-QSB for the quarter ended June
            30, 1996.]

  10.15.6   Standard Form of Agreement between Owner and Contractor between
            Roberts Properties Residential, L.P. and Roberts Properties
            Construction, Inc., dated as of June 15, 1996 (Crestmark Merger).
            [Incorporated by reference to Exhibit 10.22.6 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

  10.15.7   Real Estate Note executed by The Crestmark Club, L.P. in favor of
            Commonwealth of Pennsylvania State Employes' [sic] Retirement Board, dated April 27, 1994, in the original principal amount of $10,100,000.00, along with a replacement Real Estate Note having identical terms (the original having been lost), and related collateral documents, as assigned to Legg Mason Real Estate Services
            South, Inc. by instrument dated August 23, 1995, as further assigned to Federal Home Loan Mortgage Corporation by instrument dated August
            24, 1995, as amended by that certain Amendment to Assignment of Assignment of Occupancy Agreement and Rents dated September 1, 1995
            (Crestmark).

  10.15.7.1 First Amendment to Deed to Secure Debt and Security Agreement between The Crestmark Club, L.P. and Commonwealth of Pennsylvania
            State Employes' [sic] Retirement Board, dated August 1, 1994
            (Crestmark).

  10.16.1   Amended and Restated Consulting Agreement between Roberts Properties
            Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996.
            [Incorporated by reference to Exhibit 10.23.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.16.2  Amended and Restated Consulting Agreement between Roberts Properties
           Residential, L.P. and Roberts Properties Group, Inc., dated June 26,
           1996. [Incorporated by reference to Exhibit 10.23.2 from the Company's quarterly report on Form 10-QSB for the quarter ended
           June 30, 1996.]

  10.16.3  Amended and Restated Consulting Agreement between Roberts Properties
           Residential, L.P. and Roberts Properties Management, L.L.C., dated
           June 26, 1996. [Incorporated by reference to Exhibit 10.23.3 from the
           Company's quarterly report on Form 10-QSB for the quarter ended June
           30, 1996.]

  21       Subsidiaries of the Small Business Issuer.

  27       Financial Data Schedule.

     (b) The Company filed no reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ROBERTS REALTY INVESTORS, INC.


By: /s/ Charles S. Roberts
    -----------------------------------------------
    Charles S. Roberts, Chairman of the Board,
    Chief Executive Officer, and President

Date: March 17, 1997


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                      Title                                  Date
        ---------                      -----                                  ----

/s/ Charles S. Roberts          Chairman of the Board, Chief
------------------------         Executive Officer, and President           March 17, 1997
Charles S. Roberts


/s/ Charles R. Elliott          Secretary, Treasurer, and Chief             March 17, 1997
------------------------        Financial Officer (Principal Financial
Charles R. Elliott              Officer and Principal Accounting Officer)



/s/ James M. Goodrich           Director                                    March 17, 1997
------------------------
James M. Goodrich


/s/ Dennis H. James             Director                                    March 17, 1997
------------------------
Dennis H. James


/s/ Wm. Jarell Jones            Director                                    March 17, 1997
------------------------
Wm. Jarell Jones


/s/ Ben A. Spalding             Director                                    March 17, 1997
------------------------
Ben A. Spalding


/s/ George W. Wray, Jr.         Director                                    March 17, 1997
------------------------
George W. Wray, Jr.

                                EXHIBIT INDEX

         The Company has filed certain of the exhibits required by Item 601 of Regulation S-B with previous registration statements or reports. As specifically noted in this Index to Exhibits, such previously filed exhibits are incorporated into this annual report on Form 10-KSB by reference thereto. All exhibits contained in this Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference from the Company's initial Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 22, 1996; the applicable exhibit number in such Registration Statement is provided beside the asterisk.


EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------
  3.1       Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 1994.  [*2.1]

  3.2       Bylaws of Roberts Realty Investors, Inc.  [*2.2]

  4.1       Agreement of Limited Partnership of Roberts Properties Residential,
            L.P., dated as of July 22, 1994.  [*3.1]

  4.1.1     First Amended and Restated Agreement of Limited Partnership of
            Roberts Properties Residential, L.P., dated as of October 1, 1994.
            [*3.1.1]

  4.1.2     Amendment #1 to First Amended and Restated Agreement of Limited
            Partnership of Roberts Properties Residential, L.P., dated as of
            October 13, 1994.  [*3.1.2]

  4.2       Certificate of Limited Partnership of Roberts Properties
            Residential, L.P. filed with the Georgia Secretary of State on July
            22, 1994.  [*3.2]

  4.2.1 Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River Oaks, L.P.;
            Roberts Properties Rosewood Plantation, L.P.; Roberts Properties
            Preston Oaks, L.P.; and Roberts Properties Highland Park, L.P. with and into Roberts Properties Residential, L.P. (1994 Consolidation).
            [*3.2.1]

  4.2.2 Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb Bridge, L.P. with and into Roberts Properties Residential, L.P. (Holcomb Bridge
            Merger).  [*3.2.2]

  4.2.3 Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation Trace, L.P. with and into Roberts Properties Residential, L.P. (Plantation Trace
            Merger).  [*3.2.3]

  4.2.4 Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St. Simons, L.P. with and into Roberts Properties Residential, L.P. (Windsong Merger).
            [*3.2.4]

  4.2.5 Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place
            Merger). [Incorporated by reference to Exhibit 4.2.5 from the Company's quarterly report on Form 10-QSB for the quarter ended
            June 30, 1996.]

  4.2.6 Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club, L.P. with and into
            Roberts Properties Residential, L.P. (Crestmark Merger).
            [Incorporated by reference to Exhibit 4.2.6 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.1.1    Property Management Agreement between Roberts Properties Preston
            Oaks, L.P. and Roberts Properties Management, Inc., dated July 21,
            1993 (Preston Oaks Syndication).  [*6.1.8]

  10.1.1.1  Amendment #1 to Property Management Agreement regarding Preston
            Oaks, dated October 13, 1994  (1994 Consolidation).  [* 6.1.8.1]

  10.1.2 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated September 20,
            1995, in the original principal amount of $8,711,000.00  (Preston
            Oaks). [*6.11.1]

  10.1.3    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company, dated September 20, 1995, and related collateral documents
            (Preston Oaks).  [*6.11.2]

  10.2.1    Property Management Agreement between Roberts Properties Highland
            Park, L.P. and Roberts Properties Management, Inc., dated May 9,
            1994 (Highland Park Syndication).  [*6.2.7]

  10.2.1.1  Amendment #1 to Property Management Agreement regarding Highland
            Park, dated October 13, 1994 (1994 Consolidation).  [*6.2.7.1]

  10.2.2    Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated January 31,
            1996, in the original principal amount of $6,678,000.00 (Highland
            Park).  [*6.18.1]

  10.2.3    Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of Employers Life Insurance Company of Wausau, dated
            January 31, 1996, in the original principal amount of $1,500,000.00
            (Highland Park).  [*6.18.2]

  10.2.4    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and Employers Life Insurance Company of Wausau, dated
            January 31, 1996, and related collateral documents (Highland Park).
            [*6.18.3]

  10.3.1    Property Management Agreement between Roberts Properties Management,
            Inc. and Roberts Properties River Oaks, L.P., dated August 21, 1991
            (River Oaks Syndication).  [*6.3.4]

  10.3.1.1 Amendment #1 to Property Management Agreement regarding River Oaks, dated October 13, 1994 (1994 Consolidation). [*6.3.4.1]

  10.3.2    Application/Contract for Mortgage Loan between Roberts Properties
            Residential, L.P. and Nationwide Life Insurance Company, dated
            January 23, 1996 (River Oaks).  [*6.16]

  10.3.3    Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated October 17,
            1996, in the original principal amount of $7,250,000.00 (River
            Oaks).

  10.3.4    Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life & Annuity Insurance Company, dated
            October 17, 1996, in the original principal amount of $2,000,000.00
            (River Oaks).

  10.3.5    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and Nationwide Life & Annuity Insurance Company, dated
            October 17, 1996, and related collateral documents (River Oaks).

  10.4.1    Property Management Agreement between Roberts Properties Rosewood
            Plantation, L.P. and Roberts Properties Management, Inc., dated
            January 5, 1993 (Rosewood Syndication).  [*6.3.11]

  10.4.1.1 Amendment #1 to Property Management Agreement regarding Rosewood, dated October 13, 1994 (1994 Consolidation). [*6.3.11.1]

  10.4.2    Real Estate Note executed by Roberts Properties Rosewood Plantation,
            L.P. in favor of Commonwealth of Pennsylvania State Employes' [sic]
            Retirement Board, dated May 25, 1994, in the original principal amount of $6,650,000.00, as assigned to Legg Mason Real Estate
            Services South, Inc., as further assigned to Federal Home Loan
            Mortgage Corporation (Rosewood).  [*6.3.12]

  10.4.3    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Rosewood Plantation, L.P. in favor of Commonwealth of
            Pennsylvania State Employes' [sic] Retirement Board, dated May 25,
            1994, and related collateral documents, as assigned to Legg Mason
            Real Estate Services South, Inc. by instruments dated August 23,
            1995, as further assigned to Federal Home Loan Mortgage Corporation by instruments dated August 24, 1995 (Rosewood). [*6.3.13]

  10.4.4 First Amendment to Deed to Secure Debt and Security Agreement between Roberts Properties Rosewood Plantation, L.P. and
            Commonwealth of Pennsylvania State Employes' [sic] Retirement
            Board, dated August 1, 1994, as assigned to Legg Mason Real Estate
            Services South, Inc. by instruments dated August 23, 1995, as further assigned to Federal Home Loan Mortgage Corporation by instruments dated August 24, 1995 (Rosewood). [*6.3.14]

  10.4.5    Assumption Agreement between Roberts Properties Residential, L.P.
            and Commonwealth of Pennsylvania State Employes' [sic] Retirement
            Board, dated October 13, 1994 (1994 Consolidation).  [*6.3.15]

  10.5.1 Organization, Loan Acquisition and Financial Advisory Agreement between Roberts Properties Holcomb Bridge, L.P. and Roberts
            Properties, Inc., dated January 24, 1995 (Holcomb Bridge
            Syndication - the Holcomb Bridge Community is now referred to as the Ivey Brook Community). [*6.5.1]

  10.5.2    Design and Development Agreement between Roberts Properties
            Holcomb Bridge, L.P. and Roberts

            Properties, Inc., dated January 24, 1995 (Holcomb Bridge
            Syndication).  [*6.5.2]

  10.5.3    Finish Selection and Interior Design Agreement between Roberts
            Properties Holcomb Bridge, L.P. and Roberts Properties, Inc., dated
            January 24, 1995 (Holcomb Bridge Syndication).  [*6.5.3]

  10.5.4    Construction Administration Agreement between Roberts Properties
            Holcomb Bridge, L.P. and Roberts Properties, Inc., dated January 24,
            1995 (Holcomb Bridge Syndication).  [*6.5.4]

  10.5.5    Partnership Administration Agreement between Roberts Properties
            Holcomb Bridge, L.P. and Roberts Properties, Inc., dated January 24,
            1995 (Holcomb Bridge Syndication).  [*6.5.5]

  10.5.6    Standard Form of Agreement between Owner and Contractor between
            Roberts Properties Holcomb Bridge, L.P. and Roberts Properties
            Construction, Inc., dated as of January __, 1995  (Holcomb Bridge
            Syndication). [Incorporated by reference to Exhibit 10.5.8 from the Company's quarterly report on Form 10-QSB for the quarter ended
            September 30, 1996.]

  10.5.7    Consulting Agreement between Roberts Properties Holcomb Bridge, L.P.
            and Roberts Properties, Inc., dated January 24, 1995  (Holcomb
            Bridge Syndication).  [*6.5.6]

  10.5.8    Property Management Agreement between Roberts Properties Holcomb
            Bridge, L.P. and Roberts Properties Management, Inc., dated January
            24, 1995 (Holcomb Bridge Syndication).  [*6.5.7]

  10.5.8.1  Amendment #1 to Property Management Agreement Regarding Roberts
            Properties Holcomb Bridge, L.P., effective as of March 24, 1995
            (Holcomb Bridge Merger).  [*6.5.7.1]

  10.5.9    Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P.,
            Roberts Properties Holcomb Bridge, L.P., Charles S. Roberts and
            Brian J. Sullivan, dated February 21, 1995 (Holcomb Bridge
            Merger).  [*6.7.1]

  10.5.10   Acquisition Agreement and Plan of Merger by and among Roberts Realty
            Investors, Inc., Roberts Properties Residential, L.P., Roberts
            Properties Holcomb Bridge, L.P., Charles S. Roberts and Brian J.
            Sullivan, dated March 24, 1995 (Holcomb Bridge Merger).  [*6.7.2]

  10.5.11   Application/Contract for Mortgage Loan between Roberts Properties
            Residential, L.P. and Nationwide Life Insurance Company, dated
            February 27, 1996  (Holcomb Bridge).  [* 6.20]

  10.5.12   Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated January 30,
            1997, in the original principal amount of $5,670,000.00 (Ivey
            Brook - formerly Holcomb Bridge).

  10.5.13   Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of West Coast Life Insurance Company, dated January 30,
            1997, in the original principal amount of $750,000.00 (Ivey Brook).

  10.5.14   Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and West Coast Life Insurance Company, dated January 30,
            1997, and related collateral documents (Ivey Brook).

  10.5.15   Agreement Regarding Letter of Credit by Roberts Properties
            Residential, L.P. for the benefit of Nationwide Life Insurance
            Company and West Coast Life Insurance Company, dated January 30,
            1997 (Ivey Brook).

  10.5.16   Guaranty executed by Roberts Realty Investors, Inc. in favor of
            Nationwide Life Insurance Company and West Coast Life Insurance
            Company, dated January 30, 1997 (Ivey Brook).

  10.6.1    Loan Agreement between First Union National Bank of Georgia and
            Roberts Properties Residential, L.P., dated as of May 1, 1995 (Line of Credit). [*6.8.1]

  10.6.2 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank of Georgia, dated May 1, 1995, in the original principal amount of $1,000,000.00 (Line of Credit).
            [*6.8.2]

  10.6.3    Unconditional Guaranty of Payment and Performance executed by
            Roberts Realty Investors, Inc. for the benefit of First Union
            National Bank of Georgia, dated as of May 1, 1995 (Line of Credit).
            [*6.8.3]

  10.6.4    Unconditional Guaranty of Payment and Performance executed by
            Charles S. Roberts for the benefit of First Union National Bank of
            Georgia, dated as of May 1, 1995 (Line of Credit). [*6.8.4]

  10.7.1    Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P.,
            Roberts Properties Plantation Trace, L.P., and Charles S. Roberts, dated April 14, 1995 (Plantation Trace Merger). [*6.9.1]

  10.7.2    Merger Agreement and Plan of Merger by and among Roberts Realty
            Investors, Inc., Roberts Properties Residential, L.P., Roberts
            Properties Plantation Trace, L.P., and Charles S. Roberts, dated May
            16, 1995 (Plantation Trace Merger).  [*6.9.2]

  10.7.3    Consulting Agreement by and between Roberts Properties Residential,
            L.P. and Roberts Properties Management, Inc., dated May 16, 1995
            (Plantation Trace Merger).  [*6.9.3]

  10.7.4    Property Management Agreement between Roberts Properties Plantation
            Trace, L.P. and Roberts Properties Management, Inc., dated December
            8, 1988 (Plantation Trace Syndication).  [*6.9.4]

  10.7.4.1  Amendment #1 to Property Management Agreement Regarding Roberts
            Properties Plantation Trace, L.P., dated May 16, 1995 (Plantation
            Trace Merger).  [*6.9.4.1]

  10.7.5    Promissory Note executed by Roberts Properties-Plantation Trace,
            L.P. in favor of The Prudential Insurance Company of America, dated
            August 12, 1993, in the original principal amount of $8,200,000.00
            (Plantation Trace).  [*6.9.5]

  10.7.6    Deed to Secure Debt and Security Agreement from Roberts
            Properties-Plantation Trace, L.P. to The Prudential Insurance
            Company of America, dated August 12, 1993 (Plantation Trace).
            [*6.9.6]

  10.7.7    Assumption of Liability Agreement among The Prudential Insurance
            Company of America, Roberts Properties-Plantation Trace, L.P. and
            Roberts Properties Residential, L.P., dated May 16, 1995
            (Plantation Trace Merger).  [*6.9.7]

  10.8.1    Dealer Agreement among Roberts Realty Investors, Inc., Spalding &
            Company, and Roberts Properties Residential, L.P. (as to Section 7 only), dated June 12, 1995 (Summer 1995 Cash Offering). [*6.10.1]

  10.8.1.1  Amendment No. 1 to Dealer Agreement, dated July 31, 1995 (Summer
            1995 Cash Offering). [*6.10.1.1]

  10.8.1.2  Amendment No. 2 to Dealer Agreement, dated August 10, 1995 (Summer
            1995 Cash Offering).  [*6.10.1.2]

  10.8.2    Sales Contract between Roberts Properties, Inc., as Seller, and
            Roberts Properties Residential, L.P., as Purchaser, dated July
            14, 1995 (Summer 1995 Cash Offering). [*6.10.2]

  10.8.3    Design and Development Agreement between Roberts Properties
            Residential, L.P. and Roberts Properties, Inc. dated July 21,
            1995 (Summer 1995 Cash Offering).  [*6.10.3]

  10.8.4    Escrow Agreement among Roberts Realty Investors, Inc., Spalding &
            Company and First Union National Bank of Georgia, dated June 12,
            1995 (Summer 1995 Cash Offering).  [*6.10.4]

  10.8.4.1  Amendment No. 1 to Escrow Agreement, dated July 31, 1995  (Summer
            1995 Cash Offering). [*6.10.4.1]

  10.9.1    Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P.,
            Roberts Properties-St. Simons, Ltd., and GP-St. Simons, Ltd., dated
            August 25, 1995 (Windsong Merger).  [*6.12.1]

  10.9.2    Merger Agreement and Plan of Merger by and among Roberts Properties
            Residential, L.P., GP-St. Simons, Ltd., and Roberts Properties-St.
            Simons, Ltd., dated September 22, 1995 (Windsong Merger).  [*6.12.2]

  10.9.3    Consulting Agreement by and between Roberts Properties Residential,
            L.P. and Roberts Properties, Inc., dated September 27, 1995
            (Windsong Merger).  [*6.12.3]

  10.9.4    Management Contract between Roberts Properties-St. Simons, Ltd. and
            Roberts Properties, Inc., dated December 27, 1985 (Windsong
            Syndication).  [*6.12.4]

  10.9.4.1  Amendment #1 to Management Contract Regarding Windsong, dated
            September 27, 1995 (Windsong Merger).  [*6.12.4.1]

  10.9.5 Promissory Note executed by Roberts Properties-St. Simons, Ltd. in favor of John Hancock Mutual Life Insurance Company, dated March 1,
            1988, in the original principal amount of $4,400,000.00 (Windsong).
            [* 6.12.5]

  10.9.5.1  Amendment to Promissory Note between Roberts Properties-St. Simons,
            Ltd. and John Hancock Mutual Life Insurance Company, dated as of
            March 1, 1988 (Windsong).  [*6.12.5.1]

  10.9.5.2 Amended and Restated Promissory Note dated January 28, 1993 in the original principal amount of $4,350,000.00, attached as Exhibit
            A to that certain Note Modification Agreement between Roberts
            Properties-St. Simons, Ltd. and John Hancock Mutual Life Insurance
            Company, dated January 28, 1993 (Windsong).  [*6.12.5.2]

  10.9.6    Deed to Secure Debt and Security Agreement executed by Roberts
            Properties-St. Simons, Ltd. in favor of John Hancock Mutual Life
            Insurance Company, dated March 1, 1988, and related collateral documents (Windsong). [*6.12.6]

  10.9.7    Modification to Security Instruments between Roberts Properties-St.
            Simons, Ltd. and John Hancock Mutual Life Insurance Company, dated
            January 28, 1993 (Windsong).  [*6.12.7]

  10.9.8    Modification to Promissory Note and Security Instruments dated
            January 28, 1993 between Roberts Properties-St. Simons, Ltd. and
            John Hancock Mutual Life Insurance Company (Windsong).
            [*6.12.8]

  10.9.9    Assumption Agreement between Roberts Properties Residential, L.P.
            and John Hancock Mutual Life Insurance Company, dated September 27,
            1995 (Windsong Merger).  [*6.12.9]

  10.10.1 Purchase/Sale Agreement between Prime MFP III Limited Partnership, as Seller, and Roberts Properties Residential, L.P., as Purchaser, dated October 27, 1995 (Laurelwood - the Laurelwood community is now named Autumn Ridge). [*6.13]

  10.10.2   Application/Contract for Mortgage Loan between Roberts Properties
            Residential, L.P. and Nationwide Life Insurance Company, dated
            February 15, 1996 (Autumn Ridge).  [*6.19]

  10.10.3   Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated March 28, 1996, in the original principal amount of $4,250,000.00 (Autumn Ridge).
            [Incorporated by reference to Exhibit 10.19.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.10.4   Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of West Coast Life Insurance Company, dated March 28, 1996, in the original principal amount of $750,000.00 (Autumn Ridge).
            [Incorporated by reference to Exhibit 10.19.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.10.5   Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and West Coast Life Insurance Company, dated March 28, 1996, and related collateral documents (Autumn Ridge). [Incorporated by reference to Exhibit 10.19.3 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.1   Dealer Agreement among Roberts Realty Investors, Inc., Spalding &
            Company, and Roberts Properties Residential, L.P. (as to Section 7 only), dated November 1, 1995 (1995-1996 Cash Offering).
            [*6.14.1]

  10.11.1.1 Amendment to Dealer Agreement among Roberts Realty Investors, Inc.,
            Spalding & Company, and Roberts Properties Residential, L.P. (as to
            Section 7 only), dated April 19, 1996 (1995-1996 Cash Offering).
            [Incorporated by reference to Exhibit 10.14.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.2   Escrow Agreement among Roberts Realty Investors, Inc., Spalding &
            Company and First Union National Bank of Georgia, dated November 1,
            1995 (1995-1996 Cash Offering).  [*6.14.2]

  10.11.2.1 Amendment to Escrow Agreement among Roberts Realty Investors, Inc.,
            Spalding & Company and First Union National Bank of Georgia, dated
            April 19, 1996 (1995-1996 Cash Offering). [Incorporated by reference to Exhibit 10.14.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.3   Sales Contract between Roberts Properties, Inc., as Seller, and
            Roberts Properties Residential, L.P., as Purchaser, dated March 15,
            1996 (for Howell Ferry Property) (1995-1996 Cash Offering).
            [Incorporated by reference to Exhibit 10.14.3 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.4   Design Agreement between Roberts Properties Residential, L.P. and
            Roberts Properties, Inc., dated March 29, 1996 (1995-1996 Cash
            Offering). [Incorporated by reference to Exhibit 10.14.4 from the Company's quarterly report on Form 10-QSB for the quarter ended June
            30, 1996.]

  10.11.5   Development Agreement between Roberts Properties Residential, L.P.
            and Roberts Properties, Inc., dated March 29, 1996 (1995-1996 Cash
            Offering). [Incorporated by reference to Exhibit 10.14.5 from the Company's quarterly report on Form 10-QSB for the quarter ended June
            30, 1996.]

  10.11.6   Finish Selection and Interior Design Agreement between Roberts
            Properties Residential, L.P. and Roberts Properties, Inc., dated
            March 29, 1996 (1995-1996 Cash Offering). [Incorporated by reference to Exhibit 10.14.6 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.11.7   Construction Administration Agreement between Roberts Properties
            Residential, L.P. and Roberts Properties, Inc., dated March 29, 1996
            (1995-1996 Cash Offering). [Incorporated by reference to Exhibit
            10.14.7 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.12.1   Sales Contract between Goodrich Enterprises, Inc., as Seller, and
            Roberts Properties Residential, L.P., as Purchaser, dated January
            25, 1995 (The Shoppes of Crestmark).  [*6.6]

  10.12.2   Sales Contract between Roberts Properties Residential, L.P., as
            Seller, and Mike Atsalis and Nicholas Fridas, as Purchaser, dated
            October 25, 1995, as assigned by Mike Atsalis and Nicholas Fridas to
            The Shoppes of Crestmark, Inc. by Assignment of Sales Contract dated
            December 8, 1995 (The Shoppes of Crestmark).  [*6.15.1]

  10.12.3   Limited Warranty Deed from Roberts Properties Residential, L.P. to
            The Shoppes of Crestmark, Inc., dated December 8, 1995 (The Shoppes of Crestmark). [* 6.15.2]

  10.13.1   Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P.,
            Roberts Properties Bentley Place, L.P. and Charles S. Roberts, dated
            January 26, 1996 (Bentley Place Merger).  [*6.17]

  10.13.2   Merger Agreement and Plan of Merger by and among Roberts Realty
            Investors, Inc., Roberts Properties Residential, L.P., Roberts
            Properties Bentley Place, L.P., and Charles S. Roberts, dated March
            21, 1996 (Bentley Place Merger).  [Incorporated by reference to
            Exhibit 10.17.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.3   Consulting Agreement by and between Roberts Properties Group, Inc.
            and Roberts Properties Bentley Place, L.P., dated July 31, 1992
            (Bentley Place Syndication). [Incorporated by reference to Exhibit
            10.17.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.3.1 Amendment #1 to Consulting Agreement regarding Bentley Place dated
            March 21, 1996 (Bentley Place Merger). [Incorporated by reference to
            Exhibit 10.17.2.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.4   Property Management Agreement between Roberts Properties Bentley
            Place, L.P. and Roberts Properties Management, Inc., dated July 31,
            1992 (Bentley Place Syndication). [Incorporated by reference to
            Exhibit 10.17.3 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.4.1 Amendment #1 to Property Management Agreement regarding Bentley
            Place, dated March 21, 1996 (Bentley Place Merger). [Incorporated by reference to Exhibit 10.17.3.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.5   Application/Contract for Mortgage Loan between Roberts Properties
            Residential, L.P. and Nationwide Life Insurance Company, dated April
            2, 1996 (Bentley Place). [Incorporated by reference to Exhibit
            10.17.4 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.13.6   Real Estate Note A executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated August 14,
            1996, in the original principal amount of $3,350,000.00  (Bentley
            Place). [Incorporated by reference to Exhibit 10.17.4.1 from the Company's quarterly report on Form 10-QSB for the quarter ended
            September 30, 1996.]

  10.13.7   Real Estate Note B executed by Roberts Properties Residential, L.P.
            in favor of West Coast Life Insurance Company, dated August 14,
            1996, in the original principal amount of $750,000.00 (Bentley
            Place). [Incorporated by reference to Exhibit 10.17.4.2 from the Company's quarterly report on Form 10-QSB for the quarter ended
            September 30, 1996.]

  10.13.8   Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company and West Coast Life Insurance Company, dated August 14,
            1996, and related collateral documents (Bentley Place).
            [Incorporated by reference to Exhibit 10.17.4.3 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

  10.14     Assignment/Assumption by Multifamily Management, Inc. (f/k/a Roberts
            Properties Management, Inc.) to Roberts Properties Management,
            L.L.C. dated April 30, 1996 assigning property management agreements, together with Consent to Assignment and Assumption executed by Roberts Properties Residential, L.P. dated April 30,
            1996.  [Incorporated herein by reference from the Company's Form
            10-SB/A No. 1 filed on May 7, 1996.]  [*6.21]

  10.15.1   Solicitation Agreement by and among Spalding & Company, Roberts
            Realty Investors, Inc., Roberts Properties Residential, L.P., The
            Crestmark Club, L.P., and Charles S. Roberts, dated May 8, 1996
            (Crestmark Merger). [Incorporated by reference to Exhibit 10.22.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.2   Merger Agreement and Plan of Merger by and among Roberts Realty
            Investors, Inc., Roberts Properties Residential, L.P., The Crestmark
            Club, L.P., Charles S. Roberts, James M. and Penelope H. Goodrich, and Norman A. Goldman, dated June 26, 1996 (Crestmark Merger).
            [Incorporated by reference to Exhibit 10.22.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.3   Property Management Agreement between The Crestmark Club, L.P. and
            Roberts Properties Management, Inc., dated January 11, 1991
            (Crestmark Syndication). [Incorporated by reference to Exhibit
            10.22.3 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.3.1 Amendment #1 to Property Management Agreement regarding Crestmark, dated June 26, 1996 (Crestmark Merger). [Incorporated by reference to Exhibit 10.22.3.1 from the Company's quarterly report on Form
            10-QSB for the quarter ended June 30, 1996.]

  10.15.3.2 Amendment #2 to Property Management Agreement regarding Crestmark, dated June 26, 1996 (Crestmark Merger). ). [Incorporated by reference to Exhibit 10.22.3.2 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.4   Consulting Agreement regarding Crestmark by and between Roberts
            Properties Residential, L.P. and Roberts Properties, Inc., dated
            June 26, 1996 (Crestmark Merger).  [Incorporated by reference to
            Exhibit 10.22.4 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.15.5   Assumption and Modification Agreement by and among The Crestmark
            Club, L.P., Roberts Properties Residential, L.P., and Federal Home
            Loan Mortgage Corporation dated as of June 26, 1996 (Crestmark
            Merger). [Incorporated by reference to Exhibit 10.22.5 from the Company's quarterly report on Form 10-QSB for the quarter ended June
            30, 1996.]

  10.15.6   Standard Form of Agreement between Owner and Contractor between
            Roberts Properties Residential, L.P. and Roberts Properties
            Construction, Inc., dated as of June 15, 1996 (Crestmark Merger).
            [Incorporated by reference to Exhibit 10.22.6 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

  10.15.7   Real Estate Note executed by The Crestmark Club, L.P. in favor of
            Commonwealth of Pennsylvania State Employes' [sic] Retirement Board, dated April 27, 1994, in the original principal amount of $10,100,000.00, along with a replacement Real Estate Note having identical terms (the original having been lost), and related collateral documents, as assigned to Legg Mason Real Estate Services
            South, Inc. by instrument dated August 23, 1995, as further assigned to Federal Home Loan Mortgage Corporation by instrument dated August
            24, 1995, as amended by that certain Amendment to Assignment of Assignment of Occupancy Agreement and Rents dated September 1, 1995
            (Crestmark).

  10.15.7.1 First Amendment to Deed to Secure Debt and Security Agreement between The Crestmark Club, L.P. and Commonwealth of Pennsylvania
            State Employes' [sic] Retirement Board, dated August 1, 1994
            (Crestmark).

  10.16.1   Amended and Restated Consulting Agreement between Roberts Properties
            Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996.
            [Incorporated by reference to Exhibit 10.23.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

  10.16.2  Amended and Restated Consulting Agreement between Roberts Properties
           Residential, L.P. and Roberts Properties Group, Inc., dated June 26,
           1996. [Incorporated by reference to Exhibit 10.23.2 from the Company's quarterly report on Form 10-QSB for the quarter ended
           June 30, 1996.]

  10.16.3  Amended and Restated Consulting Agreement between Roberts Properties
           Residential, L.P. and Roberts Properties Management, L.L.C., dated
           June 26, 1996. [Incorporated by reference to Exhibit 10.23.3 from the
           Company's quarterly report on Form 10-QSB for the quarter ended June
           30, 1996.]

  21       Subsidiaries of the Small Business Issuer.

  27       Financial Data Schedule.