Form 10KSB/A
period 1996-12-31
ROBERTS REALTY INVESTORS INC
filed 1997-04-30
CIK 1011109

                   U.S. Securities and Exchange Commission

                           Washington, D.C.  20549

                                FORM 10-KSB/A
                               AMENDMENT NO. 1
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31,1996

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from          to
                                            ---------   --------
                        (Commission File No. 0-28048)

                       ROBERTS REALTY INVESTORS, INC.
               (Name of small business issuer in its charter)


             GEORGIA                                            58-2122873
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification Number)


8010 ROSWELL ROAD, SUITE 120, ATLANTA, GEORGIA                     30350
    (Address of principal executive offices)                     (Zip Code)

    Issuer's telephone number:  (770) 394-6000


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

Yes X  No
   ----  ----

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

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 9 and replacing it with the following:

     Charles S. Roberts, age 50, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Roberts also owned substantially all of the outstanding interests in Roberts Properties Management, L.L.C. until its acquisition by Roberts Properties Residential, L.P. on April 1, 1997.

     In October 1970 Mr. Roberts established Roberts Properties, Inc. to develop, construct and manage real estate. Beginning in 1985, Mr. Roberts and his affiliates began to focus on developing upscale multifamily residential communities and have won numerous local, regional and national awards for the development of these communities. Mr. Roberts is a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders' National Council of the Multifamily Industry. Through March 31, 1997, entities affiliated with Mr. Roberts sponsored 54 different programs, raising approximately $89,000,000 in equity and having an aggregate total capitalization of approximately $230,000,000. These programs consisted of multifamily residential communities with 2,918 units; approximately 277,307 square feet of other income producing real estate, principally shopping centers and office buildings; and nine parcels of undeveloped land.

     James M. Goodrich, age 56, a Director of the Company, is a consulting engineer and private investor. In 1975 Dr. Goodrich founded Energy Management Associates, which provides operations and financial planning software and related consulting services to the electric and gas utility industries. Dr. Goodrich was Executive Vice President of Energy Management Associates from 1975 until October 1993 and was a member of its board of directors until 1992, when it was sold to Electronic Data Systems Corporation. Prior to his experience with Energy Management Associates, Dr. Goodrich served in the United States Navy for five years as an officer on the staff of Admiral Hyman Rickover; this position involved technical support of the design and development of nuclear power plants for the Navy. Dr. Goodrich holds a Ph.D. in Nuclear Engineering, a master's degree in Engineering-Economic Systems, and a bachelor of arts degree, all from Stanford University. He also holds a master's degree in Engineering Science from George Washington University. Dr. Goodrich has appeared as an expert witness before numerous state public utility commissions, the Federal Energy Regulatory Commission, federal courts and arbitration panels.

     Ben A. Spalding, age 62, a Director of the Company, is the sole shareholder of Spalding & Company, an NASD member broker-dealer that has served since its founding by Mr. Spalding in 1980 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding served as President of Spalding & Company from 1980 until 1994; he is presently a registered associate of Spalding & Company. For the 20 year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor's degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta

Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

     George W. Wray, Jr., age 60, a Director of the Company, is a private investor and Senior Partner of the Wray Partnership, a family investment group. He was employed with International Silver Company from the early 1960s to July 1993, most recently as a Vice President engaged in sales management for the eastern United States. Since the July 1993 acquisition of International Silver Company by World Crisa Corporation, a division of Vitro S.A., Mr. Wray has been an independent sales agent for the successor organization. Mr. Wray has also served as a Vice President of Spalding & Company, an NASD registered broker-dealer, since 1991 and has been a registered associate of Spalding & Company since 1983. Mr. Wray holds a bachelor's degree in Industrial Relations from the University of North Carolina at Chapel Hill. Mr. Wray also serves as an elder of the Peachtree Presbyterian Church in Atlanta.

     Dennis H. James, age 50, a Director of the Company, is President and Director of Shoptaw-James, Inc., one of the largest privately owned commercial mortgage banking firms in the Southeast. Mr. James has over 25 years' experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As President of Shoptaw-James, Inc., he is responsible for the overall production of the company and its investor relationships, while sharing in its extended planning and management. He is a director of Main America Capital, which specializes in financing small income property mortgages; he is a trustee on the Alexander Tharpe Board, the fund-raising organization of the Georgia Tech Athletic Association that funds all scholarships for student athletes at Georgia Tech; and he serves on the Allstate Life Insurance Company Correspondent Advisory Council. Mr. James has a bachelor's degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.

     Wm. Jarell Jones, age 48, a Director of the Company, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro, Georgia since November 1993. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In January 1989, Mr. Jones became a general partner of Simpson Seacoast, which along with its affiliates managed and developed real estate and operated a real estate brokerage and an NASD-member securities firm. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is Vice Chairman and a director of the Downtown Statesboro Development Authority.

     Charles R. Elliott, age 43, has served as the Company's Secretary and Treasurer since its inception in July 1994 and as its Chief Financial Officer since April 1995. Mr. Elliott served as a Director of the Company from October 1994 to February 1995. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master's degree in Finance.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who own beneficially more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in their ownership of the Company's Common Stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of the forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1996, its directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

     The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 10 and replacing it with the following:

COMPENSATION OF EXECUTIVE OFFICERS

     The executive officers of the Company are Mr. Charles S. Roberts, the Company's Chairman of the Board, Chief Executive Officer and President, and Mr. Charles R. Elliott, the Company's Secretary and Treasurer since its inception and its Chief Financial Officer since April 1995.

     The following table sets forth certain information regarding compensation.

                                                      Annual Compensation
                                                      -------------------
Name and Principal Position              Year       Salary ($)     Bonus ($)
---------------------------              ----       ----------    ---------

Charles S. Roberts                       1994       $18,750(1)      $     0

Chairman of the Board, Chief Executive   1995       $75,000         $     0
Officer, and President                   1996       $75,000         $     0

Charles R. Elliott                       1994             -               -
Secretary, Treasurer and                 1995       $45,000(2)      $     0
Chief Financial Officer                  1996       $75,000         $28,750

--------------------
(1) The Company paid no salaries from its inception on July 22, 1994 through September 30, 1994, and the amount shown was paid in the period October 1, 1994 through December 1, 1994.

(2) Mr. Elliott's employment as Chief Financial Officer commenced on April 1, 1995, and the amount shown is for the period April 1, 1995 through December 31, 1995. He received no other compensation from the Company in 1995.

     The Company is not a party to any employment agreements.

COMPENSATION OF DIRECTORS

     The Company pays its Directors who are not officers of the Company fees for their services as Directors. These Directors (presently Messrs. Spalding, Goodrich, James, Jones and Wray) receive a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors. Officers of the Company who are Directors (presently Mr. Roberts) are not paid any Director fees. In addition, the Company reimburses its Directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on behalf of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 11 and replacing it with the following:

     The following table sets forth the beneficial ownership of units of partnership interest ("Units") in Roberts Properties Residential, L.P. (the "Operating Partnership") and shares of the Company's Common Stock ("Shares"), as of April 10, 1997 for (i) each person who holds more than a 5% interest in the Operating Partnership or the Company, (ii) Directors of the Company, (iii) the executive officers of the Company, and (iv) the Directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. (Addresses are provided only for 5% owners.)


                                                                                   Percent
                         Number of Units  Percent   Number of Shares   Percent     of All
        Name of           Beneficially     of All     Beneficially       of        Shares
   Beneficial Owner           Owned       Units(1)       Owned        Shares(2)  & Units(3)
-----------------------  ---------------  --------  ----------------  ---------  ----------

Charles S. Roberts(4)
8010 Roswell Road
Suite 120
Atlanta, Georgia  30350     715,873         9.5%       443,285          10.6%       15.4%

George W. Wray, Jr.(5)      178,316         2.4%       153,252           3.7%        4.4%

James M. Goodrich(6)        162,049         2.1%        81,419           1.9%        3.2%

Ben A. Spalding(7)           14,655           *          2,957             *           *

Dennis H. James                   -           -         12,096             *           *

Wm. Jarell Jones                  -           -          2,917             *           *

Charles R. Elliott                -           -          5,017             *           *

All Directors and
Executive Officers as
a Group:   (7
persons)(8)               1,070,893        14.2%       700,943          16.7%       23.5%

----------------------------------
*Less than 1%.


(1) Represents the number of Units held by the person as a percentage of the total number of Units outstanding (7,549,759 Units) assuming none of the Units is redeemed for Shares. Units are not presently redeemable, and the timing of when the Units will become redeemable is uncertain. Redemption of Units is subject to certain conditions. Among other restrictions, Units cannot be redeemed if the redemption would cause the holder to violate the limitations on ownership contained in the Company's Articles of Incorporation.

(2) Represents the number of Shares held by the person as a percentage of the total number of Shares outstanding (4,186,329 Shares) assuming none of the Units is redeemed for Shares.

(3) Assumes that all Units held by the person are redeemed for Shares. The total number of Shares outstanding used in calculating this percentage (7,549,759 Shares) assumes that all of the Units held by other persons (other than the 4,186,329 Units held by the Company, which are not redeemable) are redeemed for Shares.

(4) Includes: 686,373 Units and 440,841 Shares owned directly by Mr. Roberts; 2,444 Shares owned by Roberts Properties, Inc., all of the outstanding shares of which are owned by Mr. Roberts; and 29,500 Units owned by a trust for his minor daughter of which he is the sole trustee.

(5) Includes: 20,781 Units owned directly by Mr. Wray; 154,618 Units and 153,252 Shares owned by a partnership, over which Units and Shares Mr. Wray has voting and investment power as the managing partner of such partnership; and 2,917 Units owned jointly with his daughter, over which Units he shares voting and investment power. Does not include 8,497 Units and 15,678 Shares owned by his wife and 5,058 Shares owned by a trust of which his wife is a co-trustee, with respect to which Units and Shares Mr. Wray disclaims beneficial ownership.

(6) Includes: 14,787 Shares owned directly by Mr. Goodrich; 57,571 Units and 66,632 Shares owned jointly by Mr. Goodrich and Mrs. Penelope Goodrich, his wife; and 104,478 Units owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Mr. and Mrs. Goodrich and by certain trusts of which Mrs. Goodrich is trustee. Does not include 6,835 Units and 21,379 Shares owned by a trust for the benefit of one son of Mr. and Mrs. Goodrich and of which Mrs. Goodrich is trustee and 6,835 Units and 23,379 Shares owned by a trust for the benefit of another son of Mr. and Mrs. Goodrich and of which Mrs. Goodrich is trustee, with respect to which Units and Shares Mr. Goodrich disclaims beneficial ownership.

(7) Excludes 2,917 Units owned by Mr. Spalding's wife, and 24,401 Units and 7,564 Shares owned by partnerships of which Mr. Spalding's wife is the managing partner; Mr. Spalding disclaims beneficial ownership of all such Units and Shares.

(8) Includes 60,488 Units and 66,632 Shares as to which directors share voting and investment power with another family member; does not include an aggregate of 49,485 Units and 73,058 Shares beneficially owned by three directors' wives, as to which Units and Shares such directors disclaim beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 12 and replacing it with the following:

GENERAL

     The Company conducts its business through Roberts Properties Residential, L.P., owns a 55.4% interest in it, and is its sole general partner. Roberts Properties, Roberts Construction, Roberts Group, and, with reference to any period prior to April 1, 1997, Roberts Management are sometimes hereinafter collectively referred to as the "Roberts Companies." Mr. Roberts, the Chairman of the Board, Chief Executive Officer and President of the Company, founded the Company in July 1994. Mr. Roberts owns, directly or indirectly, substantially all of the outstanding equity interests of the Roberts Companies.

     The transactions and relationships summarized below are of not only the Company and the Operating Partnership but also of the following limited partnerships sponsored by Mr. Charles S. Roberts that were merged into the Company and the Operating Partnership as of October 1, 1994: Roberts Properties River Oaks, L.P. ("River Oaks, L.P."); Roberts Properties Rosewood Plantation, L.P. ("Rosewood Plantation, L.P."); Roberts Properties Preston Oaks, L.P. ("Preston Oaks, L.P."); and Roberts Properties Highland Park, L.P. ("Highland Park, L.P.") (the foregoing partnerships are sometimes collectively referred to hereinafter as the "Community Partnerships" and individually as a "Community Partnership"). Note 7 to the consolidated financial statements of the Company included in this report on Form 10-KSB provides further detail regarding certain of the transactions described in this section.


GUARANTEES BY MR. CHARLES S. ROBERTS

     Since January 1, 1992, Mr. Roberts has personally guaranteed mortgage loans secured by certain of the Company's multifamily residential communities (the "Communities," which are sometimes referred to herein by name). The aggregate outstanding principal face amount of new loan guarantees by Mr. Roberts was approximately $7,389,000 during 1992, $5,055,000 during 1993, $4,065,000 during 1994, $14,156,000 during 1995, and $171,000 in 1996. In the ordinary course of acquiring, developing, constructing and refinancing Communities, the loans personally guaranteed pursuant to these guarantees and other guarantees previously extended remained subject to further modification, extension, exculpation and repayment, with the result that the liability of Mr. Roberts under certain of these guarantees was modified, extended, or reduced; currently, no mortgage loans secured by any of the Communities are personally guaranteed by Mr. Roberts. As a result of a Community's meeting certain construction and leasing milestones, Mr. Roberts was released from a personal guarantee of $9,008,000 in 1994. The aggregate principal face amount of loans secured by the Communities and guaranteed by Mr. Roberts that were refinanced with nonrecourse loans (thereby eliminating the guarantees of such loans) was approximately $0 during 1992, $0 during 1993, $6,298,000 during 1994, $8,509,000 during 1995, and $8,049,000 during 1996. In May 1994 the Rosewood Plantation loan was refinanced, and Mr. Roberts was released from his personal guarantee of the construction loan. To obtain the lender's consent to the October 1994 consolidation, however, Mr. Roberts was required to personally guarantee such loan again in the approximate amount of $6,626,000 until the Preston Oaks and Highland Park Communities were completed and attained certain occupancy and lease-up levels. (Mr. Roberts was released from such guaranty in March 1996 after these requirements were met.)

PAYMENTS TO THE ROBERTS COMPANIES FOR SERVICES

     Overview. The Operating Partnership and the Community Partnerships have paid substantial fees to the Roberts Companies for various types of services, and the Operating Partnership will continue to do so in the future. These various arrangements are summarized below.

     Construction Contracts. From January 1, 1992 through December 31, 1996, the Community Partnerships and the Operating Partnership have paid and will be obligated to pay Roberts Construction the following amounts:


                                        Remaining Contractual
Total Contract Amount  Amount Incurred       Commitment
---------------------  ---------------  ---------------------

$52,643,000            $38,830,000            $13,813,000

In addition, certain of the Community Partnerships or the Operating Partnership have paid or will pay Roberts Construction for purchases made on their behalf and for additional features added or built on their Communities that are not part of the original construction contracts. These amounts aggregated $0 during 1992, $463,000 during 1993, $282,000 during 1994, $538,000 during 1995, and $2,250,000 during 1996. (Roberts Construction typically estimates that it will earn a profit of 5% of the construction contract amount on contracts with affiliates of Mr. Roberts.) Included in the remaining contractual commitment amount are the following fixed price construction contracts that have been or will be entered into between the Operating Partnership and Roberts Construction that relate to construction work in process orto be completed:


                                                       Fixed     Estimated Profit to   Percentage of
Construction Project                                   Price     Roberts Construction  Contract Price
--------------------                                 ----------  --------------------  --------------

Howell Ferry Community                               $8,829,000        $250,000             2.8%
Second Phase of Plantation Trace Community           $3,157,000        $158,000             5.0%
Second Phase of Crestmark Community                  $3,795,000        $110,000             2.9%

     Development Fees. The Community Partnerships and the Operating Partnership have paid the Roberts Companies for various services. These fees include organization, loan acquisition and financial advisory fees; market study and business plan fees; design and development fees; construction administration fees; partnership administration fees; property management systems fees; and finish selection and interior design fees. These fees totaled $360,000 in 1992, $1,110,000 in 1993, $1,530,000 in 1994, $0 in 1995, and $430,000 in
1996. The Operating Partnership will pay Roberts Properties: (a) $735,000 in fees for design, development, finish selection, interior design, and construction administration services in connection with the development and construction of Howell Ferry; and (b) $255,000 in fees for design and development services in connection with the development and construction of the second phase of Plantation Trace.

     Property Management Fees. Prior to its acquisition by the Operating Partnership in April 1997 as described below, Roberts Management provided management services to the Community Partnerships and to the Operating Partnership. Prior to the October 1994 consolidation, Roberts Management typically charged a fee of 6% of gross income, plus annual incentive management fees equal to 15% of the amount by which net operating income exceeded forecasted amounts (provided that Highland Park, L.P.was not required to pay an incentive management fee). Upon the October 1994 consolidation and upon each of the other mergers of limited partnerships into the Operating Partnership, the management contracts were amended (a) to provide for a fee of 5% of gross income, (b) to eliminate the incentive management fees (if applicable), and (c) to provide for a five-year term from the date of the applicable merger. Total management fees paid to Roberts Management by the Community Partnerships and the Operating Partnership were $29,000 during 1992, $130,000 during 1993, $202,000 during 1994, $347,000 during 1995, and $760,000 during 1996. Shortly after the merger of The Crestmark Club, L.P. ("Crestmark, L.P.") into the Operating Partnership in June 1996, the Operating Partnership paid $28,000 to an affiliate of Mr. Roberts in reimbursement of management-related costs previously incurred by Crestmark, L.P.

     Consulting Fees. Various Roberts Companies entered into contracts with the Community Partnerships (and certain other limited partnerships that have been merged into the Operating Partnership) to provide consulting services in the event of a sale of the applicable Community. As amended, these consulting contracts cover the following properties: River Oaks, Highland Park, Ivey Brook (formerly known as Holcomb Bridge), Windsong, Crestmark, Rosewood Plantation, Preston Oaks, Bentley Place, Plantation Trace, and the Shoppes of Plantation. The fee for such services is specified as 5% of the gross sales proceeds of the property sold (except 6% in the case of Plantation Trace and the Shoppes of Plantation and 3% in the case of Bentley Place and Windsong). In the October 1994 consolidation and upon each of the mergers with the other limited partnerships, the Operating Partnership assumed such contracts, which in each instance were amended to provide that a payment would be triggered upon a "change in control" of the Company or the Operating Partnership, which is defined as (i) any transaction, whether by merger, consolidation, asset sale or otherwise which results in the acquisition of beneficial ownership by any person or group of 50% or more of the outstanding Shares or of the outstanding Units in the Operating Partnership, (ii) sale of all or substantially all of the assets of the Company or the Operating Partnership, or (iii) the liquidation of the Company or the Operating Partnership. Notwithstanding the foregoing, a "change in control" will not be deemed to have occurred in the event of the sale of the Operating Partnership's assets to the Company or the merger of the Operating Partnership into the Company if no change in control of the Company occurs as a result. Upon the payment of a fee in the event of a change in control, the contracts will be terminated.

     Any right to be paid such a consulting fee upon the October 1994 consolidation or upon any of the subsequent mergers was waived, and to date, neither the Community Partnerships nor the Operating Partnership has paid such a consulting fee to any of the Roberts Companies, although the Roberts Companies will continue to be entitled to receive such a fee upon the sale of any of the referenced Communities in the future.

     Acquisition and Other Consulting Fees. In 1995 the Operating Partnership paid fees and reimbursed costs totaling $253,000 to Roberts Properties in connection with: (i) construction and leasing administration services at The Shoppes of River Oaks ($50,000); (ii) the sale of The Shoppes of Crestmark ($28,000); (iii) the acquisition of Autumn Ridge ($125,000); and (iv) the merger of Roberts Properties-St. Simons, Ltd. ("St. Simons, Ltd.," which owned the Windsong Community) into the Operating Partnership ($50,000). In 1996 the Operating Partnership paid fees and reimbured costs to Roberts Properties in the total amount of $226,000 in connection with: (i) the transfer of the Crestmark loan ($15,000); (ii) additional construction and leasing administration services at The Shoppes of River Oaks ($10,000); (iii) the acquisition of additional property adjacent to Preston Oaks ($21,000); and (iv) miscellaneous other tasks ($80,000). In 1996 the Operating Partnership also reimbursed Roberts Properties for payroll and other expenses of Roberts Properties in connection with two consent solicitations as follows: $50,000 paid upon the closing of the Bentley Place, L.P. merger in March 1996, and $50,000 paid upon the closing of the Crestmark, L.P. merger in June 1996. In 1994 the Operating Partnership paid no fees and reimbursed no costs to Roberts Properties of the types described in this paragraph, although the Community Partnerships paid the Roberts Companies $30,000 in 1994 for services in connection with the refinancing of loans by the Community Partnerships.

ACQUISITIONS OF SHARES AND UNITS BY MR. CHARLES S. ROBERTS

     The following table describes how Mr. Roberts acquired the total of 443,285 Shares and 715,873 Units he presently owns:

                        Type of Transaction                           Number of Shares  Number of Units
--------------------------------------------------------------------  ----------------  ---------------

Initial Capitalization of Company and Operating Partnership as of
 July 1994, for $3.04 per Share/Unit in cash........................          163,061            1,645
Shares/Units in the October 1994 consolidation in lieu of
 out-of-state residents, for $8.50 per  Share/Unit in cash..........           27,616           26,825
Shares in the October 1994 consolidation in consideration
 for his limited partner interests in Highland Park, L.P. acquired
 in a private nonissuer transaction (valued at $8.50 per Share).....            3,988                -
Units in the October 1994 consolidation in consideration for his general partner interests in River Oaks, L.P. and Rosewood
 Plantation, L.P. (valued at $8.50 per Unit)........................                -           50,607
Shares in the March 1995 Robert Properties Holcomb Bridge, L.P.
merger in consideration for his general partner
interest
(valued at $8.50 per Share).........................................           71,310                -
Shares in the March 1995 merger in consideration for his limited
 partner interests (valued at $8.50 per Share)......................            1,206                -
Units in the May 1995 Robert Properties Plantation Trace, L.P.
 merger in lieu of out-of-state residents,
 for $9.00 per Unit in cash.........................................                -           48,296
Units in the May 1995 merger for his general partner interest
 (valued at $9.00 per Unit).........................................                -           43,548
Units in the May 1995 merger in exchange for his limited partner interest acquired in a private nonissuertransaction
 (valued at $9.00 per Unit).........................................                -            2,917
Shares received in exchange for Units in June 1995..................           78,038          (78,038)
Shares acquired by Roberts Properties in the June 1995 offering of
Shares for $8.28 per Share in cash..................................            2,625                -
Units in the September 1995 St. Simons, Ltd. merger in lieu
 of out-of-state residents, for $9.25 per Unit in cash..............                -           29,086
Units in the September 1995 merger for his general partner
 interest in the general partner of (valued
 at $9.25 per Unit).................................................                -           23,914
Shares received in exchange for Units in December 1995..............           29,086          (29,086)
Shares in the March 1996 Poberts Properties Bentley Place, L.P.
 merger in lieu of out-of-state residents,
 for $9.50 per Share in cash........................................           23,659                -
Shares in the March 1996 merger for his general partner interest               17,465                -
Shares in a private nonissuer transaction in June 1996..............              125                -
Units in the June 1996 merger in lieu of out-of-state residents,
 for $9.25 per Unit in cash.........................................                -           15,667
Units in the June 1996 merger in exchange for his limited partner interest in Crestmark, L.P. acquired in a private nonissuer
 transaction (valued at $9.75 per Unit).............................                -            2,405
Units in the June 1996 merger for his general partner interest                      -           44,509
Units in three private nonissuer transactions in June 1996..........                -            7,215
Shares received in exchange for Units in June 1996..................           25,287          (25,287)
Shares transferred to an employee of Roberts Management as a bonus..             (181)               -
Units received in the April 1997 merger for his member interest in
 Roberts Management.................................................                -          551,650
                                                                      ---------------   --------------
  TOTAL                                                                       443,285          715,873
                                                                      ===============   ==============

     Mr. Roberts acquired his general partner interests in the Community Partnerships (and in the other limited partnerships that have been merged into the Operating Partnership) for a nominal amount in each case. The values in the consolidation or merger transactions referenced above were determined by Mr. Roberts based upon his evaluation of the equity in each limited partnership in light of its debt and his opinion regarding the value of its assets. (For an explanation of the values used in the Roberts Management merger, see "April 1997 Merger of Roberts Properties Management, L.L.C. into the Operating Partnership" below.)In each instance other than the 1994 consolidation, the Company's Board of Directors approved the valuation proposed by Mr. Roberts, who abstained from voting as a director on each merger. A number of the acquisitions of Shares or Units by Mr. Roberts in connection with mergers of various partnerships into the Operating Partnership involved his payment of cash into escrow pursuant to the terms of the applicable merger agreement to provide the funds needed to allocate cash, rather than Shares or Units, to limited partners in the partnership who were not residents of Georgia when the merger occurred. The cash paid by Mr. Roberts equaled the applicable value per Share or Unit used in the merger (except for the Crestmark, L.P. merger, when a $.50 per Unit discount was applied), and Mr. Roberts was allocated the Shares or Units, as applicable, that would have been distributed to the out-of-state residents had they resided in Georgia. This feature of each merger agreement was necessitated by the reliance by the Company and the Operating Partnership upon the "intrastate" exemption from securities registration provided under
Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated by the Securities and Exchange Commission regarding intrastate offerings. For an offering to be exempt as an intrastate offering, securities may not be sold to persons who do not reside in the state in which the offering is being conducted.

ACQUISITIONS OF SHARES AND UNITS BY OTHER DIRECTORS, OFFICER AND SIGNIFICANT SECURITY HOLDERS

     The following table summarizes the acquisitions of beneficial ownership of Shares and Units from the Company and the Operating Partnership by directors other than Mr. Roberts and by Mr. Charles R. Elliott, the other officer of the Company, since January 1, 1995. Each such person acquired his or her Shares and/or Units in connection with (a) the January 1995 acquisition of The Shoppes of Crestmark by the Operating Partnership, (b) the March 1995 Holcomb Bridge merger, (c) the May 1995 Plantation Trace merger, (d) the Company's offering of Shares for $9.00 per Share in cash that was completed in August 1995, (e) the September 1995 Windsong merger, (f) the March 1996 Bentley Place merger, (g) the Company's offering of Shares for $9.50 per Share in cash that was completed in May 1996 (the "Cash Offering"), (h) the June 1996 Crestmark merger, and/or
(i) as noted in the footnotes. Except for acquisitions of limited partnership interests in private nonissuer transactions as noted below, each director paid the same price for his limited partnership interests as all other holders of limited partner interests in the applicable partnerships, and accordingly each person received Shares and/or Units in the mergers on the same basis as any other holder in such partnerships.



                      (a) Acquisition of  (b) March 1995  (c) May 1995                 (e) Sept. 1995  (f) March 1996
                         The Shoppes         Holcomb       Plantation   (d) 1995 Cash     Windsong        Bentley      (g) Cash
                       of Crestmark(2)    Bridge Merger   Trace Merger    Offering         Merger       Place Merger   Offering
                      ------------------  --------------  ------------  -------------  --------------  --------------  ---------
   Individual(1)            Units             Shares         Units         Shares          Units           Shares       Shares
   -------------      ------------------  --------------  ------------  -------------  --------------  --------------  ---------

George W. Wray, Jr.*                          33,768      26,251           18,925(3)      44,750(4)       2,957(4)     60,300(3)
James M. Goodrich*         104,478            11,457       8,750           12,800          8,950         17,744(5)         -
Wm. Jarell Jones*             -                 -          2,917(4)(6)        -              -               -             -
Charles R. Elliott            -                 -          2,917(4)(6)        -              -               -          2,100(3)
Ben A. Spalding*              -                 -              -              -           12,231(7)       2,957(4)         -
Dennis H. James*(9)           -                 -              -              -              -            2,957(4)         -


                                     (h) June 1996
                                       Crestmark
                                        Merger
                                     -------------
   Individual(1)                         Units
--------------------                 -------------

George W. Wray, Jr.*                   16,835
James M. Goodrich*                     26,432(8)
Wm. Jarell Jones*                          -
Charles R. Elliott                         -
Ben A. Spalding*                           -
Dennis H. James*(9)                        -

*Denotes individuals who are directors.

(1) For a description of the beneficial ownership of each person listed, see "Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management" above.

(2) On January 31, 1995, the Operating Partnership acquired The Shoppes of Crestmark, a 7,078 square foot retail center with service and retail tenants on Thornton Road in Douglas County, Georgia. The seller was Goodrich Enterprises, Inc., all of the stock of which was owned by Mr. James M. Goodrich, a director of the Company; the stock of Goodrich Enterprises, Inc. is currently owned by Mr. Goodrich; Penelope Goodrich, his wife; and certain trusts of which Mrs. Goodrich is trustee. The sales price was $888,063, paid in the form of 104,478 Units in the Operating Partnership (valued at $8.50 per Unit by negotiation between the Company and Mr. Goodrich). Goodrich Enterprises, Inc. acquired the land on May 28, 1993 and completed construction of the retail center in February 1994 with a total cost of approximately $777,000. The retail center was subsequently sold for $940,000 on December 8, 1995.

(3) As a registered associate of Spalding & Company, Mr. Wray purchased Shares net of the $.72 per Share and $.665 per Share broker-dealer commissions as permitted under the terms of the 1995 offering of Shares at $9.00 per Share and the Cash Offering, respectively. Mr. Elliott, as an employee of Roberts Properties, similarly purchased Shares in the Cash Offering net of the $.665 per Share brokerage commission. Mr.Wray also acquired 1,400 Shares and 1,650 Units in private nonissuer transactions in August and September 1996, respectively.

(4) Each individual acquired his limited partnership interest(s) in the applicable partnerships in a private nonissuer transaction.

(5) Mr. Goodrich acquired two and one half limited partnership interests in Roberts Properties Bentley Place, L.P.'s original offering and in December 1995 acquired, jointly with his spouse, an additional one half limited partnership interest in a private nonissuer transaction.

(6) In December 1995 and April 1996, respectively, each of Mr. Jones and Mr. Elliott exchanged his Units for an equal number of Shares.

(7) Mr. Spalding was a limited partner in the general partner of St. Simons, Ltd. In accordance with the agreement and plan of merger for the merger of St. Simons, Ltd. into the Operating Partnership, Mr. Spalding (a) received 5,519 Units for his limited partnership interest in the general partner of St. Simons, Ltd. (for which he paid only a nominal amount) and (b) purchased 6,712 Units in lieu of the purchase of such Units by out-of-state limited partners of St. Simons, Ltd., for which Units he paid cash in the amount of $9.25 per Unit, the value used in the merger.

(8) Mr. and Mrs. Goodrich received 4,810 Units for the two limited partnership interests they jointly held in Crestmark, L.P., for which interests they paid the same amount per interest as all other limited partners in The Crestmark Club, L.P. In addition, Mr. and Mrs. Goodrich acquired an additional 21,622 Units by paying $200,004 in cash ($9.25 per Unit). Such cash was allocated to out-of-state limited partners in the merger, and Mr. and Mrs. Goodrich exchanged the 21,622 Units for an equal number of Shares on June 28, 1996.

(9) In July 1996 Mr. James exchanged 2,917 Units for an equal number of
Shares.

LAND SALES

     Roberts Properties, Inc., which is wholly-owned by Mr. Roberts, acquired and then subsequently sold to several of the Community Partnerships the property on which the respective Community has been or is to be developed.
Such transactions are summarized in the table below. In each case the purchase price was determined by Mr. Roberts and disclosed in the prospectus used in connection with the syndication of each Community Partnership. (For information regarding land sales from Roberts Properties to the Operating Partnership, see the table on the following page.)


               Profit of Roberts Properties, Inc. on Land Sales
                        to the Community Partnerships


                                Date of         Purchase        Date of           Purchase
                               Purchase by    Price Paid by    Acquisition by   Price Paid by
      Community                 Roberts         Roberts         Community        Community       Land
     Partnership              Properties      Properties       Partnership      Partnership     Profit
----------------------  --------------------  -------------   --------------  -------------   -----------

Rosewood Plantation,
 L.P.                          8/18/92         $  708,000       1/05/93        $1,140,000       $432,000


Preston Oaks, L.P. (1)         4/16/93         $1,617,500       7/21/93        $1,617,500(2)    $      0(1)

Highland Park, L.P.           10/08/93         $1,000,000       5/09/94        $1,538,416       $538,416
                                               ----------                      ----------
 Totals                                        $3,325,500                      $4,295,916       $970,416
                                               ==========                      ==========       ========

------------------------
(1) Preston Oaks, L.P. paid Roberts Properties an additional amount of $62,100 in reimbursement of carrying costs of the property until closing, the costs of securing a lease on a small adjoining tract subsequently acquired by Preston Oaks, L.P., and rental payments under such lease through the closing date, all as described in such partnership's prospectus. In addition, on June 16, 1994 Preston Oaks, L.P. acquired the small adjoining tract of land that it was leasing for $240,000 from an unrelated third party. The total purchase price for the entire tract of land was $1,919,600.

     In addition to the foregoing transactions between Roberts Properties and the Community Partnerships, Roberts Properties has sold two parcels directly to the Operating Partnership as summarized below. In each instance, the purchase price was proposed by Mr. Roberts to the Company's Board of Directors, who approved each transaction with Mr. Roberts abstaining from voting as a director.

               Profit of Roberts Properties, Inc. on Land Sales
                         to the Operating Partnership



   Date of           Purchase        Date of        Purchase
Purchase by       Price Paid by  Acquisition by  Price Paid by
  Roberts             Roberts       Operating       Operating      Land
Properties          Properties     Partnership     Partnership   Profit
--------------  -------------  --------------    -------------   ------

  2/16/93(1)         $121,500      7/21/95(1)       $445,485     $306,595(1)

  8/15/94(2)         $275,000     12/14/94          $296,693     $      0(2)
                     --------                       --------     --------

  Totals             $396,500                       $742,178     $306,595
                     ========                       ========     ========

------------------

(1) The Operating Partnership acquired this 12.33 acre parcel for the development of the second phase of Plantation Trace. The land profit reflects a reduction in the amount of the $17,390 spent by Roberts Properties on acquisition costs of the property that were not reimbursed by the Operating Partnership.

(2) The Operating Partnership acquired this .86 acre parcel located in front of River Oaks for the construction of The Shoppes of River Oaks. Included in the purchase price paid by the Operating Partnership was $21,693 in reimbursement of Roberts Properties' carrying and other development costs in connection with such property; therefore, Roberts Properties earned no profit on the sale.

COMPENSATION TO SHOPTAW-JAMES, INC.

     Dennis H. James, a Director of the Company, is President and a Director of Shoptaw-James, Inc., a commercial mortgage banking firm that has originated loans for the Company and its Predecessors. Specifically, Shoptaw-James, Inc. received the following fees in the months noted: $87,110 for the refinancing of Preston Oaks (September 1995); $46,780 for the refinancing of Highland Park (January 1996); $37,500 for the loan secured by Autumn Ridge (March 1996); $30,750 for the loan secured by Bentley Place (August 1996); $69,375 for the refinancing of River Oaks (October 1996); and $48,150 for the loan secured by Ivey Brook (January 1997).

COMPENSATION TO SPALDING & COMPANY

     Ben A. Spalding, one of the Company's directors, owns all of the outstanding stock of Spalding & Company, an NASD member broker-dealer that has participated as the distributor or solicitation agent in numerous offerings by affiliates of Mr. Roberts, including the Company and the Operating Partnership. The Operating Partnership has paid the following compensation to Spalding & Company since January 1, 1995:


                                        Amount of
                                       Compensation          Date of Closing of
    Offering/Solicitation         to Spalding & Company    Offering/Solicitation
------------------------------  -------------------------  ---------------------

Solicitation for March 1995
 Holcomb Bridge merger                $   44,000                  3/24/95
Solicitation for May 1995
 Plantation Trace merger              $   40,000                  5/16/95
1995 cash offering of
 Shares                               $  491,760                  8/25/95
Solicitation for September
 1995 Windsong merger                 $   20,000                  9/27/95
                                      ----------
      Subtotal for 1995               $  595,760
                                      -----------
Solicitation for March 1996
 Bentley Place merger                 $   25,000                  3/21/96
1995-1996 cash offering of
 Shares                               $  411,870            3/29/96 and 5/7/96
Solicitation for June 1996
 Crestmark merger                     $   50,000                  6/26/96
                                      ----------
      Subtotal for 1996               $  486,870
                                      ----------
         Total                        $1,082,630
                                      ===========

OCTOBER 1994 CONSOLIDATION

     On October 13, 1994, effective October 1, 1994, River Oaks, L.P., Rosewood Plantation, L.P., Preston Oaks, L.P., and Highland Park, L.P. were merged into the Operating Partnership. River Oaks, L.P. had constructed River Oaks at a cost of $11,594,000. The River Oaks, L.P. partners were allocated a total of 638,596 Units valued at $8.50 per Unit, or $5,428,068 in the aggregate, in the merger. Rosewood Plantation, L.P. had constructed Rosewood Plantation for $8,448,000. The partners in Rosewood Plantation, L.P. were allocated a total of 396,957 Units valued at $8.50 per Unit, or $3,374,137 in the aggregate, in the merger. Preston Oaks, L.P. had raised a total of $3,924,000 in equity, acquired land for the construction of Preston Oaks as described above in "Land Sales," and obtained development plans. The Preston Oaks, L.P. limited partners were allocated a total of 535,176 Shares valued at $8.50 per Share, or $4,549,000 in the aggregate, in the merger. Highland Park, L.P. had raised a total of $4,080,000 in equity, acquired land for the development of Highland Park as described above in "Land Sales," and obtained development plans. The Highland Park, L.P. limited partners were allocated a total of 508,471 Shares valued at $8.50 per Share, or $4,322,000 in the aggregate, in the merger.

     The mergers received the consent of at least 92% in interest of the limited partners in each of the four partnerships. Mr. Roberts received 50,607 Units in consideration of his general partner interests in River Oaks, L.P. and Rosewood Plantation, L.P. but received no Shares in consideration of his general partner interests in Preston Oaks, L.P. and Highland Park, L.P.
Certain other persons received Shares or Units as described in "Acquisitions of Shares and Units by Other Directors, Officer and Significant Security Holders." The values in the mergers described above were determined by Mr. Roberts based upon his evaluation of the equity of each limited partnership in light of its debt (if any) and Mr. Roberts' opinion of the value of its assets.

MARCH 1995 MERGER OF ROBERTS PROPERTIES HOLCOMB BRIDGE, L.P. INTO THE OPERATING PARTNERSHIP

     On March 24, 1995, Holcomb Bridge, L.P. was merged into the Operating Partnership in exchange for 609,873 Shares valued at $8.50 per Share ($5,183,921 in the aggregate). Holcomb Bridge, L.P. had raised a total of $4,400,000 in equity, purchased land for the development of Holcomb Bridge, and obtained development plans. The value was determined by Mr. Roberts based upon his evaluation of the equity of Holcomb Bridge, L.P. in light of his opinion regarding the value of its assets. The Company's Board of Directors approved the valuation proposed by Mr. Roberts, who abstained from voting as a director on the merger. The transaction received the consent of 98% of the limited partners of Holcomb Bridge, L.P. Mr. Roberts received 71,310 Shares for his general partner interest in Holcomb Bridge, L.P., and certain other persons received Shares as described in "Acquisitions of Shares and Units by Other Directors, Officer and Significant Security Holders."

MAY 1995 MERGER OF ROBERTS PROPERTIES PLANTATION TRACE, L.P. INTO THE OPERATING PARTNERSHIP

     On May 16, 1995, Roberts Properties Plantation Trace, L.P. ("Plantation Trace, L.P.") was merged into the Operating Partnership in exchange for 597,741 Units of the Operating Partnership valued at $9.00 per Unit ($5,379,669 in the aggregate). The value used in the merger was determined by Mr. Roberts based upon his evaluation of the equity of Plantation Trace, L.P. in light of its debt and his opinion regarding the value of its assets. The Company's Board of Directors approved the valuation proposed by Mr. Roberts, who abstained from voting as a director on the merger. The transaction received the consent of 96% of the limited partners of Plantation Trace, L.P. Mr. Roberts received 43,548 Units for his general partner interest in Plantation Trace, L.P., and certain other persons received Units as described in "Acquisitions of Shares and Units by Other Directors, Officer and Significant Security Holders."

SEPTEMBER 1995 MERGER OF ROBERTS PROPERTIES-ST. SIMONS, LTD. INTO THE OPERATING PARTNERSHIP

     On September 27, 1995, St. Simons, Ltd. was merged into the Operating Partnership in exchange for 476,931 Units valued at $9.25 per Unit ($4,411,612 in the aggregate). The value used in the merger was determined by Mr. Roberts based upon his evaluation of the equity of St. Simons, Ltd. in light of its debt and his opinion regarding the value of its assets. The Company's Board of Directors approved the valuation proposed by Mr. Roberts, who abstained from voting as a director on the merger. The transaction received the consent of 98% of the limited partners of St. Simons, Ltd. Mr. Roberts received 23,914 Units for his general partner interest in the general partner of St. Simons, Ltd., and certain other persons received Units as described in "Acquisitions of Shares and Units by Other Directors, Officer and Significant Security Holders."

MARCH 1996 MERGER OF ROBERTS PROPERTIES BENTLEY PLACE, L.P. INTO THE OPERATING PARTNERSHIP

     On March 21, 1996, Roberts Properties Bentley Place, L.P. ("Bentley Place, L.P.") was merged into the Operating Partnership in exchange for 744,940 Shares valued at $9.50 per Share or $7,076,930 in the aggregate. The value used in the merger was determined by Mr. Roberts based upon his evaluation of the equity of Bentley Place, L.P. in light of its obligations and his opinion regarding the value of its assets. The Company's Board of Directors approved the valuation proposed by Mr. Roberts, who abstained from voting as a director on the merger. The transaction received the consent of 87% of the limited partners of Bentley Place, L.P. Mr. Roberts received 17,465 Shares for his general partner interest in Bentley Place, L.P., and certain other persons received Shares as described in "Acquisitions of Shares and Units by Other Directors, Officer and Significant Security Holders."

JUNE 1996 MERGER OF THE CRESTMARK CLUB, L.P. INTO THE OPERATING PARTNERSHIP

     On June 26, 1996, Crestmark, L.P. was merged into the Operating Partnership in exchange for 746,715 Units valued at $9.75 per Unit or $7,280,471 in the aggregate. The Operating Partnership thereby acquired the 248-unit Crestmark Community and 8.8 acres of adjacent undeveloped property on which the Company intends to build an 86-unit second phase of Crestmark. The
8.8 acre tract of undeveloped land adjacent to Crestmark was encumbered by a second priority secured loan owed to Mr. Roberts in the amount of $1,410,092. Crestmark, L.P. also owed $121,423 to Roberts Construction for change orders from the original construction of Crestmark and $28,077 to another affiliate of Mr. Roberts for reimbursement of certain costs. The Operating Partnership assumed these obligations in the merger and repaid them upon the closing of the merger.

     Mr. Roberts received 44,509 Units for his general partner interest in Crestmark, L.P., for which he paid only a nominal amount, and he received another 15,667 Units for which he paid $144,920 in cash ($9.25 per Unit); such cash was allocated to out-of-state limited partners in the merger. Mr. Roberts also received 2,405 Units in the merger for a limited partnership interest he acquired in a private nonissuer transaction. Certain other persons received Units as described in "Acquisitions of Shares and Units by Other Directors, Officer and Significant Security Holders."

APRIL 1997 MERGER OF ROBERTS PROPERTIES MANAGEMENT, L.L.C. INTO THE OPERATING PARTNERSHIP

     On April 1, 1997, the Company acquired Roberts Management, the property management company that has managed the Company's multifamily apartment communities since the Company's inception. The Company presently owns 11 multifamily apartment communities containing a total of 2,194 apartment homes, 317 of which are under construction or development. The Company's independent Directors (Messrs. Goodrich, Wray, Jones and James) determined that it was in the best long-term interests of the Company to manage its own communities. Because Roberts Management had provided high quality property management services to the Company, the independent Directors negotiated with Mr. Roberts to purchase Roberts Management. The Company will now internally manage its properties using Roberts Management's property management expertise and systems, and the 45 property management personnel formerly employed by Roberts Management. The Company will no longer have to pay 5% of gross property revenues to Roberts Management for property management services.

        The Operating Partnership issued a total of 590,000 Units valued at $10.00 per Unit or $5,900,000 to purchase Roberts Management. The purchase price was negotiated between Mr. Roberts (for Roberts Management) and the Company's independent Directors. The independent Directors took into account, among other factors:

        - the cash flow savings to the Company of approximately $140,000 per year, which will increase over time as more Communities are added to the Company's portfolio;

        -  a valuation of Roberts Management by an independent valuation firm;

        - the high quality of management services historically provided by Roberts Management;

        - the value of continuity in those services; and

        - advice from investment banking firms that the Company should become internally managed before the Common Stock is listed on an exchange.

        The $10.00 per Unit value, which is the highest price paid to date for the Company's securities, was determined by the independent Directors. The independent Directors considered the following factors, among others:

        - their belief that the Company's liquidation value was equal to $10.34 per Unit;

        - the Company's historical practice of issuing securities at a discount to current liquidation value; and

        - the Company's historical practice of issuing securities at increasingly higher prices as the liquidation value has increased.

        The acquisition was structured as a merger of Roberts Management into the Operating Partnership, the limited partnership through which the Company owns its properties and conducts its business. (The Company now owns a 55.4% interest in the Operating Partnership and is its sole general partner.) Of the 590,000 Units issued in the merger, Mr. Roberts received 551,650 Units, and twelve other employees of Roberts Management received 38,350 Units that are subject to certain repurchase options held by Mr. Roberts which are exercisable upon the holder's cessation of employment by the Operating Partnership (which has subordinate repurchase options that are exercisable if Mr. Roberts fails to exercise his option in any instance). The number of Units subject to such options gradually declines to zero over a seven year period from the date each holder acquired his or her member interest in Roberts Management, No cash or consideration other than Units was paid in connection with the merger.

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


ROBERTS REALTY INVESTORS, INC.


By: /s/  Charles R. Elliott
   -----------------------------------------------------
   Charles R. Elliott, Secretary, Treasurer, and Chief
   Financial Officer (Principal Financial Officer and
   Principal Accounting Officer)

Date:  April 30, 1997