Form 10QSB
period 1997-03-31
ROBERTS REALTY INVESTORS INC
filed 1997-05-15
CIK 1011109

                   U.S. Securities and Exchange Commission

                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997


[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ____________

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

                                (770) 394-6000
                          Issuer's telephone number

         ------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---  --

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___
No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 4,186,329 shares

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                              ---      ---

                       PART I -  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                               MARCH 31,   DECEMBER 31,
                                                                                  1997         1996
                                                                               ---------    ---------
ASSETS

REAL ESTATE ASSETS - At cost: (Note 3)
   Land                                                                        $  21,807    $  19,937
   Buildings and improvements                                                     85,464       80,441
   Furniture, fixtures, and equipment                                             11,187       10,429
                                                                               ---------    ---------
                                                                                 118,458      110,807
   Less accumulated depreciation                                                 (10,329)      (8,915)
                                                                               ---------    ---------

      Operating real estate assets                                               108,129      101,892

Construction-in-progress and real estate under development                         4,991       10,230
                                                                               ---------    ---------

      Net real estate assets                                                     113,120      112,122

CASH AND CASH EQUIVALENTS                                                          5,952        3,162

RESTRICTED CASH                                                                      622          532

DEFERRED FINANCING COSTS - Net of accumulated amortization of
   $138 and $111 at March 31, 1997 and December 31, 1996, respectively               782          658

OTHER ASSETS - Net                                                                   285          341
                                                                               ---------    ---------

                                                                               $ 120,761    $ 116,815
                                                                               =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Mortgage notes payable                                                      $  69,545    $  63,342
   Accounts payable and accrued expenses                                           1,442        1,053
   Dividends and distributions payable                                               870          870
   Due to affiliates (including retainage payable of $155 and $316 at
      March 31, 1997 and December 31, 1996, respectively)                          1,076        2,540
   Security deposits and prepaid rents                                               473          462
                                                                               ---------    ---------

      Total liabilities                                                           73,406       68,267

COMMITMENTS AND CONTINGENCIES  (Note 5)

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP  (Note 4)                                         18,847       19,322
                                                                               ---------    ---------

SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
   Common shares, $.01 par value, 100,000,000 shares authorized, 4,186,329 shares issued and outstanding at March 31, 1997
      and December 31, 1996,  respectively                                            42           42
   Additional paid-in capital                                                     29,379       29,902
   Accumulated deficit                                                              (913)        (718)
                                                                               ---------    ---------

      Total shareholders' equity                                                  28,508       29,226
                                                                               ---------    ---------

                                                                               $ 120,761    $ 116,815
                                                                               =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------

                                                                        1997           1996
                                                                    -----------    -----------
OPERATING REVENUES:
   Rental operations                                                $     4,094    $     3,089
   Other operating income                                                   157             99
                                                                    -----------    -----------

      Total operating revenues                                            4,251          3,188
                                                                    -----------    -----------

OPERATING EXPENSES:
   Personnel                                                                439            281
   Utilities                                                                275            194
   Repairs, maintenance, and landscaping                                    277            191
   Real estate taxes                                                        365            300
   Management fees to related party                                         211            159
   Marketing, insurance, and other                                          244            147
   General and administrative expenses                                      248            147
   Depreciation of real estate assets                                     1,414            996
                                                                    -----------    -----------

      Total operating expenses                                            3,473          2,415
                                                                    -----------    -----------

INCOME FROM OPERATIONS                                                      778            773
                                                                    -----------    -----------

OTHER INCOME (EXPENSES):
   Interest income                                                           74             29
   Interest expense                                                      (1,141)          (833)
   Amortization of deferred financing costs                                 (27)           (36)
   Other amortization expense                                                (8)           (33)
                                                                    -----------    -----------

      Total other income (expenses)                                      (1,102)          (873)
                                                                    -----------    -----------

(LOSS) BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEM                                                  (324)          (100)

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                             129             43
                                                                    -----------    -----------

(LOSS) BEFORE EXTRAORDINARY ITEM                                           (195)           (57)

EXTRAORDINARY ITEM - Early extinguishment of debt, net of
    minority interest of unitholders in the Operating Partnership             0            (93)
                                                                    -----------    -----------

NET (LOSS)                                                          $      (195)   $      (150)
                                                                    ===========    ===========

PER SHARE DATA:

  (Loss) before extraordinary item                                  $     (0.05)   $     (0.02)
                                                                    ===========    ===========

  Net (loss)                                                        $     (0.05)   $     (0.05)
                                                                    ===========    ===========

  Dividends declared (rounded)                                      $     0.125    $     0.119
                                                                    ===========    ===========

  Weighted average common shares                                      4,186,329      2,781,055
                                                                    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------

                                                                       1997       1996
                                                                     -------    --------
OPERATING ACTIVITIES:
   Net (loss)                                                        $  (195)   $   (150)
   Adjustments to reconcile net (loss) to net cash provided
     by operating activities:
     Minority interest of unitholders in the Operating Partnership      (129)        (43)
     Depreciation and amortization                                     1,436       1,051
     Extraordinary item                                                               93
Change in assets and liabilities net of amounts acquired:
     (Increase) in restricted cash                                       (90)        (66)
     Decrease (increase) in other assets                                  48         (73)
     Increase in accounts payable and
       accrued expenses relating to operations                           383         455
     (Decrease) in due to affiliates relating to operations             (282)       (382)
     Increase (Decrease) in security deposits and prepaid rent            11          (6)
                                                                     -------    --------

        Net cash provided by operating activities                      1,182         879
                                                                     -------    --------

INVESTING ACTIVITIES:
   Acquisition and construction of real estate assets                 (2,836)     (2,647)
   Purchase of furniture, fixtures and equipment                        (752)
   Cash acquired in mergers                                                          165
                                                                     -------    --------

        Net cash used in investing activities                         (3,588)     (2,482)
                                                                     -------    --------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                6,420      13,178
   Principal reductions on mortgage notes payable                       (203)     (7,665)
   Payment of loan costs                                                (151)        (84)
   Proceeds from issuance of shares                                                4,208
   Payment of share and unit issuance costs                                         (330)
   Payment of dividends and distributions                               (870)
                                                                     -------    --------

        Net cash provided by financing activities                      5,196       9,307
                                                                     -------    --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    2,790       7,704

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,162       1,404
                                                                     -------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 5,952    $  9,108
                                                                     =======    ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest, net of capitalized interest               $ 1,230    $    175
                                                                     -------    --------


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION OF THE COMPANY

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


2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information in conformity with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto included in the Company's SEC filing on Form 10-KSB for the fiscal year ended December 31, 1996.


3.       MORTGAGE NOTES PAYABLE

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

         In March 1997, the Company received a commitment to provide financing in the amount of $4,000,000 secured by the second phase of the Crestmark Community. The second phase of Crestmark is under construction and was unencumbered at March 31, 1997. The terms of the financing include a fixed interest rate of 7.65% based on a 30-year amortization schedule. Management expects the financing to close on or before June 30, 1997.

         In March 1997, the Company and certain non-owned affiliates of the Company established a $35,000,000 Advised Guidance Line (the "Guidance Line") with NationsBank N.A. (South) (the "Bank") for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the Guidance Line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The Guidance Line is not a commitment to lend and each loan under the Guidance Line will be made at the Bank's discretion in accordance with normal loan approval procedures.


4.       MINORITY INTEREST

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. The Company's general partner interest was 60.2% at both March 31, 1997 and December 31, 1996. Units outstanding at March 31, 1997 and December 31, 1996 were 2,773,430. Units held by the minority interest as a percentage of total Units and Shares outstanding was 39.8% at March 31, 1997 and December 31, 1996. The minority interest of the unitholders in the Operating Partnership was $18,847,000 and $19,322,000 at March 31, 1997 and December 31, 1996, respectively. Subject to certain conditions, Units will become exchangeable for cash, or at the option of the Company, for Shares on a one-for-one basis. The minority interest of the unitholders in the Operating Partnership is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.


5.       COMMITMENTS AND CONTINGENCIES

         At December 31, 1996, the Company had outstanding a Letter of Credit in the amount of $128,000 issued in connection with the commitment for the financing of the Ivey Brook community. The Letter of Credit was returned to the Company in February 1997 upon completing the financing of Ivey Brook on January 30, 1997.

         On March 18, 1997, the Company's Board of Directors declared a distribution in the amount of $0.125 per common Share and unit paid on April 10, 1997 to shareholders of the Company and Unitholders of the Operating Partnership of record on March 18, 1997.

         The Company enters into contractual commitments in the normal course of business related to the development and construction of real estate assets. At March 31, 1997, these commitments totaled $12,235,000 as summarized in the following table:

                                            TOTAL                               REMAINING
                                          CONTRACT             AMOUNT          CONTRACTUAL
                                           AMOUNT             INCURRED          COMMITMENT
                                           ------             --------          ----------
         Ivey Brook                     $ 6,420,000          $6,334,000            $86,000
         Crestmark Club - Phase II        3,795,000           3,632,000            163,000
         Plantation Trace - Phase II      3,157,000                   0          3,157,000
         Howell Ferry                     8,829,000                   0          8,829,000
                                        -----------          ----------        -----------

                                        $22,201,000          $9,966,000        $12,235,000
                                        ===========          ==========        ===========

         Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.


6.       EXTRAORDINARY ITEMS

         The 1996 extraordinary item resulted from the write-off of unamortized deferred financing costs associated with the January 31, 1996 refinancing of the mortgage note secured by the Highland Park community. The extraordinary item is net of $70,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during the three months ended March 31, 1996.


7.       EARNINGS PER SHARE

         Earnings (loss) per common share before extraordinary item and net loss for the three months ended March 31, 1997 and March 31, 1996 have been computed by dividing loss before extraordinary item and net loss by the weighted average number of Shares outstanding during the periods of 4,186,329 and 2,781,055, respectively.


8.       SUBSEQUENT EVENTS

         On April 1, 1997, the Company acquired from a related party, Roberts Properties Management, L.L.C. ("Roberts Management"), the management company that has managed the Company's multifamily apartment communities since the Company's inception, in exchange for 590,000 Units valued at $10.00 per Unit or $5,900,000 in the aggregate. Because the Company will now internally manage its properties using the property management personnel formerly employed by Roberts Management, the Company will no longer pay 5% of gross property revenues to Roberts Management for property management services, but instead will bear the actual overhead cost of managing the properties internally.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Roberts Realty Investors, Inc. (the "Company") owns multifamily residential properties as a self-administered equity real estate investment trust. As of March 31, 1997, the Company owns 11 multifamily apartment communities consisting of 2,194 apartment homes of which 317 are under development or construction. The following discussion should be read in conjunction with the Consolidated Financial Statements of Roberts Realty Investors, Inc. and the Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March
31, 1996. The changes in operating results for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 are primarily the result of increases in the number of apartment homes owned due to: (1) the completion of construction of the Ivey Brook Community during the first quarter of 1997, and (2) the acquisition of the Bentley Place and Crestmark Communities in March 1996 and June 1996, respectively. For the three months ended March 31, 1997, the Company recorded a net loss of $195,000 or $0.05 per share (after minority interest and extraordinary item) compared to a net loss of $150,000 or $0.05 per share (after minority interest and extraordinary item) for the three months ended March 31, 1996. The Company's operating performance is summarized in the following table:

                                                Percentage
                                               Change from      Three Months Ended March 31,
                                               1996 to 1997          1997          1996
                                               ------------          ----          ----
    Total operating revenues                     33%                 $4,251,000    $3,188,000
    Property operating expenses (1)              42%                 $1,811,000    $1,272,000
    General and administrative expenses          69%                 $  248,000    $  147,000
    Depreciation of real estate assets           42%                 $1,414,000    $  996,000
    Income from operations                      0.6%                 $  778,000    $  773,000
    Average stabilized occupancy (2)           (0.3%)                      95.9%         96.2%
    Operating expense ratio (3)                 2.7%                       42.6%         39.9%

-----------------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, management and other fees.
(2) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The first quarter 1997 calculation does not include Ivey Brook, which started its lease-up phase in September 1996 and had physical occupancy of 64% on March 31, 1997.
        The first quarter 1996 calculation does include the following: (1) Highland Park beginning March 1, 1996, which is the date the community achieved stabilized occupancy, and (2) Bentley Place beginning March 1, 1996 which is the date the community was acquired by the Company.
(3) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

Operating results for the five communities that were fully stabilized during both the three months ended March 31, 1996 and the three months ended March 31, 1997 (the Plantation Trace, Preston Oaks, River Oaks, Rosewood Plantation and Windsong Communities) are summarized as follows:

                                      Percentage
                                      Change from         Three Months Ended March 31,
                                      1996 to 1997              1997         1996
                                      ------------              ----         ----
      Rental income                        1.9%               $2,272,000   $2,229,000
      Total operating revenues             2.0%               $2,341,000   $2,296,000
      Property operating expenses (1)      1.9%               $  902,000   $  885,000
      Net operating income                 2.0%               $1,439,000   $1,411,000
      Average stabilized occupancy (2)    (1.9%)                    96.5%        98.4%
      Operating expense ratio (3)          0.0%                     38.5%        38.5%
      Average monthly rent per unit        3.3%                     $810         $784

---------------------------------------
(1) Property operating expenses included personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, management and other fees.
(2) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for the three months ended March 31, 1996 and 1997, and subtracting the resulting number from 100%. (The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction.
(3) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.



The following discussion encompasses the significant fluctuations in financial statement amounts dealt with in the Company's comparisons of statements of operations for the three months ended March 31, 1997 and March 31, 1996.


Rental income increased $1,005,000 or 32.5% from $3,089,000 for the three months ended March 31, 1996 to $4,094,000 for the three months ended March 31, 1997. The increase in rental income is due primarily to the following: (1) the acquisition of the Bentley Place and Crestmark Communities in March 1996 and June 1996, respectively ($706,000) and (2) the lease-up of the Ivey Brook Community beginning in the fourth quarter of 1996 ($134,000). Rental income from Plantation Trace, Preston Oaks, River Oaks, Rosewood Plantation and Windsong, the five fully stabilized communities included in the Company's portfolio during both the first quarters of 1996 and 1997, increased $43,000 or 1.9% from $2,229,000 to $2,272,000.

Property operating expenses (excluding depreciation and general and administrative expenses) increased $539,000 or 42.4% from $1,272,000 to $1,811,000. The increase is due primarily to the acquisition of the Bentley Place and Crestmark Communities ($305,000) and the commencement of property operations for the Ivey Brook Community ($145,000). Property operating expenses as a percentage of operating revenues increased from 39.9% during the first quarter of 1996 to 42.6% during the first quarter of 1997.

Depreciation expense increased $418,000 or 41.9% from $996,000 to $1,414,000. The increase is due primarily to the following: (1) the acquisition of the Bentley Place and Crestmark Communities, and (2) the completion of Ivey Brook Community during the first quarter of 1997 because depreciation expense is recorded as rental units are completed and available for occupancy.

General and administrative expenses increased $101,000 or 68.7% from $147,000 to $248,000 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to the following: (1) the addition of administrative personnel needed to support the Company's growth, and (2) the Directors and Officers liability insurance policy obtained by the Company in September 1996. General and administrative expenses as a percentage of operating revenues increased from 4.6% for the three months ended March 31, 1996 to 5.8% for the three months ended March 31, 1997.

Interest income increased $45,000 or 155% from $29,000 to $74,000. The increase is due to higher cash equivalent investment balances during the first quarter of 1997 resulting from the following: (1) the proceeds from the financing of the Ivey Brook Community in January 1997 for $6,420,000, and (2) increasing cash flow from operations.

Interest expense increased $308,000 or 37.0% from $833,000 to $1,141,000. The increase is due primarily to the following: (1) the mortgage debt of $9,861,000 assumed by the Company with the acquisition of the Crestmark Community in June 1996, and (2) the $15,520,000 in new mortgages secured by the Autumn Ridge, Bentley Place and Ivey Brook Communities acquired by the Company in March 1996, August 1996, and January 1997, respectively. The higher interest expense was partially offset by a reduction of $43,000 in interest expense on the River Oaks Community as a result of the refinancing completed in October 1996.

The mortgage note payable secured by the Highland Park Community was refinanced in January 1996, prior to its contractual maturity. The unamortized loan costs related to the mortgage note payable at the time of the refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the three months ended March 31, 1996 was $163,000 (including the minority interests' share of $70,000).

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996. Cash and cash equivalents increased $2,790,000 during 1997 compared to an increase of $7,704,000 during 1996. The increase is due to the excess of cash flow provided by operating and financing activities over cash used in investing activities.

A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities increased $303,000, or 34.4%, from $879,000 to $1,182,000 due primarily to the acquisition of the Bentley Place and Crestmark Communities. The highly competitive Atlanta apartment market is experiencing weaker market conditions which is reflected in lower occupancy rates and rent concessions. The Company's average stabilized occupancy decreased 0.3% from 96.2% during the first quarter of 1996 to 95.9% during the first quarter of 1997. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

Net cash used in investing activities increased $1,106,000 from $2,482,000 for the three months ended March 31, 1996 to $3,588,000 for the three months ended March 31, 1997 due primarily to the construction of the Ivey Brook Community and the second phase of the Crestmark Community during the three months ended March 31, 1997.

Net cash provided by financing activities decreased $4,111,000 from $9,307,000 for the three months ended March 31, 1996 to $5,196,000 for the three months ended March 31, 1997 due primarily to the following: (1) the net proceeds of the sale of 443,675 shares in March 1996, and (2) the payment of the quarterly distribution of $870,000 on Shares and Units in January 1997, with no distribution having occurred during the three months ended March 31, 1996.

The Operating Partnership acquired the fully operating Bentley Place Community in March 1996 by issuing Shares. Similarly, the Company issued Shares in March 1996 in an offering of Shares for cash to acquire the land for and fund the development and construction of the Howell Ferry Community which began in April 1997. The Operating Partnership is also constructing a second phase to the existing Crestmark Community as well as developing a second phase of Plantation Trace. The Company anticipates that each Community's rental and other operating revenues will be adequate to provide short-term liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures.

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

In March 1997, the Company received a commitment to provide financing in the amount of $4,000,000 secured by the second phase of the Crestmark Community. The second phase of Crestmark is under construction and was unencumbered at March 31, 1997. The terms of the financing include a fixed interest rate of 7.65% and a 30-year amortization schedule. The financing is expected to close on or before June 30, 1997.

In March 1997, the Company and certain non-owned affiliates of the Company established a $35,000,000 Advised Guidance Line (the "Guidance Line") with NationsBank N.A. South (the "Bank") for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the Guidance Line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The Guidance Line is not a commitment to lend, and each loan under The Guidance Line will be made at the Bank's discretion in accordance with normal loan approval procedures.

The Company's existing mortgage indebtedness will require balloon payments coming due over the years 2000 to 2007 as summarized below:

                  2000               $11,253,000
                  2001                15,238,000
                  2002                 8,025,000
                  2003                16,057,000
                  2006                 7,535,000
                  2007                 5,570,000
                                     -----------

                  Total              $63,678,000
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

                                                  Three Months Ended March 31,
                                                       1997           1996
                                                       ----           ----
         Net loss                                  $      (195)   $      (150)
         Add: Minority interest of Unitholders            (129)           (43)
         Add: Extraordinary item                                           93
         Add: Amortization (real estate related)             8             33
         Add: Depreciation expense                       1,414            996
                                                   -----------    -----------

         Funds From Operations                     $     1,098    $       929
                                                   ===========    ===========

         Weighted average Shares and Units
                  outstanding during the period      6,959,759      4,873,603


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Such adoption had no material effect on the financial statements.


INFLATION

Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable the Company to seek increases in rents after the expiration of each lease. Additionally, the construction contracts for the Howell Ferry Community and for the second phase of Plantation Trace will be at fixed prices and equal substantially all of the anticipated construction costs. The short-term nature of these leases and the fixed price construction contracts serve to reduce the risk to the Company of the adverse effects of inflation.

                         PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required by Item 601 of Regulation SB are described in the following Index to Exhibits and are filed as part of this report on Form 10-QSB.


EXHIBIT
  NO.                   DESCRIPTION
-------                 -----------
10.5.12    Real Estate Note A executed by Roberts Properties Residential,
           L.P. in favor of Nationwide Life Insurance Company, dated January
           30, 1997, in the original principal amount of $5,670,000.00 (Ivey
           Brook - formerly Holcomb Bridge).  [Incorporated by reference to
           Exhibit 10.5.12 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

10.5.13    Real Estate Note B executed by Roberts Properties Residential,
           L.P. in favor of West Coast Life Insurance Company, dated January
           30, 1997, in the original principal amount of $750,000.00 (Ivey
           Brook). [Incorporated by reference to Exhibit 10.5.13 from the Company's annual report on Form 10-KSB for the year ended December
           31, 1996.]

10.5.14    Deed to Secure Debt and Security Agreement executed by Roberts
           Properties Residential, L.P. in favor of Nationwide Life Insurance
           Company and West Coast Life Insurance Company, dated January 30,
           1997, and related collateral documents (Ivey Brook). [Incorporated by reference to Exhibit 10.5.14 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

10.5.15    Agreement Regarding Letter of Credit by Roberts Properties
           Residential, L.P. for the benefit of Nationwide Life Insurance
           Company and West Coast Life Insurance Company, dated January 30,
           1997 (Ivey Brook). [Incorporated by reference to Exhibit 10.5.14 from the Company's annual report on Form 10-KSB for the year ended
           December 31, 1996.]

10.5.16    Guaranty executed by Roberts Realty Investors, Inc. in favor of
           Nationwide Life Insurance Company and West Coast Life Insurance
           Company, dated January 30, 1997 (Ivey Brook). [Incorporated by reference to Exhibit 10.5.16 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

10.17      Letter Agreement between NationsBank, N.A. (South), Charles S.
           Roberts, Roberts Properties Residential, L.P., Roberts Properties,
           Inc., and Roberts Realty Investors, Inc. dated March 6, 1997 regarding the establishment of an Advised Guidance Line in the amount of up to $35,000.000.

27.        Financial Data Schedule.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                  SIGNATURES

     In accordance with Section 12 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ROBERTS REALTY INVESTORS, INC.


Date:  May 15, 1997                 By:/s/ Charles S. Roberts
                                       ------------------------------------
                                       Charles S. Roberts, Chairman of the
                                       Board, Chief Executive Officer, and
                                       President


Date:  May 15, 1997                 By:/s/ Charles R. Elliott
                                       ------------------------------------
                                       Charles R. Elliott
                                       Chief Financial Officer