Form 10QSB
period 1997-06-30
ROBERTS REALTY INVESTORS INC
filed 1997-08-14
CIK 1011109

================================================================================

                    U.S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 (770) 394-6000
                           Issuer's telephone number

                 ___________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

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

     Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                    ---    ---

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1997             1996
                                                                                  ---------       ------------
ASSETS

REAL ESTATE ASSETS -  At cost:  (Note 3)
 Land                                                                              $21,807         $19,937
 Buildings and improvements                                                         87,483          80,441
 Furniture, fixtures, and equipment                                                 11,418          10,429
                                                                                  --------        --------

                                                                                   120,708         110,807
 Less accumulated depreciation                                                     (11,776)         (8,915)
                                                                                  --------        --------

   Operating real estate assets                                                    108,932         101,892

 Construction-in-progress and real estate under development                          4,479          10,230
                                                                                  --------        --------

   Net real estate assets                                                          113,411         112,122

CASH AND CASH EQUIVALENTS                                                            4,620           3,162

RESTRICTED CASH                                                                        718             532

DEFERRED FINANCING COSTS - net of accumulated amortization of $166 and                 760             658
 $111 at June 30, 1997 and December 31, 1996, respectively

OTHER ASSETS - Net                                                                     313             341
                                                                                  --------        --------

                                                                                  $119,822        $116,815
                                                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Mortgage notes payable                                                           $ 69,313         $63,342
 Accounts payable and accrued expenses                                               1,706           1,053
 Dividends and distributions payable                                                   981             870
 Due to affiliates (including retainage payable of $95 and                             900           2,540
   $316 at June 30, 1997 and December 31, 1996, respectively)
 Security deposits and prepaid rents                                                   501             462
                                                                                  --------        --------

   Total Liabilities                                                                73,401          68,267

COMMITMENTS AND CONTINGENCIES (Note 5)

MINORITY INTEREST OF THE UNITHOLDERS
 IN THE OPERATING PARTNERSHIP                                                       20,704          19,322
                                                                                  --------        --------

SHAREHOLDERS' EQUITY:
 Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
 Common shares, $.01 par value, 100,000,000 shares authorized, 4,186,329 shares issued and outstanding at June 30, 1997 and December 31, 1996,
   respectively                                                                         42              42
 Additional paid-in capital                                                         30,073          29,902
 Accumulated deficit                                                                (4,398)           (718)
                                                                                  --------        --------

   Total shareholders' equity                                                       25,717          29,226
                                                                                  --------        --------

                                                                                  $119,822        $116,815
                                                                                  ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED JUNE 30,
                                                              -------------------------------------
                                                                 1997                       1996
                                                              -----------               -----------
OPERATING REVENUES:
 Rental operations                                            $    4,272                $     3,570
 Other operating income                                              168                        130
                                                              ----------                -----------

   Total operating revenues                                        4,440                      3,700
                                                              ----------                -----------

OPERATING EXPENSES:
 Personnel                                                           430                        314
 Utilities                                                           282                        226
 Repairs, maintenance, and landscaping                               253                        223
 Real estate taxes                                                   368                        315
 Management fees to related party                                                               185
 Marketing, insurance, and other                                     246                        159
 General and administrative expenses                                 312                        183
 Depreciation of real estate assets                                1,482                      1,163
                                                              ----------                -----------

   Total operating expenses                                        3,373                      2,768
                                                              ----------                -----------

INCOME FROM OPERATIONS                                             1,067                        932
                                                              ----------                -----------

OTHER INCOME (EXPENSES):
 Interest income                                                      72                        131
 Interest expense                                                 (1,217)                      (912)
 Loss on disposal of assets                                          (26)
 Amortization of deferred financing costs                            (29)                       (41)
 Other amortization expense                                           (8)                       (19)
 Acquisition of Roberts Properties Management, L.L.C.             (5,900)
                                                              ----------                -----------

   Total other income (expenses)                                  (7,108)                      (841)
                                                              ----------                -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                            (6,041)                        91

MINORITY INTEREST OF THE UNITHOLDERS
 IN THE OPERATING PARTNERSHIP                                      2,694                        (31)
                                                              ----------                -----------

NET INCOME (LOSS)                                             $   (3,347)               $        60
                                                              ==========                ===========

PER SHARE DATA:

 Net income (loss)                                            $    (0.80)               $      0.01
                                                              ==========                ===========

 Dividends declared                                           $     0.13                $   0.11875
                                                              ==========                ===========

 Weighted average common shares                                4,186,329                  4,023,861
                                                              ==========                ===========


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                       -----------------------------
                                                                                          1997              1996
                                                                                       ----------          ---------
OPERATING ACTIVITIES:
 Net (loss)                                                                            $  (3,672)          $   (107)
 Adjustments to reconcile net (loss) to net cash provided
  by operating activities:
  Minority interest of unitholders in the Operating Partnership                           (2,692)                (3)
  Acquisition of Roberts Properties Management, L.L.C.                                     5,900
  Depreciation and amortization                                                            3,022              2,261
  Extraordinary item                                                                                            101
Change in assets and liabilities net of amounts acquired:
  (Increase) in restricted cash                                                             (186)               (87)
  Decrease in other assets                                                                    11                214
  Increase in accounts payable and
    accrued expenses relating to operations                                                  649                609
  (Decrease) in due to affiliates relating to operations                                    (282)              (171)
  Increase in security deposits and prepaid rent                                              39                 12
                                                                                       ---------           --------

    Net cash provided by operating activities                                              2,789              2,829
                                                                                       ---------           --------

INVESTING ACTIVITIES:
 Acquisition and construction of real estate assets                                       (4,519)            (5,099)
 Purchase of furniture, fixtures and equipment                                              (955)               (42)
 Loss on disposal of assets                                                                   45
 Cash acquired in mergers                                                                                       164
                                                                                       ---------           --------

    Net cash (used) in investing activities                                               (5,429)            (4,977)
                                                                                       ---------           --------

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable                                                      6,420             13,178
 Principal reductions on mortgage notes payable                                             (423)            (8,137)
 Payment of note payable to affiliate                                                                        (1,403)
 Payment of loan costs                                                                      (159)              (202)
 Proceeds from issuance of shares                                                                             6,589
 Payment of share and unit issuance costs                                                                      (563)
 Payment of dividends and distributions                                                   (1,740)              (566)
                                                                                       ---------           --------

    Net cash provided by financing activities                                              4,098              8,896
                                                                                       ---------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,458              6,748

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             3,162              1,404
                                                                                       ---------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   4,620           $  8,152
                                                                                       =========           ========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

 Cash paid for interest, net of capitalized interest                                   $   2,340           $  1,742
                                                                                       ---------           --------


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------------
                                                                      1997                     1996
                                                                   ----------               ----------
OPERATING REVENUES:
 Rental operations                                                 $    8,366               $    6,659
 Other operating income                                                   325                      229
                                                                   ----------               ----------

   Total operating revenues                                             8,691                    6,888
                                                                   ----------               ----------

OPERATING EXPENSES:
 Personnel                                                                869                      595
 Utilities                                                                557                      417
 Repairs, maintenance, and landscaping                                    493                      415
 Real estate taxes                                                        733                      615
 Management fees to related party                                         211                      344
 Marketing, insurance, and other                                          490                      307
 General and administrative expenses                                      560                      330
 Depreciation of real estate assets                                     2,913                    2,159
                                                                   ----------               ----------

   Total operating expenses                                             6,826                    5,182
                                                                   ----------               ----------

INCOME FROM OPERATIONS                                                  1,865                    1,706
                                                                   ----------               ----------

OTHER INCOME (EXPENSES):
 Interest income                                                          146                      160
 Interest expense                                                      (2,358)                  (1,745)
 Loss on disposal of assets                                               (45)
 Amortization of deferred financing costs                                 (56)                     (86)
 Other amortization expense                                               (16)                     (44)
 Acquisition of Roberts Properties Management, L.L.C.                  (5,900)                   _____
                                                                   ----------

   Total other income (expenses)                                       (8,229)                  (1,715)
                                                                   ----------               ----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEM                                                    (6,364)                      (9)

MINORITY INTEREST OF THE UNITHOLDERS
 IN THE OPERATING PARTNERSHIP                                           2,692                        3
                                                                   ----------               ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                (3,672)                      (6)

EXTRAORDINARY ITEM - Early extinguishment of debt, net of
  minority interest of unitholders in the Operating Partnership                                   (101)
                                                                   ----------               ----------

NET INCOME (LOSS)                                                  $   (3,672)              $     (107)
                                                                   ==========               ==========

PER SHARE DATA:

 Income (Loss) before extraordinary item                           $    (0.88)              $    (0.00)
                                                                   ==========               ==========

 Extraordinary item                                                                         $    (0.03)
                                                                                            ==========

 Net income (loss)                                                 $    (0.88)              $    (0.03)
                                                                   ==========               ==========

 Dividends declared                                                $    0.255               $   0.2375
                                                                   ==========               ==========

 Weighted average common shares                                     4,186,329                3,406,470
                                                                   ==========               ==========



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    ORGANIZATION OF THE COMPANY

      Roberts Realty Investors, Inc. (the "Company"), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered and self-managed equity real estate investment trust (a "REIT"). Approximately 89% of the Company's total apartment units are located in the Atlanta metropolitan area.

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


2.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information in conformity with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto included in the Company's SEC filing on Form 10-KSB for the fiscal year ended December 31, 1996.


3.    MORTGAGE NOTES PAYABLE

      In February 1996, the Company received a commitment to provide financing in the amount of $6,420,000 secured by the Ivey Brook Community. The financing closed on January 30, 1997. The new mortgage note is in the amount of $6,420,000 at a fixed interest rate of 7.14% payable in monthly installments of $43,318 based on a 30-year amortization schedule. The note matures on February 15, 2007. In connection with the financing, a letter of credit was issued to the lender in the amount of $1,140,000 with an expiration date of January 30, 1998.

      In March 1997, the Company received a commitment to provide financing for the second phase of the Crestmark Community in the amount of $4,000,000 at a fixed interest rate of 7.65% payable in monthly installments of $28,381 based on a 30-year amortization schedule. The note matures on May 1, 2001. The second phase of Crestmark was unencumbered at June 30, 1997. The financing closed on July 17, 1997.

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

      Mortgage notes payable were secured by the following communities at June 30, 1997.


                                    FIXED INTEREST
                                     RATE AS OF     PRINCIPAL   OUTSTANDING
                         MATURITY     06/30/97      06/30/97      12/31/96
                         --------------------------------------------------

    Autumn Ridge         04/15/06       7.13%      $ 4,911,935  $ 4,950,573
    Bentley Place        08/15/06       7.10%        4,066,159    4,086,703
    Crestmark Club       05/01/01       7.50%        9,720,680    9,786,700
    Highland Park        02/15/03       7.30%        8,072,192    8,113,077
    Ivey Brook           02/15/07       7.14%        6,399,341
    Plantation Trace     09/15/00       7.75%        7,831,728    7,886,172
    Preston Oaks         10/15/02       7.21%        8,565,899    8,611,269
    River Oaks           11/15/03       7.15%        9,197,546    9,242,639
    Rosewood Plantation  06/01/01       7.38%        6,402,456    6,446,506
    Windsong             02/01/00       9.00%        4,145,166    4,218,747
                                                   ------------------------

                                                   $69,313,102  $63,342,386
                                                   ========================



4.    MINORITY INTEREST

      The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests ("Units") in the Operating Partnership. The Company's general partner interest was 55.4% and 60.2% at June 30, 1997 and December 31, 1996, respectively. Units outstanding at June 30, 1997 and December 31, 1996 were 3,363,430 and 2,773,430, respectively. Units held by the minority interest as a percentage of total Units and shares of the Company's Common Stock ("Shares") outstanding was 44.6% at June 30, 1997 and 39.8% at December 31, 1996. The minority interest of the unitholders in the Operating Partnership was $20,704,000 and $19,322,000 at June 30, 1997 and December 31, 1996,
      respectively. Subject to certain conditions, Units will become exchangeable for cash, or at the option of the Company, for Shares on a one-for-one basis. The minority interest of the unitholders in the Operating Partnership is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

5.    COMMITMENTS AND CONTINGENCIES

      The holders of Units have the right to require the Operating Partnership to redeem their Units beginning when (a) the Shares are listed on a national securities exchange or Nasdaq (an "Exchange"), and (b) Shares issuable in redemption of Units have been registered with the SEC, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for such Units at their fair market value, which will be based upon the then current trading price of the Shares on an Exchange, or (b) to acquire such Units in exchange for Shares (on a one-for-one basis). The Company anticipates it will issue Shares in exchange for all such Units submitted. There were 3,363,430 Units outstanding at June 30, 1997 that could be exchanged for Shares, subject to the conditions described above.

      The Company enters into contractual commitments in the normal course of business related to the development and construction of real estate assets. At June 30, 1997, these commitments totaled $11,630,000 as summarized in the following table:


                                       TOTAL                  REMAINING
                                     CONTRACT      AMOUNT    CONTRACTUAL
                                      AMOUNT      INCURRED   COMMITMENT
                                    -----------  ----------  -----------

       Crestmark Club - Phase II    $ 3,795,000  $3,760,000  $    35,000
       Plantation Trace - Phase II    3,157,000                3,157,000
       Howell Ferry                   8,829,000     391,000    8,438,000
                                    -----------  ----------  -----------

                                    $15,781,000  $4,151,000  $11,630,000
                                    ===========  ==========  ===========


      Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.

      On June 18, 1997, the Company's Board of Directors declared a quarterly distribution in the amount of $0.13 per common Share and Unit payable on July 15, 1997 to shareholders and unitholders of record on June 18, 1997.


6.    EXTRAORDINARY ITEM

      The 1996 extraordinary item resulted from the write-off of unamortized deferred financing costs associated with the January 31, 1996 refinancing of the mortgage note secured by the Highland Park Community. The extraordinary item is net of $62,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during the six months ended June 30, 1996.

7.    ACQUISITION OF ROBERTS PROPERTIES MANAGEMENT, L.L.C.

      On April 1, 1997, the Company acquired Roberts Properties Management, L.L.C. ("Roberts Management"), the property management company that managed the Company's multifamily apartment communities since the Company's inception. The Operating Partnership issued a total of 590,000 Units valued at $10.00 per Unit or $5,900,000 to purchase Roberts Management. Because Roberts Management, a related party, managed only the properties owned by the Company, the transaction has been accounted for as the settlement of a contract and expensed in the quarter ended June 30, 1997. The Company now manages its own properties using Roberts Management's property management systems and the property management personnel formerly employed by Roberts Management. Although the Company no longer pays 5% of gross property revenues to Roberts Management for property management services, it does bear the actual overhead cost of managing the properties internally. Pro forma amounts for the six months ended June 30, 1997 and June 30, 1996, assuming the acquisition had taken place prior to the periods presented (and the associated acquisition expense is eliminated), are as follows (dollars in thousands except per share amounts):


                                                     1997        1996
                                                    -------     -------

               Net income (loss)                    $ (242)     $  (64)
               Earnings (loss) per common share     $(0.06)     $(0.02)


8.    CHANGE IN DEPRECIATION METHOD AND CAPITALIZATION POLICY

      The Company has revised its method of accounting for replacements of carpets and major appliances. Previously, all such replacements were expensed. The Company's revised policy is to capitalize and depreciate replacement carpets over five years and to capitalize and depreciate replacements of major appliances over seven years. The change in capitalization policy and depreciation method was adopted to more accurately reflect the estimated useful life of carpets and major appliances. The Company believes that the newly adopted policy is preferable because it is consistent with policies of a majority of similar entities and provides a better matching of expense with the estimated period of benefit. The change in accounting principle is inseparable from the effect of the change in accounting estimate and is therefore treated as a change in accounting estimate. The new method will be applied to current and future additions and replacements beginning with the quarter ended June 30, 1997. The effect of the change on the three months ended June 30, 1997 was to decrease the net loss by $7,000 ($0.00 per share).


9.    EARNINGS PER SHARE

      Income (loss) before extraordinary item and net income (loss) per common share for the six months ended June 30, 1997 and June 30, 1996 have been computed by dividing income (loss) before extraordinary item and net income (loss) by the weighted average number of Shares outstanding during the periods of 4,186,329 and 3,406,470, respectively. The weighted average number of Shares outstanding during the three months ended June 30, 1997 and June 30, 1996 was 4,186,329 and 4,023,861, respectively.

10.   SUPPLEMENTAL CASH FLOW INFORMATION

      Non-cash investing and financing activities for the six months ended June 30, 1996 and June 30, 1997 were as follows:

      A. On March 21, 1996, the Company issued 744,940 Shares in exchange for the assets and liabilities of Roberts Properties Bentley Place, L.P. valued at $7,076,000 including cash of $165,000. No mortgage debt was assumed in connection with this acquisition.

      B.   On June 26, 1996, the Operating Partnership issued 746,715
           Units in exchange for the assets and liabilities of Crestmark Club, L.P. valued at $7,280,000 including cash of $117,000. Mortgage debt of $10,184,000 and a note payable to Mr. Charles S. Roberts in the amount of $1,403,000 were assumed in connection with this acquisition. The note to Mr. Roberts was repaid in full immediately following the Crestmark closing.

      C. On April 1, 1997, the Operating Partnership issued 590,000 Units in exchange for the assets and liabilities of Roberts Properties Management, L.L.C. valued at $5,900,000.


11.   SUBSEQUENT EVENTS

      On July 11, 1997, the Company filed a Registration Statement on Form S-3 (the "Registration Statement") with the SEC to register 3,363,430 Shares of the Company's Common Stock for issuance, if and to the extent the Company elects to issue such Shares to holders of 3,363,430 Units upon the tender of such Units for redemption. The registration Statement is being reviewed by the SEC and is not effective.

      The Company has filed an application with the American Stock Exchange (the "AMEX") to list the Common Stock on the AMEX. The AMEX has approved such listing application, and the Company expects that the trading of its Shares on the AMEX will commence in August 1997.

      The Company has entered into a contract for sale of the apartment community known as Autumn Ridge. The contract, for a sales price of $10,457,000, is subject to the normal conditions of sale. The net book value of the property is approximately $8,551,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Roberts Realty Investors, Inc. (the "Company) owns multifamily residential properties as a self-administered and self-managed equity real estate investment trust. On April 1, 1997, the Company began managing its own properties when it acquired Roberts Properties Management, L.L.C. ("Roberts Management"). The Operating Partnership issued a total of 590,000 Units valued at $10.00 per Unit or $5,900,000 to purchase Roberts Management. Because Roberts Management, a related party, managed only the properties owned by the Company, the transaction has been accounted for as the settlement of a contract and expensed in the quarter ended June 30, 1997. As of June 30, 1997, the Company owns 11 multifamily apartment communities consisting of 2,218 apartment homes of which 255 are under development or construction. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: occupancy rates and rents may be adversely affected by local economic and market conditions, construction costs of a Community may exceed original estimates and construction and lease-up of new Communities may not be completed on schedule. The following discussion should be read in conjunction with the Consolidated Financial Statements of Roberts Realty Investors, Inc. and the Notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30, 1996. The changes in operating results for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 are primarily the result of increases in the number of apartment homes owned due to: (1) the lease-up of the 146-unit Ivey Brook Community and the 86-unit second phase of Crestmark, and (2) the acquisition of the 248-unit Crestmark Community in June 1996. For the three months ended June 30, 1997, the Company recorded a net loss of $3,347,000 or $0.80 per share (after minority interest) compared to net income of $60,000 or $0.01 per share (after minority interest) for the three months ended June 30, 1996. The Company's operating performance for all Communities is summarized in the following table:

                                         PERCENTAGE
                                         CHANGE FROM      THREE MONTHS ENDED JUNE 30,
                                        1996 TO 1997        1997            1996
                                        ------------        ----            ----
  Total operating revenues                  20.0%         $4,440,000      $3,700,000
  Property operating expenses (1)           27.6%          1,579,000       1,237,000
  Management fees paid to third party        n/a                             185,000
  General and administrative expenses       70.5%            312,000         183,000
  Depreciation of real estate assets        27.4%          1,482,000       1,163,000
  Average physical occupancy (2)            (3.3%)              94.5%           97.8%
  Operating expense ratio (3)                2.2%               35.6%           33.4%

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and other fees.
(2) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. The second quarter 1997 calculation does not include the following: (1) Ivey Brook, which started its lease-up phase in September 1996 and had physical occupancy of 90% on June 30, 1997, and (2) the second phase of Crestmark, which started its lease-up phase in January 1997 and had physical occupancy of 73% on June 30, 1997. The second quarter 1996 calculation does include the first phase of Crestmark beginning June 1, 1996 which is the date the community was acquired by the Company.
(3) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

Operating results for the eight communities that were fully stabilized during both the three months ended June 30, 1996 and the three months ended June 30, 1997 (the River Oaks, Rosewood Plantation, Preston Oaks, Highland Park, Plantation Trace, Windsong, Bentley Place and Autumn Ridge Communities) are summarized as follows:



                                           PERCENTAGE
                                          CHANGE FROM      THREE MONTHS ENDED JUNE 30,
                                          1996 TO 1997        1997            1996
                                          ------------        ----            ----
  Rental income                               1.1%         $3,376,738      $3,341,170
  Total operating revenues                    0.6%          3,472,819       3,451,307
  Property operating expenses (1)             4.1%          1,210,948       1,163,377
  Management fees paid to third party         n/a                             172,524
  Net operating income (2)                   (1.1%)         2,261,871       2,287,930
  Average physical occupancy (3)             (1.9%)              95.7%           97.6%
  Operating expense ratio (4)                 1.2%               34.9%           33.7%
  Average monthly rent per unit               3.9%         $      812      $      781


--------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and other fees.
(2) Because the Company acquired Roberts Properties Management, L.L.C. on April 1, 1997, no management fees were paid during the three months ended June 30, 1997. Therefore, net operating income for the three months ended June 30, 1996 does not include management fees paid to a third party totaling $172,524.
(3) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for the three months ended June 30, 1996 and 1997, and subtracting the resulting number from 100%.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

The following explanation compares the Company's statements of operations for the three months ended June 30, 1997 and June 30, 1996.

Rental income increased $702,000 or 19.7% from $3,570,000 for the three months ended June 30, 1996 to $4,272,000 for the three months ended June 30, 1997. The increase in rental income is due primarily to the following: (1) the acquisition of the Crestmark Community in June 1996 ($306,000), (2) the lease-up of the Ivey Brook Community and the second phase of Crestmark ($356,000), and (3) increased rental income from the eight fully stabilized communities included in the Company's portfolio during both the three months ended June 30, 1997 and June 30, 1996 ($36,000) which includes the effects of increases in rental rates partially offset by declines in occupancy.

Property operating expenses (excluding depreciation, general and administrative expenses and management fees) increased $342,000 or 27.6% from $1,237,000 to $1,579,000. The increase is due primarily to the following: (1) the acquisition of Crestmark in June 1996 ($161,000), (2) the commencement of property operations for the Ivey Brook Community ($125,000), and (3) increase in operating expenses at the eight fully stabilized communities included in the Company's portfolio during both the three months ended June 30, 1997 and June 30, 1996 ($48,000). Property operating expenses as a percentage of operating revenues increased from 33.4% for the three months ended June 30, 1996 to 35.6% for the three months ended June 30, 1997.

Depreciation expense increased $319,000 or 27.4% from $1,163,000 to $1,482,000. The increase is due primarily to the following: (1) the acquisitions of Bentley Place and Crestmark, and (2) the completion of construction of Ivey Brook during the first quarter of 1997.

General and administrative expenses increased $129,000 or 70.5% from $183,000 to $312,000 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to the following: (1) the overhead cost of managing the Company's properties internally as a result of acquiring Roberts Properties Management, L.L.C. on April 1, 1997, (2) the addition of administrative personnel needed to support the Company's growth, and (3) the directors and officers liability insurance policy obtained by the Company in September 1996. General and administrative expenses as a percentage of operating revenues increased from 4.9% for the three months ended June 30, 1996 to 7.0% for the three months ended June 30, 1997. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

Interest income decreased $59,000 or 45% from $131,000 to $72,000. The decrease is due to lower cash equivalent investment balances during the three months ended June 30, 1997 as a result of paying for the costs of construction of Ivey Brook and the second phase of Crestmark from the Company's available cash.

Interest expense increased $305,000 or 33.4% from $912,000 to $1,217,000 due primarily to the following: (1) the mortgage debt assumed by the Company with the acquisition of Crestmark in June 1996, and (2) the financing of Bentley Place in August 1996.

Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996. The changes in operating results for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 are primarily the result of increases in the number of apartment homes owned due to: (1) the lease-up of Ivey Brook and the second phase of Crestmark, and (2) the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively. For the six months ended June 30, 1997, the Company recorded a net loss of $3,672,000 or $0.88 per share (after minority interest) compared to a net loss of $107,000 or $0.03 per share (after minority interest and extraordinary item) for the six months ended June 30, 1996. The Company's operating performance for all Communities is summarized in the following table:

                                              PERCENTAGE
                                             CHANGE FROM     SIX MONTHS ENDED JUNE 30,
                                             1996 TO 1997       1997           1996
                                             ------------       ----           ----

   Total operating revenues                      26.2%       $8,691,000     $6,888,000
   Property operating expenses (1)               33.8%        3,142,000      2,349,000
   Management fees paid to third party          (38.7%)         211,000        344,000
   General and administrative expenses           69.7%          560,000        330,000
   Depreciation of real estate assets            34.9%        2,913,000      2,159,000
   Average stabilized occupancy (2)              (1.9%)            95.2%          97.1%
   Operating expense ratio (3)                    2.1%             36.2%          34.1%

-----------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and other fees.
(2) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation does not include the following: (1) Ivey Brook, which started its lease-up phase in September 1996 and had physical occupancy of 90% on June 30, 1997, and (2) the second phase of Crestmark, which started its lease-up phase in January 1997 and had physical occupancy of 73% on June 30, 1997. The calculation does include the following: (1) Highland Park beginning March 1, 1996, which is the date the community achieved stabilized occupancy, and (2) Bentley Place beginning March 1, 1996 and Crestmark beginning June 1, 1996, which are the dates each community was acquired by the Company.
(3) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

Operating results for the five communities that were fully stabilized during both the six months ended June 30, 1996 and the six months ended June 30, 1997 (the River Oaks, Rosewood Plantation, Preston Oaks, Plantation Trace and Windsong Communities) are summarized as follows:

                                             PERCENTAGE
                                            CHANGE FROM      SIX MONTHS ENDED JUNE 30,
                                            1996 TO 1997        1997           1996
                                            ------------        ----           ----
   Rental income                               0.6%          $4,536,324     $4,508,730
   Total operating revenues                    0.3%           4,669,080      4,653,047
   Property operating expenses (1)            (0.3%)          1,522,144      1,526,036
   Management fees paid to third party       (49.8%)            116,866        232,611
   Net operating income (2)                    0.6%           3,146,936      3,127,011
   Average stabilized occupancy (3)           (2.6%)               96.5%          99.1%
   Operating expense ratio (4)                (0.2%)               32.6%          32.8%
   Average monthly rent per unit               3.5%          $      822     $      794


------------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and other fees.
(2) Because the Company acquired Roberts Properties Management, L.L.C. on April 1, 1997, no management fees were paid during the three months ended June 30, 1997. Therefore, net operating income does not include management fees paid to a third party.
(3) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for the three months ended June 30, 1996 and 1997, and subtracting the resulting number from 100%.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

The following explanation compares the Company's statements of operations for the six months ended June 30, 1997 and June 30, 1996.

Rental income increased $1,706,000 or 25.6% from $6,659,000 for the six months ended June 30, 1996 to $8,366,000 for the six months ended June 30, 1997. The increase in rental income is due primarily to the following: (1) the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively ($1,020,000), (2) the lease-up of the Ivey Brook and the second phase of Crestmark ($491,000), (3) the stabilization of Autumn Ridge, which was acquired in December 1995 ($124,000), (4) the stabilization of Highland Park, which completed its lease-up in March 1996 ($43,000), and (5) increased rental income from the five fully stabilized communities included in the Company's portfolio during the six months ended June 30, 1997 and June 30, 1996 ($28,000) including the effects of increases in rental rates partially offset by declines in occupancy.

Property operating expenses (excluding depreciation, general and administrative expenses and management fees) increased $793,000 or 33.8% from $2,349,000 to $3,142,000. The increase is due primarily to the following: (1) the acquisition of Autumn Ridge, Bentley Place and Crestmark in December 1995, March 1996 and June 1996, respectively ($508,000), and (2) the commencement of property operations for the Ivey Brook Community ($263,000). Property operating expenses as a percentage of operating revenues increased from 34.1% for the six months ended June 30, 1996 to 36.2% for the six months ended June 30, 1997.

General and administrative expenses increased $230,000 or 69.7% from $330,000 to $560,000 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to the following: (1) the overhead cost of managing the Company's properties internally as a result of acquiring Roberts Properties Management, L.L.C. on April 1, 1997, (2) the addition of administrative personnel needed to support the Company's growth, and (3) the directors and officers liability insurance policy obtained by the Company in September 1996. General and administrative expenses as a percentage of operating revenues increased from 4.8% for the six months ended June 30, 1996 to 6.4% for the six months ended June 30, 1997.

Interest expense increased $613,000 or 35.1% from $1,745,000 to $2,358,000. The increase is due primarily to the following: (1) the mortgage debt assumed by the Company with the acquisition of Crestmark in June 1996, and (2) the financing of Bentley Place in August 1996.

The mortgage note payable secured by the Highland Park Community was refinanced in January 1996, prior to its contractual maturity. The unamortized loan costs related to the mortgage note payable at the time of the refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the six months ended June 30, 1996 was $163,000 (including the minority interests' share of $62,000).


LIQUIDITY AND CAPITAL RESOURCES

Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996. Cash and cash equivalents increased $1,458,000 during the six months ended
June 30, 1997 compared to an increase of $6,748,000 during the six months ended June 30, 1996. The increase is due to the excess of cash flow provided by operating and financing activities over cash used in investing activities.

A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities decreased $40,000 or 1.4%, from $2,829,000 to $2,789,000. The cash flow from the operations of Bentley Place and Crestmark, which were acquired in March 1996 and June 1996, respectively, was offset by lower occupancy rates and rent concessions from the Company's stabilized communities. The highly competitive Atlanta apartment market is experiencing weaker market conditions during 1997 compared to 1996. The Company expects the current softness in the Atlanta apartment market to continue through 1997 with market conditions improving during 1998. The Company's average physical occupancy decreased 1.9% from 97.1% during the six months ended June 30, 1996 to 95.2% during the six months ended June

30, 1997. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income
(loss) in arriving at cash provided by operating activities.

Net cash used in investing activities increased $452,000 from $4,977,000 for the six months ended June 30, 1996 to $5,429,000 for the six months ended June 30, 1997 due primarily to an increase in construction of real estate assets. The Company made no acquisitions of existing apartment communities during these periods.

Net cash provided by financing activities decreased $4,798,000 from $8,896,000 for the six months ended June 30, 1996 to $4,098,000 for the six months ended June 30, 1997. This decrease is due primarily to (1) net proceeds of approximately $6,000,000 from the sale of 443,675 Shares in March 1996 and an additional 255,500 Shares in May 1996, (2) the payment to an affiliate of $1,403,000 of a note payable assumed in the acquisition of the Crestmark Community in June 1996, (3) a higher level of net borrowings associated with the financing of Ivey Brook for $6,420,000 in January 1997 compared to the financing of Autumn Ridge for $5,000,000 in March 1996 , and (4) the payment of two quarterly distributions on Shares and Units during the six months ended June 30, 1997 compared to the payment of the Company's first quarterly distribution in April 1996.

The Operating Partnership acquired (1) the fully operating Bentley Place Community in March 1996 by issuing Shares, and (2) the fully operating Crestmark Community and its 8.8 acres of adjacent undeveloped property in June 1996 by issuing Units. Similarly, the Company issued Shares in March 1996 in an offering of Shares for cash to acquire the land for and fund the development and construction of the Howell Ferry Community which began in April 1997. The total estimated acquisition, development, and construction cost for the Howell Ferry Community is $12,268,000, including the land acquisition cost of $1,628,000. The Company will use $2,186,000 of its working capital, along with an $8,454,000 mortgage loan (for which the Company has not yet obtained a commitment), to develop and construct Howell Ferry.

The Operating Partnership is also developing a 51-unit second phase to Plantation Trace and a 24-unit second phase to Preston Oaks. Construction of the second phase of both Plantation Trace ($3,157,000) and Preston Oaks ($1,300,000) will be funded from the Company's working capital.

The Company anticipates that each Community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. The Company expects to meet its other short-term liquidity requirements generally through its net cash provided by operations, which it believes will be adequate to meet its operating requirements and to satisfy applicable REIT dividend payment requirements in both the short-term and in the long-term (greater than 12 months). Improvements and renovations at existing Communities are also expected to be funded from property operations. The Company expects to meet its long-term liquidity requirements, including future developments, debt maturities and possible acquisitions, through the issuance of additional equity securities of the Company and the proceeds from future mortgage financings. In addition, the Company has entered into a contract to sell the Autumn Ridge Community for $10,457,000. The Company expects to receive net proceeds of approximately $5,000,000 from the sale which is anticipated to close in August 1997 but which is subject to normal conditions of sale.

In February 1996, the Company received a commitment from Nationwide Life Insurance Company for a permanent loan secured by the Ivey Brook Community. The financing was completed on January 30, 1997. The principal amount of the note is $6,420,000 at a fixed interest rate of 7.14% per annum for a ten-year term. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $43,318.

In March 1997, the Company received a commitment to provide financing in the amount of $4,000,000 secured by the second phase of the Crestmark Community. The financing was completed on July 17, 1997. A portion of the loan proceeds totaling $250,000 was deposited into escrow at loan closing and will be released upon completion of final construction items and attainment of a minimum occupancy requirement. The principal amount of the note is $4,000,000 at a fixed interest rate of 7.65% per annum and a maturity date of May 1, 2001. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $28,381. The second phase of Crestmark was unencumbered at June 30, 1997.

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


FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company considers Funds From Operations ("FFO") to be an important measure of its operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles ("GAAP"), FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. The Company believes that in order to gain a clear understanding of its operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). The following table reconciles net income (loss) to FFO (dollars in thousands).


                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                       1997       1996        1997        1996
                                       ----       ----        ----        ----

Net income (loss)                   $  (3,347)  $      60  $  (3,672)  $    (107)
Minority interest of Unitholders       (2,694)         31     (2,692)         (3)
Extraordinary item                                                           101
Acquisition of RPM expense              5,900                  5,900
Loss on disposal of assets                 26                     45
Amortization (real estate related)          8          19         16          44
Depreciation expense                    1,482       1,163      2,913       2,159
                                    ---------   ---------  ---------   ---------

Funds From Operations               $   1,375   $   1,273  $   2,510   $   2,194
                                    =========   =========  =========   =========

Weighted average Shares and Units
   outstanding during the period    7,549,759   6,152,995  7,256,389   5,517,412


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Such adoption had no material effect on the financial statements.


INFLATION

Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable the Company to seek increases in rents after the expiration of each lease. Additionally, the construction contract for the Howell Ferry Community will be at a fixed price and equal substantially all of the anticipated construction costs. The short-term nature of these leases and the fixed price construction contract serve to reduce the risk to the Company of the adverse effects of inflation.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Shareholders on May 27, 1997. The shareholders voted to elect Charles S. Roberts and James M. Goodrich to serve as directors of the Company for a full three year term through the Annual Meeting in 2000. A total of 2,330,725 votes were cast for, and 7,800 were withheld from, the election of Charles S. Roberts, and a total of 2,330,725 votes were cast for, and 7,800 were withheld from, the election of James M. Goodrich. The terms of office of directors Ben A. Spalding and George W. Wray, Jr. expire at the Annual Meeting in 1998, and the terms of office of directors Dennis H. James and Wm. Jarell Jones expire at the Annual Meeting in 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required by Item 601 of Regulation SB are described in the following Index to Exhibits and are filed as part of this report on Form 10-QSB. Exhibits 2.1 and 4.2.7 are incorporated by reference from the Company's Current Report on Form 8-K filed on April 16, 1997.


Exhibit No.   Description
-----------   -----------

2.1           Agreement and Plan of Merger by and between Roberts Properties
              Residential, L.P. and Roberts Properties Management, L.L.C., dated April 1, 1997.

              [Pursuant to Item 601 of Regulation S-B, the following schedules and attachments to the foregoing Agreement and Plan of Merger are omitted from this report.]

              Exhibit A      Certificate and Articles of Merger (filed as
                              Exhibit 4.2.7 as noted below)

              Exhibit B      Repurchase Option Agreement by and among Charles
                             S. Roberts, the Members with Article 6A Interests,
                             and Roberts Properties Residential, L.P.

              Exhibit C      Articles of Organization of Roberts Properties
                             Management, L.L.C.

              Exhibit D      Operating Agreement of Roberts Properties
                             Management, L.L.C.

              Schedule 2.5   Certain Financial Statements of Roberts Properties
                             Management, L.L.C.

              Schedule 2.8   Headquarters and Other Locations



              Schedule 2.10  Certificate of Insurance

              Schedule 2.17  List of Manager Contracts


4.2.7         Certificate and Articles of Merger filed with the Georgia
              Secretary of State merging Roberts Properties Management, L.L.C.
              with and into Roberts Properties Residential, L.P.

18            Letter on Change in Accounting Principles from Deloitte & Touche
              LLP.

27            Financial Data Schedule (for SEC use only).




     (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on April 16, 1997 and Amendment No. 1 thereto on June 16, 1997. No other Current Reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed. The referenced report, as amended, described in Item 2 thereof the Company's acquisition on April 1, 1997 of Roberts Properties Management, L.L.C., the property management company that has managed the Company's multifamily apartment communities since the Company's inception. Under Item 7(b) thereof the Company filed the following pro forma financial statements: a pro forma condensed consolidated balance sheet as of March 31, 1997 and notes thereto; a pro forma consolidated statement of operations for the twelve months ended December 31, 1996 and notes thereto; and a pro forma consolidated statement of operations for the three months ended March 31, 1997 and notes thereto.


                                  SIGNATURES

     In accordance with Section 12 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ROBERTS REALTY INVESTORS, INC.



    Date:  August 14, 1997    By:/s/ Charles S. Roberts
                                 ---------------------------------------
                                     Charles S. Roberts, Chairman of the
                                     Board, Chief Executive Officer, and
                                     President


    Date:  August 14, 1997    By:/s/ Charles R. Elliott
                                 ---------------------------------------
                                     Charles R. Elliott
                                     Chief Financial Officer

                                 EXHIBIT INDEX

     The exhibits required by Item 601 of Regulation SB are described in this Index to Exhibits and are filed as part of this report on Form 10-QSB.
Exhibits 2.1 and 4.2.7 are incorporated by reference from the Company's Current Report on Form 8-K filed on April 16, 1997.


Exhibit No.   Description
-----------   -----------

2.1           Agreement and Plan of Merger by and between Roberts Properties
              Residential, L.P. and Roberts Properties Management, L.L.C., dated April 1, 1997.

              [Pursuant to Item 601 of Regulation S-B, the following schedules and attachments to the foregoing Agreement and Plan of Merger are omitted from this report.]

              Exhibit A      Certificate and Articles of Merger (filed as
                              Exhibit 4.2.7 as noted below)

              Exhibit B      Repurchase Option Agreement by and among Charles
                             S. Roberts, the Members with Article 6A Interests,
                             and Roberts Properties Residential, L.P.

              Exhibit C      Articles of Organization of Roberts Properties
                             Management, L.L.C.

              Exhibit D      Operating Agreement of Roberts Properties
                             Management, L.L.C.

              Schedule 2.5   Certain Financial Statements of Roberts Properties
                             Management, L.L.C.

              Schedule 2.8   Headquarters and Other Locations

              Schedule 2.10  Certificate of Insurance

              Schedule 2.17  List of Manager Contracts

4.2.7         Certificate and Articles of Merger filed with the Georgia
              Secretary of State merging Roberts Properties Management, L.L.C.
              with and into Roberts Properties Residential, L.P.

18            Letter on Change in Accounting Principles from Deloitte & Touche
              LLP.

27            Financial Data Schedule (for SEC use only).

