Form 10KSB40/A
period 1996-12-31
ROBERTS REALTY INVESTORS INC
filed 1997-09-03
CIK 1011109

                    U.S. Securities and Exchange Commission

                            Washington, D.C.  20549


                               AMENDMENT NO. 2 TO

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

                               TABLE OF CONTENTS

                              FOR AMENDMENT NO. 2

                                                                      PAGE
                                                                      ----

PART I .............................................................    7

     ITEM 2.   DESCRIPTION OF PROPERTY .............................    7

PART II ............................................................   27

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .................................   27

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               PLAN OF OPERATION ...................................   28


                              -------------------

     The registrant hereby amends Item 2 of Part I and Items 5 and 6 of Part II of its annual report on Form 10-KSB by replacing the text under each of such Items in the Company's initial report on Form 10-KSB with the following text identified by the applicable Item number:


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


DEPRECIATION

     The following schedule sets forth, with respect to each of the Company's properties and the components thereof, the federal tax basis, rate, method, and life claimed with respect to such property or component thereof for purposes of depreciation. (Terms noted with an asterisk are defined in the footnote that follows the table.)

                                        Basis at               MACRS*
                                        12/31/96                Life               Convention*           Method*
                                        --------                ----               ----------            ------
Land Improvements
-----------------
Autumn Ridge                          $   246,682             15 Years             Half Year             150 DB*
Bentley Place                               5,454             15 Years             Half Year             150 DB
Crestmark Club                            757,678             15 Years             Half Year             150 DB
Highland Park                           1,014,182             15 Years             Half Year             150 DB
Ivey Brook                                767,353             15 Years             Half Year             150 DB
Plantation Trace                            8,010             15 Years             Half Year             150 DB
Preston Oaks                              869,650             15 Years             Half Year             150 DB
River Oaks                                487,229             15 Years             Half Year             150 DB
Rosewood Plantation                             0             15 Years             Half Year             150 DB
Shoppes of Plantation                      62,122             15 Years             Half Year             150 DB
Shoppes of River Oaks                      62,122             15 Years             Half Year             150 DB
Windsong                                  214,371             15 Years             Half Year             150 DB
                                      -----------

Total                                 $ 4,950,190

Buildings & Improvements
------------------------
Autumn Ridge                          $ 6,000,491            27.5 Years            Mid Month              S/L*
Bentley Place                           5,315,703            27.5 Years            Mid Month              S/L
Crestmark Club                          7,637,535            31.0 Years            Mid Month              S/L
Highland Park                           7,957,239            27.5 Years            Mid Month              S/L
Ivey Brook                              4,593,375            27.5 Years            Mid Month              S/L
Plantation Trace                        5,401,023            27.5 Years            Mid Month              S/L
Preston Oaks                            7,582,353            27.5 Years            Mid Month              S/L
River Oaks                              7,265,663            27.5 Years            Mid Month              S/L
Rosewood Plantation                     5,014,137            27.5 Years            Mid Month              S/L
Shoppes of Plantation                     630,934            31.5 Years            Mid Month              S/L
Shoppes of River Oaks                     438,990            39.0 Years            Mid Month              S/L
Windsong                                1,556,341           ACRS/19 yr*            Mid Month              S/L
                                      -----------

Total                                 $59,393,784

Furniture, Fixtures & Equipment
-------------------------------
Autumn Ridge                          $   864,881             5 & 7 Years          Half Year             200 DB*
Bentley Place                             639,568          3, 5 & 7 Years          Half Year             200 DB
Crestmark Club                            448,123          3, 5 & 7 Years          Half Year             200 DB
Highland Park                             682,521          3, 5 & 7 Years          Half Year             200 DB
Ivey Brook                                536,054          3, 5 & 7 Years          Half Year             200 DB
Plantation Trace                           73,864          3, 5 & 7 Years          Half Year             200 DB
Preston Oaks                              710,847          3, 5 & 7 Years          Half Year             200 DB
River Oaks                                129,664          3, 5 & 7 Years          Half Year             200 DB
Rosewood Plantation                       346,333          3, 5 & 7 Years          Half Year             200 DB
Shoppes of Plantation                           0
Shoppes of River Oaks                           0
Windsong                                  156,820             5 & 7 Years          Half Year             200 DB
Operating Partnership                       5,403             3 & 5 Years          Half Year             200 DB
                                      -----------

Total                                 $ 4,614,078

          GRAND TOTAL                 $68,958,052
                                      ===========


-------------------------

*"MACRS" refers to the Modified Accelerated Cost Recovery System, which is the IRS-mandated method for depreciating assets placed into service after 1986. "ACRS" refers to the Accelerated Cost Recovery System, which is the IRS-mandated method for depreciating assets placed into service after 1980 and before 1987. "Convention" refers to the IRS mandated method of when to begin depreciating the asset, as determined by the depreciable life of the asset. "Method" refers to the IRS mandated method of how to determine the depreciation rate for each year of the asset's depreciable life. "150 DB" refers to the declining balance method of depreciation calculated at 150% of the straight line method of depreciation. "200 DB" refers to the declining balance method of depreciation calculated at 200% of the straight line method of depreciation. "S/L" refers to the straight line method of depreciation.



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


     The cost of environmental compliance is not material to the Company.


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


     Other than the informal policy with respect to indebtedness as described above, the Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on the Operating Partnership's portfolio as a whole.


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


SALES OF UNREGISTERED SECURITIES

         In 1996 the Company sold the following securities that were not registered under the Securities Act:

         On March 21, 1996, the Operating Partnership acquired via merger Roberts Properties Bentley Place, L.P. ("Bentley Place, L.P."), which owned the 117-unit Bentley Place community. In connection with such merger, the Company issued 744,940 Shares valued at $9.50 per Share, or $7,076,930 in the aggregate, to the partners of Bentley Place, L.P.

         In April 1996, the Company issued 2,917 Shares to Mr. Charles R. Elliott, the Company's Chief Financial Officer, in exchange for an equal number of Units. On June 28, 1996, the Company issued 25,287 Shares to Charles S. Roberts; 21,622 Shares to James M. Goodrich (a director of the Company) and Penelope Goodrich, his spouse; and 2,279 Shares to another individual who was and is not an affiliate of the Company, in each case in exchange for an equal number of Units.

         The Company issued the Shares in each of the transactions described above in reliance upon the "intrastate" exemption from securities registrations provided under Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated by the Commission regarding intrastate offerings. The Company believes it satisfied the conditions of Rule 147 for each of the offerings. (In the acquisition of Bentley Place, L.P., a prospectus/consent solicitation statement was distributed to the partners of Bentley Place, L.P. to seek their approval of the applicable merger, and the Bentley Place Community is located in Georgia.) Based in part upon written representations of each offeree, the Company believes that all offerees were residents of the State of Georgia. The certificates evidencing the issued Shares had a Rule 147 "legend" describing the applicable restrictions on transfer printed on them, and the Company issued stop transfer instructions to its transfer agent with respect to such Shares.


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

         The Operating Partnership acquired the fully operating Plantation Trace and Windsong Communities in 1995 by issuing Units. Similarly, the Operating Partnership acquired the Crestmark Community and its 8.8 acres of adjacent undeveloped property in June 1996 by issuing Units. The Company issued Shares:
(1) in March 1995 to acquire the Ivey Brook Community, which is in the final stages of construction, (2) in July 1995 in the Cash Offering to acquire the land for and fund the development of the second phase of Plantation Trace, (3) in March 1996 to acquire the existing Bentley Place Community, (4) in March 1996 in the Cash Offering to acquire the land for and fund the development of the Howell Ferry Community, and (5) in May 1996 to fund current renovation and rehabilitation projects at Autumn Ridge and Windsong. In addition to Howell Ferry, the Operating Partnership is constructing a second phase to the existing Crestmark Community as well as developing a second phase of Plantation Trace. The Company anticipates that each Community's rental and other operating revenues will be adequate to provide short-term liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable, and capital expenditures. The Company's developments in process at December 31, 1996 are summarized as follows:

                                      TOTAL              TOTAL              ESTIMATED          ESTIMATED
                                    APARTMENT          ESTIMATED            COSTS AT           COSTS TO
                                      HOMES              COSTS              12/31/96           COMPLETE
                                      -----              -----              --------           --------
Howell Ferry                           180            $12,268,000          $1,730,000         $10,538,000
Crestmark-Phase II                      86              6,845,000           5,343,000           1,502,000
Plantation Trace-Phase II               51              4,130,000             493,000           3,637,000
                                       ---            -----------          ----------         -----------

Totals                                 317            $23,243,000          $7,566,000         $15,677,000
                                       ===            ===========          ==========         ===========

The total estimated acquisition, development, and construction cost for the Howell Ferry Community is $12,268,000, including the land acquisition cost of $1,628,000. The Company will use $2,186,000 of its working capital, along with an $8,454,000 mortgage loan (for which the Company has not yet obtained a commitment), to develop and construct Howell Ferry. Construction of the second phases of Crestmark and Plantation Trace will be funded from the Company's working capital.

         The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within twelve months) generally through its net cash provided by operations. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to satisfy applicable REIT dividend payment requirements in both the short-term and in the long-term. Improvements and renovations at existing Communities are expected to be funded from property operations.

         The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after twelve months), such as current and future developments, debt maturities, possible acquisitions, and renovations and other non-recurring capital expenditures, through the issuance of additional equity securities of the Company, the proceeds from future mortgage financings, or the issuance of Units in the Operating Partnership in connection with the acquisition of land or improved property.


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


FUNDS FROM OPERATIONS


         The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company considers Funds from Operations to be an important measure of its operating performance. While Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles ("GAAP"), Funds from Operations does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. The Company believes that in order to gain a clear understanding of its operating results, Funds from Operations should be evaluated in conjunction with net income (determined in accordance with GAAP). The following table reconciles net income (loss) to Funds from Operations (dollars in thousands).


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


                                  SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed o its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.

By: /s/ Charles R. Elliott
    --------------------------------------------
    Charles R. Elliott, Secretary, Treasurer and
    Chief Financial Officer (Principal Financial
    Officer and Principal Accounting Officer)


Date:  September 3, 1997