Form 10QSB
period 1997-09-30
ROBERTS REALTY INVESTORS INC
filed 1997-11-14
CIK 1011109

================================================================================

                    U.S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 4,186,498 shares

     Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                    ---    ---

================================================================================

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------

                                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                                 1997             1996
                                                                                              -------------  ------------
ASSETS

REAL ESTATE ASSETS - At cost: (Note 4)
   Land                                                                                       $  20,151      $  19,937
   Buildings and improvements                                                                    81,219         80,441
   Furniture, fixtures, and equipment                                                            10,161         10,429
                                                                                              ---------      ---------

                                                                                                111,531        110,807
   Less accumulated depreciation                                                                (12,092)        (8,915)
                                                                                              ---------      ---------

      Operating real estate assets                                                               99,439        101,892

   Construction-in-progress and real estate under development                                     7,074         10,230
                                                                                              ---------      ---------

      Net real estate assets                                                                    106,513        112,122

CASH AND CASH EQUIVALENTS                                                                        11,041          3,162

RESTRICTED CASH                                                                                     667            532

DEFERRED FINANCING COSTS - net of accumulated amortization of $189 and                              740            658
   $111 at September 30, 1997 and December 31, 1996, respectively

OTHER ASSETS - Net                                                                                  327            341
                                                                                              ---------      ---------

                                                                                              $ 119,288      $ 116,815
                                                                                              =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Mortgage notes payable                                                                     $  68,179      $  63,342
   Accounts payable and accrued expenses                                                          1,841          1,053
   Dividends and distributions payable                                                              981            870
   Due to affiliates (including retainage payable of $111 and
      $316 at September 30, 1997 and December 31, 1996, respectively)                             1,413          2,540
   Security deposits and prepaid rents                                                              420            462
                                                                                              ---------      ---------

      Total Liabilities                                                                          72,834         68,267

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                                  20,672         19,322
                                                                                              ---------      ---------

SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
   Common shares, $.01 par value, 100,000,000 shares authorized, 4,186,498 shares issued
      and outstanding at September 30, 1997 and December 31, 1996, respectively                      42             42
   Additional paid-in capital                                                                    29,396         29,902
   Accumulated deficit                                                                           (3,656)          (718)
                                                                                              ---------      ---------

      Total shareholders' equity                                                                 25,782         29,226
                                                                                              ---------      ---------

                                                                                              $ 119,288      $ 116,815
                                                                                              =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                                          --------------------------------
                                                                                                1997           1996
                                                                                           -------------    -----------
OPERATING REVENUES:
   Rental operations                                                                          $   4,285      $   3,980
   Other operating income                                                                           195            155
                                                                                              ---------      ---------

      Total operating revenues                                                                    4,480          4,135
                                                                                              ---------      ---------

OPERATING EXPENSES:
   Personnel                                                                                        412            370
   Utilities                                                                                        315            260
   Repairs, maintenance, and landscaping                                                            305            274
   Real estate taxes                                                                                360            303
   Management fees to related party                                                                                207
   Marketing, insurance, and other                                                                  115            161
   General and administrative expenses                                                              589            286
   Depreciation of real estate assets                                                             1,432          1,294
                                                                                              ---------      ---------

      Total operating expenses                                                                    3,528          3,155
                                                                                              ---------      ---------

INCOME FROM OPERATIONS                                                                              952            980
                                                                                              ---------      ---------

OTHER INCOME (EXPENSES):
   Interest income                                                                                  117            120
   Interest expense                                                                              (1,212)          (988)
   Gain on sale of asset                                                                          1,792
   Loss on disposal of assets                                                                       (79)
   Amortization of deferred financing costs                                                         (34)           (42)
   Other amortization expense                                                                       (10)            (5)
                                                                                              ---------      ---------

      Total other income (expenses)                                                                 574           (915)
                                                                                              ---------      ---------

INCOME BEFORE MINORITY INTEREST
   AND EXTRAORDINARY ITEMS                                                                        1,526             65

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                                    (681)           (26)
                                                                                              ---------      ---------

INCOME BEFORE EXTRAORDINARY ITEM                                                                    845             39

EXTRAORDINARY ITEM - Early extinguishment of debt, net of
   minority interest of unitholders in the Operating Partnership                                   (180)
                                                                                              ---------      ---------
NET INCOME                                                                                    $     665      $      39
                                                                                              =========      =========

PER SHARE DATA:

Income before extraordinary items                                                             $    0.20      $    0.01
                                                                                              =========      =========

Extraordinary item                                                                            $   (0.04)
                                                                                              =========

Net income                                                                                    $    0.16      $    0.01
                                                                                              =========      =========

Dividends declared                                                                            $    0.13      $ 0.11875
                                                                                              =========      =========

Weighted average common shares                                                                4,186,331      4,186,180
                                                                                              =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------------------------------

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------------
                                                                                        1997                     1996
                                                                                    -------------            ------------
OPERATING REVENUES:
   Rental operations                                                                $    12,651              $    10,639
   Other operating income                                                                   520                      384
                                                                                    -----------              -----------

      Total operating revenues                                                           13,171                   11,023
                                                                                    -----------              -----------

OPERATING EXPENSES:
   Personnel                                                                              1,281                      965
   Utilities                                                                                872                      680
   Repairs, maintenance, and landscaping                                                    799                      688
   Real estate taxes                                                                      1,093                      918
   Management fees to related party                                                         211                      551
   Marketing, insurance, and other                                                          605                      467
   General and administrative expenses                                                    1,149                      616
   Depreciation of real estate assets                                                     4,344                    3,453
                                                                                    -----------              -----------

      Total operating expenses                                                           10,354                    8,338
                                                                                    -----------              -----------

INCOME FROM OPERATIONS                                                                    2,817                    2,685
                                                                                    -----------              -----------

OTHER INCOME (EXPENSES):
   Interest income                                                                          263                      280
   Interest expense                                                                      (3,570)                  (2,733)
   Gain on sale of asset                                                                  1,792
   Loss on disposal of assets                                                              (124)
   Amortization of deferred financing costs                                                 (90)                    (119)
   Other amortization expense                                                               (26)                     (57)
   Acquisition of Roberts Properties Management, L.L.C                                   (5,900)
                                                                                    -----------              -----------

      Total other income (expenses)                                                      (7,655)                  (2,629)
                                                                                    -----------              -----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
   EXTRAORDINARY ITEM                                                                    (4,838)                      56

MINORITY INTEREST OF THE UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                           2,085                      (22)
                                                                                    -----------              -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                  (2,753)                      34

EXTRAORDINARY ITEM - Early extinguishment of debt, net of
    minority interest of unitholders in the Operating Partnership                          (185)                    (100)
                                                                                    -----------              -----------

NET LOSS                                                                            $    (2,938)             $       (66)
                                                                                    ===========              ===========

PER SHARE DATA:
Income (Loss) before extraordinary item                                             $     (0.66)             $      0.01
                                                                                    ===========              ===========

Extraordinary item                                                                  $     (0.04)             $     (0.03)
                                                                                    ===========              ===========

Net (loss)                                                                          $     (0.70)             $     (0.02)
                                                                                    ===========              ===========

Dividends declared                                                                  $     0.385              $   0.35625
                                                                                    ===========              ===========

Weighted average common shares                                                        4,186,330                3,669,229
                                                                                    ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------------------------------------------------

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    --------------------------------------
                                                                                         1997                    1996
                                                                                    -------------             -----------
OPERATING ACTIVITIES:
   Net (loss)                                                                       $    (2,938)             $       (66)
   Adjustments to reconcile net (loss) to net cash provided
     by operating activities:
     Minority interest of unitholders in the Operating Partnership                       (2,085)                      22
     Gain on sale of asset                                                               (1,792)
     Acquisition of Roberts Properties Management, L.L.C                                  5,900
     Depreciation and amortization                                                        4,417                    3,589
     Extraordinary item                                                                     185                      100
Change in assets and liabilities net of amounts acquired:
     (Increase) in restricted cash                                                         (135)                    (133)
     (Increase) decrease in other assets                                                    (12)                      99
     Increase in accounts payable and
       accrued expenses relating to operations                                              788                      635
     (Decrease) in due to affiliates relating to operations                                (278)                    (205)
     (Decrease) in security deposits and prepaid rent                                       (42)                     (11)
                                                                                    -----------              -----------

        Net cash provided by operating activities                                         4,008                    4,024
                                                                                    -----------              -----------

INVESTING ACTIVITIES:
   Proceeds from sale of asset                                                           10,083
   Acquisition and construction of real estate assets                                    (6,970)                  (8,785)
   Purchase of furniture, fixtures and equipment                                         (1,278)                     (57)
   Loss on disposal of assets                                                               124
   Cash acquired in mergers                                                                                          164
                                                                                    -----------              -----------

        Net cash provided (used) by investing activities                                  1,959                   (8,678)
                                                                                    -----------              -----------

FINANCING ACTIVITIES:
   Proceeds from mortgage notes payable                                                  10,420                   17,278
   Payoff of mortgage note on sale of property                                           (4,899)
   Principal reductions on mortgage notes payable                                          (643)                  (8,320)
   Payment of note payable to affiliate                                                                           (1,403)
   Payment of loan costs                                                                   (245)                    (309)
   Proceeds from issuance of shares                                                                                6,589
   Payment of share and unit issuance costs                                                                         (613)
   Payment of dividends and distributions                                                (2,721)                  (1,392)
                                                                                    -----------              -----------

        Net cash provided by financing activities                                         1,912                   11,830
                                                                                    -----------              -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 7,879                    7,176

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            3,162                    1,404
                                                                                    -----------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    11,041              $     8,580
                                                                                    ===========              ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

   Cash paid for interest, net of capitalized interest                              $ 3,569,929              $ 3,026,543
                                                                                    -----------              -----------


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


2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information in conformity with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto included in the Company's SEC filing on Form 10-KSB for the fiscal year ended December 31, 1996.

3.       NEW ACCOUNTING STANDARDS

         In February 1997, Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," was issued and is effective for both interim and annual periods ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share," ("APB 15") by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company intends to adopt this Statement in the fourth quarter of 1997. Application of this statement in each of the three and nine months ended September 30, 1997 and 1996 would have no impact on the EPS calculation.

         SFAS 130, "Reporting Comprehensive Income," and 131 "Disclosures About Segments of an Enterprise and Related Information," are effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no effect on the Company's results of operations or financial position.

4.       MORTGAGE NOTES PAYABLE

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

         In August 1996, the Company completed the financing of the Bentley Place Community. The mortgage note is in the amount of $4,100,000 at a fixed interest rate of 7.10% payable in monthly installments of $27,553 based on a 30-year amortization schedule. The note matures on August 15, 2006.

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

         Mortgage notes payable were secured by the following communities at September 30, 1997.


                                                        FIXED INTEREST
                                                           RATE AS OF                  PRINCIPAL OUTSTANDING
                                        MATURITY             09/30/97             09/30/97             12/31/96
                                        ------------------------------------------------------------------------

         Autumn Ridge                    04/15/06               7.13%                                  4,950,573
         Bentley Place                   08/15/06               7.10%               4,055,611          4,086,703
         Crestmark Club                  05/01/01               7.50%               9,686,732          9,786,700
         Crestmark Phase II              05/01/01               7.65%               3,994,220
         Highland Park                   02/15/03               7.30%               8,051,184          8,113,077
         Ivey Brook                      02/15/07               7.14%               6,383,523
         Plantation Trace                09/15/00               7.75%               7,803,708          7,886,172
         Preston Oaks                    10/15/02               7.21%               8,542,595          8,611,269
         River Oaks                      11/15/03               7.15%               9,174,389          9,242,639
         Rosewood Plantation             06/01/01               7.38%               6,379,817          6,446,506
         Windsong                        02/01/00               9.00%               4,107,592          4,218,747
                                                                                 -------------------------------

                                                                                  $68,179,371        $63,342,386
                                                                                 ===============================


5.       MINORITY INTEREST

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests ("Units") in the Operating Partnership. The Company's general partner interest was 55.5% and 60.2% at September 30, 1997 and December 31, 1996, respectively. Units outstanding at September 30, 1997 and December 31, 1996 were 3,363,430 and 2,773,430, respectively. Units held by the minority interest as a percentage of total Units and shares of the Company's Common Stock ("Shares") outstanding was 44.5% at September 30, 1997 and 39.8% at December 31, 1996. The minority interest of the unitholders in the Operating Partnership was $20,672,000 and $19,322,000 at September 30, 1997 and December 31, 1996, respectively. Subject to certain conditions, Units will become exchangeable for cash, or at the option of the Company, for Shares on a one-for-one basis. The minority interest of the unitholders in the Operating Partnership is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.


6.       COMMITMENTS AND CONTINGENCIES

         The holders of Units have the right to require the Operating Partnership to redeem their Units beginning when (a) the Shares are listed on a national securities exchange or Nasdaq (an "Exchange"), and
         (b) Shares issuable in redemption of Units have been registered with the SEC, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for such Units at their fair market value, which will be based upon the then current trading price of the Shares on an Exchange, or (b) to acquire such Units in exchange for Shares (on a one-for-one basis). The Company anticipates it will issue Shares in exchange for all such Units submitted. There were 3,363,430 Units outstanding at September 30, 1997 that could be exchanged for Shares, subject to the conditions described above.

         The Company enters into contractual commitments in the normal course of business related to the development and construction of real estate assets. At September 30, 1997, these commitments totaled $9,650,000 as summarized in the following table:


                                                    TOTAL                                REMAINING
                                                  CONTRACT            AMOUNT            CONTRACTUAL
                                                   AMOUNT            INCURRED           COMMITMENT
                                                  --------           --------           -----------
         Plantation Trace - Phase II             $ 3,157,000        $                   $ 3,157,000
         Howell Ferry                              8,829,000           2,336,000          6,493,000
                                                 -----------        ------------        -----------

                                                 $11,986,000        $  2,336,000        $ 9,650,000
                                                 ===========        ============        ===========

         Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.

         On September 30, 1997, the Company's Board of Directors declared a quarterly distribution in the amount of $0.13 per common Share and Unit payable on October 15, 1997 to shareholders and unitholders of record on September 30, 1997.


7.       EXTRAORDINARY ITEM

         The 1996 extraordinary item resulted from the write-off of unamortized deferred financing costs associated with the January 31, 1996 refinancing of the mortgage note secured by the Highland Park Community. The extraordinary item is net of $62,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during the nine months ended September 30, 1996.

         The 1997 extraordinary item resulted from the write-off of unamortized deferred financing costs and debt prepayment associated with the August 26, 1997 pay-off of the mortgage note secured by the Autumn Ridge Community upon the sale of the property. The extraordinary item is net of $140,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during the nine months ended September 30, 1997.


8.       SIGNIFICANT EVENTS

         On August 26, 1997, the Company completed the sale of Autumn Ridge for $10,601,000 in cash. The sale resulted in a net gain of $1,792,000. The Company acquired the Autumn Ridge Community in December 1995. Autumn Ridge is a 207-unit apartment community located in Cobb County in the Atlanta metroplitan area. Net sale proceeds were $5,045,000 after deduction for loan repayment ($5,162,000) and closing costs and prorations ($394,000). The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with the Company and the transaction was negotiated at arm's-length. Roberts Properties, Inc., an affiliate of Mr. Charles S. Roberts, the Company's President and Chief Executive Officer, was paid a consulting fee of $150,000 upon the closing of the sale of Autumn Ridge.

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

         Pro forma amounts for the three months and nine months ended September 30, 1997 and September 30, 1996, assuming the sale of Autumn Ridge and the acquisition of Roberts Properties Management, L.L.C. had taken place as of January 1 for the periods presented, are as follows (dollars in thousands except per share amounts):

                                                       Nine Months Ended                     Three Months Ended
                                                          September 30                           September 30
                                                    1997              1996                 1997               1996
                                                    ----              ----                 ----               ----
         Net income (loss)                       $   (396)           $    22             $   (164)           $    81
         Earnings (loss) per common share        $  (0.09)           $  0.01             $  (0.04)           $  0.02


9.       EARNINGS PER SHARE

         Income (loss) before extraordinary items and net income (loss) per common share for the nine months ended September 30, 1997 and September 30, 1996 have been computed by dividing income (loss) before extraordinary items and net income (loss) by the weighted average number of Shares outstanding during the periods of 4,186,330 and 3,669,229, respectively. The weighted average number of Shares outstanding during the three months ended September 30, 1997 and September 30, 1996 was 4,186,331 and 4,186,180, respectively.


10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the nine months ended September 30, 1996 and September 30, 1997 were as follows:

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

11.      SUBSEQUENT EVENTS

         The Company paid a special distribution on October 24, 1997 in the amount of $385,000 or $0.051 per common Share and Unit.

         On July 11, 1997, the Company filed a Registration Statement on Form S-3 as amended, (the "Registration Statement") with the SEC to register 3,363,430 Shares of the Company's Common Stock for resale, if and to the extent the Company elects to issue such Shares to holders of 3,363,430 Units upon the tender of such Units for redemption. The registration Statement is being reviewed by the SEC and is not effective.

         The Company has filed an application with the American Stock Exchange (the "AMEX") to list the Common Stock on the AMEX. The AMEX has approved such listing application.


         The Company has entered into a contract for sale of the apartment community known as Windsong. The contract, for a sales price of $9,750,000, is subject to the normal conditions of sale. The net book value of the property is approximately $7,861,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

Roberts Realty Investors, Inc. (the "Company) owns multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At September 30, 1997, the Company owned 10 multifamily apartment communities consisting of 2,010 apartment homes of which 254 were under development or construction. On August 26, 1997, the Company completed the sale of the 207-unit Autumn Ridge community for $10,601,000 resulting in a gain of $1,792,000. In addition, the Company has entered into a contract for the sale of the 232-unit Windsong community that is expected to close by January 1998.

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes the expectations reflected in the forward-looking statements are based on reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: occupancy rates and rents may be adversely affected by local economic and market conditions, construction costs of a new community may exceed original estimates, construction and lease-up of new communities may not be completed on schedule, and financing may not be available on favorable terms. The following discussion should be read in conjunction with the Consolidated Financial Statements of Roberts Realty Investors, Inc. and the Notes thereto appearing elsewhere herein and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996. The change in operating results for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 is due primarily to (1) the gain from the sale of Autumn Ridge, (2) the completion of leasing at Ivey Brook and the second phase of Crestmark, (3) the decrease in occupancy from 98.1% to 94.0%, and (4) higher interest expense due primarily to the financing of Ivey Brook and the second phase of Crestmark in January 1997 and July 1997, respectively. For the three months ended September 30, 1997, the Company recorded net income of $665,000 or $0.16 per share (after minority interest and extraordinary item) compared to net income of $39,000 or $0.01 per share (after minority interest) for the three months ended September 30, 1996. The Company's operating performance for all Communities is summarized in the following table:


                                                     PERCENTAGE
                                                     CHANGE FROM              THREE MONTHS ENDED SEPTEMBER 30,
                                                    1996 TO 1997                  1997                1996
                                                    ------------                  ----                ----
Total operating revenues                                  8.3%                 $4,480,000           $4,135,000
Property operating expenses (1)                          10.2%                 $1,507,000           $1,368,000
Management fees paid to related party (2)                  n/a                 $        0           $  207,000
General and administrative expenses                     105.9%                 $  589,000           $  286,000
Depreciation of real estate assets                       10.6%                 $1,432,000           $1,294,000
Average stabilized occupancy (3)                         (4.1%)                      94.0%                98.1%
Operating expense ratio (4)                               0.5%                       33.6%                33.1%

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Because the Company acquired Roberts Properties Management, L.L.C. on April 1, 1997, no management fees were paid during the three months ended September 30, 1997.
(3) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. The third quarter 1997 occupancy calculation includes (1) Ivey Brook and the second phase of Crestmark beginning in August 1997, and (2) Autumn Ridge only through July 31, 1997 due to the sale of the property in August 1997.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

Operating results for the eight communities that were fully stabilized during both the three months ended September 30, 1996 and the three months ended September 30, 1997 (the River Oaks, Rosewood Plantation, Preston Oaks, Highland Park, Plantation Trace, Windsong, Bentley Place and Crestmark phase I communities) are summarized as follows:

                                                     PERCENTAGE
                                                     CHANGE FROM                THREE MONTHS ENDED SEPT 30,
                                                    1996 TO 1997                 1997                1996
                                                    ------------                 ----                ----
Rental income                                            (3.7%)                $3,434,000           $3,567,000
Total operating revenues                                 (3.1%)                $3,586,000           $3,702,000
Property operating expenses (1)                          (2.1%)                $1,186,000           $1,212,000
Management fees paid to related party                      n/a                 $        0           $  185,000
Net operating income (2)                                 (3.6%)                $2,400,000           $2,490,000
Average stabilized occupancy (3)                         (5.5%)                      93.8%                99.3%
Operating expense ratio (4)                               0.4%                       33.1%                32.7%
Average monthly rent per unit                             3.8%                 $      827           $      797

----------------------------------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Because the Company acquired Roberts Properties Management, L.L.C. on April 1, 1997, no management fees were paid during the three months ended September 30, 1997. Therefore, net operating income for the three months ended September 30, 1996 has been adjusted to exclude management fees paid to a related party totaling $185,000.
(3) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

The following explanation compares the Company's statements of operations for the three months ended September 30, 1997 and September 30, 1996.

Rental income increased $305,000 or 7.7% from $3,980,000 for the three months ended September 30, 1996 to $4,285,000 for the three months ended September 30, 1997. This increase in rental income is due primarily to the lease-up of Ivey Brook and the second phase of Crestmark ($557,000) which was partially offset by
(1) lower rental income due to the 5.5% decline in occupancy from the eight fully stabilized communities included in the Company's portfolio during both the three months ended September 30, 1997 and September 30, 1996 ($134,000), and (2) a decrease in rental income due to the sale of Autumn Ridge ($119,000).

Property operating expenses (excluding depreciation, general and administrative expenses and management fees) increased $139,000 or 10.2% from $1,368,000 to $1,507,000. This increase in expenses is due primarily to the start of property operations at Ivey Brook ($123,000) and the second phase of Crestmark ($60,000) beginning in the fourth quarter of 1996 and the first quarter of 1997, respectively, which was partially offset by (1) lower operating expenses for the eight fully stabilized communities included in the Company's portfolio during both the three months ended September 30, 1997 and September 30, 1996 ($26,000), and (2) a decrease in operating expenses due to the sale of Autumn Ridge ($5,000). In 1997, the Company began capitalizing replacements of carpets and major appliances which previously had been expensed. Carpet and appliance replacement totaling $44,000 was expensed during the three months ended September 30, 1996 compared to $91,000 that was capitalized during the three months ended September 30, 1997. Property operating expenses as a percentage of operating revenues increased 0.5% from 33.1% for the three months ended September 30, 1996 to 33.6% for the three months ended September 30, 1997.

Depreciation expense increased $137,000 or 10.6% from $1,294,000 to $1,431,000. The increase is due primarily to the completion of construction of Ivey Brook and the second phase of Crestmark ($228,000) less the reduction in depreciation expense at Autumn Ridge ($83,000).

General and administrative expenses increased $303,000 or 105.9% from $286,000 to $589,000 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. This increase is due primarily to the following: (1) the overhead cost of managing the Company's properties internally as a result of acquiring Roberts Properties Management, L.L.C. on April 1, 1997 ($89,000), (2) the addition of administrative personnel needed to support the Company's growth ($30,000), (3) the directors and officers liability insurance policy obtained by the Company in September 1996 ($14,000), and (4) the reclassification of payroll processing fees, uniforms, professional service fees, legal and recruiting fees from the property level to general and administrative ($157,000). General and administrative expenses as a percentage of operating revenues increased from 6.9% for the three months ended September 30, 1996 to 13.1% for the three months ended September 30, 1997. The Company expects that as it continues to grow and is able to spread its general and administrative expenses over a larger revenue base, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will continue to increase in absolute terms.

Interest expense increased $224,000 or 22.7% from $988,000 to $1,212,000 due primarily to the following: (1) the financing of Bentley Place in August 1996 ($35,000), (2) the financing of Ivey Brook in January 1997 ($58,000), (3) the financing of the second phase of Crestmark in July 1997 ($64,000), and
(4)reduced capitalization of interest expense in 1997 due to a lower level of construction ($154,000). These amounts were offset by the refinancing of River Oaks at a lower interest rate in October 1996 ($43,000) and lower interest expense due to the sale of Autumn Ridge ($33,000).

On August 26, 1997, the Company completed the sale of the 207-unit Autumn Ridge community for $10,601,000 in cash. The sale resulted in a gain of $1,792,000. Net sale proceeds were $5,045,000 after deduction for loan repayment ($5,162,000) and closing costs and prorations ($394,000). The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with the Company and the transaction was negotiated at arms-length. Roberts Properties, Inc., an affiliate of Mr. Charles S. Roberts, the Company's President and Chief Executive Officer, was paid a consulting fee of $150,000 at closing.

The mortgage note payable secured by Autumn Ridge was paid in full at the closing of the sale of Autumn Ridge in August 1997, prior to its contractual maturity. Unamortized loan costs of $73,000 and a yield maintenance fee of $252,000 payable at the closing of the sale were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the three months ended September 30, 1997 was $325,000 (including the minority interests' share of $145,000).

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996. The change in operating results for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is due primarily to (1) the gain from the sale of Autumn Ridge, (2) the acquisition of Roberts Properties Management, L.L.C. on April 1, 1997, (3) the completion of leasing at Ivey Brook and the second phase of Crestmark in July 1997, (4) the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, (5) the decrease in average stabilized occupancy from 97.2% to 94.8%, and (6) higher interest expense due primarily to the financing of Bentley Place, Ivey Brook and the second phase of Crestmark in August 1996, January 1997, and July 1997, respectively, and the assumption of mortgage debt included with the acquisition of Crestmark in June 1996. For the nine months ended September 30, 1997, the Company recorded a net loss of $2,938,000 or $0.70 per share (after minority interest and extraordinary item) compared to a net loss of $66,000 or $0.02 per share (after minority interest and extraordinary item) for the nine months ended September 30, 1996. The Company's operating performance for all Communities is summarized in the following table:

                                                     PERCENTAGE
                                                     CHANGE FROM               NINE MONTHS ENDED SEPT 30,
                                                    1996 TO 1997               1997                  1996
                                                    ------------               ----                  ----
Total operating revenues                                 19.5%               $13,171,000           $11,023,000
Property operating expenses (1)                          25.1%               $ 4,650,000           $ 3,718,000
Management fees paid to related party (2)               (61.7%)              $   211,000           $   551,000
General and administrative expenses                      86.5%               $ 1,149,000           $   616,000
Depreciation of real estate assets                       25.8%               $ 4,344,000           $ 3,453,000
Average stabilized occupancy (3)                         (2.4%)                     94.8%                 97.2%
Operating expense ratio (4)                               1.6%                      35.3%                 33.7%

--------------------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Because the Company acquired Roberts Properties Management, L.L.C. on April 1, 1997, no management fees were paid to a related party subsequent to April 1, 1997.
(3) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation does not include the following: (1) Ivey Brook, which started its lease-up phase in September 1996 and had physical occupancy of 99% on September 30, 1997, and (2) the second phase of Crestmark, which started its lease-up phase in January 1997 and had physical occupancy of 98% on September 30, 1997. The calculation does include the following: (1) Highland Park beginning March 1, 1996, which is the date the community achieved stabilized occupancy, (2) Bentley Place beginning March 1, 1996 and Crestmark beginning June 1, 1996, which are the dates each community was acquired by the Company, and (3) Autumn Ridge only through July 31, 1997 due to the sale of the property in August 1997.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

Operating results for the five communities that were fully stabilized during both the nine months ended September 30, 1996 and the nine months ended September 30, 1997 (the River Oaks, Rosewood Plantation, Preston Oaks, Plantation Trace and Windsong Communities) are summarized as follows:


                                                     PERCENTAGE
                                                     CHANGE FROM                NINE MONTHS ENDED SEPT 30,
                                                    1996 TO 1997                1997                  1996
                                                    ------------                ----                  ----

Rental income                                            (0.4%)               $6,781,000            $6,811,000
Total operating revenues                                 (0.5%)               $6,996,000            $7,031,000
Property operating expenses (1)                          (0.7%)               $2,266,000            $2,283,000
Management fees paid to related party                   (66.7%)               $  117,000            $  351,000
Net operating income (2)                                 (0.4%)               $4,730,000            $4,748,000
Average stabilized occupancy (3)                         (3.0%)                     96.2%                 99.2%
Operating expense ratio (4)                              (0.1%)                     32.4%                 32.5%
Average monthly rent per unit                             3.8%                $      836            $      805

-----------------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Because the Company acquired Roberts Properties Management, L.L.C. on April 1, 1997, no management fees were paid subsequent to April 1, 1997. Therefore, net operating income has been adjusted to exclude management fees paid to a related party.
(3) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

The following explanation compares the Company's statements of operations for the nine months ended September 30, 1997 and September 30, 1996.

Rental income increased $2,012,000 or 18.9% from $10,639,000 for the nine months ended September 30, 1996 to $12,651,000 for the nine months ended September 30, 1997. The increase in rental income is due primarily to the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, and the lease-up of the Ivey Brook and the second phase of Crestmark in 1997. Rental income from the five fully stabilized communities included in the Company's portfolio during the nine months ended September 30, 1997 and September 30, 1996 decreased $30,000 due to a 3.0% decline in occupancy. The effect of lower occupancy was partially offset by a 3.8% increase in the average monthly rent per unit from $805 at September 30, 1996 to $836 at September 30, 1997.

Property operating expenses (excluding depreciation, general and administrative expenses and management fees) increased $932,000 or 25.1% from $3,718,000 to $4,650,000. The increase is due primarily to the following: (1) the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, and
(2) the commencement of property operations at Ivey Brook and the second phase of Crestmark beginning in the fourth quarter of 1996 and the first quarter of 1997, respectively. Property operating expenses as a percentage of operating revenues increased from 33.7% for the nine months ended September 30, 1996 to 35.3% for the nine months ended September 30, 1997.

General and administrative expenses increased $533,000 or 86.5% from $616,000 to $1,149,000 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to the following: (1) the overhead cost of managing the Company's properties internally as a result of acquiring Roberts Properties Management, L.L.C. on April 1, 1997, (2) the addition of administrative personnel needed to support the Company's growth, (3) the directors and officers liability insurance policy obtained by the Company in September 1996, and (4) the reclassification of payroll processing fees, uniforms, professional service fees, legal and recruiting fees from the property level to general and administrative. General and administrative expenses as a percentage of operating revenues increased from 5.6% for the nine months ended September 30, 1996 to 8.7% for the nine months ended September 30, 1997.

Interest expense increased $837,000 or 30.6% from $2,733,000 to $3,570,000. The increase is due primarily to the following: (1) the mortgage debt assumed by the Company with the acquisition of Crestmark in June 1996, and (2) the financing of Bentley Place and Ivey Brook in August 1996 and January 1997, respectively.

On August 26, 1997, the Company completed the sale of the 207-unit Autumn Ridge community for $10,601,000 in cash. The sale resulted in a gain of $1,792,000. Net sale proceeds were $5,045,000 after deduction for loan payment ($5,162,000) and closing costs and prorations ($394,000). The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with the Company and the transaction was negotiated at arms-length. Roberts Properties, Inc., an affiliate of Mr. Charles S. Roberts, the Company's President and Chief Executive Officer, was paid a consulting fee of $150,000 at closing.

On April 1, 1997, the Company acquired Roberts Properties Management, L.L.C. ("Roberts Management"), the property management company that managed the Company's multifamily apartment communities since the Company's inception. The Operating Partnership issued a total of 590,000 Units valued at $10.00 per Unit or $5,900,000 to purchase Roberts Management. The Company now manages its own properties using Roberts Management's property management systems and the property management personnel formerly employed by Roberts Management. Although the Company no longer pays 5% of gross property revenues to Roberts Management for property management services, it does bear the actual overhead cost of managing the properties internally. Because Roberts Management, a related party, managed only the properties owned by the Company, the transaction has been accounted for as the settlement of a contract and shown as an expense for the nine months ended September 30, 1997.

The mortgage note payable secured by Autumn Ridge was paid in full at the closing of the sale of Autumn Ridge in August 1997, prior to its contractual maturity. Unamortized loan costs of $73,000 and a yield maintenance fee of $252,000 payable at the closing of the sale were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the nine months ended September 30, 1997 was $325,000 (including the minority interests' share of $140,000). The mortgage note payable secured by the Highland Park Community was refinanced in January 1996, prior to its contractual maturity. The unamortized loan costs related to the mortgage note payable at the time of the refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the nine months ended September 30, 1996 was $163,000 (including the minority interests' share of $63,000).


LIQUIDITY AND CAPITAL RESOURCES

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996. Cash and cash equivalents increased $7,879,000 during the nine months ended September 30, 1997 compared to an increase of $7,176,000 during the nine months ended September 30, 1996. This increase is due to the sum of the cash flow provided by operating, financing and investing activities.

A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities decreased $16,000 or 0.4%, from $4,024,000 to $4,008,000. The additional cash flow from the operations of Bentley Place and Crestmark, which were acquired in March 1996 and June 1996, respectively, and from the recently completed Ivey Brook and Crestmark phase II communities, was offset by lower occupancy rates and rent concessions from the Company's stabilized communities. The highly competitive Atlanta apartment market is experiencing weaker market conditions during 1997 compared to 1996 due to the overbuilding of apartments in Atlanta. The Company expects the current softness in the Atlanta apartment market to continue through 1997 with market conditions improving during 1998. The Company's average physical occupancy decreased 2.4% from 97.2% during the nine months ended September 30, 1996 to 94.8% during the nine months ended September 30, 1997. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

Net cash provided by (used in) investing activities increased $10,637,000 from $(8,678,000) for the nine months ended September 30, 1996 to $1,959,000 for the nine months ended September 30, 1997. This increase is due primarily to the $10,083,000 in gross sales proceeds from the sale of Autumn Ridge in August 1997. The Company invested $8,248,000 in the construction of new communities and the purchase of furniture and equipment during the nine months ended September 30, 1997 compared to $8,842,000 for the nine months ended September 30, 1996. The Company made no acquisitions for cash of existing apartment communities during these periods.

Net cash provided by financing activities decreased $9,918,000 from $11,830,000 for the nine months ended September 30, 1996 to $1,912,000 for the nine months ended September 30, 1997. This decrease is due primarily to (1) net proceeds of approximately $6,000,000 from the sale of 443,675 Shares in March 1996 and an additional 255,500 Shares in May 1996, (2) the payment of $1,403,000 to an affiliate of a note payable assumed in the acquisition of Crestmark in June 1996, (3) a higher level of net borrowings associated with the financing of Ivey Brook for $6,420,000 in January 1997 and the second phase of Crestmark for $4,000,000 in July 1997 compared to the financing of Autumn Ridge for $5,000,000 in March 1996 and Bentley Place for $4,100,000 in August 1996, (4) the payoff of the mortgage note secured by Autumn Ridge, and (5) the payment of three quarterly distributions on Shares and Units during the nine months ended September 30, 1997 compared to the payment of the Company's first two quarterly distributions in April and July 1996.

The Operating Partnership acquired (1) the fully operating Bentley Place community in March 1996 by issuing Shares, and (2) the fully operating Crestmark community and its 8.8 acres of adjacent undeveloped property in June 1996 by issuing Units. Similarly, the Company issued Shares in March 1996 in an offering of Shares for cash to acquire the land for and fund the development and construction of the Howell Ferry community which began in April 1997. The total estimated acquisition, development and construction cost for Howell Ferry is $13,300,000, including the land acquisition cost of $1,628,000. The Company will use $3,272,000 of its working capital, along with an $8,400,000 mortgage loan (for which the Company signed a commitment on November 4, 1997 with Nationwide Life Insurance), to develop and construct Howell Ferry.

The Operating Partnership is also developing a 50-unit second phase to Plantation Trace and a 24-unit second phase to Preston Oaks. Construction of the second phase of both Plantation Trace ($3,157,000) and Preston Oaks ($1,400,000) will be funded from the Company's working capital.

The Company anticipates that each Community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. The Company expects to meet its other short-term liquidity requirements generally through its net cash provided by operations, which it believes will be adequate to meet its operating requirements in both the short-term and in the long-term (greater than 12 months). Improvements and renovations at existing Communities are also expected to be funded from property operations. The Company expects to meet its long-term liquidity requirements including future developments, debt maturities and possible acquisitions, through the issuance of additional equity securities of the Company and the proceeds from future mortgage financings and property sales.

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

The Company's existing mortgage indebtedness will require balloon payments coming due over the years 2000 to 2007 as summarized below:

                                2000               $11,253,000
                                2001                19,116,000
                                2002                 8,025,000
                                2003                16,057,000
                                2006                 3,554,000
                                2007                 5,571,000
                                                   -----------

                               Total               $63,576,000
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

Management believes that these sources of debt financing, equity capital, operating cash flow and working capital of the Company will provide the liquidity and adequate capital resources to begin and complete its planned development and construction activities. The Company expects liquidity and capital resources for additional acquisition and development activities to be provided by a combination of secured long-term borrowing and issuance of equity securities.

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company considers Funds from Operations ("FFO") to be an important measure of its operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by generally accepted accounting principles ("GAAP"), FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. The Company believes that in order to gain a clear understanding of its operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). The following table reconciles net income (loss) to FFO.

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                    1997            1996               1997             1996
                                                    ----            ----               ----             ----
Net income (loss)                                $   665,000    $    39,000         $(2,938,000)    $  (66,000)
Minority interest of Unitholders                     681,000         26,000          (2,085,000)        22,000
Extraordinary item                                   180,000                            185,000        100,000
Acquisition of RPM                                                                    5,900,000
Gain on sale of asset                             (1,792,000)                        (1,792,000)
Loss on disposal of assets                            79,000                            124,000
Amortization (real estate related)                    10,000          5,000              26,000         57,000
Depreciation expense                               1,432,000      1,294,000           4,344,000      3,453,000
                                                 -----------     ----------         -----------     ----------

Funds From Operations                            $ 1,255,000     $1,364,000         $ 3,764,000     $3,566,000

Weighted average Shares and Units
      outstanding during the period                7,549,761      6,959,759           7,355,254      6,003,478

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Such adoption had no material effect on the financial statements.

In February 1997, SFAS No. 128, "Earnings Per Share", was issued and is effective for both interim and annual periods ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share", ("APB 15") by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company intends to adopt this Statement in the fourth quarter of 1997. Application of this Statement in each of the three and nine months ended September 30, 1997 and 1996 would have no impact on the EPS calculation.

SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", are effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statements will have no effect on the Company's results of operations or financial position.


INFLATION

Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable the Company to seek increases in rents after the expiration of each lease. Additionally, the construction contract for Howell Ferry is based upon a fixed price and equals substantially all of the anticipated construction costs. The short-term nature of these leases and the fixed price construction contract serve to reduce the risk to the Company of the adverse effects of inflation.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required by Item 601 of Regulation S-B are described in the following Index to Exhibits and are filed as part of this report on Form 10-QSB.

     Exhibit No.    Description
     -----------    -----------

     10.1 Agreement for Sale and Purchase of Improved Property dated April 14, 1997, by and between Roberts Properties Residential, L.P. and ACG Partnership Holdings, L.P.

     10.2 Deed to Secure Debt, Assignment of Leases and Rent and Security Agreement dated July 17, 1997 by and between Roberts Properties Residential, L.P. and The Canada Life Assurance Company.

     10.3           Real Estate Note in the amount of $4,000,000 dated July 17,
                    1997.

     10.4 Sales Contract dated July 30, 1997 by and between Roberts Properties Residential, L.P. and Great Bear Investment Company.

       27           Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROBERTS REALTY INVESTORS, INC.

Date: November 14, 1997            By:    /s/ Charles S. Roberts
                                      -------------------------------------
                                      Charles S. Roberts, Chairman of the
                                      Board, Chief Executive Officer, and
                                      President



Date: November 14, 1997            By:    /s/ Charles R. Elliott
                                      -------------------------------------
                                      Charles R. Elliott
                                      Chief Financial Officer

                                 EXHIBIT INDEX

     The exhibits required by Item 601 of Regulations S-B are described in this Index to Exhibits and are filed as part of this report on Form 10-QSB.

     Exhibit No.    Description
     -----------    -----------

     10.1 Agreement for Sale and Purchase of Improved Property dated April 14, 1997, by and between Roberts Properties Residential, L.P. and ACG Partnership Holdings, L.P.

     10.2 Deed to Secure Debt, Assignment of Leases and Rent and Security Agreement dated July 17, 1997 by and between Roberts Properties Residential, L.P. and The Canada Life Assurance Company.

     10.3           Real Estate Note in the amount of $4,000,000 dated July 17,
                    1997.

     10.4 Sales Contract dated July 30, 1997 by and between Roberts Properties Residential, L.P. and Great Bear Investment Company.

       27           Financial Data Schedule (for SEC use only).