Form 10KSB40
period 1997-12-31
ROBERTS REALTY INVESTORS INC
filed 1998-03-30
CIK 1011109

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31,1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                to
                                            --------------    ------------

                          (Commission File No. 0-28048)

                         Roberts Realty Investors, Inc.
                 (Name of small business issuer in its charter)

              Georgia                                58-2122873
  (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)            Identification Number)


 8010 Roswell Road, Suite 120, Atlanta, Georgia              30350
    (Address of principal executive offices)               (Zip Code)

    Issuer's telephone number:(770) 394-6000

    Securities registered under Section 12(b) of the Act:  None

  Title of each class:              Name of each exchange on which registered:
          N/A                                            N/A

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                (Title of Class)

                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --     --

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [|X|]

         State issuer's revenues for its most recent fiscal year. $17,508,000

         State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $33,453,205

             Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,533,565 (as of March 20,
1998)

         Transitional Small Business Disclosure Format (Check One):

Yes      No  X
    ---     ---

         Documents Incorporated by Reference. Certain information required by
Part III is omitted from this report and will be incorporated by reference from the registrant's definitive proxy statement to be filed not later than 120 days after the end of the financial year covered by this report pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.................................................................     1

         ITEM 1.      DESCRIPTION OF BUSINESS..........................     1

         ITEM 2.      DESCRIPTION OF PROPERTY..........................     6

         ITEM 3.      LEGAL PROCEEDINGS................................    24

         ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.................................    24

PART II................................................................    25

         ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS..............................    25

         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                      PLAN OF OPERATION................................    26

         ITEM 7.      FINANCIAL STATEMENTS.............................    34

         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.......................................    34

PART III...............................................................    34

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT ...............    34

         ITEM 10.     EXECUTIVE COMPENSATION...........................    34

         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT............................    34

         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS.....................................    35

         ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.................    35

                               -------------------

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and the Company's other filings with the Securities and Exchange Commission, including the "Risk Factors" section of the prospectus included in the Company's Registration Statement on Form S-3 (Registration number 333-31117), as declared effective by the Securities and Exchange Commission on December 8, 1997 (the "S-3 Registration Statement"). If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Part II, Item 6. Management's Discussion and Analysis or Plan of Operation - Disclosure Regarding Forward-Looking Statements."


                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

General

         Roberts Realty Investors, Inc. (the "Company") owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a "REIT"). The Company conducts its business through Roberts Properties Residential, L.P. (the "Operating Partnership"), a Georgia limited partnership. The Company owns a 60.0% interest in the Operating Partnership and is its sole general partner. References in this report to the Company's strategies or intentions assume that the Company will continue to conduct its business in this organizational structure, which is sometimes called an "umbrella partnership" or "UPREIT."

         At March 25, 1998 the Company owns nine multifamily apartment communities (the "Communities") containing a total of 1,778 apartment homes. The eight existing Communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Bentley Place, Crestmark and Ivey Brook, containing a total of 1,524 apartment units, are stabilized; and the 180-unit Bradford Creek Community, a 24-unit second phase of Preston Oaks and a 50-unit second phase of Plantation Trace are now under construction. (The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction.) Three additional multifamily apartment communities anticipated to total 875 apartment homes are in the development stage.

         As of December 31, 1997, the Company owned nine stabilized Communities containing a total of 1,756 apartment homes that had a physical occupancy rate of 94.6%. The Company sold the 232-unit Windsong Community on January 9, 1998.

         All of the Communities are located in metropolitan Atlanta, and all (other than the 24-unit second phase of Preston Oaks) were or are to be developed and constructed by affiliates of Mr. Charles S. Roberts, the Chairman of the Board, Chief Executive Officer and President of the Company. The Operating Partnership also owns two retail centers totaling 15,698 square feet.

         The Company is a Georgia corporation formed in July 1994 and expects to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level, allowing shareholders to participate in real estate investments without the "double taxation" of income (i.e., at both the corporate and shareholder levels) that generally results from investment in shares of a corporation. To maintain its qualification as a REIT, the Company must, among other things, distribute annually to its shareholders at least 95% of its taxable income, subject to certain deductions, exclusions and additions. The Company's Common Stock is traded on the American Stock Exchange under the symbol "RPI."

         The Company has engaged and expects to engage certain entities owned by Mr. Roberts to perform services for the Operating Partnership. These entities are Roberts Properties, Inc. ("Roberts Properties"), Roberts Properties Group, L.L.C. ("Roberts Group"), and Roberts Properties Construction, Inc. ("Roberts Construction"), which are sometimes hereinafter collectively referred to as the "Roberts Companies."

         The Company's executive offices are located at 8010 Roswell Road, Suite 120, Atlanta, Georgia 30350, and its telephone number is (770) 394-6000. At March 23, 1998, the Company had 44 employees, all of whom are full-time employees.

History

         October 1994 Consolidation - River Oaks, Rosewood Plantation, Preston Oaks and Highland Park Communities. The Company assembled its initial portfolio of four Communities in October 1994 in the simultaneous mergers of four limited partnerships into the Operating Partnership (the "October 1994 consolidation"). All four partnerships were originally sponsored by Mr. Charles S. Roberts. Upon consummation of the October 1994 consolidation, which received the consent of at least 92% in interest of the limited partners in each of the four partnerships, the Company's assets consisted of a 53.8% general partner interest in the Operating Partnership, which acquired the four Communities. The partners of the four limited partnerships received a total of 1,043,647 shares of the Company's Common Stock, par value $.01 per share (the "Shares" or the "Common Stock"), and 1,035,553 units of limited partnership interest in the Operating Partnership ("Units") valued at $8.50 per Share/Unit, or $17,673,200 in the aggregate.

         Ivey Brook Community. In March 1995 after receiving the consent of 98% in interest of the limited partners of Roberts Properties Holcomb Bridge, L.P., the Operating Partnership acquired the assets of such partnership, which had previously acquired 11.8 acres of undeveloped land and raised the equity to develop and construct a 146-unit apartment community - now named Ivey Brook -in Gwinnett County, Georgia. The Company issued 609,873 Shares valued at $8.50 per Share, or $5,183,921 in the aggregate, to the partners of Roberts Properties Holcomb Bridge, L.P.

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

         June-August 1995 Offering of Shares for Cash. In an offering conducted from June 12, 1995 through August 25, 1995, the Company sold through Spalding & Company an aggregate of 736,000 Shares at a price of $9.00 per Share. Aggregate net proceeds of the offering were $5,988,080. On July 21, 1995 at the initial closing of the offering, the Operating Partnership purchased 12.33 acres of land adjacent to Plantation Trace from Roberts Properties. Construction of a 50-unit second phase of Plantation Trace on such land is anticipated to be completed in 1998. The remaining offering proceeds were used in December 1995 to fund the acquisition of the Autumn Ridge Community as described below.

         Windsong. In September 1995 after receiving the consent of 98% in interest of the limited partners of Roberts Properties-St. Simons, Ltd., the Operating Partnership acquired Windsong, a 232-unit apartment community located on St. Simons Island, Georgia, in exchange for 476,931 Units valued at $9.25 per Unit, or $4,411,612 in the aggregate, issued to the partners of Roberts Properties-St. Simons, Ltd. The Company sold Windsong on January 9, 1998 for $9,750,000, which resulted in net sales proceeds of $5,194,000.

         Autumn Ridge. On December 15, 1995, the Operating Partnership acquired Laurelwood, a 207-unit apartment community that the Company renamed Autumn Ridge, from an independent third party for $7,775,000 in cash. The Operating Partnership funded the acquisition out of its available cash and did not assume or obtain any debt in connection with the acquisition. The Company completed a $1,668,000 redevelopment program at Autumn Ridge in 1997 that included new carpet, appliances, HVAC units, kitchen flooring and other interior finishes, as well as new roofs, landscaping and other exterior improvements. The Company sold Autumn Ridge on August 26, 1997 for $10,601,000, which resulted in net sale proceeds of $5,045,000.

         Offering of Shares for Cash. On May 7, 1996 the Company closed an "intrastate" offering in which it sold 699,175 Shares for $9.50 per Share (the "Cash Offering"). Upon the initial closing of the offering on March 29, 1996, the Operating Partnership paid Roberts Properties, Inc. $1,628,000 to purchase approximately 22.5 acres of land in northeast metropolitan Atlanta and to develop and construct the 180-unit Bradford Creek Community (formerly referred to as the Howell Ferry community) on such property. The Company used the remaining net offering proceeds of approximately $4,426,000 for general corporate purposes.

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

         Crestmark. In June 1996 after receiving the consent of 85% in interest of the limited partners of The Crestmark Club, L.P. ("Crestmark, L.P."), the Operating Partnership acquired the 248-unit Crestmark Community and 8.8 acres of adjacent undeveloped property on which the Company subsequently constructed an 86-unit second phase of Crestmark. Crestmark, L.P. was merged into the Operating Partnership in consideration of the issuance of 746,715 Units valued at $9.75 per Unit, or $7,280,471 in the aggregate, to the partners of Crestmark, L.P.

         Retail Centers. In addition to the 7,350 square foot Shoppes of Plantation retail center acquired along with Plantation Trace as described above, in December 1994 the Operating Partnership acquired a .86 acre parcel of property located in front of the River Oaks Community for $296,693 in cash, and the construction of an 8,348 square foot, one story office/retail building was completed in August 1995. In December 1995 the Operating Partnership sold The Shoppes of Crestmark, a 7,078 square foot retail shopping center in Douglas County, Georgia, for $940,000. The Company used the net proceeds of approximately $903,000 for general corporate purposes. The Operating Partnership had exchanged 104,478 Units valued at $8.50 per Unit, or $888,063 in the aggregate, for The Shoppes of Crestmark in January 1995.

         The October 1994 consolidation and the Ivey Brook, Plantation Trace, Windsong, Bentley Place, and Crestmark acquisitions were all structured as statutory mergers under Georgia law in which the applicable limited partnerships were merged into the Operating Partnership in exchange for Shares or Units that were disbursed to the partners of such partnerships pursuant to the terms of the merger agreements. (Out-of-state limited partners received cash in lieu of Shares or Units.)

The Operating Partnership

         The Company conducts its business and owns all of its real estate assets through Roberts Properties Residential, L.P., referred to in this report as the Operating Partnership. The Company controls the Operating Partnership as its sole general partner. The Board of Directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. The Company's ownership interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership generally in proportion to its ownership percentage. The holders of Units (other than the Company) are: the former limited partners in the limited partnerships that were merged into the Operating Partnership; Mr. Roberts; and the former owner of The Shoppes of Crestmark.

         Holders of Units in the Operating Partnership (sometimes referred to in this report as "Unitholders") have the right to require the Operating Partnership to redeem their Units, provided that the Company's articles of incorporation limit ownership by any one holder to 6% of the outstanding Shares (other than by Mr. Roberts, who is limited to 25%). Unitholders cannot redeem if doing so would violate such ownership limits. A Unitholder who submits Units for redemption will receive, at the election of the Company, either an equal number of Units or cash in the amount of the average of the daily market prices of the Common Stock for the 10 consecutive trading days prior to the date of submission multiplied by the number of Units submitted. The Company has adopted a policy of acquiring Units in exchange for Shares rather than cash except as required to comply with federal and state securities laws. The Company also has the right at its election to purchase all outstanding Units from Unitholders in exchange for Shares.

         Whenever the Company issues Shares of Common Stock (or Preferred Stock), the Company is obligated to contribute the net proceeds from such issuance to the Operating Partnership, and the Operating Partnership is obligated to issue the same number of Units, or other interests, to the Company. The Operating Partnership Agreement permits the Operating Partnership, without the consent of the Unitholders, to sell additional Units or other partnership interests and add limited partners.

Growth Strategies

         The Company's business objectives are to maximize the current return to its shareholders through increases in cash flow and to increase long-term total returns to its shareholders through appreciation in the value of the Common Stock. The Company intends to manage its Communities intensively to seek to maximize current and long-term income and to increase the value of its assets, to develop high quality apartment communities for long-term ownership and to acquire existing apartment communities where opportunities for favorable investment returns exist. The Company is committed to achieving these objectives by pursuing the following growth strategies and by engaging third parties, including the Roberts Companies, for assistance as appropriate:

   - Maximize cash flow from operations of the Communities - by seeking through intensive management to maintain high occupancy levels, obtain regular rent increases, manage resident turnover efficiently and control operating expenses.

   - Develop new multifamily apartment communities in Georgia, North Carolina, Florida and other locations in the Southeast consistent with management's historical policies of constructing and effectively managing high quality multifamily communities for long-term income and value enhancement.

   - Acquire additional multifamily communities in Georgia, North Carolina, Florida and other locations in the Southeast where, in the judgment of the Board of Directors, the Company's business strengths have the potential to increase property values and opportunities exist for enhanced investment returns.

   - Pursue additional offerings of debt or equity securities to raise funds to pursue the foregoing management, development and acquisition growth strategies, each of which is discussed in more detail below.

         Property Management Strategy. The Company believes that managing its Communities intensively is a fundamental element of its growth strategy. As of March 23, 1998, Roberts Properties Management ("Roberts Management," the Company's management division) employed 41 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians, and accounting personnel. In April 1995, the predecessor of Roberts Management was selected as the Property Management Company of the Year by the National Association of Home Builders' National Council of the Multifamily Industry. The Company believes that Roberts Management's depth will enable it to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of the Communities. Roberts Management's strategy will continue to be (i) to increase the average occupancy and rental rates as market conditions permit, (ii) to minimize resident turnover through strict review of creditworthiness and ability to meet lease obligations and (iii) to continue to monitor operating expenses to increase net operating income at each of the Communities.

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

         Roberts Properties has traditionally performed the development function for limited partnerships sponsored by Mr. Roberts. Roberts Properties is performing that function for the Operating Partnership with respect to the Bradford Creek Community and the second phases of Plantation Trace and Preston Oaks. Roberts Properties is also performing development work on three multifamily apartment communities totaling 875 apartment homes to be constructed in Fulton and Gwinnett Counties in north metropolitan Atlanta. The properties on which those communities are to be constructed are currently owned by Roberts Properties or an entity formed by Mr. Roberts or his affiliates, and the Company has not yet purchased those properties. No assurances can be given that the Company will ultimately acquire those properties and develop and construct the three communities. The Company expects that Roberts Properties will continue to perform development work for the Company for additional projects in the future. The Company may seek to perform its own development activities by engaging its own employees or by acquiring Roberts Properties.

         During the past 13 years, the Roberts Companies have developed, constructed and/or managed over 3,300 residential units. The Company believes that the number and quality of the apartment units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies' experience with the development, construction and financing process will minimize the barriers to new development often faced by less experienced developers and national developers attempting to enter the Atlanta market. Although the experience of the Roberts Companies will be most helpful to the Company in the Atlanta area, the Company believes that such experience will also enable the Company to develop multifamily apartment communities in other areas in the Southeast. In such event the Company may, however, seek experienced local real estate professionals to assist in developing communities with the standards and features developed in the competitive Atlanta market.

         Although the Company presently intends to engage the Roberts Companies in its development activities, the Company may hire other development or construction companies in Atlanta and elsewhere if it deems it to be in the Company's best interests to do so. The most likely development scenario for the Operating Partnership is for it to acquire properties already under development from Roberts Properties and/or an entity formed by Mr. Roberts or his affiliates. As noted above, the Company expects to follow this procedure in connection with the three apartment communities that are now in the development stage. The Company may engage the Roberts Companies to develop properties on a fee basis; the Company may enter into joint venture agreements with the Roberts Companies; or the Company may acquire communities developed by the Roberts Companies and owned by other affiliates of Mr. Roberts. The Company may also enter into any such arrangements with independent third parties.

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

         For information regarding the development and construction of Bradford Creek and second phases of Plantation Trace and Preston Oaks, see "Part I, Item 2, Description of Property."

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

         Summary. Consistent with the Company's overall growth strategies, the Company intends to continue to evaluate and initiate development and acquisition opportunities. Although acquisition and development activities are presently concentrated in the Atlanta metropolitan area, the Company intends to grow its investment grade portfolio by developing, constructing and acquiring high quality, well-located apartment communities in Georgia, North Carolina, Florida and other locations in the Southeast.

ITEM 2.       DESCRIPTION OF PROPERTY.

General

         At March 25, 1998 the Company owns nine multifamily apartment communities (the "Communities") containing a total of 1,778 apartment homes. The eight existing Communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Bentley Place, Crestmark and Ivey Brook, containing a total of 1,524 apartment units, are stabilized; and the 180-unit Bradford Creek Community, a 24-unit second phase of Preston Oaks and a 50-unit second phase of Plantation Trace are now under construction or development. (The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or
(b) one year after completion of construction.) As described above in "Part I,
Item 1, Description of Business - Growth Strategies - Development Strategy," three additional multifamily apartment communities in north metropolitan Atlanta that are anticipated to total 875 apartment homes are in the development stage. The properties on which those communities are to be constructed are currently owned by Roberts Properties or an entity formed by Mr. Roberts or his affiliates, and the Company has not yet purchased those properties.

         As of December 31, 1997, the Company owned nine stabilized Communities containing a total of 1,756 apartment homes that had a physical occupancy rate of 94.6%. The Company sold the 232-unit Windsong Community on January 9, 1998.

         The Company believes that the demand for multifamily housing in Atlanta will increase due to Atlanta's growing population. According to the Atlanta Regional Commission (the "ARC"), both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. (The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region.) Based upon information provided by the ARC and the U.S. Census Bureau, the population of the Atlanta metropolitan area is projected to grow 40.9% for the period from 1990 to 2010. According to the Georgia Department of Labor, as of January 1, 1998, the metropolitan Atlanta unemployment rate was 3.0%, which is below the Georgia unemployment rate of 3.7% and the U.S. unemployment rate of 5.2%.

         According to the ARC, the population of metropolitan Atlanta increased by 50.14% from 1980 to 1995, and nine metropolitan Atlanta counties rank among the nation's top 50 fastest growing counties. As reported by the ARC, the Atlanta metropolitan area currently has a population of approximately 3,033,400, making it one of the largest metropolitan areas in the country and the largest in the Southeast.

         Certain basic information regarding the Communities and the retail centers is summarized in the table on following page.

                                                          The Communities

                                                                                                December 1997
                                       Year                                                 Average Rental Rates   Average Physical
                                     Completed    Number    Approximate       Average       --------------------   Occupancy for the
                                     or to be       Of     Rentable Area     Unit Size                Per Square    12 Months Ended
      Community           Location   Completed    Units    (Square Feet)   (Square Feet)    Per Unit     Foot        Dec. 31, 1997
      ---------           --------   ---------    -----    -------------   -------------    --------     ----      ----------------

Existing Communities:

  Plantation Trace      Atlanta, GA    1990        182        229,202          1,259          $861        $0.68           93.0%

  River Oaks            Atlanta, GA    1992        216        276,046          1,278          $899        $0.70           95.9%

  Bentley Place         Atlanta, GA    1993        117        108,328            926          $749        $0.81           96.9%

  Crestmark             Atlanta, GA    1993        334        360,284          1,079          $802        $0.74          N/A(1)

  Rosewood Plantation   Atlanta, GA    1994        152        192,352          1,265          $900        $0.71           97.3%

  Preston Oaks          Atlanta, GA    1995        189        235,532          1,246          $965        $0.77           97.5%

  Highland Park         Atlanta, GA    1995        188        231,634          1,232          $905        $0.73           95.7%

  Ivey Brook            Atlanta, GA    1997        146        197,067          1,350          $963        $0.71           N/A(2)

Communities Under Construction:

  Second Phase of
  Preston Oaks          Atlanta, GA    1998         24         23,016            959           N/A         N/A            N/A

  Second Phase of
  Plantation Trace      Atlanta, GA    1998         50         81,754          1,635           N/A         N/A            N/A

  Bradford Creek        Atlanta, GA    1998        180        244,889          1,360           N/A         N/A            N/A
                                                   ---      ---------          -----

  Total/Average                                  1,778      2,180,104          1,226
                                                 =====      =========          =====

------------------

                                                       Retail Centers                                   Average
                                                                                                       Occupancy
                                                        Approximate           December 1997            for the 12
                                          Year         Rentable Area      Average Rental Rates        Months Ended
      Retail Center      Location      Completed       (Square Feet)         Per Square Foot         Dec. 31, 1997
      -------------      --------      ---------       -------------         ---------------         -------------
        Shoppes of
        Plantation      Atlanta, GA       1992             7,350                 $16.61                  78.7%

        Shoppes of
        River Oaks      Atlanta, GA       1995             8,348                 $16.00                  76.3%
                                                          ------

      Total                                               15,698
                                                          ======


(1) The 86-unit second phase of Crestmark completed its lease-up phase in September 1997, and its 12 month historical occupancy percentage is not comparable. The physical occupancy rate for the entire Crestmark Community as of December 31, 1997 was 86.5%.
(2) Ivey Brook completed its lease-up phase in August 1997, and its 12 month historical occupancy percentage is not comparable. Its physical occupancy rate as of December 31, 1997 was 98.6%.

         Certain annual operating data regarding the Company's stabilized Communities at December 31, 1997 are summarized in the following table (with the second phase of Crestmark described separately for this purpose and Windsong omitted due to its sale in January 1998). Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy of the applicable Community calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized, because the applicable Community was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period. Throughout this table, "N/A" means "not applicable," i.e., no unit in the Community was available to be occupied during the relevant year.

                                      Physical Occupancy Rate                Average Effective Annual Rental Rates
                                                          1993             1994            1995           1996              1997
              Month                                       ----             ----            ----           ----              ----
            Completed                                  Per
             Initial                                   ---    Per      Per    Per     Per      Per    Per      Per      Per     Per
Community    Leaseup  1993  1994  1995  1996    1997   Unit  Sq. Ft.   Unit  Sq. Ft.  Unit   Sq. Ft.  Unit   Sq. Ft.   Unit  Sq. Ft.
---------    -------- ----  ----  ----  ----    ----   ----  -------   ----  ------   ----   -------  ----   -------   ----  -------
Plantation     9/90    98%   98%   98%    99%    93%    $750   $0.59   $775   $0.61    $786    $0.62   $821    $0.65    $850  $0.67
Trace

River          2/93   100%*  98%   99%    98%    96%    $772*  $0.61*  $787*  $0.62    $820    $0.64   $859    $0.67    $886  $0.69
Oaks

Rosewood       5/94    22%  100%*  99%    99%    97%    N/A    $0.62*  $796*  $0.63*   $814    $0.64   $858    $0.68    $887  $0.70
Plantation

Preston        8/95   N/A   N/A   100%*   99%    97%    N/A    N/A      N/A   N/A      $885    $0.71*  $892    $0.72    $945  $0.76
Oaks

Highland       3/96   N/A   N/A    68%    96%*   96%    N/A    N/A      N/A   N/A      $819*   $0.67*  $805    $0.65    $887  $0.72
Park

Bentley        9/93   N/A   N/A    99%    99%    97%    N/A    N/A     $684   $0.74*   $675    $0.73   $709    $0.77    $740  $0.80
Place (1)

Crestmark(2)   4/94    75%   98%*  99%    98%    87%    N/A    N/A     $688   $0.67*   $688    $0.67   $736    $0.72    $782  $0.76


Ivey           8/97   N/A   N/A   N/A     27%*   98%*   N/A    N/A      N/A   N/A       N/A    N/A     $925*   $0.69*   $955  $0.71
Brook(3)

Second
Phase of       9/97   N/A   N/A   N/A     N/A    96%*   N/A    N/A      N/A   N/A       N/A    N/A      N/A    N/A      $845* $0.69*
Crestmark(4)

------------------
(1) The Company acquired Bentley Place in March 1996 as described elsewhere in this report.
(2) The Company acquired Crestmark in June 1996 as described elsewhere in this report.
(3) Ivey Brook completed its lease-up phase in August 1997, and its occupancy as of December 31, 1997 was 98%.
(4) Phase II of Crestmark completed its lease-up phase in September 1997, and its occupancy as of December 31, 1997 was 96%.

         As described below, the Communities are located in five submarkets of the Atlanta metropolitan area. Each heading identifies the Community or Communities within the specified submarket. Population and employment data provided for each submarket were in each case obtained from the ARC. Multiple Communities are located in each of the Duluth, Peachtree Corners and Perimeter Center/North Springs submarkets, thus those Communities compete not only with unaffiliated apartment communities but also with each other. Please see "Summary of Debt Secured by the Communities," which follows the description of the individual Communities, for an explanation of the terms of the Company's secured indebtedness.

Duluth Area - Plantation Trace, River Oaks, and Bradford Creek Communities

         Duluth. The City of Duluth is located in northwest Gwinnett County, which from 1985 until 1990 ranked first in the nation in growth among counties with a population of more than 100,000. Since 1980, Gwinnett's population has increased 118% to a current level of 362,800. Gwinnett's strong employment base, transportation networks, excellent public education system and affordable home prices are factors that contribute to the county's remarkable growth. Home to more than 247 international firms and over 700 manufacturing and high technology firms that generate many of its 182,300 jobs, Gwinnett leads all metropolitan Atlanta counties in percentage employment growth, increasing 181% since 1980. Duluth has exceeded even Gwinnett County as a whole in percentage of population growth; its population has increased 223% since 1980. Duluth is located near I-85 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

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

         Plantation Trace has a variety of floorplans, including 28 one bedroom units ranging from 901 to 929 square feet, 48 two bedroom standard and 66 two bedroom roommate units ranging from 1,228 to 1,298 square feet, and 40 three bedroom units ranging from 1,471 to 1,494 square feet. The weighted average unit size is 1,259 square feet. As of December 31, 1997, the Community was 94% occupied and rental rates ranged from $690 to $1,010 per month, with a weighted average monthly rent of $861 per unit and $0.68 per square foot. Local real estate taxes were $161,000 in 1997.

         50-Unit Second Phase of Plantation Trace. A second phase of 50 apartment units ("Phase II") now under construction on 12.33 acres adjacent to Plantation Trace is expected to be completed in 1998. Phase II will contain 7 one bedroom units of approximately 966 square feet each, 6 two bedroom units of approximately 1,433 square feet each, 18 two bedroom townhouses of approximately 1,490 square feet each, 12 three bedroom townhouses of approximately 1,948 square feet each, 7 four bedroom townhouses of approximately 2,314 square feet each, and 33 garages of 200 square feet each. The anticipated monthly rental rates are $775 for a one bedroom apartment, $950 for a two bedroom apartment, $975 for a two bedroom townhouse, $1,250 for a three bedroom townhouse, and $1,350 for a four bedroom townhouse, resulting in a weighted average monthly rent of $1,063 per unit and $0.65 per square foot. Roberts Properties is developing Phase II for the Operating Partnership and may, at its discretion, change the unit mix or site plan, provided that any material change must be approved by the Company's Board of Directors.

         The architectural style, land planning, landscaping and amenities of Phase II are expected to be similar to those of the Company's other Communities. A modern fitness and exercise facility and a second free-form swimming pool will be added to the existing amenities at Plantation Trace. The fitness facility to be located on the Phase II property will be approximately 1,088 square feet in size, with individual aerobics equipment and workout stations similar to the exercise facilities at the Company's other Communities. Phase II will also provide the Plantation Trace Community direct access to the Chattahoochee River, as well as to jogging trails and nature areas to be developed around the existing lake and along the river.

         The construction of Phase II will be completed pursuant to a cost-plus 10% construction contract with Roberts Construction providing for 5% profit and 5% overhead. The total cost of construction including the fee to Roberts Construction is estimated to be approximately $4,770,000. The Company anticipates that there will be approximately $217,000 in net profit to Roberts Construction on the construction contract.

         The land on which Phase II will be constructed is presently unencumbered. The development and construction of Phase II will be funded from the Company's working capital and from the proceeds of the $8,400,000 mortgage loan to be secured by Bradford Creek that the Company expects to close in May 1998.

         River Oaks. River Oaks, which was completed in 1992, consists of 22 two and three story Charleston-style brick and wood sided buildings located on a
31.6 acre site on Pleasant Hill Road adjacent to the Chattahoochee River to the west and the Plantation Trace Community to the east. The River Oaks Community, with its traditional architecture and landscaped grounds, features a large clubhouse with a fitness center, two lighted tennis courts, sand volleyball court, multi-station playground, free-form swimming pool, stone paver pool deck, and whirlpool spa. In addition to upscale amenities, River Oaks offers such interior features as nine foot ceilings, crown molding, garden tubs, pickled pine cabinetry in the kitchen and bath, marble vanity tops, fireplaces and vaulted ceilings in select units, designer wallcoverings, and full laundry rooms with washer and dryer connections.

         River Oaks has a variety of floor plans, including 40 one bedroom units at approximately 907 square feet, 32 two bedroom roommate, 24 two bedroom deluxe and 48 two bedroom standard units ranging from 1,276 to 1,309 square feet, and 72 three bedroom units with approximately 1,457 square feet. The weighted average unit size is 1,278 square feet. As of December 31, 1997, the Community was 95% occupied and rental rates ranged from $720 to $1,030 per month, with a weighted average monthly rent of $899 per unit and $0.70 per square foot. Local real estate taxes were $193,000 in 1997.

         Bradford Creek. The 180-unit Bradford Creek Community is located on an approximately 22.5 acre property near the southeast corner of Peachtree Industrial Boulevard and Howell Ferry Road in Duluth, approximately one mile southeast of Plantation Trace and River Oaks. Bradford Creek is nearing completion of construction and will contain 28 one bedroom units of approximately 1,001 square feet each, 46 two bedroom standard units of approximately 1,302 square feet each, 47 two bedroom roommate units of approximately 1,344 square feet each, and 59 three bedroom units of approximately 1,589 square feet each. Leasing started in January 1998, and the Company anticipates that Bradford Creek will complete its lease-up phase in August 1998. Anticipated monthly rental rates range from $765 to $1,040 per month, resulting in a weighted average monthly rent of $898 per unit and $0.69 per square foot. The Company anticipates that local real estate taxes will be approximately $173,000 in 1999, the first year the Community will be taxed as a completed and stabilized property.

         The Bradford Creek Community, with its unique mountain lodge architecture and traditional landscaping, features a large clubhouse with a fitness center, clubroom, laundry room, two lighted tennis courts, free-form swimming pool, stone paver pool deck, a 12 acre nature area, and a gated entrance. In addition to the upscale amenities, Bradford Creek offers such interior features as nine foot ceilings and a computer room in select units, crown moldings, garden tubs, white raised-panel cabinetry in the kitchen and bath, marble vanity tops, breakfast bars, designer wallcoverings, and full laundry rooms with washer and dryer connections. Each building was constructed using cobblestone and vinyl siding and offers private patios or balconies along with gables and varying paint colors.

         The total estimated acquisition, development, and construction cost for the Bradford Creek Community is $13,800,000. The Company acquired the site for Bradford Creek on March 29, 1996 from Roberts Properties for $1,628,000. The Company is paying the costs of developing and constructing Bradford Creek out of its working capital.

         The construction of Bradford Creek will be completed pursuant to a fixed price construction contract with Roberts Construction in the amount of $10,529,000 (as amended by approved change orders to date). Assuming that Bradford Creek is built to the initial contract specifications, any excess construction costs not approved by the Operating Partnership as a change order will be borne by Roberts Construction, and if Roberts Construction's costs are lower than anticipated, its savings will constitute additional profit. If, during the construction of Bradford Creek, the Operating Partnership upgrades the contract plans and specifications from those agreed to initially, such change orders may increase the amount paid to Roberts Construction. The Company anticipates that there will be approximately $950,000, or approximately 9% of the contract price, in net profit to Roberts Construction on the construction contract.

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

         Rosewood Plantation has 29 one bedroom units with 914 square feet, 45 two bedroom standard units with 1,247 to 1,276 square feet, 43 two bedroom roommate units with 1,310 square feet, and 35 three bedroom units with 1,510 square feet. The weighted average unit size is 1,265 square feet. As of December 31, 1997, the Community was 95% occupied and rental rates ranged from $740 to $1,055, resulting in a weighted average monthly rent of $900 per unit and $0.71 per square foot. Local real estate taxes were $117,000 in 1997.

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

         Ivey Brook. The Ivey Brook Community consists of 146 upscale apartment units comprising approximately 197,067 square feet in a total of 12 buildings located on an 11.8 acre site at the intersection of Holcomb Bridge Road and Peachtree Corners Circle in the Peachtree Corners area. Ivey Brook benefits from its excellent location at a major intersection amidst an established multifamily market area in close proximity to Gwinnett County's largest employment base.

         Ivey Brook has 13 one bedroom units with approximately 956 square feet, 36 two bedroom standard units with approximately 1,231 square feet, 50 two bedroom roommate units with approximately 1,321 square feet, and 47 three bedroom units with approximately 1,546 square feet. The weighted average unit size is approximately 1,350 square feet. As of December 31, 1997, Ivey Brook was 99% occupied and its rental rates ranged from $765 to $1,155, resulting in a weighted average monthly rent of $963 per unit and $0.71 per square foot. Local real estate taxes were $114,000 in 1997.

         The buildings are of traditional design with either stacked stone or brick accents and wood or vinyl siding with the facades varying from building to building. Exterior features include gables, bay windows, varying paint colors with white trim, and private patios or balconies. Extensive landscaping includes mature trees, flowers, and shrubbery. The interior features include crown molding in the living/dining rooms, designer wallcoverings, separate laundry rooms, breakfast bars, garden tubs, and private balconies, and the three bedroom units feature a computer room. Recreational amenities include a swimming pool and fitness center.

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

         As of December 31, 1997, Preston Oaks was 99% occupied and its rental rates ranged from $750 to $1,120 per month, resulting in a weighted average monthly rent of $965 per unit and $0.77 per square foot. Local real estate taxes were $8,000 in 1997 because the Community was assessed as undeveloped property. The Company anticipates that local real estate taxes will be approximately $166,000 in 1998.

         24-Unit Second Phase of Preston Oaks. A second phase of 24 apartment units ("Phase II") now under construction on 1.1 acres next to Preston Oaks is expected to be completed in 1998. Phase II will contain 24 one bedroom apartment units with 959 square feet each. The anticipated monthly rental rate is $750. The architectural style and landscaping of Phase II will be identical to Preston Oaks.

         The construction of Phase II will be completed pursuant to a fixed price construction contract with a third party construction company in the amount of $1,300,000. The land on which Phase II will be constructed is presently unencumbered. The development and construction of Phase II will be funded from the Company's working capital.

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

         As of December 31, 1997, Highland Park was 98% occupied and its monthly rental rates ranged from $730 to $1,080 per month, resulting in a weighted average monthly rent of $905 per unit and $0.73 per square foot. Local real estate taxes were $18,000 in 1997 because the Community was assessed as undeveloped property. The Company anticipates that local real estate taxes will be approximately $166,000 in 1998.

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

         Bentley Place has a variety of floor plans, including 41 one bedroom units of approximately 700 square feet, 40 two bedroom standard units of approximately 1,016 square feet, and 36 two bedroom roommate units of approximately 1,083 square feet. The weighted average unit size is 926 square feet. As of December 31, 1997, Bentley Place was 97% occupied and rental rates ranged from $630 to $840 per month, with a weighted average monthly rent of $749 per unit and $0.81 per square foot. Local real estate taxes were $90,000 in 1997.

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

         Thornton Road/I-20 Area. Thornton Road is the third exit west of I-285 on I-20 and connects I-20 with Hartsfield International Airport to the southeast and the significant residential base of West Cobb and Paulding counties to the north and east. Several office and business parks that total more than 2,000,000 square feet of space and house corporations such as BellSouth, Mitsubishi, Robert Bosch Corporation, TDK Electronics, and Saab-Scania contribute to a large employment base of approximately 20,000 people within the Thornton Road area. Restaurant, hospitality and retail conveniences support the existing employment and residential base in the Thornton Road corridor. The area also benefits from its close proximity to the Fulton Industrial District as well as the Six Flags Over Georgia amusement park, both of which are less than three miles away. At the northwest corner of the Thornton Road/I-20 interchange is the Columbia/HCA Parkway Medical Center, a 320-bed acute care medical facility that employs approximately 600 people.

         Crestmark. Crestmark is a garden apartment community that was completed in two phases: a 248-unit first phase in 1993 and an 86-unit second phase in 1997. Crestmark consists of 16 three and four story stacked stone and wood sided buildings located on a 32.2 acre site on Thornton Road, approximately one-half mile north of its intersection with I-20 in Douglas County. In 1993, Crestmark received two Aurora Awards from the Southeast Builders' Conference, one for "Best Landscape Design in the Southeast" and another for "Best Recreational Facility in the Southeast."

         The Crestmark Community, with its traditional award-winning architecture and landscaped grounds, features a large 14,000 square foot clubhouse with a club room, full kitchen, fitness center and aerobics room, a business center and conference room, two lighted tennis courts, multi-station playground, walking and jogging trail, free-form swimming pool, stone paver pool deck and a whirlpool spa. In addition to the upscale amenities, Crestmark offers such interior features as nine foot ceilings, crown and chair-rail molding, pickled wood cabinetry in the kitchen and baths, marble vanity tops, fireplaces, vaulted and trey ceilings, Palladian and bay windows in select units, designer wallcoverings and full laundry rooms with washer and dryer connections. The second phase added a second free-form swimming pool, 17 garages and 24 storage units to Crestmark's amenities.

         Crestmark has a variety of floorplans including 29 one bedroom standard units with 704 square feet, 50 one bedroom deluxe units with 816 square feet, 19 one bedroom units of 901 square feet in the second phase, 33 two bedroom standard units with 1,005 square feet, 86 two bedroom deluxe units with 1,110 square feet, 21 two bedroom standard units of 1,223 square feet in the second phase, 22 two bedroom roommate units of 1,285 square feet in the second phase, 50 three bedroom units with 1,295 square feet and 24 three bedroom units of 1,437 square feet in the second phase. The weighted average unit size is 1,079 square feet. As of December 31, 1997, the Community was 87% occupied and rental rates ranged from $610 to $1,000 per month, with a weighted average monthly rent of $802 per unit and $0.74 per square foot. Local real estate taxes were $188,000 in 1997.

         The 8.8 acre tract of undeveloped land for the second phase was encumbered by the following secured loans that the Company repaid in full shortly after the closing of the Crestmark, L.P. merger: a first priority secured loan owed to NationsBank, N.A. (South) in the amount of $324,778; and a second priority secured loan owed to Mr. Roberts in the amount of $1,410,092. The Company also repaid, shortly after the closing, $121,423 owed to Roberts Construction for change orders from the original construction and $28,077 owed to another company affiliated with Mr. Roberts for management start-up costs.

         Construction of the second phase of Crestmark was completed pursuant to a fixed price construction contract with Roberts Construction in the amount of $4,816,764, as amended to include charge orders approved by the Company. Roberts Construction received approximately $356,000, or approximately 8% of the contract price, in net profit on the construction contract. The Company used its working capital to fund the development and construction of the second phase.

         The table on the following page summarizes the amenities of each of the Communities.

                     Summary of Amenities of the Communities


                                                                                            Club-
                    Patio,      Washer                                                      House
                    Porch       & Dryer     Garden      Fire-    Vaulted       Swimming     Fitness
   Community       Balcony     Hook-ups      Tubs      places*   Ceilings*       Pool       Center
   ---------       -------     --------      ----      ------    ---------       ----       ------

Existing Communities:

Plantation           Yes          Yes         No        Yes         Yes          Yes          Yes
Trace

River Oaks           Yes          Yes         Yes       Yes         Yes          Yes          Yes


Rosewood             Yes          Yes         Yes        No         No           Yes          Yes
Plantation

Preston Oaks         Yes          Yes         Yes        No         Yes          Yes          Yes

Highland             Yes          Yes         Yes        No         Yes          Yes          Yes
Park

Bentley Place        Yes          Yes         Yes        No         Yes          Yes          Yes

Crestmark            Yes          Yes         Yes       Yes         Yes          Yes          Yes


Ivey Brook           Yes          Yes         Yes        No         Yes          Yes          Yes

Communities Under Construction:

Second Phase         Yes          Yes         Yes        No         Yes          Yes        Yes(1)
of Plantation
Trace

Bradford Creek       Yes          Yes         Yes        No         Yes          Yes          Yes
-------------------



                                                                    Sand
                                   Whirl-     Car       Tennis     Volley-     Play-     Laundry
   Community                        pool      Wash     Court(s)     ball      ground       Room            Other
   ---------                        ----      ----     --------     ----      ------       ----            -----
Existing Communities:

Plantation                          Yes       Yes       Yes-2        Yes        Yes        Yes             lake
Trace

River Oaks                          Yes       Yes       Yes-2        Yes        Yes        Yes          riverfront,
                                                                                                      nature preserve

Rosewood                             No       Yes       Yes-1        No         Yes        Yes             Lake,
Plantation                                                                                            nature preserve

Preston Oaks                         No       Yes       Yes-1        No         No         Yes

Highland                             No       Yes       Yes-1        No         Yes        Yes
Park

Bentley Place                       Yes        No         No         No         No         Yes

Crestmark                           Yes       Yes       Yes-2        No         Yes        Yes       nature preserve,
                                                                                                       jogging trail

Ivey Brook                           No       Yes         No         No         No         Yes

Communities Under Construction:

Second Phase                         No        No         No         No         No          No          riverfront,
of Plantation                                                                                              lake,
Trace                                                                                                 nature preserve

Bradford Creek                       No       Yes       Yes-2        No         Yes        Yes        nature preserve

-------------------
* In select units
(1)  Activity/fitness center only.

Summary of Debt Secured by the Communities

         Certain information regarding the Company's indebtedness secured by the Communities is as follows (excluding the Windsong Community because the property was sold in January 1998 and the mortgage debt repaid):

                                                                                                              Monthly
                            Principal                          Principal        Fixed                         Principal and
                            Balance at         Maturity        Balance at       Interest       Amortization   Interest
        Community           Dec. 31, 1997      Date            Maturity         Rate            Schedule      Payment
        ---------           -------------      ----------      ------------     --------       -----------    ---------
Plantation Trace             $7,775,141        09-15-00      $7,481,501(1)      7.75%           28-year       $59,860
River Oaks                   $9,150,816        11-15-03      $8,513,092(2)      7.15%           30-year       $62,475
Rosewood Plantation          $6.356,757        06-01-01      $6,042,040(3)      7.38%           28-year       $46,849
Preston Oaks                 $8,518,869        10-15-02      $8,024,627(2)      7.21%           30-year       $59,188
Highland Park                $8,029,790        02-15-03      $7,544,223(2)      7.30%           30-year       $56,066
Ivey Brook                   $6,367,420        02-15-07      $5,570,481(2)      7.14%           30-year       $43,318
Bentley Place                $4,044,875        08-15-06      $3,554,094(2)      7.10%           30-year       $27,553
Crestmark - Phase I          $9,652,145        05-01-01      $9,195,508(4)      7.50%           28-year       $72,000
Crestmark - Phase II         $3,985,413        05-01-01      $3,878,801(2)      7.65%           30-year       $28,381

------------------

(1) The loan secured by the Plantation Trace Community may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan, or
         (b) the present value of the loan less the amount of principal and accrued interest being repaid.

(2) Each of the loans secured by the River Oaks, Preston Oaks, Highland Park, Bentley Place and Ivey Brook Communities and Phase II of the Crestmark Community may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan, or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each such loan may be prepaid in full during the last 90 days prior to its maturity date without any prepayment premium.

(3) The loan secured by the Rosewood Plantation Community may be prepaid upon the payment of a premium of 4% of the amount prepaid in the loan year June 1, 1997 through May 31, 1998; such prepayment premium will be reduced by 1% each loan year until March 2, 2001, after which date no prepayment premium will be due.

(4) The loan secured by the first phase of the Crestmark Community may be prepaid upon the payment of a premium of 4% of the amount prepaid in the loan year May 1, 1997 through April 30, 1998; such prepayment premium will be reduced by 1% each loan year until January 31, 2001, after which date no prepayment premium will be due.

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

         As described above in "Part I, Item 1, Description of Business - Growth Strategies - Development Strategy," three other multifamily apartment communities in north metropolitan Atlanta that are anticipated to total 875 apartment homes are in the development stage. The properties on which those communities are to be constructed are currently owned by Roberts Properties or an entity formed by Mr. Roberts or his affiliates, and the Company has not yet purchased those properties and develop and construct the communities.

Competition

         All of the Communities are located in developed areas, and numerous other apartment projects are located within the market area of each Community. The number of competitive apartment communities in the area could have a material adverse effect on the Company's ability to lease its apartments at the rental rates anticipated, and no assurances can be given regarding the development of additional competing multifamily communities in the future. The remainder of this section summarizes the competition for each of the Communities. The following information reflects the study by Roberts Properties of apartment communities in each submarket that are believed by the Company to be closely competitive with the Community or Communities within such submarket. This section includes certain summary information obtained from various sources
- including developers and real estate brokers, as well as on-site visits - regarding those apartment communities. Although Roberts Properties has attempted to verify such information and believes that it is substantially accurate on the whole, information regarding a particular community may be incorrect due to the sources relied upon or erroneous information supplied by competitors.

         Plantation Trace, River Oaks, and Bradford Creek. The Duluth market area, which the Company considers to be a two mile radius from these Communities, currently consists of 17 multifamily communities (including River Oaks and Plantation Trace) containing approximately 5,100 existing apartment units. (Although the Bridgewater apartment community - which was previously developed and sold by an affiliate of Mr. Roberts - is located more than two miles from Plantation Trace, it is also included in the Duluth market area described herein because it offers units with attached garages and its architecture and amenities are similar to Plantation Trace and its Phase II.) Of the 17 existing communities in the area, six were built between 1983 and 1988. The remaining eleven communities - including Plantation Trace and River Oaks - have been built since 1988. Due to the quality of construction, age of the communities, type of amenities, resident profiles and rental rates, the Company believes that only the other nine communities built since 1988 - Wesley Plantation (both Highlands and Meadows), Tree Summit, Bridgewater, Bristol Park, Aylesbury Farm, AMLI at Pleasant Hill, Summit on the River, and Jefferson on the River - are in direct competition with Plantation Trace and River Oaks and will be in direct competition with Bradford Creek.

         In addition, two multifamily communities totaling approximately 650 units are either planned or currently under construction in the Duluth market area. The Company believes that as these 650 new units are completed, they will compete directly with Plantation Trace, River Oaks, and Bradford Creek, which could adversely affect the operating results for those Communities.

         Rosewood Plantation and Ivey Brook. The Peachtree Corners multifamily market area, which is a three mile radius from these two Communities, currently consists of 23 multifamily communities (including Rosewood Plantation and Ivey Brook) totaling approximately 6,600 apartment units. Of the 23 existing communities in the market area, only four - Rosewood Plantation, Wynfield Trace, Ivey Brook, and AMLI at River Park - have been built since 1988. The remaining communities range from approximately eight to 23 years old. The Company believes that Rosewood Plantation and Ivey Brook draw residents from all of the other 21 communities located in the market area but that only six of the 21 communities compete closely with Rosewood Plantation and Ivey Brook.

         Preston Oaks. The Company believes that the north central Perimeter multifamily market area is a two mile radius around this Community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south, and it currently consists of 24 multifamily communities (excluding Preston Oaks) totaling approximately 6,500 apartment units. Of the 24 existing communities in the market area, only four were built prior to 1983, totaling 756 apartment units. The remaining 20 communities range from approximately two to six years of age. The Company believes that Preston Oaks competes with all 24 existing communities. In addition to the approximately 6,500 existing apartment units, a 200-unit apartment community that will compete with Preston Oaks is now under development.

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

Other Real Estate Assets

         In addition to the Communities, the Operating Partnership owns two retail centers totaling 15,698 square feet. The Shoppes of Plantation is a 7,350 square foot retail center located on Pleasant Hill Road in front of Plantation Trace on a .85 acre parcel. The Shoppes of River Oaks is a 8,348 square foot, one story office/retail building located on a .86 acre parcel on Pleasant Hill Road in front of River Oaks. The retail centers together compose less than 2% of the Company's assets and generated less than 2% of its gross revenues for 1997.

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

         The Phase I assessments of the other Communities and other real estate assets have not revealed any environmental liability that the Company believes would have material adverse effect on the Operating Partnership's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurance can be given that environmental assessments will reveal all potential environmental liabilities, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

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

         Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with the ADA or such legislation is not currently ascertainable, and, while such costs are not expected to have a material adverse effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's investment strategy in certain instances or reduce overall returns on the Company's investments.

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

         Possible Acquisition of Communities Developed by Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under "Conflict of Interest Policies," the Company and/or the Operating Partnership may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts in connection with the development or acquisition of real estate. Such transactions may include: hiring Mr. Roberts or Roberts Properties to develop real estate under a fee arrangement; acquiring undeveloped property from Mr. Roberts or his affiliates for future development; or acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up. The particular terms of any arrangement have not been determined, other than the Communities now under construction and development as described above. See "Part I, Item 1, Description of Business - Growth Strategies - Development Strategy" and "Part I, Item 2, Description of Property."

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

Certain Policies With Respect to Other Activities

         The Company and the Operating Partnership have authority to offer their securities and to repurchase and otherwise reacquire their securities, and they may engage in such activities in the future. The Company has adopted a policy that it will issue Shares to holders of Units in the Operating Partnership upon the exercise of the Unitholders' rights of redemption (except in instances in which it is required to acquire Units for cash to comply with federal and state securities laws). In the future, the Company and the Operating Partnership may make loans to joint ventures in which they participate in order to meet working capital needs. The Company and the Operating Partnership have not engaged in trading, underwriting, agency distribution or sale of securities of other issuers and do not intend to do so. The Company and the Operating Partnership intend to make investments in a manner such that they will not be treated as an investment company under the Investment Company Act of 1940, as amended.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information and Holders of Record

         The Common Stock began trading on the American Stock Exchange on December 9, 1997 under the symbol "RPI." From such date through December 31, 1997, the high and low sales prices of the Common Stock were $9.50 and $8.125, respectively. On March 20, 1998 there were 757 holders of record of the Common Stock.

         As of March 20, 1998, the Company has 4,533,565 Shares outstanding. In addition, 3,016,363 Shares are reserved for issuance to Unitholders from time to time upon their exercise of certain redemption rights as explained in "Part I,
Item 1, Description of Business - The Operating Partnership."

Distributions

         The Company depends upon distributions from the Operating Partnership to fund its distributions to shareholders. Distributions by the Operating Partnership, and thus distributions by the Company, will continue to be at the discretion of the Board of Directors and will be equal in amount for each Unit or Share. Until 1996 the Company had paid no distributions on the Common Stock since its inception in 1994. The Company and the Operating Partnership declared quarterly distributions for 1996 that totaled $0.48125 per Share/Unit per annum and for 1997 that totaled $0.576 per Share/Unit per annum (including a special distribution of $0.051 per Share/Unit in October 1997 as a result of the sale of Autumn Ridge). Approximately 32.7% of such 1997 distributions represents ordinary income, 37.0% represents capital gain and the remaining 30.3% represents a return of capital.

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

Sales of Unregistered Securities in 1997

         Unitholders have the right to require the Operating Partnership to redeem their Units subject to certain limits in the Company's articles of incorporation. A Unitholder who submits Units for redemption will receive, at the election of the Company, either an equal number of Units or cash in the amount of the average of the daily market prices of the Common Stock for the 10 consecutive trading days prior to the date of submission multiplied by the number of Units submitted. The Company has adopted a policy of acquiring Units in exchange for Shares rather than cash except as required to comply with federal and state securities laws. In 1997 the Company issued a total of 234,179 Shares in exchange for Units submitted for redemption by a total of 24 Unitholders. In each sale the Company relied upon the "intrastate" exemption from securities registration provided under Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated by the Securities and Exchange Commission regarding intrastate offerings. The Company believes that it has satisfied the conditions of Rule 147 for each sale. Because Unitholders who no longer reside in the State of Georgia will receive cash in lieu of Shares, no security was or will be offered or sold to such persons. The certificates evidencing the Shares issued in exchange for Units have a Rule 147 "legend" describing the applicable restrictions on transfer printed on them, and the Company has issued stop transfer instructions to its transfer agent with respect to such Shares. Further, the offerees were notified that the applicable restrictions on transfer and procedures will apply in connection with the issuance of new certificates for any of the Shares that are presented for transfer during the nine month period from the end of the offering during which transfer of the Shares is restricted to residents of the State of Georgia (provided that such Shares may be resold in ordinary transactions on the American Stock Exchange pursuant to the S-3 Registration Statement).

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Item 6 contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Disclosure Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect actual outcomes.

Overview

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere herein.

         The Company owns multifamily residential properties as a self-administered and self-managed equity real estate investment trust. In addition to its development and construction activities, the Company's 1997 accomplishments were highlighted by the following: (1) the acquisition of Roberts Properties Management, L.L.C. ("Roberts Management") on April 1, 1997 which means the Company now manages its own properties, (2) the sale of the 207-unit Autumn Ridge Community on August 26, 1997 for $10,601,000 resulting in a gain of $1,792,000, and (3) the listing of the Company's stock on the American Stock Exchange ("AMEX") on December 9, 1997.

Results of Operations

         Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996. For the year ended December 31, 1997, the Company recorded a net loss of $2,609,000 or $0.62 per share (after minority interest and extraordinary item) compared to a net loss of $180,000 or $0.05 per share (after minority interest and extraordinary item) for the year ended December 31, 1996. The change in operating results is due primarily to (1) the acquisition of Roberts Management on April 1, 1997, (2) the decrease in average stabilized occupancy from 97.2% to 95.4%, and (3) higher interest expense due to the financing of Bentley Place, Ivey Brook and the second phase of Crestmark in August 1996, January 1997 and July 1997, respectively, and the assumption of mortgage debt included with the acquisition of Crestmark in June 1996, which were counterbalanced in part by (1) the gain from the sale of Autumn Ridge, (2) the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, and (3) the completion of leasing at Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively. The Company's operating performance for all Communities is summarized in the following table:

                                                         Percentage             Year Ended December 31,
                                                         Change from            -----------------------
                                                        1996 to 1997             1997             1996
                                                        ------------             ----             ----

       Total operating revenues                              15.2%             $17,508,000     $15,197,000
       Property operating expenses (1)                       18.4%             $ 6,028,000     $ 5,091,000
       Management fees paid to related party (2)            (72.2%)            $   211,000     $   760,000
       General and administrative expenses                   85.1%             $ 1,714,000     $   926,000
       Depreciation of real estate assets                    14.8%             $ 5,708,000     $ 4,974,000
       Average stabilized occupancy (3)                      (1.8%)                   95.4%           97.2%
       Operating expense ratio (4)                            0.9%                    34.4%           33.5%

-------------------------

(Footnotes begin on following page)

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes exclude an adjustment of $588,000 in 1997 to reduce estimated property tax accruals for two properties that received favorable tax assessments).
(2) Because the Company acquired Roberts Management on April 1, 1997, no management fees were paid to a related party subsequent to April 1, 1997.
(3) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and subtracting the resulting number from 100%. The calculation includes the following:
         (1) Highland Park beginning March 1, 1996, Ivey Brook beginning August 1, 1997 and the second phase of Crestmark beginning September 1, 1997, which are the dates each Community achieved stabilized occupancy; (2) Bentley Place beginning March 1, 1996 and Crestmark beginning June 1, 1996, which are the dates each Community was acquired by the Company; and (3) Autumn Ridge only through August 26, 1997, which is the date the property was sold. (4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Operating results for the five Communities that were fully stabilized during both 1997 and 1996 (the Plantation Trace, Preston Oaks, River Oaks, Rosewood Plantation and Windsong Communities) are summarized as follows:

                                                         Percentage               Year Ended December 31,
                                                         Change from             ------------------------
                                                        1996 to 1997              1997            1996
                                                        ------------              ----            ----
       Rental income                                        (0.3%)              $9,084,000    $9,114,000
       Total operating revenues                             (0.5%)              $9,364,000    $9,412,000
       Property operating expenses (1)                       1.2%               $3,019,000    $2,983,000
       Management fees paid to related party               (75.2%)              $  117,000    $  471,000
       Net operating income (2)                             (1.3%)              $6,345,000    $6,429,000
       Average stabilized occupancy (3)                     (2.7%)                    96.2%         98.9%
       Operating expense ratio (4)                           0.5%                     32.2%         31.7%
       Average monthly rent per apartment home               4.2%               $      828    $      795

--------------------------


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes exclude an adjustment of $306,000 in 1997 to reduce estimated property tax accruals for a property that received favorable tax assessments for the 1996 and 1997 tax years).
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of the stabilized Communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         The following discussion compares the Company's statements of operations for the years ended December 31, 1997 and 1996.

         Rental income increased $2,180,000 or 14.9% from $14,651,000 for the year ended December 31, 1996 to $16,831,000 for the year ended December 31, 1997. The increase in rental income is due primarily to the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, and the lease-up of Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively. Rental income from the five Communities that were fully stabilized during both 1997 and 1996 decreased $30,000 due to a 2.7% decline in occupancy. The effect of the lower occupancy was partially offset by a 4.2% increase in the average monthly rent per apartment home from $795 during 1996 to $828 during 1997.

         Property operating expenses (excluding depreciation, general and administrative expenses and management fees) increased $937,000 or 18.4% from $5,091,000 for the year ended December 31, 1996 to $6,028,000 for the year ended December 31, 1997. The increase is due primarily to the following: (1) the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, and (2) the commencement of property operations at Ivey Brook and the second phase of Crestmark beginning in the fourth quarter of 1996 and the first quarter of 1997, respectively. Property operating expenses as a percentage of operating revenues increased from 33.5% for the year ended December 31, 1996 to 34.4% for the year ended December 31, 1997.

         General and administrative expenses increased $788,000 or 85.1% from $926,000 for the year ended December 31, 1996 to $1,714,000 for the year ended December 31, 1997 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to the following: (1) the overhead cost of managing the Company's properties internally as a result of acquiring Roberts Management on April 1, 1997, (2) legal, accounting and listing fees associated with the listing of the Company's stock on the AMEX, (3) the directors and officers liability insurance policy obtained by the Company in September 1996, and (4) the reclassification of certain expenses (including payroll processing fees, uniforms, professional service fees, and legal and recruiting fees) from the property level to general and administrative. General and administrative expenses as a percentage of operating revenues increased from 6.1% for the year ended December 31, 1996 to 9.8% for the year ended December 31, 1997. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense increased $734,000 or 14.8% from $4,974,000 for the year ended December 31, 1996 to $5,708,000 for the year ended December 31, 1997. The increase is due primarily to the following: (1) the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, and (2) the completion of construction of Ivey Brook and the second phase of Crestmark (because depreciation expense is recorded as apartment homes are completed and available for occupancy).

         On April 1, 1997, the Company acquired Roberts Management, the property management company that managed the Company's multifamily apartment Communities since the Company's inception. The Operating Partnership issued a total of 590,000 Units valued at $10.00 per Unit or $5,900,000 to purchase Roberts Management. The Company manages its own properties using Roberts Management's property management systems and the property management personnel formerly employed by Roberts Management. Although the Company no longer pays 5% of gross property revenues to Roberts Management for property management services, it does bear the actual overhead cost of managing the properties internally. Because Roberts Management, a related party, managed only the properties owned by the Company, the transaction has been accounted for as the settlement of a contract and shown as an expense for the year ended December 31, 1997.

         Interest expense increased $946,000 or 25.4% from $3,724,000 for the year ended December 31, 1996 to $4,670,000 for the year ended December 31, 1997. The increase is due primarily to the following: (1) the financing of

Bentley Place, Ivey Brook and the second phase of Crestmark in August 1996, January 1997 and July 1997, respectively, and (2) the mortgage debt assumed by the Company with the acquisition of Crestmark in June 1996.

         On August 26, 1997, the Company completed the sale of the 207-unit Autumn Ridge Community for $10,601,000 in cash. The sale resulted in a gain of $1,792,000. Net sale proceeds were $5,045,000 after deduction for loan payment, closing costs and prorations. The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with the Company and the transaction was negotiated at arms-length. The Company paid Roberts Properties a consulting fee of $150,000 at closing.

         The mortgage note payable secured by Autumn Ridge was paid in full at the closing of the sale of Autumn Ridge in August 1997, prior to its contractual maturity. Unamortized loan costs of $73,000 and a yield maintenance fee of $252,000 payable at the closing of the sale were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the year ended December 31, 1997 was $325,000 (including the minority interests' share of $141,000). The mortgage note payable secured by the Highland Park Community was refinanced in January 1996, prior to its contractual maturity. The unamortized loan costs related to the mortgage note payable at the time of the refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt) for the year ended December 31, 1996 was $163,000 (including the minority interests' share of $64,000).

Liquidity and Capital Resources

         Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996. Cash and cash equivalents increased $3,955,000 during 1997 compared to an increase of $1,758,000 during 1996. The increase is due to the excess of cash flow provided by operating and financing activities over cash used in investing activities.

         A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities decreased $98,000 from $5,567,000 during 1996 to $5,469,000 during 1997. The additional cash flow from the operations of Bentley Place and Crestmark, which were acquired in March 1996 and June 1996, respectively, and from the recently completed Ivey Brook and Crestmark phase II Communities, was offset by lower occupancy rates and rent concessions from the Company's stabilized Communities. The highly competitive Atlanta apartment market experienced weaker market conditions during 1997 compared to 1996 due to overbuilding. The Company expects the current softness in the Atlanta apartment market to continue through 1998. The Company's average stabilized occupancy during 1997 decreased 1.8% from 97.2% during 1996 to 95.4% during 1997. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income
(loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities decreased $14,772,000 from $16,309,000 during 1996 to $1,537,000 during 1997. This decrease is due primarily to the $10,330,000 in gross sales proceeds from the sale of Autumn Ridge in August 1997. The Company invested $11,867,000 in the construction of new Communities and the purchase of furniture and equipment during 1997 compared to $16,473,000 during 1996. The Company made no acquisitions for cash of existing apartment communities during these periods.

         Net cash provided by financing activities decreased $12,477,000 from $12,500,000 during 1996 to $23,000 during 1997. This decrease is due primarily to: (1) the payoff of the mortgage note secured by Autumn Ridge in August 1997,
(2) net proceeds of approximately $6,000,000 from the sale of 443,675 Shares in March 1996 and an additional 255,500 Shares in May 1996, (3) the payment of four quarterly distributions plus a special distribution on Shares and Units in 1997 compared to the payment of three quarterly distributions in 1996, offset by: (4) the payment of $1,403,000 to an affiliate of a note payable assumed in the acquisition of Crestmark in June 1996, and (5) an increase in net borrowings during 1997 associated with the financing of Ivey Brook for $6,420,000 in January 1997 and the second phase of Crestmark for $4,000,000 in July 1997 compared to the financing of Autumn Ridge for $5,000,000 in March

1996 and the financing of Bentley Place for $4,100,000 in August 1996.

         The Operating Partnership acquired (1) the fully operating Bentley Place Community in March 1996 by issuing Shares, and (2) the fully operating Crestmark Community and its 8.8 acres of adjacent undeveloped land in June 1996 by issuing Units. Similarly, the Company issued Shares in March 1996 in an offering of Shares for cash to acquire the land for and fund the development and construction of the 180-unit Bradford Creek Community which began in April 1997. The total estimated acquisition, development and construction cost for Bradford Creek is $13,800,000, including the land acquisition cost of $1,628,000. The Company is paying the costs of constructing Bradford Creek out of its working capital.

         In addition to Bradford Creek, the Operating Partnership is constructing a 50-unit second phase to Plantation Trace and a 24-unit second phase to Preston Oaks. Construction of the second phase of both Plantation Trace ($4,770,000) and Preston Oaks ($1,300,000) will be funded from the Company's working capital and the proceeds from an $8,400,000 mortgage loan on Bradford Creek that is expected to close in May 1998.

         The Company anticipates that each Community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. The Company expects to meet its other short-term liquidity requirements generally through its net cash provided by operations, which it believes will be adequate to meet its operating requirements in both the short-term and in the long-term (greater than 12 months). Improvements and renovations at existing Communities are also expected to be funded from property operations. The Company expects to meet its long-term liquidity requirements including future developments, debt maturities and possible acquisitions through the issuance of additional equity securities of the Company and the proceeds from future mortgage financings and property sales.

         In January 1996, the Company received a commitment from Nationwide Life Insurance Company for a permanent loan to refinance the debt on the River Oaks Community, which was scheduled to mature with a principal balance of $8,827,000 in November 1996. The refinancing was completed on October 17, 1996. The principal amount of the note is $9,250,000 at a fixed interest rate of 7.15% per annum for a seven-year term. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $62,475.

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

         In April 1996, the Company received a commitment from Nationwide Life Insurance Company for a permanent loan secured by the Bentley Place Community. The financing was completed on August 14, 1996. The principal amount of the note is $4,100,000 at a fixed interest rate of 7.10% per annum for a ten-year term. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $27,553.

         On May 7, 1996 the Company closed an "intrastate" offering (the "Cash Offering") in which it sold 699,175 Shares in the aggregate for $9.50 per Share. Upon the initial closing of the offering on March 29, 1996 at which 443,675 Shares were issued, the Operating Partnership paid Roberts Properties, Inc. $1,628,000 to purchase approximately 22.5 acres of land for the development and construction of the 180-unit Bradford Creek Community on such property. Upon the final closing of the Cash Offering on May 7, 1996, the Company issued 255,500 Shares and received additional net proceeds of $2,257,000 which were used to fund current renovation and rehabilitation projects at Autumn Ridge and Windsong.

         In March 1997, the Company received a commitment from Canada Life Assurance Company for a permanent loan secured by the second phase of Crestmark. The financing was completed on July 17, 1997. The principal amount of the note is $4,000,000 at a fixed interest rate of 7.65% per annum and a maturity date of May 1, 2001. Based on a 30-year amortization schedule, the monthly payment of principal and interest on the loan is $28,381.

         In March 1997, the Company and certain non-owned affiliates of the Company established a $35,000,000 Advised Guidance Line (the "Guidance Line") with NationsBank N.A. (South) (the "Bank") for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the Guidance Line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the Company, payable monthly. The Guidance Line is not a commitment to lend, and each loan under the Guidance Line will be made at the Bank's discretion in accordance with normal loan approval procedures.

         The Company's existing mortgage indebtedness will require balloon payments (in addition to monthly principal amortization) coming due over the years 2000 to 2007 as summarized below (excludes the Windsong Community because the property was sold on January 9, 1998 and the mortgage debt was repaid):

                                2000               $ 7,482,000
                                2001                19,116,000
                                2002                 8,025,000
                                2003                16,057,000
                                2006                 3,554,000
                                2007                 5,570,000
                                                   -----------

                               Total               $59,804,000
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

Supplemental Disclosure of Funds From Operations

         Funds from Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. The Company computes FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company considers FFO to be an important measure of its operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. The Company believes that in order to gain a clear understanding of its operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). The following table reconciles net loss to FFO.


                                                                           Twelve Months Ended December 31,
                                                                           --------------------------------
                                                                               1997                1996
                                                                               ----                ----
Net loss                                                                    $  (2,609)          $    (180)
Minority interest of Unitholders in the Operating Partnership                  (1,866)                (52)
Extraordinary item                                                                184                  99
Amortization (real estate related)                                                 65                  67
Acquisition of Roberts Properties Management, L.L.C.                            5,900                   0
Loss on disposal of assets                                                        156                   0
Gain on sale of real estate asset                                              (1,792)                  0
Depreciation expense                                                            5,708               4,974
                                                                            ---------           ---------

Funds From Operations                                                       $   5,746              $4,908
                                                                            =========           =========

Weighted average Shares and Units
         outstanding during the period                                      7,404,323           6,244,513

Impact of Recently Issued Accounting Standards

         Effective for the quarter and year ended December 31, 1997, the Company computes earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." As prescribed by SFAS No. 128, all prior period earnings per share data has been restated to conform with the provisions of SFAS No. 128. Under SFAS No. 128, basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed to reflect the potential dilution of all instruments or securities which are convertible into shares of common stock. Previously reported earnings per share under prior accounting standards were equal to basic and diluted earnings per share under SFAS No. 128.

Inflation

     Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable the Company to seek increases in rents after the expiration of each lease. Additionally, the construction contracts for Bradford Creek and the second phase of Preston Oaks are or will be at fixed prices and equal substantially all of the anticipated construction costs. The short-term nature of these leases and the fixed price construction contracts serve to reduce the risk to the Company of the adverse effects of inflation.

Year 2000 Computer Issues

         Year 2000 computer issues are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company's software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000.

Disclosure Regarding Forward-Looking Statements

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company's strategies and plans for operations and growth, including construction and development of new multifamily apartment communities in its existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting the Company's financial condition and results of operations, and the Company's anticipated capital needs and expenditures.

         Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of:

     - conflicts of interest involving Mr. Charles S. Roberts and his affiliates, including conflicts arising out of the purchase of properties from Mr. Charles S. Roberts and his affiliates; the development and construction of Communities by the Roberts Companies; and consulting fees payable to the Roberts Companies upon the sale of certain Communities;
     - tax risks including the possible effects of changes in tax law and regulation;
     -    risks related to the national and local economic climate;
     -    competition and overbuilding in the Company's markets;
     - increasing operating cost that cannot be passed along to residents through rental rate increases;
     - construction risks due to factors that include unexpected weather problems, shortages in materials and supplies, and labor strikes;
     - acquisition risks, particularly if acquisitions are made in new markets;
     -    the Company's dependence upon the Atlanta market;
     -    possible environmental liability;
     - costs of compliance with the Americans with Disabilities Act and similar laws; and
     - financing risks, including risks of substantial indebtedness of not being able to obtain debt or equity financing to fund the Company's growth strategy.

         In addition, the market price of the Common Stock may from time to time be significantly volatile as a result of, among other things:

     -    the Company's operating results;
     -    the operating results of other REITs, particularly apartment REITs;
          and
     -    changes in the performance of the stock market in general.

         Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" section of the prospectus included in the S-3 Registration Statement.

ITEM 7.       FINANCIAL STATEMENTS.

         The financial statements listed below are filed as part of this annual report on Form 10-KSB on the pages indicated.

Report of Independent Public Accountants (Arthur Andersen LLP)   F-1

Independent Auditor's Report (Deloitte & Touche L.L.P.)          F-2

Consolidated Financial Statements as of and for the Years Ended December 31, 1997 and 1996:

         Balance Sheets                                          F-3

         Statements of Operations                                F-4

         Statements of Shareholders' Equity                      F-5

         Statements of Cash Flows                                F-6

         Notes to Financial Statements                           F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective December 19, 1997, the Company dismissed Deloitte & Touche L.L.P., the independent accounting firm which had previously been engaged as the principal accountant to audit the Company's financial statements. Effective that same day, the Company retained the services of Arthur Andersen LLP as the principal accountant to audit the Company's financial statements. See the Company's current report on Form 8-K dated December 19, 1997 for additional information regarding this change.


                                    PART III

         As permitted by applicable rules of the Securities and Exchange Commission, certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement for the Company's 1998 annual shareholders meeting pursuant to Regulation 14A (the "Proxy Statement") not later than April 30, 1998.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 10.      EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibits.

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

Exhibit
  No.                                 Description
--------                              -----------
    3.1           Articles of Incorporation of Roberts Realty Investors, Inc.
                  filed with the Georgia Secretary of State on July 22, 1994.
                  [* 2.1]

    3.2           Bylaws of Roberts Realty Investors, Inc.  [* 2.2]

    4.1           Agreement of Limited Partnership of Roberts Properties
                  Residential, L.P., dated as of July 22, 1994. [* 3.1]

    4.1.1         First Amended and Restated Agreement of Limited Partnership of
                  Roberts Properties Residential, L.P., dated as of October 1,
                  1994. [* 3.1.1]

    4.1.2         Amendment #1 to First Amended and Restated Agreement of
                  Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [* 3.1.2]

    4.2           Certificate of Limited Partnership of Roberts Properties
                  Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [* 3.2]

    4.2.1 Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River
                  Oaks, L.P.; Roberts Properties Rosewood Plantation, L.P.;
                  Roberts Properties Preston Oaks, L.P.; and Roberts Properties
                  Highland Park, L.P. with and into Roberts Properties
                  Residential, L.P. (1994 Consolidation). [* 3.2.1]

    4.2.2 Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb
                  Bridge, L.P. with and into Roberts Properties Residential,
                  L.P. (Holcomb Bridge Merger). [* 3.2.2]

    4.2.3 Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation
                  Trace, L.P. with and into Roberts Properties Residential, L.P.
                  (Plantation Trace Merger). [* 3.2.3]

    4.2.4 Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St.
                  Simons, L.P. with and into Roberts Properties Residential,
                  L.P. (Windsong Merger). [* 3.2.4]

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

    4.2.7         Certificate and Articles of Merger filed with the Georgia
                  Secretary of State on April __, 1997 merging Roberts
                  Properties Management, L.L.C. with and into Roberts Properties
                  Residential, L.P. [Incorporated by reference to Exhibit 4.2.7 from the Company's current report on Form 8-K dated April 1, 1997.]

   10.1.2         Real Estate Note executed by Roberts Properties Residential,
                  L.P. in favor of Nationwide Life Insurance Company, dated
                  September 20, 1995, in the original principal amount of $8,711,000.00 (Preston Oaks). [* 6.11.1]

   10.1.3         Deed to Secure Debt and Security Agreement executed by Roberts
                  Properties Residential, L.P. in favor of Nationwide Life
                  Insurance Company, dated September 20, 1995, and related collateral documents (Preston Oaks). [* 6.11.2]

   10.2.1         Real Estate Note A executed by Roberts Properties Residential,
                  L.P. in favor of Nationwide Life Insurance Company, dated
                  January 31, 1996, in the original principal amount of $6,678,000.00 (Highland Park). [* 6.18.1]

   10.2.2         Real Estate Note B executed by Roberts Properties Residential,
                  L.P. in favor of Employers Life Insurance Company of Wausau, dated January 31, 1996, in the original principal amount of $1,500,000.00 (Highland Park). [* 6.18.2]

   10.2.3         Deed to Secure Debt and Security Agreement executed by Roberts
                  Properties Residential, L.P. in favor of Nationwide Life
                  Insurance Company and Employers Life Insurance Company of
                  Wausau, dated January 31, 1996, and related collateral documents (Highland Park). [* 6.18.3]

   10.3.1         Real Estate Note A executed by Roberts Properties Residential,
                  L.P. in favor of Nationwide Life Insurance Company, dated
                  October 17, 1996, in the original principal amount of $7,250,000.00 (River Oaks). [Incorporated by reference to
                  Exhibit 10.3.3 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.3.2         Real Estate Note B executed by Roberts Properties Residential,
                  L.P. in favor of Nationwide Life & Annuity Insurance Company, dated October 17, 1996, in the original principal amount of $2,000,000.00 (River Oaks). [Incorporated by reference to
                  Exhibit 10.3.4 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.3.3         Deed to Secure Debt and Security Agreement executed by Roberts
                  Properties Residential, L.P. in favor of Nationwide Life
                  Insurance Company and Nationwide Life & Annuity Insurance
                  Company, dated October 17, 1996, and related collateral documents (River Oaks). [Incorporated by reference to Exhibit
                  10.3.5 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.4.1           Real Estate Note executed by Roberts Properties Rosewood
                    Plantation, L.P. in favor of Commonwealth of Pennsylvania
                    State Employes' [sic] Retirement Board, dated May 25, 1994, in the original principal amount of $6,650,000.00, as assigned to Legg Mason Real Estate Services South, Inc., as further assigned to Federal Home Loan Mortgage Corporation
                    (Rosewood). [* 6.3.12]

   10.4.2           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Rosewood Plantation, L.P. in favor of
                    Commonwealth of Pennsylvania State Employes' [sic]
                    Retirement Board, dated May 25, 1994, and related collateral documents, as assigned to Legg Mason Real Estate Services
                    South, Inc. by instruments dated August 23, 1995, as further assigned to Federal Home Loan Mortgage Corporation by instruments dated August 24, 1995 (Rosewood).
                    [* 6.3.13]

   10.4.3           First Amendment to Deed to Secure Debt and Security
                    Agreement between Roberts Properties Rosewood Plantation,
                    L.P. and Commonwealth of Pennsylvania State Employes' [sic]
                    Retirement Board, dated August 1, 1994, as assigned to Legg
                    Mason Real Estate Services South, Inc. by instruments dated
                    August 23, 1995, as further assigned to Federal Home Loan
                    Mortgage Corporation by instruments dated August 24, 1995
                    (Rosewood). [* 6.3.14]

   10.4.4           A ssumption Agreement between Roberts Properties
                    Residential, L.P. and Commonwealth of Pennsylvania State
                    Employes' [sic] Retirement Board, dated October 13, 1994
                    (1994 Consolidation/ Rosewood). [* 6.3.15]

   10.5.1           Real Estate Note A executed by Roberts Properties
                    Residential, L.P. in favor of Nationwide Life Insurance
                    Company, dated January 30, 1997, in the original principal amount of $5,670,000.00 (Ivey Brook - formerly Holcomb
                    Bridge). [Incorporated by reference to Exhibit 10.5.12 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.5.2           Real Estate Note B executed by Roberts Properties
                    Residential, L.P. in favor of West Coast Life Insurance
                    Company, dated January 30, 1997, in the original principal amount of $750,000.00 (Ivey Brook). [Incorporated by reference to Exhibit 10.5.13 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.5.3           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of Nationwide
                    Life Insurance Company and West Coast Life Insurance
                    Company, dated January 30, 1997, and related collateral documents (Ivey Brook). [Incorporated by reference to
                    Exhibit 10.5.14 from the Company's annual report on Form
                    10-KSB for the year ended December 31, 1996.]

   10.6             Design and Development Agreement between Roberts Properties
                    Residential, L.P. and Roberts Properties, Inc. dated July
                    21, 1995 (Summer 1995 Cash Offering, for Phase II of
                    Plantation Trace). [* 6.10.3]

   10.7.1           Promissory Note executed by Roberts Properties-Plantation
                    Trace, L.P. in favor of The Prudential Insurance Company of
                    America, dated August 12, 1993, in the original principal amount of $8,200,000.00 (Plantation Trace). [* 6.9.5]

   10.7.2           Deed to Secure Debt and Security Agreement from Roberts
                    Properties-Plantation Trace, L.P. to The Prudential
                    Insurance Company of America, dated August 12, 1993
                    (Plantation Trace). [* 6.9.6]

   10.7.3           Assumption of Liability Agreement among The Prudential
                    Insurance Company of America, Roberts Properties-Plantation
                    Trace, L.P. and Roberts Properties Residential, L.P., dated
                    May 16, 1995 (Plantation Trace Merger). [* 6.9.7]

   10.8.1           Design Agreement between Roberts Properties Residential,
                    L.P. and Roberts Properties, Inc., dated March 29, 1996
                    (Bradford Creek - formerly Howell Ferry). [Incorporated by reference to Exhibit 10.14.4 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.8.2           Development Agreement between Roberts Properties
                    Residential, L.P. and Roberts Properties, Inc., dated March
                    29, 1996 (Bradford Creek). [Incorporated by reference to
                    Exhibit 10.14.5 from the Company's quarterly report on Form
                    10-QSB for the quarter ended June 30, 1996.]

   10.8.3           Finish Selection and Interior Design Agreement between
                    Roberts Properties Residential, L.P. and Roberts Properties,
                    Inc., dated March 29, 1996 (Bradford Creek). [Incorporated by reference to Exhibit 10.14.6 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.8.4           Construction Administration Agreement between Roberts
                    Properties Residential, L.P. and Roberts Properties, Inc., dated March 29, 1996 (Bradford Creek). [Incorporated by reference to Exhibit 10.14.7 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.8.5           Application/Contract for Mortgage Loan between Roberts
                    Properties Residential, L.P. and Nationwide Life Insurance
                    Company, dated December 19, 1997 (Bradford Creek).

   10.9.1           Real Estate Note A executed by Roberts Properties
                    Residential, L.P. in favor of Nationwide Life Insurance
                    Company, dated August 14, 1996, in the original principal amount of $3,350,000.00 (Bentley Place). [Incorporated by reference to Exhibit 10.17.4.1 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

   10.9.2           Real Estate Note B executed by Roberts Properties
                    Residential, L.P. in favor of West Coast Life Insurance
                    Company, dated August 14, 1996, in the original principal amount of $750,000.00 (Bentley Place). [Incorporated by reference to Exhibit 10.17.4.2 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

   10.9.3           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of Nationwide
                    Life Insurance Company and West Coast Life Insurance
                    Company, dated August 14, 1996, and related collateral documents (Bentley Place). [Incorporated by reference to
                    Exhibit 10.17.4.3 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

   10.10.1          Assumption and Modification Agreement by and among The
                    Crestmark Club, L.P., Roberts Properties Residential, L.P., and Federal Home Loan Mortgage Corporation dated as of June
                    26, 1996 (Crestmark Merger). [Incorporated by reference to
                    Exhibit 10.22.5 from the Company's quarterly report on Form
                    10-QSB for the quarter ended June 30, 1996.]

   10.10.2 Real Estate Note executed by The Crestmark Club, L.P. in favor of Commonwealth of Pennsylvania State Employes' [sic]
                    Retirement Board, dated April 27, 1994, in the original principal amount of $10,100,000.00, along with a replacement
                    Real Estate Note having identical terms (the original having been lost), and related collateral documents, as assigned to Legg Mason Real Estate Services South, Inc. by instrument dated August 23, 1995, as further assigned to Federal Home
                    Loan Mortgage Corporation by instrument dated August 24,
                    1995, as amended by that certain Amendment to Assignment of Assignment of Occupancy Agreement and Rents dated September
                    1, 1995 (Crestmark). [Incorporated by reference to Exhibit
                    10.15.7 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.10.3          First Amendment to Deed to Secure Debt and Security
                    Agreement between The Crestmark Club, L.P. and Commonwealth of Pennsylvania State Employes' [sic] Retirement Board, dated August 1, 1994 (Crestmark). [Incorporated by reference to Exhibit 10.15.7.1 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.10.4          Real Estate Note in the amount of $4,000,000 dated July 17,
                    1997 (Crestmark Phase II). [Incorporated by reference to
                    Exhibit 10.3 from the Company's quarterly report on Form
                    10-QSB for the quarter ended September 30, 1997.]

   10.10.5          Deed to Secure Debt, Assignment of Leases and Rent and
                    Security Agreement dated July 17, 1997 by and between
                    Roberts Properties Residential, L.P. and The Canada Life
                    Assurance Company (Crestmark Phase II). [Incorporated by reference to Exhibit 10.2 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1997.]

   10.11.1          Amended and Restated Consulting Agreement between Roberts
                    Properties Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit
                    10.23.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.11.2          Amended and Restated Consulting Agreement between Roberts
                    Properties Residential, L.P. and Roberts Properties Group,
                    Inc., dated June 26, 1996. [Incorporated by reference to
                    Exhibit 10.23.2 from the Company's quarterly report on Form
                    10-QSB for the quarter ended June 30, 1996.]

   10.12            Letter Agreement between NationsBank, N.A. (South), Charles
                    S. Roberts, Roberts Properties Residential, L.P., Roberts
                    Properties, Inc., and Roberts Realty Investors, Inc. dated
                    March 6, 1997 regarding the establishment of an Advised
                    Guidance Line in the amount of up to $35,000.000.
                    [Incorporated by reference to Exhibit 10.17 from the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1997.]

   10.13            Agreement and Plan of Merger by and between Roberts
                    Properties Residential, L.P. and Roberts Properties
                    Management, L.L.C., dated April 1, 1997 [Incorporated by reference to Exhibit 2.1 from the Company's current report on Form 8-K dated April 1, 1997.]

   21 Subsidiaries of the Small Business Issuer. [Incorporated by reference to Exhibit 21 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   23.1             Consent of Arthur Andersen LLP

   23.2             Consent of Deloitte & Touche L.L.P.

   27               Financial Data Schedule.


          (b) Current Reports on Form 8-K during the quarter ended December 31, 1997.

         On October 8, 1997, the Company filed a current report on Form 8-K reporting an event under Item 2, Acquisition or Disposition of Assets, relating to its sale on August 26, 1997 of its Autumn Ridge apartment community. Financial statements under Item 7, Financial Statements and Exhibits, included a pro forma condensed consolidated balance sheet dated June 30, 1997 (unaudited) and pro forma consolidated statements of operations for the year ended December 31, 1996 (unaudited) and the six months ended June 30, 1997 (unaudited). The report was subsequently amended by filings made on October 24, 1997 and November 4, 1997 that included revised versions of those financial statements. On November 24, 1997 the Company filed its final amendment (number
3) to such report. That amendment included a pro forma condensed consolidated balance sheet as of September 30, 1997 (unaudited) and pro forma consolidated statements of operations for the year ended December 31, 1996 (unaudited) and for the nine months ended September 30, 1997 (unaudited).

         On December 23, 1997, the Company filed a current report on Form 8-K dated December 19, 1997 in which it reported an event under Item 4, Change in Registrant's Certifying Accountant. No financial statements were filed with such report.

ROBERTS REALTY INVESTORS, INC.


INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                          Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (ARTHUR ANDERSEN LLP)             F-1

INDEPENDENT AUDITOR'S REPORT (DELOITTE & TOUCHE L.L.P.)                    F-2

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND
         FOR THE YEARS ENDED DECEMBER 31,
         1997 AND 1996:

         Balance Sheets                                                    F-3

         Statements of Operations                                          F-4

         Statements of Shareholders' Equity                                F-5

         Statements of Cash Flows                                          F-6

         Notes to Financial Statements                                     F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheet of Roberts Realty Investors, Inc. (the "Company," a Georgia corporation) and its subsidiary as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 27, 1998

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheet of Roberts Realty Investors, Inc. (the "Company") as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 1997

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                              ------------

                                                                                         1997            1996
                                                                                       --------        -------
ASSETS

REAL ESTATE ASSETS - At cost:
     Land                                                                             $  20,151       $  19,937
     Buildings and improvements                                                          81,485          80,441
     Furniture, fixtures and equipment                                                   10,150          10,429
                                                                                      ---------       ---------
                                                                                        111,786         110,807
     Less accumulated depreciation                                                      (13,405)         (8,915)
                                                                                      ---------       ---------

         Operating real estate assets                                                    98,381         101,892

     Construction-in-progress and real estate under development                          11,320          10,230
                                                                                      ---------       ---------

         Net real estate assets                                                         109,701         112,122

CASH AND CASH EQUIVALENTS                                                                 7,117           3,162

RESTRICTED CASH AND CASH EQUIVALENTS                                                        468             532

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $221 and $111 at December 31, 1997 and 1996, respectively                              708             658

OTHER ASSETS - Net                                                                          356             341
                                                                                      ---------       ---------

                                                                                      $ 118,350       $ 116,815
                                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                           $  67,951       $  63,342
     Accounts payable and accrued expenses                                                  959           1,053
     Dividends and distributions payable                                                  1,057             870
     Due to affiliates (including retainage payable of $226 and $316 at
         December 31, 1997 and 1996, respectively)                                        2,411           2,540
     Security deposits and prepaid rents                                                    414             462
                                                                                      ---------       ---------

         Total liabilities                                                               72,792          68,267
                                                                                      ---------       ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                            18,861          19,322
                                                                                      ---------       ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 4,420,508 and
         4,186,329 shares issued and outstanding at December 31, 1997 and 1996,
         respectively                                                                        44              42
     Additional paid-in-capital                                                          29,980          29,902
     Accumulated deficit                                                                 (3,327)           (718)
                                                                                      ---------       ---------

         Total shareholders' equity                                                      26,697          29,226
                                                                                      ---------       ---------

                                                                                      $ 118,350       $ 116,815
                                                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                           1997               1996
                                                                           ----               ----
OPERATING REVENUES:
     Rental operations                                                  $    16,831       $    14,651
     Other operating income                                                     677               546
                                                                        -----------       -----------

          Total operating revenues                                           17,508            15,197
                                                                        -----------       -----------

OPERATING EXPENSES:
     Personnel                                                                1,694             1,365
     Utilities                                                                1,131               932
     Repairs, maintenance and landscaping                                     1,090               956
     Real estate taxes                                                          724             1,149
     Management fees to related party                                           211               760
     Marketing, insurance and other                                             801               689
     General and administrative expenses                                      1,714               926
     Depreciation of real estate assets                                       5,708             4,974
                                                                        -----------       -----------

          Total operating expenses                                           13,073            11,751
                                                                        -----------       -----------

INCOME FROM OPERATIONS                                                        4,435             3,446
                                                                        -----------       -----------

OTHER INCOME (EXPENSE):
     Acquisition of Roberts Properties Management, L.L.C                     (5,900)                0
     Interest income                                                            395               353
     Interest expense                                                        (4,670)           (3,724)
     Loss on disposal of assets                                                (156)                0
     Amortization of deferred financing costs                                  (122)             (141)
     Other amortization expense                                                 (65)              (67)
                                                                        -----------       -----------

          Total other income (expense)                                      (10,518)           (3,579)
                                                                        -----------       -----------

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSET, MINORITY INTEREST
     AND EXTRAORDINARY ITEM                                                  (6,083)             (133)

GAIN ON SALE OF REAL ESTATE ASSET                                             1,792                 0
                                                                        -----------       -----------

LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                         (4,291)             (133)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                 1,866                52
                                                                        -----------       -----------

LOSS BEFORE EXTRAORDINARY ITEM                                               (2,425)              (81)

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the Operating Partnership             (184)              (99)
                                                                        -----------       -----------

NET LOSS                                                                $    (2,609)      $      (180)
                                                                        ===========       ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED:

     Loss before extraordinary item                                     $     (0.58)      $     (0.02)

     Extraordinary item                                                       (0.04)            (0.03)
                                                                        -----------       -----------

     Net loss                                                           $     (0.62)      $     (0.05)
                                                                        ===========       ===========

     Weighted average common shares - basic                               4,187,013         3,799,567

     Weighted average common shares - diluted                             7,404,323         6,244,513


The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------




                                                     Common Shares
                                                     -------------          Additional                          Total
                                                Number                       Paid-in        Accumulated      Shareholders'
                                              Of Shares           Amount     Capital          Deficit            Equity
                                             -----------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1995               2,676,381            $26       $18,240          $ (538)           $17,728
          Proceeds of share offering, net       699,175              7         6,045                              6,052
          Conversion of units to shares          65,833              1           447                                448
          Issuance of common shares in the
               acquisition of partnerships      744,940              8         7,068                              7,076
          Dividends declared ($0.48125
               per share)                                                     (1,834)                           (1,834)
          Adjustment for minority interest
               in the Operating Partnership                                      (64)                              (64)
          Net loss                                                                              (180)             (180)
                                             -------------------------------------------------------------------------

 BALANCE AS OF  DECEMBER 31, 1996             4,186,329             42        29,902            (718)            29,226
          Conversion of units to shares         234,179              2         1,410                              1,412
          Dividends declared ($0.576
               per share)                                                     (2,444)                            (2,444)
          Adjustment for minority
               interest in the
               Operating Partnership                                           1,112                              1,112
          Net loss                                                                            (2,609)            (2,609)
                                             --------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1997               4,420,508            $44       $29,980         $(3,327)           $26,697
                                             ==========================================================================




























The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                               Years Ended December 31,
                                                                               ------------------------

                                                                                 1997          1996
                                                                               --------       -------
OPERATING ACTIVITIES:
     Net loss                                                                  $ (2,609)      $   (180)
     Adjustments to reconcile net loss to net cash provided
       operating activities:
          Minority interest of unitholders in the Operating Partnership          (1,866)           (52)
          Gain on sale of real estate asset                                      (1,792)             0
          Loss on disposal of assets                                                156              0
          Depreciation and amortization                                           5,895          5,182
          Non-cash interest                                                         (55)           (55)
          Acquisition of Roberts Properties Management, L.L.C                     5,900              0
          Extraordinary item                                                        184             99
     Change in assets and liabilities net of amounts acquired:
          Decrease (increase) in restricted cash and cash equivalents                64             85
          Decrease (increase) in other assets                                       (15)           247
          Increase (decrease) in accounts payable and
            accrued expenses relating to operations                                 (94)           471
          Increase (decrease) in due to affiliates relating to operations          (251)          (225)
          Increase (decrease) in security deposits and prepaid rent                 (48)            (5)
                                                                               --------       --------

               Net cash provided by operating activities                          5,469          5,567
                                                                               --------       --------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate asset                                     10,330              0
     Acquisition and construction of real estate assets                         (11,867)       (16,473)
     Cash acquired in mergers                                                         0            164
                                                                               --------       --------

               Net cash used in investing activities                             (1,537)       (16,309)
                                                                               --------       --------

FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable                                        10,420         26,528
     Payoff of mortgage note on sale of property including prepayment fee        (5,151)             0
     Principal reductions on mortgage notes payable                                (913)       (17,334)
     Payment of loan costs                                                         (245)          (451)
     Proceeds from issuance of shares                                                 0          6,589
     Payment of share and unit issuance costs                                         0           (613)
     Payment of dividends and distributions                                      (4,088)        (2,219)
                                                                               --------       --------

               Net cash provided by financing activities                             23         12,500
                                                                               --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         3,955          1,758

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    3,162          1,404
                                                                               --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  7,117       $  3,162
                                                                               ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest, net of capitalized interest                       $  4,722       $  4,347


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BUSINESS AND ORGANIZATION OF THE COMPANY

         Roberts Realty Investors, Inc. (the "Company"), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a "REIT"). As of December 31, 1997, approximately 88% of the Company's total apartment homes are located in the Atlanta metropolitan area (100% as of January 9, 1998 - see Note 10).

         The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and has a 58.6% ownership interest at December 31, 1997. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. The Company's general partner interest was 58.6% and 60.2% at December 31, 1997 and 1996, respectively. Units of limited partnership interest ("Units") in the Operating Partnership outstanding at December 31, 1997 and 1996 were 3,129,420 and 2,773,430, respectively. Units held by the minority interest as a percentage of total Units and shares of common stock ("Shares") of the Company outstanding was 41.4% and 39.8% at December 31, 1997 and 1996, respectively. The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

         Effective October 1, 1994, the Company began operations through a business combination (the "Consolidation") of four limited partnerships (the "Predecessors") sponsored by Charles S. Roberts, the Chairman, President and Chief Executive Officer of the Company ("Mr. Roberts"). The Consolidation was accounted for as a reorganization of entities under common ownership and control. As a result of the Consolidation, the partners of the Predecessors received Shares and/or Units. Purchase accounting has been applied to all acquisitions subsequent to the Consolidation.

         At December 31, 1997, the Company owned nine completed multifamily apartment communities totaling 1,756 apartment homes and an additional 254 apartment homes were under construction. On January 9, 1998, the Company sold a 232-unit apartment community located on St. Simons Island, Georgia. In addition, the Company owns two retail centers totaling 15,698 square feet located at the entrance to two of its multifamily apartment communities.

         On April 1, 1997, the Company acquired Roberts Properties Management, L.L.C. ("Roberts Management") from Mr. Roberts and certain of its key employees. Roberts Management is the property management company that managed the Company's multifamily apartment communities since the Company's inception. The Company now manages its own properties using Roberts Management's property management systems and the property management personnel formerly employed by Roberts Management. Although the Company no longer pays 5% of gross property revenues to Roberts Management for property management services, it does bear the actual overhead cost of managing the properties internally.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION The accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the minority interest of the unitholders in the Operating Partnership. Subject to certain conditions, Units are exchangeable for Shares on a one-for-one basis, or at the option of the Company, redeemable for cash. The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest of the unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of Shares and Units outstanding during the period.

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

         Expenditures directly related to the development, acquisition and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Buildings are generally depreciated over 27.5 years. Land improvements are depreciated over 15 years, and furniture, fixtures and equipment are depreciated over 5 to 7 years.

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

         INTEREST AND REAL ESTATE TAXES Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $388,000 and $527,000 for the years ended December 31, 1997 and 1996, respectively.

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

         EARNINGS PER SHARE Effective for the quarter and year ended December 31, 1997, the Company computes earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". As prescribed by SFAS No. 128, all prior period earnings per share data has been restated to conform with the provisions of SFAS No. 128. Under SFAS No. 128, basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed to reflect the potential dilution of all instruments or securities which are convertible into shares of common stock. Previously reported earnings per share under prior accounting standards were equal to basic and diluted earnings per share under SFAS No.
         128.

         RECLASSIFICATIONS Certain prior period amounts have been reclassified to conform with the 1997 presentation.


3.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable were secured by the following communities at December 31, as follows:

                                                           FIXED INTEREST          PRINCIPAL OUTSTANDING
                                                             RATE AS OF                 DECEMBER 31,
                                            MATURITY          12/31/97            1997                1996
                                            --------          --------            ----                ----
         Autumn Ridge                       04/15/06           7.13%           $         0        $ 4,950,000
         Bentley Place                      08/15/06           7.10%             4,045,000          4,087,000
         Crestmark Club - phase I           05/01/01           7.50%             9,652,000          9,787,000
         Crestmark Club - phase II          05/01/01           7.65%             3,985,000                  0
         Highland Park                      02/15/03           7.30%             8,030,000          8,113,000
         Ivey Brook                         02/15/07           7.14%             6,367,000                  0
         Plantation Trace                   09/15/00           7.75%             7,775,000          7,886,000
         Preston Oaks                       10/15/02           7.21%             8,519,000          8,611,000
         River Oaks                         11/15/03           7.15%             9,151,000          9,243,000
         Rosewood Plantation                06/01/01           7.38%             6,357,000          6,446,000
         Windsong                           02/01/00           9.00%             4,070,000          4,219,000
                                                                               -----------        -----------

                                                                               $67,951,000        $63,342,000
                                                                               ===========        ===========


         Fixed interest rates on mortgage debt outstanding at December 31, 1996 ranged from 7.10% to 9.00%.

         The December 31, 1997 and 1996 principal balances of the Windsong mortgage include unamortized premiums of $110,436 and $165,656, respectively. Amortization of this premium of $55,220 in 1997 and $55,220 in 1996 is included as a reduction of interest expense. On January 9, 1998, the Company sold the Windsong community and the mortgage note was repaid in full. The Company will recognize an extraordinary gain of $110,000 in the first quarter of 1998 in connection with the early extinguishment of this debt.

         On January 31, 1996, the Company completed the refinancing of the mortgage note secured by the Highland Park community. The new mortgage note is in the amount of $8,178,000 at a fixed interest rate of 7.30% payable in monthly installments of $56,066 based on a 30-year amortization schedule. The note matures on February 15, 2003. The previous note had an interest rate of 8.50%.

         On March 28, 1996, the Company completed the financing of the Autumn Ridge community. The new mortgage note was in the amount of $5,000,000 at a fixed interest rate of 7.13% payable in monthly installments of $35,739 based on a 25-year amortization schedule. On August 26, 1997, the Company completed the sale of Autumn Ridge at which time the mortgage note balance of $4,899,000 was repaid in full.

         In June 1996, in connection with the acquisition of The Crestmark Club, L.P., the Operating Partnership assumed a mortgage note in the amount of $9,850,000 secured by the Crestmark community. The mortgage note includes a fixed interest rate of 7.50% payable in monthly installments of $72,000 based on a 28-year amortization schedule. The note matures on May 1, 2001.

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

         On January 30, 1997, the Company completed the financing of the Ivey Brook community. The new mortgage note is in the amount of $6,420,000 at a fixed interest rate of 7.14% payable in monthly installments of $43,318 based on a 30-year amortization schedule. The note matures on February 15, 2007. In connection with the financing, a letter of credit was issued to the lender in the amount of $1,140,000. The letter of credit expired on January 30, 1998 and it was not renewed.

         In March 1997, the Company and certain non-owned affiliates of the Company established a $35,000,000 Advised Guidance Line (the "Guidance Line") with NationsBank N.A. (South) (the "Bank") for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the Guidance Line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The Guidance Line is not a commitment to lend and each loan under the Guidance Line will be made at the Bank's discretion in accordance with normal loan approval procedures. At December 31, 1997, there was no balance outstanding under the Guidance Line.

         On July 17, 1997, the Company completed the financing of the second phase of the Crestmark community. The new mortgage note is in the amount of $4,000,000 at a fixed interest rate of 7.65% payable in monthly installments of $28,381 based on a 30-year amortization schedule. The note matures on May 1, 2001.

         On December 19, 1997, the Company received a commitment to provide financing in the amount of $8,400,000 secured by the Bradford Creek community. The terms of the commitment include a 10-year term with a fixed interest rate of 7.15% payable in monthly installments of $56,734 based on a 30-year amortization schedule. Bradford Creek is under construction and was unencumbered at December 31, 1997. The financing is expected to close in May 1998.

         The scheduled principal maturities of all debt outstanding at December 31, 1997 for each of the years ending December 31, are as follows:


                         1998                             $   956,000
                         1999                               1,027,000
                         2000                              12,054,000
                         2001                              19,588,000
                         2002                               8,475,000
                         Thereafter                        25,851,000
                                                          -----------

                         Mortgage notes payable           $67,951,000
                                                          ===========

         Real estate assets having a combined depreciated cost of approximately $97,307,000 serve as collateral for the outstanding debt at December 31, 1997.

         EXTRAORDINARY ITEMS The 1997 extraordinary item resulted from the write-off of unamortized deferred financing costs and debt prepayment associated with the August 26, 1997 pay-off of the mortgage note secured by the Autumn Ridge community upon the sale of the property. The extraordinary item is net of $140,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during 1997. The 1996 extraordinary item resulted from the write-off of unamortized deferred financing costs associated with the January 31, 1996 refinancing of the mortgage note secured by the Highland Park community. The extraordinary item is net of $64,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during 1996.


4.       FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

         Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 1997 and 1996. Fixed rate mortgage debt with carrying values of $67,951,000 and $63,342,000 at December 31, 1997 and 1996,
         respectively, is estimated by management to approximate fair value based upon interest rates available to the Company for debt with similar terms and maturities.

5.       RELATED PARTY TRANSACTIONS

         LAND ACQUISITION On March 29, 1996, the Operating Partnership acquired a 22.5 acre tract of land for the development of a 180-unit apartment community located in Gwinnett County, Georgia from Roberts Properties, Inc., an affiliate of Mr. Roberts, for $1,628,000.

         CONSTRUCTION CONTRACTS The Company enters into contractual commitments in the normal course of business related to the development and construction of real estate assets with Roberts Properties Construction, Inc., an affiliate of Mr. Roberts. These contract amounts from inception through December 31, 1997 are summarized in the following table:


                                                           TOTAL                                    REMAINING
                                                         CONTRACT               AMOUNT             CONTRACTUAL
                                                          AMOUNT               INCURRED            COMMITMENT
                  --------------------------------------------------------------------------------------------

                  River Oaks                          $  8,532,000          $  8,532,000
                  Rosewood Plantation                    6,083,000             6,083,000
                  Preston Oaks                           7,806,000             7,806,000
                  Highland Park                          8,021,000             8,021,000
                  Ivey Brook                             6,420,000             6,420,000
                  Crestmark Club - Phase II              3,795,000             3,795,000
                  Bradford Creek                         8,829,000             5,779,000            $3,050,000
                  --------------------------------------------------------------------------------------------

                                                       $49,486,000           $46,436,000            $3,050,000
                  ============================================================================================


         At December 31, 1997, the 50-unit second phase of Plantation Trace is under construction subject to a cost plus 10% contract with Roberts Properties Construction, Inc. The cost to construct the second phase of Plantation Trace is estimated to be $4,770,000. In addition, certain of the Predecessors and partnerships acquired subsequent to the Consolidation have paid or will pay Roberts Properties Construction, Inc. for change-orders which include purchases made on their behalf and for additional features added or built on their property that are not part of the original construction contracts. These amounts aggregated $1,695,000 and $2,250,000 during 1997 and 1996, respectively. The
         Predecessors and partnerships acquired subsequent to the Consolidation also paid Roberts Properties Construction, Inc. for labor and materials to perform repairs and maintenance for the communities in the amount of $513,000 and $2,174,000 in 1997 and 1996, respectively.

         DEVELOPMENT FEES Roberts Properties, Inc. received fees for various development services including market studies, business plans, design, finish selection, interior design and construction administration. Fees incurred totaled $990,000 and $430,000 for the years ended December 31, 1997 and 1996, respectively.

         MANAGEMENT FEES Roberts Management, an affiliate of Mr. Roberts, provided property management services to the Company through March 31, 1997 for a fee of 5% of gross income. On April 1, 1997, the Company acquired Roberts Management and, as a result, no longer pays 5% of gross property revenues to Roberts Management, although it does bear the actual overhead cost of managing the properties internally. Property management fees incurred totaled $211,000 and $760,000 for the years ended December 31, 1997 and 1996, respectively. In addition, the Company reimbursed Roberts Management for the salaries of the on-site property management personnel through March 31, 1997.

         CONSULTING FEES Affiliates of Mr. Roberts have contracted with each of the Predecessors and partnerships acquired subsequent to the Consolidation to provide consulting services in the event of a sale of the community, with consulting fees ranging from 3% to 6% of the gross sales proceeds of the property sold. These consulting fees as of December 31, 1997 are summarized in the following table:

                           Bentley Place                             3%
                           River Oaks                                5%
                           Rosewood Plantation                       5%
                           Preston Oaks                              5%
                           Highland Park                             5%
                           Ivey Brook                                5%
                           Windsong                                  3%
                           Crestmark                                 5%
                           Plantation Trace                          6%
                           Shoppes of Plantation Trace               6%

         Although the consulting fee was waived at the time of the Consolidation and upon subsequent acquisitions of partnerships, the Company and the Operating Partnership have assumed these contracts as a term of each merger. The sale of the Windsong community closed on January 9, 1998 at which time a 3% consulting fee ($288,000) was paid to an affiliate of Mr. Roberts (See Note 10). Other than Windsong, there have been no sales of any of the apartment communities.

         OTHER FEES During 1997 and 1996, affiliates of Mr. Roberts received fees and cost reimbursements for services related to (1) leasing administration services at the Shoppes of River Oaks and Shoppes of Plantation Trace ($31,000), (2) the merger of Bentley Place, L.P. into the Operating Partnership ($50,000), (3) the merger of Crestmark, L.P. into the Operating Partnership ($65,000), (4) the acquisition and rezoning of a 1.1 acre parcel of undeveloped land located adjacent to the existing Preston Oaks community ($46,000), (5) the sale of Autumn Ridge in August 1997 ($150,000), and (5) miscellaneous fees and cost reimbursements ($167,000). These fees and costs incurred totaled $283,000 and $226,000 for the years ended December 31, 1997 and 1996, respectively.

         BROKER-DEALER FEES A director of the Company owns all of the outstanding stock of an NASD member broker-dealer that has participated as the distributor or solicitation agent in numerous offerings by the Company and the Operating Partnership. Fees incurred for these services totaled $0 and $487,000 for the years ended December 31, 1997 and 1996, respectively.

         LOAN ORIGINATION FEES A director of the Company is president of a commercial mortgage banking firm that has originated loans for the Company and its Predecessors. Loan origination fees incurred totaled $48,150 and $184,000 for the years ended December 31, 1997 and 1996, respectively. Additional fees will be paid as additional communities are financed during 1998, as more fully described in Note 3.

6.       COMMITMENTS AND CONTINGENCIES

         The Company and the Operating Partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

         As a result of the mergers of various limited partnerships into the Operating Partnership, the former partners of these limited partnerships received Units. Holders of Units have the right to require the Operating Partnership to redeem their Units for Shares, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for such Units at their fair market value, which will be based upon the then current trading price of the Shares, or (b) to acquire such Units in exchange for Shares (on a one-for-one basis). The Company has adopted a policy that it will issue Shares in exchange for all such Units submitted. There were 3,129,420 Units outstanding at December 31, 1997 that could be exchanged for Shares, subject to the conditions described above.

         The Company enters into contractual commitments in the normal course of business related to the development of real estate assets. Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations. See Notes 5 and 10 where construction commitments are further discussed.


7.       SHAREHOLDERS' EQUITY

         ISSUANCE AND CONVERSION OF SHARES AND UNITS In May 1996, the Company completed an offering of 699,175 Shares at a price of $9.50 per Share and received net proceeds of $6,052,000. The Company used the proceeds to fund the development and construction of the 180-unit Bradford Creek apartment community. Additionally, in 1997 and 1996, a total of 234,179 and 65,833 Units in the Operating Partnership, respectively, were converted into the same number of Shares of the Company. The conversion was reflected in the accompanying consolidated financial statements at book value.

         DIVIDENDS On December 16, 1997, the Company's Board of Directors declared a quarterly distribution in the amount of $0.14 per common Share and Unit payable on January 15, 1998 to shareholders and unitholders of record on December 31, 1997. Of the total dividends declared for 1997 totaling $0.576 per share, approximately $0.19 per share represents ordinary income, $0.21 per share represents capital gain and $0.18 per share represents a return of capital to the shareholders. On December 17, 1996, the Company's Board of Directors declared a quarterly distribution in the amount of $0.125 per common Share and Unit payable on January 15, 1997 to shareholders and unitholders of record on December 17, 1996. Of the total dividends declared for 1996 totaling $0.48125 per share, approximately $0.39 per share represents ordinary income and $0.09 per share represents a return of capital to the shareholders.

         EARNINGS PER SHARE The Company adopted the provisions of SFAS No. 128 in the year ended December 31, 1997. Reconciliations of income available to common shareholders and weighted average Shares and Units used in the Company's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                              1997             1996
                                                                              ----             ----

         Loss before extraordinary item                                  $    (2,425)      $       (81)
         Minority interest in loss before extraordinary
                   item of the Operating Partnership                          (1,866)              (52)
                                                                         -----------       -----------

         Loss before extraordinary item - diluted                        $    (4,291)      $      (133)
                                                                         ===========       ===========


         Net loss - basic                                                $    (2,609)      $      (180)
         Minority interest in net loss of the Operating Partnership           (2,006)             (116)
                                                                         -----------       -----------

         Net loss - diluted                                              $    (4,615)      $      (296)
                                                                         ===========       ===========


         Weighted average Shares - basic                                   4,187,013         3,799,567
         Dilutive Securities - weighted average Units                      3,217,310         2,444,946
                                                                         -----------       -----------

         Weighted average Shares - diluted                                 7,404,323         6,244,513
                                                                         ===========       ===========


8.       ACQUISITIONS AND DISPOSITIONS

         On March 29, 1996, the Operating Partnership purchased 22.5 acres of land for $1,628,000 from an affiliate of Mr. Roberts for the development and construction of the 180-unit Bradford Creek apartment community.

         In March 1996, the Company acquired the assets and liabilities of Roberts Properties Bentley Place, L.P. ("Bentley Place, L.P."), which included a 117-unit apartment community. In connection with the acquisition, the Company issued 744,940 Shares valued at $9.50 per Share (totaling $7,076,000, net of issuance costs) in exchange for the assets and liabilities of Bentley Place, L.P.

         In June 1996, the Company acquired the assets and liabilities of The Crestmark Club, L.P. ("Crestmark, L.P."), which included a 248-unit apartment community and 8.8 acres of adjoining land for the development of an 86-unit second phase to the Crestmark community. In connection with the acquisition, the Operating Partnership issued 746,715 Units valued at $9.75 per Unit (totaling $7,280,000 net of issuance costs) in exchange for the assets and liabilities of Crestmark, L.P.

         The Bentley Place, L.P. and Crestmark, L.P. acquisitions were accounted for as purchases and the related acquisition costs were allocated to the assets acquired and liabilities assumed based on their fair values.

         On April 1, 1997, the Company acquired Roberts Management, the property management company that managed the Company's multifamily apartment communities since the Company's inception. The Operating Partnership issued a total of 590,000 Units valued at $10.00 per Unit or

         $5,900,000 to purchase Roberts Management. Because Roberts Management, a related party, managed only the properties owned by the Company, the transaction has been accounted for as the settlement of a contract and expensed in the year ended December 31, 1997.

         On August 26, 1997, the Company completed the sale of the Autumn Ridge community for $10,601,000 in cash. The sale resulted in a net gain of $1,792,000. The Company acquired Autumn Ridge in December 1995. Autumn Ridge is a 207-unit apartment home community located in Cobb County in the Atlanta metropolitan area. Net sale proceeds were $5,045,000 after deduction for loan repayment of $5,162,000 and closing costs and prorations of $394,000. The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with the Company and the transaction was negotiated at arms-length. Roberts Properties, Inc., an affiliate of Mr. Roberts, was paid a consulting fee of $150,000 upon the closing of the sale of Autumn Ridge.

         Unaudited pro forma amounts for the twelve months ended December 31, 1997 and 1996, assuming the sale of Autumn Ridge and the acquisition of Roberts Management, Bentley Place, L.P. and Crestmark, L.P. had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisitions and sale occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                                  1997      1996
                                                                  ----      ----

         Total operating revenues                             $16,420    $14,845
         Income (loss) before extraordinary items                 (93)         7
         Net income (loss)                                       (274)       (83)

         PER SHARE DATA - BASIC AND DILUTED
                  Income (loss) before extraordinary items     $(0.02)     $0.00
                  Net income (loss)                             (0.07)     (0.02)


9.       SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the years ended December 31, 1997 and 1996 were as follows:

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

         C. On April 1, 1997, the Operating Partnership issued 590,000 Units in exchange for the assets and liabilities of Roberts Management valued at $5,900,000.

10.      SUBSEQUENT EVENTS

         On January 9, 1998, the Company completed the sale of the Windsong community for $9,750,000 in cash resulting in a gain of $1,544,000 on the sale of the real estate assets and an extraordinary gain of $110,000 on the buyer's assumption of the related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. The Company intends to reinvest the net sales proceeds in a replacement property in connection with a Section 1031 tax-deferred exchange. The purchaser is unaffiliated with the Company and the transaction was negotiated at arms-length. The net book value of the property at December 31, 1997 is approximately $7,749,000.

         On January 27, 1998, the Company signed a contract for $1,300,000 with an independent general contractor, not affiliated with either the Company or Mr. Roberts, for construction of a 24-unit second phase on
         1.1 acres located adjacent to the existing Preston Oaks community.

         On February 12, 1998, the Company signed a mortgage loan commitment in the amount of $11,900,000 in connection with the refinancing of the Plantation Trace community. The loan commitment, which is being reviewed by the lender, includes a 10-year term with a fixed interest rate of 7.09% payable in monthly installments of $79,892 based on a 30-year amortization schedule. The loan is expected to close in July 1998 upon the completion of construction and leasing of the second phase of Plantation Trace. At December 31, 1997, Plantation Trace was encumbered with a mortgage loan in the amount of $7,775,000 at a fixed interest rate of 7.75%.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.


By:           /s/  Charles S. Roberts
       -----------------------------------------------
       Charles S. Roberts, Chairman of the Board,
       Chief Executive Officer and President

Date:  March 27, 1998

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                                  Date
         ---------                           -----                                  ----


/s/  Charles S. Roberts            Chairman of the Board, Chief
---------------------------          Executive Officer and President            March 27, 1998
Charles S. Roberts


/s/  Charles R. Elliott            Secretary, Treasurer and Chief               March 27, 1998
---------------------------        Financial Officer (Principal Financial
Charles R. Elliott                 Officer and Principal Accounting Officer)


/s/  James M. Goodrich             Director                                     March 30, 1998
---------------------------
James M. Goodrich


/s/  Dennis H. James               Director                                     March 26, 1998
---------------------------
Dennis H. James


/s/  Wm. Jarell Jones              Director                                     March 26, 1998
---------------------------
Wm. Jarell Jones


/s/  Ben A. Spalding               Director                                     March 27, 1998
---------------------------
Ben A. Spalding


/s/  George W. Wray, Jr.           Director                                     March 27, 1998
---------------------------
George W. Wray, Jr.


/s/  Weldon R. Humphries           Director                                     March 27, 1998
---------------------------
Weldon R. Humphries

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

EXHIBIT
  NO.                                                DESCRIPTION
-------                                              -----------

    3.1             Articles of Incorporation of Roberts Realty Investors, Inc.
                    filed with the Georgia Secretary of State on July 22, 1994.
                    [* 2.1]

    3.2             Bylaws of Roberts Realty Investors, Inc. [* 2.2]

    4.1             Agreement of Limited Partnership of Roberts Properties
                    Residential, L.P., dated as of July 22, 1994. [* 3.1]

    4.1.1 First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October
                    1, 1994. [* 3.1.1]

    4.1.2           Amendment #1 to First Amended and Restated Agreement of
                    Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [* 3.1.2]

    4.2             Certificate of Limited Partnership of Roberts Properties
                    Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [* 3.2]

    4.2.1 Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River
                    Oaks, L.P.; Roberts Properties Rosewood Plantation, L.P.;
                    Roberts Properties Preston Oaks, L.P.; and Roberts
                    Properties Highland Park, L.P. with and into Roberts
                    Properties Residential, L.P. (1994 Consolidation). [* 3.2.1]

    4.2.2 Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb
                    Bridge, L.P. with and into Roberts Properties Residential,
                    L.P. (Holcomb Bridge Merger). [* 3.2.2]

    4.2.3 Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation
                    Trace, L.P. with and into Roberts Properties Residential,
                    L.P. (Plantation Trace Merger). [* 3.2.3]

    4.2.4 Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St.
                    Simons, L.P. with and into Roberts Properties Residential,
                    L.P. (Windsong Merger). [* 3.2.4]

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

    4.2.7           Certificate and Articles of Merger filed with the Georgia
                    Secretary of State on April __, 1997 merging Roberts
                    Properties Management, L.L.C. with and into Roberts
                    Properties Residential, L.P. [Incorporated by reference to
                    Exhibit 4.2.7 from the Company's current report on Form 8-K dated April 1, 1997.]

   10.1.2           Real Estate Note executed by Roberts Properties Residential,
                    L.P. in favor of Nationwide Life Insurance Company, dated
                    September 20, 1995, in the original principal amount of $8,711,000.00 (Preston Oaks). [* 6.11.1]

   10.1.3           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of Nationwide
                    Life Insurance Company, dated September 20, 1995, and related collateral documents (Preston Oaks).
                    [* 6.11.2]

   10.2.1           Real Estate Note A executed by Roberts Properties
                    Residential, L.P. in favor of Nationwide Life Insurance
                    Company, dated January 31, 1996, in the original principal amount of $6,678,000.00 (Highland Park). [* 6.18.1]

   10.2.2           Real Estate Note B executed by Roberts Properties
                    Residential, L.P. in favor of Employers Life Insurance
                    Company of Wausau, dated January 31, 1996, in the original principal amount of $1,500,000.00 (Highland Park).
                    [* 6.18.2]

   10.2.3           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of Nationwide
                    Life Insurance Company and Employers Life Insurance Company of Wausau, dated January 31, 1996, and related collateral documents (Highland Park). [* 6.18.3]

   10.3.1           Real Estate Note A executed by Roberts Properties
                    Residential, L.P. in favor of Nationwide Life Insurance
                    Company, dated October 17, 1996, in the original principal amount of $7,250,000.00 (River Oaks). [Incorporated by reference to Exhibit 10.3.3 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.3.2           Real Estate Note B executed by Roberts Properties
                    Residential, L.P. in favor of Nationwide Life & Annuity
                    Insurance Company, dated October 17, 1996, in the original principal amount of $2,000,000.00 (River Oaks).
                    [Incorporated by reference to Exhibit 10.3.4 from the Company's annual report on Form 10-KSB for the year ended
                    December 31, 1996.]

   10.3.3           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of Nationwide
                    Life Insurance Company and Nationwide Life & Annuity
                    Insurance Company, dated October 17, 1996, and related collateral documents (River Oaks). [Incorporated by reference to Exhibit 10.3.5 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.4.1           Real Estate Note executed by Roberts Properties Rosewood
                    Plantation, L.P. in favor of Commonwealth of Pennsylvania
                    State Employes' [sic] Retirement Board, dated May 25, 1994, in the original principal amount of $6,650,000.00, as assigned to Legg Mason Real Estate Services South, Inc., as further assigned to Federal Home Loan Mortgage Corporation
                    (Rosewood). [* 6.3.12]

   10.4.2           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Rosewood Plantation, L.P. in favor of
                    Commonwealth of Pennsylvania State Employes' [sic]
                    Retirement Board, dated May 25, 1994, and related collateral documents, as assigned to Legg Mason Real Estate Services
                    South, Inc. by instruments dated August 23, 1995, as further assigned to Federal Home Loan Mortgage Corporation by instruments dated August 24, 1995 (Rosewood).
                    [* 6.3.13]

   10.4.3           First Amendment to Deed to Secure Debt and Security
                    Agreement between Roberts Properties Rosewood Plantation,
                    L.P. and Commonwealth of Pennsylvania State Employes' [sic]
                    Retirement Board, dated August 1, 1994, as assigned to Legg
                    Mason Real Estate Services South, Inc. by instruments dated
                    August 23, 1995, as further assigned to Federal Home Loan
                    Mortgage Corporation by instruments dated August 24, 1995
                    (Rosewood). [* 6.3.14]

   10.4.4           Assumption Agreement between Roberts Properties Residential,
                    L.P. and Commonwealth of Pennsylvania State Employes' [sic]
                    Retirement Board, dated October 13, 1994 (1994
                    Consolidation/ Rosewood). [* 6.3.15]

   10.5.1           Real Estate Note A executed by Roberts Properties
                    Residential, L.P. in favor of Nationwide Life Insurance
                    Company, dated January 30, 1997, in the original principal amount of $5,670,000.00 (Ivey Brook - formerly Holcomb
                    Bridge). [Incorporated by reference to Exhibit 10.5.12 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.5.2           Real Estate Note B executed by Roberts Properties
                    Residential, L.P. in favor of West Coast Life Insurance
                    Company, dated January 30, 1997, in the original principal amount of $750,000.00 (Ivey Brook). [Incorporated by reference to Exhibit 10.5.13 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.5.3           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of Nationwide
                    Life Insurance Company and West Coast Life Insurance
                    Company, dated January 30, 1997, and related collateral documents (Ivey Brook). [Incorporated by reference to
                    Exhibit 10.5.14 from the Company's annual report on Form
                    10-KSB for the year ended December 31, 1996.]

   10.6             Design and Development Agreement between Roberts Properties
                    Residential, L.P. and Roberts Properties, Inc. dated July
                    21, 1995 (Summer 1995 Cash Offering, for Phase II of
                    Plantation Trace). [* 6.10.3]

   10.7.1           Promissory Note executed by Roberts Properties-Plantation
                    Trace, L.P. in favor of The Prudential Insurance Company of
                    America, dated August 12, 1993, in the original principal amount of $8,200,000.00 (Plantation Trace). [* 6.9.5]

   10.7.2           Deed to Secure Debt and Security Agreement from Roberts
                    Properties-Plantation Trace, L.P. to The Prudential
                    Insurance Company of America, dated August 12, 1993
                    (Plantation Trace). [* 6.9.6]

   10.7.3           Assumption of Liability Agreement among The Prudential
                    Insurance Company of America, Roberts Properties-Plantation
                    Trace, L.P. and Roberts Properties Residential, L.P., dated
                    May 16, 1995 (Plantation Trace Merger). [* 6.9.7]

   10.8.1           Design Agreement between Roberts Properties Residential,
                    L.P. and Roberts Properties, Inc., dated March 29, 1996
                    (Bradford Creek - formerly Howell Ferry). [Incorporated by reference to Exhibit 10.14.4 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.8.2           Development Agreement between Roberts Properties
                    Residential, L.P. and Roberts Properties, Inc., dated March
                    29, 1996 (Bradford Creek). [Incorporated by reference to
                    Exhibit 10.14.5 from the Company's quarterly report on Form
                    10-QSB for the quarter ended June 30, 1996.]

   10.8.3           Finish Selection and Interior Design Agreement between
                    Roberts Properties Residential, L.P. and Roberts Properties,
                    Inc., dated March 29, 1996 (Bradford Creek). [Incorporated by reference to Exhibit 10.14.6 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.8.4           Construction Administration Agreement between Roberts
                    Properties Residential, L.P. and Roberts Properties, Inc., dated March 29, 1996 (Bradford Creek). [Incorporated by reference to Exhibit 10.14.7 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.8.5           Application/Contract for Mortgage Loan between Roberts
                    Properties Residential, L.P. and Nationwide Life Insurance
                    Company, dated December 19, 1997 (Bradford Creek).

   10.9.1           Real Estate Note A executed by Roberts Properties
                    Residential, L.P. in favor of Nationwide Life Insurance
                    Company, dated August 14, 1996, in the original principal amount of $3,350,000.00 (Bentley Place). [Incorporated by reference to Exhibit 10.17.4.1 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

   10.9.2           Real Estate Note B executed by Roberts Properties
                    Residential, L.P. in favor of West Coast Life Insurance
                    Company, dated August 14, 1996, in the original principal amount of $750,000.00 (Bentley Place). [Incorporated by reference to Exhibit 10.17.4.2 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

   10.9.3           Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of Nationwide
                    Life Insurance Company and West Coast Life Insurance
                    Company, dated August 14, 1996, and related collateral documents (Bentley Place). [Incorporated by reference to
                    Exhibit 10.17.4.3 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1996.]

   10.10.1          Assumption and Modification Agreement by and among The
                    Crestmark Club, L.P., Roberts Properties Residential, L.P., and Federal Home Loan Mortgage Corporation dated as of June
                    26, 1996 (Crestmark Merger). [Incorporated by reference to
                    Exhibit 10.22.5 from the Company's quarterly report on Form
                    10-QSB for the quarter ended June 30, 1996.]

   10.10.2 Real Estate Note executed by The Crestmark Club, L.P. in favor of Commonwealth of Pennsylvania State Employes' [sic]
                    Retirement Board, dated April 27, 1994, in the original principal amount of $10,100,000.00, along with a replacement
                    Real Estate Note having identical terms (the original having been lost), and related collateral documents, as assigned to Legg Mason Real Estate Services South, Inc. by instrument dated August 23, 1995, as further assigned to Federal Home
                    Loan Mortgage Corporation by instrument dated August 24,
                    1995, as amended by that certain Amendment to Assignment of Assignment of Occupancy Agreement and Rents dated September
                    1, 1995 (Crestmark). [Incorporated by reference to Exhibit
                    10.15.7 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.10.3          First Amendment to Deed to Secure Debt and Security
                    Agreement between The Crestmark Club, L.P. and Commonwealth of Pennsylvania State Employes' [sic] Retirement Board, dated August 1, 1994 (Crestmark). [Incorporated by reference to Exhibit 10.15.7.1 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.10.4          Real Estate Note in the amount of $4,000,000 dated July 17,
                    1997 (Crestmark Phase II). [Incorporated by reference to
                    Exhibit 10.3 from the Company's quarterly report on Form
                    10-QSB for the quarter ended September 30, 1997.]

   10.10.5          Deed to Secure Debt, Assignment of Leases and Rent and
                    Security Agreement dated July 17, 1997 by and between
                    Roberts Properties Residential, L.P. and The Canada Life
                    Assurance Company (Crestmark Phase II). [Incorporated by reference to Exhibit 10.2 from the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1997.]

   10.11.1          Amended and Restated Consulting Agreement between Roberts
                    Properties Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit
                    10.23.1 from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.11.2          Amended and Restated Consulting Agreement between Roberts
                    Properties Residential, L.P. and Roberts Properties Group,
                    Inc., dated June 26, 1996. [Incorporated by reference to
                    Exhibit 10.23.2 from the Company's quarterly report on Form
                    10-QSB for the quarter ended June 30, 1996.]

   10.12            Letter Agreement between NationsBank, N.A. (South), Charles
                    S. Roberts, Roberts Properties Residential, L.P., Roberts
                    Properties, Inc., and Roberts Realty Investors, Inc. dated
                    March 6, 1997 regarding the establishment of an Advised
                    Guidance Line in the amount of up to $35,000.000.
                    [Incorporated by reference to Exhibit 10.17 from the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1997.]

   10.13            Agreement and Plan of Merger by and between Roberts
                    Properties Residential, L.P. and Roberts Properties
                    Management, L.L.C., dated April 1, 1997 [Incorporated by reference to Exhibit 2.1 from the Company's current report on Form 8-K dated April 1, 1997.]

   21 Subsidiaries of the Small Business Issuer. [Incorporated by reference to Exhibit 21 from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.]

   23.1             Consent of Arthur Andersen LLP

   23.2             Consent of Deloitte & Touche L.L.P.

   27               Financial Data Schedule.