Form 10KSB40/A
period 1997-12-31
ROBERTS REALTY INVESTORS INC
filed 1998-04-30
CIK 1011109

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to          .
                               ---------    ---------

                         Commission file number 0-28048

                         ROBERTS REALTY INVESTORS, INC.
                 ----------------------------------------------
                (Name of small business issuer in its charter)

            GEORGIA                                       58-2122973
---------------------------------          ------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

     8010 ROSWELL ROAD, SUITE 120
         ATLANTA, GA                                      30350
  --------------------------------------                 ---------
 (Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number: (770) 394-6000

Securities registered under Section 12(b) of the Act:  NONE

      Title of each class:        Name of each exchange on which registered:
      --------------------        ------------------------------------------
             N/A                                   N/A

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                ----------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,554,412 shares of Common Stock (as of March 31, 1998)

         Transitional Small Business Disclosure Format (Check One): Yes [ ] No
[X]

                                     PART I

ITEM 2.       DESCRIPTION OF PROPERTY.

         The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 2 and replacing it with the following:

GENERAL

         At April 24, 1998, the Company owned nine multifamily apartment communities (the "Communities") containing a total of 1,778 apartment homes. The eight existing Communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Bentley Place, Crestmark and Ivey Brook, containing a total of 1,524 apartment units, are stabilized; and the 180-unit Bradford Creek Community, a 24-unit second phase of Preston Oaks and a 50-unit second phase of Plantation Trace are now under construction or development. (The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or
(b) one year after completion of construction.) As described above in "Item 1, Description of Business - Growth Strategies - Development Strategy," three additional multifamily apartment communities in north metropolitan Atlanta that are anticipated to total 875 apartment homes are in the development stage. The properties on which those communities are to be constructed are currently owned by Roberts Properties or an entity formed by Mr. Roberts or his affiliates, and the Company has not yet purchased those properties. As explained in "- Recent Developments," the Company recently agreed to purchase two of these properties, on which a total of 654 apartment homes are anticipated to be developed.

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

                         Physical Occupancy Rate                         Average Effective Annual Rental Rates
                         -----------------------                         -------------------------------------
                                                           1993           1994           1995             1996             1997
              Month                                        ----           ----           ----             ----             ----
            Completed                                  Per
             Initial                                   ---    Per      Per    Per     Per      Per    Per      Per      Per     Per
Community    Leaseup  1993  1994  1995  1996    1997   Unit  Sq. Ft.   Unit  Sq. Ft.  Unit   Sq. Ft.  Unit   Sq. Ft.   Unit  Sq. Ft.
---------    -------- ----  ----  ----  ----    ----   ----  -------   ----  ------   ----   -------  ----   -------   ----  -------
Plantation     9/90    98%   98%   98%    99%    93%    $750   $0.59   $775   $0.61    $786    $0.62   $821    $0.65    $850  $0.67
Trace

River          2/93   100%*  98%   99%    98%    96%    $772*  $0.61*  $787*  $0.62    $820    $0.64   $859    $0.67    $886  $0.69
Oaks

Rosewood       5/94    22%  100%*  99%    99%    97%    N/A    $0.62*  $796*  $0.63*   $814    $0.64   $858    $0.68    $887  $0.70
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

         Plantation Trace has a variety of floorplans, including 28 one bedroom units ranging from 901 to 929 square feet, 48 two bedroom standard and 66 two bedroom roommate units ranging from 1,228 to 1,298 square feet, and 40 three bedroom units ranging from 1,471 to 1,494 square feet. The weighted average unit size is 1,259 square feet. As of December 31, 1997, Plantation Trace was 94% occupied and rental rates ranged from $690 to $1,010 per month, with a weighted average monthly rent of $861 per unit and $0.68 per square foot.
Local real estate taxes were $161,000 in 1997.

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

         The 8.8 acre tract of undeveloped land for the second phase of Crestmark was encumbered by the following secured loans that the Company repaid in full shortly after the acquisition of Crestmark in 1996: a first priority secured loan owed to NationsBank, N.A. (South) in the amount of $324,778; and a second priority secured loan owed to Mr. Roberts in the amount of $1,410,092. The Company also repaid, shortly after the closing, $121,423 owed to Roberts Construction for change orders from the original construction and $28,077 owed to another company affiliated with Mr. Roberts for management start-up costs.

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

Bradford Creek                       No       Yes       Yes-2        No         Yes        Yes        nature preserve

-------------------
* In select units
(1)  Activity/fitness center only.

SUMMARY OF DEBT SECURED BY THE COMMUNITIES

         Certain information regarding the Company's indebtedness secured by the Communities is as follows (excluding the Windsong Community because the property was sold in January 1998 and the mortgage debt repaid):


                                                                                                                 Monthly
                                Principal                        Principal        Fixed                         Principal
                               Balance at        Maturity       Balance at       Interest     Amortization    and Interest
        Community             Dec. 31, 1997        Date          Maturity          Rate         Schedule         Payment
        ---------             -------------        ----          --------          ----         --------         -------

Plantation Trace                $7,775,141       09-15-00      $7,481,501(1)      7.75%         28-year          $59,860
River Oaks                       9,150,816       11-15-03       8,513,092(2)      7.15          30-year           62,475
Rosewood Plantation              6,356,757       06-01-01       6,042,040(3)      7.38          28-year           46,849
Preston Oaks                     8,518,869       10-15-02       8,024,627(2)      7.21          30-year           59,188
Highland Park                    8,029,790       02-15-03       7,544,223(2)      7.30          30-year           56,066
Ivey Brook                       6,367,420       02-15-07       5,570,481(2)      7.14          30-year           43,318
Bentley Place                    4,044,875       08-15-06       3,554,094(2)      7.10          30-year           27,553
Crestmark - Phase I              9,652,145       05-01-01       9,195,508(4)      7.50          28-year           72,000
Crestmark - Phase II            $3,985,413       05-01-01      $3,878,801(2)      7.65%         30-year          $28,381

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

         As described above in "Item 1, Description of Business - Growth Strategies - Development Strategy," three other multifamily apartment communities in north metropolitan Atlanta that are anticipated to total 875 apartment homes are in the development stage. The properties on which those communities are to be constructed are currently owned by Roberts Properties or an entity formed by Mr. Roberts or his affiliates, and the Company has not yet purchased those properties. See, however, "- Recent Developments" below.

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

RECENT DEVELOPMENTS

          The following sections contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Acquisitions that are pursued by the Company may not be consummated for a variety of reasons, including but not limited to the failure of either party to meet the required closing conditions. See also "Item 12, Certain Relationships and Related Transactions - Recent Developments," for an explanation of certain aspects of the following recent developments that involve conflicts of interest.

          Pending Acquisition - Charlotte. On April 17, 1998, the Company entered into an agreement to acquire approximately 25 acres of undeveloped land in the Ballantyne area of south Charlotte, North Carolina for $4,000,000 from a local Charlotte investment group. The Company intends to construct a 380-unit multifamily apartment community on the property. The Company anticipates that it will pay $2,100,000 to Roberts Properties, an affiliate, for (a) finding the property, negotiating the acquisition price and conducting due diligence; and
(b) managing the creation and development of the community. The Company is in the process of determining the total cost to develop and construct the community. This transaction represents the Company's first expansion outside of Georgia and is a significant step in its diversification strategy. The closing of the Charlotte transaction, which is anticipated to occur in June 1998, will be subject to customary closing conditions. There can be no assurance that the Charlotte transaction will close as contemplated, that the required conditions to closing will be met, or that the agreement will not be amended or terminated.

          Pending Acquisitions - Atlanta. On April 21, 1998, the Company's Board of Directors approved the acquisition of two tracts of land located in north Atlanta. The first tract, containing approximately 49.1 acres, is located in north Fulton County along Abbotts Bridge Road. The Company intends to construct a 405-unit multifamily apartment community on the property. The Operating Partnership anticipates that it will acquire the property from Robert Properties for $5,000,000. The Operating Partnership anticipates that it will pay Roberts Properties a total of $2,275,000 for (a) finding and acquiring the property and conducting due diligence; and (b) managing the creation and development of the community. The Company is in the process of determining the total cost to develop and construct the community, and the closing of the acquisition is anticipated to occur in July 1998.

         The second tract of approximately 35.5 acres is located in Gwinnett County on Old Norcross Road. The Operating Partnership will acquire the property from Roberts Properties Old Norcross, Ltd. (a partnership of which Mr. Roberts is the general partner) for $2,385,000. The Company intends to construct a 249-unit multifamily apartment community on the property. The Company anticipates that it will pay $1,364,000 to Roberts Properties for (a) negotiating the transaction and conducting due diligence; and (b) managing the creation and development of the community. The Company is in the process of determining the total cost to develop and construct the community, and the closing of the acquisition is anticipated to occur in July 1998.

         The closing of these transactions will be subject to customary closing conditions. There can be no assurances that they will close as contemplated, that the required conditions to closing will be met, or that the agreements will not be amended or terminated.

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

         Possible Acquisition of Communities Developed by Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under "Conflict of Interest Policies," the Company and/or the Operating Partnership may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts in connection with the development or acquisition of real estate. Such transactions may include: hiring Mr. Roberts or Roberts Properties to develop real estate under a fee arrangement; acquiring undeveloped property from Mr. Roberts or his affiliates for future development; or acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up. See "Item 1, Description of Business - Growth Strategies - Development Strategy" and "- Recent Developments" in this
Item 2.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

         The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 9 and replacing it with the following:

         Charles S. Roberts, age 51, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Roberts also owned substantially all of the outstanding interests in Roberts Properties Management, L.L.C. until its acquisition by Roberts Properties Residential, L.P. on April 1, 1997, as explained below.

         In October 1970 Mr. Roberts established Roberts Properties, Inc. to develop, construct and manage real estate. Beginning in 1985, Mr. Roberts and his affiliates began to focus on developing upscale multifamily residential communities and have won numerous local, regional and national awards for the development of these communities. Mr. Roberts is a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders' National Council of the Multifamily Industry. Through March 31, 1998, entities affiliated with Mr. Roberts sponsored 54 different programs, raising approximately $89,000,000 in equity and having an aggregate total capitalization of approximately $230,000,000. These programs consisted of multifamily residential communities with 2,918 units; approximately 277,307 square feet of other income producing real estate, principally shopping centers and office buildings; and nine parcels of undeveloped land.

         James M. Goodrich, age 57, a Director of the Company, is a consulting engineer and private investor. In 1975 Dr. Goodrich founded Energy Management Associates, which provides operations and financial planning software and related consulting services to the electric and gas utility industries. Dr. Goodrich was Executive Vice President of Energy Management Associates from 1975 until October 1993 and was a member of its board of directors until 1992, when it was sold to Electronic Data Systems Corporation. Prior to his experience with Energy Management Associates, Dr. Goodrich served in the United States Navy for five years as an officer on the staff of Admiral Hyman Rickover; this position involved technical support of the design and development of nuclear power plants for the Navy. Dr. Goodrich holds a Ph.D. in Nuclear Engineering, a master's degree in Engineering-Economic Systems, and a bachelor of arts degree, all from Stanford University. He also holds a master's degree in Engineering Science from George Washington University. Dr. Goodrich has appeared as an expert witness before numerous state public utility commissions, the Federal Energy Regulatory Commission, federal courts and arbitration panels.

         Dennis H. James, age 51, a Director of the Company, is President and Director of Shoptaw-James, Inc., one of the largest privately owned commercial mortgage banking firms in the Southeast. Mr. James has over 25 years' experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As President of Shoptaw-James, Inc., he is responsible for the overall production of the company and its investor relationships, while sharing in its extended planning and management. He is a director of Main America Capital, which specializes in financing small income property mortgages;

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

         Wm. Jarell Jones, age 49, a Director of the Company, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro, Georgia since November 1993. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In January 1989, Mr. Jones became a general partner of Simpson Seacoast, which along with its affiliates managed and developed real estate and operated a real estate brokerage and an NASD-member securities firm. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the CEO of JQUAD, Inc., a family owned holding company of timber, farming, and development interests. Mr. Jones is a director and former Chairman of the Downtown Statesboro Development Authority.

         Weldon R. Humphries, age 60, a Director of the Company, is a private investor. Mr. Humphries recently retired from a distinguished twenty-year career with Manor Care, Inc. (NYSE: MNR), where he was employed from January 1978 to November 1997 as Senior Vice President responsible for asset management, acquisitions and development, and with Choice Hotels International, Inc. (NYSE:
CHH), where he served as Senior Vice-President responsible for asset management, acquisitions and development from November 1997 to January 1998. Mr. Humphries began his career as a senior mortgage analyst with Connecticut General Life Insurance Company and later worked for Arvida Corporation, where he was responsible for all real estate financing, development and marketing.

         Ben A. Spalding, age 63, a Director of the Company, is the sole shareholder of Spalding & Company, an NASD member broker-dealer that has served since its founding by Mr. Spalding in 1980 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding served as President of Spalding & Company from 1980 until 1994; he is presently a registered associate of Spalding & Company. For the 20 year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor's degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

          George W. Wray, Jr., age 61, a Director of the Company, is a private investor and Senior Partner of the Wray Partnership, a family investment group. He was employed with International Silver Company from the early 1960s to July 1993, most recently as a Vice President engaged in sales management for the eastern United States. From the July 1993 acquisition of International Silver Company by World Crisa Corporation (a division of Vitro S.A.) through September 1997, Mr. Wray was an independent sales agent for the successor organization . Mr. Wray also served as a Vice President of Spalding & Company, an NASD registered broker-dealer, from 1991 to 1997 and was a registered associate of Spalding & Company from 1983 to 1997. Mr. Wray holds a bachelor's degree in Industrial Relations from the University of North Carolina at Chapel Hill and serves as an elder of the Peachtree Presbyterian Church in Atlanta.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own beneficially more than 10% of the Company's outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in their ownership of the Company's Common Stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of the forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1997, its directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

          The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 10 and replacing it with the following:

COMPENSATION OF EXECUTIVE OFFICERS

          The executive officers of the Company are Mr. Charles S. Roberts, the Company's Chairman of the Board, Chief Executive Officer and President, and Mr. Charles R. Elliott, the Company's Secretary and Treasurer since its inception and its Chief Financial Officer since April 1995. Mr. Elliott, who is 44 years old, served as a Director of the Company from October 1994 to February 1995. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master's degree in Finance.

         The following table sets forth certain information regarding compensation.

                                                                     Annual Compensation
                                                            ------------------------------------

       Name and Principal Position                          Year        Salary ($)     Bonus ($)
       ---------------------------                          ----        ----------     ---------

       Charles S. Roberts                                   1997         129,857              0
         Chairman of the Board, Chief                       1996          75,000              0
         Executive Officer, and President                   1995          75,000              0

       Charles R. Elliott                                   1997          75,000         38,500
         Secretary, Treasurer and                           1996          75,000         16,250
         Chief Financial Officer                            1995(1)       45,000         25,000

------------------------------

(1) Mr. Elliott's employment as Chief Financial Officer commenced on April 1, 1995, and the amount shown is for the period April 1, 1995 through December 31, 1995. He received no other compensation from the Company in 1995.

          The Company is not a party to any employment agreements.

COMPENSATION OF DIRECTORS

          The Company pays its Directors who are not officers of the Company fees for their services as Directors. Mr. Roberts is the only Director who is an officer. Non-officer Directors receive a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors. Mr. Roberts is not paid any Director fees. In addition, the Company reimburses its Directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on behalf of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 11 and replacing it with the following:

         The following table describes the beneficial ownership of units of partnership interest ("Units") in Roberts Properties Residential, L.P. (the "Operating Partnership") and shares of the Company's Common Stock ("Shares"), as of March 31, 1998 for (i) each person who holds more than a 5% interest in the Operating Partnership or the Company, (ii) Directors of the Company, (iii) the executive officers of the Company, and (iv) the Directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. The Number of Shares Beneficially Owned represents
(a) the number of Shares the person beneficially owns plus (b) the number of Shares into which Units beneficially owned by the person are redeemable. Each Unit may be presented to the Operating Partnership for redemption at a cash price equal to the market value of one Share, except that (i) the Company may acquire any Unit so presented for such cash price or for one Share, and (ii) the percentage of outstanding Shares that any one person may own is limited by the Company's Articles of Incorporation as explained in greater detail in footnote
(2) below. The Company has publicly disclosed its intention to issue Shares in exchange for Units presented for redemption except as required to comply with federal and state securities laws. The extent to which the persons hold Shares as opposed to Units is set forth in the footnotes. Each of the persons known by the Company to beneficially own more than 5% of the Common Stock has an address in care of the Company's principal office.

          Name of                             Number of Shares
     Beneficial Owner                         Beneficially Owned(1)       Percent of Shares(2)
     ----------------                         ---------------------       --------------------

Charles S. Roberts(3)                              1,201,798                      22.7%

George W. Wray, Jr.(2) (4)                           362,301                       7.7(2)

James M. Goodrich(2) (5)                             310,396                       6.7(2)

Ben A. Spalding(6)                                    17,612                         *

Dennis H. James                                       14,501                         *

Wm. Jarell Jones                                       2,917                         *

Weldon R. Humphries(7)                                19,400                         *
                                                                                     *
Charles R. Elliott                                     5,017                         *

All Directors and Executive
Officers as a Group: (8 persons)(8)                  989,758                      35.2%

------------------------------
*Less than 1%.

(1) Assumes that all Units beneficially owned by the person are redeemed for Shares. The total number of Shares outstanding used in calculating this percentage (4,554,412 Shares outstanding as of March 31, 1998 plus the number of Units, if any, beneficially owned by the person) assumes that none of the Units beneficially owned by other persons is redeemed for Shares.

(2) Redemption of Units is subject to certain conditions. Among other restrictions, ownership of shares of Common Stock is limited under the Company's articles of incorporation to 6.0% of outstanding shares (other than by Mr. Roberts, who is limited to 25%). Accordingly, Units may not be redeemed if upon their redemption the holder thereof would at such time hold in excess of 6.0% of the then outstanding shares. Such limit may prevent Mr. Goodrich and Mr. Wray from redeeming Units unless and until other Unitholders redeem a sufficient number of Units to cause the number of outstanding shares of Common Stock to be increased to a level sufficient to permit such redemption.

(3)      Includes: 702,313 Units and 467,541 Shares owned directly by
Mr. Roberts; 29,500 Units owned by a trust for his minor daughter of which he is the sole trustee; and 2,444 Shares owned by his minor daughter.

(4) Includes: 20,781 Units and 1,500 Shares owned directly by Mr. Wray; 109,868 Units and 198,002 Shares owned by a partnership, over which Units and Shares Mr. Wray has voting and investment power as the managing partner of such partnership; 2,917 Units owned jointly with his daughter, over which Units he shares voting and investment power; 24,175 Shares owned by his wife and 5,058 Shares owned by a trust of which she is a co-trustee. Mr. Wray disclaims beneficial ownership of the 24,175 Shares owned by Mrs. Wray and 5,058 Shares owned by a trust of which she is a co-trustee.

(5) Includes: 14,787 Shares owned directly by Dr. Goodrich; 48,075 Units and 84,628 Shares owned jointly by Dr. Goodrich and his wife; 104,478 Shares owned by Goodrich Enterprises, Inc., all of the outstanding Shares of which are owned by Dr. and Mrs. Goodrich and their sons; 6,835 Units and 21,379 Shares owned by a trust for the benefit of one son of Dr. and Mrs. Goodrich and of which Mrs. Goodrich is trustee; and 6,835 Units and 23,379 Shares owned by a trust for the benefit of another son of Dr. and Mrs. Goodrich and of which Mrs. Goodrich is trustee. Dr. Goodrich disclaims beneficial ownership of the Units and Shares owned by such trusts.

(6) Includes 2,917 Units owned by Mr. Spalding's wife, and 24,401 Units and 7,564 Shares owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding disclaims beneficial ownership of all such Units and Shares.

(7) Owned by a trust of which Mr. Humphries is a co-trustee along with his spouse.

(8) Includes 48,075 Units and 194,467 Shares as to which directors share voting and investment power with another family member; also includes an aggregate of 40,988 Units and 81,555 Shares beneficially owned by three directors' wives, as to which Units and Shares such directors disclaim beneficial ownership.

12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The registrant hereby amends its annual report on Form 10-KSB by deleting the text under Item 12 and replacing it with the following:

GENERAL

          The Company conducts its business through Roberts Properties Residential, L.P., owns a 60.3% interest in it, and is its sole general partner. Mr. Charles S. Roberts owns all or substantially all of the outstanding shares of Roberts Properties, Inc. ("Roberts Properties") and Roberts Properties Construction, Inc. ("Roberts Construction"), and he owned substantially all of the outstanding equity interests in Roberts Properties Management, L.L.C. ("Roberts Management") prior to its acquisition by the Operating Partnership in April 1997. (The three Roberts entities are sometimes hereinafter collectively referred to as the "Roberts Companies.") Notes 1 and 5 to the consolidated financial statements of the Company included in the Company's 1997 annual report mailed along with this proxy statement provide further detail regarding certain of the transactions described in this section.

GUARANTEES BY MR. CHARLES S. ROBERTS

          Since January 1, 1996, Mr. Roberts has personally guaranteed mortgage loans secured by certain of the Company's multifamily residential communities (the "Communities," which are sometimes referred to herein by name). The aggregate outstanding principal face amount of new loan guarantees by Mr. Roberts was approximately $171,000 in 1996 and $0 in 1997. In the ordinary course of acquiring, developing, constructing and refinancing Communities, the loans personally guaranteed pursuant to these guarantees and other guarantees previously extended remain subject to further modification, extension, exculpation and repayment, with the result that the liability of Mr. Roberts under certain of these guarantees has been and may be modified, extended, reduced or eliminated. The aggregate principal face amount of loans secured by the Communities and guaranteed by Mr. Roberts that were refinanced with nonrecourse loans (thereby eliminating the guarantees of such loans) was approximately $8,049,000 during 1996 and $0 in 1997. There are currently no mortgage loans secured by any of the Company's Communities that are personally guaranteed by Mr. Roberts.

PAYMENTS TO THE ROBERTS COMPANIES FOR SERVICES

         Overview. The Operating Partnership has paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. These various arrangements are summarized below.

         Construction Contracts. From January 1, 1996 through March 31, 1998, the Operating Partnership has paid and will be obligated to pay Roberts Construction the following amounts:

                                                        Remaining Contractual
       Total Contract Amount       Amount Incurred            Commitment
       ---------------------       ---------------            ----------

            $17,394,000              $10,826,000              $6,568,000

          In addition, the Operating Partnership paid Roberts Construction for purchases made on its behalf and for additional features added or built on the Communities that were not part of the original construction contracts. These amounts aggregated $2,250,000 during 1996 and $1,695,000 in 1997. In addition, the Operating Partnership paid Roberts Construction for labor and materials to perform repairs and maintenance for the Communities in the amounts of $2,174,000 in 1996 and $513,000 in 1997. (Roberts Construction typically estimates that it will earn a profit ranging from 5% to 10% of the construction contract amount on contracts with affiliates of Mr. Roberts.) Included in the remaining contractual commitment amount are the following fixed price construction contracts that have been or will be entered into between the Operating Partnership and Roberts Construction that relate to construction work in process or to be completed:


                                                  Fixed             Estimated Profit to           Percentage of
Construction Project                              Price             Roberts Construction         Contract Price
--------------------                              -----             --------------------         --------------
Bradford Creek Community                        $8,829,000                $250,000                    2.8%
Second Phase of Plantation Trace Community      $4,770,000                $238,500                    5.0%

          Development Fees. The Operating Partnership paid Roberts Properties $430,000 in 1996 and $990,000 in 1997 for various development services, including design, finish selection, interior design, and construction administration services and the preparation of market studies and business plans. The Operating Partnership will pay Roberts Properties: (a) $735,000 for development services in connection with the development and construction of Bradford Creek ($200,000 of which was paid in the first quarter of 1997); and
(b) $255,000 for development services in connection with the development and construction of the second phase of Plantation Trace.

          Property Management Fees. Prior to its acquisition by the Operating Partnership in April 1997 as described below, Roberts Management provided management services to the Operating Partnership for a fee of 5% of gross income. Total management fees paid to Roberts Management by the Operating Partnership were $760,000 during 1996 and

$211,000 during 1997. Shortly after the merger of The Crestmark Club, L.P. ("Crestmark, L.P.") into the Operating Partnership in June 1996, the Operating Partnership paid $28,000 to an affiliate of Mr. Roberts in reimbursement of management-related costs previously incurred by Crestmark, L.P.

          Consulting Fees. Under various consulting contracts, as amended, the Roberts Companies have agreed to provide consulting services in the event of a sale of any of the Communities presently owned by the Operating Partnership or one retail center. The fee for such services will be 5% of the gross sales proceeds of the property sold (except 6% in the case of Plantation Trace and the Shoppes of Plantation and 3% in the case of Bentley Place). Pursuant to this arrangement Roberts Properties received a fee of $288,000 (or 3% of gross sales proceeds) upon the sale of the Windsong Community in January 1998. A payment will also be triggered upon a "change in control" of the Company or the Operating Partnership, which is defined as (i) any transaction, whether by merger, consolidation, asset sale or otherwise which results in the acquisition of beneficial ownership by any person or group of 50% or more of the outstanding Shares or of the outstanding Units in the Operating Partnership, (ii) the sale of all or substantially all of the assets of the Company or the Operating Partnership, or (iii) the liquidation of the Company or the Operating Partnership. Notwithstanding the foregoing, a "change in control" will not be deemed to have occurred in the event of the sale of the Operating Partnership's assets to the Company or the merger of the Operating Partnership into the Company if no change in control of the Company occurs as a result. Upon the payment of a fee in the event of a change in control, the contracts will be terminated.

         Acquisition and Other Consulting Fees. During 1996 and 1997, the Operating Partnership paid Roberts Properties $226,000 and $283,000, respectively, for fees and cost reimbursements for services related to (a) leasing administration services at the Shoppes of River Oaks and Shoppes of Plantation Trace ($31,000), (b) the merger of Roberts Properties Bentley Place, L.P. ("Bentley Place, L.P.") into the Operating Partnership ($50,000), (c) the merger of Crestmark, L.P. into the Operating Partnership ($65,000), (d) the acquisition and rezoning of a 1.1 acre parcel of undeveloped land located adjacent to the existing Preston Oaks Community ($46,000), (e) the sale of Autumn Ridge in August 1997 ($150,000), and (f) miscellaneous fees and cost reimbursements ($167,000).

RECENT DEVELOPMENTS

          The following sections contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Acquisitions that are pursued by the Company may not be consummated for a variety of reasons, including but not limited to the failure of either party to meet the required closing conditions. See "Item 2, Description of Property - Recent Developments."

          Pending Acquisition - Charlotte. On April 17, 1998, the Company entered into an agreement to purchase approximately 25 acres of undeveloped land in the Ballantyne area of south Charlotte, North Carolina for $4,000,000 from a local Charlotte investment group. The Company intends to construct a 380-unit multifamily apartment community on the property. The Company anticipates that it will pay $2,100,000 to Roberts Properties for (a) finding the property, negotiating the acquisition price and conducting due diligence; and (b) managing the creation and development of the community. The Board of Directors approved the foregoing arrangements with Roberts Properties. (Given his conflict of interest, Mr. Roberts abstained from voting on such arrangements.)

          Pending Acquisitions - Atlanta. On April 21, 1998, the Company's Board of Directors approved the acquisition of two tracts of land located in north Atlanta. The first tract, containing approximately 49.1 acres, is located in north Fulton County along Abbotts Bridge Road. The Company intends to construct a 405-unit multifamily apartment community on the property. The Operating Partnership anticipates that it will acquire the property from Roberts Properties for $5,000,000. The Operating Partnership anticipates that it will pay Roberts Properties a total of $2,275,000 for (a) finding and acquiring the property and conducting due diligence; and (b) managing the creation and development of the community. The Board of Directors approved the acquisition of the property from Roberts Properties after reviewing two independent appraisals. After negotiating with Mr. Roberts, the Board approved the acquisition price at an amount equal to the higher of the two appraisals. The Board also approved the other arrangements with Roberts Properties. (Given his conflict of interest, Mr. Roberts abstained from voting on the acquisition and on such arrangements.) Roberts Properties acquired the property from an unaffiliated third party for $4,343,000 on March 6, 1997.

          The second tract of approximately 35.5 acres is located in Gwinnett County on Old Norcross Road. The Operating Partnership will acquire the property from Roberts Properties Old Norcross, Ltd. ("Old Norcross, Ltd.") for $2,385,000. (Mr. Roberts will receive none of the sale proceeds as general partner of Old Norcross, Ltd. or otherwise.) The Operating Partnership anticipates that it will pay $1,364,000 to Roberts Properties for (a) negotiating the transaction and conducting due diligence; and (b) managing the creation and development of the community. The Board of Directors approved the acquisition of the property from Old Norcross, Ltd. after reviewing two independent appraisals. After negotiating with Mr. Roberts, the Board approved the purchase price at an amount equal to the higher of the two appraisals. The Board also approved the other arrangements with Roberts Properties. (Given his conflict of interest, Mr. Roberts abstained from voting on the acquisition and on such arrangements.)

          The closing of these transactions will be subject to customary closing conditions. There can be no assurances that they will close as contemplated, that the required conditions to closing will be met, or that the agreements will not be amended or terminated. Further, an appraisal is merely an opinion of the appraiser regarding the fair market value of the property, and no assurances can be given that either of the north Atlanta properties could be sold for the appraised value used by the Board.

ACQUISITIONS OF SHARES AND UNITS BY MR. CHARLES S. ROBERTS

          The following table describes how Mr. Roberts has acquired Shares and Units from the Company and the Operating Partnership, respectively, since January 1, 1996:

                                                                                    Number        Number
                                   Type of Transaction                             of Shares     of Units
                                   -------------------                             ---------     --------

  Shares in the March 1996 Bentley Place, L.P. merger in lieu of
     out-of-state residents, for $9.50 per Share in cash........................    23,659         -
  Shares in the March 1996 merger for his general partner interest..............    17,465         -
  Units in the June 1996 Crestmark, L.P. merger in lieu of
     out-of-state residents, for $9.25 per Unit in cash.........................     -            15,667
  Units in the June 1996 merger for his limited partner interest acquired
     in a private nonissuer transaction (valued at   $9.75 per Unit)............     -             2,405
  Units in the June 1996 merger for his general partner interest................     -            44,509
  Shares received in exchange for Units in June 1996............................    25,287       (25,287)
  Units received in the April 1997 Roberts Management merger for
     his member interest .......................................................     -           551,650


          Mr. Roberts paid a nominal amount for his general partner interests in various limited partnerships that have been merged into the Operating Partnership (the "Community Partnerships"). The values in the merger transactions referenced above were determined by Mr. Roberts based upon his evaluation of the equity in each limited partnership in light of its debt and his opinion regarding the value of its assets. (For an explanation of the values used in the Roberts Management merger, see "April 1997 Merger of Roberts Properties Management, L.L.C. into the Operating Partnership" below.) In each instance, the Company's Board of Directors approved the valuation proposed by Mr. Roberts, who abstained from voting as a director on each merger. A number of the acquisitions of Shares or Units by Mr. Roberts in connection with mergers of various Community Partnerships into the Operating Partnership involved his payment of cash into escrow pursuant to the terms of the applicable merger agreement to provide the funds needed to allocate cash, rather than Shares or Units, to limited partners in the Community Partnerships who were not residents of Georgia when the merger occurred. The cash paid by Mr. Roberts equaled the applicable value per Share or Unit used in the merger (except for the Crestmark, L.P. merger, when a $.50 per Unit discount was applied), and Mr. Roberts was allocated the Shares or

Units, as applicable, that would have been distributed to the out-of-state residents had they resided in Georgia. This feature of each merger agreement was necessitated by the reliance by the Company and the Operating Partnership upon the "intrastate" exemption from securities registration provided under Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated by the SEC regarding intrastate offerings. For an offering to be exempt as an intrastate offering, securities may not be sold to persons who do not reside in the state in which the offering is being conducted.

ACQUISITIONS OF SHARES AND UNITS BY OTHER DIRECTORS, OFFICER AND SIGNIFICANT SECURITY HOLDERS

          The following table summarizes the acquisitions of beneficial ownership of Shares and Units from the Company and the Operating Partnership, respectively, by directors other than Mr. Roberts and by Mr. Charles R. Elliott, the other officer of the Company, since January 1, 1996. Each such person acquired his or her Shares and/or Units in connection with (a) the March 1996 Bentley Place, L.P. merger, (b) the Company's offering of Shares for $9.50 per Share in cash that was completed in May 1996 (the "Cash Offering"), (c) the June 1996 Crestmark, L.P. merger, and/or (d) as noted in the footnotes. Except for acquisitions of limited partnership interests in private nonissuer transactions as noted below, each director paid the same price for his limited partnership interests as all other holders of limited partner interests in the Community Partnerships, and accordingly each person received Shares and/or Units in the mergers on the same basis as any other holder in such Community Partnerships. (Exchanges of Units for Shares since such exchanges became available in December 1997 to all Unitholders other than non-Georgia residents are omitted from the table.)

                                         (a) March 1996                      (c) June 1996
                                         Bentley Place,       (b) Cash         Crestmark,
       Individual(1)                      L.P. Merger         Offering        L.P. Merger
       -------------                     -----------          --------        -----------

                                            Shares             Shares            Units
                                            ------             ------            -----

    George W. Wray, Jr.*                    2,957(2)          60,300(3)         16,835
    James M. Goodrich*                     17,744(4)             -              26,432(5)
    Charles R. Elliott                         -               2,100(6)            -
    Ben A. Spalding*                        2,957(3)             -                 -
    Dennis H. James*(7)                     2,957(3)             -                 -

---------------------------------------
*Denotes individuals who are directors.

(1) For a description of the beneficial ownership of each person listed, see "Item 11, Security Ownership of Certain Beneficial Owners and Management" above.

(2) As a registered associate of Spalding & Company, Mr. Wray purchased Shares net of the $.665 per Share broker-dealer commissions as permitted under the terms of the Cash Offering. Mr. Elliott, as an employee of Roberts Properties, similarly purchased Shares in the Cash Offering net of the $.665 per Share brokerage commission.

(3) Each individual acquired his limited partnership interest(s) in the applicable Community Partnerships in a private nonissuer transaction.

(4) Dr. Goodrich acquired two and one half limited partnership interests in Bentley Place, L.P.'s original offering and in December 1995 acquired, jointly with his spouse, an additional one half limited partnership interest in a private nonissuer transaction.

(5) Dr. and Mrs. Goodrich received 4,810 Units for the two limited partnership interests they jointly held in Crestmark, L.P., for which interests they paid the same amount per interest as all other limited partners in Crestmark, L.P. In addition, Dr. and Mrs. Goodrich acquired an additional 21,622 Units by paying $200,004 in cash ($9.25 per Unit). Such cash was allocated to out-of-state limited partners in the merger, and Dr. and Mrs. Goodrich exchanged the 21,622 Units for an equal number of Shares on June 28, 1996.

(6) In April 1996 Mr. Elliott exchanged his Units for an equal number of Shares.

(7)      In July 1996 Mr. James exchanged 2,917 Units for an equal number of
Shares.

COMPENSATION TO SPALDING & COMPANY

          Ben A. Spalding, one of the Company's directors, owns all of the outstanding stock of Spalding & Company, an NASD member broker-dealer that has participated as the distributor or solicitation agent in numerous offerings by affiliates of Mr. Roberts, including the Company and the Operating Partnership. The Operating Partnership has paid the following compensation to Spalding & Company since January 1, 1996:


                                                                    Amount of
                                                                  Compensation to            Date of Closing of
                           Offering/Solicitation                 Spalding & Company        Offering/Solicitation
                           ---------------------                 ------------------        ---------------------

Solicitation for March 1996 Bentley Place, L.P. merger.....            $ 25,000                   3/21/96
1995-1996 cash offering of  Shares.........................             411,870             3/29/96 and 5/7/96
Solicitation for June 1996 Crestmark, L.P. merger..........              50,000                   6/26/96
                                                                       -------

        Total                                                          $486,870

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

MARCH 1996 MERGER OF ROBERTS PROPERTIES BENTLEY PLACE, L.P. INTO THE OPERATING PARTNERSHIP

         On March 21, 1996, Bentley Place, L.P. was merged into the Operating Partnership in exchange for 744,940 Shares valued at $9.50 per Share or $7,076,930 in the aggregate. The value used in the merger was determined by Mr. Roberts based upon his evaluation of the equity of Bentley Place, L.P. in light of its obligations and his opinion regarding the value of its assets. The Company's Board of Directors approved the valuation proposed by Mr. Roberts, who abstained from voting as a director on the merger. The transaction received the consent of 87% of the limited partners of Bentley Place, L.P. Mr. Roberts received 17,465 Shares for his general partner interest in Bentley Place, L.P., and certain other persons received Shares as described in "Acquisitions of Shares and Units by Other Directors, Officer and Significant Security Holders."

JUNE 1996 MERGER OF THE CRESTMARK CLUB, L.P. INTO THE OPERATING PARTNERSHIP

         On June 26, 1996, Crestmark, L.P. was merged into the Operating Partnership in exchange for 746,715 Units valued at $9.75 per Unit or $7,280,471 in the aggregate. The Operating Partnership thereby acquired the 248-unit Crestmark Community and 8.8 acres of adjacent undeveloped property on which the Company has since built an 86-unit second phase of Crestmark. The 8.8 acre tract was encumbered by a second priority secured loan owed to Mr. Roberts in the amount of $1,410,092. Crestmark, L.P. also owed $121,423 to Roberts Construction for change orders from the original construction of Crestmark and $28,077 to another affiliate of Mr. Roberts for reimbursement of certain costs. The Operating Partnership assumed these obligations in the merger and repaid them upon the closing of the merger.

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

APRIL 1997 MERGER OF ROBERTS PROPERTIES MANAGEMENT, L.L.C. INTO THE OPERATING PARTNERSHIP

         On April 1, 1997, the Company acquired Roberts Management, the property management company that has managed the Company's multifamily apartment communities since the Company's inception. The Company's independent Directors at that time (Dr. Goodrich and Messrs. Wray, Jones and James) determined that it was in the best long-term interests of the Company to manage its own communities. Because Roberts Management had provided high quality property management services to the Company, the independent Directors negotiated with Mr. Roberts to purchase Roberts Management. The Company now internally manages its properties using Roberts Management's property management expertise and systems, and the property management personnel formerly employed by Roberts Management. The Company no longer pays 5% of gross property revenues to Roberts Management for property management services.

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

-        the value of continuity in those services; and

- advice from investment banking firms that the Company should become internally managed before the Common Stock was listed on an exchange.

         The $10.00 per Unit value was determined by the independent Directors. The independent Directors considered the following factors, among others:

- their belief that the Company's liquidation value was equal to $10.34 per Unit;

- the Company's historical practice of issuing securities at a discount to current liquidation value; and

- the Company's historical practice of issuing securities at increasingly higher prices as the liquidation value has increased.

         The acquisition was structured as a merger of Roberts Management into the Operating Partnership. Of the 590,000 Units issued in the merger, Mr. Roberts received 551,650 Units, and twelve other employees of Roberts Management received 38,350 Units, subject to certain repurchase options held by Mr. Roberts which are exercisable upon the holder's cessation of employment by the Operating Partnership (which has subordinate repurchase options that are exercisable if Mr. Roberts fails to exercise his option in any instance). Mr. Roberts has repurchased 15,940 of the 38,350 Units due to employees' leaving the employment of the Operating Partnership. Generally, the number of Units subject to such options gradually declines to zero over a seven year period from the date each holder acquired his or her member interest in Roberts Management. No cash or consideration other than Units was paid in connection with the merger.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.


By:   /s/  Charles R. Elliott
    ---------------------------------------------------
    Charles R. Elliott, Secretary, Treasurer, and Chief
    Financial Officer (Principal Financial Officer and
      Principal Accounting Officer)

Date:  April 30, 1998