Form 10-Q
period 1998-03-31
ROBERTS REALTY INVESTORS INC
filed 1998-05-14
CIK 1011109

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31,1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                               ---------    -----------
                          (Commission File No. 0-28048)

                         ROBERTS REALTY INVESTORS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            GEORGIA                                            58-2122873
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

8010 ROSWELL ROAD, SUITE 120, ATLANTA, GEORGIA                     30350
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, Including Area Code: (770) 394-6000

         Indicate by check (MARK) whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No
                                      -----    -----

The number of outstanding shares of the registrant's Common Stock on April 30, 1998 was 4,592,751.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I  FINANCIAL INFORMATION .............................................   3

        ITEM 1.  FINANCIAL STATEMENTS .....................................   3

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............  11

PART II OTHER INFORMATION .................................................  18

        ITEM 1.  LEGAL PROCEEDINGS ........................................  18

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................  18

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................  18

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS .........................................  18

        ITEM 5.  OTHER INFORMATION ........................................  18

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................  18

                               -------------------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1998                1997
                                                                                    -----------         ------------
ASSETS                                                                              (UNAUDITED)
REAL ESTATE ASSETS -- At cost:
     Land                                                                           $    18,184         $     20,151
     Buildings and improvements                                                          75,415               81,485
     Furniture, fixtures and equipment                                                    9,372               10,150
                                                                                    -----------         ------------
                                                                                        102,971              111,786
     Less accumulated depreciation                                                      (13,303)             (13,405)
                                                                                    -----------         ------------

          Operating real estate assets                                                   89,668               98,381

     Construction-in-progress and real estate under development                          14,631               11,320
                                                                                    -----------         ------------

          Net real estate assets                                                        104,299              109,701

CASH AND CASH EQUIVALENTS                                                                 8,457                7,117

RESTRICTED CASH AND CASH EQUIVALENTS                                                        511                  468

DEFERRED FINANCING COSTS -- Net of accumulated amortization of
     $254 and $221 at March 31, 1998 and December 31, 1997,  respectively                   675                  708

OTHER ASSETS -- Net                                                                         344                  356
                                                                                    -----------         ------------

                                                                                    $   114,286         $    118,350
                                                                                    ===========         ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                         $    63,687         $     67,951
     Accounts payable and accrued expenses                                                1,411                  959
     Dividends and distributions payable                                                  1,076                1,057
     Due to affiliates (including retainage payable of $317 and $226 at
          March 31, 1998 and December 31, 1997, respectively)                             1,523                2,411
     Security deposits and prepaid rents                                                    367                  414
                                                                                    -----------         ------------

          Total liabilities                                                              68,064               72,792
                                                                                    -----------         ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                            18,350               18,861
                                                                                    -----------         ------------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 4,554,412 and
          4,420,508 shares issued and outstanding at March 31, 1998 and                      46                   44
          December 31, 1997, respectively
     Additional paid-in-capital                                                          30,130               29,980
     Accumulated deficit                                                                 (2,304)              (3,327)
                                                                                    -----------         ------------

          Total shareholders' equity                                                     27,872               26,697
                                                                                    -----------         ------------

                                                                                    $   114,286         $    118,350
                                                                                    ===========         ============



                     The accompanying notes are an integral
                part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                       1998                 1997
                                                                                    --------------------------------
                                                                                    (UNAUDITED)         (UNAUDITED)
OPERATING REVENUES:
  Rental operations                                                                 $     3,801         $      4,107
  Other operating income                                                                    119                  144
                                                                                    -----------         ------------

     Total operating revenues                                                             3,920                4,251
                                                                                    -----------         ------------

OPERATING EXPENSES:
  Personnel                                                                                 372                  429
  Utilities                                                                                 244                  275
  Repairs, maintenance and landscaping                                                      243                  277
  Real estate taxes                                                                         344                  365
  Management fees to related party                                                            0                  211
  Marketing, insurance and other                                                            185                  212
  General and administrative expenses                                                       404                  290
  Depreciation of real estate assets                                                      1,131                1,414
                                                                                    -----------         ------------

     Total operating expenses                                                             2,923                3,473
                                                                                    -----------         ------------

INCOME FROM OPERATIONS                                                                      997                  778
                                                                                    -----------         ------------

OTHER INCOME (EXPENSE):
  Interest income                                                                           132                   74
  Interest expense                                                                         (986)              (1,141)
  Loss on disposal of assets                                                                (24)                   0
  Amortization of deferred financing costs                                                  (33)                 (27)
  Other amortization expense                                                                 (2)                  (8)
                                                                                    -----------         ------------

     Total other income (expense)                                                          (913)              (1,102)
                                                                                    -----------         ------------

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET, MINORITY
     INTEREST AND EXTRAORDINARY ITEM                                                         84                 (324)

GAIN ON SALE OF REAL ESTATE ASSET                                                         1,544                    0
                                                                                    -----------         ------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                             1,628                 (324)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                              (670)                 129
                                                                                    -----------         ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                     958                 (195)

EXTRAORDINARY ITEM -- Gain on early extinguishment of debt, net of
  minority interest of unitholders in the Operating Partnership                              65                    0
                                                                                    -----------         ------------

NET INCOME (LOSS)                                                                   $     1,023         $       (195)
                                                                                    ===========         ============

LOSS PER COMMON SHARE -- BASIC AND DILUTED:

  Income (loss) before extraordinary item                                           $      0.21         $      (0.05)

  Extraordinary item                                                                       0.02                    0
                                                                                    -----------         ------------

  Net income (loss)                                                                 $      0.23         $      (0.05)
                                                                                    ===========         ============

  Weighted average common shares - basic                                              4,488,969            4,186,329

  Weighted average common shares -- diluted                                           7,549,928            6,959,759



                     The accompanying notes are an integral
                 part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED MARCH 31,

                                                                                               1998             1997
                                                                                             ---------        ---------
                                                                                            (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES:
  Net loss                                                                                    $ 1,023          $  (195)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Minority interest of unitholders in the Operating Partnership                                670             (129)
     Gain on sale of real estate asset                                                         (1,544)               0
     Loss on disposal of assets                                                                    24                0
     Depreciation and amortization                                                              1,166            1,436
     Extraordinary item                                                                           (65)               0
  Change in assets and liabilities:
     Decrease (increase) in restricted cash and cash equivalents                                  (43)             (90)
     Decrease (increase) in other assets                                                           12               48
     Increase (decrease) in accounts payable and accrued expenses relating to operations          452              383
     Increase (decrease) in due to affiliates relating to operations                                4             (282)
     Increase (decrease) in security deposits and prepaid rent                                    (47)              11
                                                                                              -------          -------

          Net cash provided by operating activities                                             1,652            1,182
                                                                                              -------          -------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate asset                                                       9,292                0
  Acquisition and construction of real estate assets                                           (4,394)          (3,588)
                                                                                              -------          -------

          Net cash provided (used) in investing activities                                      4,898           (3,588)
                                                                                              -------          -------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable                                                              0            6,420
  Payoff of mortgage note on sale of property                                                  (3,959)               0
  Principal reductions on mortgage notes payable                                                 (194)            (203)
  Payment of loan costs                                                                             0             (151)
  Payment of dividends and distributions                                                       (1,057)            (870)
                                                                                              -------          -------

          Net cash (used) provided by financing activities                                     (5,210)           5,196
                                                                                              -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       1,340            2,790

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  7,117            3,162
                                                                                              -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 8,457          $ 5,952
                                                                                              =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest, net of capitalized interest                                         $ 1,181          $ 1,230






                     The accompanying notes are an integral
                part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BUSINESS AND ORGANIZATION OF THE COMPANY

     Roberts Realty Investors, Inc. (the "Company"), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a "REIT"). All of the Company's total apartment homes are located in the Atlanta metropolitan area.

     The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and had a 60.3% and 58.6% ownership interest at March 31, 1998 and December 31, 1997, respectively. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

     At March 31, 1998, the Company owned eight completed multifamily apartment communities totaling 1,524 apartment homes and an additional 254 apartment homes were under construction. On January 9, 1998, the Company sold a 232-unit apartment community located on St. Simons Island, Georgia. In addition, the Company owns two retail centers totaling 15,698 square feet located at the entrance to two of its multifamily apartment communities.

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

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the minority interest of the unitholders in the Operating Partnership.

     The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of the Company's Common Stock ("Shares") and partnership units ("Units") outstanding and will change as additional Shares and Units are issued. The minority interest of the unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of Units outstanding during the period, which was 41.1% at March 31, 1998 and 39.8% at March 31, 1997. The minority interest of the unitholders in the Operating Partnership was $18,350,000 and $18,861,000 at March 31, 1998 and December 31, 1997, respectively.

     Holders of Units have the right to require the Operating Partnership to redeem their Units for Shares, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership has the option either (a) to pay cash for such Units at their fair market value, based upon the then current trading price of the Shares, or (b) to acquire such Units in exchange for Shares (on a one-for-one basis). The Company has adopted a policy that it will issue Shares in exchange for all such Units submitted except as otherwise required by applicable securities laws.

     The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified to conform with the 1998 presentation. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable were secured by the following Communities at March 31, 1998 and December 31, 1997, as follows:

                                                    FIXED INTEREST        PRINCIPAL OUTSTANDING
                                                      RATE AS OF
                                        MATURITY       03/31/98         03/31/98         12/31/97
                                        --------       --------         --------         --------
     Bentley Place                     08/15/06          7.10%        $ 4,034,000      $ 4,045,000
     Crestmark Club -- phase I         05/01/01          7.50%          9,617,000        9,652,000
     Crestmark Club -- phase II        05/01/01          7.65%          3,976,000        3,985,000
     Highland Park                     02/15/03          7.30%          8,008,000        8,030,000
     Ivey Brook                        02/15/07          7.14%          6,351,000        6,367,000
     Plantation Trace                  09/15/00          7.75%          7,746,000        7,775,000
     Preston Oaks                      10/15/02          7.21%          8,495,000        8,519,000
     River Oaks                        11/15/03          7.15%          9,127,000        9,151,000
     Rosewood Plantation               06/01/01          7.38%          6,333,000        6,357,000
     Windsong                          02/01/00          9.00%                  0        4,070,000
                                                                      -----------      -----------

                                                                      $63,687,000      $67,951,000
                                                                      ===========      ===========

     The Company and certain non-owned affiliates of the Company have a $35,000,000 Advised Guidance Line (the "Guidance Line") with NationsBank N.A. (South) (the "Bank") for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the Guidance Line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The Guidance Line is not a commitment to lend and each loan under the Guidance Line will be made at the Bank's discretion in accordance with normal loan approval procedures. At March 31, 1998, there was no balance outstanding under the Guidance Line.

     On December 19, 1997, the Company received a commitment to provide financing in the amount of $8,400,000 secured by the Bradford Creek Community. The terms of the commitment include a 10-year term with a fixed interest rate of 7.15% payable in monthly installments of $56,734 based on a 30-year amortization schedule. Bradford Creek is under construction and was unencumbered at March 31, 1998. The financing is expected to close in May 1998.

     On February 12, 1998, the Company signed a mortgage loan commitment in the amount of $11,900,000 in connection with the refinancing of the Plantation Trace Community. The loan commitment includes a 10-year term with a fixed interest rate of 7.09% payable in monthly installments of $79,892 based on a 30-year amortization schedule. The loan is expected to close in July 1998 upon the completion of construction and leasing of the second phase of Plantation Trace. At March 31, 1998, Plantation Trace was encumbered with a mortgage loan in the amount of $7,746,000 at a fixed interest rate of 7.75%.

     Interest capitalized was $82,000 for the three months ended March 31, 1998 compared to $87,000 for the three months ended March 31, 1997.

     Real estate assets having a combined depreciated cost of approximately $87,853,000 serve as collateral for the outstanding debt at March 31, 1998.

4.   EXTRAORDINARY ITEMS

     The 1998 extraordinary item resulted from the write-off of unamortized debt premium associated with the January 9, 1998 repayment of the mortgage note secured by the Windsong Community upon sale of the property. The extraordinary item is net of $45,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding.

5.   COMMITMENTS AND CONTINGENCIES

     The Company and the Operating Partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

     The Company enters into contractual commitments in the normal course of business related to the development of real estate assets. At March 31, 1998, these remaining commitments totaled $5,228,000 as summarized in the following table:

                                             CONTRACT                              CONTRACTUAL
                                              TOTAL               AMOUNT            REMAINING
                                              AMOUNT             INCURRED           COMMITMENT
                                              ------             --------           ----------
     Bradford Creek                        $  8,829,000        $ 8,105,000         $   724,000
     Plantation Trace -- phase II             4,770,000          1,369,000           3,401,000
     Preston Oaks -- phase II                 1,300,000            197,000           1,103,000
                                           ------------        -----------         -----------
     Total                                 $ 14,899,000        $ 9,671,000         $ 5,228,000
                                           ============        ===========         ===========

     Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.

6.   SHAREHOLDERS' EQUITY

     EXCHANGES OF UNITS FOR SHARES. During the three months ended March 31, 1998 a total of 133,904 Units were exchanged for the same number of Shares. The conversion was reflected in the accompanying consolidated financial statements at book value. No Units were converted during the three months ended March 31, 1997.

     DIVIDENDS. On February 17, 1998, the Company's Board of Directors declared a quarterly distribution in the amount of $0.1425 per common Share and Unit payable on April 15, 1998 to shareholders and unitholders of record on March 31, 1998. The first quarter 1997 dividend was $0.125, and was paid to shareholders and unitholders as of March 18, 1997.

     EARNINGS PER SHARE. The Company adopted the provisions of SFAS No. 128 in the year ended December 31, 1997. Reconciliations of income available to common shareholders and weighted average Shares and Units used in the Company's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                      3/31/98         3/31/97
                                                                      -------         -------
     Income (loss) before extraordinary item                         $      958     $      (195)
     Minority interest in loss before extraordinary
          item of the Operating Partnership                                 670            (129)
                                                                     ----------     -----------

     Income (loss) before extraordinary item -- diluted              $    1,628     $      (324)
                                                                     ==========     ===========


     Net income (loss) -- basic                                      $    1,023     $      (195)
     Minority interest in net loss of the Operating Partnership             715            (129)
                                                                     ----------     -----------

     Net loss -- diluted                                             $    1,738     $      (324)
                                                                     ==========     ===========


     Weighted average Shares -- basic                                 4,488,969       4,186,329
     Dilutive securities -- weighted average Units                    3,060,959       2,773,430
                                                                     ----------     -----------

     Weighted average Shares -- diluted                               7,549,928       6,959,759
                                                                     ==========     ===========


The adoption of SFAS No. 128 had no impact on 1997 earnings per share data.

7.   SIGNIFICANT EVENTS

     On January 9, 1998, the Company completed the sale of the Windsong Community for $9,750,000 in cash resulting in a gain of $1,544,000 on the sale of real estate assets and an extraordinary gain of $110,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. The Company intends to reinvest the net sales proceeds in a replacement property or properties in connection with a Section 1031 tax-deferred exchange. The purchaser is unaffiliated with the Company and the transaction was negotiated at arms-length. The net book value of the property at December 31, 1997 was approximately $7,749,000.

     On January 27, 1998, the Company signed a contract for $1,300,000 with an independent general contractor, not affiliated with either the Company or Mr. Roberts, for construction of a 24-unit second phase on 1.1 acres located adjacent to the existing Preston Oaks Community.

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     No non-cash investing and financing activities occurred in the quarter ended March 31, 1998. On April 1, 1997, the Operating Partnership issued 590,000 Units in exchange for the assets and liabilities of Roberts Management valued at $5,900,000.

9.   SUBSEQUENT EVENTS

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

     Pending Acquisition -- Charlotte. On April 17, 1998, the Company entered into an agreement to purchase approximately 17 acres of undeveloped land in the Ballantyne area of south Charlotte, North Carolina for $2,700,000 from a local Charlotte investment group. The Company intends to initially construct a 270-unit multifamily apartment community on the property and is in negotiations to purchase an adjacent parcel for a 60-unit second phase. The Operating Partnership will pay Roberts Properties an acquisition fee equal to $135,000 or 5% of the purchase price for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,350,000 or $5,000 per unit for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties.

     Pending Acquisitions -- Atlanta. On April 21, 1998, the Company's Board of Directors approved the acquisition of two tracts of undeveloped land located in north Atlanta. The first tract, containing approximately 49.1 acres, is located in north Fulton County along Abbotts Bridge Road. On May 4, 1998, the Company entered into an agreement to purchase this tract of land for $5,000,000 from Roberts Properties. The Company intends to construct a 405-unit multifamily apartment community on the property. The Operating Partnership will pay Roberts Properties an acquisition fee equal to $250,000 or 5% of the purchase price related to finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $2,025,000 or $5,000 per unit for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

     The second tract of approximately 35.5 acres is located in Gwinnett County on Old Norcross Road. On May 4, 1998, the Operating Partnership entered into an agreement to purchase this tract of land for $2,385,000 from Roberts Properties Old Norcross, Ltd. ("Old Norcross, Ltd.") for $2,385,000. (Mr. Roberts, who is the general partner of Old Norcross, Ltd., will receive none of the sale proceeds as general partner or otherwise.) The Company intends to construct a 249-unit multifamily apartment community on the property. The Operating Partnership will pay Roberts Properties an acquisition fee equal to $119,250 or 5% of the purchase price for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,245,000 or $5,000 per unit for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals

     The closing of these transactions will be subject to customary closing conditions. There can be no assurances that they will close as contemplated, that the required conditions to closing will be met, or that the agreements will not be amended or terminated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     The Company owns multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At March 31, 1998, the Company owned eight multifamily apartment communities consisting of 1,524 apartment homes with an additional 254 apartment homes under construction. On January 9, 1998, the Company completed the sale of the 232-unit Windsong Community for $9,750,000 in cash, resulting in a gain of $1,544,000 on the sale of real estate assets and an extraordinary gain of $110,000 on the buyer's assumption of related mortgage indebtedness.

RESULTS OF OPERATIONS

     Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997. For the three months ended March 31, 1998, the Company recorded net income of $1,023,000 or $0.23 per share, compared to a net loss of $195,000 or $0.05 per share for the three months ended March 31, 1997. The change in operating results is due primarily to (1) the sale of the Windsong Community on January 9, 1997, (2) the sale of Autumn Ridge on August 26, 1997, (3) the completion of the initial lease-up phase at Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively, and (4) the decrease in average stabilized occupancy from 95.9% to 94.0%. The Company's operating performance for all Communities is summarized in the following table:

                                                         Percentage          Three Months Ended March 31,
                                                         Change from         ----------------------------
                                                         1997 to 1998           1998              1997
                                                         ------------           ----              ----
Total operating revenues                                     (7.8%)          $3,920,000        $4,251,000
Property operating expenses (1)                             (10.9%)          $1,388,000        $1,558,000
Management fees paid to related party (2)                  (100.0%)          $        0        $  211,000
General and administrative expenses                          39.3%           $  404,000        $  290,000
Depreciation of real estate assets                          (20.0%)          $1,131,000        $1,414,000
Average stabilized occupancy (3)                             (1.9%)                94.0%             95.9%
Operating expense ratio (4)                                  (1.3%)                35.4%             36.7%

(Footnotes begin on following page)

-----------------------------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2) Because the Company acquired Roberts Management on April 1, 1997, no management fees were paid to a related party subsequent to April 1, 1997; however, the Company did incur additional general and administrative expenses of $104,000.

(3) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and subtracting the resulting number from 100%. The calculation includes the following: (1) Ivey Brook beginning August 1, 1997 and the second phase of Crestmark beginning September 1, 1997, which are the dates each Community achieved stabilized occupancy; (2) Autumn Ridge only through August 26, 1997, which is the date the property was sold, and (3) Windsong only through January 9, 1998, which is the date the property was sold.

(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     Operating results for the seven Communities that were fully stabilized during both the three month periods ended March 31, 1998 and 1997 (the Bentley Place, Crestmark, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and Rosewood Plantation Communities) are summarized as follows:

                                                         Percentage          Three Months Ended March 31,
                                                         Change from         ----------------------------
                                                         1997 to 1998           1998              1997
                                                         ------------           ----              ----
     Rental income                                           (0.0%)          $3,111,000        $3,112,000
     Total operating revenues                                (1.6%)          $3,191,000        $3,243,000
     Property operating expenses (1)                          9.6%           $1,141,000        $1,041,000
     Management fees paid to related party                 (100.0%)          $        0        $  160,000
     Net operating income (2)                                 0.4%           $2,050,000        $2,042,000
     Average stabilized occupancy (3)                         0%                   96.2%             96.2%
     Operating expense ratio (4)                              3.7%                 35.8%             32.1%
     Average monthly rent per apartment home                  2.6%           $      862        $      840

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

     The following discussion compares the Company's statements of operations for the three month periods ended March 31, 1998 and 1997.

     Rental income decreased $306,000 or 7.5% from $4,107,000 for the three months ended March 31, 1997 to $3,801,000 for the three months ended March 31, 1998. The decrease in rental income is due primarily to the sales of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, offset by the lease-up of Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively. Rental income from the seven Communities that were fully stabilized during both the three months ended March 31, 1998 and 1997 decreased $1,000, while the average stabilized occupancy remained constant at 96.2%. The effect of the average stabilized occupancy mix of the seven Communities was generally offset by a 2.6% increase in the average monthly rent per apartment home from $840 during the three months ended March 31, 1997 to $862 during the three months ended March 31, 1998.

     Property operating expenses (excluding depreciation, general and administrative expenses and management fees) decreased $170,000 or 10.9% from $1,558,000 for the three months ended March 31, 1997 to $1,388,000 for the three months ended March 31, 1998. The decrease is due primarily to the following: (1) the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, and (2) the commencement of property operations at Ivey Brook and the second phase of Crestmark beginning in the fourth quarter of 1996 and the first quarter of 1997, respectively. Property operating expenses as a percentage of operating revenues decreased from 36.7% for the three months ended March 31, 1997 to 35.4% for the three months ended March 31, 1998.

     General and administrative expenses increased $114,000 or 39.3% from $290,000 for the three months ended March 31, 1997 to $404,000 for the three months ended March 31, 1998 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to the overhead cost of managing the Company's properties internally as a result of acquiring Roberts Management on April 1, 1997. General and administrative expenses as a percentage of operating revenues increased from 6.8% for the three months ended March 31, 1997 to 10.3% for the three months ended March 31, 1998. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

     Depreciation expense decreased $283,000 or 20.0% from $1,414,000 for the three months ended March 31, 1997 to $1,131,000 for the three months ended March 31, 1998. The decrease is due primarily to the following: (1) the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, and (2) the completion of construction of Ivey Brook and the second phase of Crestmark (because depreciation expense is recorded as apartment homes are completed and available for occupancy).

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

     Interest expense decreased $155,000 or 13.6% from $1,141,000 for the three months ended March 31, 1997 to $986,000 for the three months ended March 31, 1998. The decrease is due primarily to the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, and offset by the financing of Ivey Brook and the second phase of Crestmark in, January 1997 and July 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997. Cash and cash equivalents increased $1,340,000 during the three months ended March 31, 1998 compared to an increase of $2,790,000 during the three months ended March 31, 1997. The increase is due to the excess of cash flow provided by operating and investing activities over cash used in financing activities.

     A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities for the three months ended March 31, 1998 was $1,652,000 compared to $1,182,000 during the three months ended March 31, 1997. The additional cash flow from the operations of Bentley Place and Crestmark, which were acquired in March 1996 and June 1996, respectively, and from the recently completed Ivey Brook and Crestmark phase II Communities, was offset by lower occupancy rates and rent concessions from the

Company's stabilized Communities. The highly competitive Atlanta apartment market experienced weak market conditions during 1997 and the Company expects the current softness in the Atlanta apartment market to continue through 1998. The Company's average stabilized occupancy during the three months ended March 31, 1998 and 1997 was 96.2%. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

     Net cash provided by investing activities increased $8,484,000 from a net cash use of $3,588,000 for the three months ended March 31, 1997 to a net cash provision of $4,898,000 for the three months ended March 31, 1998. The net cash provided in 1998 is due primarily to the $9,292,000 in sales proceeds from the sale of Windsong in January 1998. The Company intends to use this cash for purchasing like-kind replacement property under Section 1031 of the Internal Revenue Code. The Company invested $4,394,000 in the construction of new Communities and the purchase of furniture and equipment during the three months ended March 31, 1998 compared to $3,588,000 during the three months ended March 31, 1997. The Company made no acquisitions for cash of existing apartment communities during these periods.

     Net cash used by financing activities increased $10,406,000 from a provision of net cash of $5,196,000 during the three months ended March 31, 1997 compared to a net cash use of $5,210,000 during the three months ended March 31, 1998. This use is due primarily to: (1) the payoff of $3,959,000 for the mortgage note secured by Windsong in January 1998, (2) the payment of $1,057,000 for the fourth quarter 1997 quarterly distribution in January 1998 versus a payment of $870,000 in January 1997 for the fourth quarter 1996 quarterly distribution, and (3) net proceeds from mortgage notes payable of $6,420,000 in the first quarter of 1997 versus no refinancings in the first quarter of 1998.

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

     The Company and certain non-owned affiliates of the Company have a $35,000,000 Advised Guidance Line (the "Guidance Line") with NationsBank N.A. (South) (the "Bank") for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the Guidance Line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the Company, payable monthly. The Guidance Line is not a commitment to lend, and each loan under the Guidance Line will be made at the Bank's discretion in accordance with normal loan approval procedures.

     The Company's existing mortgage indebtedness will require balloon payments (in addition to monthly principal amortization) coming due over the years 2000 to 2007 as summarized below (excludes the Windsong Community because the property was sold on January 9, 1998 and the mortgage debt was repaid):

                    2000           $  7,482,000
                    2001             19,116,000
                    2002              8,025,000
                    2003             16,057,000
                    2006              3,554,000
                    2007              5,570,000
                                   ------------

                    Total          $ 59,804,000
                                   ============

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

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                              1998              1997
                                                                              ----              ----
Net income (loss)                                                          $     1,023       $      (195)
Minority interest of Unitholders in the Operating Partnership                      670              (129)
Extraordinary item                                                                 (65)                0
Amortization (real estate related)                                                   2                 8
Loss on disposal of assets                                                          24                 0
Gain on sale of real estate asset                                               (1,544)                0
Depreciation expense                                                             1,131             1,414
                                                                           -----------       -----------

Funds From Operations                                                      $     1,241       $     1,098
                                                                           ===========       ===========

Weighted average Shares and Units
       outstanding during the period                                         7,549,928         6,959,759

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

     Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of:

     - conflicts of interest involving Mr. Charles S. Roberts and his affiliates, including conflicts arising out of the purchase of properties from Mr. Charles S. Roberts and his affiliates; the development and construction of Communities by the Roberts Companies; and consulting fees payable to the Roberts Companies upon the sale of certain Communities;
     - tax risks including the possible effects of changes in tax law and regulation; risks related to the national and local economic climate; competition and overbuilding in the Company's markets;
     - increasing operating cost that cannot be passed along to residents through rental rate increases;
     - construction risks due to factors that include unexpected weather problems, shortages in materials and supplies, and labor strikes;
     - acquisition risks, particularly if acquisitions are made in new markets;
     -    the Company's dependence upon the Atlanta market;
     -    possible environmental liability;
     - costs of compliance with the Americans with Disabilities Act and similar laws; and
     - financing risks, including risks of substantial indebtedness of not being able to obtain debt or equity financing to fund the Company's growth strategy.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

     Neither the Company, the Operating Partnership, nor the Communities are presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to the Company and the Operating Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company did not modify, limit or qualify the rights of the holders of Common Stock during the quarter ended March 31, 1998.

     Holders of Units have the right to require the Operating Partnership to redeem their Units for Shares, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership has the option either (a) to pay cash for such Units at their fair market value, which will be based upon the then current trading price of the Shares, or (b) to acquire such Units in exchange for Shares (on a one-for-one basis). The Company has adopted a policy that it will issue Shares in exchange for all such Units submitted except as otherwise required by applicable securities laws.

     During the three months ended March 31, 1998, the Company issued a total of 133,904 Shares in exchange for Units submitted for redemption by unitholders. The Company issued the Shares in redemption of Units in reliance upon the "intrastate" exemption from securities registration provided under Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated by the Securities and Exchange Commission regarding intrastate offerings. The Company believes that it has satisfied the conditions of Rule 147 for each of the issuances of Shares to unitholders. The Company has delivered a prospectus to all unitholders that is designed to satisfy the conditions of Rule 147. Unitholders who reside outside of the state of Georgia are offered and receive only cash instead of Shares. All of the Communities are located in the State of Georgia. The certificates evidencing the Shares issued in exchange for Units have a Rule 147 "legend" describing the applicable restrictions on transfer printed on them, and the Company has issued stop transfer instructions to its transfer agent with respect to such Shares. Further, the offerees were notified that the applicable restrictions on transfer and procedures will apply in connection with the issuance of new certificates for any of the Shares that are presented for transfer during the nine month period from the end of the offering during which transfer of the Shares is restricted to residents of the State of Georgia.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No securities were defaulted upon during the first quarter of 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the first quarter of 1998.

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required by Item 601 of Regulation SB are described in the following Index to Exhibits and are filed as part of this report on Form 10-Q.

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
10.7.4    Mortgage Placement Agreement made and entered onto by and between
          Alliance Realty Advisors, Inc. and Roberts Properties Residential,
          L.P., dated February 12, 1998, in the original principal amount of
          $11,900,000.

27        Financial Data Schedule (for SEC use only).

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.




By: /s/  Charles R. Elliott
   -------------------------------------------
   Charles R. Elliott, Chief Financial Officer
   (The Registrant's Principal Financial and Chief Accounting
   Officer, who is duly authorized to sign this report)




Date:  May 13, 1998

                                  EXHIBIT INDEX


EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.7.4    Mortgage Placement Agreement made and entered onto by and between
          Alliance Realty Advisors, Inc. and Roberts Properties Residential,
          L.P., dated February 12, 1998, in the original principal amount of
          $11,900,000.

27        Financial Data Schedule (for SEC use only).