Form 10-Q
period 1998-06-30
ROBERTS REALTY INVESTORS INC
filed 1998-08-14
CIK 1011109

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30,1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              -----------  -----------------

                          (Commission File No. 0-28048)

                         ROBERTS REALTY INVESTORS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         GEORGIA                                         58-2122873
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

8010 ROSWELL ROAD, SUITE 120, ATLANTA, GEORGIA              30350
(Address of Principal Executive Offices)                  (Zip Code)

         Registrant's telephone number, Including Area Code:  (770) 394-6000

         Indicate by check X whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                   -------  -------

The number of outstanding shares of the registrant's Common Stock on July 31, 1998 was 4,702,019.

                                TABLE OF CONTENTS

                                                                                                          PAGE

PART I  FINANCIAL INFORMATION........................................................................        1

         ITEM 1.      FINANCIAL STATEMENTS...........................................................        1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................       11

PART II  OTHER INFORMATION...........................................................................       19

         ITEM 1.      LEGAL PROCEEDINGS..............................................................       19

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS......................................       19

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS...............................................................       20

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................       20

                               -------------------

                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                                                                   JUNE 30,     DECEMBER 31,
ASSETS                                                                               1998           1997
                                                                                   --------     ------------
                                                                                  (UNAUDITED)
REAL ESTATE ASSETS - At cost:
     Land                                                                          $  19,828    $  20,151
     Buildings and improvements                                                       87,434       81,485
     Furniture, fixtures and equipment                                                 9,438       10,150
                                                                                   ---------    ---------
                                                                                     116,700      111,786
     Less accumulated depreciation                                                   (14,363)     (13,405)
                                                                                   ---------    ---------

         Operating real estate assets                                                102,337       98,381

     Land held for future development                                                 11,355            0
     Construction-in-progress and real estate under development                        4,145       11,320
                                                                                   ---------    ---------

         Net real estate assets                                                      117,837      109,701

CASH AND CASH EQUIVALENTS                                                              2,428        7,117

RESTRICTED CASH AND CASH EQUIVALENTS                                                   1,764          468

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $203 and $221 at June 30, 1998 and December 31, 1997, respectively                  833          708

OTHER ASSETS - Net                                                                       314          356
                                                                                   ---------    ---------

                                                                                   $ 123,176    $ 118,350
                                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                        $  73,680    $  67,951
     Accounts payable and accrued expenses                                             2,000          959
     Dividends and distributions payable                                               1,095        1,057
     Due to affiliates (including retainage payable of $92 and $226 at
         June 30, 1998 and December 31, 1997, respectively)                            1,112        2,411
     Security deposits and prepaid rents                                                 374          414
                                                                                   ---------    ---------

         Total liabilities                                                            78,261       72,792
                                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                         17,023       18,861
                                                                                   ---------    ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 4,691,888 and
         4,420,508 shares issued and outstanding at June 30, 1998 and                     47           44
         December 31, 1997, respectively
     Additional paid-in-capital                                                       30,338       29,980
     Accumulated deficit                                                              (2,404)      (3,327)
     Unamortized restricted stock compensation                                           (89)           0
                                                                                   ---------    ---------

         Total shareholders' equity                                                   27,892       26,697
                                                                                   ---------    ---------

                                                                                   $ 123,176    $ 118,350
                                                                                   =========    =========

The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                      1998        1997
                                                                                ----------------------------
                                                                                  (UNAUDITED)  (UNAUDITED)
OPERATING REVENUES:
     Rental operations                                                             $   3,969    $   4,293
     Other operating income                                                              158          147
                                                                                   ---------    ---------

          Total operating revenues                                                     4,127        4,440
                                                                                   ---------    ---------

OPERATING EXPENSES:
     Personnel                                                                           412          420
     Utilities                                                                           254          282
     Repairs, maintenance and landscaping                                                293          253
     Real estate taxes                                                                   336          368
     Marketing, insurance and other                                                      199          198
     General and administrative expenses                                                 407          370
     Depreciation of real estate assets                                                1,107        1,482
                                                                                   ---------    ---------

          Total operating expenses                                                     3,008        3,373
                                                                                   ---------    ---------

INCOME FROM OPERATIONS                                                                 1,119        1,067
                                                                                   ---------    ---------

OTHER INCOME (EXPENSE):
     Acquisition of Roberts Properties Management, L.L.C                                   0       (5,900)
     Interest income                                                                     118           72
     Interest expense                                                                 (1,071)      (1,217)
     Amortization of deferred financing costs                                            (33)         (29)
     Loss on disposal of assets                                                          (27)         (26)
     Other amortization expense                                                           (9)          (8)
                                                                                   ---------    ---------

          Total other income (expense)                                                (1,022)      (7,108)
                                                                                   ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
 EXTRAORDINARY ITEM                                                                       97       (6,041)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                            (37)       2,694
                                                                                   ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                   60       (3,347)

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the Operating Partnership                      (158)           0
                                                                                   ---------    ---------

NET LOSS                                                                           $     (98)   $  (3,347)
                                                                                   =========    =========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

     Income (loss) before extraordinary item                                       $    0.01    $   (0.80)

     Extraordinary item                                                                (0.03)           0
                                                                                   ---------    ---------

     Net (loss)                                                                    $   (0.02)   $   (0.80)
                                                                                   =========    =========
     Weighted average common shares - basic                                        4,607,106    4,186,329

     Weighted average common shares - diluted                                      7,550,609    7,549,759


The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                    1998          1997
                                                                                  ------------------------
                                                                                  (UNAUDITED)  (UNAUDITED)
OPERATING REVENUES:
     Rental operations                                                             $   7,770    $   8,400
     Other operating income                                                              277          291
                                                                                   ---------    ---------
          Total operating revenues                                                     8,047        8,691
                                                                                   ---------    ---------

OPERATING EXPENSES:
     Personnel                                                                           784          850
     Utilities                                                                           498          557
     Repairs, maintenance and landscaping                                                536          493
     Real estate taxes                                                                   680          733
     Management fees to related party                                                      0          211
     Marketing, insurance and other                                                      384          410
     General and administrative expenses                                                 811          659
     Depreciation of real estate assets                                                2,238        2,913
                                                                                   ---------    ---------
          Total operating expenses                                                     5,931        6,826
                                                                                   ---------    ---------

INCOME FROM OPERATIONS                                                                 2,116        1,865
                                                                                   ---------    ---------
OTHER INCOME (EXPENSE):
     Acquisition of Roberts Properties Management, L.L.C                                   0       (5,900)
     Interest income                                                                     250          146
     Interest expense                                                                 (2,057)      (2,358)
     Amortization of deferred financing costs                                            (66)         (56)
     Loss on disposal of assets                                                          (51)         (45)
     Other amortization expense                                                          (11)         (16)
                                                                                   ---------    ---------
          Total other income (expense)                                                (1,935)      (8,229)
                                                                                   ---------    ---------

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET, MINORITY
     INTEREST AND EXTRAORDINARY ITEM                                                     181       (6,364)

GAIN ON SALE OF REAL ESTATE ASSET                                                      1,544            0
                                                                                   ---------    ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                          1,725       (6,364)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                           (707)       2,692
                                                                                   ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                1,018       (3,672)

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the Operating Partnership                       (93)           0
                                                                                   ---------    ---------

NET INCOME LOSS                                                                    $     925    $  (3,672)
                                                                                   =========    =========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

     Income (loss) before extraordinary item                                       $    0.22    $   (0.88)

     Extraordinary item                                                                (0.02)           0
                                                                                   ---------    ---------

     Net income (loss)                                                             $    0.20    $   (0.88)
                                                                                   =========    =========

     Weighted average common shares - basic                                        4,552,759    4,186,329

     Weighted average common shares - diluted                                      7,554,666    7,256,389


The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------


                                                                                  SIX MONTHS ENDED JUNE 30,

                                                                                      1998        1997
                                                                                   ---------    ----------
                                                                                  (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES:

     Net loss                                                                      $     925    $  (3,672)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Minority interest of unitholders in the Operating Partnership                  707       (2,692)
          Acquisition of Roberts Properties Management, L.L.C                              0        5,900
          Gain on sale of real estate asset                                           (1,544)           0
          Loss on disposal of assets                                                      51           45
          Depreciation and amortization                                                2,315        3,022
          Extraordinary item, net of minority interest of unitholders in the
            Operating Partnership                                                         93            0
     Change in assets and liabilities:
          (Increase) in restricted cash and cash equivalents                             (96)        (186)
          Decrease in other assets                                                        42           11
          Increase in accounts payable and accrued expenses relating to operations       657          649
          Increase (decrease) in due to affiliates relating to operations                  4         (282)
          Increase (decrease) in security deposits and prepaid rent                      (40)          39
                                                                                   ---------    ---------

               Net cash provided by operating activities                               3,114        2,834
                                                                                   ---------    ---------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate asset                                           9,292            0
     Acquisition and construction of real estate assets                              (19,102)      (5,474)
                                                                                   ---------    ---------

               Net cash used in investing activities                                  (9,810)      (5,474)
                                                                                   ---------    ---------

FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable                                             16,500        6,420
     Proceeds from mortgage notes payable held in escrow                              (1,200)           0
     Payoff of mortgage notes, including prepayment penalty                          (10,466)           0
     Principal reductions on mortgage notes payable                                     (384)        (423)
     Payment of loan costs                                                              (258)        (159)
     Proceeds from short term loan                                                       350            0
     Payoff of short term loan                                                          (350)           0
     Repurchase of Units                                                                 (52)           0
     Payment of dividends and distributions                                           (2,133)      (1,740)
                                                                                   ---------    ---------

               Net cash provided by financing activities                               2,007        4,098
                                                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (4,689)       1,458

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         7,117        3,162
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   2,428    $   4,620
                                                                                   =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                        $   2,362    $   2,340





The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.       BUSINESS AND ORGANIZATION OF THE COMPANY

         Roberts Realty Investors, Inc. (the "Company"), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a "REIT"). All of the Company's completed apartment homes are located in the Atlanta metropolitan area.

         The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and had a 62.1% and 58.6% ownership interest at June 30, 1998 and December 31, 1997, respectively. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

         At June 30, 1998, the Company owned nine completed multifamily apartment communities totaling 1,704 apartment homes and an additional 74 apartment homes were under construction. On January 9, 1998, the Company sold a 232-unit apartment community located on St. Simons Island, Georgia. In addition, the Company owned two retail centers totaling 15,698 square feet located at the entrance to two of its multifamily apartment communities (see note 8).

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

         The minority interests of the unitholders in the Operating Partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of the Company's Common Stock ("Shares") and partnership units ("Units") outstanding and will change as additional Shares and Units are issued. The minority interest of the unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of Units outstanding during the period, which was 39.8% and 42.3% for the six months ended June 30, 1998 and 1997, respectively, and 39.0% and 44.6% for the three months ended June 30. 1998 and 1997, respectively. The minority interest of the unitholders in the Operating Partnership was $17,023,000 and $18,861,000 at June 30, 1998 and December 31, 1997, respectively.

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

         The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified to conform with the 1998 presentation. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

3.       NOTES PAYABLE

         LINE OF CREDIT. The Company obtained a new revolving unsecured line of credit (the "Line") in the amount of $1 million in April 1998 to provide funds for short-term working capital purposes. The Line has a one year credit term and bears an interest rate of LIBOR + 150 basis points. At June 30, 1998 there was no outstanding amount due on the Line.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following Communities at June 30, 1998 and December 31, 1997, as follows:

                                          FIXED INTEREST   PRINCIPAL OUTSTANDING
                                            RATE AS OF
                            MATURITY         06/30/98      06/30/98      12/31/97
                            --------         --------      --------      --------
Bentley Place               08/15/06           7.10%     $ 4,023,000   $ 4,045,000
Bradford Creek              06/15/08           7.15        8,400,000             0
Crestmark Club - phase I    05/01/01           7.50        9,581,000     9,652,000
Crestmark Club - phase II   05/01/01           7.65        3,967,000     3,985,000
Highland Park               02/15/03           7.30        7,986,000     8,030,000
Ivey Brook                  02/15/07           7.14        6,334,000     6,367,000
Plantation Trace            09/15/00           7.75        7,716,000     7,775,000
Preston Oaks                10/15/02           7.21        8,470,000     8,519,000
River Oaks                  11/15/03           7.15        9,103,000     9,151,000
Rosewood Plantation (old)   06/01/01           7.38                0     6,357,000
Rosewood Plantation (new)   07/15/08           6.62        8,100,000             0
Windsong                    02/01/00           9.00%               0     4,070,000
                                                         -----------   -----------

                                                         $73,680,000   $67,951,000
                                                         ===========   ===========

         The Company and certain non-owned affiliates of the Company have a $35,000,000 Advised Guidance Line (the "Guidance Line") with NationsBank N.A. (South) (the "Bank") for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the Guidance Line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The Guidance Line is not a commitment to lend and each loan under the Guidance Line will be made at the Bank's discretion in accordance with normal loan approval procedures. At June 30, 1998, there was no balance outstanding under the Guidance Line.

         On December 19, 1997, the Company received a commitment to provide financing in the amount of $8,400,000 secured by the Bradford Creek Community. The terms of the commitment included a 10-year term with a fixed interest rate of 7.15% payable in monthly installments of $56,734 based on a 30-year amortization schedule. This loan was closed on June 1, 1998. The lender escrowed $1,200,000 of the proceeds pending achievement of certain operating targets, which is estimated to occur in September 1998.

         On February 12, 1998, the Company signed a mortgage loan commitment in the amount of $11,900,000 in connection with the refinancing of the Plantation Trace Community. The loan commitment includes a 10-year term with a fixed interest rate of 7.09% payable in monthly installments of $79,892 based on a 30-year amortization schedule. The loan is expected to close in September 1998 upon the completion of construction and leasing of the second phase of Plantation Trace. At June 30, 1998, Plantation Trace was encumbered with a mortgage loan in the amount of $7,716,000 at a fixed interest rate of 7.75%.

         On May 21, 1998, the Company received a mortgage loan commitment in the amount of $8,100,000 in connection with the refinancing of the Rosewood Plantation Community. The loan commitment included a 10-year term with a fixed interest rate of 6.62% payable in monthly installments of $51,838 based on a 30-year amortization schedule. This loan was closed on June 23, 1998.

         Interest capitalized was $148,000 and $172,000 for the three months ended June 30, 1998 and 1997, respectively, and $230,000 and $259,000 for the six months ended June 30, 1998 and 1997, respectively.

         Real estate assets having a combined depreciated cost of approximately $101,578,000 serve as collateral for the outstanding debt at June 30, 1998.

4.       EXTRAORDINARY ITEMS

         The 1998 extraordinary items are comprised of (1) the write-off of unamortized debt premium associated with the January 9, 1998 repayment of the mortgage note secured by the Windsong Community upon sale of the property, and (2) the write-off of unamortized loan costs and prepayment fee to the lender for refinancing of the mortgage note secured by the Rosewood Plantation Community on June 23, 1998. These extraordinary items are net of $53,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of Units outstanding.

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

         The Company enters into contractual commitments in the normal course of business related to the development of real estate assets. At June 30, 1998, these remaining commitments totaled $3,660,000 as summarized in the following table:

                               CONTRACT                CONTRACTUAL
                                 TOTAL       AMOUNT     REMAINING
                                AMOUNT      INCURRED    COMMITMENT
                               ---------   ----------   ----------
Plantation Trace - phase II    4,770,000    1,456,000    3,314,000
Preston Oaks - phase II        1,300,000      954,000      346,000
                              ----------   ----------   ----------

Total                         $6,070,000   $2,410,000   $3,660,000
                              ==========   ==========   ==========

         Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.

6.       SHAREHOLDERS' EQUITY

         EXCHANGES OF UNITS FOR SHARES. During the three months ended June 30, 1998 a total of 126,886 Units were exchanged for the same number of Shares. The conversion was reflected in the accompanying consolidated financial statements at book value. No Units were exchanged during the three months ended June 30, 1997.

         REDEMPTIONS OF UNITS FOR CASH. During the three months ended June 30, 1998, a total of 6,055 Units were redeemed for cash of $52,000. No Units were redeemed for cash in 1997.

         RESTRICTED STOCK AWARDS. In the three months ended June 30, 1998, the Company granted 10,590 shares of restricted stock to certain employees. The market value of these restricted stock grants totaled $90,000, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. This restricted stock vests 100% at the end of a three year vesting period and is being amortized to compensation expense ratably over the vesting period.

         DIVIDENDS. On June 16, 1998, the Company's Board of Directors declared a quarterly distribution in the amount of $0.145 per common Share and Unit payable on July 15, 1998 to shareholders and unitholders of record on June 30, 1998. The second quarter 1997 dividend was $0.13, and was paid to shareholders and unitholders of record as of June 17, 1997.

         EARNINGS PER SHARE. The Company adopted the provisions of SFAS No. 128 in the year ended December 31, 1997. Reconciliations of income available to common shareholders and weighted average Shares and Units used in the Company's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    --------------------------    --------------------------
                                                      6/30/98        6/30/97        6/30/98       6/30/97
                                                    -----------    -----------    -----------   ------------
Income (loss) before extraordinary item             $        60    $    (3,347)   $     1,018   $    (3,672)
Minority interest in income (loss) before
       extraordinary item of the
       Operating Partnership                                 37         (2,694)           707        (2,692)
                                                    -----------    -----------    -----------   -----------

Income (loss) before extraordinary item - diluted   $        97    $    (6,041)   $     1,725   $    (6,364)
                                                    ===========    ===========    ===========   ===========


Net income (loss) - basic                           $       (98)   $    (3,347)   $       925   $    (3,672)
Minority interest in net income (loss) of the
       Operating Partnership                                (61)        (2,694)           654        (2,692)
                                                    -----------    -----------    -----------   -----------

Net loss - diluted                                  $      (159)   $    (6,041)   $     1,579   $    (6,364)
                                                    ===========    ===========    ===========   ===========


Weighted average Shares - basic                       4,607,106      4,186,329      4,552,759     4,186,329
Dilutive securities - weighted average Units          2,943,503      3,363,430      3,001,907     3,070,060
                                                    -----------    -----------    -----------   -----------

Weighted average Shares - diluted                     7,550,609      7,549,759      7,554,666     7,256,389
                                                    ===========    ===========    ===========   ===========


         The adoption of SFAS No. 128 had no impact on 1997 earnings per share data.

7.       ACQUISITIONS

         On June 22, 1998, the Company purchased approximately 23.8 acres of undeveloped land in the Ballantyne area of south Charlotte, North Carolina for $3,546,000 from a local Charlotte investment group. The Company intends to construct a 332-unit multifamily apartment community on the property. As part of the closing costs, the Operating Partnership paid Roberts Properties, Inc., an affiliate owned by Mr. Charles S. Roberts, the President and Chairman of the Board, an acquisition fee of $166,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,350,000, or $5,000 per unit, for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties.

          On June 24, 1998, the Company purchased approximately 49.1 acres of undeveloped land located in north Fulton County, Georgia along Abbotts Bridge Road for $5,294,000 from Roberts Properties. The Company intends to construct a 405-unit multifamily apartment community on the property. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $250,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $2,025,000, or $5,000 per unit, for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

          On June 25, 1998, The Company purchased approximately 35.3 acres of undeveloped land located in Gwinnett County, Georgia on Old Norcross Road for $2,516,000 from Roberts Properties Old Norcross, Ltd. ("Old Norcross, Ltd."). (Mr. Roberts, who is the general partner of Old Norcross, Ltd., received none of the sale proceeds as general partner or otherwise.) The Company intends to construct a 249-unit multifamily apartment community on the property. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $119,250 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,245,000, or $5,000 per unit, for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

8.        SUBSEQUENT EVENTS

          On July 17, 1998, the Company completed the sale of its two retail centers for $2,400,000 in cash resulting in a gain of $503,000. Net sales proceeds were $2,196,000, after deducting for closing costs and prorations of $204,000. The purchaser is unaffiliated with the Company and the transaction was negotiated at arm's-length. The net book value of the property was $1,702,000 at June 30, 1998. Roberts Properties was paid $93,000 for consulting fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

         The Company owns multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At June 30, 1998, the Company owned nine multifamily apartment communities consisting of 1,704 apartment homes with an additional 74 apartment homes under construction.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1998 to Three Months Ended June 30, 1997. For the three months ended June 30, 1998, the Company recorded a net loss of $98,000 or $0.02 per share, compared to a net loss of $3,347,000 or $0.80 per share for the three months ended June 30, 1997. The change in operating results is due primarily to (1) the sale of the Windsong Community on January 9, 1998, (2) the sale of Autumn Ridge on August 26, 1997, (3) the completion of the initial lease-up phase at Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively, (4) the beginning of leasing operations in the first quarter of 1998 at the Bradford Creek Community, and (5) the increase in average stabilized occupancy from 94.5% to 95.2%, The Company's operating performance for all Communities is summarized in the following table:

                                    PERCENTAGE        THREE MONTHS ENDED JUNE 30,
                                    CHANGE FROM       ---------------------------
                                    1997 TO 1998         1998            1997
                                    ------------         ----            ----
Total operating revenues              (7.0%)          $4,127,000     $4,440,000
Property operating expenses (1)       (1.8%)          $1,494,000     $1,521,000
General and administrative expenses   10.0%           $  407,000     $  370,000
Depreciation of real estate assets   (25.3%)          $1,107,000     $1,482,000
Average stabilized occupancy (2)       0.7%                 95.2%          94.5%
Operating expense ratio (3)            1.9%                 36.2%          34.3%

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

         Operating results for the seven Communities that were fully stabilized during both the three month periods ended June 30, 1998 and 1997 (the Bentley Place, Crestmark, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and Rosewood Plantation Communities) are summarized as follows:

                                       PERCENTAGE     THREE MONTHS ENDED JUNE 30,
                                       CHANGE FROM    ---------------------------
                                       1997 TO 1998      1998            1997
                                       ------------      ----            ----
Rental income                              4.5%       $3,171,000     $3,034,000
Total operating revenues                   5.6%       $3,272,000     $3,098,000
Property operating expenses (1)           11.7%       $1,168,000     $1,046,000
Net operating income (2)                   2.5%       $2,104,000     $2,052,000
Average stabilized occupancy (3)           1.7%             95.3%          93.6%
Operating expense ratio (4)                1.9%             35.7%          33.8%
Average monthly rent per apartment home    2.8%       $      876     $      852


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

         The following discussion compares the Company's statements of operations for the three month periods ended June 30, 1998 and 1997.

         Property operating revenue decreased $313,000 or 7.0% from $4,440,000 for the three months ended June 30, 1997 to $4,127,000 for the three months ended June 30, 1998. The decrease in rental income is due primarily to the sales of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, partially offset by the lease-up of Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively. Rental income from the seven Communities that were fully stabilized during both the three months ended June 30, 1998 and 1997 increased $137,000 due to an increase in the average stabilized occupancy from 93.6% for the three months ended June 30, 1997 to 95.3% for the three months ended June 30, 1998 and an increase in the average monthly rent per apartment home from $852 during the three months ended June 30, 1997 to $876 during the three months ended June 30, 1998.

         Property operating expenses (excluding depreciation, and general and administrative expenses) decreased $27,000 or 1.8% from $1,521,000 for the three months ended June 30, 1997 to $1,494,000 for the three months ended June 30, 1998. The decrease is due primarily to the following: (1) the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, partially offset by the commencement of property operations at Bradford Creek beginning in the first quarter of 1998. Property operating expenses as a percentage of operating revenues increased from 34.3% for the three months ended June 30, 1997 to 36.2% for the three months ended June 30, 1998.

         General and administrative expenses increased $37,000 or 10.0% from $370,000 for the three months ended June 30, 1997 to $407,000 for the three months ended June 30, 1998 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to increased staff and associated costs at the corporate office. General and administrative expenses as a percentage of operating revenues increased from 8.3% for the three months ended June 30, 1997 to 9.9% for the three months ended June 30, 1998. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense decreased $375,000 or 25.3% from $1,482,000 for the three months ended June 30, 1997 to $1,107,000 for the three months ended June 30, 1998. The decrease is due primarily to the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, and offset by the completion of construction of Ivey Brook and the second phase of Crestmark (because depreciation expense is recorded as apartment homes are completed and available for occupancy).

         Interest expense decreased $146,000 or 12.0% from $1,217,000 for the three months ended June 30, 1997 to $1,071,000 for the three months ended June 30, 1998. The decrease is due primarily to the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, offset by (1) the financing of the second phase of Crestmark in July 1997, and (2) the financing of Bradford Creek in June 1998.

         Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997. For the six months ended June 30, 1998, the Company recorded net income of $925,000 or $0.20 per share, compared to a net loss of $3,672,000 or $0.88 per share for the six months ended June 30, 1997. The change in operating results is due primarily to (1) the sale of the Windsong Community in January 1998, (2) the sale of Autumn Ridge in August 1997, (3) the completion of the initial lease-up phase at Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively, (4) the beginning of leasing operations at Bradford Creek in the first quarter of 1998, (5) the decrease in average stabilized occupancy from 95.2% to 94.6%, and (6) the acquisition of Roberts Properties Management, LLC ("Roberts Management"), an affiliate owned by Mr. Charles S. Roberts, the President and Chairman of the Board, on April 1, 1997. The Company's operating performance for all Communities is summarized in the following table:

                                           PERCENTAGE      SIX MONTHS ENDED JUNE 30,
                                           CHANGE FROM     -------------------------
                                           1997 TO 1998       1998           1997
                                           ------------       ----           ----
Total operating revenues                     (7.4%)        $8,047,000     $8,691,000
Property operating expenses (1)              (5.3%)        $2,882,000     $3,043,000
Management fees paid to related party (2)  (100.0%)        $        0     $  211,000
General and administrative expenses          23.1%         $  811,000     $  659,000
Depreciation of real estate assets          (23.2%)        $2,238,000     $2,913,000
Average stabilized occupancy (3)             (0.6%)              94.6%          95.2%
Operating expense ratio (4)                   0.8%               35.8%          35.0%

(footnotes begin on following page)

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Because the Company acquired Roberts Management on April 1, 1997, no management fees were paid to a related party subsequent to April 1, 1997; however, the Company did incur additional general and administrative expenses as a result of managing its properties internally.
(3) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following: (1) Ivey Brook beginning August 1, 1997 and the second phase of Crestmark beginning September 1, 1997, which are the dates each Community achieved stabilized occupancy; (2) Autumn Ridge only through August 26, 1997, which is the date the property was sold, and
         (3) Windsong only through January 9, 1998, which is the date the property was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Operating results for the seven Communities that were fully stabilized during both the six month periods ended June 30, 1998 and 1997 (the Bentley Place, Crestmark, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and Rosewood Plantation Communities) are summarized as follows:

                                                        PERCENTAGE                SIX MONTHS ENDED JUNE 30,
                                                        CHANGE FROM               -------------------------
                                                        1997 TO 1998              1998                1997
                                                        ------------              ----                ----
       Rental income                                         2.2%            $   6,282,000       $   6,146,000
       Total operating revenues                              1.9%            $   6,463,000       $   6,341,000
       Property operating expenses (1)                      10.6%            $   2,309,000       $   2,087,000
       Management fees paid to related party (2)          (100.0%)           $           0       $     160,000
       Net operating income (3)                              1.5%            $   4,154,000       $   4,094,000
       Average stabilized occupancy (4)                     (0.3%)                    94.6%               94.9%
       Operating expense ratio (5)                           2.8%                     35.7%               32.9%
       Average monthly rent per apartment home               2.9%            $         873       $         848


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Because the Company acquired Roberts Management on April 1, 1997, no management fees were paid to a related party subsequent to April 1, 1997; however, the Company did incur additional general and administrative expenses as a result of managing its properties internally.
(3) Net operating income is equal to total operating revenues minus property operating expenses.
(4) Represents the average physical occupancy of the stabilized Communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(5) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         The following discussion compares the Company's statements of operations for the six month periods ended June 30, 1998 and 1997.

         Property operating revenue decreased $644,000 or 7.4% from $8,691,000 for the six months ended June 30, 1997 to $8,047,000 for the six months ended June 30, 1998. The decrease in rental income is due primarily to the sales of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, offset by the lease-up of Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively. Rental income from the seven Communities that were fully stabilized during both the six months ended June 30, 1998 and 1997 increased $136,000. Although the average stabilized occupancy decreased slightly from 94.9% for the six months ended June 30, 1997 to 94.6% for the six months ended June 30, 1998, the average monthly rent per apartment home increased from $848 to $873 during the same period.

         Property operating expenses (excluding depreciation, general and administrative expenses and management fees) decreased $161,000 or 5.3% from $3,043,000 for the six months ended June 30, 1997 to $2,882,000 for the six months ended June 30, 1998. The decrease is due primarily to the following: (1) the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, and (2) the commencement of property operations at the second phase of Crestmark and Bradford Creek beginning in the first quarter of 1997 and the first quarter of 1998, respectively. Property operating expenses as a percentage of operating revenues increased from 35.0% for the six months ended June 30, 1997 to 35.8% for the six months ended June 30, 1998.

         General and administrative expenses increased $152,000 or 23.1% from $659,000 for the six months ended June 30, 1997 to $811,000 for the six months ended June 30, 1998 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is primarily due to increased staffing and recruiting costs. General and administrative expenses as a percentage of operating revenues increased from 7.6% for the six months ended June 30, 1997 to 10.1% for the six months ended June 30, 1998. The Company expects that as it continues to grow, such expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense decreased $675,000 or 23.2% from $2,913,000 for the six months ended June 30, 1997 to $2,238,000 for the six months ended June 30, 1998. The decrease is due primarily to the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, and offset by the completion of construction of the second phase of Crestmark and Bradford Creek (because depreciation expense is recorded as apartment homes are completed and available for occupancy).

         On April 1, 1997, the Company acquired Roberts Management, the property management company that managed the Company's multifamily apartment Communities since the Company's inception. The Operating Partnership issued a total of 590,000 Units valued at $10.00 per Unit or $5,900,000 to purchase Roberts Management. The Company manages its own properties using Roberts Management's property management systems and the property management personnel formerly employed by Roberts Management. Although the Company no longer pays 5% of gross property revenues to Roberts Management for property management services, it does bear the actual overhead cost of managing the properties internally. Because Roberts Management, a related party, managed only the properties owned by the Company, the transaction was accounted for as the settlement of a contract and shown as an expense for the year ended December 31, 1997.

         On January 9, 1998, the Company completed the sale of the Windsong Community for $9,750,000 in cash resulting in a gain of $1,544,000 on the sale of real estate assets and an extraordinary gain of $110,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. The purchaser was unaffiliated with the Company and the transaction was negotiated at arm's-length. The net book value of the property at December 31, 1997 was approximately $7,749,000.

         Interest expense decreased $301,000 or 12.8% from $2,358,000 for the six months ended June 30, 1997 to $2,057,000 for the six months ended June 30, 1998. The decrease is due primarily to the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively, offset by (1) the financing of Ivey Brook and the second phase of Crestmark in January 1997 and July 1997, respectively, and (2) the financing of Bradford Creek in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997. Cash and cash equivalents decreased $4,689,000 during the six months ended June 30, 1998 compared to an increase of $1,458,000 during the six months ended June 30, 1997. The decrease is due to an increase in cash flow provided by operating activities offset by an increase in cash used in investing activities and a reduction in cash provided by financing activities.

         A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities for the six months ended June 30, 1998 was $3,114,000 compared to $2,834,000 during the six months ended June 30, 1997. Cash flow generated by operations, exclusive of non-cash items, was relatively flat from year to year. The additional cash flow from the operations of the second phase of Crestmark and Ivey Brook were offset by the loss of cash flow due to the sale of Autumn Ridge and Windsong in August 1997 and January 1998, respectively. The increase in cash flow from operations is primarily attributable to the payment of management fees of $282,000 to Roberts Management during the six months ended June 30, 1997 compared to no management fees being paid during the six months ended June 30, 1998 as a result of the Company acquiring Roberts Management on April 1, 1997. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities increased $4,336,000 from $5,474,000 for the six months ended June 30, 1997 to $9,810,000 for the six months ended June 30, 1998. This increase is primarily due to (1) the purchase of three separate parcels of land for $11,355,000, (2) the construction costs at Bradford Creek, Preston Oaks phase II and Plantation Trace phase II of $7,747,000 in 1998 versus construction costs at Ivey Brook and Crestmark phase II of $5,474,000 in 1997, and (3) offset by $9,292,000 in sales proceeds from the sale of Windsong in January 1998. The Company made no acquisitions for cash of existing apartment communities during these periods.

         Net cash provided by financing activities decreased $2,091,000 from $4,098,000 during the six months ended June 30, 1997 to $2,007,000 during the six months ended June 30, 1998. This decrease is due primarily to (1) the payoff of the $3,959,000 mortgage note secured by Windsong in January 1998 as a result of the sale of this Community in January 1998, (2) the refinancing of the mortgage note secured by Rosewood Plantation in June 1998 that resulted in cash provided of $1,593,000, (3) the permanent financing of Bradford Creek for cash of $7,200,000 in June 1998, (4) the permanent financing of Ivey Brook for cash of $6,420,000 in January 1997, and (5) an increase of $393,000 in quarterly distributions paid from $1,740,000 for the six months ended June 30, 1997 to $2,133,000 for the six months ended June 30, 1998.

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

         The Company's existing mortgage indebtedness will require balloon payments (in addition to monthly principal amortization) coming due over the years 2000 to 2008 as summarized below (excludes the Windsong Community because the property was sold on January 9, 1998 and the mortgage debt was repaid):

                              2000               $ 7,482,000
                              2001                13,074,000
                              2002                 8,025,000
                              2003                16,057,000
                              2006                 3,554,000
                              2007                 5,570,000
                              2008                14,229,000
                                                 -----------
                              Total              $67,991,000
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

                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                         ---------------------------   ---------------------------
                                            1998            1997          1998            1997
                                            ----            ----          ----            ----
Net income (loss)                        $       (98)   $    (3,347)   $       925    $    (3,672)
Minority interest of Unitholders                  37         (2,694)           707         (2,692)
Extraordinary item                               158              0             93              0
Acquisition of RPM expense                         0          5,900              0          5,900
Amortization (real estate related)                 9              8             11             16
Loss on disposal of assets                        27             26             51             45
Gain on sale of real estate asset                  0              0         (1,544)             0
Depreciation expense                           1,107          1,482          2,238          2,913
                                         -----------    -----------    -----------    -----------

Funds From Operations                    $     1,240    $     1,375    $     2,481    $     2,510
                                         ===========    ===========    ===========    ===========

Weighted average Shares and Units
         outstanding during the period     7,550,609      7,549,759      7,554,666      7,256,389

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective for the quarter and year ended December 31, 1997, the Company computes earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." As prescribed by SFAS No. 128, all prior period earnings per share data have been restated to conform with the provisions of SFAS No. 128. Under SFAS No. 128, basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed to reflect the potential dilution of all instruments or securities which are convertible into shares of common stock. Previously reported earnings per share under prior accounting standards were equal to basic and diluted earnings per share under SFAS No. 128.

INFLATION

         Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable the Company to seek increases in rents after the expiration of each lease. Additionally, the construction contract for the second phase of Preston Oaks is at a fixed price and equals substantially all of the anticipated construction costs. The short-term nature of these leases and the fixed price construction contract serve to reduce the risk to the Company of the adverse effects of inflation.

YEAR 2000 COMPUTER ISSUES

         Year 2000 computer issues are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company's software systems are either currently year 2000 compliant or will be compliant in advance of January 1, 2000.

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

         Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of:

         - tax risks including the possible effects of changes in tax law and regulation;
         -        risks related to the national and local economic climate;
         -        competition and overbuilding in the Company's markets;
         - increasing operating costs that cannot be passed along to residents through rental rate increases;
         - construction risks due to factors that include unexpected weather problems, shortages in materials and supplies, and labor strikes;
         - geographic risks of entering new markets outside the Atlanta area,
         -        the Company's dependence upon the Atlanta market;
         -        possible environmental liability;
         - costs of compliance with the Americans with Disabilities Act and similar laws; and
         - financing risks, including risks of substantial indebtedness or not being able to obtain debt or equity financing to fund the Company's growth strategy.

         In addition, the market price of the Common Stock may from time to time incur wide fluctuations as a result of, among other things:

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not modify, limit or qualify the rights of the holders of Common Stock during the quarter ended June 30, 1998.

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

         During the three months ended June 30, 1998, the Company issued a total of 126,886 Shares in exchange for Units submitted for redemption by unitholders. The Company issued the Shares in redemption of Units in reliance upon the "intrastate" exemption from securities registration provided under Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated by the Securities and Exchange Commission regarding intrastate offerings. The Company believes that it has satisfied the conditions of Rule 147 for each of the issuances of Shares to unitholders. The Company has delivered a prospectus to all unitholders that is designed to satisfy the conditions of Rule 147. Unitholders who reside outside of the state of Georgia are offered and receive only cash instead of Shares. All of the Communities are located in the State of Georgia. The certificates evidencing the Shares issued in exchange for Units have a Rule 147 "legend" describing the applicable restrictions on transfer printed on them, and the Company has issued stop transfer instructions to its transfer agent with respect to such Shares. Further, the offerees were notified that the applicable restrictions on transfer and procedures will apply in connection with the issuance of new certificates for any of the Shares that are presented for transfer during the nine month period from the end of the offering during which transfer of the Shares is restricted to residents of the State of Georgia.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Roberts Realty Investors, Inc. was held on July 21, 1998, for the purpose of electing three members of the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                               VOTES                      VOTES
                                                FOR                      WITHHELD
                                             ---------                   --------
         Weldon R. Humphries                 3,237,616                    60,813
         Ben A. Spalding                     3,237,616                    60,813
         George W. Wray, Jr.                 3,245,419                    53,010


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

EXHIBIT
  NO.                                         DESCRIPTION
-------                                       -----------
10.4.5   Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated June 23,
         1998, in the original principal amount of $8,100,000.00 (Rosewood).

10.4.6   Deed to Secure Debt and Security Agreement executed by Roberts
         Properties Residential, L.P. in favor of The Prudential Insurance
         Company of America, dated June 23, 1998, and related collateral documents (Rosewood).

10.4.7   Limited Guaranty between Roberts Realty Investors, Inc. and The
         Prudential Insurance Company of America, dated June 23, 1998
         (Rosewood).

10.8.6 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek).

10.8.7   Deed to Secure Debt and Security Agreement executed by Roberts
         Properties Residential, L.P. in favor of Nationwide Life Insurance
         Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek).

10.8.8   Guaranty between Roberts Realty Investors, Inc. and Nationwide Life
         Insurance Company of America, dated June 1, 1998 (Bradford Creek).

27       Financial Data Schedule (for SEC use only).

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.

By:           /s/  Charles R. Elliott
       ---------------------------------------------------------------
       Charles R. Elliott, Chief Financial Officer
       (The Registrant's Principal Financial and Chief
       Accounting Officer, who is duly authorized to sign this report)




Date:  August 12, 1998

                                  EXHIBIT INDEX

EXHIBIT
   NO.                             DESCRIPTION
-------                            -----------
10.4.5   Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated June 23,
         1998, in the original principal amount of $8,100,000.00 (Rosewood).

10.4.6   Deed to Secure Debt and Security Agreement executed by Roberts
         Properties Residential, L.P. in favor of The Prudential Insurance
         Company of America, dated June 23, 1998, and related collateral documents (Rosewood).

10.4.7   Limited Guaranty between Roberts Realty Investors, Inc. and The
         Prudential Insurance Company of America, dated June 23, 1998
         (Rosewood).

10.8.6 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek).

10.8.7   Deed to Secure Debt and Security Agreement executed by Roberts
         Properties Residential, L.P. in favor of Nationwide Life Insurance
         Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek).

10.8.8   Guaranty between Roberts Realty Investors, Inc. and Nationwide Life
         Insurance Company of America, dated June 1, 1998 (Bradford Creek).

27       Financial Data Schedule (for SEC use only).