Form 10-Q
period 1998-09-30
ROBERTS REALTY INVESTORS INC
filed 1998-11-16
CIK 1011109

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______

                        (Commission File No. 001-13183)

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

         Indicate by check [X] whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                -----     -----


The number of outstanding shares of the registrant's Common Stock on October 30, 1998 was 4,741,797.

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          -----
PART I  FINANCIAL INFORMATION........................................................................        1

         ITEM 1.      FINANCIAL STATEMENTS...........................................................        1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................       11

         ITEM 3.      QUANTATITIVE AND QUALATATIVE DISCLOSURES
                      ABOUT MARKET RISK..............................................................       22


PART II  OTHER INFORMATION...........................................................................       24

         ITEM 1.      LEGAL PROCEEDINGS..............................................................       24

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS......................................       24

         ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS...............................................................       24

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................       25

                              -------------------

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------

                                                                                        SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                                      1998               1997
                                                                                         ---------          ---------
                                                                                        (UNAUDITED)
REAL ESTATE ASSETS - At cost:
     Land                                                                                $  19,646          $  20,151
     Buildings and improvements                                                             87,820             81,485
     Furniture, fixtures and equipment                                                       9,519             10,150
                                                                                         ---------          ---------
                                                                                           116,985            111,786
     Less accumulated depreciation                                                         (15,424)           (13,405)
                                                                                         ---------          ---------

         Operating real estate assets                                                      101,561             98,381

     Land held for future development                                                        6,065                  0
     Construction-in-progress and real estate under development                             10,913             11,320
                                                                                         ---------          ---------

         Net real estate assets                                                            118,539            109,701

CASH AND CASH EQUIVALENTS                                                                    5,271              7,117

RESTRICTED CASH AND CASH EQUIVALENTS                                                         2,244                468

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $208 and $221 at September 30, 1998 and December 31, 1997,  respectively                1,102                708

OTHER ASSETS - Net                                                                             281                356
                                                                                         ---------          ---------

                                                                                         $ 127,437          $ 118,350
                                                                                         =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                              $  80,180          $  67,951
     Accounts payable and accrued expenses                                                   1,231                959
     Dividends and distributions payable                                                     1,094              1,057
     Due to affiliates (including retainage payable of $0 and $226 at
         September 30, 1998 and December 31, 1997, respectively)                             1,124              2,411
     Security deposits and prepaid rents                                                       364                414
                                                                                         ---------          ---------

         Total liabilities                                                                  83,993             72,792
                                                                                         ---------          ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                               16,161             18,861
                                                                                         ---------          ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 4,738,174 and
         4,420,508 shares issued and outstanding at September 30, 1998 and                      47                 44
         December 31, 1997, respectively
     Additional paid-in-capital                                                             29,934             29,980
     Accumulated deficit                                                                    (2,603)            (3,327)
     Unamortized restricted stock compensation                                                 (95)                 0
                                                                                         ---------          ---------

         Total shareholders' equity                                                         27,283             26,697
                                                                                         ---------          ---------

                                                                                         $ 127,437          $ 118,350
                                                                                         =========          =========

The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED SEPTEMBER 30,

                                                                                  1998                 1997
                                                                                  -------------------------
                                                                           (UNAUDITED)           (UNAUDITED)

OPERATING REVENUES:
     Rental operations                                                     $     4,270          $     4,285
     Other operating income                                                        195                  195
                                                                           -----------          -----------

          Total operating revenues                                               4,465                4,480
                                                                           -----------          -----------

OPERATING EXPENSES:
     Personnel                                                                     520                  431
     Utilities                                                                     294                  315
     Repairs, maintenance and landscaping                                          288                  305
     Real estate taxes                                                             365                  360
     Marketing, insurance and other                                                183                  195
     General and administrative expenses                                           469                  490
     Depreciation of real estate assets                                          1,246                1,432
                                                                           -----------          -----------

          Total operating expenses                                               3,365                3,528
                                                                           -----------          -----------

INCOME FROM OPERATIONS                                                           1,100                  952
                                                                           -----------          -----------

OTHER INCOME (EXPENSE):
     Interest income                                                                55                  117
     Interest expense                                                           (1,224)              (1,212)
     Amortization of deferred financing costs                                      (36)                 (34)
     Loss on disposal of assets                                                    (28)                 (79)
     Other amortization expense                                                    (39)                 (10)
                                                                           -----------          -----------

          Total other income (expense)                                          (1,272)              (1,218)
                                                                           -----------          -----------

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS,  MINORITY
     INTEREST AND EXTRAORDINARY ITEMS                                             (172)                (266)

GAIN ON SALE OF REAL ESTATE ASSETS                                                 501                1,792
                                                                           -----------          -----------

INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEMS                            329                1,526

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                     (124)                (681)
                                                                           -----------          -----------

INCOME BEFORE EXTRAORDINARY ITEMS                                                  205                  845

EXTRAORDINARY ITEMS - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the Operating Partnership                (404)                (180)
                                                                           -----------          -----------

NET INCOME (LOSS)                                                          $      (199)         $       665
                                                                           ===========          ===========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary items                                     $      0.04          $      0.20

     Extraordinary items                                                         (0.08)               (0.04)
                                                                           -----------          -----------

     Net income (loss)                                                     $     (0.04)         $      0.16
                                                                           ===========          ===========

     Weighted average common shares - basic                                  4,711,325            4,186,331

     Weighted average common shares - diluted                                7,550,607            7,549,761



The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------

                                                                            NINE MONTHS ENDED SEPTEMBER 30,

                                                                                  1998                 1997
                                                                                  -------------------------
                                                                           (UNAUDITED)           (UNAUDITED)

OPERATING REVENUES:
     Rental operations                                                     $    12,007          $    12,651
     Other operating income                                                        505                  520
                                                                           -----------          -----------

          Total operating revenues                                              12,512               13,171
                                                                           -----------          -----------

OPERATING EXPENSES:
     Personnel                                                                   1,304                1,281
     Utilities                                                                     792                  872
     Repairs, maintenance and landscaping                                          824                  799
     Real estate taxes                                                           1,045                1,093
     Management fees to related party                                                0                  211
     Marketing, insurance and other                                                567                  605
     General and administrative expenses                                         1,280                1,149
     Depreciation of real estate assets                                          3,484                4,344
                                                                           -----------          -----------

          Total operating expenses                                               9,296               10,354
                                                                           -----------          -----------

INCOME FROM OPERATIONS                                                           3,216                2,817
                                                                           -----------          -----------

OTHER INCOME (EXPENSE):
     Acquisition of Roberts Properties Management, L.L.C                             0               (5,900)
     Interest income                                                               305                  263
     Interest expense                                                           (3,281)              (3,570)
     Amortization of deferred financing costs                                     (102)                 (90)
     Loss on disposal of assets                                                    (79)                (124)
     Other amortization expense                                                    (50)                 (26)
                                                                           -----------          -----------

          Total other income (expense)                                          (3,207)              (9,447)
                                                                           -----------          -----------

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSETS,  MINORITY
     INTEREST AND EXTRAORDINARY ITEMS                                                9               (6,630)

GAIN ON SALE OF REAL ESTATE ASSETS                                               2,045                1,792
                                                                           -----------          -----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEMS                   2,054               (4,838)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                     (831)               2,085
                                                                           -----------          -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                         1,223               (2,753)

EXTRAORDINARY ITEMS - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the Operating Partnership                (497)                (185)
                                                                           -----------          -----------

NET INCOME (LOSS)                                                          $       726          $    (2,938)
                                                                           ===========          ===========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

     Income (loss) before extraordinary items                              $      0.26          $     (0.66)

     Extraordinary items                                                         (0.10)               (0.04)
                                                                           -----------          -----------

     Net income (loss)                                                     $      0.16          $     (0.70)
                                                                           ===========          ===========

     Weighted average common shares - basic                                  4,603,281            4,186,330

     Weighted average common shares - diluted                                7,550,384            7,355,254



The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------

                                                                                              NINE MONTHS ENDED SEPTEMBER 30,

                                                                                                      1998         1997
                                                                                                    --------     --------
                                                                                                   (UNAUDITED)  (UNAUDITED)

OPERATING ACTIVITIES:
  Net income (loss)                                                                                 $    726     $ (2,938)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Minority interest of unitholders in the Operating Partnership                                     831       (2,085)
       Acquisition of Roberts Properties Management, L.L.C                                                 0        5,900
       Gain on sale of real estate assets                                                             (2,045)      (1,792)
       Loss on disposal of assets                                                                         79          124
       Depreciation and amortization                                                                   3,636        4,417
       Extraordinary items, net of minority interest of unitholders in the Operating Partnership         497          185
  Change in assets and liabilities:
       Increase in restricted cash and cash equivalents                                                  (62)        (135)
       (Increase) decrease in other assets                                                                75          (12)
       Increase in accounts payable and accrued expenses relating to operations                          153          788
       Increase (decrease) in due to affiliates relating to operations                                     3         (278)
       Decrease in security deposits and prepaid rent                                                    (50)         (42)
                                                                                                    --------     --------

            Net cash provided by operating activities                                                  3,843        4,132
                                                                                                    --------     --------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate assets                                                            11,509       10,083
  Acquisition and construction of real estate assets                                                 (23,076)      (8,248)
                                                                                                    --------     --------

            Net cash provided by (used in) investing activities                                      (11,567)       1,835
                                                                                                    --------     --------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable                                                                44,400       10,420
  Proceeds from mortgage notes payable held in escrow                                                 (1,713)           0
  Payoff of mortgage notes, including prepayment penalty                                             (32,250)      (4,899)
  Principal repayments on mortgage notes payable                                                        (581)        (643)
  Payment of loan costs                                                                                 (628)        (245)
  Proceeds from short term loan                                                                          350            0
  Payoff of short term loan                                                                             (350)           0
  Repurchase of Units                                                                                   (122)           0
  Payment of dividends and distributions                                                              (3,228)      (2,721)
                                                                                                    --------     --------

            Net cash provided by financing activities                                                  5,878        1,912
                                                                                                    --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (1,846)       7,879

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         7,117        3,162
                                                                                                    --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $  5,271     $ 11,041
                                                                                                    ========     ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                                            $  3,615     $  3,807



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

         The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and had a 62.8% and 58.6% ownership interest at September 30, 1998 and December 31, 1997, respectively. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

         At September 30, 1998, the Company owned nine completed multifamily apartment communities totaling 1,778 apartment homes and an additional 118 rental townhomes were under construction. On January 9, 1998, the Company sold a 232-unit apartment community located on St. Simons Island, Georgia. On July 17, 1998, the Company sold its two retail centers totaling 15,698 square feet located at the entrance to two of its multifamily apartment communities (see note 7).

         The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its taxable income, as defined in the Internal Revenue Code, to its shareholders and satisfies certain other requirements. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.


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

         The minority interests of the unitholders in the Operating Partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of the Company's Common Stock ("Shares") and partnership units ("Units") outstanding and will change as additional Shares and Units are issued. The minority interest of the unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of Units outstanding during the period, which was 39.0% and 43.1% for the nine months ended September 30, 1998 and 1997, respectively, and 37.6% and 44.6% for the three months ended September 30, 1998 and 1997, respectively. The minority interest of the unitholders in the Operating Partnership was $16,161,000 and $18,861,000 at September 30, 1998 and December 31, 1997, respectively.

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

         The Company's management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 1998. Certain prior period amounts have been reclassified to conform to the 1998 presentation. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


3.       NOTES PAYABLE

         LINE OF CREDIT. The Company obtained a $1,000,000 revolving unsecured line of credit (the "Line") in April 1998 to provide funds for short-term working capital purposes. The Line has a one year term and bears an interest rate of LIBOR + 150 basis points. At September 30, 1998, no amount was drawn on the Line.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following Communities at September 30, 1998 and December 31, 1997, as follows:

                                                                FIXED INTEREST         PRINCIPAL OUTSTANDING
                                                                  RATE AS OF
                                                 MATURITY          09/30/98            09/30/98            12/31/97
                                                 --------          --------            --------            --------

         Bentley Place                           08/15/06            7.10%          $ 4,012,000         $ 4,045,000
         Bradford Creek                          06/15/08            7.15             8,380,000                   0
         Crestmark  - phase I (old)              05/01/01            7.50                     0           9,652,000
         Crestmark - phase II (old)              05/01/01            7.65                     0           3,985,000
         Crestmark (new, both phases)            10/01/08            6.57            16,000,000                   0
         Highland Park                           02/15/03            7.30             7,963,000           8,030,000
         Ivey Brook                              02/15/07            7.14             6,317,000           6,367,000
         Plantation Trace (old)                  09/15/00            7.75                     0           7,775,000
         Plantation Trace (new)                  10/15/08            7.09            11,900,000                   0
         Preston Oaks                            10/15/02            7.21             8,445,000           8,519,000
         River Oaks                              11/15/03            7.15             9,077,000           9,151,000
         Rosewood Plantation (old)               06/01/01            7.38                     0           6,357,000
         Rosewood Plantation (new)               07/15/08            6.62             8,086,000                   0
         Windsong                                02/01/00            9.00%                    0           4,070,000
                                                                                    -----------         -----------

                                                                                    $80,180,000         $67,951,000
                                                                                    ===========         ===========

         The Company and certain non-owned affiliates of the Company have a $35,000,000 Advised Guidance Line (the "Guidance Line") with NationsBank N.A. (the "Bank") for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the Guidance Line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The Guidance Line is not a commitment to lend, and each loan under the Guidance Line will be made at the Bank's discretion in accordance with normal loan approval procedures. At September 30, 1998, there was no balance outstanding under the Guidance Line.

         On December 19, 1997, the Company received a commitment for a $8,400,000 loan secured by the Bradford Creek Community. The terms of the commitment included a 10-year term with a fixed interest rate of 7.15% payable in monthly installments of $56,734 based on a 30-year amortization schedule. The loan was closed on June 1, 1998. A loan origination fee of $63,000 was paid to L.J. Melody and Company, a commercial mortgage banking firm of which a director of the Company is Executive Vice President. The lender escrowed $1,200,000 of the proceeds pending achievement of certain operating targets, which is estimated to occur in the fourth quarter of 1998.

         On February 12, 1998, the Company received a commitment for a $11,900,000 loan secured by the Plantation Trace Community. The loan commitment included a 10-year term with a fixed interest rate of 7.09% payable in monthly installments of $79,892 based on a 30-year amortization schedule. The loan was closed on September 29, 1998, and the existing mortgage note was repaid. The lender escrowed $150,000 of the proceeds pending completion of construction of the 50-unit second phase of Plantation Trace, which is estimated to occur in the fourth quarter of 1998.

         On May 21, 1998, the Company received a commitment for a $8,100,000 loan secured by the Rosewood Plantation Community. The loan commitment included a 10-year term with a fixed interest rate of 6.62% payable in monthly installments of $51,838 based on a 30-year amortization schedule. The loan was closed on June 23, 1998, and the existing mortgage note was repaid.

         On July 21, 1998, the Company received a commitment for a $16,000,000 loan secured by the Crestmark Community. The loan commitment included a 10-year term with a fixed interest rate of 6.57% payable in monthly installments of $101,869 based on a 30-year amortization schedule. The loan was closed on September 30, 1998, and the existing two mortgage notes were repaid. The lender escrowed $363,000 of the proceeds for 30 days in accordance with Freddie Mac's normal loan disbursement procedures.

         Interest capitalized was $111,000 and $87,000 for the three months ended September 30, 1998 and 1997, respectively, and $454,000 and $237,000 for the nine months ended September 30, 1998 and 1997, respectively.

         Real estate assets having a combined depreciated cost of approximately $106,478,000 serve as collateral for the outstanding debt at September 30, 1998.


4.       EXTRAORDINARY ITEMS

         The 1998 extraordinary items are comprised of (1) the write-off of unamortized debt premium associated with the January 9, 1998 repayment of the mortgage note secured by the Windsong Community upon sale of the property, (2) the write-off of unamortized loan costs and prepayment fee to the lender for the refinancing of the mortgage note secured by the Rosewood Plantation Community on June 23, 1998, and (3) the write-off of unamortized loan costs and prepayment fee to the lender for the refinancing of the mortgage notes secured by the Crestmark Community on September 30, 1998. For the three and nine month periods ended September 30, 1998, the extraordinary items are net of $242,000 and $295,000, respectively, which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of Units outstanding during the periods presented.

         The 1997 extraordinary item resulted from the write-off of unamortized deferred financing costs and debt repayment associated with the August 26, 1997 repayment of the mortgage note secured by the Autumn Ridge Community upon sale of the property. The extraordinary item is net of $140,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding during the nine months ended September 30, 1997.


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

         The Company enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Properties Construction, Inc., a non-owned affiliate, and other general contractors. Roberts Properties Construction, Inc. is currently constructing the 50-unit second phase of Plantation Trace pursuant to a cost plus 10% contract and the first phase of Abbotts Bridge, whose contract is currently being negotiated. Roberts Properties Construction, Inc. also served as construction administrator and was paid $65,000 for its services in connection with the construction of the second phase of Preston Oaks. At September 30, 1998, the remaining commitments totaled $1,025,000 as summarized in the following table:

                                                    TOTAL                                           REMAINING
                                                  CONTRACT                 AMOUNT                   CONTRACTUAL
                                                   AMOUNT                 INCURRED                  COMMITMENT
                                                   ------                 --------                  ----------

         Plantation Trace - phase II           $    4,726,000          $    3,809,000             $    817,000
         Preston Oaks - phase II                    1,300,000               1,092,000                  208,000
                                               --------------          --------------             ------------

         Total                                 $    6,026,000          $    4,901,000             $  1,025,000
                                               ==============          ==============             ============

         Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.


6.       SHAREHOLDERS' EQUITY

         EXCHANGES OF UNITS FOR SHARES. During the three and nine month periods ended September 30, 1998, a total of 44,521 and 305,311 Units, respectively, were exchanged for the same number of Shares. Each conversion was reflected in the accompanying consolidated financial statements at book value. No Units were exchanged during the three months ended September 30, 1997.

         REDEMPTIONS OF UNITS FOR CASH. During the three and nine month periods ended September 30, 1998, a total of 8,286 and 14,341 Units, respectively, were redeemed for cash of $70,000 and $122,000, respectively. No Units were redeemed for cash in 1997.

         RESTRICTED STOCK AWARDS. During the three and nine month periods ended September 30, 1998, the Company granted 1,765 and 12,355 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $15,000 and $105,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. This restricted stock vests 100% at the end of a three-year vesting period and is being amortized to compensation expense ratably over the vesting period.

         DIVIDENDS. On September 15, 1998, the Company's Board of Directors declared a quarterly distribution in the amount of $0.145 per common Share and Unit payable on October 15, 1998 to shareholders and unitholders of record on September 30, 1998. The second quarter 1997 dividend was $0.13 and was paid to shareholders and unitholders of record as of September 30, 1997.

         EARNINGS PER SHARE. The Company adopted the provisions of SFAS No. 128 in the year ended December 31, 1997. Reconciliations of income available to common shareholders and weighted average Shares and Units used in the Company's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    ------------------               -----------------

                                                                   9/30/98        9/30/97          9/30/98        9/30/97
                                                                   -------        -------          -------        -------

         Income (loss) before extraordinary item                $      205     $      845       $    1,223    $    (2,753)
         Minority interest in income (loss) before
                extraordinary item of the
                   Operating Partnership                               124            681              831         (2,085)
                                                                ----------     ----------       ----------    -----------

         Income (loss) before extraordinary item - diluted      $      329     $     1526       $    2,054    $    (4,838)
                                                                ==========     ==========       ==========    ===========


         Net income (loss) - basic                              $     (199)    $      665       $      726    $    (2,938)
         Minority interest in net income (loss) of the
                Operating Partnership                                 (117)           536              536         (2,225)
                                                                ----------     ----------       ----------    -----------

         Net income (loss) - diluted                            $     (316)    $    1,201       $    1,262    $    (5,163)
                                                                ==========     ==========       ==========    ===========


         Weighted average Shares - basic                         4,711,325      4,186,331        4,603,281      4,186,330
         Dilutive securities - weighted average Units            2,839,282      3,363,430        2,947,103      3,168,924
                                                                ----------     ----------       ----------    -----------

         Weighted average Shares - diluted                       7,550,607      7,549,761        7,550,384      7,355,254
                                                                ==========     ==========       ==========    ===========


         The adoption of SFAS No. 128 had no impact on 1997 earnings per share data.

7.        ACQUISITIONS AND DISPOSITIONS

         On January 9, 1998, the Company completed the sale of the Windsong Community for $9,750,000 in cash resulting in a gain of $1,544,000 on the sale of real estate assets and an extraordinary gain of $110,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. The Company reinvested the net sales proceeds in a replacement property in connection with a Section 1031 tax-deferred exchange. The purchaser is unaffiliated with the Company and the transaction was negotiated at arms-length. The net book value of the property at December 31, 1997 was approximately $7,749,000.

         On June 22, 1998, the Company purchased approximately 23.8 acres of undeveloped land in the Ballantyne area of Charlotte, North Carolina for $3,546,000 from a local Charlotte investment group. The Company intends to construct a 332-unit multifamily apartment community on the property. As part of the closing costs, the Operating Partnership paid Roberts Properties, Inc., an affiliate owned by Mr. Charles S. Roberts, the President and Chairman of the Board, an acquisition fee of $166,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,660,000, or $5,000 per unit, for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties.

         On June 24, 1998, the Company purchased approximately 49.1 acres of undeveloped land located in north Fulton County, Georgia for $5,294,000 from Roberts Properties. The Company intends to construct a 405-unit multifamily apartment community on the property. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $250,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $2,025,000, or $5,000 per unit, for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

         On June 25, 1998, the Company purchased approximately 35.3 acres of undeveloped land located in Gwinnett County, Georgia for $2,516,000 from Roberts Properties Old Norcross, Ltd. ("Old Norcross, Ltd."). (Mr. Roberts, who is the general partner of Old Norcross, Ltd., received none of the sale proceeds as general partner or otherwise.) The Company intends to construct a 249-unit multifamily apartment community on the property. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $119,250 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,245,000, or $5,000 per unit, for designing, developing, and overseeing construction for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

         On July 17, 1998, the Company completed the sale of its two retail centers for $2,400,000 in cash resulting in a gain of $501,000. Net sales proceeds were $2,196,000, after deducting for closing costs and prorations of $204,000. The purchaser is unaffiliated with the Company and the transaction was negotiated at arms-length. The net book value of the property was $1,715,000 at June 30, 1998. Roberts Properties, Inc., a non-owned affiliate, was paid $93,000 for consulting fees in connection with the sale.

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

OVERVIEW

         The Company owns multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At September 30, 1998, the Company owned nine multifamily apartment communities consisting of 1,778 apartment homes. As part of its business plan and growth strategy, the Company sold its 207-unit Autumn Ridge community in August 1997 and its 232-unit Windsong community in January 1998. The Company's decision to sell these two communities was based on their age and locations in markets that are not included in the Company's long-term growth strategy. In July 1998, the Company sold its two small retail centers, which was based on the Company's decision to exit all businesses not related to the long-term ownership of high quality apartment homes. In June 1998, the Company used the equity from its property sales to purchase three separate parcels of land for $11.3 million on which it intends to develop and build three new multifamily communities totaling 986 apartment homes. This development pipeline will increase the size of the Company's portfolio 55% from 1,778 to 2,764 apartment homes. One of the three new communities under development is located in Charlotte and is the first step in the Company's diversification strategy. The other two communities are located in north Atlanta. Of the Company's 986 new apartment homes to be built, 118 are rental townhomes that are under construction, and the remaining 868 apartment homes are expected to be under construction beginning in the first quarter of 1999.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997. For the three months ended September 30, 1998, the Company recorded income before extraordinary items of $205,000 or $0.04 per share, compared to income before extraordinary items of $845,000 or $0.20 per share for the three months ended September 30, 1997. The change in operating results is due to the following:

         1)       The sales of Autumn Ridge, Windsong, and two retail centers;

         2) The completion of the initial lease-up phases at Ivey Brook, Bradford Creek, and the second phases of Crestmark, Preston Oaks, and Plantation Trace (the "Lease-Up Communities") beginning August 1, 1997; and

         3) An increase in average stabilized occupancy from 94.3% to 97.0%.

The Company's operating performance for all Communities is summarized in the following table:


                                                PERCENTAGE
                                                CHANGE FROM       THREE MONTHS ENDED SEPTEMBER 30,
                                               1997 TO 1998       --------------------------------
                                               ------------             1998            1997
                                                                        ----            ----
       Total operating revenues                     (0.3%)          $ 4,465,000       $ 4,480,000
       Property operating expenses (1)               2.7%           $ 1,650,000       $ 1,606,000
       Net operating income (2)                     (2.1%)          $ 2,815,000       $ 2,874,000
       General and administrative expenses          (4.3%)          $   469,000       $   490,000
       Depreciation of real estate assets          (13.0%)          $ 1,246,000       $ 1,432,000
       Average stabilized occupancy (3)              2.7%                 97.0%             94.3%
       Operating expense ratio (4)                   1.2%                 37.0%             35.8%

---------------------------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2) Net operating income is equal to total operating revenues minus property operating expenses.

(3) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following: (1) Ivey Brook beginning August 1, 1997, the second phase of Crestmark beginning September 1, 1997, the second phase of Preston Oaks beginning August 1, 1998, and Bradford Creek beginning September 1, 1998, which are the dates each Community achieved stabilized occupancy; (2) Autumn Ridge only through August 26, 1997, which is the date the property was sold; and (3) Windsong only through January 9, 1998, which is the date the property was sold.

(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         The Company's same-property operating performance was highlighted by an 8.2% increase in operating revenues, a 4.4% increase in net operating income and a 4.6% increase in average occupancy to 97.6%. The Company's property management team focused on implementing rent increases, achieving high occupancy levels, and providing quality customer service to residents, which contributed to the Company's lease renewal rate of 65.4% during the third quarter of 1998. Same-property operating results for the seven Communities that were fully stabilized during both the three-month periods ended September 30, 1998 and 1997 (Bentley Place, Highland Park, River Oaks, Rosewood Plantation, and the first phases of Crestmark, Plantation Trace, and Preston Oaks) are summarized in the following table:


                                                         PERCENTAGE
                                                         CHANGE FROM        THREE MONTHS ENDED SEPTEMBER 30,
                                                        1997 TO 1998        --------------------------------
                                                        ------------              1998             1997
                                                                                  ----             ----
       Rental income                                         8.4%            $ 3,255,000       $ 3,002,000
       Total operating revenues                              8.2%            $ 3,387,000       $ 3,130,000
       Property operating expenses (1)                      15.0%            $ 1,288,000       $ 1,120,000
       Net operating income (2)                              4.4%            $ 2,099,000       $ 2,010,000
       Average stabilized occupancy (3)                      4.6%                   97.6%             93.0%
       Operating expense ratio (4)                           2.2%                   38.0%             35.8%
       Average monthly rent per apartment home               2.3%            $       882       $       862
       Lease renewal percentage (5)                          8.0%                   65.4%             57.4%

-----------------------------------
(footnotes begin on following page)

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

(5) Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

         The following discussion compares the Company's statements of operations for the three-month periods ended September 30, 1998 and 1997.

         Property operating revenue decreased $15,000 or 0.3% from $4,480,000 for the three months ended September 30, 1997 to $4,465,000 for the three months ended September 30, 1998. The decrease in operating revenue is due to the following:

         1) A decrease in revenue of approximately $760,000 due to the sales of Autumn Ridge, Windsong, and two retail centers; offset by

         2) A $257,000 increase in same-property revenue, which is due to an increase in occupancy from 93.0% to 97.6% along with a 2.3% increase in the average monthly rent per apartment home from $862 to $882 per month; and

         3)       A $488,000 increase in revenue from the Lease-Up Communities.

         Since the sale of Windsong in January 1998, operating revenues have steadily increased each quarter from $3,920,000 for the three months ended March 31, 1998 to $4,465,000 for the three months ended September 30, 1998. This is equal to an increase of $545,000 or 13.9% during the last six months. The Company expects continued growth in operating revenues for the three months ended December 31, 1998 based on the following:

         1) Higher rental income from existing communities as leases are brought to current market rent upon renewal; and

         2) A full quarter of operating revenue from Bradford Creek and the second phases of Preston Oaks and Plantation Trace, all three of which were completing their lease-up during the third quarter.

         The Company is implementing a program to bill residents for their individual water consumption. The Company expects to complete the installation of water-metering equipment in each of its 1,778 existing apartment homes by December 31, 1998. Currently, six of its nine communities are metered for water consumption. Billing residents for their water usage is expected to increase the Company's operating revenues by approximately $425,000 per year. Based on a total estimated cost of $350,000 to install the equipment, the payback period will be less than one year. All new apartment communities to be developed by the Company are expected to have water-metering equipment installed in each apartment home during construction.

         Property operating expenses (excluding depreciation, and general and administrative expenses) increased $44,000 or 2.7% from $1,606,000 for the three months ended September 30, 1997 to $1,650,000 for the three months ended September 30, 1998. The increase in operating expenses is due to the following:

         1)       A $186,000 increase in expenses from the Lease-Up Communities;
                  and

         2) A $168,000 increase in same-property expenses due to higher personnel, maintenance and landscaping costs. Personnel costs represent $111,000 of the $168,000 increase in expenses and are due to the hiring of additional staff for the Company's property management team; offset by

         3) A decrease of $310,000 in expenses due to the sales of Autumn Ridge, Windsong, and two retail centers.

         General and administrative expenses decreased $21,000 or 4.3% from $490,000 for the three months ended September 30, 1997 to $469,000 for the three months ended September 30, 1998 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The decrease is due primarily to reductions in legal fees ($30,000), and the initial fee paid to the American Stock Exchange in connection with listing the Company's common stock in December 1997 ($32,000), offset by increased marketing and printing costs ($36,000) and personnel and associated costs ($10,000). General and administrative expenses as a percentage of operating revenues decreased from 10.9% for the three months ended September 30, 1997 to 10.5% for the three months ended September 30, 1998. The Company expects that as it continues to grow, such expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense decreased $186,000 or 13.0% from $1,432,000 for the three months ended September 30, 1997 to $1,246,000 for the three months ended September 30, 1998. The decrease is due primarily to the sales of Autumn Ridge and Windsong offset by depreciation expense from the Lease-Up Communities. Depreciation expense is recorded as apartment homes are completed and available for occupancy.

         Interest expense increased $12,000 or 1.0% from $1,212,000 for the three months ended September 30, 1997 to $1,224,000 for the three months ended September 30, 1998. The increase is due primarily to the financing of Bradford Creek in June 1998 and the refinancing of the mortgage loan secured by Rosewood Plantation in June 1998 for a higher loan amount, offset by the mortgage notes that were repaid due to the sales of Autumn Ridge and Windsong.

          Gain on the sale of real estate decreased $1,291,000 or 72% from $1,792,000 for the three months ended September 30, 1997 to $501,000 for the three months ended September 30, 1998. The 1998 gain of $1,792,000 is due to the sale of Autumn Ridge, and the 1998 gain of $501,000 is due to the sale of two retail centers.

         Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997. For the nine months ended September 30, 1998, the Company recorded income before extraordinary items of $1,223,000 or $0.26 per share, compared to a loss before extraordinary items of $2,753,000 or $0.66 per share for the nine months ended September 30, 1997. The change in operating results is due primarily to the following:

         1) The April 1, 1997 acquisition of Roberts Properties Management, LLC ("Roberts Management"), an affiliate owned by Mr. Charles S. Roberts, the President and Chairman of the Board, offset by

         2)       The sales of Autumn Ridge, Windsong, and two retail centers;
                  and

         3) The completion of the initial lease-up phase at the Lease-Up Communities.


The Company's operating performance for all Communities is summarized in the following table:




                                                         PERCENTAGE         NINE MONTHS ENDED SEPTEMBER 30,
                                                         CHANGE FROM       ---------------------------------
                                                        1997 TO 1998             1998               1997
                                                        ------------             ----               ----
       Total operating revenues                              (5.0%)         $ 12,512,000       $ 13,171,000
       Property operating expenses (1)                       (2.5%)         $  4,532,000       $  4,650,000
       Management fees paid to related party (2)           (100.0%)         $          0       $    211,000
       General and administrative expenses                   11.4%          $  1,280,000       $  1,149,000
       Net operating income (3)                              (6.3%)         $  7,980,000       $  8,521,000
       Depreciation of real estate assets                   (19.8%)         $  3,484,000       $  4,344,000
       Average stabilized occupancy (4)                       0.2%                  95.4%              95.2%
       Operating expense ratio (5)                            0.9%                  36.2%              35.3%

----------------------------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2) Because the Company acquired Roberts Management on April 1, 1997, the Company paid no management fees to a related party subsequent to April 1, 1997; however, the Company incurred additional general and administrative expenses as a result of managing its properties internally.

(3) Net operating income is equal to total operating revenues minus property operating expenses.

(4) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following: (1) Ivey Brook beginning August 1, 1997, the second phase of Crestmark beginning September 1, 1997, the second phase of Preston Oaks beginning August 1, 1998, and Bradford Creek beginning September 1, 1998, which are the dates each Community achieved stabilized occupancy; (2) Autumn Ridge only through August 26, 1997, which is the date the property was sold, and (3) Windsong only through January 9, 1998, which is the date the property was sold.

(5) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         The Company's same-property operating performance was highlighted by a 4.0% increase in operating revenues and a 1.9% increase in average occupancy to 97.6%. Same-property results for the seven Communities that were fully stabilized during both the nine month periods ended September 30, 1998 and 1997 (Bentley Place, Highland Park, River Oaks, Rosewood Plantation, and the first phases of Crestmark, Plantation Trace, and Preston Oaks) are summarized in the following table:


                                                         PERCENTAGE          NINE MONTHS ENDED SEPTEMBER 30,
                                                         CHANGE FROM         -------------------------------
                                                        1997 TO 1998             1998              1997
                                                        ------------             ----              ----
       Rental income                                         4.4%            $ 9,531,000       $ 9,130,000
       Total operating revenues                              4.0%            $ 9,849,000       $ 9,470,000
       Property operating expenses (1)                      12.2%            $ 3,597,000       $ 3,206,000
       Management fees paid to related party (2)          (100.0%)           $         0       $   160,000
       Net operating income (3)                             (0.2%)           $ 6,252,000       $ 6,264,000
       Average stabilized occupancy (4)                      1.9%                   97.6%             95.7%
       Operating expense ratio (5)                           2.6%                   36.5%             33.9%
       Average monthly rent per apartment home               2.0%            $       869       $       852
       Lease Renewal Percentage (6)                          6.4%                   64.8%             58.4%

--------------------------------------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2) Because the Company acquired Roberts Management on April 1, 1997, the Company paid no management fees to a related party subsequent to April 1, 1997; however, the Company incurred additional general and administrative expenses as a result of managing its properties internally.

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

(6) Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

         The following discussion compares the Company's statements of operations for the nine-month periods ended September 30, 1998 and 1997.

         Property operating revenue decreased $659,000 or 5.0% from $13,171,000 for the nine months ended September 30, 1997 to $12,512,000 for the nine months ended September 30, 1998. The decrease in operating revenue is due to the following:

         1) A decrease in revenue of approximately $2,381,000 due to the sales of Autumn Ridge, Windsong and two retail centers, offset by

         2) A $379,000 increase in same-property revenue, which is due to an increase in occupancy from 95.7% to 97.6% along with a 2.0% increase in the average monthly rent per apartment home from $852 to $869 per month; and

         3)       A $1,343,000 increase in revenue from the Lease-Up
                  Communities.

         Property operating expenses (excluding depreciation, general and administrative expenses and management fees) decreased $118,000 or 2.5% from $4,650,000 for the nine months ended September 30, 1997 to $4,532,000 for the nine months ended September 30, 1998. The decrease is due to the following:

         1) A decrease of $913,000 in expenses due to the sales of Autumn Ridge, Windsong and two retail centers; offset by

         2)       A $404,000 increase in expenses from the Lease-Up communities;
                  and

         3) A $391,000 increase in same-property expenses due to higher personnel and maintenance costs.

         General and administrative expenses increased $131,000 or 11.4% from $1,149,000 for the nine months ended September 30, 1997 to $1,280,000 for the nine months ended September 30, 1998 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to increased personnel ($132,000), marketing ($38,000), and recruiting costs ($16,000) due to the acquisition of Roberts Management, offset by a reduction in legal fees ($40,000), and the initial fee paid to list the Company's common stock on the American Stock Exchange ($32,000). General and administrative expenses as a percentage of operating revenues increased from 8.7% for the nine months ended September 30, 1997 to 10.2% for the nine months ended September 30, 1998. The Company expects that as it continues to grow, such expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense decreased $860,000 or 19.8% from $4,344,000 for the nine months ended September 30, 1997 to $3,484,000 for the nine months ended September 30, 1998. The decrease is due primarily to the sales of Autumn Ridge and Windsong, offset by depreciation from the Lease-Up Communities.

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

         Interest expense decreased $289,000 or 8.1% from $3,570,000 for the nine months ended September 30, 1997 to $3,281,000 for the nine months ended September 30, 1998. The decrease is due primarily to the mortgage notes that were repaid due to the sales of Autumn Ridge and Windsong, offset by (1) the financing of Ivey Brook, the second phase of Crestmark, and Bradford Creek in January 1997, July 1997, and June 1998, respectively, and (2) the refinancing of the mortgage loan secured by the Rosewood Plantation Community in June 1998 for a higher loan amount.

         On January 9, 1998, the Company completed the sale of the Windsong Community for $9,750,000 in cash resulting in a gain of $1,544,000 on the sale of real estate assets and an extraordinary gain of $110,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000, closing costs of $458,000, and prorations of $139,000. The net cash proceeds from the sale of Windsong were reinvested in undeveloped land in June 1998 as part of a Section 1031 tax-deferred exchange.

         On July 17, 1998, the Company completed the sale of two retail centers for $2,400,000 in cash resulting in a gain of $501,000. Net sales proceeds were $2,182,000, after deducting for closing costs of $183,000 and prorations of $35,000.

LIQUIDITY AND CAPITAL RESOURCES

         Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997. Cash and cash equivalents decreased $1,846,000 during the nine months ended September 30, 1998 compared to an increase of $7,879,000 during the nine months ended September 30, 1997. The decrease is due to an increase in cash provided by financing activities offset by a decrease in cash provided by operating activities and an increase in cash used in investing activities.

         A primary source of liquidity to the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities decreased $289,000 from $4,132,000 during the nine months ended September 30, 1997 to $3,843,000 during the nine months ended September 30, 1998. The decrease in cash flow from operations is due primarily to the sales of Autumn Ridge and Windsong, offset by additional cash flow from the Lease-Up Communities. The effects of revenue and expense accruals are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities increased $13,402,000 from net cash provided of $1,835,000 during the nine months ended September 30, 1997 compared to net cash used of $11,567,000 during the nine months ended September 30, 1998. This increase is due primarily to the following:

         (1) The purchase of three separate parcels of land for $11,355,000, on which the Company intends to build three new communities totaling 986 apartment homes,

         (2) Construction costs at Bradford Creek, and the second phases of Preston Oaks and Plantation Trace of $11,721,000 in 1998 compared to construction costs at Ivey Brook, the second phase of Crestmark, and the start of construction at Bradford Creek totaling $8,248,000 in 1997, offset by

         (3) Proceeds from the sales of Windsong and two retail centers totaled $11,509,000 compared to $10,083,000 in sales proceeds from the sale of Autumn Ridge.

         The Company made no acquisitions of existing apartment communities during these periods.

         Net cash provided by financing activities increased $3,966,000 from $1,912,000 during the nine months ended September 30, 1997 to $5,878,000 during the nine months ended September 30, 1998. This increase is due primarily to the following:

         (1) the payoff of a $3,959,000 mortgage note due to the sale of Windsong in January 1998;

         (2) the closing of an $8,400,000 loan in June 1998 with Nationwide Insurance at a fixed interest rate of 7.15% per annum and a term of ten years; based on projected first year stabilized net operating income, the Company expects to earn a 13% leveraged return on its investment in Bradford Creek; the financing resulted in net cash proceeds of $7,082,000 to the Company in addition to $1,200,000 escrowed by the lender until specific debt coverage ratios are achieved, which is expected to occur in the fourth quarter of 1998;

         (3) the refinancing of an existing $6,317,000 loan on Rosewood Plantation in June 1998 for $8,100,000 with Prudential Insurance at a fixed interest rate of 6.62% per annum and a term of ten years; the refinancing reduced the interest rate from 7.37% per annum on the old loan to 6.62% per annum on the new loan; the loan amount was increased resulting in net cash proceeds of $1,475,000 to the Company;

         (4) the refinancing of an existing $7,686,000 loan on Plantation Trace in September 1998 for $11,900,000 with Prudential Insurance at a fixed interest rate of 7.09% per annum and a term of ten years; the refinancing reduced the interest rate from 7.75% per annum to 7.09% per annum; the loan amount was increased from $7,686,000 to $11,900,000 due to the construction of a 50-unit second phase at Plantation Trace; the refinancing resulted in net cash proceeds of $3,902,000 to the Company in addition to $150,000 escrowed by lender until completion of construction, which is expected to occur in the fourth quarter of 1998;

         (5) the refinancing of two existing loans totaling $13,520,000 on Crestmark in September 1998 with Freddie Mac; the new loan amount is $16,000,000 at a fixed interest rate of 6.57% per annum and a term of ten years; the refinancing reduced the interest rate from 7.54% per annum on the two old loans to 6.57% per annum on the new loan; the refinancing resulted in net cash proceeds of $1,680,000 to the Company; and

         (6) an increase of $507,000 in quarterly distributions paid, from $2,721,000 for the nine months ended September 30, 1997 to $3,228,000 for the nine months ended September 30, 1998, offset by
         (7) the permanent financing of Ivey Brook in January 1997 that resulted in net cash of $6,270,000 to the Company;

         (8) the permanent financing of the second phase of Crestmark in July 1997 that resulted in net cash of $3,905,000 to the Company; and

         (9) the repayment of a $4,899,000 mortgage loan in August 1997 due to the sale of Autumn Ridge.

         The following facts highlight the Company's existing debt structure:

                  - Each of the Company's nine Communities is financed with fixed-rate debt;
                  - The average interest rate for all nine Communities is 6.99% per annum;
                  -  No debt is scheduled to mature prior to October 2002;
                  -  The average term to maturity is eight years; and
                  - Debt principal will amortize at a rate of approximately $880,000 per year.

         The following table summarizes the debt for each of the Company's nine
Communities:


                           Fixed Interest                          Principal
                             Rate as of                           Outstanding
                              9/30/98            Maturity          09/30/98
                           --------------        --------         -----------
Bentley Place                  7.10%             08/15/06         $ 4,012,000
Bradford Creek                 7.15%             06/15/08           8,380,000
Crestmark                      6.57%             10/01/08          16,000,000
Highland Park                  7.30%             02/15/03           7,963,000
Ivey Brook                     7.14%             02/15/07           6,317,000
Plantation Trace               7.09%             10/15/08          11,900,000
Preston Oaks                   7.21%             10/15/02           8,445,000
River Oaks                     7.15%             11/15/03           9,077,000
Rosewood Plantation            6.62%             07/15/08           8,086,000
                                                                  -----------
                                                                  $80,180,000
                                                                  ===========

         Each of the Company's existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2008 as summarized below:

                  2002                       $ 8,025,000
                  2003                        16,057,000
                  2006                         3,554,000
                  2007                         5,570,000
                  2008                        38,233,000
                                             -----------
                  Total                      $71,439,000
                                             ===========

Because the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and that the Company will not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance such debt through (a) debt financing collateralized by mortgages on individual Communities or groups of Communities or uncollateralized private or public debt offerings, and/or (b) equity offerings.

         During the quarter ended September 30, 1998, the Company started construction on the first phase of Abbotts Bridge, located in north Atlanta. Abbotts Bridge will consist of 118 rental townhomes with occupancies expected to begin in the second quarter of 1999. The Company is funding this first phase with the proceeds from recent mortgage loan financings and operating cash. The Company expects to begin construction on an additional 868 apartment homes during the first quarter of 1999, which will include a 287-unit second phase of Abbotts Bridge, a 332-unit community in Charlotte and a 249-unit community also located in north Atlanta. The Company paid cash for the land for these three new communities, and it expects to fund the cost of construction with construction loans and cash flow from operations.

         The Company anticipates that each Community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. The Company expects to meet its other short-term liquidity requirements, including redemptions of Units from out-of-state unitholders, generally through its net cash provided by operations, which it believes will be adequate to meet its operating requirements in both the short-term and in the long-term (greater than 12 months). Improvements and renovations at existing Communities are also expected to be funded from property operations. The Company expects to meet its long-term liquidity requirements, including future developments and debt maturities, through the issuance of additional equity securities and the proceeds from construction loans and future mortgage financings.

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

         Management believes that these sources of debt financing, equity capital, operating cash flow and working capital of the Company will provide the liquidity and adequate capital resources to begin and complete its planned development and construction activities. The Company expects liquidity and capital resources for additional development activities to be provided by a combination of secured long-term borrowing and issuance of equity securities.

STOCK REPURCHASE PLAN

         On September 3, 1998, the Company issued a press release announcing that its board of directors had authorized the repurchase of up to 300,000 shares of the Company's outstanding common stock. The Company intends to repurchase its shares from time to time by means of open market purchases depending on availability, its cash position and price per share. No shares were purchased during the quarter ended September 30, 1998; however, the Company did repurchase 3,000 shares in October 1998.

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


                                        THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------                -------------------------------
                                                  1998                1997                  1998                 1997
                                                  ----                ----                  ----                 ----
Net income (loss)                             $    (199)          $     665              $    726            $ (2,938)
Minority interest of Unitholders                    124                 681                   831              (2,085)
Extraordinary item                                  404                 180                   497                 185
Expense of acquiring management company               0                   0                     0               5,900
Amortization (real estate related)                   39                  10                    50                  26
Loss on disposal of assets                           28                  79                    79                 124
Gain on sale of real estate asset                  (501)             (1,792)               (2,045)             (1,792)
Depreciation expense                              1,246               1,432                 3,484               4,344
                                              ---------           ---------              --------            --------

Funds From Operations                         $   1,141           $   1,255              $  3,622            $  3,764
                                              =========           =========              ========            ========

Weighted average Shares and Units
         outstanding during the period        7,550,607           7,549,761             7,550,384           7,355,254

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective beginning with the quarter and year ended December 31, 1997, the Company computes earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." As prescribed by SFAS No. 128, all prior period earnings per share data have been restated to conform with the provisions of SFAS No. 128. Under SFAS No. 128, basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed to reflect the potential dilution of all instruments or securities which are convertible into shares of common stock. Previously reported earnings per share under prior accounting standards were equal to basic and diluted earnings per share under SFAS No. 128.

INFLATION

         Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable the Company to seek increases in rents after the expiration of each lease. The short-term nature of these leases serves to reduce the risk to the Company of the adverse effects of inflation.

YEAR 2000 COMPUTER ISSUES

         The "year 2000 problem" is a general term used to identify those computer programs or applications that are programmed to use a two-digit field, instead of a four-digit field, for the year component of a date. Those programs or applications which are programmed in this manner may recognize the year 2000 as the year 1900, thereby causing potential system failures or miscalculations, which could result in disruptions of normal business operations. The Company has evaluated its state of readiness, the costs involved to become compliant, the risks involved, and its contingency plans. The Company's primary uses of software systems are its corporate accounting and property management software.

         The Company has completed an initial assessment of its core computer information systems and is now undertaking the necessary steps to make its systems Year 2000 compliant. The Company's property management software is Year 2000 compliant, and it expects to upgrade its accounting software in the second quarter of 1999 to make it Year 2000 compliant. The cost to upgrade its accounting software is not expected to be material. The

Company is currently evaluating and assessing those computer systems that do not relate to information systems, such as telecommunications, HVAC, and fire and safety systems, which typically include embedded technology such as microcontrollers that may be harder to test, and may require repairs or complete replacement. The Company expects to complete this assessment during the second quarter of 1999.

         The Company has contacted all significant vendors, including banks, mortgage loan service companies, and its third party payroll vendor to verify that those vendors are also addressing the problem. The Company has developed contingency plans where necessary. There are certain Year 2000 issues that are beyond the Company's control, such as the failure of a utility company to provide power to residents, that may adversely affect the Company's operations. At this time, no estimates can be made as to any potential adverse impact that may result from the failure of any of the Company's vendors to become Year 2000 compliant, although the Company continues to believe that there will be no direct material effect on its operating performance or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company's strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in its existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting the Company's financial condition and results of operations, and the Company's anticipated capital needs and expenditures.

         Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of:

         - competition and overbuilding in the Company's markets (Atlanta and Charlotte);
         - increasing operating costs that cannot be passed along to residents through rental rate increases;
         - construction risks for the Company's development pipeline due to factors that include unexpected weather problems, shortages in materials and supplies, and labor strikes;
         -        risks related to the national and local economic climate;
         -        the Company's dependence upon the Atlanta market;
         -        risks of entering new markets outside the Atlanta area;
         - financing risks including risks of substantial indebtedness, not being able to obtain debt or equity financing to fund the Company's growth strategy, or not being able to refinance its existing mortgage debt beginning in 2002;
         - tax risks including the possible effects of changes in tax law and regulation;
         -        possible environmental liability; and
         - costs of compliance with the Americans with Disabilities Act and similar laws.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company did not modify, limit or qualify the rights of the holders of Common Stock during the quarter ended September 30, 1998.

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

         During the three months ended September 30, 1998, the Company issued a total of 44,521 Shares in exchange for Units submitted for redemption by unitholders. The Company issued the Shares in redemption of Units in reliance upon the "intrastate" exemption from securities registration provided under
Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated by the Securities and Exchange Commission regarding intrastate offerings. The Company believes that it has satisfied the conditions of Rule 147 for each of the issuances of Shares to unitholders. The Company has delivered a prospectus to all unitholders that is designed to satisfy the conditions of Rule 147. Unitholders who reside outside of the state of Georgia are offered and receive only cash instead of Shares. All of the Communities are located in the State of Georgia. The certificates evidencing the Shares issued in exchange for Units have a Rule 147 "legend" describing the applicable restrictions on transfer printed on them, and the Company has issued stop transfer instructions to its transfer agent with respect to such Shares. Further, the offerees were notified that the applicable restrictions on transfer and procedures will apply in connection with the issuance of new certificates for any of the Shares that are presented for transfer during the nine month period from the end of the offering during which transfer of the Shares is restricted to residents of the State of Georgia.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As previously reported in the Company's Form 10-Q for the quarter ended June, 30, 1998, the Company held its annual meeting on July 21, 1998, for the purpose of electing three members of the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                      VOTES            VOTES
                                       FOR            WITHHELD
                                   -----------      ------------
         Weldon R. Humphries        3,237,616          60,813
         Ben A. Spalding            3,237,616          60,813
         George W. Wray, Jr.        3,245,419          53,010

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.


EXHIBIT
  NO.                                   DESCRIPTION
--------                                -----------
  10.07.04        Promissory Note executed by Roberts Properties Residential,
                  L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, in the original principal amount of
                  $11,900,000 (Plantation Trace).

  10.07.05        Deed to Secure Debt and Security Agreement executed by Roberts
                  Properties Residential, L.P. in favor of The Prudential
                  Insurance Company of America, dated September 29, 1998, and related collateral documents (Plantation Trace).

  10.07.06 Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated
                  September 29, 1998 (Plantation Trace).

  10.10.06        Real Estate Note executed by Roberts Properties Residential,
                  L.P. in favor of Freddie Mac, dated September 30, 1998, in the original principal amount of $16,000,000 (Crestmark).

  10.10.07        Deed to Secure Debt and Security Agreement executed by Roberts
                  Properties Residential, L.P. in favor of Freddie Mac, dated
                  September 30, 1998, and related collateral documents
                  (Crestmark).

  10.10.08 Guaranty executed by Roberts Realty Investors, Inc. in favor of Freddie Mac, dated September 30, 1998 (Crestmark).

  27              Financial Data Schedule (for SEC use only).

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.




By:                /s/  Charles R. Elliott
    -------------------------------------------------------
       Charles R. Elliott, Chief Financial Officer
       (The Registrant's Principal Financial and Chief
       Accounting Officer, who is duly authorized to sign
       this report)




Date:  November 13, 1998

                                  EXHIBIT INDEX


    EXHIBIT
      NO.                                    DESCRIPTION
    -------                                  -----------
   10.07.04         Promissory Note executed by Roberts Properties Residential,
                    L.P. in favor of The Prudential Insurance Company of
                    America, dated September 29, 1998, in the original
                    principal amount of $11,900,000 (Plantation Trace).

   10.07.05         Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of The
                    Prudential Insurance Company of America, dated September
                    29, 1998, and related collateral documents (Plantation
                    Trace).

   10.07.06         Limited Guaranty executed by Roberts Realty Investors,
                    Inc. in favor of The Prudential Insurance Company of
                    America, dated September 29, 1998 (Plantation Trace).

   10.10.06         Real Estate Note executed by Roberts Properties
                    Residential, L.P. in favor of Freddie Mac, dated September
                    30, 1998, in the original principal amount of $16,000,000
                    (Crestmark).

   10.10.07         Deed to Secure Debt and Security Agreement executed by
                    Roberts Properties Residential, L.P. in favor of Freddie
                    Mac, dated September 30, 1998, and related collateral documents (Crestmark).

   10.10.08 Guaranty executed by Roberts Realty Investors, Inc. in favor of Freddie Mac, dated September 30, 1998 (Crestmark).

   27               Financial Data Schedule (for SEC use only).