Form 10-K405
period 1998-12-31
ROBERTS REALTY INVESTORS INC
filed 1999-03-26
CIK 1011109

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                        Commission file number 001-13183

                         ROBERTS REALTY INVESTORS, INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

        GEORGIA                                                                58-2122873
---------------------------------------------------------------     ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

        8010 ROSWELL ROAD, SUITE 120
        ATLANTA, GA                                                    30350
---------------------------------------------------------------     ------------------------------------
         (Address of Principal Executive Offices)                   (Zip Code)

Issuer's telephone number: (770) 394-6000

Securities registered under Section 12(b) of the Act:  NONE

     Title of each class:           Name of each exchange on which registered:
     --------------------           -----------------------------------------
            N/A                                      N/A

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                ----------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of this filing. (See definition of affiliate in Rule 405.)

                  $25,999,562

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,719,544 shares of Common Stock (as of March 1, 1999)

         Documents Incorporated by Reference.
         None

                               TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----

PART I...............................................................................................        2

         ITEM 1.      BUSINESS.......................................................................        2

         ITEM 2.      PROPERTIES.....................................................................        9

         ITEM 3.      LEGAL PROCEEDINGS..............................................................       25

         ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS...............................................................       25

PART II..............................................................................................       26

         ITEM 5.      MARKET FOR REGISTRANTS COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS....................................................       26

         ITEM 6.      SELECTED FINANCIAL DATA........................................................       28

         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................       31

         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK..............................................................       44

         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................       45

         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.....................................................................       45

PART III.............................................................................................       46

         ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT .............................................       46

         ITEM 11.     EXECUTIVE COMPENSATION.........................................................       48

         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..........................................................       49

         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS...................................................................       50

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                      AND REPORTS ON FORM 8-K........................................................       52

         This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and the Company's other filings with the Securities and Exchange Commission, including the "Risk Factors" section of the prospectus included in the Company's Registration Statement on Form S-3 (Registration number 333-31117), as declared effective by the Securities and Exchange Commission on December 8, 1997 (the "S-3 Registration Statement"). If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         Roberts Realty Investors, Inc. (the "Company") owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a "REIT"). The Company conducts its business through Roberts Properties Residential, L.P. (the "Operating Partnership"), a Georgia limited partnership. As of March 1, 1999, the Company owns a 63.2% interest in the Operating Partnership and is its sole general partner. References in this report to the Company's strategies or intentions assume that the Company will continue to conduct its business in this organizational structure, which is sometimes called an "umbrella partnership" or "UPREIT."

         At March 24, 1999 the Company owns nine existing multifamily apartment communities containing a total of 1,778 apartment homes; a first phase of an apartment community under construction consisting of 118 townhomes; and three communities under development that will contain approximately 868 apartment homes. The nine existing Communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Bentley Place, Crestmark, Ivey Brook, and Bradford Creek, containing a total of 1,778 apartment units, are stabilized; the 118-unit first phase of Abbotts Bridge is now under construction; the second phase of Abbotts Bridge, anticipated to total 287 apartment homes, and two additional multifamily apartment communities - Old Norcross in Atlanta, anticipated to total 249 apartment homes, and Ballantyne in Charlotte, anticipated to total 332 apartment homes, are in the development stage. The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. The Company's existing multifamily apartment communities and these it is constructing or developing are sometimes referred to as the "Communities" in this report.

         As of December 31, 1998, the Company owned nine stabilized Communities containing a total of 1,778 apartment homes that had a physical occupancy rate of 95.5%.

         Except for one development stage community located in Charlotte, all of the Company's Communities are located in metropolitan Atlanta. Each existing Community (other than the 24-unit second phase of Preston Oaks) was developed and constructed by affiliates of Mr. Charles S. Roberts, the Chairman of the Board, Chief Executive Officer and President of the Company. The Company expects that affiliates of Mr. Roberts will continue to develop all future properties and construct properties where feasible.

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

         The Company has engaged and expects to engage two entities owned by Mr. Roberts to perform services for the Operating Partnership. These entities are Roberts Properties, Inc. ("Roberts Properties") and Roberts Properties Construction, Inc. ("Roberts Construction"), which are sometimes referred to as the "Roberts Companies." The Roberts Companies developed and constructed each of the Company's nine existing Communities, except the 24-unit second phase of Preston Oaks, which was constructed by an independent third party.

         The Company's executive offices are located at 8010 Roswell Road, Suite 120, Atlanta, Georgia 30350, and its telephone number is (770) 394-6000. At March 24, 1999, the Company had 50 full-time employees, and one part-time employee.

The Operating Partnership

         The Company conducts its business and owns all of its real estate assets through Roberts Properties Residential, L.P., referred to in this report as the Operating Partnership. Units of limited partnership interest in the Operating Partnership are referred to in this report as "Units". The Company controls the Operating Partnership as its sole general partner. The Board of Directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. The Company's ownership interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership generally in proportion to its ownership percentage. The holders of Units are: former limited partners in the limited partnerships that were merged into the Operating Partnership; Mr. Roberts; and the former owner of one of the retail centers formerly owned by the Company.

         Except as described in the following paragraph, holders of Units in the Operating Partnership (sometimes referred to in this report as "Unitholders") generally have the right to require the Operating Partnership to redeem their Units. The Company's articles of incorporation limit ownership by any one holder to 6% of the outstanding shares of the Company's Common Stock, par value $0.01 per share ("Shares") (other than by Mr. Roberts, who is limited to 25%). As a result, Unitholders cannot redeem their Units if doing so would violate those ownership limits. A Unitholder who submits Units for redemption will receive, at the election of the Company, either an equal number of Shares or cash in the amount of the average of the daily market prices of the Common Stock for the 10 consecutive trading days prior to the date of submission multiplied by the number of Units submitted. The Company has adopted a policy of acquiring Units in exchange for Shares. The Company also has the right, at its election, to issue Shares in exchange for all outstanding Units.

         On February 1, 1999, the Company began a six-month period in which Units cannot be redeemed. At the end of the six-month period, the Company will seek to register new shares with the SEC that will simplify the process for Unitholders who elect to exchange their Units for Shares. The Company expects to complete the registration of these new shares with the SEC on approximately August 1, 1999. Unlike the Shares issued in exchange for Units before February 1, 1999 in reliance upon the "intrastate" offering exemption, Shares issued under the new registration (a) will be freely tradeable, other than by affiliates, and (b) can be issued both to persons who reside in Georgia and in other states. Before February 1, 1999, the Company paid cash to redeeming Unitholders who resided outside the state of Georgia.

         Whenever the Company issues Shares, the Company is obligated to contribute the net proceeds from such issuance to the Operating Partnership, and the Operating Partnership is obligated to issue the same number of Units to the Company. The Operating Partnership Agreement permits the Operating Partnership, without the consent of the Unitholders, to sell additional Units and add limited partners.

Growth Strategies

         The Company's business plan and growth strategy are focused on creating cash flow and capital appreciation by building and managing new apartment homes of the highest quality and value in excellent high-growth neighborhoods. The Company's business objectives are (a) to maximize the current return to its shareholders in the form of quarterly dividends through increases in cash flow and (b) to increase long-term total returns to its shareholders through appreciation in the value of the Common Stock. The Company intends to manage its Communities intensively to seek to maximize current and long-term income and to increase the value of its assets, to develop high quality apartment communities for long-term ownership, and to acquire existing apartment communities where opportunities for favorable investment returns exist. The Company is committed to achieving these objectives by pursuing the following growth strategies and by engaging outside parties, including the Roberts Companies, for assistance as appropriate:

(a) Maximize cash flow from operations of the Communities - by seeking through intensive management to maintain high occupancy levels, obtain regular rent increases, manage resident turnover efficiently and control operating expenses.

(b) Develop new multifamily apartment communities in metropolitan Atlanta, North Carolina, Florida and other parts of the Southeast consistent with management's historical policies of constructing and effectively managing high quality apartment home communities for long-term income and value enhancement.

(c) Acquire additional multifamily communities in those areas where, in the judgment of the Board of Directors, the Company's business strengths have the potential to increase property values and opportunities exist for enhanced investment returns.

(d) Pursue additional offerings of debt or equity securities to raise funds to pursue the foregoing management, development and acquisition growth strategies, each of which is discussed in more detail below.

         Property Management Strategy. The Company believes that managing its Communities intensively is a fundamental element of its growth strategy. As of March 24, 1999, the Company employed 49 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians, and accounting personnel. The Company believes its property management expertise will enable it to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of the Communities. The Company's strategy will continue to be (a) to increase the average occupancy and rental rates as market conditions permit, (b) to minimize resident turnover and delinquent rental payments through strict review of each applicant's creditworthiness, which the Company believes is one of the strictest in the industry, and (c) to continue to monitor operating expenses to increase net operating income at each of the Communities.

         Development Strategy. The Company intends to continue to develop high quality apartment communities for long-term ownership. The Company believes that the barriers to new development in the Atlanta market will continue to constrain the rate of multifamily construction in Atlanta. These barriers include governmental growth control; a difficult rezoning and permitting process; and the limited availability of well-located sites. The Company believes that these restraints on construction, coupled with the predicted continued growth in population, job growth and household formations, present an excellent opportunity for the Company to achieve favorable returns on the development of well-located, high quality apartment home communities.

         Roberts Properties is developing the Abbotts Bridge, Ballantyne and Old Norcross Communities. The Company expects that Roberts Properties will continue to develop Communities for the Company in the future.

         During the past 14 years, the Roberts Companies have developed, constructed and/or managed over 4,200 residential units. The Company believes that the number and quality of the apartment units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies' experience with the development, construction and financing process will minimize the barriers to new development often faced by less experienced developers and national developers attempting to enter the Atlanta market. Although the experience of the Roberts Companies will be most helpful to the Company in the Atlanta area, the Company believes that such experience will also enable the Company to develop multifamily apartment communities in other areas in the Southeast, including Charlotte, where Roberts Properties is currently developing the 332-unit Ballantyne Community for the Company.

         Although the Company presently intends to engage the Roberts Companies in its development and construction activities, the Company may hire other development or construction companies in Atlanta and elsewhere if it deems it to be in the Company's best interests to do so. The most likely development scenario for the Operating Partnership is for it to acquire properties already under development from Roberts Properties and/or an entity formed by Mr. Roberts or his affiliates. The Company may engage the Roberts Companies to develop properties on a fee basis; the Company may enter into joint venture agreements with the Roberts Companies; or the Company may acquire communities developed by the Roberts Companies and owned by other affiliates of Mr. Roberts. The Company may also enter into any such arrangements with independent third parties.

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

         For information regarding the development and construction of Abbotts Bridge, Ballantyne, and Old Norcross, see "Part I, Item 2, Description of Property."

         Acquisition Strategy. In addition to its management and development strategies, the Company intends to grow externally by selectively acquiring existing apartment communities from third parties in Atlanta and the Southeast. The Company will selectively seek to acquire well-located apartment communities that can be improved, through capital improvement programs and intensive management, to meet the quality and performance standards of the existing Communities. Such communities may fall into one or both of the following categories: (a) communities that are in need of physical improvements, or (b) communities that, although well-located, have a history of poor management and/or experience occupancy and financial problems that, in either event, the Company believes it will be able to solve.

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

         Summary. Consistent with the Company's overall growth strategies, the Company intends to continue to evaluate and initiate development and acquisition opportunities. Although acquisition and development activities are presently concentrated in the Atlanta and Charlotte metropolitan areas, the Company intends to grow its investment grade portfolio by developing, constructing and acquiring high quality, well-located apartment communities in Georgia, North Carolina, Florida and other locations in the Southeast.

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

         All of the Communities and the other real estate assets have been subject to Phase I or similar environmental assessments that are intended to discover information regarding, and to make a preliminary evaluation of the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessment of Bentley Place revealed an adjacent site that was listed on the regulatory lists of the Georgia Environmental Protection Division ("EPD"). The Phase I assessment recommended, and the Company performed, additional environmental investigation which determined that a petroleum product release was discovered in 1990 on property adjacent to Bentley Place. Fina Oil & Chemical Company ("Fina"), the adjacent property owner, repaired the source of the release in 1990. Since that time, Fina has submitted a proposed corrective action plan to the EPD. The corrective action plan, together with other submittals by Fina to the EPD, indicate that Fina is in the process of removing the released product. The semi-annual monitoring reports on file at the EPD reveal the possibility that petroleum constituents have migrated via groundwater onto Bentley Place. The Company has been advised by its attorneys and environmental consultants that Fina is responsible for cleaning up the release to the extent required by the EPD regulations. The Company's environmental consultants have informed the Company that despite a possible groundwater impact at Bentley Place, no threat to human health or safety is suggested. The Company and its environmental consultants are monitoring the EPD files to ensure compliance by Fina with the EPD regulations.

         In April 1998, Wallace Enterprises, Inc. ("Wallace"), an adjacent land owner, notified the Company that a petroleum product release had been discovered on property adjacent to the Company's Crestmark Community. Wallace repaired the source of the release and has submitted a proposed corrective action plan to the EPD. The Company has been advised by its attorneys and environmental consultants that Wallace is responsible for cleaning up the release to the extent required by the EPD regulations. The Company's environmental consultants have informed the Company that despite a possible groundwater impact at Crestmark, no threat to human health or safety is suggested. The Company and its environmental consultants are monitoring the EPD files to ensure compliance by Wallace with the EPD regulations.

         The Phase I assessments of the other Communities and other real estate assets have not revealed any environmental liability that the Company believes would have a material adverse effect on the Operating Partnership's business, assets, or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurance can be given that environmental assessments will reveal all potential environmental liabilities, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

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

Policies with Respect to Certain Activities

         The following is a discussion of investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities of the Company and the Operating Partnership. The policies with respect to these activities have been determined by the Company's Board of Directors and may be amended or revised from time to time at the discretion of the Board without a vote of the shareholders of the Company or any vote of the partners of the Operating Partnership, except that (a) the Company cannot change its policy of holding its assets and conducting its business exclusively through the Operating Partnership without amending the Operating Partnership Agreement (which will generally require the consent of the holders of a majority in interest of the limited partners in the Operating Partnership including, if applicable, the Company), and (b) changes in certain policies with respect to conflicts of interest must be approved by a majority of the independent directors and otherwise be consistent with legal requirements.

Investment Policies

         Investments in Real Estate or Interests in Real Estate. The Company conducts all of its investment activities through the Operating Partnership and will do so for so long as the Operating Partnership exists. (The Agreement of Limited Partnership of the Operating Partnership provides that it is not required to be dissolved until 2093.) The Company's investment objectives are to achieve stable cash flow available for distributions and, over time, to increase cash flow and portfolio value by (a) continuing to develop multifamily apartment communities for long-term ownership; (b) acquiring additional multifamily apartment communities that will produce additional cash flow; and
(c) to a significantly lesser degree, acquiring and/or developing retail centers and other income-producing real estate. The Company's policy is to acquire or develop assets where the Company believes that favorable investment opportunities exist based on market conditions at the time of the investment.

         The Company expects to pursue its investment objectives primarily through the direct ownership of properties by the Operating Partnership, although, as discussed below, the Company may also pursue indirect property ownership opportunities. The Company intends to develop and/or acquire multifamily apartment communities primarily in the Atlanta and Charlotte metropolitan areas, Florida, and other parts of the Southeast. Future development or investment activities will not be limited by the governing documents of the Company and the Operating Partnership to any geographic area, product type or specified percentage of the Company's assets.

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

Financing Policies

         The organizational documents of the Company and the Operating Partnership impose no limits on the amount of indebtedness they may incur. The Company has an informal policy that the Company and the Operating Partnership will not incur indebtedness in excess of 75% of what the Board of Directors believes is the fair market value of the Operating Partnership's assets at any given time. The Company may, however, from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of the Operating Partnership's real estate assets, growth and acquisition opportunities and other factors. Modification of this policy may adversely affect the interests of the shareholders of the Company.

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

Certain Policies with Respect to Other Activities

         The Company and the Operating Partnership have authority to offer their securities and to repurchase and otherwise reacquire their securities, and they may engage in such activities in the future. The Company has adopted a policy that it will issue Shares to Unitholders who exercise their rights of redemption (except for a six month period that began on February 1, 1999, when no Shares will be issued in exchange for Units, as explained above). In the future, the Company and the Operating Partnership may make loans to joint ventures in which they participate in order to meet working capital needs. The Company and the Operating Partnership have not engaged in trading, underwriting, agency distribution or sale of securities of other issuers and do not intend to do so. The Company and the Operating Partnership intend to make investments in a manner such that they will not be treated as an investment company under the Investment Company Act of 1940, as amended.

         The Company announced its intention to repurchase up to 300,000 shares of its outstanding common stock on September 3, 1998. From September 3, 1998 through December 31, 1998, the Company repurchased 19,300 shares for $145,000. From January 1, 1999 through February 26, 1999, the Company repurchased 52,100 shares for $387,000.

         During the year ended December 31, 1998, the Company paid $122,000 to redeem 14,341 Units from Unitholders who resided outside the state of Georgia. From January 1, 1999 through February 26, 1999, the Company paid $28,000 to redeem 3,917 Units from Unitholders who resided outside the state of Georgia.

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

         For a description of the competition faced by the Company, see "Part 1,
Item 2 Description of Property - Competition."

ITEM 2.  DESCRIPTION OF PROPERTY.

General

         At March 24, 1999 the Company owns nine multifamily apartment communities containing a total of 1,778 apartment homes. The nine existing Communities of River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Bentley Place, Crestmark, Ivey Brook and Bradford Creek, containing a total of 1,778 apartment units, are stabilized; the 118-unit first phase of the Abbotts Bridge is under construction; and the 287-unit second phase of Abbotts Bridge, the 332-unit Ballantyne Community, and the 249-unit Old Norcross Community are now under development. (The Company considers a Community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction.)

         As of December 31, 1998, the Company owned nine stabilized Communities containing a total of 1,778 apartment homes that had a physical occupancy rate of 95.5%. The Company sold the 232-unit Windsong Community on January 9, 1998 and its two retail centers on July 17, 1998.

         The Company believes that the demand for multifamily housing in Atlanta will increase due to Atlanta's growing population. According to the Atlanta Regional Commission (the "ARC"), both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. (The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is comprised of Fulton, Dekalb, Gwinnett, Cobb, Clayton, Rockdale, Henry, Douglas, Cherokee, and Fayette counties.)

         The following information is based on statistical estimates published by the ARC. The population of the Atlanta Region is projected to grow 40.9% for the period from 1990 to 2010, from 2,557,800 persons in 1990 to 3,603,800 persons in 2010. The estimated population of the Atlanta Region increased by 21.6% from 2,557,800 persons in 1990 to 3,110,600 persons in 1998, making it one of the largest metropolitan areas in the country and the largest in the Southeast.

         Employment of the Atlanta Region is projected to grow 52.5% for the period from 1990 to 2010, from 1,426,000 jobs in 1990 to 2,175,000 jobs in
2010. Estimated employment of the Atlanta Region increased by 24.4% from 1,426,000 jobs in 1990 to 1,774,000 jobs in 1997. According to the Georgia Department of Labor, as of January 1, 1999, the unemployment rate of the Atlanta Region was 2.8%, which was below the Georgia unemployment rate of 3.6% and the U.S. unemployment rate of 4.0%.

         Housing units in the Atlanta Region increased an estimated 21.7%, from 1,052,430 units in 1990 to 1,281,003 units in 1998. Multifamily homes in the Atlanta Region increased 13.8% from 342,441 units in 1990 to 389,611 units in 1998.

Certain basic information regarding the Communities is summarized in the following table.

                                THE COMMUNITIES

                                                                                             December 1998
                                        Year                                              Average Rental Rates    Average Physical
                                      Completed    Number    Approximate       Average    ---------------------  Occupancy for the
                                      or to be       of     Rentable Area     Unit Size             Per Square    12 Months Ended
       Community            Location  Completed    Units    (Square Feet)   (Square Feet) Per Unit    Foot         Dec. 31, 1998
       ---------            --------  ---------    -----    -------------   ------------- --------    ----         -------------

Existing Communities:

  Plantation Trace        Atlanta     1990/1998     232        310,956          1,340      $  941     $0.70             N/A (1)

  River Oaks              Atlanta       1992        216        276,046          1,278         919      0.72            97.6%

  Bentley Place           Atlanta       1993        117        108,328            926         764      0.83            98.5

  Crestmark               Atlanta     1993/1997     334        360,284          1,079         806      0.75            91.0

  Rosewood Plantation     Atlanta       1994        152        192,352          1,265         931      0.74            97.4

  Preston Oaks            Atlanta     1995/1998     213        257,180          1,207         973      0.81             N/A (2)

  Highland Park           Atlanta       1995        188        231,634          1,232         928      0.75            97.4

  Ivey Brook              Atlanta       1997        146        195,707          1,340       1,000      0.75            97.2%

  Bradford Creek          Atlanta       1998        180        243,941          1,355      $  926     $0.68             N/A (3)

    Subtotal/Average                              1,778      2,176,428          1,224
                                                  =====      =========          =====

Communities Under
Construction:

Abbotts Bridge -
Phase I                   Atlanta       1999        118        200,194          1,697         N/A       N/A             N/A


Communities Under
Development (4):

Abbotts Bridge -          Atlanta       2000        287             (4)            (4)        N/A       N/A             N/A
    Phase II

Ballantyne                Charlotte     2000        332             (4)            (4)        N/A       N/A             N/A


Old Norcross              Atlanta       2000        249             (4)            (4)        N/A       N/A             N/A
                                                  -----

    Subtotal/Average                                868
                                                  =====

-----------------------

(1) The 50-unit second phase of Plantation Trace completed its lease-up phase in November 1998, and its 12-month historical occupancy percentage is not comparable. The physical occupancy rate for the entire Plantation Trace Community as of December 31, 1998 was 87.1%.
(2) The 24-unit second phase of Preston Oaks completed its lease-up phase in July 1998, and its 12-month historical occupancy percentage is not comparable. The physical occupancy rate for the entire Preston Oaks Community as of December 31, 1998 was 99.2%.
(3) Bradford Creek completed its lease-up phase in August 1998, and its 12-month historical occupancy percentage is not comparable. Its physical occupancy rate as of December 31, 1998 was 98.5%.
(4) Because these Communities are still in the development stage, the dates of completion and exact number of units are estimates and are subject to change, and the square footage information is not available.

         Certain annual operating data regarding the Company's stabilized Communities at December 31, 1998 are summarized in the following table (with the second phases of Crestmark, Preston Oaks and Plantation Trace described separately for this purpose and Windsong omitted due to its sale in January
1998). Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy of the applicable Community calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized, because the applicable Community was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period. Throughout this table, "N/A" means "not applicable," i.e., no unit in the Community was available to be occupied during the relevant year. Footnotes are on the following page.

                                         Physical Occupancy Rate
                                         -----------------------
                      Month
    Community       Completed    1994     1995     1996    1997    1998
    ---------       Initial      ----     ----     ----    ----    ----
                    Leaseup
                    -------

  Plantation          9/90        98%      98%      99%     93%     94%
  Trace

  River Oaks          2/93        98%      99%      98%     96%     98%

  Rosewood            5/94       100%*     99%      99%     97%     97%
  Plantation

  Preston Oaks        8/95       N/A      100%*     99%     97%     98%

  Highland Park       3/96       N/A       68%      96%*    96%     97%

  Bentley             9/93       N/A       99%      99%     97%     99%
  Place (1)

  Crestmark (2)       4/94        98%*     99%      98%     87%     91%

  Ivey Brook          8/97       N/A      N/A       27%*    98%*    97%

  Second Phase        9/97       N/A      N/A      N/A      96%*   N/A
  of Crestmark (2)

  Second Phase of     7/98       N/A      N/A      N/A     N/A     100%*
  Preston Oaks (3)

  Bradford            8/98       N/A      N/A      N/A     N/A      94%*
  Creek (4)

  Second Phase        11/98      N/A      N/A      N/A     N/A      92%*
  of Plantation
  Trace (5)

                                                Average Effective Annual Rental Rates
                                                -------------------------------------
                               1994             1995             1996             1997              1998
                               ----             ----             ----             ----              ----
                          Per       Per      Per     Per     Per     Per      Per      Per      Per       Per
    Community            Unit     Sq. Ft.   Unit   Sq. Ft.  Unit   Sq. Ft.    Unit   Sq. Ft.   Unit     Sq. Ft.
    ---------            ----     ------    ----   -------  ----   -------    ----   -------   ----     -------

  Plantation             $775     $0.61     $786    $0.62   $821    $0.65     $850    $0.67    $  867    $0.69
  Trace

  River Oaks             $787*    $0.62     $820    $0.64   $859    $0.67     $886    $0.69    $  910    $0.71

  Rosewood               $796*    $0.63*    $814    $0.64   $858    $0.68     $887    $0.70    $  917    $0.72
  Plantation

  Preston Oaks            N/A       N/A     $885    $0.71*  $892    $0.72     $945    $0.76    $  981    $0.79

  Highland Park           N/A       N/A     $819*   $0.67*  $805    $0.65     $887    $0.72    $  920    $0.75

  Bentley                $684     $0.74*    $675    $0.73   $709    $0.77     $740    $0.80    $  758    $0.82
  Place (1)

  Crestmark (2)          $688     $0.67*    $688    $0.67   $736    $0.72     $782    $0.76    $  787    $0.73

  Ivey Brook              N/A       N/A      N/A     N/A    $925*   $0.69*    $955    $0.71    $  979    $0.73

  Second Phase            N/A       N/A      N/A     N/A     N/A      N/A     $845*   $0.69*      N/A      N/A
  of Crestmark (2)

  Second Phase of         N/A       N/A      N/A     N/A     N/A      N/A      N/A      N/A    $  799*   $0.83*
  Preston Oaks (3)

  Bradford                N/A       N/A      N/A     N/A     N/A      N/A      N/A      N/A    $  926*   $0.68*
  Creek (4)

  Second Phase            N/A       N/A      N/A     N/A     N/A      N/A      N/A      N/A    $1,171*   $0.72*
  of Plantation
  Trace (5)


Footnotes are on the following page

(1)      The Company acquired Bentley Place in March 1996.
(2) The Company acquired Crestmark in June 1996. Phase II of Crestmark completed its lease-up in September 1997. Beginning with 1998, both phases of Crestmark are combined.
(3) Phase II of Preston Oaks completed its lease-up in August 1998 and its occupancy as of December 31, 1998 was 100%.
(4) Bradford Creek completed its lease-up in August 1998 and its occupancy as of December 31, 1998 was 94%.
(5) Phase II of Plantation Trace completed its lease-up phase in November 1998 and its occupancy as of December 31, 1998 was 92%.

         As described below, the Communities are located in four counties, or six submarkets of the Atlanta region and in Charlotte. The Ballantyne Community now under development is in Charlotte, North Carolina and is described after the Georgia properties. Each heading identifies the Community or Communities within the specified county and submarket. Population and employment data provided for each submarket was in each case obtained from the ARC. Multiple Communities are located in each of the Duluth, Peachtree Corners and Perimeter Center/North Springs submarkets; thus those Communities compete not only with unaffiliated apartment communities but also with each other. Please see "Summary of Debt Secured by the Communities," which follows the description of the individual Communities, for an explanation of the terms of the Company's secured indebtedness.

Gwinnett County

          Gwinnett County was one of the fastest growing counties in the U.S. in the 1980's and from 1985 until 1990 it ranked first in the nation in growth among counties with a population of more than 100,000. Since 1990, Gwinnett's population has increased 40% to a current level of 499,200. Gwinnett's strong employment base, transportation networks, excellent public education system and affordable home prices are factors that contribute to the county's remarkable growth. Gwinnett is home to 250 international firms, 731 manufacturing and 550 high technology firms that generate many of its 240,700 jobs. Since 1990, Gwinnett has added 192,186 jobs, which is second only to Fulton county in the Atlanta Region. The average household income of the county is approximately $67,000. Gwinnett County is home to Communities located in the City of Duluth, Peachtree Corners and unincorporated Gwinnett.

     Duluth Area - Plantation Trace, River Oaks, and Bradford Creek Communities

         Duluth. The City of Duluth is located in central Gwinnett County and is home to the Plantation Trace, River Oaks, and Bradford Creek Communities. Duluth has exceeded even Gwinnett County as a whole in percentage of population growth; its population has increased 223% since 1980. Duluth is located near I-85 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

         Plantation Trace. The first phase of Plantation Trace, was completed in 1990 and consists of 20 two and three story Nantucket-style stone and wood sided buildings located on a 16.9-acre site on Pleasant Hill Road approximately one-half mile west of its intersection with Peachtree Industrial Boulevard. In 1990, the 182-unit first phase received the Aurora Award from the Southeast Builders' Conference for "Best Rental Apartment Community in the Southeast."

         The Plantation Trace Community, with its traditional award-winning architecture and landscaped grounds, features a clubhouse, two lighted tennis courts, sand volleyball court, multi-station playground, free-form swimming pool, small wading pool, stone paver pool deck and a covered whirlpool spa. In addition to upscale amenities, Plantation Trace offers such interior features as nine foot ceilings, crown molding, pickled wood cabinetry in the kitchen and bath, marble vanity tops, fireplaces, vaulted ceilings and Palladian windows in select units, designer wallcoverings and full laundry rooms with washer and dryer connections.

         The first phase of Plantation Trace has a variety of floorplans, including 28 one bedroom units ranging from 901 to 929 square feet, 48 two bedroom standard and 66 two bedroom roommate units ranging from 1,228 to 1,298 square feet, and 40 three bedroom units ranging from 1,471 to 1,494 square feet. The weighted average unit size is 1,259 square feet. As of December 31, 1998, rental rates ranged from $700 to $1,035 per month, with a weighted average monthly rent of $877 per unit and $0.70 per square foot. Local real estate taxes were $161,000 in 1998.

         50-Unit Second Phase of Plantation Trace. A second phase of 50 apartment units ("Phase II") on 12.33 acres adjacent to Plantation Trace completed its lease-up in November 1998. Phase II contains 7 one bedroom units of approximately 966 square feet each, 6 two bedroom units of approximately 1,433 square feet each, 18 two bedroom townhouses of approximately 1,490 square feet each, 12 three bedroom townhouses of approximately 1,948 square feet each, 7 four bedroom townhouses of approximately 2,314 square feet each, and 33 garages of 200 square feet each. The monthly rental rates are $735 for a one bedroom apartment, $1,095 for a two bedroom apartment with garage, $995 for a two bedroom townhouse, $1,295 for a three bedroom townhouse, and $1,495 for a four bedroom townhouse, resulting in a weighted average monthly rent of $1,171 per unit and $0.72 per square foot. Roberts Properties developed Phase II for the Operating Partnership.

         Although the 50 apartment units were completed in 1998, the Phase II amenities will not be complete until the second quarter of 1999. The architectural style, land planning, landscaping and amenities of Phase II are similar to those of the Company's other Communities. Phase II will add a modern fitness and exercise facility and a second free-form swimming pool to the existing amenities at Plantation Trace. The fitness facility will be approximately 1,088 square feet in size, with individual aerobics equipment and workout stations similar to the exercise facilities at the Company's other Communities. Phase II provides the Plantation Trace Community direct access to the Chattahoochee River, as well as to jogging trails around the existing lake and nature areas along the river.

         The physical occupancy rate for the entire Plantation Trace Community as of December 31, 1998 was 87.1%.

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

         River Oaks has a variety of floor plans, including 40 one bedroom units at approximately 907 square feet, 32 two bedroom roommate, 24 two bedroom deluxe and 48 two bedroom standard units ranging from 1,276 to 1,309 square feet, and 72 three bedroom units with approximately 1,457 square feet. The weighted average unit size is 1,278 square feet. As of December 31, 1998, the Community was 96% occupied and rental rates ranged from $730 to $1,050 per month, with a weighted average monthly rent of $919 per unit and $0.72 per square foot. Local real estate taxes were $193,000 in 1998.

         Bradford Creek. Bradford Creek, which was completed in 1998, consists of 9 two and three story buildings located on an approximately 22.5 acre property near the southeast corner of Peachtree Industrial Boulevard and Howell Ferry Road in Duluth, approximately one-mile southeast of Plantation Trace and River Oaks. The Bradford Creek Community, with its unique mountain lodge architecture and traditional landscaping, features a large clubhouse with a fitness center, clubroom, laundry room, two lighted tennis courts, free-form swimming pool, stone paver pool deck, a 12-acre nature area, a water fountain, and a gated entrance. In addition to the upscale amenities, Bradford Creek offers such interior features as nine foot ceilings and a computer room in select units, crown moldings, garden tubs, white raised-panel cabinetry in the kitchen and bath, marble vanity tops, breakfast bars, designer wallcoverings, and full laundry rooms with washer and dryer connections. Each building was constructed using cobblestone and vinyl siding and offers private patios or balconies along with gables and varying paint colors.

         Bradford Creek contains 28 one bedroom units of approximately 1,001 square feet each, 46 two bedroom standard units of approximately 1,302 square feet each, 47 two bedroom roommate units of approximately 1,344 square feet each, and 59 three bedroom units of approximately 1,589 square feet each. The weighted average unit size is 1,360 square feet. As of December 31, 1998, the Community was 94% occupied and rental rates ranged from $765 to $1,090 per month, resulting in a weighted average monthly rent of $926 per unit and $0.68 per square foot. Local real estate taxes were $123,000 in 1998, and the Company anticipates that local real estate taxes will be approximately $173,000 in 1999, the first year the Community will be taxed as a completed and stabilized property.

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

         Rosewood Plantation. This Community, which was completed in May 1994, targets the upper tier of the apartment resident market. The 152-unit Community is located on Spalding Drive just southwest of Holcomb Bridge Road on a 21-acre site. Since 1989 each of the elementary, middle and high schools serving the Community has been designated as the Gwinnett County School of Excellence by the Gwinnett County Board of Education for at least one year, and the middle school has been designated as a Georgia School of Excellence by the Georgia Department of Education and a National Blue Ribbon School of Excellence by the U.S. Department of Education. Due partly to the highly regarded public school system in the area, Rosewood Plantation is an attractive choice for white-collar professionals and families who choose the rental lifestyle. Rosewood Plantation is composed of 7 two and three story buildings with brick accents and wood siding.

         Rosewood Plantation has 29 one-bedroom units with 914 square feet, 45 two bedroom standard units with 1,247 to 1,276 square feet, 43 two-bedroom roommate units with 1,310 square feet, and 35 three-bedroom units with 1,510 square feet. The weighted average unit size is 1,265 square feet. As of December 31, 1998, the Community was 96% occupied and rental rates ranged from $750 to $1,140, resulting in a weighted average monthly rent of $931 per unit and $0.74 per square foot. Local real estate taxes were $117,000 in 1998.

         Rosewood Plantation's amenities include a clubhouse offering an exercise room with weight equipment, and a clubroom with a big screen television and bar with kitchen facilities. The recreational area includes a free-form swimming pool with stone paver deck, lighted tennis court, children's playground, walking trails through the nature area, and a two-acre lake.

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

         Ivey Brook has 13 one-bedroom units with approximately 956 square feet, 36 two bedroom standard units with approximately 1,231 square feet, 50 two-bedroom roommate units with approximately 1,321 square feet, and 47 three-bedroom units with approximately 1,546 square feet. The weighted average unit size is approximately 1,350 square feet. As of December 31, 1998, Ivey Brook was 95% occupied and its rental rates ranged from $780 to $1,170, resulting in a weighted average monthly rent of $1,000 per unit and $0.74 per square foot. Local real estate taxes were $114,000 in 1998.

         The buildings are of traditional design with brick accents and vinyl siding with the facades varying from building to building. Exterior features include gables, bay windows, varying paint colors with white trim, and private patios or balconies. Extensive landscaping includes mature trees, flowers, and shrubbery. The interior features include crown molding in the living/dining rooms, designer wallcoverings, separate laundry rooms, breakfast bars, garden tubs, and private balconies, and the three bedroom units feature a separate computer room with a built-in desk, cabinetry, and wiring. Recreational amenities include a swimming pool and fitness center.

     Unincorporated Gwinnett - Old Norcross

         The Old Norcross Community will be located on a 35.3 acre site at the intersection of Old Norcross Road and Herrington Road in unincorporated Gwinnett County near the western Lawrenceville area. This Community will have approximately 249 garden-style apartments. The Company has not determined the unit mix or developed an estimate of the construction costs. The site for the Community is located near I-85, GA-316 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

Fulton County

         Fulton County is the largest County in the Atlanta Region in terms of population, employment, housing units and land area. Between 1990 and 1998, Fulton's net population increase, 102,500 persons, ranked second in the region behind Gwinnett County and Fulton County added 96,600 jobs between 1990 and 1998, which led the region. The average household income is approximately $85,000 for the county. Fulton County is home to Communities in the Perimeter Center and North Springs areas of Sandy Springs and the Alpharetta area of North Fulton.

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

         Within this corridor is a large base of residential, commercial and office developments. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph's Hospital and Egleston Scottish Rite Children's Hospital. Perimeter Center encompasses office developments that exceed 18,500,000 square feet of space, with such upscale facilities as Ravinia, Northpark Town Center, Concourse and Perimeter Center Office Park. Several prominent companies such as Holiday Inn, UPS, and Hewlett-Packard have located their worldwide or regional headquarters within the Perimeter Center area.

         This area, which includes portions of Fulton and DeKalb Counties, has an average household income of approximately $73,000, which is considerably higher than the metropolitan Atlanta average of $44,913. The median value of a single-family home in this area exceeds $200,000.

         Preston Oaks. This Community, which was completed in August 1995, is a two and three story multifamily residential community consisting of 8 two and three story buildings located on Mt. Vernon Highway in the Perimeter Center area. The traditional architecture consists of stacked stone and vinyl siding incorporating details of gabled roofs, Palladian windows, columns, and bay windows. The Community consists of 36 one-bedroom units, 92 two-bedroom units, and 61 three-bedroom units. The 189 units range in size from 902 to 1,440 square feet, with a weighted average unit size of 1,246 square feet.

         Preston Oaks is conveniently located less than one mile from Perimeter Mall, a 1,200,000 square foot regional mall, and in close proximity to the area's numerous office developments. Several stand-alone restaurants and major retail centers either exist or are being developed near the Community.

         The Community is located on a 10.4-acre site and features extensive landscaping. The amenities are similar to those of the other existing Communities, with custom swimming pool, lighted tennis court, fitness center with individual workout stations, and a large clubhouse. Interior features include garden tubs, oversized walk-in closets, pickled pine cabinetry in the kitchen and bath, crown molding, mirrored walls, and chair railing in the dining rooms.

         As of December 31, 1998, Preston Oaks was 99% occupied and its rental rates ranged from $770 to $1,200 per month, resulting in a weighted average monthly rent of $995 per unit and $0.80 per square foot.
Local real estate taxes were $208,000 in 1998.

         24-Unit Second Phase of Preston Oaks. A second phase of 24 apartment units ("Phase II") located on 1.1 acres next to Preston Oaks was completed in 1998. Phase II contains 24 one bedroom apartment units with 959 square feet each. The monthly rental rates range from $780 to $830, resulting in a weighted average monthly rent of $800 per unit and $0.83 per square foot. Local real estate taxes were $1,000 in 1998 because the Community was assessed as undeveloped property. The architectural style and landscaping of Phase II is identical to Preston Oaks.

         The construction of Phase II was completed pursuant to a fixed price construction contract with a third party construction company in the amount of $1,300,000. The land on which Phase II was constructed is presently unencumbered. The development and construction of Phase II was funded from the Company's working capital.

         The physical occupancy rate for the entire Preston Oaks Community as of December 31, 1998 was 99.1%.

         Highland Park. This Community consists of 188 upscale apartment units in a total of eight buildings on a 10. 9-acre site. Located on Dunwoody Place in the North Springs area of Sandy Springs, Highland Park benefits from its close proximity to Georgia 400, which provides direct access within minutes to major retail and employment areas to the north such as North Point Mall and Windward, and to the south such as Perimeter Mall and Perimeter Center.

         Highland Park has 42 one-bedroom units with 902 square feet, 32 two bedroom standard units with 1,225 square feet, 62 two-bedroom roommate units with 1,285 square feet, and 52 three bedroom units with 1,440 square feet. The weighted average unit size is 1,232 square feet.

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

         As of December 31, 1998, Highland Park was 98% occupied and its monthly rental rates ranged from $730 to $1,110 per month, resulting in a weighted average monthly rent of $928 per unit and $0.75 per square foot. Local real estate taxes were $180,000 in 1998.

     Alpharetta Area - Abbotts Bridge Community

         Alpharetta. The Alpharetta area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 provides direct access within minutes to major regional malls such as North Point Mall and Perimeter Center Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown

Atlanta's Central Business District are readily accessible via the Georgia 400 extension, which connects to I-85 South near downtown Atlanta.

         Within this corridor is a large base of residential, commercial and office developments. North Point Mall's success accelerated the already high rate of residential development, which caters to the upscale consumer. North Fulton's prestigious neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters. Between 1990 and 1998, North Fulton added 30,312 jobs, 48,780 persons, and 20,446 housing units. The Windward project, which straddles Georgia 400, is the region's largest mixed-use development.

         Abbotts Bridge - Phase I. The 118-unit first phase of Abbotts Bridge is located on 49.14 acres at the intersection of Abbotts Bridge and Jones Bridge roads. This first phase will contain 60 two bedroom townhouses of approximately 1,497 square feet each and 58 three bedroom townhouses of approximately 1,903 square feet each. The projected monthly rental rates are $1,150 for a two bedroom townhouse and $1,450 for a three bedroom townhouse, resulting in a projected weighted average monthly rent of $1,297 per unit and $0.76 per square foot. The architectural style, land planning, landscaping and amenities of this first phase are similar to those of the Company's other Communities.

         The construction of this first phase will be completed pursuant to a cost-plus 10% construction contract with Roberts Construction providing for 5% profit and 5% overhead. The total cost of construction including the fee to Roberts Construction is estimated to be approximately $9,611,000. The Company anticipates that there will be approximately $874,000 in net profit to Roberts Construction on the construction contract. The development and construction of this first phase is being funded from the Company's working capital and a $7,000,000 construction loan, for which the Company has received a written commitment.

         Abbotts Bridge - Phase II. The second phase of Abbotts Bridge will contain approximately 287 garden-style apartment homes. The Company has not determined the unit mix or developed an estimate of the construction cost.

DeKalb County

         As one of Atlanta's core counties at the heart of the 10 county Atlanta Region, DeKalb County benefits not only from its location but also from its mature infrastructure. DeKalb boasts an excellent transportation network composed of three interstate highways: I-285, I-85 and I-20. An established network of state and local secondary roads, including the Stone Mountain Freeway, crosses the county, providing convenient accessibility to all parts of the metropolitan area.

         As metropolitan Atlanta's population recently surpassed 3,110,600, DeKalb County's population topped 598,600, increasing by more than 44,800 or 8% since 1990. An estimated 19% of the Atlanta Regions populace resides in DeKalb County. The average household income in DeKalb County is approximately $65,500. Home to over 300 international companies and more than 240 Fortune 500 firms, DeKalb-based businesses provide approximately 342,600 jobs.

     Pleasantdale Area - Bentley Place Community

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

         Bentley Place has a variety of floor plans, including 41 one bedroom units of approximately 700 square feet, 40 two bedroom standard units of approximately 1,016 square feet, and 36 two bedroom roommate units of approximately 1,083 square feet. The weighted average unit size is 926 square feet. As of December 31, 1998, Bentley Place was 97% occupied and rental rates ranged from $640 to $870 per month, with a weighted average monthly rent of $764 per unit and $0.83 per square foot. Local real estate taxes were $85,000 in 1998.

Douglas County

         Douglas County, one of the 10 counties in the Atlanta Region, is located west of Atlanta and encompasses 202 square miles. The county is surrounded by Fulton, Cobb, Carroll and Paulding Counties, with the Chattahoochee River as its southeastern border. Its population was estimated at 91,500 in 1998, an increase of 28% since 1990. Between 1990 and 1997, Douglas County added 7,900 jobs and between 1990 and 1998, the county added 19,800 persons and 7,366 housing units. Douglas County benefits from its accessibility to downtown Atlanta to the east via I-20 and to Hartsfield International Airport to the southeast via Thornton Road/Camp Creek Parkway. Just across the county line to the east lies the Fulton Industrial District, the Southeast's largest contiguous industrial park. The Fulton Industrial District consists of more than 50,000,000 square feet of both manufacturing and warehouse space and stretches six miles north and south along Fulton Industrial Boulevard. It represents 20% of Atlanta's total inventory of warehouse/industrial space, and an additional 1,000,000 square feet is under construction. Numerous Fortune 500 companies are represented in the Fulton Industrial District, employing more than 100,000 people.

     Thornton Road/I-20 Area - Crestmark Community

         Thornton Road/I-20 Area. Thornton Road is the third exit west of I-285 on I-20 and connects I-20 with Hartsfield International Airport to the southeast and the significant residential base of Douglas, West Cobb and Paulding counties to the north and east. Several office and business parks that total more than 2,000,000 square feet of space and house corporations such as BellSouth, Mitsubishi, Robert Bosch Corporation, TDK Electronics, and Saab-Scania contribute to a large employment base of approximately 20,000 people within the Thornton Road area. Restaurant, hospitality and retail conveniences support the existing employment and residential base in the Thornton Road corridor. The area also benefits from its close proximity to the Fulton Industrial District as well as the Six Flags Over Georgia amusement park, both of which are less than three miles away. At the northwest corner of the Thornton Road/I-20 interchange is the Columbia/HCA Parkway Medical Center, a 320-bed acute care medical facility that employs approximately 600 people.

         Crestmark. Crestmark is a 334-unit garden apartment community that was completed in two phases: a 248-unit first phase in 1993 and an 86-unit second phase in 1997. Crestmark consists of 16 three and four story stacked stone and wood sided buildings, 17 garages and 24 storage units located on a 32.2 acre site on Thornton Road, approximately one-half mile north of its intersection with I-20 in Douglas County. In 1993, Crestmark received two Aurora Awards from the Southeast Builders' Conference, one for "Best Landscape Design in the Southeast" and another for "Best Recreational Facility in the Southeast."

         The Crestmark Community, with its traditional award-winning architecture and landscaped grounds, features a large 14,000 square foot clubhouse with a club room, full kitchen, fitness center and aerobics room, a business center and conference room, two lighted tennis courts, multi-station playground, walking and jogging trail, two free-form swimming pools, stone paver pool decks and a whirlpool spa. In addition to the upscale amenities, Crestmark offers such interior features as nine foot ceilings, crown and chair-rail molding, pickled wood cabinetry in the kitchen and baths, marble vanity tops, fireplaces, vaulted and trey ceilings, Palladian and bay windows in select units, designer wallcoverings and full laundry rooms with washer and dryer connections.

         Crestmark has a variety of floorplans including 29 one bedroom standard units with 704 square feet, 50 one bedroom deluxe units with 816 square feet, 19 one bedroom units of 901 square feet in the second phase, 33 two bedroom standard units with 1,005 square feet, 86 two bedroom deluxe units with 1,110 square feet, 21 two bedroom standard units of 1,223 square feet in the second phase, 22 two bedroom roommate units of 1,285 square feet in the second phase, 50 three bedroom units with 1,295 square feet and 24 three bedroom units of 1,437 square feet in the second phase. The weighted average unit size is 1,079 square feet. As of December 31, 1998, the Community was 95% occupied and rental rates ranged from $610 to $1,000 per month, with a weighted average monthly rent of $806 per unit and $0.75 per square foot. Local real estate taxes were $207,000 in 1998.

Charlotte, NC - Ballantyne

         The following information is based on statistics and estimates published by the Charlotte Chamber of Commerce. During the last ten years, Charlotte's population grew by 24%, which was well above the national growth rate of 9%. Since 1986, employment in Charlotte has grown 29%, compared to the U.S. growth of 14%. Nine of the nation's top 200 banks operate in Charlotte, including NationsBank (which is the nation's largest bank) and First Union Corporation. Other major employers include Carolinas Healthcare System, Charlotte-Mecklenburg School System, Duke Energy Corporation and USAirways. Additionally, nearly 300 of the nation's largest industrial and service corporations listed by FORTUNE magazine have facilities in the area. Education is a top priority in the area as evidenced by The Charlotte-Mecklenburg School System recently receiving a national Community Award for Excellence in Education.

         The Ballantyne Community will be located on a 23.8 acre site at the intersection of Lancaster Highway (old NC-521) and John J. Delaney Drive. The Ballantyne area is the largest mixed-use development in Mecklenburg County. This Community will have approximately 332 garden-style apartments. The Company has not determined the unit mix or developed an estimate of the construction cost. The Community is located near I-485 and I-77, which offers convenient access to downtown Charlotte and I-85.

         The table on the following page summarizes the amenities of each of the existing Communities and the first phase of the Abbotts Bridge Community now under construction. The specific amenities of the development Communities have not yet been fully determined.

                    SUMMARY OF AMENITIES OF THE COMMUNITIES


                                                                                              CLUB-
                     PATIO,      WASHER                                                       HOUSE
                     PORCH       & DRYER     GARDEN      FIRE-    VAULTED      SWIMMING      FITNESS     WHIRL-     CAR   TENNIS
    COMMUNITY       BALCONY     HOOK-UPS      TUBS      PLACES*  CEILINGS*       POOL         CENTER      POOL     WASH   COURT(S)
    ---------       -------     --------      ----      ------   ---------       ----         ------      ----     ----   -------

Existing Communities:

Plantation            Yes          Yes       Yes(1)     Yes(2)      Yes           Yes           Yes      Yes(2)     Yes    Yes-2
Trace


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

Preston Oaks          Yes          Yes         Yes       No         Yes           Yes           Yes       No        Yes    Yes-1

Highland              Yes          Yes         Yes       No         Yes           Yes           Yes       No        Yes    Yes-1
Park

Bentley Place         Yes          Yes         Yes       No         Yes           Yes           Yes       Yes       No     No

Crestmark             Yes          Yes         Yes       Yes        Yes           Yes           Yes       Yes       Yes    Yes-2


Ivey Brook            Yes          Yes         Yes       No         Yes           Yes           Yes       No        Yes    No

Bradford Creek        Yes          Yes         Yes       No         Yes           Yes           Yes       No        Yes    Yes-2

Communities Under Construction:

Phase I               Yes          Yes         Yes       No         No            Yes           No        No        Yes    Yes-1
of Abbotts
Bridge


                                    SAND
                                   VOLLEY-    PLAY-     LAUNDRY
    COMMUNITY                       BALL     GROUND      ROOM       OTHER
    ---------                       ----     ------      ----       -----
Existing Communities:

Plantation                          Yes       Yes         Yes       Riverfront.
Trace                                                               Lake, Nature
                                                                    Preserve

River Oaks                          Yes       Yes         Yes       Riverfront,
                                                                    Nature Preserve

Rosewood                            No        Yes         Yes       Lake,
Plantation                                                          Nature Preserve

Preston Oaks                        No        No          Yes

Highland                            No        Yes         Yes
Park

Bentley Place                       No        No          Yes

Crestmark                           No        Yes         Yes       Nature Preserve,
                                                                    Jogging Trail

Ivey Brook                          No        No          Yes

Bradford Creek                      No        Yes         Yes       Nature Preserve

Communities Under Construction:

Phase I                             No        No          Yes       Lake,
of Abbotts                                                          Nature Trail
Bridge

---------------------

* In select units
(1) Phase II only
(2) Phase I only

Competition

         All of the Communities are located in developed areas, and numerous other apartment projects are located within the market area of each Community. The number of competitive apartment communities in the area could have a material adverse effect on the Company's ability to lease its apartments at the rental rates anticipated, and no assurances can be given regarding the development of additional competing multifamily communities in the future. The remainder of this section summarizes the competition for each of the Communities. The following information reflects the study by the Company of apartment communities in each submarket that are believed by the Company to be closely competitive with the Community or Communities within such submarket. This section includes certain summary information obtained from various sources
- including developers and real estate brokers, as well as on-site visits - regarding those apartment communities. Although the Company has attempted to verify such information and believes that it is substantially accurate on the whole, information regarding a particular community may be incorrect due to the sources relied upon or erroneous information supplied by competitors.

         Plantation Trace, River Oaks, and Bradford Creek. The Duluth market area, which the Company considers to be a two mile radius from these Communities, currently consists of 17 multifamily communities, including River Oaks, Plantation Trace, and Bradford Creek. Although the Bridgewater apartment community which was previously developed and sold by an affiliate of Mr. Roberts - is located more than two miles from Plantation Trace, it is also included in the Duluth market area because it offers units with attached garages and its architecture and amenities are similar to Plantation Trace and its Phase II. Of the 17 existing communities in the area, five were completed in the last year, including Bradford Creek and the second phase of Plantation Trace. Due to the quality of construction, age of the communities, type of amenities, resident profiles and rental rates, the Company believes that only nine of the other 14 communities are in direct competition with Plantation Trace, River Oaks and Bradford Creek.

         Rosewood Plantation and Ivey Brook. The Peachtree Corners multifamily market area, which is a three mile radius from these two Communities, currently consists of 23 multifamily communities, including Rosewood Plantation and Ivey Brook. Of the 23 existing communities in the market area, only four have been built since 1988. The remaining communities range from approximately 12 to 27 years old. The Company believes that Rosewood Plantation and Ivey Brook draw residents from all of the other 21 communities located in the market area but that only six of the 21 communities compete closely with Rosewood Plantation and Ivey Brook.

         Preston Oaks. The Company believes that the north central Perimeter multifamily market area is a two-mile radius around this Community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south, and it currently consists of 24 multifamily communities, including Preston Oaks. Of the 23 other existing communities in the market area, only four were built prior to 1983. The remaining 19 communities range from approximately three to seven years of age. The Company believes that Preston Oaks competes with all 23 of these communities.

         Highland Park. The North Springs multifamily market area is an approximately two-mile radius around this Community. It is generally bounded by the Chattahoochee River to the north and west, Georgia 400 to the east and Dalrymple Road to the south, and currently consists of 35 communities, including Highland Park. Of the 35 existing communities in the market area, only five have been built since 1989. The remaining communities range in age from 11 years to over 20 years. The Company believes that Highland Park will draw residents from all of the 34 communities located in the market area, but that only 11 of the 34 communities will compete closely with Highland Park.

         Bentley Place. The Pleasantdale multifamily market area, which is a two mile radius around Bentley Place, currently consists of 28 multifamily communities, including Bentley Place. Of the 28 existing communities in the market area, only five have been built since 1989. The remaining properties range from approximately 11 to 21 years old. The Company believes that Bentley Place draws residents from all of the other 27 properties located in the market area. However, based upon a comparison of factors such as quality of features, architecture, number and type of amenities, construction quality and age of community, the Company believes that only nine of the 26 communities compete closely with Bentley Place. Each of these nine properties was constructed between 1986 and 1998.

         Crestmark. The Thornton Road multifamily market area is an approximately two-mile radius around the Crestmark Community. It is generally bounded by I-20 to the south, Blairs Bridge Road to the east, and Georgia Highway 78 to the north and west, and it currently consists of eight communities, including Crestmark. Of the eight existing communities in the market area, four have been built since 1990. The Company believes that Crestmark will draw residents from all of the seven other communities located in the market area, but due to their amenities, quality of construction and resident profile, only five of the seven other communities will compete closely with Crestmark.

         Abbotts Bridge. The Alpharetta multifamily market is an approximately two-mile radius around the Abbotts Bridge Community. It is generally bounded by the Chattahoochee River to the east, Old Alabama to the south, GA-400 to the west, and Winward Parkway to the north, and it currently consists of 15 Communities, including Abbotts Bridge. The Company believes that Abbotts Bridge will draw residents from all of the 14 other communities located in the market area, but due to their amenities, quality of construction and resident profile, only 13 of the 14 other communities will compete closely with Abbotts Bridge.

         Ballantyne. The Ballantyne multifamily market is an approximately two-mile radius around the Community. It is generally bounded by the Princeton Road to the east, Providence Road West to the south, Lancaster Highway (old NC-521) to the west, and I-485 to the north, and it currently consists of nine communities, including Ballantyne. The Company believes that Ballantyne will draw residents from all of the eight other communities located in the market area, but due to their amenities, quality of construction and resident profile, only seven of the eight other communities will compete closely with Ballantyne.

         Old Norcross. The Old Norcross multifamily market is an approximately two-mile radius around the Old Norcross Community. It is generally bounded by Herrington Road to the east, Club Drive to the south, Steve Reynolds Boulevard to the west, and Sugarloaf to the north and east, and it currently consists of 23 communities, including Old Norcross. The Company believes that Old Norcross will draw residents from all of the 22 other communities located in the market area, but due to their amenities, quality of construction and resident profile, only 15 of the 22 other communities will compete closely with old Norcross.

Summary of Debt Secured by the Communities

         Certain information regarding the Company's indebtedness secured by the Communities is as follows:

                       Principal                     Principal        Fixed                           Monthly
                       Balance at       Maturity     Balance at       Interest   Amortization      Principal and
  Community            Dec. 31, 1998    Date         Maturity         Rate       Schedule        Interest Payment
  ---------            -------------    --------     ------------     --------   ------------    ----------------

Plantation Trace       $11,880,779      10-15-08     $10,313,081(1)   7.09%        30-year          $ 79,892
River Oaks               9,052,208      11-15-03       8,513,092(2)   7.15         30-year            62,475
Rosewood Plantation      8,063,836      07-15-08       6,939,249(1)   6.62         30-year            51,838
Preston Oaks             8,419,582      10-15-02       8,024,627(2)   7.21         30-year            59,188
Highland Park            7,940,215      02-15-03       7,544,223(2)   7.30         30-year            56,066
Ivey Brook               6,300,065      02-15-07       5,570,481(2)   7.14         30-year            43,318
Bentley Place            3,999,979      08-15-06       3,554,094(2)   7.10         30-year            27,553
Crestmark               15,956,960      10-01-08      13,689,782(3)   6.57         30-year           101,869
Bradford Creek         $ 8,359,293      06-15-08     $ 7,290,206(2)   7.15%        30-year          $ 56,734

------------------

(1) Each of the loans secured by the Plantation Trace and Rosewood Plantation Communities may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan, or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days prior to its maturity date without any prepayment premium.

(2) Each of the loans secured by the River Oaks, Preston Oaks, Highland Park, Ivey Brook, Bentley Place and Bradford Creek Communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan, or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each such loan may be prepaid in full during the last 90 days prior to its maturity date without any prepayment premium.

(3) The loan secured by the Crestmark Community may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loan is prepaid after expiration of the yield maintenance period, but more than ninety days before the maturity date, the prepayment premium shall be 1% of the unpaid principal balance of the note. The loan may be prepaid in full during the last 90 days prior to its maturity date without any prepayment premium.

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

         As described above in "Part I, Item 1, Description of Business - Growth Strategies - Development Strategy," three other multifamily apartment communities that are anticipated to total 986 apartment homes are in the development or construction stage.

Other Real Estate Assets

         The Operating Partnership sold its two retail centers totaling 15,698 square feet on July 17, 1998 for $2,400,000 in cash resulting in a gain, net of minority interest, of $300,000. Net sales proceeds were $2,182,000, after deducting for closing costs and prorations of $218,000. The Company reinvested the net proceeds in new apartment communities. The purchaser was unaffiliated with the Company, and the transaction was negotiated at arms-length. The net book value of the property was $1,715,000 at June 30, 1998. The Company paid Roberts Properties $92,500 for consulting fees in connection with the sale. The retail centers together composed less than 1% of the Company's assets and generated less than 2% of its gross revenues for 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock began trading on the American Stock Exchange ("AMEX") on December 9, 1997 under the symbol "RPI." Before that date there was no established public trading market for the Common Stock. The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX, as well as the quarterly dividends declared per share:

                                                                                                Dividends
                    Quarter Ended                               High             Low            Declared
                    -------------                               ----             ---            --------

                    1997

                    First Quarter                                   N/A              N/A        $0.1250
                    Second Quarter                                  N/A              N/A         0.1300
                    Third Quarter                                   N/A              N/A         0.1300
                    Third Quarter - Special Distribution            N/A              N/A         0.0510
                    December 9 through December 31              $9.5000          $8.1250         0.1400

                    1998

                    First Quarter                                 9.4375          8.2500         0.1425
                    Second Quarter                                9.0000          8.2500         0.1450
                    Third Quarter                                 8.9375          7.3750         0.1450
                    Fourth Quarter                               $7.8750         $7.0625        $0.1450

         On March 22, 1999 there were approximately 1,092 holders of record of the Common Stock.

         As of March 1, 1999, the Company has 4,719,544 Shares outstanding. In addition, 2,753,787 Shares are reserved for issuance to Unitholders from time to time upon their exercise of certain redemption rights as explained in "Part I, Item 1, Description of Business - The Operating Partnership." There is no established public trading market for the Units. As of March 1, 1999, the Operating Partnership had 364 holders of record of Units.

         The Company depends upon distributions from the Operating Partnership to fund its distributions to shareholders. Distributions by the Operating Partnership, and thus distributions by the Company, will continue to be at the discretion of the Board of Directors and will be equal in amount for each Unit and Share. The Company and the Operating Partnership declared quarterly distributions for 1998 that totaled $0.5775 per Share/Unit per annum and for 1997 that totaled $0.576 per Share/Unit per annum (including a special distribution of $0.051 per Share/Unit in October 1997 as a result of the sale of the Company's Autumn Ridge Community). Approximately 26.65% of such 1998 distributions represented ordinary income, 8.85% represented capital gain and the remaining 64.5% represented a return of capital.

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

         Unitholders have the right to require the Operating Partnership to redeem their Units subject to certain limits in the Company's articles of incorporation. A Unitholder who submits Units for redemption will receive, at the election of the Company, either an equal number of Shares or cash in the amount of the average of the daily market prices of the Common

Stock for the 10 consecutive trading days prior to the date of submission multiplied by the number of Units submitted. The Company has adopted a policy of acquiring Units in exchange for Shares rather than cash except as required to comply with federal and state securities laws. During 1998 the Company issued a total of 330,468 Shares in exchange for Units submitted for redemption by 91 Unitholders. In each sale the Company relied upon the "intrastate" exemption from securities registration provided under Section 3(a)(11) of the Securities Act of 1933 and Rule 147 promulgated by the Securities and Exchange Commission regarding intrastate offerings. The Company believes that it has satisfied the conditions of Rule 147 for each sale. Because Unitholders who no longer reside in the State of Georgia receive cash in lieu of Shares, no security was offered or sold to such persons. The certificates evidencing the Shares issued in exchange for Units in reliance on Rule 147 have a Rule 147 "legend" describing the applicable restrictions on transfer printed on them and the Company has issued stop transfer instructions to its transfer agent with respect to such Shares. Further, the offerees were notified that the applicable restrictions on transfer and procedures will apply in connection with the issuance of new certificates for any of the Shares that are presented for transfer during the nine month period from the end of the offering during which transfer of the Shares is restricted to residents of the State of Georgia, provided that such Shares may be resold in ordinary transactions on the American Stock Exchange pursuant to the S-3 Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA.

OPERATING DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------------------
                                                                              1998      1997       1996       1995      1994
                                                                            -------    -------    -------    ------    ------
OPERATING DATA:
Revenues:
   Rental operations                                                        $16,521    $16,831    $14,651    $6,677    $3,202
   Other operating income                                                       710        677        546       289       138
                                                                            -------    -------    -------    ------    ------

     Total revenues                                                          17,231     17,508     15,197     6,966     3,340
                                                                            -------    -------    -------    ------    ------

Expenses:
   Property operating and maintenance expense (exclusive of
     depreciation and amortization) (1)                                       6,071      5,440      5,091     2,207     1,123
   Depreciation of real estate assets                                         5,017      5,708      4,974     2,326       892
   Management fees to related party (2)                                           0        211        760       347       202
   Interest Expense                                                           4,555      4,670      3,724     2,006     1,268
   Interest Income                                                             (384)      (395)      (353)     (277)      (71)
   Amortization of deferred financing costs                                     139        122        141       178       139
   Other amortization expense                                                    52         65         67        69       229
   General and administrative                                                 1,725      1,714        926       430        75
   Acquisition of Roberts Properties Management, LLC (3)                          0      5,900          0         0         0
   Loss on disposal of assets                                                    94        156          0         0         0
   REIT formation expense                                                         0          0          0         0       446
                                                                            -------    -------    -------    ------    ------

     Total expenses                                                          17,269     23,591     15,330     7,286     4,303

   LOSS BEFORE MINORITY INTEREST, GAIN ON SALE OF
     REAL ESTATE ASSETS, AND EXTRAORDINARY ITEMS                                (38)    (6,083)      (133)     (320)     (963)
   MINORITY INTEREST OF UNITHOLDERS
     IN THE OPERATING PARTNERSHIP                                                15      2,646         52       141       228
                                                                            -------    -------    -------    ------    ------

   LOSS BEFORE GAIN ON SALE OF REAL ESTATE
     ASSETS AND EXTRAORDINARY ITEMS                                             (23)    (3,437)       (81)     (179)     (735)
   GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest
     of Unitholders in the Operating Partnership                              1,218      1,012          0         9         0
                                                                            -------    -------    -------    ------    ------

   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                   1,195     (2,425)       (81)     (170)     (735)
   EXTRAORDINARY ITEMS, loss on early extinguishment of debt, net
     of minority interest of Unitholders in the Operating Partnership (4)      (487)      (184)       (99)     (102)     (135)
                                                                            -------    -------    -------    ------    ------

   Net income (loss)                                                        $   708    $(2,609)   $  (180)   $ (272)   $ (870)
                                                                            =======    =======    =======    ======    ======

   INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
     Income (loss) before extraordinary items                               $  0.26    $ (0.58)   $ (0.02)   $(0.08)      N/A
     Extraordinary items                                                      (0.11)     (0.04)     (0.03)    (0.05)      N/A
                                                                            -------    -------    -------    ------    ------
     Net income (loss)                                                         0.15      (0.62)     (0.05)    (0.13)      N/A
                                                                            =======    =======    =======    ======    ======

   Dividends declared (5)                                                   $0.5775    $0.5760    $0.4813       N/A       N/A

                                            1998              1997              1996              1995              1994
                                         ----------        ----------        ----------        ----------        ----------
BALANCE SHEET DATA:
  Real estate assets, before
    accumulated depreciation             $  122,830        $  111,778        $  110,800        $   74,243        $   20,235
  Real estate assets, net of
    accumulated depreciation                105,916            98,377           101,885            70,303            18,607
  Total assets                              125,090           118,350           116,815            77,324            29,174
  Total debt                                 79,973            67,951            63,342            44,019            17,472
  Minority interest of unitholders
    in the operating partnership             15,579            18,861            19,322            13,873             4,838
  Shareholders' equity                       26,526            26,697            29,226            17,728             5,635



OTHER DATA:
  Cash flow provided from (used in):
    Operating activities                 $    5,295        $    5,469        $    5,567        $    1,799        $      117
    Investing activities                    (18,235)           (1,537)          (16,309)          (21,119)           (7,707)
    Financing activities                      9,929                23            12,500            19,716             7,706
                                         ----------        ----------        ----------        ----------        ----------
  Net increase (decrease) in cash
    and cash equivalents                     (3,011)            3,955             1,758               396               116
  Cash and cash equivalents,
    beginning of year                         7,117             3,162             1,404             1,008               892
  Cash and cash equivalents,
    end of year                               4,106             7,117             3,162             1,404             1,008

  Funds from operations (6)                   5,125             5,746             4,908             2,075               158

  Weighted average common shares
    outstanding - basic                   4,638,265         4,187,013         3,799,567         2,023,358         1,206,708
  Weighted average common shares
    outstanding - diluted                 7,547,978         7,404,323         6,244,513         3,617,320         2,243,906

  Total stabilized communities
    (at end of year)                              9                 9                 9                 7                 2
  Total stabilized apartments
    (at end of year)                          1,778             1,756             1,731             1,366               368
  Average physical occupancy
    (stabilized communities) (7)               96.3%             95.4%             97.2%             99.0%             99.5%

----------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes include an adjustment of $588 in 1997 to reduce estimated property tax accruals for two properties that received favorable tax assessments).
(2) Because the Company acquired Roberts Properties Management, LLC ("Roberts Management") on April 1, 1997, the Company paid no management fees to a related party subsequent to April 1, 1997; however, the Company incurred additional general and administrative expenses as a result of managing its properties internally.
(3) On April 1, 1997, the Company acquired Roberts Management, the property management company that managed the Company's multifamily apartment Communities since the Company's inception. The Operating Partnership issued 590,000 Units valued at $10.00 per Unit or $5,900,000 to purchase Roberts Management. The Company manages its own properties using Roberts Management's property management systems and the property management personnel formerly employed by Roberts Management. Although the Company no longer pays 5% of gross property revenues to Roberts Management for property management services, it does bear the actual overhead cost of managing the properties internally. Because Roberts Management, a related party, managed only properties owned by the Company, the transaction was accounted for as the settlement of a contract and expensed for the year ended December 31, 1997.
(4) The extraordinary items resulted from costs associated with the early extinguishment of indebtedness. The extraordinary items have been reduced by the portion related to the minority interest of the Unitholders.
(5) The Company began paying dividends and distributions on its Common Stock and Units beginning on April 15, 1996.
(6) Funds from Operations ("FFO") is defined by the National Association of Real Estate Investment Trust as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. The Company uses the NAREIT definition of FFO, which was adopted for periods beginning after January 1, 1996. The Company considers FFO to be an important measure of its operating performance; however, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP)
as an indication of the Company's financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company considers FFO to be an important measure of its operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. The Company believes that in order to gain a clear understanding of its operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for Shareholders and Unitholders.
(7) Represents the average physical occupancy of the stabilized Communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

         The Company owns multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At December 31, 1998, the Company owned nine completed and stabilized multifamily apartment communities consisting of 1,778 apartment homes. As part of its business plan and growth strategy, the Company sold its 207-unit Autumn Ridge community in August 1997 and its 232-unit Windsong community in January 1998. The Company's decision to sell these two communities was based on their age and locations in markets that are not included in the Company's long-term growth strategy. In July 1998, the Company sold its two small retail centers, which was based on the Company's decision to exit all businesses not related to the long-term ownership of high quality apartment homes. In June 1998, the Company used the equity from its property sales to purchase three separate parcels of land for $11.3 million on which it intends to develop and build three new multifamily communities totaling 986 apartment homes. This development pipeline will increase the size of the Company's portfolio 55% from 1,778 to 2,764 apartment homes. One of the three new communities under development is located in Charlotte, North Carolina, and is the first step in the Company's diversification strategy. The other two communities are located in north Atlanta. Of the Company's 986 new apartment homes to be built, 118 are rental townhomes that are under construction, and the remaining 868 apartment homes are expected to be under construction beginning in the second quarter of 1999.

Results of Operations for the Years Ended December 31, 1998, 1997 and 1996

         For the year ended December 31, 1998, the Company recorded net income of $708,000 or $0.15 per share compared to a net loss of $2,609,000 $0.62 per share for the year ended December 31, 1997 and a net loss of $180,000 or $0.05 per share for the year ended December 31, 1996. The increase in net income of $3,317,000 from 1997 to 1998 is due primarily to the following:

         (a) the April 1, 1997 acquisition of Roberts Properties Management, LLC ("Roberts Management"), an affiliate owned by Mr. Charles S. Roberts, the President and Chairman of the Board;

                  offset by:

         (b) the sales of Autumn Ridge, Windsong, and the two retail centers; and

         (c) the completion of the initial lease-up phase at Ivey Brook in July 1997 and the second phase of Crestmark in August 1997, versus the completion of the initial lease-up phase at Bradford Creek in August 1998 and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998; and

         (d) an increase in average stabilized occupancy from 95.4% to 96.3%.

The increase in net loss of $2,429,000 from 1996 to 1997 is due primarily to the following:

         (a)      the acquisition of Roberts Management; and

         (b) the decrease in average stabilized occupancy from 97.2% to 95.4%; and

         (c) higher interest expense due to the financing of Bentley Place, Ivey Brook and the second phase of Crestmark in August 1996, January 1997 and July 1997, respectively, and the assumption of mortgage debt included with the acquisition of Crestmark in June 1996;

                  which were offset in part by:

         (d)      the gain from the sale of Autumn Ridge; and

         (e) the acquisitions of Bentley Place and Crestmark in March 1996 and June 1996, respectively; and

         (f) the completion of leasing at Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively.

The Company's operating performance for all Communities is summarized in the following table (dollars in thousands):

                                                    YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                              ---------------------------------    ---------------------------------
                                                                           %                                     %
                                               1998         1997        CHANGE       1997        1996         CHANGE
                                              -------      -------     --------    -------      -------       ------
Total operating revenues                      $17,231      $17,508       (1.6)%    $17,508      $15,197        15.2%
Property operating expenses (1)               $ 6,071      $ 6,028        0.7%     $ 6,028      $ 5,091        18.4%
Management fees paid to related party (2)     $     0      $   211     (100.0)%    $   211      $   760       (72.2)%
General and administrative expenses           $ 1,725      $ 1,714        0.6%     $ 1,714      $   926        85.1%
Net operating income (3)                      $11,160      $11,480       (2.8)%    $11,480      $10,106        13.6%
Depreciation of real estate assets            $ 5,017      $ 5,708      (12.1)%    $ 5,708      $ 4,974        14.8%
Average stabilized occupancy (4)                 96.3%        95.4%       0.9%        95.4%        97.2%       (1.8)%
Operating expense ratio (5)                      35.2%        34.4%       0.8%        34.4%        33.5%        0.9%

----------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes excludes an adjustment of $588,000 in 1997 to reduce estimated property tax accruals for two properties that received favorable tax assessments).
(2) Because the Company acquired Roberts Management on April 1, 1997, the Company paid no management fees to a related party subsequent to March 31, 1997; however, the Company incurred additional general and administrative expenses as a result of managing its properties internally.
(3) Net operating income is equal to total operating revenues minus property operating expenses.
(4) Represents the average physical occupancy of the Company's stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following: (a) Highland Park beginning March 1, 1996, Ivey Brook beginning August 1, 1997, the second phase of Crestmark beginning September 1, 1997, the second phase of Preston Oaks beginning August 1, 1998, Bradford Creek beginning September 1, 1998 and the second phase of Plantation Trace beginning December 1, 1998, which are the dates each Community achieved stabilized occupancy; (b) Bentley Place beginning March 1, 1996 and Crestmark beginning June 1, 1996, which are the dates each Community was acquired by the Company, (c) Autumn Ridge only through August 26, 1997, which is the date the property was sold, and (d) Windsong only through January 9, 1998, which is the date the property was sold.
(5) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         The Company's 1998 same-property operating performance, when compared to 1997, was highlighted by a 4.6% increase in operating revenues and a 2.0% increase in average occupancy from 94.2% to 96.2%. The Company's property management team focused on implementing rent increases, achieving high occupancy levels, and providing quality customer service to residents, which contributed to the Company's lease renewal rate of 62.6% during 1998. Same-property results for the seven Communities that were fully stabilized during both years ended December 31, 1998 and 1997 (Bentley Place, Highland Park, River Oaks, Rosewood Plantation, and the first phases of Crestmark, Plantation Trace, and Preston
Oaks) are summarized in the following table (dollars in thousands):

                                                  YEARS ENDED
                                                  DECEMBER 31,             %
                                              ----------------------------------
                                               1998         1997         CHANGE
                                               ----         ----         ------
Rental income                                 $12,817      $12,239          4.7%
Total operating revenues                      $13,267      $12,678          4.6%
Property operating expenses (1)               $ 4,702      $ 4,194         12.1%
Management fees paid to related party (2)     $     0      $   160       (100.0)%
Net operating income (3)                      $ 8,565      $ 8,484          1.0%
Average stabilized occupancy (4)                 96.2%        94.2%         2.0%
Operating expense ratio (5)                      35.4%        33.1%         2.3%
Average monthly rent per apartment home       $   879      $   856          2.7%
Lease renewal percentage (6)                     62.6%        58.6%         4.0%

----------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes excludes an adjustment of $588,000 in 1997 to reduce estimated property tax accruals for two properties that received favorable tax assessments).
(2) Because the Company acquired Roberts Management on April 1, 1997, the Company paid no management fees to a related party subsequent to March 31, 1997; however, the Company incurred additional general and administrative expenses as a result of managing its properties internally.
(3) Net operating income is equal to total operating revenues minus property operating expenses.
(4) Represents the average physical occupancy of the stabilized Communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(5) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.
(6) Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

Operating results for the five Communities that were fully stabilized during both 1997 and 1996 (the Plantation Trace, Preston Oaks, River Oaks, Rosewood Plantation and Windsong Communities) are summarized as follows (dollars in thousands):

                                                 YEAR ENDED
                                                 DECEMBER 31,            %
                                              --------------------------------
                                               1997        1996        CHANGE
                                               ----        ----        ------
Rental income                                 $9,084      $9,114        (0.3)%
Total operating revenues                      $9,364      $9,412        (0.5)%
Property operating expenses (1)               $3,019      $2,983         1.2%
Management fees paid to related party (2)     $  117      $  471       (75.2)%
Net operating income (3)                      $6,345      $6,429        (1.3)%
Average stabilized occupancy (4)                96.2%       98.9%       (2.7)%
Operating expense ratio (5)                     32.2%       31.7%        0.5%
Average monthly rent per apartment home       $  828      $  795         4.2%

----------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes exclude an adjustment of $306,000 in 1997 to reduce estimated property tax accruals for property that received favorable assessments for the 1996 and 1997 tax years).
(2) Because the Company acquired Roberts Management on April 1, 1997, the Company paid no management fees to a related party subsequent to March 31, 1997; however, the Company incurred additional general and administrative expenses as a result of managing its properties internally.
(3) Net operating income is equal to total operating revenues minus property operating expenses.
(4) Represents the average physical occupancy of the stabilized Communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(5) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         The following discussion compares the Company's statements of operations for the years ended December 31, 1998, 1997 and 1996.

         Property operating revenue decreased $277,000 or 1.6% from $17,508,000 for the year ended December 31, 1997 to $17,231,000 for the year ended December 31, 1998. The decrease in operating revenue is due primarily to the following:

         (a) The sales of Autumn Ridge, Windsong, and the two retail centers;

                  offset by:

         (b) a 4.6% increase in same-property revenue, which is due to an increase in occupancy from 94.2% to 96.2% along with a 2.7% increase in the average monthly rent per apartment home from $856 to $879 per month; and

         (c) the lease-up of Bradford Creek and the second phases of Preston Oaks and Plantation Trace during 1998.

         During 1998, operating revenues steadily increased each quarter as shown below:

                       QUARTER                       OPERATING
                        ENDED                        REVENUES
                        -----                        --------
                  March 31, 1998                    $3,920,000
                  June 30, 1998                     $4,127,000
                  September 30, 1998                $4,465,000
                  December 31, 1998                 $4,719,000

         The Company implemented a program to bill residents for their individual water consumption and completed the installation of water-metering equipment in each of its 1,778 existing apartment homes in the fourth quarter of 1998. Billing residents for their water usage is expected to increase the Company's operating revenues by approximately $425,000 per year. Based on a total cost of $380,000 to install the equipment, the payback period will be less than one year. All new apartment communities to be developed by the Company are expected to have water-metering equipment installed in each apartment home during construction.

         Property operating revenue increased $2,311,000 or 15.2% from $15,197,000 for the year ended December 31, 1996 to $17,508,000 for the year ended December 31, 1997. The increase in property operating revenue was due primarily to the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, and the lease-up of Ivey Brook and the second phase of Crestmark in July 1997 and August 1997, respectively. Property operating revenue from the five Communities that were fully stabilized during both 1997 and 1996 decreased 0.5% due primarily to a 2.7% decline in occupancy from 98.9% to 96.2%. The effect of the lower occupancy was partially offset by a 4.2% increase in the average monthly rent per apartment home from $795 during 1996 to $828 during 1997.

         Property operating expenses (excluding depreciation, general and administrative expenses, and management fees) increased $43,000 or 0.7% from $6,028,000 for the year ended December 31, 1997 to $6,071,000 for the year ended December 31, 1998. The increase in property operating expenses is due primarily to the following:

         (a) the sales of Autumn Ridge, Windsong, and the two retail centers;

                  offset by:

         (b) the start of property operations at Bradford Creek and the second phases of Preston Oaks and Plantation Trace, all of which were first leased-up in 1998; and

         (c) a 12.1% increase in same-property expenses due primarily to higher personnel and maintenance costs.

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

         General and administrative expenses increased $11,000 or 0.6% from $1,714,000 for the year ended December 31, 1997 to $1,725,000 for the year ended December 31, 1998 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to increased personnel due to the acquisition of Roberts Management, offset by a reduction in accounting and tax fees, legal, and marketing fees, and the initial fee paid to list the Company's common stock on the American Stock Exchange. General and administrative expenses as a percentage of operating revenues increased from 9.8% for the year ended December 31, 1997 to 10.0% for the year ended December 31, 1998. The Company expects that as it continues to grow, such expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         General and administrative expenses increased $788,000 or 85.1% from $926,000 for the year ended December 31, 1996 to $1,714,000 for the year ended December 31, 1997. The increase is due primarily to the following: (1) the overhead cost of managing the Company's properties internally as a result of acquiring Roberts Management, (2) legal, accounting and listing fees associated with the listing of the Company's stock on the AMEX, (3) the directors and officers liability insurance policy obtained by the Company in September 1996, and (4) the reclassification of certain expenses (including payroll processing fees, uniforms, professional service fees, legal, and recruiting fees) from the property level to general and administrative. General and administrative expenses as a percentage of operating revenues increased from 6.1% for the year ended December 31, 1996 to 9.8% for the year ended December 31, 1997.

         Depreciation expense decreased $691,000 or 12.1% from $5,708,000 for the year ended December 31, 1997 to $5,017,000 for the year ended December 31, 1998. The decrease is due primarily to the sales of Autumn Ridge and Windsong, offset by depreciation from the Communities leased-up in 1998 (because depreciation expense is recorded as apartment homes are completed and available for occupancy).

         Depreciation expense increased $734,000 or 14.8% from $4,974,000 for the year ended December 31, 1996 to $5,708,000 for the year ended December 31, 1997. The increase is due primarily to the following: (1) the acquisition of Bentley Place and Crestmark in March 1996 and June 1996, respectively, and (2) the completion of construction of Ivey Brook and the second phase of Crestmark in 1997.

         On April 1, 1997, the Company acquired Roberts Management, the property management company that had managed the Company's multifamily apartment Communities since the Company's inception. Because Roberts Management, a related party, managed only the properties owned by the Company, the transaction was accounted for as the settlement of a contract and shown as an expense for the year ended December 31, 1997.

         Interest expense decreased $115,000 or 2.5% from $4,670,000 for the year ended December 31, 1997 to $4,555,000 for the year ended December 31, 1998. The decrease is due primarily to the mortgage notes that were repaid due to the sales of Autumn Ridge and Windsong, offset by (1) the financing of Ivey Brook, the second phase of Crestmark, and Bradford Creek in January 1997, July 1997, and June 1998, respectively, (2) the refinancing of the mortgage loan secured by the Rosewood Plantation Community in June 1998 for a higher loan amount, and (3) the refinancing of the mortgage loans secured by the Plantation Trace and Crestmark Communities in September 1998, each for higher loan amounts.

         Interest expense increased $946,000 or 25.4% from $3,724,000 for the year ended December 31, 1996 to $4,670,000 for the year ended December 31, 1997. The increase is due primarily to the following: (1) the financing of Bentley Place, Ivey Brook and the second phase of Crestmark in August 1996, January 1997 and July 1997, respectively, and (2) the mortgage debt assumed by the Company with the acquisition of Crestmark in June 1996, offset by the repayment of the loan on Autumn Ridge due to its sale in August 1997.

         On August 26, 1997, the Company completed the sale of the 207-unit Autumn Ridge Community for $10,601,000 in cash. The sale resulted in a gain, net of minority interest, of $1,012,000. Net sales proceeds were $5,045,000 after deduction for loan repayment, closing costs and prorations. The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with the Company, and the transaction was negotiated at arms-length. The Company paid Roberts Properties a consulting fee of $150,000 at closing.

         On January 9, 1998, the Company completed the sale of the Windsong Community for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets and an extraordinary gain, net of minority interest, of $68,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000, closing costs of $458,000, and prorations of $139,000. The Company paid Roberts Properties a consulting fee of $288,000 at closing. The net cash proceeds from the sale of Windsong were reinvested in undeveloped land in June 1998 as part of a Section 1031 tax-deferred exchange.

         On July 17, 1998, the Company completed the sale of two retail centers for $2,400,000 in cash resulting in a gain, net of minority interest, of $300,000. Net sales proceeds were $2,182,000, after deducting for closing costs of $183,000 and prorations of $35,000. The Company paid Roberts Properties a consulting fee of $92,500 at closing.

         The mortgage notes payable secured by the Rosewood Plantation and Crestmark Communities were refinanced in June and September 1998, respectively, prior to their contractual maturity. The yield maintenance fee and the unamortized loan costs related to the mortgage notes payable at the time of the refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of a debt), including the extraordinary gain of $110,000 on the buyer's assumption of debt related to the sale of Windsong as described above, for the year ended December 31, 1998 was $792,000 (including the minority interests' share of $306,000).

         The mortgage note payable secured by Autumn Ridge was paid in full at the closing of the sale of Autumn Ridge in August 1997, prior to its contractual maturity. Unamortized loan costs of $73,000 and a yield maintenance fee of $252,000 payable at the closing of the sale were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of debt) for the year ended December 31, 1997 was $325,000 (including the minority interests' share of $141,000).

         The mortgage note payable secured by the Highland Park Community was refinanced in January 1996, prior to its contractual maturity. The unamortized loan costs related to the mortgage note payable at the time of the refinancing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of debt) for the year ended December 31, 1996 was $163,000 (including the minority interests' share of $64,000).

Liquidity and Capital Resources

         Comparison of Years Ended December 31, 1998, 1997 and 1996. Cash and cash equivalents decreased $3,011,000 from $7,117,000 during the year ended December 31, 1997 to $4,106,000 during the year ended December 31, 1998. The decrease is due to an increase in cash used in investing activities and a decrease in cash provided by operating activities, offset by an increase in cash provided by financing activities. Cash and cash equivalents increased $3,955,000 from $3,162,000 during the year ended December 31, 1996 to $7,117,000 during the year ended December 31, 1997. The increase is due to a decrease in cash used in investing activities, offset by a decrease in cash provided by operating and financing activities.

         A primary source of liquidity for the Company is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to such apartment homes. Net cash provided by operating activities decreased $174,000 from $5,469,000 during 1997 to $5,295,000 during 1998. The decrease in cash flow from operations is due primarily to the sales of Autumn Ridge and Windsong, offset by additional cash flow from the Communities leased-up in 1998. Net cash provided by operating activities decreased $98,000 from $5,567,000 during 1996 to $5,469,000 during 1997. The additional cash flow from the operations of Bentley Place and Crestmark, which were acquired in March 1996 and June 1996, respectively, and from the Ivey Brook and Crestmark Phase II Communities, was offset by lower occupancy rates and rent concessions from the Company's stabilized Communities. The effects of changes in assets and liabilities are not material in understanding the Company's cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities increased $16,698,000 from $1,537,000 during 1997 to $18,235,000 during 1998. This increase is due primarily to the following:

         (a) the purchase of three separate parcels of land for $11,359,000, on which the Company intends to build three new communities totaling 986 apartment homes; and

         (b) construction costs at Bradford Creek, the second phases of Preston Oaks and Plantation Trace, and the first phase of Abbotts Bridge of $13,913,000 in 1998, compared to construction costs at Ivey Brook, the second phase of Crestmark, and the start of construction at Bradford Creek totaling $10,519,000 in 1997;

                  offset by:

         (c) proceeds from the sales of Windsong and the two retail centers totaled $7,521,000 compared to $10,330,000 in sales proceeds from the sale of Autumn Ridge.

         Net cash used in investing activities decreased $14,772,000 from $16,309,000 during 1996 to $1,537,000 during 1997. This decrease is due primarily to the $10,330,000 in gross sales proceeds from the sale of Autumn Ridge in August 1997. The Company invested $11,867,000 in the construction of new Communities and the purchase of furniture and equipment during 1997 compared to $16,473,000 during 1996. The Company bought no existing apartment communities for cash during these periods.

         Net cash provided by financing activities increased $9,906,000 from $23,000 during 1997 to $9,929,000 during 1998. This increase is due primarily to the following:

         (a) the closing of an $8,400,000 loan in June 1998 on Bradford Creek with a fixed interest rate of 7.15% per annum, a term of ten years, and net cash proceeds of $8,282,000 (based on projected first year stabilized net operating income, the Company expects to earn a 13% leveraged return on its investment in Bradford Creek);

         (b) the refinancing of an existing $6,317,000 loan on Rosewood Plantation in June 1998 for $8,100,000 with a fixed interest rate of 6.62% per annum (compared with 7.38% per annum on the old loan), a term of ten years, and net cash proceeds of $1,474,000;

         (c) the refinancing of an existing $7,686,000 loan on Plantation Trace in September 1998 for $11,900,000 (which included the 50-unit second phase of Plantation Trace), with a fixed interest rate of 7.09% per annum (compared with 7.75% per annum on the old loan), a term of ten years, and net cash proceeds of $3,092,000; an additional $150,000 was escrowed by lender until completion of construction of the additional amenities, which is expected to occur in the second quarter of 1999;

         (d) the refinancing of two existing loans totaling $13,520,000 on Crestmark in September 1998; the new loan amount is $16,000,000 with a fixed interest rate of 6.57% per annum (compared with 7.54% per annum on the old loans), a term of ten years, and net cash proceeds of $1,680,000; and

         (e) an increase of $234,000 in dividends and distributions paid, from $4,088,000 during 1997 to $4,322,000 during 1998;

                  offset by:

         (f) the permanent financing of Ivey Brook in January 1997 that resulted in net cash proceeds of $6,270,000;

         (g) the permanent financing of the second phase of Crestmark in July 1997 that resulted in net cash proceeds of $3,905,000; and

         (h) the payoff of a $4,899,000 mortgage loan in August 1997 from the proceeds of the sale of Autumn Ridge.

         Net cash provided by financing activities decreased $12,477,000 from $12,500,000 during 1996 to $23,000 during 1997. This decrease is due primarily to:

         (a) the payoff of a $4,899,000 mortgage loan in August 1997 from the proceeds of the sale of Autumn Ridge;

         (b) net proceeds of approximately $6,600,000 from the sale of 443,675 Shares in March 1996 and an additional 255,500 Shares in May 1996; and

         (c) the payment of $4,088,000 for four quarterly distributions plus a special distribution on Shares and Units in 1997 compared to the payment of $2,219,000 for three quarterly distributions in 1996;

                  offset by:

         (d) the payment of $1,403,000 to an affiliate of a note payable assumed in the acquisition of Crestmark in June 1996, and

         (e) an increase in net borrowings during 1997 associated with the financing of Ivey Brook for $6,420,000 in January 1997 and the second phase of Crestmark for $4,000,000 in July 1997 compared to the financing of Autumn Ridge for $5,000,000 in March 1996 and the financing of Bentley Place for $4,100,000 in August 1996.

         Existing Debt Structure. The following facts highlight the Company's existing debt structure:

(a) each of the Company's nine Communities is financed with fixed-rate debt;
(b) the average interest rate for all nine Communities is 6.99% per annum;
(c) no debt is scheduled to mature prior to October 2002;
(d) the average term to maturity is eight years; and
(e) debt principal will amortize at a rate of approximately $872,000 per year.

         The following table summarizes the debt for each of the Company's nine
Communities:

                                          FIXED INTEREST                             PRINCIPAL
                                            RATE AS OF                              OUTSTANDING
                                             12/31/98             MATURITY           12/31/98
                                             --------             --------           --------
         Bentley Place                         7.10%              08/15/06          $ 4,000,000
         Bradford Creek                        7.15%              06/15/08            8,359,000
         Crestmark                             6.57%              10/01/08           15,957,000
         Highland Park                         7.30%              02/15/03            7,940,000
         Ivey Brook                            7.14%              02/15/07            6,300,000
         Plantation Trace                      7.09%              10/15/08           11,881,000
         Preston Oaks                          7.21%              10/15/02            8,420,000
         River Oaks                            7.15%              11/15/03            9,052,000
         Rosewood Plantation                   6.62%              07/15/08            8,064,000
                                                                                      ---------
                                                                                    $79,973,000
                                                                                    ===========

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
                                         ===========

         Because the Company anticipates that only a small portion of the principal of such indebtedness will be repaid prior to maturity and that the Company will not have funds on hand sufficient to repay such indebtedness, it will be necessary for the Company to refinance such debt through (a) debt financing collateralized by mortgages on individual Communities or groups of Communities or uncollateralized private or public debt offerings and/or (b) equity offerings.

         During the quarter ended September 30, 1998, the Company started construction on the first phase of Abbotts Bridge, located in north Atlanta. Abbotts Bridge will consist of 118 rental townhomes with occupancies expected to begin in the second quarter of 1999. The Company is funding this first phase with the proceeds from recent mortgage loan financings, operating cash, and a $7,000,000 construction loan, for which the Company received a written commitment on March 9, 1999. On March 5, 1999, the Company received a commitment for a $9,500,000 permanent loan secured by Phase I of the Abbotts Bridge Community. The loan commitment included a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The loan is scheduled to close in August 1999.

         The Company expects to begin construction on an additional 868 apartment homes during the second quarter of 1999, which will include a 287-unit second phase of Abbotts Bridge, a 332-unit community in Charlotte and a 249-unit community located in north Atlanta. The Company paid cash for the land for these three new communities, and it expects to fund the cost of construction with construction loans and cash flow from operations. The Company is in the process of obtaining construction loans, and the Company does not expect to begin substantial construction until construction loans are secured.

         The Company obtained a $1,000,000 revolving line of credit in April 1998 to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of LIBOR + 150 basis points. At December 31, 1998, no amount was outstanding under the line.

         The Company and certain non-owned affiliates of the Company have a $35,000,000 Advised Guidance Line with NationsBank N.A. for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or the prime rate, at the option of the Company, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at the NationsBank's discretion in accordance with normal loan approval procedures. At December 31, 1998, no amount was outstanding under the guidance line.

         The Company anticipates that each Community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. The Company expects to meet its other short-term liquidity requirements generally through its net cash provided by operations, which it believes will be adequate to meet its operating requirements in both the short term and in the long term (greater than 12 months). Improvements and renovations at existing Communities are also expected to be funded from property operations. The Company expects to meet its long-term liquidity requirements, including future developments and debt maturities, through the issuance of additional equity securities and the proceeds from construction loans and future mortgage financings.

Stock Repurchase Plan

         On September 3, 1998, the Company issued a press release announcing that its board of directors had authorized the repurchase of up to 300,000 shares of the Company's outstanding common stock. The Company intends to repurchase its shares from time to time by means of open market purchases depending on availability, its cash position and price per share. The Company repurchased 19,300 shares in 1998 at a total cost of $145,000. From January 1, 1999 through February 26, 1999, the Company repurchased 52,100 shares for $387,000.

Redemptions of Units for Cash

         During the year ended December 31, 1998, the Company paid $122,000 to redeem 14,341 Units from Unitholders who resided outside the state of Georgia. From January 1, 1999 through February 26, 1999, the Company paid $28,000 to redeem 3,917 Units from Unitholders who resided outside the state of Georgia.

Supplemental Disclosure of Funds From Operations

         Funds from Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. The Company computes FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company considers FFO to be an important measure of its operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. The Company believes that in order to gain a clear understanding of its operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for Shareholders and Unitholders. The following table reconciles net income (loss) to FFO (dollars in thousands).

                                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                     1998             1997             1996
                                                                  ----------       ----------       ----------
Net loss                                                          $      708       $   (2,609)      $     (180)
Minority interest of Unitholders in the Operating Partnership            748           (1,866)             (52)
Extraordinary item                                                       487              184               99
Amortization (real estate related)                                        52               65               67
Acquisition of Roberts Management                                          0            5,900                0
Loss on disposal of assets                                                94              156                0
Gain on sale of real estate asset                                     (1,981)          (1,792)               0
Depreciation expense                                                   5,017            5,708            4,974
                                                                  ----------       ----------       ----------

Funds From Operations                                             $    5,125       $    5,746       $    4,908
                                                                  ==========       ==========       ==========

Weighted average Shares and Units
         outstanding during the period                             7,547,978        7,404,323        6,244,513

New Accounting Pronouncements

         Comprehensive Income. The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in shareholders' equity. As of December 31, 1998, the Company had no items of other comprehensive income.

         Segments. The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during 1998. SFAS 131 establishes new standards for disclosure of segment information on the so-called "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Because the Company's real estate portfolio has similar economic characteristics, customers and products and services, the Company evaluates the operating performance of its real estate portfolio as one reportable segment, on the same basis of presentation for internal and external reporting. Therefore, no additional segment information is presented in this report.

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

         The Company has completed an initial assessment of its core computer information systems and is now undertaking the necessary steps to make its systems Year 2000 compliant. The Company's property management software is Year 2000 compliant, and it expects to upgrade its accounting software in the third quarter of 1999 to make it Year 2000 compliant. The cost to upgrade its accounting software is not expected to be material. The Company is currently evaluating and assessing those computer systems that do not relate to information systems, such as telecommunications, HVAC, and fire and safety systems, which typically include embedded technology such as microcontrollers that may be harder to test, and may require repairs or complete replacement. The Company expects to complete this assessment during the second quarter of 1999.

         The Company has contacted all significant vendors, including banks, mortgage loan service companies, and its third party payroll vendor to verify that those vendors are also addressing the problem. The Company has developed contingency plans where necessary. Certain Year 2000 issues that are beyond the Company's control, such as the failure of a utility company to provide power to residents, may adversely affect the Company's operations. At this time, no estimates can be made as to any potential adverse impact that may result from the failure of any of the Company's vendors to become Year 2000 compliant, although the Company continues to believe that there will be no direct material effect on its operating performance or results of operations.

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

      Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of:

- competition and overbuilding in the Company's markets (currently Atlanta and Charlotte);
- increasing operating costs that cannot be passed along to residents through rental rate increases;
- construction risks for the Company's development pipeline due to factors that include unexpected weather problems, shortages in materials and supplies, and labor strikes;
-        risks related to the national and local economic climate;
-        the Company's dependence upon the Atlanta market;
-        risks of entering new markets outside the Atlanta area;
- financing risks including risks of substantial indebtedness, not being able to obtain debt or equity financing to fund the Company's growth strategy, or not being able to refinance its existing mortgage debt beginning in 2002;
- tax risks including the possible effects of changes in tax law and regulation;
-        possible environmental liability; and
- costs of compliance with the Americans With Disabilities Act and similar laws.

      In addition, the market price of the Common Stock may from time to time fluctuate widely as a result of, among other things:

-        the Company's operating results;
-        the operating results of other REITs, particularly apartment REITs; and
-        changes in the performance of the stock market in general.

      Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" section of the prospectus included in the S-3 Registration Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes. The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 4 to the Consolidated Financial Statements. All of the Company's long-term borrowings are under fixed rate instruments, and the Company's line of credit rate is 150 basis points over the three-month LIBOR. The Company has determined that there is no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows.

The table below presents principal reductions and related weighted average interest rates by year of expected maturity for the Corporation's debt obligations.

                                                                                                                       FAIR VALUE
                                                                                                                       DECEMBER 31,
(DOLLARS IN THOUSANDS)               1999       2000      2001       2002         2003     THEREAFTER        TOTAL        1999
---------------------------------------------------------------------------------------------------------------------------------
Principal Reductions in
Mortgage Notes                       $906       $971     $1,042     $9,059      $16,874      $51,121        $79,973      $79,973

Average interest rates               6.99%      6.99%      6.99%      6.96%        6.88%        6.87%          6.99%        6.99%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The financial statements are listed under Item 14(a) and are filed as part of this annual report on the pages indicated.

        Report of Independent Public Accountants (Arthur Andersen LLP).......................   F-1

        Independent Auditors' Report (Deloitte & Touche LLP).................................   F-2

        Consolidated Financial Statements and Schedule for the Years
            Ended December 31, 1998, 1997 and 1996:

        Balance Sheets.......................................................................   F-3

        Statements of Operations.............................................................   F-4

        Statements of Shareholders' Equity...................................................   F-5

        Statements of Cash Flows.............................................................   F-6

        Notes to Financial Statements .......................................................   F-7

        Schedule III - Real Estate and Accumulated Depreciation..............................   S-1


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective December 19, 1997, the Company dismissed Deloitte & Touche LLP, the independent accounting firm that had previously been engaged as the principal accountant to audit the Company's financial statements. Effective that same day, the Company retained the services of Arthur Andersen LLP as the principal accountant to audit the Company's financial statements. See the Company's current report on Form 8-K dated December 19, 1997 for additional information regarding this change.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         Charles S. Roberts, age 52, a director since July 1994, is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Robert's term as a director expires at the 2000 annual meeting of shareholders. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Roberts also owned substantially all of the outstanding interests in Roberts Properties Management, L.L.C. until its acquisition by Roberts Properties Residential, L.P. on April 1, 1997.

         In October 1970 Mr. Roberts established Roberts Properties, Inc. to develop, construct and manage real estate. Beginning in 1985, Mr. Roberts and his affiliates began to focus on developing upscale multifamily residential communities and have won numerous local, regional and national awards for the development of these communities. Mr. Roberts is a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties, Inc. was awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight out of nine years during the period 1988 through 1996. On a national level, Roberts Properties, Inc. was awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments in 1991 and 1992. In 1993, Roberts Properties, Inc. was awarded the coveted Golden Aurora Award for best overall development in the Southeast.

         James M. Goodrich, age 58, a director since October 1994, is a consulting engineer and private investor. Dr. Goodrich's term expires at the 2000 annual meeting of shareholders. Dr. Goodrich is a director of the North American Electric Reliability Council whose mission is to promote the reliability of the electricity supply for North America. In 1975 Dr. Goodrich founded Energy Management Associates, which provides operations and financial planning software and related consulting services to the electric and gas utility industries. Dr. Goodrich was Executive Vice President of Energy Management Associates from 1975 until October 1993 and was a member of its board of directors until 1992, when it was sold to Electronic Data Systems Corporation. Prior to his experience with Energy Management Associates, Dr. Goodrich served in the United States Navy for five years as an officer on the staff of Admiral Hyman Rickover; this position involved technical support of the design and development of nuclear power plants for the Navy. Dr. Goodrich holds a Ph.D. in Nuclear Engineering, a master's degree in Engineering-Economic Systems, and a bachelor of arts degree, all from Stanford University. He also holds a master's degree in Engineering Science from George Washington University. Dr. Goodrich has appeared as an expert witness before numerous state public utility commissions, the Federal Energy Regulatory Commission, federal courts and arbitration panels.

         Wm. Jarell Jones, age 50, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro, Georgia since November 1993. Mr. Jones' term expires at the 1999 annual meeting of shareholders. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming, and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.

         Ben A. Spalding, age 64, a director since October 1994, is Executive Vice President of DHL International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that had served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding's term expires at the 2001 annual meeting of shareholders. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the

Southeast. Mr. Spalding has a bachelor's degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

         George W. Wray, Jr., age 62, a director since February 1995, is a private investor and Senior Partner of the Wray Partnership, a family investment group. Mr. Wray's term expires at the 2001 annual meeting of shareholders. He was employed with International Silver Company from the early 1960s to July 1993, most recently as a Vice President engaged in sales management for the eastern United States. From the July 1993 acquisition of International Silver Company by World Crisa Corporation (a division of Vitro S.A.) through September 1997, Mr. Wray was an independent sales agent for the successor organization . Mr. Wray also served as a Vice President of Spalding & Company, an NASD registered broker-dealer, from 1991 to 1997 and was a registered associate of Spalding & Company from 1983 to 1997. Mr. Wray holds a bachelor's degree in Industrial Relations from the University of North Carolina at Chapel Hill and serves as an elder of the Peachtree Presbyterian Church in Atlanta.

         Dennis H. James, age 51, a director since June 1995, is Executive Vice President of L. J. Melody & Company (formerly Shoptaw-James, Inc.), a commercial mortgage banking firm. Mr. James' term expires at the 1999 annual meeting of shareholders. Mr. James has over 25 years' experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Executive Vice President of L. J. Melody & Company, he is responsible for the Southeast Region's overall production and investor relations. He serves on both the Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor's degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.

         Weldon R. Humphries, age 61, a director since February 1998, is a private investor. Mr. Humphries' term expires at the 2001 annual meeting of shareholders. Mr. Humphries recently retired from a distinguished twenty-year career with Manor Care, Inc. (NYSE: MNR), where he was employed from January 1978 to November 1997 as Senior Vice President responsible for asset management, acquisitions and development, and with Choice Hotels International, Inc. (NYSE:
CHH), where he served as Senior Vice-President responsible for asset management, acquisitions and development from November 1997 to January 1998. Mr. Humphries began his career as a senior mortgage analyst with Connecticut General Life Insurance Company and later worked for Arvida Corporation, where he was responsible for all real estate financing, development and marketing.
Mr. Humphries has a BBA in Marketing from the University of Houston and an MBA in Finance from the University of Hartford. He also served as an officer in the United States Marine Corps.

         Charles R. Elliott, age 45, the Company's Secretary and Treasurer since its inception, is the Company's Chief Financial Officer and has served in that capacity since April 1995. Mr. Elliott served as a director of the Company from October 1994 to February 1995. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master's degree in Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own beneficially more than 10% of the Company's outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in their ownership of the Company's Common Stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of the forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1998, its directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

         The executive officers of the Company are Mr. Charles S. Roberts, the Company's Chairman of the Board, Chief Executive Officer and President, and Mr. Charles R. Elliott, the Company's Secretary and Treasurer since its inception and its Chief Financial Officer since April 1995.

                           Summary Compensation Table

                                                                                Annual Compensation
                                                                  ------------------------------------------------
            Name and Principal Position                           Year            Salary ($)             Bonus ($)
            ---------------------------                           ----            ----------             ---------
            Charles S. Roberts                                    1998              155,769                  0
              Chairman of the Board, Chief                        1997              129,857                  0
              Executive Officer, and President                    1996               75,000                  0

            Charles R. Elliott                                    1998               93,642               30,000
              Secretary, Treasurer and                            1997               75,000               38,500
              Chief Financial Officer                             1996               75,000               16,250


         The Company is not a party to any employment agreements. Certain fees are payable to affiliates of Mr. Roberts under agreements to provide consulting services to the Company in the event of the sale of certain of the Communities. See "Part III, Item 12, Certain Relationships and Related Transactions - Payments to the Roberts Companies for Services - Consulting Fees."

Compensation of Directors

         The Company pays its directors who are not officers of the Company fees for their services as directors. Mr. Roberts, who is the only director who is an officer, is not paid any director fees. Non-officer directors receive a fee of $1,000 for attendance, in person or by telephone, at each meeting of the Board of Directors. In addition, the Company reimburses its directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on behalf of the Company.

Compensation Committee Interlocks and Insider Participation

         Until December 15, 1998, the Compensation Committee of the Board of Directors was composed of Dr. Goodrich, Mr. Jones, and Mr. Wray. Effective that day, Mr. Humphries and Mr. James replaced Dr. Goodrich and Mr. Wray. None of such persons was during 1998, or at any previous time, an officer or employee of the Company or the Operating Partnership.

         Dennis H. James is Executive Vice President of L.J. Melody & Company, formerly Shoptaw-James, Inc., a commercial mortgage banking firm that has originated loans for the Company. In 1998 the Company paid L. J. Melody & Company $63,000 in loan origination fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table describes the beneficial ownership of Shares as of March 1, 1999 for (a) each person who holds more than a 5% interest in the Company, (b) directors, (c) executive officers, and (d) the directors and executive officers as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. Except as described in this paragraph, Unitholders generally have the right to require the Operating Partnership to redeem their Units. The Company's articles of incorporation limit ownership by any one holder to 6% of the outstanding Shares, other than by Mr. Roberts, who is limited to 25%. A Unitholder who submits Units for redemption will receive, at the election of the Company, either an equal number of Shares or cash in the amount of the average of the daily market prices of the Common Stock for the 10 consecutive trading days prior to the date of submission multiplied by the number of Units submitted. On February 1, 1999, however, the Company began a six-month period in which Units cannot be submitted for redemption. After this period, the Company intends to register Shares with the SEC to exchange for Units beginning approximately August 1, 1999. The Company intends to again issue Shares in exchange for Units presented for redemption after the waiting period is over. Because Units can not be redeemed for Shares within 60 days of the date that this report is filed with the SEC, Units owned by such persons are not included in Number of Shares Beneficially Owned. The extent to which the persons hold Units is described in the footnotes. Each of the persons known by the Company to beneficially own more than 5% of the Common Stock has an address in care of the Company's principal office.

                 Name of                         Number of Shares
             Beneficial Owner                   Beneficially Owned         Percent of Shares(1)
             ----------------                   ------------------         --------------------
Charles S. Roberts(2)                                 589,935                      12.5%

George W. Wray, Jr.(3)                                244,468                       5.2

James M. Goodrich(4)                                  256,651                       5.4

Ben A. Spalding(5)                                     13,021                         *

Dennis H. James(6)                                     44,796                         *

Wm. Jarell Jones                                        3,917                         *

Weldon R. Humphries(7)                                 30,000                         *

Charles R. Elliott                                      9,000                         *

All Directors and Executive  Officers as a
Group:   (8 persons)(8)                             1,191,788                      25.3%

------------------------------
*Less than 1%.

(1) The total number of Shares outstanding used in calculating this percentage is 4,719,544, the number of Shares outstanding as of March 1, 1999.

(2) Includes 2,444 Shares owned by his minor daughter. Mr. Roberts also owns 702,313 Units, and a trust for his minor daughter of which he is the sole trustee owns 29,500 Units.

(3) Includes 1,500 Shares owned directly by Mr. Wray; 210,653 Shares owned by a partnership, over which Shares Mr. Wray has voting and investment power as the managing partner of such partnership; 27,257

Shares owned by his wife and 5,058 Shares owned by a trust of which she is a co-trustee. Mr. Wray disclaims beneficial ownership of the 27,257 Shares owned by Mrs. Wray and 5,058 Shares owned by a trust of which she is a co-trustee. Mr. Wray also owns 21,752 Units; 109,868 Units are owned by the partnership previously referenced; and Mr. Wray owns 2,917 Units owned jointly with his daughter, over which Units he shares voting and investment power.

(4) Includes: 14,787 Shares owned directly by Dr. Goodrich; 110,507 Shares owned jointly by Dr. Goodrich and his wife; 106,478 Shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons; and 24,879 Shares owned by a trust for the benefit of a son of Dr. and Mrs. Goodrich and of which Mrs. Goodrich is trustee. Dr. Goodrich's beneficial ownership of Units includes 48,075 Units owned jointly by Dr. and Mrs. Goodrich; and 6,835 Units owned by a trust for the benefit of a son of Dr. and Mrs. Goodrich of which Mrs. Goodrich is trustee. Dr. Goodrich disclaims beneficial ownership of the Units and Shares owned by the trust.

(5) Includes 5,457 Shares owned directly by Mr. Spalding and 7,564 Shares owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding's beneficial ownership of Units includes: 14,655 Units he owns directly; 2,917 Units owned by Mr. Spalding's wife; and 24,401 Units owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding disclaims beneficial ownership of all Units and Shares owned by his wife or partnerships of which she is the managing partner.

(6) Mr. James also owns 2,405 Units.

(7) Owned by a trust of which Mr. Humphries is a co-trustee along with his spouse.

(8) Includes 246,985 Shares as to which directors share voting and investment power with another family member; also includes an aggregate of 64,758 Shares beneficially owned by three directors' wives, as to which Shares such directors disclaim beneficial ownership.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

General

          The Company conducts its business through the Operating Partnership, owns a 63.2% interest in it, and is its sole general partner. Mr. Charles S. Roberts owns all or substantially all of the outstanding shares of Roberts Properties and Roberts Construction, which perform certain services for the Company as explained below. Notes 1 and 8 to the Consolidated Financial Statements of the Company provide further detail regarding certain of the transactions described in this section.

Payments to the Roberts Companies for Services

         Overview. The Operating Partnership has paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. These various arrangements are summarized below.

         Land Acquisitions. On June 22, 1998, the Company purchased the Ballantyne land for $3,540,000 from a local Charlotte investment group unrelated to the Company. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $166,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,660,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Ballantyne project for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties.

         On June 24, 1998, the Company purchased the Abbotts Bridge land for $5,294,000 from Roberts Properties. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $250,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $2,025,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Abbotts Bridge project for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

         On June 25, 1998, the Company purchased the Old Norcross land for $2,525,000 from Roberts Properties Old Norcross, Ltd.. Mr. Roberts, who is the general partner of Roberts Properties Old Norcross, Ltd., received none of the sale proceeds as general partner or otherwise. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $119,250 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,245,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Old Norcross project for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

         Construction Contracts. The Company enters into contractual commitments with Roberts Construction in the normal course of business related to the construction of real estate assets. Roberts Construction is currently constructing the first phase of Abbotts Bridge, consisting of 118 townhomes, and completing the construction of the amenities and final landscaping at the second phase of Plantation Trace. Each of these projects is being completed pursuant to a cost plus 10% contract. Roberts Construction also served as construction administrator and was paid $66,000 for its services in connection with the construction of the second phase of Preston Oaks, which was completed in July 1998. The following table summarizes certain information regarding payments to Roberts Construction for construction projects through March 1, 1999:

                                            ACTUAL/                          AMOUNT
                                           ESTIMATED                        INCURRED        ESTIMATED
                                             TOTAL             TOTAL          FROM          REMAINING
                                           CONTRACT           AMOUNT       1/1/1998 TO     CONTRACTUAL
                                            AMOUNT           INCURRED        3/1/1999       COMMITMENT
                                          -----------      -----------     -----------     -----------
         Bradford Creek ............      $10,396,000      $10,396,000      $  370,000      $        0
         Plantation Trace - Phase II        4,726,000        4,631,000       4,631,000          95,000
         Abbott Bridge - Phase I ...        9,611,000        1,977,000       1,977,000       7,634,000
                                          -----------      -----------      ----------      ----------
                                          $24,733,000      $17,004,000      $6,978,000      $7,730,000
                                          ===========      ===========      ==========      ==========

         Consulting Fees. Affiliates of Mr. Roberts have agreements with the Company to provide consulting services in the event of a sale of the certain of the Communities, with consulting fees ranging from 3% to 6% of the gross sales proceeds of the property sold. These consulting agreement obligations were assumed by the Company at the time of the formation of the Company and as the Company subsequently acquired the limited partnerships that owned the Communities not involved in the formation. These consulting fees as of December 31, 1998 are summarized in the following table:


                           Bentley Place                                      3%
                           River Oaks                                         5%
                           Rosewood Plantation                                5%
                           Preston Oaks                                       5%
                           Highland Park                                      5%
                           Ivey Brook                                         5%
                           Crestmark Phase I                                  5%
                           Crestmark Phase II (land only)                     5%
                           Plantation Trace                                   6%

         The sale of the Windsong community closed on January 9, 1998, at which time a 2.95% consulting fee ($288,000) was paid to an affiliate of Mr. Roberts. On July 17, 1998, the sale of the two retail centers known as Shoppes of River Oaks and Shoppes of Plantation Trace was closed. In accordance with the contract, a consulting fee of 6% ($60,000) was paid to an affiliate of Mr. Roberts for the sale of the Shoppes of Plantation Trace. A negotiated fee of 2.32% ($32,500) was paid to an affiliate of Mr. Roberts in connection with the sale of the Shoppes of River Oaks.

         Development Fees. From January 1, 1998 through March 1, 1999, the Company paid Roberts Properties, Inc. $225,000 for development fees associated with the Abbotts Bridge project, under the arrangement described above in " -Land Acquisitions."

         Other Fees. From January 1, 1998 through March 1, 1998, affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $375,000.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1. and 2. Financial Statements and Schedules.

         The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

INDEX TO FINANCIAL STATEMENTS


                                                                                                PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (Arthur Andersen LLP)...............................    F-1

INDEPENDENT AUDITORS' REPORT (Deloitte & Touche LLP).........................................    F-2

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE FOR THE YEARS ENDED DECEMBER 31,
1998, 1997 AND 1996:

                  Balance Sheets.............................................................    F-3

                  Statements of Operations...................................................    F-4

                  Statements of Shareholders' Equity.........................................    F-5

                  Statements of Cash Flows...................................................    F-6

                  Notes to Financial Statements..............................................    F-7

                  Schedule III - Real Estate and Accumulated Depreciation....................    S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 26, 1999

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Roberts Realty Investors, Inc. (the "Company") for the year ended December 31, 1996. Our audit also included the information with respect to 1996 contained in the financial statement schedule shown on page S-2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Roberts Realty Investors, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the 1996 information contained in such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 1997

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------

                                                                                          DECEMBER 31,        DECEMBER 31,
                                                                                             1998                1997
                                                                                           --------            --------
ASSETS

REAL ESTATE ASSETS - At cost:
     Land                                                                                 $  20,239           $  20,151
     Buildings and improvements                                                              91,407              81,485
     Furniture, fixtures and equipment                                                       11,184              10,142
                                                                                          ---------           ---------
                                                                                            122,830             111,778
     Less accumulated depreciation                                                          (16,914)            (13,401)
                                                                                          ---------           ---------

         Operating real estate assets                                                       105,916              98,377

     Land held for future development                                                         6,065                   0
     Construction in progress and real estate under development                               7,035              11,320
                                                                                          ---------           ---------

         Net real estate assets                                                             119,016             109,697

CASH AND CASH EQUIVALENTS                                                                     4,106               7,117

RESTRICTED CASH                                                                                 470                 468

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $246 and $221 at December 31, 1998 and, 1997, respectively                               1,095                 708

OTHER ASSETS - Net                                                                              403                 360
                                                                                          ---------           ---------

                                                                                          $ 125,090           $ 118,350
                                                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                               $  79,973           $  67,951
     Accounts payable and accrued expenses                                                    1,187                 959
     Dividends and distributions payable                                                      1,092               1,057
     Due to affiliates (including retainage payable of $0 and $226 at
         December 31, 1998 and 1997, respectively)                                              398               2,411
     Security deposits and prepaid rents                                                        335                 414
                                                                                          ---------           ---------

         Total liabilities                                                                   82,985              72,792
                                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                15,579              18,861
                                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares
         issued and outstanding                                                                  --                  --
     Common shares, $.01 par value, 100,000,000 shares authorized, 4,764,037 and
         4,420,508 shares issued at December 31, 1998 and 1997, respectively                     47                  44
     Additional paid-in capital                                                              29,335              29,980
     Less treasury stock, at cost (19,300 shares and 0 shares at
         December 31, 1998 and 1997, respectively)                                             (145)                  0
     Unamortized restricted stock compensation                                                  (92)                  0
     Accumulated deficit                                                                     (2,619)             (3,327)
                                                                                          ---------           ---------
         Total shareholders' equity                                                          26,526              26,697
                                                                                          ---------           ---------

                                                                                          $ 125,090           $ 118,350
                                                                                          =========           =========



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                             ------------------------

                                                                                    1998              1997              1996
                                                                                    ----              ----              ----

OPERATING REVENUES:
     Rental operations                                                           $    16,521       $    16,831      $    14,651
     Other operating income                                                              710               677              546
                                                                                 -----------       -----------      -----------

          Total operating revenues                                                    17,231            17,508           15,197
                                                                                 -----------       -----------      -----------

OPERATING EXPENSES:
     Personnel                                                                         1,805             1,694            1,365
     Utilities                                                                         1,068             1,131              932
     Repairs, maintenance and landscaping                                              1,051             1,090              956
     Real estate taxes                                                                 1,393               724            1,149
     Management fees to related party                                                      0               211              760
     Marketing, insurance and other                                                      754               801              689
     General and administrative expenses                                               1,725             1,714              926
     Depreciation of real estate assets                                                5,017             5,708            4,974
                                                                                 -----------       -----------      -----------

          Total operating expenses                                                    12,813            13,073           11,751
                                                                                 -----------       -----------      -----------

INCOME FROM OPERATIONS                                                                 4,418             4,435            3,446
                                                                                 -----------       -----------      -----------

OTHER INCOME (EXPENSE):
    Acquisition of Roberts Properties Management, L.L.C                                    0            (5,900)               0
     Interest income                                                                     384               395              353
     Interest expense                                                                 (4,555)           (4,670)          (3,724)
     Loss on disposal of assets                                                          (94)             (156)               0
     Amortization of deferred financing costs                                           (139)             (122)            (141)
     Other amortization expense                                                          (52)              (65)             (67)
                                                                                 -----------       -----------      -----------

          Total other expense                                                         (4,456)          (10,518)          (3,579)
                                                                                 -----------       -----------      -----------

LOSS BEFORE MINORITY INTEREST, GAIN ON SALE OF
    REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                                           (38)           (6,083)            (133)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                             15             2,646               52
                                                                                 -----------       -----------      -----------

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS
    AND EXTRAORDINARY ITEMS                                                              (23)           (3,437)             (81)

GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest
    of Unitholders in the Operating Partnership                                        1,218             1,012                0
                                                                                 -----------       -----------      -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                               1,195            (2,425)             (81)

EXTRAORDINARY ITEMS - Loss on early extinguishment of debt, net of
    minority interest of Unitholders in the Operating Partnership                       (487)             (184)             (99)
                                                                                 -----------       -----------      -----------

NET INCOME (LOSS)                                                                $       708       $    (2,609)     $      (180)
                                                                                 ===========       ===========      ===========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

     Income (loss) before extraordinary items                                    $      0.26       $     (0.58)     $     (0.02)

     Extraordinary items                                                               (0.11)            (0.04)           (0.03)
                                                                                 -----------       -----------      -----------

     Net income (loss)                                                           $      0.15       $     (0.62)     $     (0.05)
                                                                                 ===========       ===========      ===========

     Weighted average common shares - basic                                        4,638,265         4,187,013        3,799,567

     Weighted average common shares - diluted                                      7,547,978         7,404,323        6,244,513


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------


                                                     COMMON SHARES
                                                     -------------     ADDITIONAL                                         TOTAL
                                               NUMBER OF                PAID-IN   TREASURY    DEFERRED   ACCUMULATED  SHAREHOLDERS'
                                             SHARES ISSUED    AMOUNT    CAPITAL    SHARES   COMPENSATION   DEFICIT      EQUITY
                                             --------------------------------------------------------------------------------------


BALANCE AS OF DECEMBER 31, 1995               2,676,381      $  26      $18,240     $  0         $0        $(538)        $17,728
   Proceeds of share offering, net              699,175          7        6,045                                            6,052
   Conversion of units to shares                 65,833          1          447                                              448
   Issuance of common shares in the
        acquisition of partnerships             744,940          8        7,068                                            7,076
   Dividends declared ($0.48125 per share)                               (1,834)                                          (1,834)
   Adjustment for minority interest in
        the Operating Partnership                                           (64)                                             (64)
   Net loss                                                                                                  (180)          (180)
                                             --------------------------------------------------------------------------------------

 BALANCE AS OF DECEMBER 31, 1996              4,186,329         42       29,902        0          0          (718)        29,226
    Conversion of units to shares               234,179          2        1,410                                            1,412
    Dividends declared ($0.576 per share)                                (2,444)                                          (2,444)
    Adjustment for minority interest in
         the Operating Partnership                                        1,112                                            1,112
    Net loss                                                                                               (2,609)        (2,609)
                                             --------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1997               4,420,508        44       29,980         0          0        (3,327)        26,697
   Conversion of units to shares                330,468         3        2,002                                             2,005
   Dividends declared ($0.5775 per share)                               (2,702)                                           (2,702)
   Adjustment for minority interest in
        the Operating Partnership                                           66                                                66
   Repurchase of Units                                                    (122)                                             (122)
   Restricted stock issued to employees          13,061                    111                 (111)                           0
   Amortization of deferred compensation                                                         19                           19
   Treasury stock (19,300 shares at cost)                                           (145)                                   (145)
   Net income                                                                                                 708            708
                                             --------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1998               4,764,037       $47      $29,335     ($145)      ($92)      $(2,619)       $26,526
                                             ======================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------


                                                                                                      YEARS ENDED DECEMBER 31,
                                                                                                      ------------------------
                                                                                                    1998         1997         1996
                                                                                                    ----         ----         ----
OPERATING ACTIVITIES:
  Net income (loss)                                                                            $      708      (2,609)       (180)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Minority interest of Unitholders in the Operating Partnership                                     (15)     (2,646)        (52)
    Gain on sale of real estate assets                                                             (1,218)     (1,012)          0
    Loss on disposal of assets                                                                         94         156           0
    Depreciation and amortization                                                                   5,208       5,895       5,182
    Non-cash interest                                                                                   0         (55)        (55)
    Acquisition of Roberts Properties Management, L.L.C                                                 0       5,900           0
    Extraordinary items, net of minority interest of Unitholders in the Operating Partnership         487         184          99
    Amortization of deferred compensation                                                              19           0           0
  Changes in assets and liabilities:
    Decrease in restricted cash                                                                       148          64          85
    Decrease (increase) in other assets                                                               (34)        (15)        247
    Increase (decrease) in accounts payable and accrued expenses relating to operations               (23)        (94)        471
    Decrease in due to affiliates relating to operations                                                0        (251)       (225)
    Decrease in security deposits and prepaid rent                                                    (79)        (48)         (5)
                                                                                               ----------   ---------   ---------

               Net cash provided by operating activities                                            5,295       5,469       5,567
                                                                                               ----------   ---------   ---------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate assets                                                         7,521      10,330           0
  Acquisition and construction of real estate assets                                             (25,756)    (11,867)    (16,473)
  Cash acquired in mergers                                                                             0           0         164
                                                                                               ----------   ---------   ---------

               Net cash used in investing activities                                              (18,235)     (1,537)    (16,309)
                                                                                               ----------   ---------   ---------

FINANCING ACTIVITIES:operations
  Proceeds from mortgage notes payable                                                             44,400      10,420      26,528
  Proceeds from mortgage notes payable held in escrow                                                (150)          0           0
  Payoff of mortgage notes, including prepayment penalty                                          (28,291)     (5,151)          0
  Principal repayments on mortgage notes payable                                                     (788)       (913)    (17,334)
  Payment of loan costs                                                                              (653)       (245)       (451)
  Proceeds from short-term loan                                                                       350           0           0
  Payoff of short-term loan                                                                          (350)          0           0
  Proceeds from issuance of shares                                                                      0           0       6,589
  Payment of share and unit issuance costs                                                              0           0        (613)
  Repurchase of Units                                                                                (122)          0           0
  Repurchase of treasury stock                                                                       (145)          0           0
  Payment of dividends and distributions                                                           (4,322)     (4,088)     (2,219)
                                                                                               ----------   ---------   ---------

        Net cash provided by financing activities                                                   9,929          23      12,500
                                                                                               ----------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (3,011)      3,955       1,758

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                        7,117       3,162       1,404
                                                                                               ----------   ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                         $    4,106   $   7,117   $   3,162
                                                                                               ==========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                                    $    5,079   $   4,722   $   4,347
                                                                                               ==========   =========   =========



The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

         The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and had a 63.0% and 58.6% ownership interest at December 31, 1998 and 1997, respectively. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. Units of limited partnership interest ("Units") in the Operating Partnership outstanding at December 31, 1998 and 1997 were 2,784,611 and 3,129,420, respectively. Units held by the minority interest as a percentage of total Units and shares of common stock ("Shares") of the Company outstanding were 37.0% and 41.4% at December 31, 1998 and 1997, respectively. The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

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

         At December 31, 1998, the Company owned nine completed multifamily apartment communities totaling 1,778 apartment homes, and an additional 118 rental townhomes were under construction. On January 9, 1998, the Company sold a 232-unit apartment community located on St. Simons Island, Georgia. On July 17, 1998, the Company sold its two retail centers totaling 15,698 square feet located at the entrance to two of its multifamily apartment communities. The Company also held land under development on which it expects to develop units in Charlotte and Atlanta in 1999.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying consolidated financial statements include the consolidated accounts of the Company and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the minority interest of the unitholders in the Operating Partnership.

         The minority interest of the Unitholders in the Operating Partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued. The minority interest of the Unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of Units outstanding during the period, which was 38.5%, 43.5% and 39.2% for the years ended December 31, 1998, 1997 and 1996, respectively. The minority interest of the Unitholders was $15,579,000 and $18,861,000 at December 31, 1998 and 1997, respectively.

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

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REAL ESTATE ASSETS AND DEPRECIATION. All real estate assets are to be held and used and are recorded at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. None of the Company's real estate assets have required write-downs.

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

         REVENUE RECOGNITION. The Company leases its residential properties under operating leases with terms generally one year or less. Rental income is recognized when earned, which is not materially different than revenue recognition on a straight-line basis.

         CASH AND CASH EQUIVALENTS. All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

         RESTRICTED CASH. Restricted cash consists of resident security deposits and monies held by lenders for the payment of real estate taxes and insurance and from proceeds on mortgage financings.

         DEFERRED FINANCING COSTS. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

         INTEREST AND REAL ESTATE TAXES. Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $580,000, $388,000 and $527,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

         INCOME TAXES. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

         EARNINGS PER SHARE. Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed to reflect the potential dilution of all instruments or securities which are convertible into shares of common stock.

         NEW ACCOUNTING PRONOUNCEMENTS

         COMPREHENSIVE INCOME. The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income," during 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in shareholders' equity. As of December 31, 1998, the Company had no items of other comprehensive income.

         SEGMENTS. The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during 1998. SFAS 131 establishes new standards for disclosure of segment information on the so-called "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Because the Company's real estate portfolio has similar economic characteristics, customers and products and services, the Company evaluates the operating performance of its real estate portfolio as one reportable segment, on the same basis of presentation for internal and external reporting. Therefore, no additional segment information is presented in this report.

         RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the 1998 presentation.


3.       ACQUISITIONS AND DISPOSITIONS

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

         In June 1996, the Company acquired the assets and liabilities of The Crestmark Club, L.P. ("Crestmark, L.P."), which included a 248-unit apartment community and 8.8 acres of adjoining land for the development of an 86-unit second phase to the Crestmark community. In connection with the acquisition, the Operating Partnership issued 746,715 Units valued at $9.75 per Unit (totaling $7,280,000, net of issuance costs) in exchange for the assets and liabilities of Crestmark, L.P.

         The Bentley Place, L.P. and Crestmark, L.P. acquisitions were accounted for as purchases, and the related acquisition costs were allocated to the assets acquired and liabilities assumed based on their fair values.

         On April 1, 1997, the Company acquired Roberts Properties Management, L.L.C. ("Roberts Management"), the property management company that managed the Company's multifamily apartment communities since the Company's inception, from Mr. Roberts. The Operating Partnership issued a total of 590,000 Units valued at $10.00 per Unit or $5,900,000 to purchase Roberts Management. Because Roberts Management, a related party, managed only the properties owned by the Company, the transaction has been accounted for as the settlement of a contract and has been expensed in the year ended December 31, 1997.

         On August 26, 1997, the Company completed the sale of the Autumn Ridge community for $10,601,000 in cash. The sale resulted in a net gain of $1,012,000, net of minority interest of Unitholders in the Operating Partnership.

         The Company acquired Autumn Ridge in December 1995. Autumn Ridge is a 207-unit apartment home community located in Cobb County in the Atlanta metropolitan area. Net sale proceeds were $5,045,000 after deduction for loan repayment of $5,162,000 and closing costs and prorations of $394,000. The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with the Company, and the transaction was negotiated at arm's-length. See Note 8 - Related Party Transactions.

         On January 9, 1998, the Company completed the sale of the Windsong Community for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets and an extraordinary gain, net of minority interest, of $68,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. The Company reinvested the net sales proceeds in replacement properties in connection with a Section 1031 tax-deferred exchange as described below. See Note 8 - Related Party Transactions.

         On June 22, 1998, the Company purchased approximately 23.8 acres of undeveloped land in the Ballantyne area of Charlotte, North Carolina for $3,540,000 from a local Charlotte investment group. The Company intends to construct a 332-unit multifamily apartment community on the property, which is anticipated to begin in the second quarter of 1999. See Note 8 - Related Party Transactions.

         On June 24, 1998, the Company purchased approximately 49.1 acres of undeveloped land located in north Fulton County, Georgia for $5,294,000 from Roberts Properties, Inc., an affiliate owned by Mr. Roberts. The Company intends to construct a 405-unit multifamily apartment community on the property. Construction of the 118-unit first phase began in the third quarter of 1998, and the Company anticipates that construction on the 287-unit second phase will begin in the second quarter of 1999. See Note 8 Related Party Transactions.

         On June 25, 1998, the Company purchased approximately 35.3 acres of undeveloped land located in Gwinnett County, Georgia for $2,525,000 from Roberts Properties Old Norcross, Ltd. The Company intends to construct a 249-unit multifamily apartment community on the property, which is anticipated to begin in the second quarter of 1999. See Note 8 - Related Party Transactions.

         On July 17, 1998, the Company completed the sale of its two retail centers for $2,400,000 in cash resulting in a gain, net of minority interest, of $300,000. Net sales proceeds were $2,182,000, after deducting for closing costs and prorations of $218,000. The purchaser is unaffiliated with the Company, and the transaction was negotiated at arm's-length. The net book value of the property was $1,715,000 at June 30, 1998. See Note 8 - Related Party Transactions.

         Unaudited pro forma amounts for the years ended December 31, 1998 and 1997, assuming the sales of Autumn Ridge, Windsong, and the two retail centers and the acquisition of Roberts Management had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisition and sales occurred at the beginning of the periods presented, nor is it indicative of future results.



                                                                           1998              1997
                                                                           ----              ----
         Total operating revenues                                        $17,067            $14,475
         Income (loss) before extraordinary items                           (129)              (295)
         Net income (loss)                                                  (684)              (295)

         Per Share Data - Basic and Diluted
                  Income (loss) before extraordinary items               $ (0.03)           $ (0.07)
                  Net income (loss)                                        (0.15)             (0.07)


4.       NOTES PAYABLE

         LINE OF CREDIT. The Company obtained a $1,000,000 revolving unsecured line of credit (the "Line") in April 1998 to provide funds for short-term working capital purposes. The Line has a one-year term and bears an interest rate of LIBOR + 150 basis points. At December 31, 1998, no amount was outstanding under the Line.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following Communities at December 31, 1998 and 1997, as follows:


                                                                 FIXED INTEREST          PRINCIPAL OUTSTANDING
                                                                   RATE AS OF
         PROPERTY SECURING MORTGAGE              MATURITY           12/31/98          12/31/98            12/31/97
         --------------------------              --------           --------          --------            --------
         Bentley Place                           08/15/06            7.10%         $  4,000,000        $  4,045,000
         Bradford Creek                          06/15/08            7.15             8,359,000                   0
         Crestmark  - phase I (old)              05/01/01            7.50                     0           9,652,000
         Crestmark - phase II (old)              05/01/01            7.65                     0           3,985,000
         Crestmark (new, both phases)            10/01/08            6.57            15,957,000                   0
         Highland Park                           02/15/03            7.30             7,940,000           8,030,000
         Ivey Brook                              02/15/07            7.14             6,300,000           6,367,000
         Plantation Trace (old)                  09/15/00            7.75                     0           7,775,000
         Plantation Trace (new)                  10/15/08            7.09            11,881,000                   0
         Preston Oaks                            10/15/02            7.21             8,420,000           8,519,000
         River Oaks                              11/15/03            7.15             9,052,000           9,151,000
         Rosewood Plantation (old)               06/01/01            7.38                     0           6,357,000
         Rosewood Plantation (new)               07/15/08            6.62             8,064,000                   0
         Windsong                                02/01/00            9.00%                    0           4,070,000
                                                                                   ------------        ------------

                                                                                   $ 79,973,000        $ 67,951,000
                                                                                   ============        ============

         The Company and certain non-owned affiliates of the Company have a $35,000,000 Advised Guidance Line with NationsBank N.A. for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or the prime rate, at the option of the borrower, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at NationsBank's discretion in accordance with normal loan approval procedures. At December 31, 1998, there was no balance outstanding under the guidance line.

         On December 19, 1997, the Company received a commitment for an $8,400,000 loan secured by the Bradford Creek Community. The terms of the commitment included a 10-year term with a fixed interest rate of 7.15% payable in monthly installments of $56,734 based on a 30-year amortization schedule. The loan was closed on June 1, 1998. See Note 8
         - Related Party Transactions.

         On February 12, 1998, the Company received a commitment for an $11,900,000 loan secured by the Plantation Trace Community. The loan commitment included a 10-year term with a fixed interest rate of 7.09% payable in monthly installments of $79,892 based on a 30-year amortization schedule. The loan was closed on September 29, 1998, and the existing mortgage note was repaid. The lender escrowed $150,000 of the proceeds pending completion of construction of the 50-unit second phase of Plantation Trace. Although the 50 apartment units were completed in 1998, the fitness center and other amenities will not be complete until the second quarter of 1999.

         On May 21, 1998, the Company received a commitment for an $8,100,000 loan secured by the Rosewood Plantation Community. The loan commitment included a 10-year term with a fixed interest rate of 6.62% payable in monthly installments of $51,838 based on a 30-year amortization schedule. The loan was closed on June 23, 1998, and the existing mortgage note was repaid.

         On July 21, 1998, the Company received a commitment for a $16,000,000 loan secured by the Crestmark Community. The loan commitment included a 10-year term with a fixed interest rate of 6.57% payable in monthly installments of $101,869 based on a 30-year amortization schedule. The loan was closed on September 30, 1998, and the existing two mortgage notes were repaid.

         The scheduled principal payments of all debt outstanding at December 31, 1998 for each of the years ending December 31 are as follows:


                 1999                                     $      906,000
                 2000                                            971,000
                 2001                                          1,042,000
                 2002                                          9,059,000
                 2003                                         16,874,000
                 Thereafter                                   51,121,000
                                                              ----------

                Mortgage notes payable                       $79,973,000
                                                              ==========


         Real estate assets having a combined depreciated cost of approximately $103,961,000 serve as collateral for the outstanding debt at December 31, 1998.


5.       EXTRAORDINARY ITEMS

         The 1998 extraordinary items are comprised of (1) the write-off of unamortized debt premium associated with the January 9, 1998 buyer's assumption of the mortgage note secured by the Windsong Community upon sale of the property, (2) the write-off of unamortized loan costs and prepayment fee to the lender for the refinancing of the mortgage note secured by the Rosewood Plantation Community on June 23, 1998, and (3) the write-off of unamortized loan costs and prepayment fee to the lender for the refinancing of the mortgage notes secured by the Crestmark Community on September 30, 1998. These extraordinary items are net of $306,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, based on the weighted average number of Units outstanding during the period.

         The 1997 extraordinary item resulted from the write-off of unamortized deferred financing costs and debt prepayment associated with the August 26, 1997 repayment of the mortgage note secured by the Autumn Ridge Community upon sale of the property. The extraordinary item is net of $140,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, based on the weighted average number of Units outstanding during the period.

         The 1996 extraordinary item resulted from the write-off of unamortized deferred financing costs associated with the January 31, 1996 refinancing of the mortgage note secured by the Highland Park community. The extraordinary item is net of $64,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, based on the weighted average number of Units outstanding during the period.

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

         Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 1998 and 1997. Fixed rate mortgage debt with carrying values of $79,973,000 and $67,951,000 at December 31, 1998 and 1997, respectively, is estimated by management to approximate fair value based upon interest rates available to the Company for debt with similar terms and maturities.


7.       SHAREHOLDERS' EQUITY

         EXCHANGES OF UNITS FOR SHARES. During the years ended December 31, 1998, 1997, and 1996, a total of 330,468, 234,179, and 65,833 Units, respectively, were exchanged for the same number of Shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         REDEMPTIONS OF UNITS FOR CASH. During the year ended December 31, 1998, a total of 14,341 Units were redeemed for cash of $122,000. No Units were redeemed for cash in 1997 or 1996.

         RESTRICTED STOCK AWARDS. During the year ended December 31, 1998, the Company granted 13,061 shares of restricted stock to certain employees. The market value of these restricted stock grants totaled $111,000, which was recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. This restricted stock vests 100% at the end of a three-year vesting period and is being amortized to compensation expense ratably over the vesting period. The Company issued no restricted stock grants in 1997 or 1996.

         TREASURY STOCK REPURCHASES. On September 3, 1998, the Company issued a press release announcing that its board of directors had authorized the repurchase of up to 300,000 shares of the Company's outstanding common stock. The Company intends to repurchase its shares from time to time by means of open market purchases depending on availability, its cash position and price per share. The Company repurchased 19,300 shares in 1998 at a total cost of $145,000. From January 1, 1999 through February 26, 1999, the Company repurchased 52,100 shares for $387,000.

         DIVIDENDS. On December 15, 1998, the Company's Board of Directors declared a quarterly distribution in the amount of $0.145 per common Share and Unit payable on January 15, 1999 to shareholders and unitholders of record on December 31, 1998. Of the total dividends declared for 1998 totaling $0.5775 per share, approximately $0.16 per share represents ordinary income, $0.05 per share represents capital gain and $0.37 per share represents a return of capital to the shareholders. On December 16, 1997, the Company's Board of Directors declared a quarterly distribution in the amount of $0.14 per common Share and Unit payable on January 15, 1998 to shareholders and unitholders of record on December 31, 1997. Of the total dividends declared for 1997 totaling $0.576 per share, approximately $0.19 per share represented ordinary income, $0.21 per share represented capital gain, and $0.18 per share represented a return of capital to the shareholders. Of the total dividends declared for 1996 totaling $0.48125 per share, approximately $0.39 per share represented ordinary income, and $0.09 per share represented a return of capital to the shareholders.

         EARNINGS PER SHARE. Reconciliations of income available to common shareholders and weighted average Shares and Units used in the Company's basic and diluted earnings per share computations are detailed below (dollars in thousands).


                                                                                  1998              1997            1996
                                                                                  ----              ----            ----
Income (loss) before extraordinary items - basic                             $    1,195        $    (2,425)      $       (81)
Minority interest of Unitholders in the Operating
   Partnership in income (loss) before extraordinary items                          748             (1,866)              (52)
                                                                             ----------        -----------       -----------

Income (loss) before extraordinary items - diluted                           $    1,943        $    (4,291)      $      (133)
                                                                             ==========        ===========       ===========


Net income (loss) - basic                                                    $      708        $    (2,609)      $      (180)
Minority interest of Unitholders in Operating
 Partnership in net income (loss)                                                   442             (2,006)             (116)
                                                                             ----------        -----------       -----------

Net income (loss) - diluted                                                  $    1,150        $    (4,615)      $      (296)
                                                                             ==========        ===========       ===========


Weighted average Shares - basic                                               4,638,265          4,187,013         3,799,567
Dilutive Securities - weighted average Units                                  2,909,713          3,217,310         2,444,946
                                                                             ----------        -----------       -----------

Weighted average Shares - diluted                                             7,547,978          7,404,323         6,244,513
                                                                             ==========        ===========       ===========


8.       RELATED PARTY TRANSACTIONS

         LAND ACQUISITIONS. On June 22, 1998, the Company purchased the Ballantyne land for $3,540,000 from a local Charlotte investment group unrelated to the Company. As part of the closing costs, the Operating Partnership paid Roberts Properties, Inc., an affiliate of the Company owned by Mr. Roberts ("Roberts Properties"), an acquisition fee of $166,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,660,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Ballantyne project for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties.

         On June 24, 1998, the Company purchased the Abbotts Bridge land for $5,294,000 from Roberts Properties. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $250,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $2,025,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Abbotts Bridge project for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

         On June 25, 1998, the Company purchased the Old Norcross land for $2,525,000 from Roberts Properties Old Norcross, Ltd. ("Old Norcross, Ltd."). (Mr. Roberts, who is the general partner of Old Norcross, Ltd., received none of the sale proceeds as general partner or otherwise.) As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $119,250 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts

         Properties a fee of $1,245,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Old Norcross project for a period of eighteen months. The independent members of the Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

         On March 29, 1996, the Operating Partnership purchased 22.5 acres of land for $1,628,000 from an affiliate of Mr. Roberts for the development and construction of the 180-unit Bradford Creek apartment community.

         CONSTRUCTION CONTRACTS. The Company enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Properties Construction, Inc. ("Roberts Construction"), an affiliate of the Company owned by Mr. Roberts. Roberts Construction is currently constructing the first phase of Abbotts Bridge, consisting of 118 townhomes, and completing the construction of the amenities and final landscaping at the second phase of Plantation Trace. Each of these projects is being completed pursuant to cost plus 10% contract. Roberts Construction also served as construction administrator and was paid $66,000 for its services in connection with the construction of the second phase of Preston Oaks, which was completed in July 1998. These contract amounts for projects started and/or completed during the last three years, from inception through December 31, 1998, are summarized in the following table:



                                                      ACTUAL/
                                                     ESTIMATED                                   ESTIMATED
                                                       TOTAL                                     REMAINING
                                                     CONTRACT                AMOUNT              CONTRACTUAL
                                                      AMOUNT                INCURRED             COMMITMENT
                                                      ------                --------             -----------

Highland Park                                        $8,741,000            $ 8,741,000            $         0
Ivey Brook                                            7,774,000              7,774,000                      0
Crestmark Club - Phase II                             4,817,000              4,817,000                      0
Bradford Creek                                       10,394,000             10,394,000                      0
Plantation Trace - Phase II                           4,726,000              4,513,000                213,000
Abbott Bridge - Phase I                               9,611,000              1,005,000              8,606,000
                                                     ----------            -----------            -----------

                                                    $46,063,000            $37,244,000            $ 8,819,000
                                                    ===========            ===========            ===========


         The Company paid Roberts Construction for labor and materials to perform repairs and maintenance for the communities in the amount of $52,000, $513,000 and $2,174,000 in 1998, 1997 and 1996, respectively.

         DEVELOPMENT FEES. Roberts Properties received fees for various development services including market studies, business plans, design, finish selection, interior design and construction administration. Fees incurred totaled $0, $990,000 and $430,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         MANAGEMENT FEES. Roberts Management provided property management services to the Company through March 31, 1997 for a fee of 5% of gross income. On April 1, 1997, the Company acquired Roberts Management and, as a result, no longer pays 5% of gross property revenues to Roberts Management, although it does bear the actual overhead cost of managing the properties internally. Property management fees incurred totaled $0, $211,000 and $760,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company reimbursed Roberts Management for the salaries of the on-site property management personnel through March 31, 1997.

         CONSULTING FEES. Affiliates of Mr. Roberts have agreements with the Company to provide consulting services in the event of a sale of certain of the communities, with consulting fees ranging from 3% to 6% of the gross sales proceeds of the property sold. These consulting agreement obligations were assumed by the Company at the time of the formation of the Company and as certain limited partnerships were subsequently acquired. These consulting fees as of December 31, 1998 are summarized in the following table:


                Bentley Place                                      3%
                River Oaks                                         5%
                Rosewood Plantation                                5%
                Preston Oaks                                       5%
                Highland Park                                      5%
                Ivey Brook                                         5%
                Crestmark Phase I                                  5%
                Crestmark Phase II (land only)                     5%
                Plantation Trace                                   6%


         The sale of the Windsong community closed on January 9, 1998 at which time a 2.95% consulting fee ($288,000) was paid to an affiliate of Mr. Roberts. On July 17, 1998, the sale of the two retail centers known as Shoppes of River Oaks and Shoppes of Plantation Trace was closed. In accordance with the contract, a consulting fee of 6% ($60,000) was paid to an affiliate of Mr. Roberts for the sale of the Shoppes of Plantation Trace. A negotiated fee of 2.32% ($32,500) was paid to an affiliate of Mr. Roberts in connection with the sale of the Shoppes of River Oaks.

         OTHER FEES. During 1998, 1997 and 1996, affiliates of Mr. Roberts received fees and cost reimbursements for services related to (1) leasing administration services at the Shoppes of River Oaks and Shoppes of Plantation Trace ($31,000), (2) the merger of Bentley Place, L.P. into the Operating Partnership in January 1996 ($50,000),
         (3) the merger of Crestmark, L.P. into the Operating Partnership on May 1996 ($65,000), (4) the acquisition and rezoning of a 1.1 acre parcel of undeveloped land located adjacent to the existing Preston Oaks community ($46,000), (5) the sale of Autumn Ridge in August 1997 ($150,000), and (6) miscellaneous fees and cost reimbursements ($507,000). These fees and costs incurred totaled $340,000, $283,000 and $226,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         BROKER-DEALER FEES. A director of the Company owned all of the outstanding stock of an NASD member broker-dealer that participated as the distributor or solicitation agent in offerings by the Company and the Operating Partnership in 1996. Fees incurred for these services totaled $487,000 for the year ended December 31, 1996.

         LOAN ORIGINATION FEES. A director of the Company is executive vice president of a commercial mortgage banking firm that has originated loans for the Company. Loan origination fees incurred totaled $63,000, $48,150 and $184,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


9.       COMMITMENTS AND CONTINGENCIES

         The Company and the Operating Partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

         As a result of the mergers of various limited partnerships into the Operating Partnership, the former partners of these limited partnerships received Units. Holders of Units have the right to require the Operating Partnership to redeem their Units for Shares, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for such Units at their fair market value, which will be based upon the then current trading price of the Shares, or (b) to acquire such Units in exchange for Shares (on a one-for-one basis). The Company has adopted a policy that it will issue Shares in exchange for all such Units submitted, except as otherwise required by applicable securities laws. There were 2,784,611 Units outstanding at December 31, 1998 that could be exchanged for Shares, subject to the conditions described above.

         The Company enters into contractual commitments in the normal course of business related to the development of real estate assets. Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.


10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the years ended December 31, 1998, 1997, and 1996 were as follows:

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

         D. On January 9, 1998, the Company sold the Windsong Community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $3,959,000.


11.      SUBSEQUENT EVENTS (UNAUDITED)

         On March 5, 1999, the Company received a commitment for a $9,500,000 loan secured by Phase I of the Abbotts Bridge Community. The loan commitment included a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The loan is scheduled to close in August 1999 after completion and substantial lease-up of Phase I of the Abbotts Bridge Community. Such loan is intended to provide permanent financing to repay the construction indebtedness on this property, as discussed below.

         On March 9, 1999, the Company received a commitment for a $7,000,000 construction loan to complete Phase I of Abbotts Bridge.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

ROBERTS REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1998
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------


                            Initial Cost to Trust                                            Carried at Close of Period
                            ---------------------                                            --------------------------

                                                                    Improvements
                                                                     Capitalized
                                                   Buildings and   Subsequent to              Buildings and
Description           Encumbrance          Land     Improvements     Acquisition        Land   Improvements        Total
-----------           -----------          ----     ------------     -----------        ----   ------------        -----

River Oaks               $  9,052     $   1,837        $   9,718       $     391   $   1,837      $  10,109    $  11,946
Rosewood Plantation         8,064         1,310            7,120             133       1,310          7,253        8,563
Preston Oaks                8,420         2,570           11,278             115       2,570         11,393       13,963
Highland Park               7,940         1,827           10,003              55       1,827         10,058       11,885
Ivey Brook                  6,300         3,073            8,929              42       3,073          8,971       12,044
Plantation Trace           11,881         2,385           15,802             105       2,385         15,907       18,292
Bentley Place               4,000         1,199            6,202              64       1,199          6,266        7,465
Bradford Creek              8,359         1,672           12,174               0       1,672         12,174       13,846
Crestmark                  15,957         4,366           20,397              63       4,366         20,460       24,826
                         --------     ---------        ---------       ---------   ---------      ---------    ---------
Total                    $ 79,973     $  20,239        $ 101,623       $     968   $  20,239      $ 102,591    $ 122,830
                         ========     =========        =========       =========   =========      =========    =========



                                                            Life on which                                                Date of
                                 Accumulated                 Depreciation                             Date              Original
Description                     Depreciation                  is Computed                         Acquired          Construction
-----------                     ------------                  -----------                         --------          ------------

River Oaks                          $  2,973               3 - 27.5 Years                         Oct - 94                  1992
Rosewood Plantation                    1,923               3 - 27.5 Years                         Oct - 94                  1994
Preston Oaks                           2,116               3 - 27.5 Years                         Oct - 94                  1995
Highland Park                          1,985               3 - 27.5 Years                         Oct - 94                  1995
Ivey Brook                             1,275               3 - 27.5 Years                         Mar - 95                  1997
Plantation Trace                       2,286               3 - 27.5 Years                         May - 95                  1990
Bentley Place                            977               3 - 27.5 Years                         Mar - 96                  1993
Bradford Creek                           465               3 - 27.5 Years                         Mar - 96                  1998
Crestmark                              2,914               3 - 27.5 Years                         Jun - 96                  1996
                                    --------
Total                               $ 16,914
                                    ========


The accompanying notes are an integral part of this schedule.

 (A) The Company enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Construction - see Note 8 to the Consolidated Financial Statements.

(B) Gross capitalized costs of real estate assets are summarized as follows:



                                                                         1998         1997        1996
                                                                    ---------    ---------    --------

     Balance at beginning of period                                 $ 111,778     $110,800    $ 74,242

       Additions during period:
        Acquisitions                                                        0            0      24,801
        Other additions                                                21,323       10,276       9,685
        Improvements                                                      792          613       2,072
                                                                    ---------    ---------    --------

           Total Additions                                             22,115       10,889      36,558
                                                                    ---------    ---------    --------


       Deductions during period:
        Sales                                                         (10,781)      (9,619)         --
        Other disposals                                                  (282)        (292)         --
                                                                    ---------    ---------    --------
           Total disposals                                            (11,063)      (9,911)         --
                                                                    ---------    ---------    --------

      Balance at close of period                                    $ 122,830    $ 111,778    $110,800
                                                                    =========    =========    ========


(C) Accumulated depreciation on real estate assets is as follows:


                                                                         1998         1997        1996
                                                                    ---------    ---------    --------

     Balance at beginning of period                                 $   13,401    $   8,915    $  3,941

       Additions during period:
        Depreciation expense                                             5,017        5,708       4,974
                                                                     ---------    ---------    --------

       Deductions during period
        Sales                                                           (1,304)      (1,096)         --
        Other disposals:                                                  (200)        (126)         --
                                                                     ---------    ---------    --------
           Total disposals                                              (1,504)      (1,222)         --
                                                                     ---------    ---------    --------

     Balance at close of period                                      $  16,914    $  13,401    $  8,915
                                                                     =========    =========    ========


3.       Exhibits.

         The Company has filed certain of the exhibits required by Item 601 of Regulation S-B with previous registration statements or reports. As specifically noted in the following Index to Exhibits, such previously filed exhibits are incorporated into this annual report on Form 10-K by reference thereto. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference from the Company's initial Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 22, 1996; the applicable exhibit number in such Registration Statement is provided beside the asterisk.


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

4.2.7 Certificate and Articles of Merger filed with the Georgia Secretary of State on April 1, 1997 merging Roberts Properties Management,
            L.L.C. with and into Roberts Properties Residential, L.P.
            [Incorporated by reference to Exhibit 4.2.7 from the Company's current report on Form 8-K dated April 1, 1997.]

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

10.4.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated June
            23, 1998, in the original principal amount of $8,100,000.00
            (Rosewood). [Incorporated by reference to Exhibit 10.4.5 from the Company's quarterly report on Form 10-Q for the quarter ended June
            30, 1998.]

10.4.2      Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of The Prudential Insurance
            Company of America, dated June 23, 1998, and related collateral documents (Rosewood). [Incorporated by reference to Exhibit 10.4.6 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.]



10.4.3      Limited Guaranty between Roberts Realty Investors, Inc. and The
            Prudential Insurance Company of America, dated June 23, 1998
            (Rosewood). [Incorporated by reference to Exhibit 10.4.7 from the Company's quarterly report on Form 10-Q for the quarter ended June
            30, 1998.]

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

10.7.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated
            September 29, 1998, in the original principal amount of $11,900,000
            (Plantation Trace). [Incorporated by reference to Exhibit 10.07.04 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.7.2      Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of The Prudential Insurance
            Company of America, dated September 29, 1998, and related collateral documents (Plantation Trace). [Incorporated by reference to Exhibit 10.07.05 from the Company's quarterly report on Form
            10-Q for the quarter ended September 30, 1998.]

10.7.3 Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated
            September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from the Company's quarterly report on Form
            10-Q for the quarter ended September 30, 1998.]

10.8.1      Real Estate Note executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek).
            [Incorporated by reference to Exhibit 10.8.6 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.8.2      Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek). [Incorporated by reference to Exhibit
            10.8.7 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.8.3      Guaranty between Roberts Realty Investors, Inc. and Nationwide Life
            Insurance Company of America, dated June 1, 1998 (Bradford Creek).
            [Incorporated by reference to Exhibit 10.8.8 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

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

10.10.1     Real Estate Note executed by Roberts Properties Residential, L.P.
            in favor of Freddie Mac, dated September 30, 1998, in the original principal amount of $16,000,000 (Crestmark). [Incorporated by reference to Exhibit 10.10.06 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.10.2     Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Freddie Mac, dated
            September 30, 1998, and related collateral documents (Crestmark).
            [Incorporated by reference to Exhibit 10.10.07 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.10.3     Guaranty executed by Roberts Realty Investors, Inc. in favor of
            Freddie Mac, dated September 30, 1998 (Crestmark). [Incorporated by reference to Exhibit 10.10.08 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

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

10.12       Letter Agreement between NationsBank, N.A., Charles S. Roberts,
            Roberts Properties Residential, L.P., Roberts Properties, Inc., and
            Roberts Realty Investors, Inc. dated March 6, 1997 regarding the establishment of an Advised Guidance Line in the amount of up to $35,000.000. [Incorporated by reference to Exhibit 10.17 from the Company's quarterly report on Form 10-QSB for the quarter ended
            March 31, 1997.]

10.13       Agreement and Plan of Merger by and between Roberts Properties
            Residential, L.P. and Roberts Properties Management, L.L.C., dated
            April 1, 1997 [Incorporated by reference to Exhibit 2.1 from the
            Company's current report on Form 8-K dated April 1, 1997.]

23.1        Consent of Arthur Andersen LLP

23.2        Consent of Deloitte & Touche LLP

27          Financial Data Schedule. (for SEC use only)


(b) Current Reports on Form 8-K during the quarter ended December 31, 1998.

The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.


By:           /s/  Charles S. Roberts
    ------------------------------------------
    Charles S. Roberts, Chairman of the Board,
    Chief Executive Officer and President

Date:  March 26, 1999

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


         Signature                                            Title                                          Date
         ---------                                            -----                                          ----

/s/  Charles S. Roberts                              Chairman of the Board, Chief
--------------------------------------------         Executive Officer and President                     March 26, 1999
Charles S. Roberts


/s/  Charles R. Elliott                              Secretary, Treasurer and Chief                      March 26, 1999
--------------------------------------------         Financial Officer (Principal Financial
Charles R. Elliott                                   Officer and Principal Accounting Officer)



/s/  James M. Goodrich                               Director                                            March 26, 1999
--------------------------------------------
James M. Goodrich


/s/  Dennis H. James                                 Director                                            March 26, 1999
--------------------------------------------
Dennis H. James


/s/  Wm. Jarell Jones                                Director                                            March 26, 1999
--------------------------------------------
Wm. Jarell Jones


/s/  Ben A. Spalding                                 Director                                            March 26, 1999
--------------------------------------------
Ben A. Spalding


/s/  George W. Wray, Jr.                             Director                                            March 26, 1999
--------------------------------------------
George W. Wray, Jr.


/s/  Weldon R. Humphries                             Director                                            March 26, 1999
--------------------------------------------
Weldon R. Humphries



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

4.2.7 Certificate and Articles of Merger filed with the Georgia Secretary of State on April 1, 1997 merging Roberts Properties Management,
            L.L.C. with and into Roberts Properties Residential, L.P.
            [Incorporated by reference to Exhibit 4.2.7 from the Company's current report on Form 8-K dated April 1, 1997.]

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

10.4.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated June
            23, 1998, in the original principal amount of $8,100,000.00
            (Rosewood). [Incorporated by reference to Exhibit 10.4.5 from the Company's quarterly report on Form 10-Q for the quarter ended June
            30, 1998.]

10.4.2      Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of The Prudential Insurance
            Company of America, dated June 23, 1998, and related collateral documents


            (Rosewood). [Incorporated by reference to Exhibit 10.4.6 from the Company's quarterly report on Form 10-Q for the quarter ended June
            30, 1998.]

10.4.3      Limited Guaranty between Roberts Realty Investors, Inc. and The
            Prudential Insurance Company of America, dated June 23, 1998
            (Rosewood). [Incorporated by reference to Exhibit 10.4.7 from the Company's quarterly report on Form 10-Q for the quarter ended June
            30, 1998.]

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

10.7.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated
            September 29, 1998, in the original principal amount of $11,900,000
            (Plantation Trace). [Incorporated by reference to Exhibit 10.07.04 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.7.2      Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of The Prudential Insurance
            Company of America, dated September 29, 1998, and related collateral documents (Plantation Trace). [Incorporated by reference to Exhibit 10.07.05 from the Company's quarterly report on Form
            10-Q for the quarter ended September 30, 1998.]

10.7.3 Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated
            September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from the Company's quarterly report on Form
            10-Q for the quarter ended September 30, 1998.]

10.8.1      Real Estate Note executed by Roberts Properties Residential, L.P.
            in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek).
            [Incorporated by reference to Exhibit 10.8.6 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.8.2      Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Nationwide Life Insurance
            Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek). [Incorporated by reference to Exhibit
            10.8.7 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.8.3      Guaranty between Roberts Realty Investors, Inc. and Nationwide Life
            Insurance Company of America, dated June 1, 1998 (Bradford Creek).
            [Incorporated by reference to Exhibit 10.8.8 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.]



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

10.10.1     Real Estate Note executed by Roberts Properties Residential, L.P.
            in favor of Freddie Mac, dated September 30, 1998, in the original principal amount of $16,000,000 (Crestmark). [Incorporated by reference to Exhibit 10.10.06 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.10.2     Deed to Secure Debt and Security Agreement executed by Roberts
            Properties Residential, L.P. in favor of Freddie Mac, dated
            September 30, 1998, and related collateral documents (Crestmark).
            [Incorporated by reference to Exhibit 10.10.07 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.10.3     Guaranty executed by Roberts Realty Investors, Inc. in favor of
            Freddie Mac, dated September 30, 1998 (Crestmark). [Incorporated by reference to Exhibit 10.10.08 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

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

10.12       Letter Agreement between NationsBank, N.A., Charles S. Roberts,
            Roberts Properties Residential, L.P., Roberts Properties, Inc., and
            Roberts Realty Investors, Inc. dated March 6, 1997 regarding the establishment of an Advised Guidance Line in the amount of up to $35,000.000. [Incorporated by reference to Exhibit 10.17 from the Company's quarterly report on Form 10-QSB for the quarter ended
            March 31, 1997.]

10.13       Agreement and Plan of Merger by and between Roberts Properties
            Residential, L.P. and Roberts Properties Management, L.L.C., dated
            April 1, 1997 [Incorporated by reference to Exhibit 2.1 from the
            Company's current report on Form 8-K dated April 1, 1997.]

23.1        Consent of Arthur Andersen LLP

23.2        Consent of Deloitte & Touche LLP

27          Financial Data Schedule. (for SEC use only)

