Form 10-Q
period 1999-03-31
ROBERTS REALTY INVESTORS INC
filed 1999-05-13
CIK 1011109

                U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                                 _________     ________

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

                         Yes    X       No
                              ______        ________


The number of outstanding shares of the registrant's Common Stock on May 1, 1999 was 4,697,544.

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

PART I  FINANCIAL INFORMATION...........................................    1

         ITEM 1.      FINANCIAL STATEMENTS..............................    1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....    9

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK.................................   17


PART II  OTHER INFORMATION..............................................   18

         ITEM 1.      LEGAL PROCEEDINGS.................................   18

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.........   18

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..................   19

                          -------------------

                                PART I

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                              MARCH 31,      DECEMBER 31,
                                                                                 1999           1998
                                                                              ---------       ---------
                                                                            (UNAUDITED)
ASSETS
REAL ESTATE ASSETS - At cost:
     Land                                                                     $  20,239       $  20,239
     Buildings and improvements                                                  91,663          91,407
     Furniture, fixtures and equipment                                           11,186          11,184
                                                                              ---------       ---------
                                                                                123,088         122,830
     Less accumulated depreciation                                              (18,194)        (16,914)
                                                                              ---------       ---------

         Operating real estate assets                                           104,894         105,916

     Land held for future development                                             6,065           6,065
     Construction in progress and real estate under development                   9,718           7,035
                                                                              ---------       ---------

         Net real estate assets                                                 120,677         119,016

CASH AND CASH EQUIVALENTS                                                         1,895           4,106

RESTRICTED CASH                                                                     500             470

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $284 and $246 at March 31, 1999 and December 31, 1998, respectively          1,060           1,095

OTHER ASSETS - Net                                                                  337             403
                                                                              ---------       ---------
                                                                              $ 124,469       $ 125,090
                                                                              =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                   $  79,752       $  79,973
     Accounts payable and accrued expenses                                        1,729           1,187
     Dividends and distributions payable                                          1,132           1,092
         Due to affiliates                                                        1,085             398
     Security deposits and prepaid rents                                            339             335
                                                                              ---------       ---------

         Total liabilities                                                       84,037          82,985
                                                                              ---------       ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                    14,960          15,579
                                                                              ---------       ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares
        authorized, no shares issued and outstanding                                  --              --
     Common shares, $.01 par value, 100,000,000 shares authorized,
         4,790,944 and 4,764,037 shares issued and outstanding
         at March 31, 1999 and December 31, 1998, respectively                       47              47
     Additional paid-in capital                                                  28,813          29,335
     Less treasury stock, at cost (93,400 and 19,300 shares at
         March 31, 1999 and December 31, 1998, respectively)                       (695)           (145)
     Unamortized restricted stock compensation                                      (83)            (92)
     Accumulated deficit                                                         (2,610)         (2,619)
                                                                              ---------       ---------
         Total shareholders' equity                                              25,472          26,526
                                                                              ---------       ---------

                                                                              $ 124,469       $ 125,090
                                                                              =========       =========

The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED MARCH 31,

                                                                          1999               1998
                                                                          ----               ----
                                                                       (UNAUDITED)        (UNAUDITED)
OPERATING REVENUES:
  Rental operations                                                    $     4,500       $     3,784
  Other operating income                                                       256               156
                                                                       -----------       -----------

     Total operating revenues                                                4,756             3,940
                                                                       -----------       -----------

OPERATING EXPENSES:
  Personnel                                                                    432               372
  Utilities                                                                    306               264
  Repairs, maintenance and landscaping                                         297               243
  Real estate taxes                                                            422               344
  Marketing, insurance and other                                               193               185
  General and administrative expenses                                          508               404
  Depreciation of real estate assets                                         1,317             1,131
                                                                       -----------       -----------

     Total operating expenses                                                3,475             2,943
                                                                       -----------       -----------

INCOME FROM OPERATIONS                                                       1,281               997
                                                                       -----------       -----------

OTHER INCOME (EXPENSE):
  Interest income                                                               45               132
  Interest expense                                                          (1,261)             (986)
  Loss on disposal of assets                                                    (9)              (24)
  Amortization of deferred financing costs                                     (38)              (33)
  Other amortization expense                                                    (3)               (2)
                                                                       -----------       -----------

     Total other expense                                                    (1,266)             (913)
                                                                       -----------       -----------

INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF
  REAL ESTATE ASSET AND EXTRAORDINARY ITEM                                      15                84

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                  (6)              (47)
                                                                      -----------       -----------
INCOME BEFORE GAIN ON SALE OF REAL ESTATE ASSET
  AND EXTRAORDINARY ITEM                                                         9                37

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest                      0               918
  of unitholders in the operating partnership                          -----------       -----------

INCOME BEFORE EXTRAORDINARY ITEM                                                 9               955

EXTRAORDINARY ITEM - Gain on early extinguishment of debt, net of
  minority interest of unitholders in the operating partnership                  0                68
                                                                       -----------       -----------

NET INCOME                                                             $         9       $     1,023
                                                                       ===========       ===========

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary item                                  $      0.00       $      0.21

     Extraordinary item                                                       0.00              0.02
                                                                       -----------       -----------

     Net income                                                        $      0.00       $      0.23
                                                                       ===========       ===========

     Weighted average common shares - basic                              4,733,877         4,488,969

     Weighted average common shares - diluted                            7,493,100         7,549,928



The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                                      THREE MONTHS ENDED MARCH 31,

                                                                                          1999          1998
                                                                                        --------      ----------
                                                                                       (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                                             $     9       $ 1,023
  Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interest of unitholders in the operating partnership                              6            47
    Gain on sale of real estate assets                                                         0          (918)
    Loss on disposal of assets                                                                 9            24
    Depreciation and amortization                                                          1,358         1,166
    Extraordinary items, net of minority interest of unitholders in the
    operating partnership                                                                      0           (68)
    Amortization of deferred compensation                                                      9             0
  Change in assets and liabilities:
    Increase in restricted cash and cash equivalents                                         (30)          (43)
    Decrease in other assets                                                                  66            12
    Increase in accounts payable and accrued expenses relating to operations                 623           452
    Increase in due to affiliates relating to operations                                       0             4
    Increase (decrease) in security deposits and prepaid rent                                  4           (47)
                                                                                         -------       -------

       Net cash provided by operating activities                                           2,054         1,652
                                                                                         -------       -------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate assets                                                     0         5,333
  Construction of real estate assets                                                      (2,366)       (4,394)
                                                                                         -------       -------

       Net cash provided by (used in) investing activities                                (2,366)          939
                                                                                         -------       -------

FINANCING ACTIVITIES:
  Principal repayments on mortgage notes payable                                            (221)         (194)
  Payment of loan costs                                                                       (8)            0
  Repurchase of partnership units                                                            (28)            0
  Repurchase of treasury stock                                                              (550)            0
  Payment of dividends and distributions                                                  (1,092)       (1,057)
                                                                                         -------       -------

       Net cash used in financing activities                                              (1,899)       (1,251)
                                                                                         -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (2,211)        1,340

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             4,106         7,117
                                                                                         -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 1,895       $ 8,457
                                                                                         =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                                 $ 1,396       $ 1,181





The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.       BUSINESS AND ORGANIZATION OF ROBERTS REALTY

         Roberts Realty Investors, Inc., a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. Roberts Realty owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, sometimes called a REIT. All of Roberts Realty's completed apartment homes are located in the Atlanta metropolitan area.

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the operating partnership. Given that Roberts Realty is the sole general partner of the operating partnership and had a 63.0% ownership interest in it both at March 31, 1999 and December 31, 1998, Roberts Realty controls the operating partnership.

         At March 31, 1999, Roberts Realty owned nine completed multifamily apartment communities totaling 1,778 apartment homes. An additional 118 rental townhomes were under construction and 868 apartment homes were in the development stage.

         Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its taxable income, as defined in the Internal Revenue Code, to its shareholders and satisfies certain other requirements. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.


2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

         The minority interests of the unitholders in the operating partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the operating partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and partnership units outstanding and will change as additional shares and partnership units are issued. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, which was 36.8% and 40.5% for the three months ended March 31, 1999 and 1998, respectively. The minority interest of the unitholders in the operating partnership was $14,960,000 and $15,579,000 at March 31, 1999 and December 31, 1998,
         respectively.

         Holders of partnership units generally have the right to require the operating partnership to redeem their partnership units for shares. Upon submittal of partnership units for redemption, the operating partnership has the option either (a) to pay cash for those partnership units at their fair market value, based upon the then current trading price of the shares, or (b) to acquire those partnership units in exchange for shares, on a one-for-one basis. Roberts Realty has adopted a policy that it will issue shares in exchange for all partnership units submitted except as otherwise required by applicable securities laws or as explained in "Part II, Item II, Changes in Securities and Use of Proceeds."

         Roberts Realty's management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified to conform to the 1999 presentation. These financial statements should be read in conjunction with Roberts Realty's audited financial statements and the notes thereto included in Roberts Realty's Annual Report on Form 10-K for the year ended December 31, 1998.


3.       NOTES PAYABLE

         LINE OF CREDIT. Roberts Realty obtained a $1,000,000 revolving unsecured line of credit in April 1998 to provide funds for short-term working capital purposes. This line of credit has a one year term and bears an interest rate of LIBOR + 150 basis points. At March 31, 1999, no amount was drawn on the line. Roberts Realty is currently renegotiating the line of credit, and no assurances can be given that the line of credit will be renewed, or if renewed, on favorable terms.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following apartment communities at March 31, 1999 and December 31, 1998, as follows:

                                                   FIXED INTEREST          PRINCIPAL OUTSTANDING
                                                     RATE AS OF
                                   MATURITY           03/31/99          03/31/99            12/31/98
                                   --------           --------          --------            --------

         Bentley Place             08/15/06            7.10%          $ 3,988,000         $ 4,000,000
         Bradford Creek            06/15/08            7.15             8,338,000           8,359,000
         Crestmark                 10/01/08            6.57            15,913,000          15,957,000
         Highland Park             02/15/03            7.30             7,917,000           7,940,000
         Ivey Brook                02/15/07            7.14             6,282,000           6,300,000
         Plantation Trace          10/15/08            7.09            11,852,000          11,881,000
         Preston Oaks              10/15/02            7.21             8,394,000           8,420,000
         River Oaks                11/15/03            7.15             9,026,000           9,052,000
         Rosewood Plantation       07/15/08            6.62%            8,042,000           8,064,000
                                                                      -----------         -----------

                                                                      $79,752,000         $79,973,000
                                                                      ===========         ===========

         Roberts Realty and Roberts Properties have a $35,000,000 advised guidance line with NationsBank N.A. for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at NationsBank's discretion in accordance with normal loan approval procedures. At March 31, 1999, there was no balance outstanding under the guidance line.

         On March 5, 1999, Roberts Realty received an oral commitment for a $9,500,000 loan secured by the first phase of the Abbotts Bridge community. The loan commitment included a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The loan is scheduled to close in August 1999 after completion and substantial lease-up of the first phase of the Abbotts Bridge community. The loan in intended to provide permanent financing to repay the construction indebtedness on this property, as discussed below.

         On March 9, 1999, Roberts Realty received a written commitment for a $7,000,000 construction loan to complete phase one of Abbotts Bridge. On March 30, 1999, Roberts Realty received a revised written commitment for a $9,500,000 construction loan to complete phase one of Abbotts Bridge. The loan commitment has a 9-month term and bears an interest rate of LIBOR + 160 basis points. At March 31, 1999, no amount was outstanding under the construction loan.

         Interest capitalized was $136,000 and $82,000 for the three months ended March 31, 1999 and 1998, respectively.

         Real estate assets having a combined depreciated cost of approximately $102,907,000 serve as collateral for the outstanding debt at March 31, 1999.


4.       EXTRAORDINARY ITEM

         The 1998 extraordinary item is comprised of the write-off of unamortized debt premium associated with the January 9, 1998 repayment of the mortgage note secured by the Windsong community upon sale of the property. For the three month period ended March 31, 1998, the extraordinary item is net of $42,000, which was allocated to the minority interest of the unitholders in the operating partnership, and calculated based on the weighted average number of partnership units outstanding during the periods presented.


5.       COMMITMENTS AND CONTINGENCIES

         Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on Roberts Realty's financial position or results of operations.

         Roberts Realty enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Properties Construction, Inc., an affiliate of Roberts Realty owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board. Roberts Construction is currently constructing the first phase of Abbotts Bridge, consisting of 118 townhomes, and completing the construction of the amenities and final landscaping at the second phase of Plantation Trace. Each of these projects is being completed pursuant to a cost plus 10% contract. At March 31, 1999, the remaining commitments totaled $7,665,000 as summarized in the following table:

                                                 TOTAL                           REMAINING
                                                CONTRACT           AMOUNT       CONTRACTUAL
                                                 AMOUNT           INCURRED      COMMITMENT
                                                 ------           --------      ----------

         Plantation Trace - phase II           $ 4,726,000        $4,689,000    $   37,000
         Abbotts Bridge - phase I                9,611,000         1,983,000     7,628,000
                                               -----------        ----------    ----------

         Total                                 $14,337,000        $6,672,000    $7,665,000
                                               ===========        ==========    ==========


6.       SHAREHOLDERS' EQUITY

         EXCHANGES OF PARTNERSHIP UNITS FOR SHARES. During the three months ended March 31, 1999 and 1998, a total of 26,907 and 133,904 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         REDEMPTIONS OF PARTNERSHIP UNITS FOR CASH. During the three months ended March 31, 1999, a total of 3,917 partnership units were redeemed for cash of $28,000. No partnership units were redeemed for cash during the three months ended March 31, 1998.

         TREASURY STOCK REPURCHASES. During the three months ended March 31, 1999, Roberts Realty repurchased 74,100 shares at a total cost of $550,000. No shares were repurchased during the three months ended March 31, 1998.

         DIVIDENDS. On March 16, 1999, Roberts Realty's Board of Directors declared a quarterly distribution in the amount of $0.15 per common Share and Unit payable on April 15, 1999 to shareholders and unitholders of record on March 31, 1999. The first quarter 1998 dividend was $0.1425 and was paid to shareholders and unitholders of record as of March 31, 1998.

         EARNINGS PER SHARE. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).


                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                           3/31/99         3/31/98
                                                                           -------         -------
         Income (loss) before extraordinary item                          $        9      $      958
         Minority interest in income (loss) before
              extraordinary item of the
              operating partnership                                                6             670
                                                                          ----------      ----------

         Income (loss) before extraordinary item - diluted                $       15      $    1,628
                                                                          ==========      ==========

         Net income (loss) - basic                                        $        9      $    1,023
         Minority interest in net income (loss) of the
              operating partnership                                                6             715
                                                                          ----------      ----------

         Net income (loss) - diluted                                      $       15      $    1,738
                                                                          ==========      ==========

         Weighted average shares - basic                                   4,733,877       4,488,969
         Dilutive securities - weighted average partnership units          2,759,223       3,060,959
                                                                          ----------      ----------

         Weighted average shares - diluted                                 7,493,100       7,549,928
                                                                          ==========      ==========


7.       ACQUISITIONS AND DISPOSITIONS

         On January 9, 1998, Roberts Realty completed the sale of the Windsong community for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets and an extraordinary gain, net of minority interest, of $68,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. Roberts Realty reinvested the net sales proceeds in a replacement property in connection with a Section 1031 tax-deferred exchange. The purchaser was unaffiliated with Roberts Realty and the transaction was negotiated at arms-length.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words expect, estimate, anticipate, believe and similar expressions identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC, including the "Risk Factors" section of the prospectus included in our registration statement on Form S-3, registration number 333-31117, as declared effective by the SEC on December 8, 1997. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Disclosure Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect actual outcomes.

OVERVIEW

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At March 31, 1999, we owned nine completed and stabilized multifamily apartment communities consisting of 1,778 apartment homes. As part of our business plan and growth strategy, we sold our 232-unit Windsong community in January 1998. We based our decision to sell Windsong on its age and location in a market that is not included in our long-term growth strategy. In July 1998, we sold our two small retail centers because we decided to exit all businesses not related to the long-term ownership of high quality apartment homes. In June 1998, we used the equity from our property sales to purchase three separate parcels of land for $11.3 million on which we intend to develop and build three new multifamily communities totaling 986 apartment homes. This development pipeline will increase the size of our portfolio 55% from 1,778 to 2,764 apartment homes. One of the three new communities under development is located in Charlotte and is the first step in our diversification strategy. The other two communities are located in north Atlanta. Of our 986 new apartment homes to be built, 118 are rental townhomes that are under construction, and the remaining 868 apartment homes are expected to be under construction by the third quarter of 1999.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998. For the three months ended March 31, 1999, we recorded net income of $9,000 or $0.00 per share, compared to net income of $1,023,000 or $0.23 per share for the three months ended March 31, 1998. The change in operating results is due to the following:

         (1) the sale of Windsong, which resulted in a gain, net of minority interest, of $918,000; and

         (2)      the sale of two retail centers in the third quarter of 1998;

         offset by

         (3) the completion of the initial lease-up phases at Bradford Creek in August 1998, and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998 - for convenience we refer to these communities as the "Lease-Up Communities"; and

         (4) an increase in average stabilized occupancy from 94.0% to 95.3%.

Our operating performance for all apartment communities is summarized in the following table:

                                                         PERCENTAGE            THREE MONTHS ENDED MARCH 31,
                                                         CHANGE FROM           ----------------------------
                                                        1998 TO 1999              1999            1998
                                                        ------------              ----            ----

       Total operating revenues                              20.7%              $4,756,000     $3,940,000
       Property operating expenses (1)                       17.2%              $1,650,000     $1,408,000
       Net operating income (2)                              22.7%              $3,106,000     $2,532,000
       General and administrative expenses                   25.7%              $  508,000     $  404,000
       Depreciation of real estate assets                    16.4%              $1,317,000     $1,131,000
       Average stabilized occupancy (3)                       1.3%                    95.3%          94.0%
       Operating expense ratio (4)                           (1.0)%                   34.7%          35.7%

------------------------------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the second phase of Preston Oaks beginning August 1, 1998, Bradford Creek beginning September 1, 1998, and the second phase of Plantation Trace beginning December 1, 1998, which are the dates each community achieved stabilized occupancy.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance was highlighted by a 4.6% increase in operating revenues, a 3.3% increase in net operating income, and a 1.4% increase in average occupancy to 95.3%. Our property management team focused on implementing rent increases, achieving high occupancy levels, and providing quality customer service to residents, which contributed to our lease renewal rate of 57.0% during the first quarter of 1999. Eight of our communities were fully stabilized during both the three-month periods ended March 31, 1999 and 1998: Bentley Place, Crestmark, Highland Park, Ivey Brook, River Oaks, Rosewood Plantation, and the first phases of Plantation Trace, and Preston Oaks. Same-property operating results for these communities are summarized in the following table:

                                                         PERCENTAGE           THREE MONTHS ENDED MARCH 31,
                                                         CHANGE FROM          ----------------------------
                                                        1998 TO 1999              1999           1998
                                                        ------------              ----           ----
       Rental income                                         2.8%               $3,802,000    $3,697,000
       Total operating revenues                              4.6%               $4,011,000    $3,836,000
       Property operating expenses (1)                       7.0%               $1,414,000    $1,322,000
       Net operating income (2)                              3.3%               $2,597,000    $2,514,000
       Average stabilized occupancy (3)                      1.4%                     95.3%         93.9%
       Operating expense ratio (4)                           0.8%                     35.3%         34.5%
       Average monthly rent per apartment home               2.4%               $      895    $      874
       Lease renewal percentage (5)                         (1.9)%                    57.0%         58.9%

----------------------
(footnotes begin on following page)

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of the stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.
(5) Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

         The following discussion compares our statements of operations for the three months ended March 31, 1999 and 1998.

         Property operating revenue increased $816,000 or 20.7% from $3,940,000 for the three months ended March 31, 1998 to $4,756,000 for the three months ended March 31, 1999. The increase in operating revenue is due to the following:

         (1)      a $728,000 increase in revenue from the Lease-Up Communities;
                  and

         (2) a $175,000 increase in same-property revenue, which is due to an increase in occupancy from 93.9% to 95.3% along with a 2.4% increase in the average monthly rent per apartment home from $874 to $895 per month;

         offset by

         (3) a decrease in revenue of approximately $87,000 due to the sales of Windsong and two retail centers.

         In the fourth quarter of 1998 we completed the installation of water-metering equipment in each of our 1,778 existing apartment homes and implemented a program to bill residents for their individual water consumption. We expect that billing residents for their water usage will increase our operating revenues by approximately $425,000 per year. Based on a total cost of $380,000 to install the equipment, the payback period will be less than one year. We expect that all new apartment communities we develop will have water-metering equipment installed in each apartment home during construction.

         Property operating expenses, excluding depreciation and general and administrative expenses, increased $242,000 or 17.2% from $1,408,000 for the three months ended March 31, 1998 to $1,650,000 for the three months ended March 31, 1999. The increase in operating expenses is due to the following:

         (1)      a $150,000 increase in expenses from the Lease-Up
                  Communities; and

         (2) a $92,000 increase in same-property expenses due to higher personnel and maintenance costs.


         Personnel costs represent $48,000 of the $242,000 increase in expenses and are due to the hiring of additional staff for our property management team.

         General and administrative expenses increased $104,000 or 25.7% from $404,000 for the three months ended March 31, 1998 to $508,000 for the three months ended March 31, 1999. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to higher personnel and associated costs totaling $60,000. General and administrative expenses as a percentage of operating revenues increased from 10.3% for the three months ended March 31, 1998 to 10.7% for the three months ended March 31, 1999. We expect that as we continue to grow, those expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense increased $186,000 or 16.4% from $1,131,000 for the three months ended March 31, 1998 to $1,317,000 for the three months ended March 31, 1999. The increase is due to the depreciation expense from the Lease-Up Communities, offset by a decrease due to the sales of Windsong and the two retail centers. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense increased $275,000 or 27.9% from $986,000 for the three months ended March 31, 1998 to $1,261,000 for the three months ended March 31, 1999. The increase is due primarily to the financing of Bradford Creek in June 1998, the refinancing of the mortgage loan secured by Rosewood Plantation in June 1998 for a higher loan amount, the refinancing of the mortgage loans secured by Crestmark in September 1998 for a higher loan amount, and the refinancing of the mortgage loan secured by Plantation Trace in September 1998 for a higher loan amount.

         On January 9, 1998, we sold the Windsong community for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets and an extraordinary gain, net of minority interest, of $68,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000, closing costs of $458,000, and prorations of $139,000. The net cash proceeds from the sale of Windsong were reinvested in undeveloped land in June 1998 as part of a Section 1031 tax-deferred exchange.

LIQUIDITY AND CAPITAL RESOURCES

         Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998. Cash and cash equivalents decreased $2,211,000 during the three months ended March 31, 1999 compared to an increase of $1,340,000 during the three months ended March 31, 1998. The decrease is due to an increase in cash used in investing and financing activities partially offset by an increase in cash provided by operating activities.

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities increased $402,000 from $1,652,000 during the three months ended March 31, 1998 to $2,054,000 during the three months ended March 31, 1999. The increase in cash flow from operations is due primarily to the additional cash flow from the Lease-Up Communities and stabilized communities, offset by the sales of Windsong and the two retail centers. The effects of revenue and expense accruals are not material in understanding our cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities increased $3,305,000 from net cash provided of $939,000 during the three months ended March 31, 1998 compared to net cash used of $2,366,000 during the three months ended March 31, 1999. This increase is due primarily to the following:

         (1) construction costs at Bradford Creek and the second phases of Preston Oaks and Plantation Trace of $4,394,000 during the three months ended March 31, 1998 compared to construction costs at phase one of Abbotts Bridge and the second phase of Plantation Trace of $2,366,000 during the three months ended March 31, 1999, offset by

         (2) net cash proceeds from the sale of Windsong totaling $5,333,000 during the three months ended March 31, 1998.

         We acquired no existing apartment communities during these periods.

         Net cash used in financing activities increased $648,000 from $1,251,000 during the three months ended March 31, 1998 to $1,899,000 during the three months ended March 31, 1999. This increase is due primarily to the following:

         (1) the repurchase of 74,100 shares of treasury stock for $550,000 during the three months ended March 31, 1999 compared to no treasury shares purchased during the three months ended March 31, 1998;

         (2) the purchase of 3,917 partnership units for $28,000 during the three months ended March 31, 1999 compared to no partnership units purchased during the three months ended March 31, 1998;

         (3) an increase of $27,000 in principal repayments on mortgage notes payable due to the financing of Bradford Creek in June 1998, the refinancing of Rosewood Plantation for a higher loan amount in June 1998, the refinancing of Crestmark for a higher loan amount in September 1998, and the refinancing of Plantation Trace for a higher loan amount in September 1998; and

         (4) an increase of $35,000 in quarterly distributions paid, from $1,057,000 for the three months ended March 31, 1998 to $1,092,000 for the three months ended March 31, 1999.

         The following facts highlight our existing debt structure:

                  - Each of our nine communities is financed with fixed-rate debt;
                  - The average interest rate for all nine communities is 6.99% per annum;
                  -        No debt is scheduled to mature before October 2002;
                  -        The average term to maturity is eight years; and
                  - Debt principal will amortize at a rate of approximately $880,000 per year.

         The following table summarizes the debt for each of our nine communities:

                                          FIXED INTEREST                             PRINCIPAL
                                            RATE AS OF                              OUTSTANDING
                                             03/31/99             MATURITY           03/31/99
                                             --------             --------           --------

         Bentley Place                         7.10%              08/15/06          $ 3,988,000
         Bradford Creek                        7.15%              06/15/08            8,338,000
         Crestmark                             6.57%              10/01/08           15,913,000
         Highland Park                         7.30%              02/15/03            7,917,000
         Ivey Brook                            7.14%              02/15/07            6,282,000
         Plantation Trace                      7.09%              10/15/08           11,852,000
         Preston Oaks                          7.21%              10/15/02            8,394,000
         River Oaks                            7.15%              11/15/03            9,026,000
         Rosewood Plantation                   6.62%              07/15/08            8,042,000
                                                                                    -----------

                                                                                    $79,752,000
                                                                                    ===========

         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2008 as summarized below:

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
                                                ===========

         Because we anticipate that we will repay only a small portion of the principal of our indebtedness before its maturity and that we will not have funds on hand sufficient to repay our indebtedness when it matures, we will have to refinance our debt through

         - debt financing collateralized by mortgages on individual communities or groups of communities,

         -        uncollateralized private or public debt offerings, and/or

         -        equity offerings.

         We and Roberts Properties have a $35,000,000 advised guidance line with NationsBank N.A. to help us finance the acquisition or development of multifamily communities. Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at our option, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at NationsBank's discretion in accordance with normal loan approval procedures.

         During the quarter ended September 30, 1998, we started construction on the first phase of Abbotts Bridge, located in north Atlanta. Abbotts Bridge will consist of 118 rental townhomes with occupancies expected to begin in the second quarter of 1999. We are funding this first phase with the proceeds from recent mortgage loan financings, operating cash, and a $9,500,000 construction loan that we obtained on April 12, 1999. We expect to begin construction on an additional 868 apartment homes during the second and third quarters of 1999, which will include a 287-unit second phase of Abbotts Bridge, a 332-unit community in Charlotte and a 249-unit community also located in north Atlanta. We paid cash for the land for these three new communities, and we expect to fund the cost of construction with construction loans and cash flow from operations. We are in the process of obtaining construction loans, and we do not expect to begin substantial construction until we secure those construction loans.

         We anticipate that each community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements generally through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short-term and in the long-term greater than 12 months. We also expect to fund improvements and renovations at existing communities from property operations. We expect to meet our long-term liquidity requirements, including future apartment development and debt maturities, by issuing additional equity securities and obtaining construction loans and permanent mortgages.

STOCK REPURCHASE PLAN

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share. We repurchased 74,100 treasury shares for $550,000 during the three months ended March 31, 1999. We repurchased no treasury shares during the quarter ended March 31, 1998. From September 3, 1998 through March 31, 1999, we have repurchased 93,400 shares for $695,000.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

         Funds from operations, commonly referred to as FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO used by other equity REITs, and accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or cash flows from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, you should evaluate FFO along with net income determined in accordance with GAAP. The following table reconciles net income (loss) to FFO.

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------

Net income (loss)                                  $         9      $     1,023
Minority interest of holders of units                        6               47
Extraordinary item                                           0              (68)
Amortization (real estate related)                           3                2
Loss on disposal of assets                                   9               24
Gain on sale of real estate asset                            0             (918)
Depreciation expense                                     1,317            1,131
                                                   -----------      -----------

Funds From Operations                              $     1,344      $     1,241
                                                   ===========      ===========


Weighted average shares and partnership units
         outstanding during the period               7,493,100        7,549,928

INFLATION

         Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable us to seek increases in rents after the expiration of each lease. We believe the short-term nature of these leases reduces our risks of the adverse effects of inflation.


YEAR 2000 COMPUTER ISSUES

         The "Year 2000 problem" is a general term used to identify those computer programs or applications that are programmed to use a two-digit field, instead of a four-digit field, for the year component of a date. Those programs or applications which are programmed in this manner may, for example, recognize the year 2000 as the year 1900, thereby causing potential system failures or miscalculations, which could result in disruptions of normal business operations. We have evaluated our state of readiness, the costs involved to become compliant, the risks involved, and our contingency plans. Our primary uses of software systems are our corporate accounting and property management software.

         We have completed an initial assessment of our core computer information systems and are now undertaking the necessary steps to make our systems Year 2000 compliant. Our property management software is Year 2000 compliant, and wet expect to upgrade our accounting software in the third quarter of 1999 to make it Year 2000 compliant. We do not expect the cost to upgrade our accounting software to be material. We are currently evaluating and assessing those computer systems that do not relate to information systems, such as telecommunications, HVAC, and fire and safety systems, which typically include embedded technology such as microcontrollers that may be harder to test, and may require repairs or complete replacement. We expect to complete this assessment during the second quarter of 1999.

         We have contacted all significant vendors, including banks, mortgage loan service companies, and our third party payroll vendor, to verify that those vendors are also addressing the problem. We have developed contingency plans where necessary. Certain Year 2000 issues that are beyond our control, such as the failure of a utility company to provide power to residents, may adversely affect our operations. At this time, we cannot estimate the potential adverse impact that may result from the failure of any of our vendors to become Year 2000 compliant, although we continue to believe that there will be no direct material effect on our operating performance or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures.

         Our forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those anticipated in the forward-looking statements, as a result of:

         - competition and overbuilding in our markets, currently Atlanta and Charlotte;
         - increasing operating costs that cannot be passed along to residents through rental rate increases;
         - construction risks for our development pipeline due to factors that include unexpected weather problems, shortages in materials and supplies, and labor strikes;
         -        risks related to the national and local economic climate;
         -        our dependence upon the Atlanta market;
         -        risks of entering new markets outside the Atlanta area;
         - financing risks including risks of substantial indebtedness, not being able to obtain debt or equity financing to fund our growth strategy, or not being able to refinance our existing mortgage debt beginning in 2002;
         - tax risks including the possible effects of changes in tax law and regulation;
         -        possible environmental liability; and
         - costs of compliance with the Americans With Disabilities Act and similar laws.

         In addition, the market price of the common stock may from time to time fluctuate widely as a result of, among other things:

         -        our operating results;
         -        the operating results of other REITs, particularly apartment
                  REITs; and
         -        changes in the performance of the stock market in general.

         Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" section of the prospectus included in our registration statement on Form S-3, registration number 333-31117, as declared effective by the SEC on December 8, 1997.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 3 to our consolidated financial statements. All of our long-term borrowings are under fixed rate instruments, and our line of credit rate is 150 basis points over the three-month LIBOR. We have determined that there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

                                PART II


ITEM 1.       LEGAL PROCEEDINGS.

         Neither Roberts Realty, the operating partnership, nor the communities are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us and the operating partnership.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended March 31, 1999.

         Except as described in the following paragraph, holders of partnership units in the operating partnership generally have the right to require the operating partnership to redeem their partnership units. Our articles of incorporation limit ownership by any one holder to 6% of the outstanding shares of our common stock, except for Mr. Roberts, who is limited to 25%. As a result, unitholders cannot redeem their partnership units if doing so would violate those ownership limits. A unitholder who submits partnership units for redemption will receive, at our election, either an equal number of shares or cash in the amount of the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of partnership units submitted. We have adopted a policy of acquiring partnership units in exchange for shares. We also have the right, at our election, to issue shares in exchange for all outstanding partnership units.

         On February 1, 1999, we began a six-month period in which partnership units cannot be redeemed. At the end of the six-month period, we will seek to register new shares with the SEC that will simplify the process for holders of partnership units who elect to exchange their units for shares. We expect to complete the registration of these new shares with the SEC on approximately August 1, 1999. Unlike the shares issued in exchange for partnership units before February 1, 1999 in reliance upon the "intrastate" offering exemption, shares issued under the new registration (a) will be freely tradeable, other than by affiliates, and (b) can be issued both to persons who reside in Georgia and in other states. Before February 1, 1999, we paid cash to redeeming unitholders who resided outside the state of Georgia.

         Whenever we issue shares, we are obligated to contribute the net proceeds from that issuance to the operating partnership, and the operating partnership is obligated to issue the same number of partnership units to us. The partnership agreement of the operating partnership permits the operating partnership, without the consent of the unitholders, to sell additional partnership units and add limited partners.

         During the three months ended March 31, 1999, we issued a total of 26,907 shares in exchange for partnership units submitted for redemption by unitholders. We issued the shares in redemption of partnership units in reliance upon the "intrastate" exemption from securities registration provided under Section 3(a)(11) of the Securities Act and Rule 147 promulgated by the SEC regarding intrastate offerings. We believe that we have satisfied the conditions of Rule 147 for each of the issuances of shares to unitholders. We have delivered a prospectus to all unitholders that is designed to satisfy the conditions of Rule 147. Unitholders who reside outside of the state of Georgia are offered and receive only cash instead of shares. All of the existing communities are located in the state of Georgia. The certificates evidencing the shares issued in exchange for partnership units have a Rule 147 legend describing the applicable restrictions on transfer printed on them, and we have issued stop transfer instructions to our transfer agent for those shares. Further, we notified the offerees that the applicable restrictions on transfer and procedures will apply to the issuance of new certificates for any of the shares that are presented for transfer during the nine month period from the end of the offering during which transfer of the shares is restricted to residents of the state of Georgia.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------
   27          Financial Data Schedule (for SEC use only).

     (b)       We filed no reports on Form 8-K during the quarter ended March
               31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1999       ROBERTS REALTY INVESTORS, INC.




                          By: /s/ Charles R. Elliott
                             ---------------------------------------------------
                             Charles R. Elliott, Chief Financial Officer
                             (The Registrant's Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

                             EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------
   27          Financial Data Schedule  (for SEC use only).