Form 10-Q
period 1999-06-30
ROBERTS REALTY INVESTORS INC
filed 1999-08-13
CIK 1011109

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from ____________ to ___________________

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

                           Yes  X       No
                              ------        --------


The number of outstanding shares of the registrant's Common Stock on August 1, 1999 was 4,676,679.

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I  FINANCIAL INFORMATION...............................................        1

         ITEM 1.      FINANCIAL STATEMENTS..................................        1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........       11

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK.....................................       22


PART II  OTHER INFORMATION..................................................       22

         ITEM 1.      LEGAL PROCEEDINGS.....................................       22

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.............       22

         ITEM 4.      SUBMISSION OF MATTERS TO A
                      VOTE OF SECURITY HOLDERS..............................       23

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................       23

                           --------------------------

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  JUNE 30,           DECEMBER 31,
ASSETS                                                                                             1999                 1998
                                                                                                 ----------          ------------
                                                                                                (UNAUDITED)
REAL ESTATE ASSETS - At cost:
     Land                                                                                        $  20,732           $  20,239
     Buildings and improvements                                                                     94,424              91,407
     Furniture, fixtures and equipment                                                              11,299              11,184
                                                                                                 ---------           ---------
                                                                                                   126,455             122,830
     Less accumulated depreciation                                                                 (19,471)            (16,914)
                                                                                                 ---------           ---------

         Operating real estate assets                                                              106,984             105,916

     Land held for future development                                                                6,065               6,065
     Construction in progress and real estate under development                                     11,599               7,035
                                                                                                 ---------           ---------

         Net real estate assets                                                                    124,648             119,016

CASH AND CASH EQUIVALENTS                                                                            2,706               4,106

RESTRICTED CASH                                                                                        396                 470

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $349 and $246 at June 30, 1999 and December 31, 1998, respectively                              1,057               1,095

OTHER ASSETS - Net                                                                                     300                 403
                                                                                                 ---------           ---------

                                                                                                 $ 129,107           $ 125,090
                                                                                                 =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                                      $  79,528           $  79,973
     Construction loan payable                                                                       5,432                  --
     Accounts payable and accrued expenses                                                           2,041               1,187
     Dividends and distributions payable                                                             1,131               1,092
     Due to affiliates                                                                               1,310                 398
     Security deposits and prepaid rents                                                               383                 335
                                                                                                 ---------           ---------

         Total liabilities                                                                          89,825              82,985
                                                                                                 ---------           ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                       14,534              15,579
                                                                                                 ---------           ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares                          --                  --
         issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 4,789,179
         and 4,764,037 shares issued at June 30, 1999                                                   47                  47
         and December 31, 1998, respectively
     Additional paid-in capital                                                                     28,122              29,335
     Less treasury stock, at cost (103,500 and 19,300 shares at
         June 30, 1999 and December 31, 1998, respectively)                                           (771)               (145)
     Unamortized restricted stock compensation                                                         (63)                (92)
     Accumulated deficit                                                                            (2,587)             (2,619)
                                                                                                 ---------           ---------
         Total shareholders' equity                                                                 24,748              26,526
                                                                                                 ---------           ---------

                                                                                                 $ 129,107           $ 125,090
                                                                                                 =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


------------------------------------------------------------------------------------------------------------------------------

                                                                                                  THREE MONTHS ENDED JUNE 30,

                                                                                                    1999                1998
                                                                                                 ---------           ---------
                                                                                                (UNAUDITED)         (UNAUDITED)
OPERATING REVENUES:
     Rental operations                                                                           $   4,547           $   3,969
     Other operating income                                                                            309                 185
                                                                                                 ---------           ---------

          Total operating revenues                                                                   4,856               4,154
                                                                                                 ---------           ---------

OPERATING EXPENSES:
     Personnel                                                                                         454                 412
     Utilities                                                                                         302                 281
     Repairs, maintenance and landscaping                                                              272                 293
     Real estate taxes                                                                                 437                 336
     Marketing, insurance and other                                                                    214                 199
     General and administrative expenses                                                               512                 407
     Depreciation of real estate assets                                                              1,326               1,107
                                                                                                 ---------           ---------

          Total operating expenses                                                                   3,517               3,035
                                                                                                 ---------           ---------

INCOME FROM OPERATIONS                                                                               1,339               1,119
                                                                                                 ---------           ---------

OTHER INCOME (EXPENSE):
     Interest income                                                                                    35                 118
     Interest expense                                                                               (1,252)             (1,071)
     Loss on disposal of assets                                                                        (19)                (27)
     Amortization of deferred financing costs                                                          (64)                (33)
     Other amortization expense                                                                         (3)                 (9)
                                                                                                 ---------           ---------

          Total other expense                                                                       (1,303)             (1,022)
                                                                                                 ---------           ---------

INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM                                                  36                  97

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                          (13)                (37)
                                                                                                 ---------           ---------

INCOME BEFORE EXTRAORDINARY ITEM                                                                        23                  60

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                                       0                (158)
                                                                                                 ---------           ---------

NET INCOME (LOSS)                                                                                $      23           $     (98)
                                                                                                 =========           =========

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary item                                                            $    0.00           $    0.01

     Extraordinary item                                                                               0.00               (0.03)
                                                                                                 ---------           ---------

     Net income (loss)                                                                           $    0.00           $   (0.02)
                                                                                                 =========           =========

     Weighted average common shares - basic                                                      4,692,167           4,607,106

     Weighted average common shares - diluted                                                    7,445,954           7,550,609






The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


--------------------------------------------------------------------------------------------------------------------------------

                                                                                                   SIX MONTHS ENDED JUNE 30,

                                                                                                   1999                1998
                                                                                                 ---------           ---------
                                                                                                 (UNAUDITED)         (UNAUDITED)
OPERATING REVENUES:
     Rental operations                                                                           $   9,047           $   7,753
     Other operating income                                                                            565                 341
                                                                                                 ---------           ---------

          Total operating revenues                                                                   9,612               8,094
                                                                                                 ---------           ---------

OPERATING EXPENSES:
     Personnel                                                                                         886                 784
     Utilities                                                                                         608                 545
     Repairs, maintenance and landscaping                                                              569                 536
     Real estate taxes                                                                                 859                 680
     Marketing, insurance and other                                                                    407                 384
     General and administrative expenses                                                             1,020                 811
     Depreciation of real estate assets                                                              2,643               2,238
                                                                                                 ---------           ---------

          Total operating expenses                                                                   6,992               5,978
                                                                                                 ---------           ---------

INCOME FROM OPERATIONS                                                                               2,620               2,116
                                                                                                 ---------           ---------

OTHER INCOME (EXPENSE):
     Interest income                                                                                    80                 250
     Interest expense                                                                               (2,513)             (2,057)
     Loss on disposal of assets                                                                        (28)                (51)
     Amortization of deferred financing costs                                                         (102)                (66)
     Other amortization expense                                                                         (6)                (11)
                                                                                                 ---------           ---------

          Total other expense                                                                       (2,569)             (1,935)
                                                                                                 ---------           ---------

INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF
      REAL ESTATE ASSET AND EXTRAORDINARY ITEMS                                                         51                 181

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                          (19)                (81)
                                                                                                 ---------           ---------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE ASSET
    AND EXTRAORDINARY ITEMS                                                                             32                 100

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest
    of unitholders in the operating partnership                                                          0                 918
                                                                                                 ---------           ---------

INCOME BEFORE EXTRAORDINARY ITEMS                                                                       32               1,018

EXTRAORDINARY ITEMS - Loss on early extinguishments of debt, net of
     minority interest of unitholders in the operating partnership                                       0                 (93)
                                                                                                 ---------           ---------

NET INCOME                                                                                       $      32           $     925
                                                                                                 =========           =========

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary items                                                           $    0.01           $    0.22

     Extraordinary items                                                                              0.00               (0.02)
                                                                                                 ---------           ---------

     Net income                                                                                  $    0.01           $    0.20
                                                                                                 =========           =========

     Weighted average common shares - basic                                                      4,712,851           4,552,759

     Weighted average common shares - diluted                                                    7,469,341           7,554,666



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)



-------------------------------------------------------------------------------------------------------------------------------

                                                                                                   SIX MONTHS ENDED JUNE 30,

                                                                                                   1999               1998
                                                                                                 ---------          ----------
                                                                                                (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES:
     Net income                                                                                  $      32           $     925
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interest of unitholders in the operating partnership                                 19                  81
          Gain on sale of real estate assets                                                             0                (918)
          Loss on disposal of assets                                                                    28                  51
          Depreciation and amortization                                                              2,751               2,315
          Extraordinary items, net of minority interest of unitholders in the
               operating partnership                                                                     0                  93
          Amortization of deferred compensation                                                         14                   0
     Change in assets and liabilities:
          (Increase) in restricted cash and cash equivalents                                           (76)                (96)
          Decrease in other assets                                                                     103                  42
          Increase in accounts payable and accrued expenses relating to operations                   1,009                 657
          Increase in due to affiliates relating to operations                                           1                   4
          Increase (decrease) in security deposits and prepaid rent                                     48                 (40)
                                                                                                 ---------           ---------

               Net cash provided by operating activities                                             3,929               3,114
                                                                                                 ---------           ---------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate assets                                                            0               5,333
     Construction of real estate assets                                                             (7,523)            (19,102)
                                                                                                 ---------           ---------

               Net cash used in investing activities                                                (7,523)            (13,769)
                                                                                                 ---------           ---------

FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable                                                                0              16,500
     Proceeds from mortgage notes payable held in escrow                                               150              (1,200)
     Payoff of mortgage notes, including prepayment penalty                                              0              (6,507)
     Principal repayments on mortgage notes payable                                                   (445)               (384)
     Payment of loan costs                                                                             (65)               (258)
     Proceeds from construction loan                                                                 5,432                   0
     Proceeds from short term loan                                                                       0                 350
     Payoff of short term loan                                                                           0                (350)
     Repurchase of partnership units                                                                   (28)                (52)
     Repurchase of treasury stock                                                                     (626)                  0
     Payment of dividends and distributions                                                         (2,224)             (2,133)
                                                                                                 ---------           ---------

               Net cash provided by financing activities                                             2,194               5,966
                                                                                                 ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (1,400)             (4,689)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       4,106               7,117
                                                                                                 ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $   2,706           $   2,428
                                                                                                 =========           =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                                      $   2,857           $   2,362



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

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the operating partnership. Given that Roberts Realty is the sole general partner of the operating partnership and had a 63.0% ownership interest in it both at June 30, 1999 and December 31, 1998, Roberts Realty controls the operating partnership.

         At June 30, 1999, Roberts Realty owned nine completed multifamily apartment communities totaling 1,778 apartment homes. An additional 118 rental townhomes and 287 apartment homes were under construction and 581 apartment homes were in the development stage.

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

         The minority interests of the unitholders in the operating partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the operating partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and partnership units outstanding and will change as additional shares and partnership units are issued. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, which was 37.0% and 39.0% for the three months ended June 30, 1999 and 1998, respectively, and 36.9% and 39.7% for the six months ended June 30, 1999 and 1998, respectively. The minority interest of the unitholders in the operating partnership was $14,534,000 and $15,579,000 at June 30, 1999 and December 31, 1998, respectively.

         Holders of partnership units generally have the right to require the operating partnership to redeem their partnership units for shares. Upon submittal of partnership units for redemption, the operating partnership has the option either (a) to pay cash for those partnership units at their fair market value, based upon the then current trading price of the shares, or (b) to acquire those partnership units in exchange for shares, on a one-for-one basis. Roberts Realty has adopted a policy that it will issue shares in exchange for all partnership units submitted.

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


3.       NOTES PAYABLE

         LINE OF CREDIT. Roberts Realty obtained a $2,000,000 revolving unsecured line of credit in June of 1999 to provide funds for short-term working capital purposes. This line of credit has a one year term and bears an interest rate of LIBOR + 150 basis points. At June 30, 1999, no amount was drawn on the line.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following apartment communities at June 30, 1999 and December 31, 1998, as follows:

                                                                 FIXED INTEREST          PRINCIPAL OUTSTANDING
                                                                   RATE AS OF
                                                 MATURITY           06/30/99          06/30/99            12/31/98
                                                 --------        --------------     -----------         -----------
         Bentley Place                           08/15/06            7.10%          $ 3,976,000         $ 4,000,000
         Bradford Creek                          06/15/08            7.15             8,317,000           8,359,000
         Crestmark                               10/01/08            6.57            15,869,000          15,957,000
         Highland Park                           02/15/03            7.30             7,893,000           7,940,000
         Ivey Brook                              02/15/07            7.14             6,265,000           6,300,000
         Plantation Trace                        10/15/08            7.09            11,822,000          11,881,000
         Preston Oaks                            10/15/02            7.21             8,367,000           8,420,000
         River Oaks                              11/15/03            7.15             9,000,000           9,052,000
         Rosewood Plantation                     07/15/08            6.62%            8,019,000           8,064,000
                                                                                    -----------         -----------

                                                                                    $79,528,000         $79,973,000
                                                                                    ===========         ===========

         Roberts Realty and Roberts Properties, Inc. have a $35,000,000 advised guidance line with NationsBank N.A. for the purpose of providing financing for the acquisition or development of multifamily communities. (Roberts Properties is owned by Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Directors of Roberts Realty.) Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at NationsBank's discretion in accordance with normal loan approval procedures. At June 30, 1999, there was no balance outstanding under the guidance line.

         On July 20, 1999, Roberts Realty received a written commitment for a $9,500,000 loan secured by the first phase of the Addison Place community (formerly referred to as Abbotts Bridge). The loan commitment included a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The loan is scheduled to close in September 1999 after completion and substantial lease-up of the first phase of the Addison Place community. The loan is intended to provide permanent financing to repay the construction indebtedness on this property, as discussed below.

         On April 13, 1999, Roberts Realty executed a $9,500,000 construction loan to complete phase one of Addison Place. The loan has a 9-month term and bears an interest rate of LIBOR + 160 basis points. At June 30, 1999, $5,432,000 was outstanding under the construction loan.

         Interest capitalized was $140,000 and $148,000 for the three months ended June 30, 1999 and 1998, respectively, and $276,000 and $342,000 for the six months ended June 30, 1999 and 1998, respectively.

         Real estate assets having a combined depreciated cost of approximately $105,048,000 serve as collateral for the outstanding debt at June 30, 1999.


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

         Roberts Realty enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Properties Construction, Inc., an affiliate of Roberts Realty owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board. Roberts Construction is currently constructing the first phase of Addison Place, consisting of 118 townhomes, and completing the construction of the amenities and final landscaping at the second phase of Plantation Trace. Each of these projects is being completed pursuant to a cost plus 10% contract. At June 30, 1999, the remaining commitments totaled $3,026,000 as summarized in the following table:

                                                   ESTIMATED                                 ESTIMATED
                                                     TOTAL                                   REMAINING
                                                   CONTRACT               AMOUNT            CONTRACTUAL
                                                    AMOUNT               INCURRED            COMMITMENT
                                                  -----------          -----------          -----------
         Plantation Trace - phase II              $ 4,858,000          $ 4,852,000          $    6,000
         Addison Place - phase I                    9,611,000            6,591,000           3,020,000
                                                  -----------          -----------          ----------


         Total                                    $14,469,000          $11,443,000          $3,026,000
                                                  ===========          ===========          ==========


6.       SHAREHOLDERS' EQUITY

         EXCHANGES OF PARTNERSHIP UNITS FOR SHARES. During the three months ended June 30, 1999 and 1998, a total of 0 and 126,886 partnership units, respectively, were exchanged for the same number of shares. During the six months ended June 30, 1999 and 1998, a total of 26,907 and 260,790 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         REDEMPTIONS OF PARTNERSHIP UNITS FOR CASH. During the three months ended June 30, 1999, no partnership units were redeemed. During the six months ended June 30, 1999, a total of 3,917 partnership units were redeemed for cash of $28,000. During the three and six months ended June 30, 1998, a total of 6,055 units were redeemed for cash of $52,000.

         TREASURY STOCK REPURCHASES. During the three months ended June 30, 1999, Roberts Realty repurchased 10,100 shares at a total cost of $76,000. During the six months ended June 30, 1999, Roberts Realty repurchased 84,200 shares at a total cost of $626,000. No shares were repurchased during the three or six months ended June 30, 1998.

         DIVIDENDS. On May 18, 1999, Roberts Realty's Board of Directors declared a quarterly distribution in the amount of $0.15 per common share and partnership unit payable on July 15, 1999 to shareholders and unitholders of record on June 30, 1999. The second quarter 1998 dividend was $0.145 and was paid to shareholders and unitholders of record as of June 30, 1998.

         EARNINGS PER SHARE. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                          THREE MONTHS ENDED        SIX MONTHS ENDED

                                                                         6/30/99       6/30/98     6/30/99       6/30/98
                                                                       -----------   ----------   ----------   ----------
         Income (loss) before extraordinary item                       $        23   $       60   $       32   $    1,018
         Minority interest in income (loss) before
                extraordinary item of the
                operating partnership                                           13           37           19          707
                                                                       -----------   ----------   ----------   ----------

         Income (loss) before extraordinary item - diluted             $        36   $       97   $       51   $    1,725
                                                                       ===========   ==========   ==========   ==========

         Net income (loss) - basic                                     $        23   $      (98)  $       32   $      925
         Minority interest in net income (loss) of the
                operating partnership                                           13          (61)          19          654
                                                                       -----------   ----------   ----------   ----------

         Net income (loss) - diluted                                   $        36   $     (159)  $       51   $    1,579
                                                                       ===========   ==========   ==========   ==========

         Weighted average shares - basic                                 4,692,167    4,607,106    4,712,851    4,552,759
         Dilutive securities - weighted average partnership units        2,753,787    2,943,503    2,756,490    3,001,907
                                                                       -----------   ----------   ----------   ----------

         Weighted average shares - diluted                               7,445,954    7,550,609    7,469,341    7,554,666
                                                                       ===========   ==========   ==========   ==========


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

         On June 22, 1998, Roberts Realty purchased approximately 23.8 acres of undeveloped land in the Ballantyne area of Charlotte, North Carolina for $3,540,000 from a local Charlotte investment group. Roberts Realty intends to construct a 332-unit multifamily apartment community on the property, which is anticipated to begin in the third quarter of 1999. As part of the closing costs, the operating partnership paid Roberts Properties an acquisition fee of $166,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the operating partnership will pay Roberts Properties a fee of $1,660,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Ballantyne project for a period of eighteen months. Through June 30, 1999, Roberts Realty has paid $646,000 of the $1,660,000 in fees to Roberts Properties. The independent members of Roberts Realty's Board of Directors approved the foregoing arrangements with Roberts Properties.

         On June 24, 1998, Roberts Realty purchased approximately 49.1 acres of undeveloped land located in north Fulton County, Georgia for $5,294,000 from Roberts Properties. Roberts Realty intends to construct a 405-unit multifamily apartment community on the property. Construction of the 118-unit first phase began in the third quarter of 1998, and Roberts Realty anticipates that construction on the

         287-unit second phase will begin in the third quarter of 1999. As part of the closing costs, the operating partnership paid Roberts Properties an acquisition fee of $250,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the operating partnership will pay Roberts Properties a fee of $2,025,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Addison Place project for a period of eighteen months. Through June 30, 1999, Roberts Realty has paid $675,000 of the $2,025,000 in fees to Roberts Properties. The independent members of Roberts Realty's Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

         On June 25, 1998, Roberts Realty purchased approximately 35.3 acres of undeveloped land located in Gwinnett County, Georgia for $2,525,000 from Roberts Properties Old Norcross, Ltd. (Mr. Roberts, who is the general partner of Roberts Properties Old Norcross, Ltd., received none of the sale proceeds as general partner or otherwise.) Roberts Realty intends to construct a 249-unit multifamily apartment community on the property, which is anticipated to begin in the fourth quarter of 1999. As part of the closing costs, the operating partnership paid Roberts Properties an acquisition fee of $119,250 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the operating partnership will pay Roberts Properties a fee of $1,245,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Old Norcross project for a period of eighteen months. Through June 30, 1999, Roberts Realty has paid $0 of the $1,245,000 in fees to Roberts Properties. The independent members of Roberts Realty's Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

         On June 8, 1999, Roberts Realty announced that it had entered into a contract to sell its Bentley Place apartments. Net cash proceeds from the sale are expected to be approximately $3.7 million, which Roberts Realty expects to reinvest in its development and construction program of 986 new apartment homes. Roberts Realty expects to close the sale of Bentley Place during the third quarter of 1999. The closing of this transaction will be subject to customary closing conditions. There can be no assurance that the Bentley Place transaction will close as contemplated, that the required conditions to closing will be met, or that the agreement will not be amended or terminated.

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

OVERVIEW

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At June 30, 1999, we owned nine completed and stabilized multifamily apartment communities consisting of 1,778 apartment homes. As part of our business plan and growth strategy, we sold our 232-unit Windsong community in January 1998. We based our decision to sell Windsong on its age and location in a market that is not included in our long-term growth strategy. In July 1998, we sold our two small retail centers because we decided to exit all businesses not related to the long-term ownership of high quality apartment homes. In June 1998, we used the equity from our property sales to purchase three separate parcels of land for $11.3 million on which we intend to develop and build three new multifamily communities totaling 986 apartment homes. This development pipeline will increase the size of our portfolio 55% from 1,778 to 2,764 apartment homes. One of the three new communities under development is located in Charlotte and is the first step in our diversification strategy. The other two communities are located in north Atlanta. Of our 986 new apartment homes to be built, 118 rental townhomes and 287 apartment homes are under construction, 332 apartment homes are expected to be under construction during the third quarter of 1999, and 249 apartment homes are expected to be under construction during the fourth quarter of 1999.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30, 1998

         For the three months ended June 30, 1999, we recorded net income of $23,000 or $0.00 per share, compared to a net loss of $98,000 or $0.02 per share for the three months ended June 30, 1998. The change in operating results is due to the following:

         (1) the completion of the initial lease-up phases at Bradford Creek in August 1998, and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998 - for convenience we refer to these communities as the "Lease-Up Communities";

         offset by

         (2)      the sale of two retail centers in the third quarter of 1998.

Our operating performance for all apartment communities is summarized in the following table:

                                                         PERCENTAGE             THREE MONTHS ENDED JUNE 30,
                                                         CHANGE FROM         ----------------------------------
                                                        1998 TO 1999             1999                 1998
                                                        ------------             ----                 ----
       Total operating revenues                              16.9%           $   4,856,000       $   4,154,000
       Property operating expenses (1)                       10.4%           $   1,679,000       $   1,521,000
       Net operating income (2)                              20.7%           $   3,177,000       $   2,633,000
       General and administrative expenses                   25.8%           $     512,000       $     407,000
       Depreciation of real estate assets                    19.8%           $   1,326,000       $   1,107,000
       Average stabilized occupancy (3)                       0.1%                    95.3%               95.2%
       Operating expense ratio (4)                           (2.0%)                   34.6%               36.6%

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

         Our same-property operating performance was highlighted by a 4.9% increase in operating revenues, a 7.2% increase in net operating income, and a 0.3% increase in average occupancy from 95.2% to 95.5%. Our property management team focused on implementing rent increases, achieving high occupancy levels, and providing quality customer service to residents, which contributed to our lease renewal rate of 54.1% during the second quarter of 1999. Eight of our communities were fully stabilized during both the three-month periods ended June 30, 1999 and 1998: Bentley Place, Crestmark, Highland Park, Ivey Brook, River Oaks, Rosewood Plantation, and the first phases of Plantation Trace, and Preston Oaks. Same-property operating results for these communities are summarized in the following table:

                                                         PERCENTAGE              THREE MONTHS ENDED JUNE 30,
                                                         CHANGE FROM         ---------------------------------
                                                        1998 TO 1999              1999                1998
                                                        ------------              ----                ----
       Rental income                                         2.5%            $   3,857,000       $   3,763,000
       Total operating revenues                              4.9%            $   4,112,000       $   3,919,000
       Property operating expenses (1)                       0.7%            $   1,388,000       $   1,379,000
       Net operating income (2)                              7.2%            $   2,724,000       $   2,540,000
       Average stabilized occupancy (3)                      0.3%                     95.5%               95.2%
       Operating expense ratio (4)                          (1.4%)                    33.8%               35.2%
       Average monthly rent per apartment home               2.5%            $         901       $         879
       Lease renewal percentage (5)                         (5.0%)                    54.1%               59.1%

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

         The following discussion compares our statements of operations for the three months ended June 30, 1999 and 1998.

         Total operating revenues increased $702,000 or 16.9% from $4,154,000 for the three months ended June 30, 1998 to $4,856,000 for the three months ended June 30, 1999. The increase in operating revenues is due to the following:

         (1)      a $589,000 increase in revenue from the Lease-Up Communities;
         (2) a $109,000 increase in same-property revenue, which is due to an increase in occupancy from 95.2% to 95.5% along with a 2.5% increase in the average monthly rent per apartment home from $879 to $901 per month; and
         (3)      $84,000 in water sub-metering revenue;

         offset by

         (4) a decrease in revenue of approximately $80,000 due to the sales of our two retail centers, and decreased miscellaneous revenue.

         Property operating expenses, excluding depreciation and general and administrative expenses, increased $158,000 or 10.4% from $1,521,000 for the three months ended June 30, 1998 to $1,679,000 for the three months ended June 30, 1999. The increase in operating expenses is due to the following:

         (1)      a $149,000 increase in expenses from the Lease-Up Communities;
                  and

         (2) a $9,000 increase in same-property expenses. Higher personnel costs ($29,000) and property taxes ($34,000), offset by lower maintenance costs ($50,000) account for most of the $9,000 increase in same-property expenses. These changes are due to the hiring of additional staff for our property management team, reassessments of our properties by county governments, and a settlement with Gwinnett County ($34,000) for reimbursement of expenses for debris removal after the April 9, 1998 windstorms.

         General and administrative expenses increased $105,000 or 25.8% from $407,000 for the three months ended June 30, 1998 to $512,000 for the three months ended June 30, 1999. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to higher personnel and associated costs, rent, and legal and marketing costs. General and administrative expenses as a percentage of operating revenues increased from 9.8% for the three months ended June 30, 1998 to 10.5% for the three months ended June 30, 1999. We expect that as we continue to grow, those expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense increased $219,000 or 19.8% from $1,107,000 for the three months ended June 30, 1998 to $1,326,000 for the three months ended June 30, 1999. The increase is due to the depreciation expense from the Lease-Up Communities, offset by a decrease due to the sales of our two retail centers. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense increased $181,000 or 16.9% from $1,071,000 for the three months ended June 30, 1998 to $1,252,000 for the three months ended June 30, 1999. The increase is due primarily to the financing of Bradford Creek in June 1998, the refinancing of the mortgage loan secured by Rosewood Plantation in June 1998 for a higher loan amount, the refinancing of the mortgage loans secured by Crestmark in September 1998 for a higher loan amount, and the refinancing of the mortgage loan secured by Plantation Trace in September 1998 for a higher loan amount.

       Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

         For the six months ended June 30, 1999, we recorded net income of $32,000 or $0.01 per share, compared to net income of $925,000 or $0.20 per share for the six months ended June 30, 1998. The change in operating results is due to the following:

         (1) the sale of Windsong in the first quarter of 1998, which resulted in a gain, net of minority interest, of $918,000; and

         (2)      the sale of two retail centers in the third quarter of 1998;

         offset by

         (3) the completion of the initial lease-up phases at Bradford Creek in August 1998, and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998;

         (4) an increase in average stabilized occupancy from 94.6% to 95.3%.

Our operating performance for all apartment communities is summarized in the following table:

                                                         PERCENTAGE             SIX MONTHS ENDED JUNE 30,
                                                         CHANGE FROM         ---------------------------------
                                                        1998 TO 1999             1999                 1998
                                                        ------------             ----                 ----
       Total operating revenues                              18.8%           $   9,612,000       $   8,094,000
       Property operating expenses (1)                       13.7%           $   3,329,000       $   2,929,000
       Net operating income (2)                              21.6%           $   6,283,000       $   5,165,000
       General and administrative expenses                   25.8%           $   1,020,000       $     811,000
       Depreciation of real estate assets                    18.1%           $   2,643,000       $   2,238,000
       Average stabilized occupancy (3)                       0.7%                    95.3%               94.6%
       Operating expense ratio (4)                           (1.6%)                   34.6%               36.2%

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

         Our same-property operating performance was highlighted by a 4.7% increase in operating revenues, a 5.3% increase in net operating income, and a 0.7% increase in average occupancy from 94.6% to 95.3%. Our property management team focused on implementing rent increases, achieving high occupancy levels, and providing quality customer service to residents, which contributed to our lease renewal rate of 55.7% during the six months ended June 30, 1999. Eight of our communities were fully stabilized during both the six-month periods ended June 30, 1999 and 1998: Bentley Place, Crestmark, Highland Park, Ivey Brook, River Oaks, Rosewood Plantation, and the first phases of Plantation Trace, and Preston Oaks. Same-property operating results for these communities are summarized in the following table:

                                                         PERCENTAGE               SIX MONTHS ENDED JUNE 30,
                                                         CHANGE FROM         ----------------------------------
                                                        1998 TO 1999              1999                1998
                                                        ------------              ----                ----
       Rental income                                         2.7%            $   7,659,000       $   7,459,000
       Total operating revenues                              4.7%            $   8,123,000       $   7,755,000
       Property operating expenses (1)                       3.8%            $   2,802,000       $   2,700,000
       Net operating income (2)                              5.3%            $   5,321,000       $   5,055,000
       Average stabilized occupancy (3)                      0.7%                     95.3%               94.6%
       Operating expense ratio (4)                          (0.3%)                    34.5%               34.8%
       Average monthly rent per apartment home               2.4%            $         898       $         877
       Lease renewal percentage (5)                         (3.0%)                    55.7%               58.7%


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

         The following discussion compares our statements of operations for the six months ended June 30, 1999 and 1998.

         Total operating revenues increased $1,518,000 or 18.8% from $8,094,000 for the six months ended June 30, 1998 to $9,612,000 for the six months ended June 30, 1999. The increase in operating revenue is due to the following:

         (1)      a $1,317,000 increase in revenue from the Lease-Up
                  Communities;
         (2) a $213,000 increase in same-property revenue, which is due to an increase in occupancy from 94.6% to 95.3% along with a 2.4% increase in the average monthly rent per apartment home from $877 to $898 per month; and
         (3)      $155,000 in water sub-metering revenue;

         offset by

         (4) a decrease in revenue of approximately $167,000 due to the sales of Windsong and two retail centers, and decreased miscellaneous revenue.

         In the fourth quarter of 1998 we completed the installation of water-metering equipment in each of our 1,778 existing apartment homes and implemented a program to bill residents for their individual water consumption. We expect that billing residents for their water usage will increase our operating revenues by approximately $425,000 per year. Based on a total cost of $380,000 to install the equipment, we estimate the payback period to be about fourteen months. We expect that all new apartment communities we develop will have water-metering equipment installed in each apartment home during construction.

         Property operating expenses, excluding depreciation and general and administrative expenses, increased $400,000 or 13.7% from $2,929,000 for the six months ended June 30, 1998 to $3,329,000 for the six months ended June 30, 1999. The increase in operating expenses is due to the following:

         (1)      a $298,000 increase in expenses from the Lease-Up Communities;
                  and

         (2) a $102,000 increase in same-property expenses primarily due to higher personnel costs ($77,000) and property taxes ($40,000), offset by lower administrative costs ($32,000).

         General and administrative expenses increased $209,000 or 25.8% from $811,000 for the six months ended June 30, 1998 to $1,020,000 for the six months ended June 30, 1999. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to higher personnel and associated costs, rent, and legal and marketing costs. General and administrative expenses as a percentage of operating revenues increased from 10.0% for the six months ended June 30, 1998 to 10.6% for the six months ended June 30, 1999. We expect that as we continue to grow, those expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense increased $405,000 or 18.1% from $2,238,000 for the six months ended June 30, 1998 to $2,643,000 for the six months ended June 30, 1999. The increase is due to the depreciation expense from the Lease-Up Communities, offset by a decrease due to the sales of our two retail centers. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense increased $456,000 or 22.2% from $2,057,000 for the six months ended June 30, 1998 to $2,513,000 for the six months ended June 30, 1999. The increase is due primarily to the financing of Bradford Creek in June 1998, the refinancing of the mortgage loan secured by Rosewood Plantation in June 1998 for a higher loan amount, the refinancing of the mortgage loans secured by Crestmark in September 1998 for a higher loan amount, and the refinancing of the mortgage loan secured by Plantation Trace in September 1998 for a higher loan amount.

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

LIQUIDITY AND CAPITAL RESOURCES

    Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30,
    1998

         Cash and cash equivalents decreased $1,400,000 during the six months ended June 30, 1999 compared to a decrease of $4,689,000 during the six months ended June 30, 1998. The $1,400,000 decrease is due to a decrease in cash provided by financing activities, offset by a decrease in cash used in investing activities and an increase in cash provided by operating activities.

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities increased $815,000 from $3,114,000 during the six months ended June 30, 1998 to $3,929,000 during the six months ended June 30, 1999. The increase in cash flow from operations is due primarily to the additional cash flow from the Lease-Up Communities and stabilized communities, offset by the sales of Windsong and the two retail centers. The effects of revenue and expense accruals are not material in understanding our cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities decreased $6,246,000 from net cash used of $13,769,000 during the six months ended June 30, 1998 compared to net cash used of $7,523,000 during the six months ended June 30, 1999. This decrease is due primarily to the following:

         (1) the purchase of three separate parcels of land for $11,355,000;

         (2) construction costs at Bradford Creek and the second phases of Preston Oaks and Plantation Trace of $7,747,000 during the six months ended June 30, 1998 compared to construction costs at phase one of Addison Place and the second phase of Plantation Trace of $7,523,000 during the six months ended June 30, 1999;

         offset by

         (3) net cash proceeds from the sale of Windsong totaling $5,333,000 during the six months ended June 30, 1998.

         We acquired no existing apartment communities during these periods.

         Net cash provided by financing activities decreased $3,772,000 from $5,966,000 during the six months ended June 30, 1998 to $2,194,000 during the six months ended June 30, 1999. This decrease is due primarily to the following:

         (1) the repurchase of 84,200 shares of treasury stock for $626,000 during the six months ended June 30, 1999 compared to no treasury shares purchased during the six months ended June 30, 1998;

         (2) the purchase of 3,917 partnership units for $28,000 during the six months ended June 30, 1999 compared to the purchase of 6,055 partnership units for $52,000 during the six months ended June 30, 1998;

         (3) an increase of $61,000 in principal repayments on mortgage notes payable due to the financing of Bradford Creek in June 1998, the refinancing of Rosewood Plantation for a higher loan amount in June 1998, the refinancing of Crestmark for a higher loan amount in September 1998, and the refinancing of Plantation Trace for a higher loan amount in September 1998;

         (4) the refinancing of the mortgage note secured by the Rosewood Plantation community that resulted in cash provided of $1,593,000 in June 1998;

         (5) the permanent financing of Bradford Creek for cash of $7,200,000 in June 1998;

         (6) an increase of $91,000 in quarterly distributions paid, from $2,133,000 for the six months ended June 30, 1998 to $2,224,000 for the six months ended June 30, 1999; and

         (7) proceeds from a construction loan in the amount of $5,432,000 compared to no construction loan in 1998;

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

The following table summarizes the debt for each of our nine communities:

                                         FIXED INTEREST                             PRINCIPAL
                                           RATE AS OF                              OUTSTANDING
                                            06/30/99             MATURITY           06/30/99
                                         --------------          --------          -----------
         Bentley Place                         7.10%              08/15/06       $    3,976,000
         Bradford Creek                        7.15%              06/15/08            8,317,000
         Crestmark                             6.57%              10/01/08           15,869,000
         Highland Park                         7.30%              02/15/03            7,893,000
         Ivey Brook                            7.14%              02/15/07            6,265,000
         Plantation Trace                      7.09%              10/15/08           11,822,000
         Preston Oaks                          7.21%              10/15/02            8,367,000
         River Oaks                            7.15%              11/15/03            9,000,000
         Rosewood Plantation                   6.62%              07/15/08            8,019,000
                                                                                 --------------

                                                                                 $   79,528,000
                                                                                 ==============

         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2008 as summarized below:

                                2002            $    8,025,000
                                2003                16,057,000
                                2006                 3,554,000
                                2007                 5,570,000
                                2008                38,233,000
                                                --------------
                               Total            $   71,439,000
                                                ==============

         Because we anticipate that we will repay only a small portion of the principal of our indebtedness before its maturity and that we will not have funds on hand sufficient to repay our indebtedness when it matures, we will have to refinance our debt through:

         - debt financing collateralized by mortgages on individual communities or groups of communities,

         -        uncollateralized private or public debt offerings, and/or

         -        equity offerings.

         Roberts Realty and Roberts Properties, Inc. have a $35,000,000 advised guidance line with NationsBank N.A. to help us finance the acquisition or development of multifamily communities. Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at our option, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at NationsBank's discretion in accordance with normal loan approval procedures.

         During the quarter ended September 30, 1998, we started construction on the first phase of Addison Place, which is located in north Atlanta. This first phase consists of 118 rental townhomes and occupancies began in June of 1999. We are funding this first phase with the proceeds from recent mortgage loan financings, operating cash, and a $9,500,000 construction loan that we obtained on April 12, 1999. At June 30, 1999, $5,432,000 was outstanding under the construction loan.

         On July 20, 1999, Roberts Realty received a written commitment for a $9,500,000 loan secured by the first phase of the Addison Place community. The loan commitment included a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The loan is scheduled to close in September 1999 after completion and substantial lease-up of the first phase of the Addison Place community. The loan is intended to provide permanent financing to repay the construction indebtedness on this property.

         During the quarter ended June 30, 1999, we started construction on the second phase of Addison Place. This second phase will consist of 287 apartment homes and we expect occupancies to begin in the first quarter of 2000. We expect to begin construction on an additional 581 apartment homes, which will include a 332-unit community in Charlotte and a 249-unit community also located in north Atlanta in the third and fourth quarters of 1999, respectively. We paid cash for the land for these three new communities, and we expect to fund the cost of construction with construction loans and cash flow from operations. We are in the process of obtaining construction loans, and we do not expect to begin substantial construction until we secure those construction loans.

         We anticipate that each community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements generally through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short-term and in the long-term - greater than 12 months. We also expect to fund improvements and renovations at existing communities from net cash provided by operations. We expect to meet our long-term liquidity requirements, including future apartment development and debt maturities, by issuing additional equity securities and obtaining construction loans and permanent mortgages.

STOCK REPURCHASE PLAN

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share. We repurchased 84,200 treasury shares for $626,000 during the six months ended June 30, 1999. We repurchased no treasury shares during the six months ended June 30, 1998. From September 3, 1998 through June 30, 1999, we have repurchased 103,500 shares for $771,000.

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


                                              THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                            ------------------------------            -------------------------------
                                                1999                  1998               1999                  1998
                                                ----                  ----               ----                  ----
Net income (loss)                           $       23          $       (98)          $       32          $       925
Minority interest of unitholders                    13                   37                   19                   81
Extraordinary items                                  0                  158                    0                   93
Amortization (real estate related)                   3                    9                    6                   11
Loss on disposal of assets                          19                   27                   28                   51
Gain on sale of real estate asset                    0                    0                    0                 (918)
Depreciation expense                             1,326                1,107                2,643                2,238
                                            ----------          -----------           ----------          -----------

Funds From Operations                       $    1,384          $     1,240           $    2,728          $     2,481
                                            ==========          ===========           ==========          ===========

Weighted average shares and units
     outstanding during the period           7,445,954            7,550,609            7,469,341            7,554,666


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

      We have completed an initial assessment of our core computer information systems and are now undertaking the necessary steps to make our systems Year 2000 compliant. Our property management software is Year 2000 compliant, and we expect to upgrade our accounting software in the fourth quarter of 1999 to make it Year 2000 compliant. We do not expect the cost to upgrade our accounting software to be material. We have evaluated and assessed those computer systems that do not relate to information systems, such as telecommunications, HVAC, and fire and safety systems, which typically include embedded technology such as microcontrollers, and we have determined that these systems are Year 2000 compliant.

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

      In addition, the market price of the common stock may from time to time fluctuate as a result of, among other things:

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 3 to our consolidated financial statements. All of our long-term borrowings are under fixed rate instruments, and our line of credit rate is 150 basis points over the three-month LIBOR and our construction loan rate is 160 basis points over the 30-day LIBOR. We have determined that there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended June 30, 1999.

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

         On February 1, 1999, we began a six-month period in which partnership units cannot be redeemed. We planned to register new shares with the SEC on or about August 1 to simplify the process for holders of partnership units who elect to exchange their units for shares. We registered these new shares with the SEC on our registration statement on Form S-3, registration number 333-82453, as declared effective by the SEC on August 2, 1999. Unlike the shares issued in exchange for partnership units before February 1, 1999 in reliance upon the "intrastate" offering exemption, shares issued under the new registration (a) will be freely tradeable, other than by affiliates, and (b) can be issued both to persons who reside in Georgia and in other states. Before February 1, 1999, we paid cash to redeeming unitholders who resided outside the state of Georgia.

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

         During the three and six months ended June 30, 1999, we issued a total of 0 and 26,907 shares, respectively, in exchange for partnership units submitted for redemption by unitholders. Through January 31, 1999, we issued the shares in redemption of partnership units in reliance upon the "intrastate" exemption from securities registration provided under Section 3(a)(11) of the Securities Act and Rule 147 promulgated by the SEC regarding intrastate offerings. We believe that we have satisfied the conditions of Rule 147 for each of the issuances of shares to unitholders. We have delivered a prospectus to all unitholders that is designed to satisfy the conditions of Rule 147. Unitholders who reside outside of the state of Georgia are offered and receive only cash instead of shares. All of the existing communities are located in the state of Georgia. The certificates evidencing the shares issued in exchange for partnership units before February 1, 1999 have a Rule 147 legend describing the applicable restrictions on transfer printed on them, and we have issued stop transfer instructions to our transfer agent for those shares. Further, we notified the offerees that the applicable restrictions on transfer and procedures will apply to the issuance of new certificates for any of the shares that are presented for transfer during the nine month period from the end of the offering during which transfer of the shares is restricted to residents of the state of Georgia.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting on July 14, 1999, for the purpose of electing two members of our Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         Both of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                               VOTES              VOTES
                                                FOR             WITHHELD
                                             ---------          ---------
         Wm. Jarell Jones                    3,497,120           26,804
         Dennis H. James                     3,497,075           26,849

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

EXHIBIT
  NO.                                    DESCRIPTION
--------                                 -----------
    4.1.3         Amendment #2 to First Amended and Restated Agreement of
                  Limited Partnership of Roberts Properties Residential, L.P.
                  [Incorporated by reference to Exhibit 10.1 from the
                  Company's Registration Statement on Form S-3 filed July 8,
                  1999, registration number 333-82453.]
   10.14.01       Promissory Note executed by Roberts Properties Residential,
                  L.P. in favor of Compass Bank, dated April 12, 1999, in the original principal amount of $9,500,000 (Addison Place).
   10.14.02       Deed to Secure Debt and Security Agreement executed by
                  Roberts Properties Residential, L.P. in favor of Compass
                  Bank, dated April 12, 1999, and related collateral
                  documents (Addison Place).
   10.14.03       Guaranty executed by Roberts Realty Investors, Inc. in
                  favor of Compass Bank, dated April 12, 1999 (Addison Place).
   10.15.01       Line of Credit Note executed by Roberts Properties
                  Residential,  L.P. in favor of Compass Bank, dated June 1,
                  1999, in the original principal amount of $2,000,000.
   10.15.02       Loan Agreement executed by Roberts Properties Residential,
                  L.P. in favor of Compass Bank, dated June 1, 1999.
   10.15.03       Continuing Guaranty executed by Roberts Realty Investors,
                  Inc. in favor of Compass Bank, dated June 1, 1999.
   27             Financial Data Schedule (for SEC use only).

         (b)      We filed no reports on Form 8-K during the quarter ended
                  June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1999     ROBERTS REALTY INVESTORS, INC.




                           By:      /s/  Charles R. Elliott
                              -------------------------------------------------
                               Charles R. Elliott, Chief Financial Officer
                               (The Registrant's Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                DESCRIPTION
--------                            ------------
    4.1.3            Amendment #2 to First Amended and Restated Agreement of
                     Limited Partnership of Roberts Properties Residential, L.P.
                     [Incorporated by reference to Exhibit 10.1 from the
                     Company's Registration Statement on Form S-3 filed July 8,
                     1999, registration number 333-82453.]
   10.14.01          Promissory Note executed by Roberts Properties Residential,
                     L.P. in favor of Compass Bank, dated April 12, 1999, in the original principal amount of $9,500,000 (Addison Place).
   10.14.02          Deed to Secure Debt and Security Agreement executed by
                     Roberts Properties Residential, L.P. in favor of Compass
                     Bank, dated April 12, 1999, and related collateral
                     documents (Addison Place).
   10.14.03          Guaranty executed by Roberts Realty Investors, Inc. in
                     favor of Compass Bank, dated April 12, 1999 (Addison
                     Place).
   10.15.01          Line of Credit Note executed by Roberts Properties
                     Residential, L.P. in favor of Compass Bank, dated June 1,
                     1999, in the original principal amount of $2,000,000.
   10.15.02          Loan Agreement executed by Roberts Properties Residential,
                     L.P. in favor of Compass Bank, dated June 1, 1999.
   10.15.03          Continuing Guaranty executed by Roberts Realty Investors,
                     Inc. in favor of Compass Bank, dated June 1, 1999.
   27                Financial Data Schedule (for SEC use only).