Form 10-Q
period 1999-09-30
ROBERTS REALTY INVESTORS INC
filed 1999-11-12
CIK 1011109

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1999

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

                              Yes  [X]  No  [ ]



The number of outstanding shares of the registrant's Common Stock on November 1, 1999 was 4,818,156.

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I  FINANCIAL INFORMATION........................................................................        1

         ITEM 1.      FINANCIAL STATEMENTS...........................................................        1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................       11

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK..............................................................       23

PART II  OTHER INFORMATION...........................................................................       23

         ITEM 1.      LEGAL PROCEEDINGS..............................................................       23

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS......................................       23

         ITEM 4.      SUBMISSION OF MATTERS TO A
                      VOTE OF SECURITY HOLDERS.......................................................       23

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................       24

                               -------------------

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                  1999               1998
                                                                                    -------------      -------------
                                                                                     (UNAUDITED)
REAL ESTATE ASSETS - At cost:
     Land                                                                           $      20,697      $      20,239
     Buildings and improvements                                                            94,151             91,407
     Furniture, fixtures and equipment                                                     11,514             11,184
                                                                                    -------------      -------------
                                                                                          126,362            122,830
     Less accumulated depreciation                                                        (19,672)           (16,914)
                                                                                    -------------      -------------

         Operating real estate assets                                                     106,690            105,916

     Land held for future development                                                       6,106              6,065
     Construction in progress and real estate under development                             8,489              7,035
                                                                                    -------------      -------------

         Net real estate assets                                                           121,285            119,016

CASH AND CASH EQUIVALENTS                                                                   2,307              4,106

RESTRICTED CASH                                                                               340                470

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $356 and $246 at September 30, 1999 and December 31, 1998, respectively                  943              1,095

OTHER ASSETS - Net                                                                            394                403
                                                                                    -------------      -------------

                                                                                    $     125,269      $     125,090
                                                                                    =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                         $      75,335      $      79,973
     Construction loan payable                                                              7,866                 --
     Line of credit                                                                         1,850                 --
     Accounts payable and accrued expenses                                                  2,131              1,187
     Dividends and distributions payable                                                    1,139              1,092
     Due to affiliates                                                                      1,039                398
     Security deposits and prepaid rents                                                      402                335
                                                                                    -------------      -------------

         Total liabilities                                                                 89,762             82,985
                                                                                    -------------      -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                              12,747             15,579
                                                                                    -------------      -------------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares                 --                 --
         issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 4,878,596
         and 4,764,037 shares issued at September 30, 1999                                     48                 47
         and December 31, 1998, respectively
     Additional paid-in capital                                                            25,475             29,335
     Less treasury stock, at cost (112,500 and 19,300 shares at
         September 30, 1999 and December 31, 1998, respectively)                             (841)              (145)
     Unamortized restricted stock compensation                                                (55)               (92)
     Accumulated deficit                                                                   (1,867)            (2,619)
                                                                                    -------------      -------------
         Total shareholders' equity                                                        22,760             26,526
                                                                                    -------------      -------------

                                                                                    $     125,269      $     125,090
                                                                                    =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                             1999              1998
                                                                          -----------       -----------
                                                                          (UNAUDITED)       (UNAUDITED)
OPERATING REVENUES:
     Rental operations                                                    $     4,560       $     4,270
     Other operating income                                                       301               229
                                                                          -----------       -----------

          Total operating revenues                                              4,861             4,499
                                                                          -----------       -----------

OPERATING EXPENSES:
     Personnel                                                                    496               520
     Utilities                                                                    350               328
     Repairs, maintenance and landscaping                                         311               288
     Real estate taxes                                                            381               365
     Marketing, insurance and other                                               196               183
     General and administrative expenses                                          490               469
     Depreciation of real estate assets                                         1,434             1,246
                                                                          -----------       -----------

          Total operating expenses                                              3,658             3,399
                                                                          -----------       -----------

INCOME FROM OPERATIONS                                                          1,203             1,100
                                                                          -----------       -----------

OTHER INCOME (EXPENSE):
     Interest income                                                               35                55
     Interest expense                                                          (1,357)           (1,224)
     Loss on disposal of assets                                                   (19)              (28)
     Amortization of deferred financing costs                                     (47)              (36)
     Other amortization expense                                                    (3)              (39)
                                                                          -----------       -----------

          Total other expense                                                  (1,391)           (1,272)
                                                                          -----------       -----------

LOSS BEFORE MINORITY INTEREST, GAINS ON SALES OF
    REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                                   (188)             (172)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                      69                64
                                                                          -----------       -----------

LOSS BEFORE GAINS ON SALES OF REAL ESTATE ASSETS
    AND EXTRAORDINARY ITEMS                                                      (119)             (108)

GAINS ON SALES OF REAL ESTATE ASSETS, net of minority interest
    of unitholders in the Operating Partnership                                 1,023               313
                                                                          -----------       -----------

INCOME BEFORE EXTRAORDINARY ITEMS                                                 904               205

EXTRAORDINARY ITEMS - Losses on early extinguishment of debt, net of
     minority interest of unitholders in the Operating Partnership               (184)             (404)
                                                                          -----------       -----------

NET INCOME (LOSS)                                                         $       720       $      (199)
                                                                          ===========       ===========

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary items                                    $      0.19       $      0.04

     Extraordinary items                                                        (0.04)            (0.08)
                                                                          -----------       -----------

     Net income (loss)                                                    $      0.15       $     (0.04)
                                                                          ===========       ===========

     Weighted average common shares - basic                                 4,712,487         4,711,325

     Weighted average common shares - diluted                               7,432,748         7,550,607



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1999              1998
                                                                          -----------       -----------
                                                                          (UNAUDITED)       (UNAUDITED)
OPERATING REVENUES:

     Rental operations                                                    $    13,607       $    12,007
     Other operating income                                                       866               598
                                                                          -----------       -----------

          Total operating revenues                                             14,473            12,605
                                                                          -----------       -----------

OPERATING EXPENSES:
     Personnel                                                                  1,382             1,304
     Utilities                                                                    958               885
     Repairs, maintenance and landscaping                                         880               824
     Real estate taxes                                                          1,240             1,045
     Marketing, insurance and other                                               603               567
     General and administrative expenses                                        1,510             1,280
     Depreciation of real estate assets                                         4,077             3,484
                                                                          -----------       -----------

          Total operating expenses                                             10,650             9,389
                                                                          -----------       -----------

INCOME FROM OPERATIONS                                                          3,823             3,216
                                                                          -----------       -----------

OTHER INCOME (EXPENSE):
     Interest income                                                              115               305
     Interest expense                                                          (3,870)           (3,281)
     Loss on disposal of assets                                                   (47)              (79)
     Amortization of deferred financing costs                                    (149)             (102)
     Other amortization expense                                                    (9)              (50)
                                                                          -----------       -----------

          Total other expense                                                  (3,960)           (3,207)
                                                                          -----------       -----------

INCOME (LOSS) BEFORE MINORITY INTEREST, GAINS ON SALES OF
      REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                                 (137)                9

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                      50               (17)
                                                                          -----------       -----------

LOSS BEFORE GAINS ON SALES OF REAL ESTATE ASSETS
    AND EXTRAORDINARY ITEMS                                                       (87)               (8)

GAINS ON SALES OF REAL ESTATE ASSETS, net of minority interest
    of unitholders in the Operating Partnership                                 1,023             1,231
                                                                          -----------       -----------

INCOME BEFORE EXTRAORDINARY ITEMS                                                 936             1,223

EXTRAORDINARY ITEMS - Losses on early extinguishments of debt, net of
     minority interest of unitholders in the Operating Partnership               (184)             (497)
                                                                          -----------       -----------

NET INCOME                                                                $       752       $       726
                                                                          ===========       ===========

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary items                                    $      0.20       $      0.26

     Extraordinary items                                                        (0.04)            (0.10)
                                                                          -----------       -----------

     Net income                                                           $      0.16       $      0.16
                                                                          ===========       ===========

     Weighted average common shares - basic                                 4,712,728         4,603,281

     Weighted average common shares - diluted                               7,457,009         7,550,384



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  1999                 1998
                                                                                               -----------          -----------
                                                                                               (UNAUDITED)          (UNAUDITED)
OPERATING ACTIVITIES:
     Net income                                                                                $       752          $       726
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interest of unitholders in the Operating Partnership                                (50)                  17
          Gains on sales of real estate assets, net of minority interest of unitholders in
              the Operating Partnership                                                             (1,023)              (1,231)
          Loss on disposal of assets                                                                    47                   79
          Depreciation and amortization                                                              4,235                3,636
          Extraordinary items, net of minority interest of unitholders in
              the Operating Partnership                                                                184                  497
          Amortization of deferred compensation                                                         22                   --
     Change in assets and liabilities:
          Increase in restricted cash and cash equivalents                                             (20)                 (62)
          Decrease in other assets                                                                       9                   75
          Increase in accounts payable and accrued expenses relating to operations                     878                  153
          Increase in due to affiliates relating to operations                                          --                    3
          Increase (decrease) in security deposits and prepaid rent                                     67                  (50)
                                                                                               -----------          -----------

               Net cash provided by operating activities                                             5,101                3,843
                                                                                               -----------          -----------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate assets                                                        8,160                7,550
     Construction of real estate assets                                                            (12,002)             (23,076)
                                                                                               -----------          -----------

               Net cash used in investing activities                                                (3,842)             (15,526)
                                                                                               -----------          -----------

FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable                                                               --               44,400
     Proceeds from mortgage notes payable held in escrow                                               150               (1,713)
     Payoff of mortgage notes, including prepayment penalty                                         (4,166)             (28,291)
     Principal repayments on mortgage notes payable                                                   (670)                (581)
     Payment of loan costs                                                                             (91)                (628)
     Proceeds from construction loan                                                                 7,866                   --
     Proceeds from line of credit                                                                    1,850                  350
     Payoff of line of credit                                                                           --                 (350)
     Repurchase of partnership units                                                                   (28)                (122)
     Repurchase of treasury stock                                                                     (696)                  --
     Payment of partnership profits interests                                                         (242)                  --
     Payment of dividends and distributions                                                         (7,031)              (3,228)
                                                                                               -----------          -----------

               Net cash (used in) provided by financing activities                                  (3,058)               9,837
                                                                                               -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (1,799)              (1,846)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       4,106                7,117
                                                                                               -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $     2,307          $     5,271
                                                                                               ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


     Cash paid for interest                                                                    $     4,351          $     3,615

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

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the Operating Partnership. Given that Roberts Realty is the sole general partner of the Operating Partnership and had a 64.1% and 63.0% ownership interest in it at September 30, 1999 and December 31, 1998, respectively, Roberts Realty controls the Operating Partnership.

         At September 30, 1999, Roberts Realty owned nine completed multifamily apartment communities totaling 1,779 apartment homes. An additional 285 apartment homes were under construction and 581 apartment homes were in the development stage.

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

         The minority interests of the unitholders in the Operating Partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and partnership units outstanding and will change as additional shares and partnership units are issued. The minority interest of the unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, which was 36.6% and 37.6% for the three months ended September 30, 1999 and 1998, respectively, and 36.8% and 39.0% for the nine months ended September 30, 1999 and 1998, respectively. The minority interest of the unitholders in the Operating Partnership was $12,747,000 and $15,579,000 at September 30, 1999 and December 31,
         1998, respectively.

         Holders of partnership units generally have the right to require the Operating Partnership to redeem their partnership units for shares. Upon submittal of partnership units for redemption, the Operating Partnership has the option either (a) to acquire those partnership units in exchange for shares, on a one-for-one basis, or (b) to pay cash for those partnership units at their fair market value, based upon the then current trading price of the shares. Roberts Realty has adopted a policy that it will issue shares in exchange for all partnership units submitted.

         Roberts Realty's management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 1999. Certain prior period amounts have been reclassified to conform to the 1999 presentation. These financial statements should be read in conjunction with Roberts Realty's audited financial statements and the notes to them included in Roberts Realty's Annual Report on Form 10-K for the year ended December 31, 1998.


3.       NOTES PAYABLE

         LINE OF CREDIT. Roberts Realty obtained a $2,000,000 revolving unsecured line of credit in June of 1999 to provide funds for short-term working capital purposes. This line of credit has a one year term and bears an interest rate of LIBOR + 150 basis points. At September 30, 1999, $1,850,000 was outstanding on the line.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following apartment communities at September 30, 1999 and December 31, 1998, as follows:

                                                                 FIXED INTEREST          PRINCIPAL OUTSTANDING
                                                                   RATE AS OF
                                                 MATURITY           09/30/99          09/30/99            12/31/98
                                                 --------        --------------     -----------        ------------
         Bentley Place                           08/15/06            7.10%          $         0        $  4,000,000
         Bradford Creek                          06/15/08            7.15             8,295,000           8,359,000
         Crestmark                               10/01/08            6.57            15,824,000          15,957,000
         Highland Park                           02/15/03            7.30             7,869,000           7,940,000
         Ivey Brook                              02/15/07            7.14             6,246,000           6,300,000
         Plantation Trace                        10/15/08            7.09            11,791,000          11,881,000
         Preston Oaks                            10/15/02            7.21             8,340,000           8,420,000
         River Oaks                              11/15/03            7.15             8,974,000           9,052,000
         Rosewood Plantation                     07/15/08            6.62             7,996,000           8,064,000
                                                                                    -----------         -----------

                                                                                    $75,335,000         $79,973,000
                                                                                    ===========         ===========

         Roberts Realty and Roberts Properties, Inc. have a $35,000,000 advised guidance line with Bank of America, N.A. for the purpose of providing financing for the acquisition or development of multifamily communities. (Roberts Properties is owned by Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Directors of Roberts Realty.) Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at the option of the borrower, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at Bank of America's discretion in accordance with normal loan approval procedures. At September 30, 1999, there was no balance outstanding under the guidance line.

         On April 13, 1999, Roberts Realty closed a $9,500,000 construction loan to complete phase one of Addison Place (formerly referred to as Abbotts Bridge). The loan has a nine-month term and bears an interest rate of LIBOR plus 160 basis points. At September 30, 1999, $7,866,000 was outstanding under the construction loan.

         In October 1999, Roberts Realty closed a $9,500,000 permanent loan secured by the first phase of Addison Place. Roberts Realty used $8,057,000,000 of the proceeds of the permanent loan to repay the construction loan and will use the balance of the proceeds to pay the remaining construction costs. The permanent loan has a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. Because the property was less than 95% occupied at closing, the lender required Roberts Realty to obtain an $843,000 letter of credit secured by an equal amount of cash.

         In October 1999, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the second phase of Addison Place. The loan is secured by the second phase land, has a six-month term, and bears an interest rate of LIBOR plus 150 basis points.

         Interest capitalized was $134,000 and $111,000 for the three months ended September 30, 1999 and 1998, respectively, and $469,000 and $454,000 for the nine months ended September 30, 1999 and 1998, respectively.

         Real estate assets having a combined depreciated cost of approximately $104,791,000 served as collateral for the outstanding debt at September 30, 1999.


4.       EXTRAORDINARY ITEMS

         The 1999 extraordinary item is the write-off of unamortized loan costs and prepayment fee to the lender for the extinguishment of the mortgage loan secured by the Bentley Place community, which Roberts Realty sold on August 23, 1999. For the three and nine month periods ended September 30, 1999, this extraordinary item is net of $107,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of partnership units outstanding during the period.

         The 1998 extraordinary items are comprised of (1) the write-off of unamortized debt premium associated with the January 9, 1998 repayment of the mortgage note secured by the Windsong community upon sale of the property, (2) the write-off of unamortized loan costs and prepayment fee to the lender for the refinancing of the mortgage note secured by the Rosewood Plantation community on June 23, 1998, and (3) the write-off of unamortized loan costs and prepayment fee to the lender for the refinancing of the mortgage notes secured by the Crestmark community on September 30, 1998. For the three and nine month periods ended September 30, 1998, these extraordinary items are net of $242,000 and $295,000, respectively, which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of partnership units outstanding during the periods presented.


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

         Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties Construction, Inc., an affiliate of Roberts Realty owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board. These contracts relate to the construction of real estate assets. Roberts Construction is currently constructing the first and second phases of Addison Place, consisting of 118 townhomes and 285 apartment homes, pursuant to a cost plus 10% arrangement. At September 30, 1999, the remaining commitments totaled $480,000 as summarized in the following table:

                                           ESTIMATED                         ESTIMATED
                                             TOTAL                           REMAINING
                                           CONTRACT         AMOUNT          CONTRACTUAL
                                            AMOUNT         INCURRED         COMMITMENT
                                          -----------     -----------       -----------
         Addison Place - phase I          $ 9,538,000     $ 9,058,000        $ 480,000

6.       SHAREHOLDERS' EQUITY

         EXCHANGES OF PARTNERSHIP UNITS FOR SHARES. During the three months ended September 30, 1999 and 1998, a total of 85,421 and 44,521 partnership units, respectively, were exchanged for the same number of shares. During the nine months ended September 30, 1999 and 1998, a total of 112,328 and 305,311 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         REDEMPTIONS OF PARTNERSHIP UNITS FOR CASH. During the three months ended September 30, 1999, no partnership units were redeemed for cash. During the nine months ended September 30, 1999, a total of 3,917 partnership units were redeemed for cash of $28,000. During the three and nine months ended September 30, 1998, a total of 8,286 and 14,341 units, respectively, were redeemed for cash of $70,000 and $122,000, respectively.

         TREASURY STOCK REPURCHASES. During the three months ended September 30, 1999, Roberts Realty repurchased 9,000 shares at a total cost of $70,000. During the nine months ended September 30, 1999, Roberts Realty repurchased 93,200 shares at a total cost of $696,000. No shares were repurchased during the three or nine months ended September 30, 1998.

         RESTRICTED STOCK AWARDS. During the three months ended September 30, 1999, Roberts Realty granted 3,996 shares of restricted stock to certain employees and cancelled 1,765 shares of restricted stock as a result of an employee leaving Roberts Realty's employment. The umamortized book value of these restricted stock grants totaled $33,500, and the unamortized book value of the cancelled grants equaled $15,000. During the three and nine months ended September 30, 1998, Roberts Realty granted 1,765 and 12,355 shares, respectively, of restricted stock to certain employees. The unamortized book value of these restricted stock grants totaled $15,000 and $105,000, respectively. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of stockholders' equity. This restricted stock vests 100% at the end of a two-and-a-half to three-year vesting period and is being amortized to compensation expense ratably over the vesting period.

         DIVIDENDS. On August 17, 1999, Roberts Realty's Board of Directors declared a special distribution in the amount of $0.50 per common share and partnership unit payable on August 30, 1999 to shareholders and unitholders of record on August 23, 1999. On September 23, 1999, Roberts Realty's Board of Directors declared a quarterly distribution in the amount of $0.15 per common share and partnership unit payable on October 15, 1999 to shareholders and unitholders of record on September 30, 1999. The third quarter 1998 dividend was $0.145 and was paid to shareholders and unitholders of record as of September 30, 1998.

         EARNINGS PER SHARE. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       ------------------------   -----------------------
                                                                         9/30/99      9/30/98       9/30/99     9/30/98
                                                                       -----------   ----------   ----------   ----------
         Income (loss) before extraordinary items                      $       904   $      205   $      936   $    1,223
         Minority interest in income (loss) before
                extraordinary items of the
                Operating Partnership                                          522          124          541          831
                                                                       -----------   ----------   ----------   ----------

         Income (loss) before extraordinary items - diluted            $     1,426   $      329   $    1,477   $    2,054
                                                                       ===========   ==========   ==========   ==========

         Net income (loss) - basic                                     $       720   $     (199)  $      752   $      726
         Minority interest in income (loss) of the
                Operating Partnership                                          415         (117)         433          536
                                                                       -----------   ----------   ----------   ----------

         Net income (loss) - diluted                                   $     1,135   $     (316)  $    1,185   $    1,262
                                                                       ===========   ==========   ==========   ==========

         Weighted average shares - basic                                 4,712,487    4,711,325    4,712,728    4,603,281
         Dilutive securities - weighted average partnership units        2,720,261    2,839,282    2,744,281    2,947,103
                                                                       -----------   ----------   ----------   ----------

         Weighted average shares - diluted                               7,432,748    7,550,607    7,457,009    7,550,384
                                                                       ===========   ==========   ==========   ==========


7.       ACQUISITIONS AND DISPOSITIONS

         On January 9, 1998, Roberts Realty completed the sale of the Windsong community for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets and an extraordinary gain, net of minority interest, of $68,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. Roberts Realty reinvested the net sales proceeds in a replacement property in connection with a
         Section 1031 tax-deferred exchange. The purchaser was unaffiliated with Roberts Realty and the transaction was negotiated at arm's-length.

         On June 22, 1998, Roberts Realty purchased approximately 23.8 acres of undeveloped land in the Ballantyne area of Charlotte, North Carolina for $3,540,000 from a local Charlotte investment group. Roberts Realty intends to construct a 319-unit multifamily apartment community on the property. Construction is anticipated to begin in the fourth quarter of 1999. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $166,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,595,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Ballantyne project. Through September 30, 1999, Roberts Realty has paid $830,000 of the $1,595,000 in fees to Roberts Properties. The independent members of Roberts Realty's Board of Directors approved the foregoing arrangements with Roberts Properties.

         On June 24, 1998, Roberts Realty purchased approximately 49.1 acres of undeveloped land located in north Fulton County, Georgia for $5,294,000 from Roberts Properties. Roberts Realty intends to construct a 403-unit multifamily apartment community on the property. Construction of the 118-unit first phase began in the third quarter of 1998 and was substantially complete at September 30, 1999. Construction of the 285-unit second phase began in the second quarter of 1999. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $250,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $2,015,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Addison Place project.

         Through September 30, 1999, Roberts Realty has paid $1,013,000 of the $2,015,000 in fees to Roberts Properties. The independent members of Roberts Realty's Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

         On June 25, 1998, Roberts Realty purchased approximately 35.3 acres of undeveloped land located in Gwinnett County, Georgia for $2,525,000 from Roberts Properties Old Norcross, Ltd. (Mr. Roberts, who is the general partner of Roberts Properties Old Norcross, Ltd., received none of the sale proceeds as general partner or otherwise.) Roberts Realty intends to construct a 249-unit multifamily apartment community on the property, which is anticipated to begin in the first quarter of 2000. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $119,250 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,245,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Old Norcross project. Through September 30, 1999, Roberts Realty has paid $0 of the $1,245,000 in fees to Roberts Properties. The independent members of Roberts Realty's Board of Directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

         On July 17, 1998, Roberts Realty sold its two retail centers for $2,400,000 in cash resulting in a gain, net of minority interest, of $313,000. Net sales proceeds were $2,196,000, after deducting for closing costs and prorations of $204,000. The purchaser is unaffiliated with Roberts Realty and the transaction was negotiated at arm's-length. The net book value of the property was $1,715,000 at June 30, 1998. Roberts Realty paid Roberts Properties $93,000 for consulting fees in connection with the sale.

         On August 23, 1999, Roberts Realty sold the Bentley Place community for $8,273,000 in cash resulting in a gain, net of minority interest, of $1,023,000. Net sales proceeds were $3,726,000 after deduction for loan repayment of $3,968,000, prepayment fee of $198,000, accrued interest of $7,000, and closing costs and prorations totaling $374,000. Partnership profits interests of $242,000 were paid to Roberts Properties pursuant to the amended partnership agreement of the Operating Partnership. Roberts Realty used the remaining net sales proceeds of $3,484,000 to fund a special distribution to shareholders and unitholders on August 30, 1999 as described in Note 6 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of our management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words expect, estimate, anticipate, believe and similar expressions identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC, including the "Risk Factors" section of the prospectus included in our registration statement on Form S-3, registration number 333-82453, as declared effective by the SEC on August 2, 1999. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Disclosure Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect actual outcomes.

OVERVIEW

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At September 30, 1999, we owned nine completed multifamily apartment communities consisting of 1,779 apartment homes. Eight of these communities were stabilized, with the 118-unit first phase of Addison Place in lease-up. We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As part of our business plan, we sold our 117-unit Bentley Place community in August 1999 and returned the net proceeds to our shareholders and unitholders. We previously sold our 232-unit Windsong community in January 1998. We based our decision to sell Bentley Place and Windsong on their ages and locations in markets that are not included in our long-term growth strategy. In July 1998, we sold our two small retail centers because we decided to exit all businesses not related to the long-term ownership of high quality apartment homes. In June 1998, we used the equity from our property sales to purchase three separate parcels of land for $11.3 million, on which we are developing and constructing three new multifamily communities totaling 971 apartment homes. One of the three new communities is located in Charlotte and is the first step in our diversification strategy. This 319-unit community is expected to be under construction during the fourth quarter of 1999. The other two communities are Addison Place and Old Norcross located in north Atlanta. We completed construction of our 118-unit first phase of Addison Place in September 1999, and our 285-unit second phase is under construction. We intend to start construction of our 249-unit Old Norcross community in the first quarter of 2000.

RESULTS OF OPERATIONS

      Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

         For the three months ended September 30, 1999, we recorded net income of $720,000 or $0.15 per share, compared to a net loss of $199,000 or $0.04 per share for the three months ended September 30, 1998. The change in operating results is due primarily to the following:

   (1) the sale of the Bentley Place community in August 1999, which resulted in a gain, net of minority interest, of $1,023,000 compared to the sale of the two retail centers in the third quarter of 1998, which resulted in a gain, net of minority interest, of $313,000;

   (2) the completion of the initial lease-up phases at Bradford Creek in August 1998, and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998, and the start of leasing operations at the first phase of Addison Place in April 1999 - for convenience we refer to these communities as the "Lease-Up Communities";

offset by

   (3)   the sale of two retail centers in the third quarter of 1998; and

   (4)   a reduction in operating revenues due to the sale of Bentley Place.

Our operating performance for all apartment communities is summarized in the following table:

                                                         PERCENTAGE           THREE MONTHS ENDED SEPTEMBER 30,
                                                        CHANGE FROM           --------------------------------
                                                        1998 TO 1999              1999               1998
                                                        ------------          ------------       -------------
       Total operating revenues                               8.0%            $  4,861,000       $  4,499,000
       Property operating expenses (1)                        3.0%            $  1,734,000       $  1,684,000
       Net operating income (2)                              11.1%            $  3,127,000       $  2,815,000
       General and administrative expenses                    4.5%            $    490,000       $    469,000
       Depreciation of real estate assets                    15.1%            $  1,434,000       $  1,246,000
       Average stabilized occupancy (3)                      (1.8%)                   95.2%              97.0%
       Operating expense ratio (4)                           (1.7%)                   35.7%              37.4%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes (a) the second phase of Preston Oaks beginning August 1, 1998, (b) Bradford Creek beginning September 1, 1998, (c) the second phase of Plantation Trace beginning December 1, 1998, which are the dates each community achieved stabilized occupancy, and (d) Bentley Place only through August 23, 1999, which is the date the property was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance was highlighted by a 3.4% increase in operating revenues, a 3.1% increase in average monthly rent per apartment home, and a 6.4% increase in net operating income. Our property management team focused on implementing rent increases, achieving high occupancy levels, and providing quality customer service to residents, which contributed to our lease renewal rate of 52.7% during the third quarter of 1999. Seven of our communities were fully stabilized during both the three-month periods ended September 30, 1999 and 1998: Crestmark, Highland Park, Ivey Brook, River Oaks, Rosewood Plantation, and the first phases of Plantation Trace and Preston Oaks. Same-property operating results for these communities are summarized in the following table:

                                                         PERCENTAGE           THREE MONTHS ENDED SEPTEMBER 30,
                                                         CHANGE FROM          --------------------------------
                                                        1998 TO 1999             1999                 1998
                                                        ------------          ------------       -------------
       Rental income                                         1.7%             $  3,651,000       $   3,590,000
       Total operating revenues                              3.4%             $  3,888,000       $   3,760,000
       Property operating expenses (1)                      (1.7%)            $  1,360,000       $   1,384,000
       Net operating income (2)                              6.4%             $  2,528,000       $   2,376,000
       Average stabilized occupancy (3)                     (1.6%)                    95.3%               96.9%
       Operating expense ratio (4)                          (1.8%)                    35.0%               36.8%
       Average monthly rent per apartment home               3.1%             $        929       $         901
       Lease renewal percentage (5)                         (9.4%)                    52.7%               62.1%

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of the stabilized properties identified above calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.
(5) Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

         The following discussion compares our statements of operations for the three months ended September 30, 1999 and 1998.

         Total operating revenues increased $362,000 or 8.0% from $4,499,000 for the three months ended September 30, 1998 to $4,861,000 for the three months ended September 30, 1999. The increase in operating revenues is due to the following:

         (1)      a $356,000 increase in revenue from the Lease-Up Communities;

         (2) a $128,000 increase in same-property revenue, which is due to an increase in the average monthly rent per apartment home from $901 to $929 and a $62,000 increase in water sub-metering revenue;

         offset by

         (3) a decrease in revenue of approximately $122,000 due primarily to the sales of Bentley Place and our two retail centers.

         In the fourth quarter of 1998 we completed the installation of water-metering equipment in each of our existing apartment homes and implemented a program to bill residents for their individual water consumption. We expect that billing residents for their water usage will increase our operating revenues by approximately $425,000 per year based on our nine existing communities. We expect that all new apartment communities we develop in the future will have water-metering equipment installed in each apartment home during construction.

         Property operating expenses, excluding depreciation and general and administrative expenses, increased $50,000 or 3.0% from $1,684,000 for the three months ended September 30, 1998 to $1,734,000 for the three months ended September 30, 1999. The increase in operating expenses is due to the following:

         (1)      a $127,000 increase in expenses from the Lease-Up Communities;

         offset by

         (2) a $24,000 decrease in same-property expenses, which resulted from lower personnel costs ($25,000), utilities ($14,000), and marketing costs ($14,000) offset by higher repairs, maintenance and landscaping ($10,000), insurance ($7,000), and property taxes ($10,000);

         (3) a $30,000 decrease in expenses due to the sale of Bentley Place on August 23, 1999; and

         (4) a $23,000 reversal of an accrual for debris removal related to the April 9, 1999 windstorms.

         General and administrative expenses increased $21,000 or 4.5% from $469,000 for the three months ended September 30, 1998 to $490,000 for the three months ended September 30, 1999. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to higher personnel and associated costs, rent, and legal and marketing costs. General and administrative expenses as a percentage of operating revenues decreased from 10.4% for the three months ended September 30, 1998 to 10.0% for the three months ended September 30, 1999. We expect that as we continue to grow, those expenses will continue to decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense increased $188,000 or 15.1% from $1,246,000 for the three months ended September 30, 1998 to $1,434,000 for the three months ended September 30, 1999. The increase is due to the depreciation expense from the Lease-Up Communities, offset by a decrease due to the sales of Bentley Place and our two retail centers. We record depreciation expense on our Lease-Up Communities as apartment homes are completed and available for occupancy.

         Interest expense increased $133,000 or 10.9% from $1,224,000 for the three months ended September 30, 1998 to $1,357,000 for the three months ended September 30, 1999. The increase is due primarily to the refinancing of the mortgage loan secured by Plantation Trace in September 1998 for a higher loan amount; offset by higher capitalized interest on communities under construction, and the sale of Bentley Place.

      Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

         For the nine months ended September 30, 1999, we recorded net income of $752,000 or $0.16 per share, compared to net income of $726,000 or $0.16 per share for the nine months ended September 30, 1998. The change in operating results is due to the following:

         (1) the completion of the initial lease-up phases at Bradford Creek in August 1998, and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998;

         (2) the start of leasing operations at the first phase of Addison Place in April 1999;

         (3) the sale of Bentley Place, which resulted in a gain, net of minority interest, of $1,177,000;

         (4) a decrease in extraordinary items, loss on early extinguishment of debt, associated with the sale of Bentley Place of $184,000, net of minority interest, compared to extraordinary items, loss on early extinguishment of debt of $497,000, net of minority interest, associated with (1) the repayment of the mortgage note secured by Windsong on its sale, (2) the write-off of unamortized loan costs and prepayment fee to the lender for the refinancing of the mortgage note secured by Rosewood Plantation, and (3) the write-off of unamortized loan costs and prepayment fee to the lender for the refinancing of the mortgage notes secured by Crestmark;

         offset by

         (5) the sale of Windsong in the first quarter of 1998, which resulted in a gain, net of minority interest, of $918,000; and

         (6) the sale of two retail centers in the third quarter of 1998, which resulted in a gain, net of minority interest, of $313,000; and

         (7) a decrease in average stabilized occupancy from 95.4% to 95.2%.

Our operating performance for all apartment communities is summarized in the following table:

                                                        PERCENTAGE         NINE MONTHS ENDED SEPTEMBER 30,
                                                        CHANGE FROM        -------------------------------
                                                        1998 TO 1999            1999              1998
                                                        ------------        ------------      ------------
       Total operating revenues                             14.8%           $14,473,000       $12,605,000
       Property operating expenses (1)                       9.5%           $ 5,063,000       $ 4,625,000
       Net operating income (2)                             17.9%           $ 9,410,000       $ 7,980,000
       General and administrative expenses                  18.0%           $ 1,510,000       $ 1,280,000
       Depreciation of real estate assets                   17.0%           $ 4,077,000       $ 3,484,000
       Average stabilized occupancy (3)                     (0.2%)                 95.2%             95.4%
       Operating expense ratio (4)                          (1.7%)                 35.0%             36.7%

-------------------------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes (a) the second phase of Preston Oaks beginning August 1, 1998, (b) Bradford Creek beginning September 1, 1998, (c) the second phase of Plantation Trace beginning December 1, 1998, which are the dates each community achieved stabilized occupancy, and (d) Bentley Place only through August 23, 1999, which is the date the property was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Highlights of our same-property operating performance include a 4.4% increase in operating revenues and a 5.8% increase in net operating income. Our property management team focused on implementing rent increases, achieving high occupancy levels, and providing quality customer service to residents, which contributed to our lease renewal rate of 55.0% during the nine months ended September 30, 1999. Seven of our communities were fully stabilized during both the nine-month periods ended September 30, 1999 and 1998: Crestmark, Highland Park, Ivey Brook, River Oaks, Rosewood Plantation, and the first phases of Plantation Trace and Preston Oaks. Same-property operating results for these communities are summarized in the following table:

                                                         PERCENTAGE         NINE MONTHS ENDED SEPTEMBER 30,
                                                         CHANGE FROM        -------------------------------
                                                        1998 TO 1999           1999               1998
                                                        ------------        ------------      -------------
       Rental income                                         2.4%           $ 10,788,000      $ 10,538,000
       Total operating revenues                              4.4%           $ 11,470,000      $ 10,986,000
       Property operating expenses (1)                       1.9%           $  3,963,000      $  3,888,000
       Net operating income (2)                              5.8%           $  7,507,000      $  7,098,000
       Average stabilized occupancy (3)                      0.0%                   95.1%             95.1%
       Operating expense ratio (4)                          (0.8%)                  34.6%             35.4%
       Average monthly rent per apartment home               2.7%           $        915      $        891
       Lease renewal percentage (5)                         (4.9%)                  55.0%             59.9%


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

         The following discussion compares our statements of operations for the nine months ended September 30, 1999 and 1998.

         Total operating revenues increased $1,868,000 or 14.8% from $12,605,000 for the nine months ended September 30, 1998 to $14,473,000 for the nine months ended September 30, 1999. The increase in operating revenue is due to the following:

         (1)      a $1,660,000 increase in revenue from the Lease-Up
                  Communities;

         (2) a $484,000 increase in same-property revenue, which is due to a 2.7% increase in the average monthly rent per apartment home from $891 to $915 and a $131,000 increase in water sub-metering revenue;

         offset by

         (3) a decrease in revenue of approximately $276,000 due primarily to the sales of Bentley Place, Windsong and the two retail centers.

         In the fourth quarter of 1998 we completed the installation of water-metering equipment in each of our existing apartment homes and implemented a program to bill residents for their individual water consumption. We expect that billing residents for their water usage will increase our operating revenues by approximately $425,000 per year based on our nine existing communities. We expect that all new apartment communities we develop in the future will have water-metering equipment installed in each apartment home during construction.

         Property operating expenses, excluding depreciation and general and administrative expenses, increased $438,000 or 9.5% from $4,625,000 for the nine months ended September 30, 1998 to $5,063,000 for the nine months ended September 30, 1999. The increase in operating expenses is due to the following:

         (1)      a $416,000 increase in expenses from the Lease-Up Communities;
                  and

         (2) a $75,000 increase in same-property expenses primarily due to higher personnel costs ($60,000) and property taxes ($52,000), offset by lower administrative costs ($28,000) and marketing costs ($18,000);

         offset by

         (3) a $30,000 decrease in expenses due to the sales of Bentley Place, Windsong, and our two retail centers; and

         (4) a $23,000 reversal of an accrual for debris removal related to the April 9, 1999 windstorms.

         General and administrative expenses increased $230,000 or 18.0% from $1,280,000 for the nine months ended September 30, 1998 to $1,510,000 for the nine months ended September 30, 1999. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to higher personnel and associated costs, rent, and legal and marketing costs. General and administrative expenses as a percentage of operating revenues increased from 10.2% for the nine months ended September 30, 1998 to 10.4% for the nine months ended September 30, 1999. We expect that as we continue to grow, those expenses will decline as a percentage of operating revenues, even though general and administrative expenses will increase in absolute terms.

         Depreciation expense increased $593,000 or 17.0% from $3,484,000 for the nine months ended September 30, 1998 to $4,077,000 for the nine months ended September 30, 1999. The increase is due to the depreciation expense from the Lease-Up Communities, offset by a decrease due to the sales of Bentley Place and our two retail centers.

         Interest expense increased $589,000 or 18.0% from $3,281,000 for the nine months ended September 30, 1998 to $3,870,000 for the nine months ended September 30, 1999. The increase is due primarily to the financing of Bradford Creek in June 1998, the refinancing of the mortgage loan secured by Rosewood Plantation in June 1998 for a higher loan amount, the refinancing of the mortgage loans secured by Crestmark in September 1998 for a higher loan amount, the refinancing of the mortgage loan secured by Plantation Trace in September 1998 for a higher loan amount, and decreased capitalized interest on our communities under construction.

         On January 9, 1998, we sold Windsong for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets and an extraordinary gain, net of minority interest, of $68,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000, closing costs of $458,000, and prorations of $139,000. The net cash proceeds from the sale of Windsong were reinvested in undeveloped land in June 1998 as part of a Section 1031 tax-deferred exchange.

         On July 17, 1998, we sold two retail centers for $2,400,000 in cash resulting in a gain, net of minority interest, of $313,000. Net sales proceeds were $2,196,000, after deducting closing costs of $169,000 and prorations of $35,000.

         On August 23, 1999, we completed the sale of Bentley Place for $8,273,000 in cash resulting in a gain, net of minority interest, of $1,023,000. Net sales proceeds were $3,726,000 after deduction for loan repayment of $3,968,000, prepayment fee of $198,000, accrued interest of $7,000, and closing costs and prorations totaling $374,000. Partnership profits interests of $242,000 were paid to Roberts Properties pursuant to the amended partnership agreement of the Operating Partnership Agreement. (Roberts Properties is owned by Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Directors of Roberts Realty.) We used the remaining net sales proceeds of $3,484,000 to fund a special distribution of $0.50 per common share and partnership unit to shareholders and unitholders on August 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities increased $1,258,000 from $3,843,000 during the nine months ended September 30, 1998 to $5,101,000 during the nine months ended September 30, 1999. The increase in cash flow from operations is due primarily to the additional cash flow from the Lease-Up Communities and stabilized communities, offset by the sales of Bentley Place, Windsong and the two retail centers. The effects of revenue and expense accruals, except property tax accruals, are not material in understanding our cash flow from operations. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities decreased $11,684,000 from net cash used of $15,526,000 during the nine months ended September 30, 1998 compared to net cash used of $3,842,000 during the nine months ended September 30, 1999. This decrease is due primarily to the following:

         (1) net cash proceeds from the sale of Bentley Place totaling $8,160,000 during the nine months ended September 30, 1999 reduced by construction costs at Addison Place, Ballantyne, Old Norcross and the second phase of Plantation Trace of $12,002,000 during the nine months ended September 30, 1999;

         compared to

         (2) net cash proceeds from the sale of Windsong and the two retail centers totaling $7,550,000 during the nine months ended September 30, 1998; reduced by

         (3) the purchase of three separate parcels of land for $11,355,000 in June 1998; and

         (4) construction costs at Bradford Creek and the second phases of Preston Oaks and Plantation Trace of $11,721,000 during the nine months ended September 30, 1998.

         We acquired no existing apartment communities during these periods.

         Net cash provided by financing activities decreased $12,895,000 from $9,837,000 during the nine months ended September 30, 1998 to net cash used of $3,058,000 during the nine months ended September 30, 1999. This decrease is due primarily to the following:

         (1) the permanent financing of Bradford Creek for net cash of $7,200,000 in June 1998;

         (2) the refinancing of the mortgage loan secured by the Rosewood Plantation community that resulted in cash provided of $1,594,000 in June 1998;

         (3) the refinancing of the two mortgage loans secured by the Crestmark community that resulted in cash provided of $1,538,000 in September 1998;

         (4) the refinancing of the mortgage loan secured by the Plantation Trace community that resulted in cash provided of $4,064,000 in September 1998;

         (5) an increase of $89,000 in principal repayments on mortgage notes payable due to the financing of Bradford Creek in June 1998, the refinancing of Rosewood Plantation for a higher loan amount in June 1998, the refinancing of Crestmark for a higher loan amount in September 1998, and the refinancing of Plantation Trace for a higher loan amount in September 1998;

                  offset by the payoff of the mortgage note secured by Bentley Place, which was sold on August 23, 1999;

         (6) a $537,000 reduction in loan costs due to the financing of Bradford Creek in June 1998, the refinancing of Rosewood Plantation in June 1998, the refinancing of Crestmark in September 1998, and the refinancing of Plantation Trace in September 1998; offset by loan costs on the construction loan on the first phase of Addison Place in April 1999 and loan costs on the permanent loan on the first phase of Addison Place;

         (7) proceeds from a construction loan in the amount of $7,866,000 compared to no construction loan in 1998;

         (8) proceeds from the line of credit in the amount of $1,850,000 compared to no amounts outstanding on the line of credit in 1998;

         (9) the purchase of 3,917 partnership units for $28,000 during the nine months ended September 30, 1999 compared to the purchase of 14,341 partnership units for $122,000 during the nine months ended September 30, 1998;

         (10) the repurchase of 93,200 shares of treasury stock for $696,000 during the nine months ended September 30, 1999 compared to no treasury shares purchased during the nine months ended September 30, 1998; and

         (11) the payment of a special dividend of $3,708,000 and partnership profits interests of $242,000 in August 1999 due to the sale of Bentley Place on August 23, 1999 and an increase of $95,000 in quarterly distributions paid, from $3,228,000 for the nine months ended September 30, 1998 to $3,323,000 for the nine months ended September 30, 1999.

The following facts highlight our existing debt structure at September 30, 1999:

                  - Each of our eight stabilized communities is financed with fixed-rate debt;
                  - The average interest rate for all eight communities is 6.98% per annum;
                  -        No debt is scheduled to mature prior to October 2002;
                  -        The average term to maturity is seven years; and
                  - Debt principal will amortize at a rate of approximately $858,000 per year.

The following table summarizes the debt for each of our eight stabilized communities:

                                         FIXED INTEREST                      PRINCIPAL
                                           RATE AS OF                       OUTSTANDING
                                            09/30/99         MATURITY         09/30/99
                                         --------------      --------       ------------
         Bradford Creek                       7.15%          06/15/08       $  8,295,000
         Crestmark                            6.57           10/01/08         15,824,000
         Highland Park                        7.30           02/15/03          7,869,000
         Ivey Brook                           7.14           02/15/07          6,246,000
         Plantation Trace                     7.09           10/15/08         11,791,000
         Preston Oaks                         7.21           10/15/02          8,340,000
         River Oaks                           7.15           11/15/03          8,974,000
         Rosewood Plantation                  6.62           07/15/08          7,996,000
                                                                            ------------

                                                                            $ 75,335,000
                                                                            ============

Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2008 as summarized below:

            2002            $  8,025,000
            2003              16,057,000
            2007               5,570,000
            2008              38,233,000
                            ------------
           Total            $ 67,885,000
                            ============

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

         Roberts Realty and Roberts Properties have a $35,000,000 advised guidance line with Bank of America, N.A. to help us finance the acquisition or development of multifamily communities. Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or Prime plus 0%, at our option, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at Bank of America's discretion in accordance with normal loan approval procedures.

         During the quarter ended September 30, 1999, we completed construction on the first phase of Addison Place, which is located in north Atlanta. This first phase consists of 118 rental townhomes and occupancies began in June of 1999. We funded this first phase with the proceeds from recent mortgage loan financings, operating cash, and a $9,500,000 construction loan that we obtained on April 12, 1999. At September 30, 1999, $7,866,000 was outstanding under the construction loan.

         In October 1999, we closed a $9,500,000 permanent loan secured by the first phase of Addison Place. We used $8,057,000 of the proceeds of the permanent loan to repay the construction loan and will use the balance of the proceeds to pay the remaining construction costs. The permanent loan has a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. Because the property was less than 95% occupied at closing, the lender required us to obtain an $843,000 letter of credit secured by an equal amount of cash.

         In October 1999, we closed a $3,000,000 land loan to fund the initial construction of the second phase of Addison Place. The loan is secured by the second phase land, has a six-month term, and bears an interest rate of LIBOR plus 150 basis points.

         During the quarter ended June 30, 1999, we started construction on the second phase of Addison Place. This second phase will consist of 285 apartment homes and we expect occupancies to begin in the second quarter of 2000. We expect to begin construction on a 319-unit community in Charlotte in the fourth quarter of 1999 and a 249-unit community located in north Atlanta in the first quarter of 2000. We paid cash for the land for these three new communities, and we expect to fund the cost of construction with construction loans. We are in the process of obtaining construction loans, and we do not expect to begin substantial construction until we close the loans.

         We anticipate that each community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements generally through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short-term and in the long-term - greater than 12 months. We also expect to fund improvements and renovations at existing communities from net cash provided by operations. We expect to meet our long-term liquidity requirements, including future apartment development and debt maturities, by obtaining construction loans, refinancing existing mortgage debt, and issuing additional equity securities if we believe market conditions are attractive.

STOCK REPURCHASE PLAN

         On September 3, 1998, we issued a press release announcing our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share. We repurchased 93,200 treasury shares for $696,000 during the nine months ended September 30, 1999. We repurchased no treasury shares during the nine months ended September 30, 1998. From October 1, 1998 through September 30, 1999, we have repurchased 112,500 shares for $841,000.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

         Funds from operations, commonly referred to as FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO used by other equity REITs, and accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or cash flows from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. However, we do consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, you should evaluate FFO along with net income determined in accordance with GAAP. The following table reconciles net income (loss) to FFO.

                                             THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------      -------------------------------
                                                 1999               1998               1999              1998
                                             -----------        ------------       -----------        ------------
Net income (loss)                            $       720        $      (199)       $       752        $       726
Minority interest of unitholders                     (69)               (64)               (50)                17
Extraordinary items                                  184                404                184                497
Amortization (real estate related)                     3                 39                  9                 50
Loss on disposal of assets                            19                 28                 47                 79
Gain on sale of real estate asset                 (1,023)              (313)            (1,023)            (1,231)
Depreciation expense                               1,434              1,246              4,077              3,484
                                             -----------        -----------        -----------        -----------

Funds From Operations                        $     1,268        $     1,141        $     3,996        $     3,622
                                             ===========        ===========        ===========        ===========

Weighted average shares and units
     outstanding during the period             7,432,748          7,550,607          7,457,009          7,550,384

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

         We have completed an initial assessment of our core computer information systems and are now undertaking the necessary steps to make our systems Year 2000 compliant. Our property management software is Year 2000 compliant. We are in the process of upgrading our accounting software, and we expect to complete the upgrade in the fourth quarter of 1999 to make it Year 2000 compliant. We do not expect the cost to upgrade our accounting software to be material. We have evaluated and assessed those computer systems that do not relate to information systems, such as telecommunications, HVAC, and fire and safety systems, which typically include embedded technology such as microcontrollers, and we have determined that these systems are Year 2000 compliant.

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

         Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" section of the prospectus included in our registration statement on Form S-3, registration number 333-82453, as declared effective by the SEC on August 2, 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 3 to our consolidated financial statements. All of our long-term borrowings are under fixed rate instruments, and our line of credit rate is 150 basis points over the three-month LIBOR and our construction loan rate is 160 basis points over the 30-day LIBOR. We have determined there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS.

         Neither Roberts Realty, the Operating Partnership, nor our apartment communities are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us and the Operating Partnership.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended September 30, 1999.

         During the third quarter of 1999, we issued a total of 3,996 shares of restricted common stock to five employees as incentive compensation. The restrictions on transfer lapse at specified dates ranging between two-and-a-half and three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As previously reported in our Form 10-Q for the quarter ended June 30, 1999, we held our annual meeting on July 14, 1999, for the purpose of electing two members of our Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Act, and there was no solicitation in opposition to management's solicitations.

         Both of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                      VOTES             VOTES
                                       FOR            WITHHELD
                                    ---------         --------
         Wm. Jarell Jones           3,497,120            26,804
         Dennis H. James            3,497,075            26,849


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

       EXHIBIT
         NO.                           DESCRIPTION
       -------                         -----------
         27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  Form 8-K (No. 001-13183) filed with SEC on August 3, 1999 to file with the SEC Roberts Realty's second quarter 1999 letter to shareholders.

                  Form 8-K (No. 001-13183) filed with SEC on August 17, 1999 to file with the SEC a press release concerning the scheduled sale of Roberts Realty's Bentley Place apartment SEC and the declaration of a special distribution to shareholders of the net proceeds of that sale.

                  Form 8-K (No. 001-13183) filed with SEC on September 24, 1999 to file with the SEC a press release concerning the declaration of the third quarter 1999 quarterly distribution to shareholders.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1999     ROBERTS REALTY INVESTORS, INC.




                             By: /s/  Charles R. Elliott
                             -------------------------------
                             Charles R. Elliott, Chief Financial Officer
                             (The Registrant's Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------

   27           Financial Data Schedule. (for SEC use only)