Form 10-K405
period 1999-12-31
ROBERTS REALTY INVESTORS INC
filed 2000-03-29
CIK 1011109

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________.

                        Commission file number 001-13183

                         ROBERTS REALTY INVESTORS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                       GEORGIA                                                   58-2122873
----------------------------------------------------------------        -----------------------------------
   (State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

      8010 ROSWELL ROAD, SUITE 120
      ATLANTA, GA                                               30350
---------------------------------------------------            ----------------
         (Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number: (770) 394-6000

Securities registered under Section 12(b) of the Act:  NONE

   Title of each class:              Name of each exchange on which registered:
   -------------------               -----------------------------------------
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

                                  $24,727,024

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,840,075 shares of common stock (as of March 1, 2000)

         Documents Incorporated by Reference.
         Portions of the proxy statement for the registrant's 2000 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

PART I...............................................................................................        2

         ITEM 1.      BUSINESS.......................................................................        2

         ITEM 2.      PROPERTIES.....................................................................        9

         ITEM 3.      LEGAL PROCEEDINGS..............................................................       22

         ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS...............................................................       22

PART II..............................................................................................       23

         ITEM 5.      MARKET FOR REGISTRANTS COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS....................................................       23

         ITEM 6.      SELECTED FINANCIAL DATA........................................................       24

         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................       27

         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK..............................................................       39

         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................       40

         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.....................................................................       40

PART III.............................................................................................       40

         ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT .............................................       40

         ITEM 11.     EXECUTIVE COMPENSATION.........................................................       40

         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..........................................................       40

         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS...................................................................       40

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                      AND REPORTS ON FORM 8-K........................................................       41

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

         Roberts Realty Investors, Inc. owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of March 1, 2000, Roberts Realty owns a 65.4% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an "umbrella partnership" or "UPREIT."

         As of March 24, 2000 we own nine existing multifamily apartment communities containing a total of 1,779 apartment homes, and three communities under development or construction that will contain approximately 853 apartment homes. Eight of our communities - River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Crestmark, Ivey Brook, and Bradford Creek - containing a total of 1,661 apartment units, are stabilized. Our 118-unit first phase of Addison Place, formerly referred to as Abbotts Bridge, is now in its initial lease-up phase. Addison Place's second phase, anticipated to total 285 apartment homes, and Ballantyne, anticipated to total 319 apartment homes, are under construction. Our Old Norcross community, anticipated to total 249 apartment homes, is in the development stage. All of our communities are located in metropolitan Atlanta, Georgia, except the Ballantyne community, which is located in Charlotte, North Carolina.

         We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or
(b) one year after completion of construction. As of December 31, 1999, we owned eight stabilized communities containing a total of 1,661 apartment homes that had a physical occupancy rate of 92.6%.

         Roberts Realty is a Georgia corporation formed in July 1994. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the "double taxation" of income i.e., at both the corporate and shareholder levels - that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 95% of our taxable income. Our common stock is traded on the American Stock Exchange under the symbol "RPI."

         We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed each of our nine existing communities, except the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor. We expect that affiliates of Mr. Roberts will continue to develop future properties and construct properties where feasible. Roberts Construction started construction of the Ballantyne Community and intends to hire an independent general contractor to complete construction of the community. Roberts Construction will continue to oversee the project.

         Our executive offices are located at 8010 Roswell Road, Suite 120, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. As of March 20, 2000, we have 47 full-time employees.

THE OPERATING PARTNERSHIP

         We conduct our business and own all of our real estate assets through the operating partnership. We control the operating partnership as its sole general partner. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report we refer to units of limited partnership interest in the operating partnership as "units." The holders of units are: former limited partners in the limited partnerships that were merged into the operating partnership; Mr. Roberts; and the former owner of one of the retail centers we formerly owned.

         Except as described in the following paragraph, holders of units in the operating partnership, sometimes referred to in this report as unitholders, generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either an equal number of shares or cash in the amount of the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. We have adopted a policy of acquiring units in exchange for shares. We also have the right, at our election, to issue shares in exchange for all outstanding units. Our articles of incorporation limit ownership by any one holder to 6% of the outstanding shares of our common stock, par value $0.01 per share, other than by Mr. Roberts, who is limited to 25%. As a result, unitholders cannot redeem their units if doing so would violate those ownership limits.

         On February 1, 1999, we began a six-month period in which units could not be redeemed. At the end of the six-month period, we registered new shares with the SEC that simplified the process for unitholders who elect to exchange their units for shares. We completed the registration of these new shares with the SEC on August 2, 1999. Unlike the shares issued in exchange for units before February 1, 1999 in reliance upon the "intrastate" offering exemption, shares issued under the new registration (a) are freely tradeable, other than by affiliates, and (b) can be issued both to persons who reside in Georgia and in other states. Before February 1, 1999, we paid cash to redeeming unitholders who resided outside the state of Georgia.

         Whenever we issue shares, we are obligated to contribute the net proceeds from that issuance to the operating partnership, and the operating partnership is obligated to issue the same number of units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners.

GROWTH STRATEGIES

         Our business plan and growth strategy are focused on creating cash flow and capital appreciation by building and managing new apartment homes of the highest quality and value in excellent high-growth neighborhoods. Our business objectives are:

         - to maximize the current return to our shareholders in the form of quarterly dividends through increases in cash flow, and

         - to increase long-term total returns to our shareholders through appreciation in the value of the common stock.

         To achieve these objectives, we intend to pursue the following growth strategies:

         (a) maximize cash flow from operations by seeking through intensive management to maintain high occupancy levels, obtain regular rent increases, manage resident turnover efficiently and control operating expenses; and

         (b) develop new multifamily apartment communities in metropolitan Atlanta, North Carolina, Florida and other parts of the Southeast.

We will engage others, including the Roberts Companies, to help us pursue these strategies, which are described in more detail below.

         Property Management Strategy. We believe that managing our communities intensively is a fundamental element of our growth strategy. As of March 20, 2000, we employ 46 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians, and accounting personnel. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of the communities. Our property management strategy will continue to be:

         - to increase the average occupancy and rental rates as market conditions permit,

         - to minimize resident turnover and delinquent rental payments through strict review of each applicant's creditworthiness, and

         - to control operating expenses to increase net operating income at each of the communities.

         Development Strategy. We intend to continue to develop high quality apartment communities for long-term ownership. During the past 15 years, the Roberts Companies have developed, constructed and/or managed over 4,200 residential units. We believe that the number and quality of the apartment units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies' experience with the development, construction and financing process will minimize the barriers to new development often faced by less experienced developers and national developers attempting to enter the Atlanta market. These barriers include governmental growth control; a difficult rezoning and permitting process; and the limited availability of well-located sites. We believe that these restraints on construction, coupled with the predicted continued growth in population, job growth and household formations, present an excellent opportunity for us to achieve favorable returns on the development of well-located, high quality apartment home communities.

         Roberts Properties is developing the Addison Place, Ballantyne and Old Norcross communities. We expect that Roberts Properties will continue to develop communities for us in the future. Although the experience of the Roberts Companies will be most helpful to us in the Atlanta area, we believe that experience will enable us to develop multifamily apartment communities in other areas in the Southeast, including Charlotte.

         Although we presently intend to engage the Roberts Companies in our development and construction activities, we may hire other development or construction companies in Atlanta and elsewhere if we deem it to be in our best interests to do so. The most likely development scenario for the operating partnership is for it to acquire properties already under development from Roberts Properties and/or an entity formed by Mr. Roberts or his affiliates. We may engage the Roberts Companies to develop properties on a fee basis; we may enter into joint venture agreements with the Roberts Companies; or we may acquire communities developed by the Roberts Companies and owned by other affiliates of Mr. Roberts. We may also enter into similar arrangements with others who are independent of Mr. Roberts.

         In analyzing the potential development of a particular community, we will evaluate geographic, demographic, economic and financial data, including:

         -        household, population and employment growth;

         - prevailing rental and occupancy rates in the immediate market area and the perceived potential for growth in those rates;

         - costs that affect profitability of the investment, including construction, financing, operating and maintenance costs;

         -        income levels in the area;

         -        existing employment bases;

         - traffic volume, transportation access, proximity to commercial centers and regional malls; and

         -        proximity to and quality of the area's schools.


We will also consider physical elements regarding a particular site, including the probability of zoning approval (if required), availability of utilities and infrastructure, and other physical characteristics of the site.

         For information regarding the development and construction of Addison Place, Ballantyne, and Old Norcross, see Part I, Item 2, Description of Property.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

         Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on the property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to promptly remediate the substances, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operation of the communities and its other real estate assets, the operating partnership may be potentially liable for:

         (a)      those remediation and removal costs, and

         (b) damages to persons or property arising from the existence or maintenance of those hazardous or toxic substances.

         We have conducted preliminary evaluations of the environmental condition of our communities and surrounding properties.

         In April 1998, Wallace Enterprises, Inc., an adjacent land owner, notified us that a petroleum product release had been discovered on property adjacent to our Crestmark community. Wallace repaired the source of the release and its corrective action plan has been approved by the Georgia Environmental Protection Division, or EPD. Our environmental attorneys and consultants have advised us that Wallace is responsible for cleaning up the release to the extent required by the EPD regulations. Our environmental consultants have informed us that despite a possible groundwater impact at Crestmark, no threat to human health or safety is suggested. We and our environmental consultants are monitoring the EPD files to ensure Wallace's compliance with the EPD regulations.

         The preliminary environmental assessments of our other communities and other real estate assets have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions - including changes in applicable environmental laws and regulations - may cause us to have environmental liability.

COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

         Under the American with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although we believe that the communities are substantially in compliance with present requirements of the ADA, we may incur additional costs of complying with the ADA. A number of additional federal, state and local laws may also require modifications to the communities, or restrict further renovations to them, with respect to access by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment communities first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with this Act could result in the imposition of fines or an award of damages to private litigants. We believe that the communities that are subject to the Act comply with that law.

      Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. We cannot estimate the ultimate amount of the cost of compliance with the ADA or that legislation, and, while those costs are not expected to have a material adverse effect on us, those costs could be substantial. Limitations or restrictions on the completion of renovations may limit application of our investment strategy in some instances or reduce overall returns on our investments.

INSURANCE

         We carry comprehensive general liability, fire, extended coverage and rental loss insurance on all of our existing communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. We carry similar insurance with respect to our properties under development or properties under construction, but with appropriate exceptions given the nature of these properties. We believe that our communities are adequately covered by insurance. There are, however, some types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind would adversely affect us.

INVESTMENT, FINANCING AND CONFLICT OF INTEREST POLICIES

         The investment policies, financing policies and conflict of interest policies set by our board of directors are summarized below. Our board may amend or revise them from time to time without a vote of our shareholders or any vote of the partners of the operating partnership, except that:

         (a) we cannot change our policy of holding our assets and conducting our business exclusively through the operating partnership without amending the operating partnership agreement, which will generally require the consent of the holders of a majority in interest of the limited partners in the operating partnership including, if applicable, Roberts Realty, and

         (b) changes in our conflicts of interest policies must be approved by a majority of the independent directors and otherwise be consistent with legal requirements.

INVESTMENT POLICIES

         Investments in Real Estate or Interests in Real Estate. We conduct all of our investment activities through the operating partnership and will do so for so long as the operating partnership exists. (The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093.) Our investment objectives are to achieve stable cash flow available for distributions and, over time, to increase cash flow and portfolio value by continuing to develop multifamily apartment communities for long-term ownership.

Our policy is to develop assets where we believe that favorable investment opportunities exist based on market conditions at the time of the investment.

         We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. We intend to develop multifamily apartment communities primarily in the Atlanta and Charlotte metropolitan areas, Florida, and other parts of the Southeast. Future development or investment activities will not be limited by our governing documents to any geographic area, product type or specified percentage of our assets.

         Possible Acquisition of Communities Developed by Mr. Roberts or his Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under "Conflict of Interest Policies," we and/or the operating partnership may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include:

         - hiring Mr. Roberts or Roberts Properties to develop real estate under a fee arrangement,

         - acquiring undeveloped property from Mr. Roberts or his affiliates for future development, or

         - acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up.

No particular arrangements have been determined, other than the communities now under construction and development as described elsewhere in this report.

         Securities of or Interest in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We and the operating partnership also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by us and the operating partnership for the purpose of exercising control over those entities. We or the operating partnership may acquire all or substantially all of the securities or assets of other REITs or similar entities where those investments would be consistent with our investment policies. We do not currently intend to invest in the securities of other issuers. In making any of the investments described in this paragraph we intend to comply with the percentage of ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code. Also, we will not make any investments if the proposed investment would cause us or the operating partnership to be an "investment company" under the Investment Company Act of 1940.

         No Investments in Mortgages. We do not own any mortgages and do not currently intend to invest in mortgages or to engage in originating, servicing, or warehousing mortgages.

FINANCING POLICIES

         Our organizational documents do not limit the amount of indebtedness we may incur. We have an informal policy that we will not incur indebtedness in excess of 75% of what the board of directors believes is the fair market value of our assets at any given time. We may, however, from time to time re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of the operating partnership's real estate assets, growth and acquisition opportunities and other factors. Modification of this policy may adversely affect the interests of our shareholders.

         To the extent that the board of directors determines to seek additional capital, we may raise capital through additional equity offerings, debt financing or retention of cash flow, or a combination of these methods. Our retention of cash flow is subject to provisions in the Internal Revenue Code requiring a REIT to distribute a specified percentage of taxable income, and we must also take into account taxes that would be imposed on undistributed taxable income. As long as the operating partnership is in existence, we will contribute the net proceeds of all equity capital we raise to the operating partnership in exchange for units or other interests in the operating partnership.

         We have not established any limit on the number or amount of mortgages on any single property or on the operating partnership's portfolio as a whole.

CONFLICT OF INTEREST POLICIES

         The board of directors is subject to provisions of Georgia law that are designed to eliminate or minimize potential conflicts of interest. We can give no assurances, however, that these policies will always eliminate the influence of those conflicts. If these policies are not successful, the board could make decisions that might fail to reflect fully the interests of all shareholders.

         Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the board of directors. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director's judgment may not be enjoined, set aside or give rise to damages on the grounds of that interest if either:

         - the transaction is approved, after disclosure of the interest, by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by disinterested shareholders, or

         -        the transaction is established to have been fair to us.

The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue.

OTHER POLICIES

         We and the operating partnership have authority to offer our securities and to repurchase and otherwise reacquire our securities, and we may engage in those activities in the future. We have adopted a policy that we will issue shares to unitholders who exercise their rights of redemption. In the future, we may make loans to joint ventures in which we participate to meet working capital needs. We have not engaged in trading, underwriting, agency distribution, or sale of securities of other issuers, and we do not intend to do so. We intend to make investments in a manner so that we will not be treated as an investment company under the Investment Company Act of 1940.

         We announced our intention to repurchase up to 300,000 shares of our outstanding common stock on September 3, 1998. We repurchased 121,200 shares in 1999 for $909,000 and 19,300 shares in 1998 for $145,000. During 1999, we paid
$28,000 to redeem 3,917 units from unitholders who resided outside the state of Georgia.

         At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, the board of directors decides that it is no longer in our best interests to qualify as a REIT.

         For a description of the competition we face, see Part 1, Item 2, Description of Property - Competition.

ITEM 2.  DESCRIPTION OF PROPERTY.

GENERAL

         As of March 24, 2000 we own nine existing multifamily apartment communities containing a total of 1,779 apartment homes, and three communities under development or construction that will contain approximately 853 apartment homes. Eight of our existing communities - River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Crestmark, Ivey Brook, and Bradford Creek - containing a total of 1,661 apartment units, are stabilized. Our 118-unit first phase of Addison Place, formerly referred to as Abbotts Bridge, is now in its initial lease-up phase. Addison Place's second phase, totaling 285 apartment homes and Ballantyne, totaling 319 apartment homes, are under construction. Our Old Norcross community, anticipated to total 249 apartment homes, is in the development stage. All of our communities are located in metropolitan Atlanta, Georgia, except the Ballantyne community, which is located in Charlotte, North Carolina.

         As of December 31, 1999, we owned eight stabilized communities containing a total of 1,661 apartment homes that had a physical occupancy rate of 92.6%. We sold the 118-unit Bentley Place community on August 23, 1999.

         We believe that the demand for multifamily housing in Atlanta will increase due to Atlanta's growing population. According to the Atlanta Regional Commission, which we refer to as the ARC, both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is comprised of Fulton, Dekalb, Gwinnett, Cobb, Clayton, Rockdale, Henry, Douglas, Cherokee, and Fayette counties.

         The following information is based on statistical estimates published by the ARC. The population of the Atlanta Region is projected to grow 40.9% for the period from 1990 to 2010, from 2,557,800 persons in 1990 to 3,603,800 persons in 2010. The estimated population of the Atlanta Region increased by 25.3% from 2,557,800 persons in 1990 to 3,204,900 persons in 1999, making it one of the largest metropolitan areas in the country and the largest in the Southeast.

         Employment of the Atlanta Region is projected to grow 52.5% for the period from 1990 to 2010, from 1,426,000 jobs in 1990 to 2,175,000 jobs in
2010. Estimated employment of the Atlanta Region increased by 29.0% from 1,426,000 jobs in 1990 to 1,840,000 jobs in 1998. According to the Georgia Department of Labor, the estimated December 1999 unemployment rate of the Atlanta Region was 2.6%, which was below the estimated December 1999 Georgia unemployment rate of 3.2% and the estimated December 1999 U.S. unemployment rate of 3.7%.

         Housing units in the Atlanta Region increased an estimated 25.9%, from 1,052,430 units in 1990 to 1,324,511 units in 1999. Multifamily homes in the Atlanta Region increased 17.1% from 342,441 units in 1990 to 400,973 units in 1999.

         The following table summarizes basic information about our communities.

                                THE COMMUNITIES

                                                                                              December 1999
                                       Year                                               Average Rental Rates    Average Physical
                                     Completed     Number     Approximate      Average    --------------------   Occupancy for the
                                     or to be       of       Rentable Area    Unit Size              Per Square   12 Months Ended
       Community         Location    Completed     Units     (Square Feet)  (Square Feet)  Per Unit     Foot       Dec. 31, 1999
       ---------         --------    ---------     ------    -------------  -------------  --------     ----     ---------------

Existing Communities:
--------------------
  Plantation Trace(1)     Atlanta    1990/1998      232          310,956        1,340      $  974       $ 0.73          89.7%

  River Oaks              Atlanta       1992        216          276,046        1,278         940         0.74          92.7

  Crestmark(2)            Atlanta    1993/1997      334          360,284        1,079         830         0.77          94.9

  Rosewood Plantation     Atlanta       1994        152          192,352        1,265         960         0.76          97.1

  Preston Oaks(3)         Atlanta    1995/1998      213          257,180        1,207       1,021         0.85          97.8

  Highland Park           Atlanta       1995        188          231,634        1,232         967         0.79          97.0

  Ivey Brook              Atlanta       1997        146          197,028        1,350       1,032         0.76          96.6

  Bradford Creek          Atlanta       1998        180          243,941        1,355         968         0.71          92.5

  Addison Place
     Phase I              Atlanta       1999        118          200,194        1,697      $1,313       $ 0.77         N/A (4)
                                                  -----        ---------

    Subtotal/Average                              1,779        2,269,615       1,276
                                                  =====        =========       =====

Communities Under
-----------------
Construction:
-------------

Addison Place
     Phase II             Atlanta       2001        285          403,312        1,415         N/A          N/A           N/A

Ballantyne                Charlotte     2001        319          413,528        1,296         N/A          N/A           N/A


    Subtotal/Average                                604
                                                  =====

Communities Under
-----------------
Development (5):
----------------

Old Norcross              Atlanta       2001        249             (5)          (5)         N/A          N/A           N/A

(1) Plantation Trace was completed in 2 phases. The 182-unit first phase was completed in 1990 and the 50-unit second phase was completed in 1998.

(2) Crestmark was completed in 2 phases. The 248-unit first phase was completed in 1993 and the 86-unit second phase was completed in 1997.

(3) Preston Oaks was completed in 2 phases. The 189-unit first phase was completed in 1995 and the 24-unit second phase was completed in 1998.

(4) The 118-unit first phase of Addison Place was in its lease-up phase at December 31, 1999, and its 12-month historical occupancy percentage is not comparable.

(5) Because this community is still in the development stage, the date of completion and exact number of units are estimates and are subject to change, and the square footage information is not available.

         Annual operating data regarding our stabilized communities at December 31, 1999 are summarized in the following table (with the second phases of Crestmark, Preston Oaks and Plantation Trace described separately for this purpose and Windsong and Bentley Place omitted due to their sales in January 1998 and August 1999, respectively). Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy of the applicable community calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized, because the applicable community was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period. Throughout this table, "N/A" means "not applicable," i.e., no unit in the community was available to be occupied during the relevant year. Footnotes are on the following page.

                                        Physical Occupancy Rate
                                        -----------------------
                      Month
                    Completed
                     Initial
    Community        Leaseup     1995       1996     1997       1998         1999
    ---------       ---------   ------     ------   ------     ------       ------

Plantation            9/90        98%        99%       93%        94%         90%
Trace

Plantation           11/98       N/A        N/A       N/A         92%*       N/A
Trace
Phase II(1)

River Oaks            2/93        99%        98%       96%        98%         93%

Rosewood              5/94        99%        99%       97%        97%         97%
Plantation

Preston Oaks          8/95       100%*       99%       97%        98%         98%

Highland Park         3/96        68%        96%*      96%        97%         97%

Crestmark             4/94        99%        98%       87%        91%         95%

Crestmark             9/97       N/A        N/A        96%*      N/A         N/A
Phase II(2)

Ivey Brook            8/97       N/A         27%*      98%*       97%         97%

Preston Oaks          7/98       N/A        N/A       N/A        100%*       N/A
Phase II(1)

Bradford              8/98       N/A        N/A       N/A         94%*        93%
Creek(3)

                                                Average Effective Annual Rental Rates
                                                -------------------------------------
                         1995                1996                  1997                   1998                   1999
                        ------              ------                ------                 ------                 ------
                     Per      Per         Per      Per        Per         Per         Per         Per       Per        Per
                     Unit    Sq. Ft.      Unit    Sq. Ft.     Unit       Sq. Ft.      Unit      Sq. Ft.     Unit      Sq. Ft.
                    ------   -------     ------   -------     ------     -------     ------     -------    ------     -------

  Plantation        $  786    $ 0.62     $  821    $ 0.65     $  867      $ 0.69     $  867      $ 0.69     $  956     $0.71
  Trace

  Plantation           N/A       N/A        N/A       N/A     $1,171*     $ 0.72*    $1,171*     $ 0.72*       N/A       N/A
  Trace
  Phase II(1)

  River Oaks        $  820    $ 0.64     $  859    $ 0.67     $  910      $ 0.71     $  910      $ 0.71     $  930     $0.73

  Rosewood          $  814    $ 0.64     $  858    $ 0.68     $  917      $ 0.72     $  917      $ 0.72     $  946     $0.75
  Plantation

  Preston Oaks      $  885    $ 0.71*    $  892    $ 0.72     $  981      $ 0.79     $  981      $ 0.79     $  994     $0.82

  Highland Park     $  819*   $ 0.67*    $  805    $ 0.65     $  920      $ 0.75     $  920      $ 0.75     $  950     $0.77

  Crestmark         $  688    $ 0.67     $  736    $ 0.72     $  787      $ 0.73     $  787      $ 0.73     $  807     $0.75

  Crestmark            N/A       N/A        N/A       N/A        N/A         N/A        N/A         N/A        N/A       N/A
  Phase II(2)

  Ivey Brook           N/A       N/A     $  925*   $ 0.69*    $  979      $ 0.73     $  979      $ 0.73     $1,014     $0.75

  Preston Oaks         N/A       N/A        N/A       N/A     $  799*     $ 0.83*    $  799*     $ 0.83*       N/A       N/A
  Phase II(1)

  Bradford             N/A       N/A        N/A       N/A     $  926*     $ 0.68*    $  926*     $ 0.68*    $  949     $0.70
  Creek(3)

---------------
(1) Plantation Trace Phase II completed its lease-up phase in November 1998 and Preston Oaks Phase II completed its lease-up in August 1998. Beginning with 1999, both phases of Plantation Trace and Preston Oaks are combined.
(2) We acquired Crestmark in June 1996. Phase II of Crestmark completed its lease-up in September 1997. Beginning with 1998, both phases of Crestmark are combined.
(3)  Bradford Creek completed its lease-up in August 1998.

         As described below, our Atlanta communities are located in Gwinnett, Fulton and Douglas Counties and six submarkets, or geographic areas, within these counties. We also have one community in Charlotte. The Ballantyne community now under construction in Charlotte is described after the Georgia properties. Each heading identifies the community or communities within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC. Multiple communities are located in each of the Duluth, Peachtree Corners and Perimeter Center/North Springs submarkets; thus those communities compete not only with unaffiliated apartment communities but also with each other. Please see "Summary of Debt Secured by the Communities," which follows the description of the individual communities, for an explanation of the terms of our secured indebtedness.

GWINNETT COUNTY

          Gwinnett County was one of the fastest growing counties in the U.S. in the 1980's, and from 1985 until 1990 it ranked first in the nation in growth among counties with a population of more than 100,000. Since 1990, Gwinnett's population has increased 47% to a current level of 523,900. Gwinnett's strong employment base, transportation networks, excellent public education system and affordable home prices contribute to the county's remarkable growth. Gwinnett is home to approximately 250 international firms, over 700 manufacturing and 480 high technology firms that generate many of its 254,600 jobs. Since 1990, Gwinnett has added 102,600 jobs, which is second only to Fulton county in the Atlanta region. The average household income of the county is approximately $67,000. Gwinnett County is home to communities located in the City of Duluth, Peachtree Corners and unincorporated Gwinnett.

     Duluth Area - Plantation Trace, River Oaks, and Bradford Creek Communities

         Duluth. The City of Duluth is located in central Gwinnett County and is home to the Plantation Trace, River Oaks, and Bradford Creek communities. Duluth has exceeded even Gwinnett County as a whole in percentage of population growth; its population has increased more than 200% since 1980. Duluth is located near I-85 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

         Plantation Trace. Plantation Trace is a 232-unit garden apartment community that was completed in two phases: a 182-unit first phase in 1990 and a 50-unit second phase in 1998, sometimes referred to below as Phase II. Plantation Trace consists of 31 two and three story Nantucket-style stone and wood sided buildings located on a 29.2-acre site on Pleasant Hill Road approximately one-half mile west of its intersection with Peachtree Industrial Boulevard. In 1990, the 182-unit first phase received the Aurora Award from the Southeast Builders' Conference for "Best Rental Apartment Community in the Southeast."

         The Plantation Trace community, with its award-winning traditional architecture and landscaped grounds, features a clubhouse, a modern fitness and exercise facility, two lighted tennis courts, sand volleyball court, multi-station playground, two free-form swimming pools, a small wading pool, a stone paver pool deck and a covered whirlpool spa. In addition to upscale amenities, Plantation Trace offers such interior features as nine foot ceilings, crown molding, pickled wood cabinetry in the kitchen and bath, marble vanity tops, fireplaces, vaulted ceilings and Palladian windows in select units, designer wallcoverings and full laundry rooms with washer and dryer connections. Phase II provides the Plantation Trace community direct access to the Chattahoochee River, as well as to jogging trails around the existing lake and nature areas along the river.

         Plantation Trace has a variety of floor plans, including 28 one bedroom units ranging from 901 to 929 square feet, 48 two bedroom standard and 66 two bedroom roommate units ranging from 1,228 to 1,298 square feet, and 40 three bedroom units ranging from 1,471 to 1,494 square feet. Phase II contains 7 one bedroom units of approximately 966 square feet each, 6 two bedroom units of approximately 1,433 square feet each, 18 two bedroom townhouses of approximately 1,490 square feet each, 12 three bedroom townhouses of approximately 1,948 square feet each, 7 four bedroom townhouses of approximately 2,314 square feet each, and 33 garages of 200 square feet each. The weighted average unit size is 1,340 square feet. As of December 31, 1999, rental rates ranged from $730 to $1,750 per month, with a weighted average monthly rent of $974 per unit and $0.73 per square foot. Local real estate taxes were $228,000 in 1999. The physical occupancy rate for the entire Plantation Trace community as of December 31, 1999 was 85.3%.

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

         River Oaks has a variety of floor plans, including 40 one bedroom units at approximately 907 square feet, 32 two bedroom roommate units, 24 two bedroom deluxe units and 48 two bedroom standard units ranging from 1,276 to 1,309 square feet, and 72 three bedroom units with approximately 1,457 square feet. The weighted average unit size is 1,278 square feet. As of December 31, 1999, the community was 92% occupied, and rental rates ranged from $790 to $1,085 per month, with a weighted average monthly rent of $940 per unit and $0.74 per square foot. Local real estate taxes were $205,000 in 1999.

         Bradford Creek. Bradford Creek, which was completed in 1998, consists of 9 two and three story buildings located on an approximately 22.5 acre property near the southeast corner of Peachtree Industrial Boulevard and Howell Ferry Road in Duluth, approximately one-mile southeast of Plantation Trace and River Oaks. The Bradford Creek community, with its unique mountain lodge architecture and traditional landscaping, features a large clubhouse with a fitness center, clubroom, laundry room, two lighted tennis courts, free-form swimming pool, stone paver pool deck, a 12-acre nature area, a courtyard highlighted by a water fountain, and a gated entrance. In addition to the upscale amenities, Bradford Creek offers such interior features as nine foot ceilings and a computer room in select units, crown moldings, garden tubs, white raised-panel cabinetry in the kitchen and bath, marble vanity tops, breakfast bars, designer wallcoverings, and full laundry rooms with washer and dryer connections. Each building was constructed using cobblestone and vinyl siding and offers private patios or balconies along with gables and varying paint colors.

         Bradford Creek contains 28 one bedroom units of approximately 1,001 square feet each, 46 two bedroom standard units of approximately 1,302 square feet each, 47 two bedroom roommate units of approximately 1,344 square feet each, and 59 three bedroom units of approximately 1,589 square feet each. The weighted average unit size is 1,355 square feet. As of December 31, 1999, the community was 88% occupied, and rental rates ranged from $815 to $1,170 per month, resulting in a weighted average monthly rent of $968 per unit and $0.71 per square foot. Local real estate taxes were $180,000 in 1999.

     Peachtree Corners Area - Rosewood Plantation and Ivey Brook Communities

         Peachtree Corners. Located in west Gwinnett County, Peachtree Corners benefits from the existing transportation networks, employment resources and consumer conveniences in the area. Over 400 companies are located in the Peachtree Corners area, occupying more than 4,500,000 square feet of office and distribution space and providing Gwinnett County with approximately 35% of its total jobs. Peachtree Corners' most prominent office/institutional development is Technology Park/Atlanta, which has become the premier location in Georgia for national and international high tech companies. With over 2,100,000 square feet of space occupied by more than 70 firms, approximately 4,500 people are employed at Technology Park/Atlanta. The area is within eight miles of three regional shopping malls, each containing over 1,000,000 square feet of retail space.

         Rosewood Plantation. This community, which was completed in May 1994, targets the upper tier of the apartment resident market. The 152-unit community is located on Spalding Drive just southwest of Holcomb Bridge Road on a 21-acre site. Since 1989, each of the elementary, middle and high schools serving the community has been designated as the Gwinnett County School of Excellence by the Gwinnett County Board of Education for at least one year, and the middle school has been designated as a Georgia School of Excellence by the Georgia Department of Education and a National Blue Ribbon School of Excellence by the U.S. Department of Education. Due partly to the highly regarded public school system in the area, Rosewood Plantation is an attractive choice for white-collar professionals and families who choose the rental lifestyle. Rosewood Plantation is composed of 7 two and three story buildings with brick accents and wood siding.

         Rosewood Plantation has 29 one-bedroom units with 914 square feet, 45 two bedroom standard units with 1,247 to 1,276 square feet, 43 two-bedroom roommate units with 1,310 square feet, and 35 three-bedroom units with 1,510 square feet. The weighted average unit size is 1,265 square feet. As of December 31, 1999, the community was 98% occupied, and rental rates ranged from $830 to $1,180, resulting in a weighted average monthly rent of $960 per unit and $0.76 per square foot. Local real estate taxes were $128,000 in 1999.

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

         Ivey Brook. The Ivey Brook community consists of 146 upscale apartment units in 12 buildings located on an 11.8 acre site at the intersection of Holcomb Bridge Road and Peachtree Corners Circle in the Peachtree Corners area. Ivey Brook benefits from its excellent location at a major intersection amidst an established multifamily market area in close proximity to Gwinnett County's largest employment base.

         Ivey Brook has 13 one-bedroom units with approximately 956 square feet, 36 two bedroom standard units with approximately 1,231 square feet, 50 two-bedroom roommate units with approximately 1,321 square feet, and 47 three-bedroom units with approximately 1,546 square feet. The weighted average unit size is approximately 1,350 square feet. As of December 31, 1999, Ivey Brook was 95% occupied, and its rental rates ranged from $875 to $1,230, resulting in a weighted average monthly rent of $1,032 per unit and $0.76 per square foot. Local real estate taxes were $128,000 in 1999.

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

     Unincorporated Gwinnett - Old Norcross

         The Old Norcross community will be located on a 35.3 acre site at the intersection of Old Norcross Road and Herrington Road in unincorporated Gwinnett County near the western Lawrenceville area. This community will have approximately 249 garden-style apartments. We have not determined the unit mix or developed an estimate of the construction costs. The site for the community is located near I-85, GA-316 and Gwinnett Place Mall, an 1,100,000 square foot regional mall.

FULTON COUNTY

         Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units and land area. Between 1990 and 1998, Fulton's net population increase, 102,500 persons, ranked second in the region behind Gwinnett County. Fulton County added 96,600 jobs between 1990 and 1998, which led the region.

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

         Preston Oaks. Preston Oaks is a 213-unit garden apartment community that was completed in two phases: a 189-unit first phase in August 1995, and a 50-unit second phase in 1998. Preston Oaks consists of nine two and three story buildings located on Mt. Vernon Highway in the Perimeter Center area. The traditional architecture consists of stacked stone and vinyl siding incorporating details of gabled roofs, Palladian windows, columns, and bay windows.

         The community is located on a 11.5-acre site and features extensive landscaping. The amenities are similar to those of the other existing communities, with custom swimming pool, lighted tennis court, fitness center with individual workout stations, and a large clubhouse. Interior features include garden tubs, oversized walk-in closets, pickled pine cabinetry in the kitchen and bath, crown molding, mirrored walls, and chair railing in the dining rooms. Phase one consists of 36 one-bedroom units, 92 two-bedroom units, and 61 three-bedroom units. Phase two consists of 24 one bedroom apartment units with 959 square feet each.

         Preston Oaks is conveniently located less than one mile from Perimeter Mall, a 1,200,000 square foot regional mall, and in close proximity to the area's numerous office developments. Several stand-alone restaurants and major retail centers either exist or are being developed near the community.

         As of December 31, 1999, Preston Oaks was 96% occupied, and its rental rates ranged from $860 to $1,260 per month, resulting in a weighted average monthly rent of $1,021 per unit and $0.85 per square foot. Local real estate taxes were $231,000 in 1999.

         Highland Park. This community consists of 188 upscale apartment units in a total of eight buildings on a 10.9-acre site. Located on Dunwoody Place in the North Springs area of Sandy Springs, Highland Park benefits from its close proximity to Georgia 400, which provides direct access within minutes to major retail and employment areas to the north such as North Point Mall and the Windward mixed use project, and to the south such as Perimeter Mall and Perimeter Center.

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

         As of December 31, 1999, Highland Park was 95% occupied and its monthly rental rates ranged from $815 to $1,180 per month, resulting in a weighted average monthly rent of $967 per unit and $0.79 per square foot. Local real estate taxes were $180,000 in 1999.

     Alpharetta Area - Addison Place Community

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

         Within this corridor is a large base of residential, commercial and office developments. North Point Mall's success accelerated the already high rate of residential development, which caters to the upscale consumer. North Fulton's prestigious neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters. Between 1990 and 1999, North Fulton added 92,314 residents, and 41,401 housing units. Between 1990 and 1997, North Fulton added 59,469 jobs. The Windward project, which straddles Georgia 400, is the region's largest mixed-use development.

         Addison Place Phase I. The 118-unit first phase of Addison Place is located on 19.2 acres on Abbotts Bridge Road near the intersection of Abbotts Bridge and Jones Bridge roads. This first phase contains 60 two bedroom townhouses of approximately 1,497 square feet each and 58 three bedroom townhouses of approximately 1,903 square feet each. As of December 31, 1999, the first phase of Addison Place was 56% occupied and rental rates ranged from $1,140 to $1,495 per month, with a weighted average monthly rent of $1,313 per unit and $0.77 per square foot. The architectural style, land planning, landscaping and amenities of this first phase are similar to those of our other communities.

         The construction of this first phase was completed under a cost-plus 10% construction contract with Roberts Properties Construction providing for 5% profit and 5% overhead. The total cost of construction, including the fee to Roberts Properties Construction, was approximately $9,611,000. We anticipate that there was approximately $874,000 in net profit to Roberts Properties Construction on the construction contract. We funded the development and construction of this first phase from our working capital and a $9,500,000 construction loan.

         Addison Place Phase II. The second phase of Addison Place will contain 285 garden-style apartment homes. It will include 11 different floor plans, including 60 one bedroom ranging from 765 to 1,034 square feet, 147 two bedroom units ranging from 1,150 to 1,550 square feet, 58 three bedroom units at approximately 1,706 square feet, and 20 four bedroom units at approximately 2,074 square feet, along with 40 direct-entry garages. The weighted average unit size will be 1,415 square feet. The architectural style, land planning, and landscaping of Phase II will be similar to Phase I. The amenities in Phase II will feature a free-from swimming pool, 2 tennis courts, a modern fitness and exercise facility, a business center, mens and womens saunas, and a playground.

DOUGLAS COUNTY

         Douglas County, one of the 10 counties in the Atlanta Region, is located west of Atlanta and encompasses 202 square miles. The county is surrounded by Fulton, Cobb, Carroll and Paulding Counties, with the Chattahoochee River as its southeastern border. Its population was estimated at 93,500 in 1999, an increase of 30% since 1990. Between 1990 and 1998, Douglas County added 9,150 jobs and between 1990 and 1999, the county added 21,800 persons and 8,300 housing units. Douglas County benefits from its accessibility to downtown Atlanta to the east via I-20 and to Hartsfield International Airport to the southeast via Thornton Road/Camp Creek Parkway. Just across the county line to the east lies the Fulton Industrial District, the Southeast's largest contiguous industrial park. The Fulton Industrial District consists of more than 50,000,000 square feet of both manufacturing and warehouse space and stretches six miles north and south along Fulton Industrial Boulevard. It represents 20% of Atlanta's total inventory of warehouse/industrial space, and an additional 1,000,000 square feet is under construction. Numerous Fortune 500 companies are represented in the Fulton Industrial District, employing more than 100,000 people.

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

         The Crestmark community, with its award-winning traditional architecture and landscaped grounds, features a large 14,000 square foot clubhouse with a club room, full kitchen, fitness center and aerobics room, a business center and conference room, two lighted tennis courts, multi-station playground, walking and jogging trail, two free-form swimming pools, stone paver pool decks and a whirlpool spa. In addition to the upscale amenities, Crestmark offers such interior features as nine foot ceilings, crown and chair-rail molding, pickled wood cabinetry in the kitchen and baths, marble vanity tops, fireplaces, vaulted and trey ceilings, Palladian and bay windows in select units, designer wallcoverings and full laundry rooms with washer and dryer connections.

         Crestmark has a variety of floor plans including 29 one bedroom standard units with 704 square feet, 50 one bedroom deluxe units with 816 square feet, 19 one bedroom units of 901 square feet in the second phase, 33 two bedroom standard units with 1,005 square feet, 86 two bedroom deluxe units with 1,110 square feet, 21 two bedroom standard units of 1,223 square feet in the second phase, 22 two bedroom roommate units of 1,285 square feet in the second phase, 50 three bedroom units with 1,295 square feet and 24 three bedroom units of 1,437 square feet in the second phase. The weighted average unit size is 1,079 square feet. As of December 31, 1999, the community was 93% occupied, and rental rates ranged from $675 to $1,025 per month, with a weighted average monthly rent of $830 per unit and $0.77 per square foot. Local real estate taxes were $202,000 in 1999.

CHARLOTTE, NORTH CAROLINA - BALLANTYNE

         The following information is based on statistics and estimates published by the Charlotte Chamber of Commerce. During the last ten years, Charlotte's population grew by 24%, which was well above the national growth rate of 9%. Since 1986, employment in Charlotte has grown 29%, compared to the U.S. growth of 14%. Nine of the nation's top 200 banks operate in Charlotte, including Bank of America, N.A. (which is the nation's largest bank) and First Union Corporation. Other major employers include Carolinas Healthcare System, Charlotte-Mecklenburg School System, Duke Energy Corporation and USAirways. Additionally, nearly 300 of the nation's largest industrial and service corporations listed by FORTUNE magazine have facilities in the area. Education is a top priority in the area as evidenced by The Charlotte-Mecklenburg School System recently receiving a national Community Award for Excellence in Education.

         The Ballantyne community will be located on a 23.8 acre site at the intersection of Lancaster Highway (old NC-521) and John J. Delaney Drive. The Ballantyne area is the largest mixed-use development in Mecklenburg County. This community will have 319 garden-style apartments. The Ballantyne community will consist of 110 one-bedroom units ranging from 765 square feet to 1,034 square feet, 143 two-bedroom units ranging from 1,150 square feet to 1,550 square feet, 48 three-bedroom units at 1,706 square feet, and 18 four-bedroom units at 2,074 square feet, along with 36 direct-entry garages. We have not developed a final estimate of the construction cost. The community is located near I-485 and I-77, which offers convenient access to downtown Charlotte and I-85.

         The table on the following page summarizes the amenities of each of the existing communities and Addison Place Phase II, which is now under construction. We have not yet fully determined the specific amenities of the Ballantyne and Old Norcross communities.

                                      SUMMARY OF AMENITIES OF THE COMMUNITIES


                                                                                         CLUB-
                            PATIO,   WASHER                                              HOUSE
                            PORCH    & DRYER   GARDEN      FIRE-    VAULTED   SWIMMING   FITNESS
    COMMUNITY              BALCONY  HOOK-UPS    TUBS      PLACES*  CEILINGS*    POOL     CENTER
    ---------              -------  --------    ----      ------   ---------    ----     ------

Existing Communities:

Plantation                   Yes       Yes     Yes(1)     Yes(2)      Yes        Yes       Yes
Trace


River Oaks                   Yes       Yes       Yes       Yes        Yes        Yes       Yes


Rosewood                     Yes       Yes       Yes        No         No        Yes       Yes
Plantation

Preston Oaks                 Yes       Yes       Yes        No        Yes        Yes       Yes

Highland                     Yes       Yes       Yes        No        Yes        Yes       Yes
Park

Crestmark                    Yes       Yes       Yes       Yes        Yes        Yes       Yes


Ivey Brook                   Yes       Yes       Yes        No        Yes        Yes       Yes

Bradford Creek               Yes       Yes       Yes        No        Yes        Yes       Yes

Addison Place                Yes       Yes       Yes        No         No        Yes       No
Phase I

Communities Under Construction:

Addison Place                Yes      Yes       Yes        Yes         No        Yes       Yes
Phase II



                                                    SAND
                            WHIRL-  CAR   TENNIS   VOLLEY-  PLAY-   LAUNDRY
    COMMUNITY               POOL    WASH  COURT(S)   BALL   GROUND    ROOM     OTHER
    ---------               ----    ----  --------   ----   ------    ----     -----

Existing Communities:

Plantation                  Yes(2)   Yes    Yes-2     Yes     Yes     Yes     Riverfront.
Trace                                                                         Lake, Nature
                                                                              Preserve

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

Rosewood                     No      Yes    Yes-1      No     Yes     Yes     Lake,
Plantation                                                                    Nature Preserve

Preston Oaks                 No      Yes    Yes-1      No      No     Yes

Highland                     No      Yes    Yes-1      No     Yes     Yes
Park

Crestmark                   Yes      Yes    Yes-2      No     Yes     Yes     Nature Preserve,
                                                                              Jogging Trail

Ivey Brook                   No      Yes     No        No      No     Yes

Bradford Creek               No      Yes    Yes-2      No     Yes     Yes     Nature Preserve

Addison Place                No      Yes    Yes-1      No      No     Yes     Lake,
Phase I                                                                       Nature Trail

Communities Under Construction:

Addison Place                No      Yes    Yes-2      No     Yes     Yes     Lake,
Phase II                                                                      Nature Trail

-------------------
* In select units
(1)      Phase II only.

(2)      Phase I only.

COMPETITION

         All of the communities are located in developed areas, and numerous other apartment projects are located within the market area of each community. The number of competitive apartment communities in the area could have a material adverse effect on our ability to lease our apartments at the rental rates anticipated, and we can give no assurances regarding the development of additional competing multifamily communities in the future. The remainder of this section summarizes the competition for each of the communities. The following information reflects our study of apartment communities in each submarket that we believe to be closely competitive with our community or communities within that submarket. This section includes summary information we obtained from various sources - including developers and real estate brokers, as well as on-site visits - regarding those apartment communities. Although we have attempted to verify the information and believe that it is substantially accurate on the whole, information regarding a particular community may be incorrect due to the sources relied upon or erroneous information supplied by competitors.

         Plantation Trace, River Oaks, and Bradford Creek. The Duluth submarket, which we consider to include the area within a two mile radius from these communities, currently consists of 17 multifamily communities, including River Oaks, Plantation Trace, and Bradford Creek. Although the Bridgewater apartment community - which was previously developed and sold by an affiliate of Mr. Roberts - is located more than two miles from Plantation Trace, it is also included in the Duluth market area because it offers units with attached garages and its architecture and amenities are similar to Plantation Trace. Of the 17 existing communities in the area, five were completed in the last two years, including Bradford Creek and the second phase of Plantation Trace. Due to the quality of construction, age of the communities, type of amenities, resident profiles and rental rates, we believe that only nine of the other 14 communities are in direct competition with Plantation Trace, River Oaks and Bradford Creek.

         Rosewood Plantation and Ivey Brook. The Peachtree Corners multifamily submarket, which we believe includes the area within a three mile radius from these two communities, currently consists of 27 multifamily communities, including Rosewood Plantation and Ivey Brook. Of the 27 existing communities in the market area, only eight have been built since 1988. The remaining communities range from approximately 13 to over 20 years old. We believe that Rosewood Plantation and Ivey Brook draw residents from all of the other 25 communities located in the market area but that only six of the 25 communities compete closely with Rosewood Plantation and Ivey Brook.

         Preston Oaks. We believe that the north central Perimeter multifamily submarket includes the area within a two-mile radius around this community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south, and it currently consists of 25 multifamily communities, including Preston Oaks. Of the 24 other existing communities in the market area, only six were built before 1983. The remaining 18 communities range from approximately one to eight years of age. We believe that Preston Oaks competes with all 24 of these communities.

         Highland Park. We believe the North Springs multifamily submarket includes the area within an approximately two-mile radius around this community. It is generally bounded by the Chattahoochee River to the north and west, Georgia 400 to the east and Dalrymple Road to the south, and currently consists of 34 communities, including Highland Park. Of the 34 existing communities in the market area, only five have been built since 1989. The remaining communities range in age from 12 years to over 20 years. We believe that Highland Park will draw residents from all of the other 33 communities located in the market area, but that only 11 of the 33 communities will compete closely with Highland Park.

         Crestmark. We consider the Thornton Road multifamily submarket to be the area within an approximately two-mile radius around the Crestmark community. It is generally bounded by I-20 to the south, Blairs Bridge Road to the east, and Georgia Highway 78 to the north and west, and it currently consists of eight communities, including Crestmark. Of the eight existing communities in the market area, four have been built since 1990. We believe that Crestmark will draw residents from all of the seven other communities located in the market area, but due to their amenities, quality of construction and resident profile, only five of the seven other communities will compete closely with Crestmark.

         Addison Place. We believe the Alpharetta multifamily submarket includes the area within an approximately two-mile radius around the Abbotts Bridge community. It is generally bounded by the Chattahoochee River to the east,

Old Alabama to the south, Georgia 400 to the west, and Windward Parkway to the north, and it currently consists of 15 communities, including Addison Place. We believe that Addison Place will draw residents from all of the 14 other communities located in the market area, but due to their amenities, quality of construction and resident profile, only 13 of the 14 other communities will compete closely with Addison Place.

         Ballantyne. We consider the Ballantyne multifamily submarket to include the area within an approximately two-mile radius around the community. It is generally bounded by the Princeton Road to the east, Providence Road West to the south, Lancaster Highway (old NC-521) to the west, and I-485 to the north, and it currently consists of nine communities, including Ballantyne. We believe that once construction of Ballantyne is complete, it will draw residents from all of the eight other existing communities located in the market area and will compete with the four communities under construction in the market area.

         Old Norcross. We believe the Old Norcross multifamily submarket includes the area within an approximately two-mile radius around the Old Norcross community. It is generally bounded by Herrington Road to the east, Club Drive to the south, Steve Reynolds Boulevard to the west, and Sugarloaf to the north and east, and it currently consists of 24 communities, including Old Norcross. We believe that Old Norcross will draw residents from all of the 23 other communities located in the market area, but due to their amenities, quality of construction and resident profile, only 15 of the 23 other communities will compete closely with Old Norcross.

SUMMARY OF DEBT SECURED BY THE COMMUNITIES

         Information regarding our indebtedness secured by the communities is as follows:


                         Principal                           Principal         Fixed                            Monthly
                         Balance at           Maturity       Balance at       Interest    Amortization       Principal and
   Community           Dec. 31, 1999            Date          Maturity          Rate        Schedule        Interest Payment
   ---------           -------------         ----------     ------------     ----------  ---------------    ----------------

Plantation Trace        $ 11,760,000          10-15-08     $ 10,313,000(1)      7.09%        30-year         $   79,892
River Oaks                 8,946,000          11-15-03        8,513,000(2)      7.15         30-year             62,475
Rosewood Plantation        7,973,000          07-15-08        6,939,000(1)      6.62         30-year             51,838
Preston Oaks               8,313,000          10-15-02        8,025,000(2)      7.21         30-year             59,188
Highland Park              7,844,000          02-15-03        7,544,000(2)      7.30         30-year             56,066
Ivey Brook                 6,228,000          02-15-07        5,570,000(2)      7.14         30-year             43,318
Crestmark                 15,778,000          10-01-08       13,690,000(3)      6.57         30-year            101,869
Bradford Creek             8,273,000          06-15-08        7,290,000(2)      7.15         30-year             56,734
Addison Place Ph. I        9,500,000          11-15-09        8,387,000(1)      6.95         30-year             55,021(4)

------------------

(1) Each of the loans secured by the Plantation Trace, Rosewood Plantation and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan, or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(2) Each of the loans secured by the River Oaks, Preston Oaks, Highland Park, Ivey Brook and Bradford Creek communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan, or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(3) The loan secured by the Crestmark community may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loan is prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium shall be 1% of the unpaid principal balance of the note. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(4) The loan secured by Addison Place Phase I includes interest only payments for the first year of $55,021 per month. Beginning with the December 2000 payment, the principal and interest payments will be $62,885 per month.

POSSIBLE ADDITIONAL COMMUNITIES TO BE DEVELOPED

         From time to time Roberts Properties plans the development of other apartment communities to be located on property owned by Roberts Properties or other affiliates of Mr. Roberts, or on property that one of those entities is interested in acquiring. Mr. Roberts may elect to raise the required equity by syndicating a limited partnership. Alternatively, we may seek to raise the equity required to purchase and develop the community by selling shares. If Mr. Roberts elects to raise equity through a limited partnership, Mr. Roberts may seek to cause the partnership to be merged into the operating partnership at a later date. A transaction of that nature would require the consent of a majority in interest of the limited partners of the partnership and of a majority of the disinterested members of our board of directors, and we can give no assurances regarding whether Mr. Roberts will ultimately determine to seek a merger in that manner, or whether such a merger would in fact be approved by the requisite majority in interest of limited partners in the partnership and by a majority of the disinterested members of the Board.

         As described above in "Part I, Item 1, Description of Business - Growth Strategies - Development Strategy," three other multifamily apartment communities that are anticipated to total 853 apartment homes are in the development or construction stage.

OTHER REAL ESTATE ASSETS

         The operating partnership sold its two retail centers totaling 15,698 square feet on July 17, 1998 for $2,400,000 in cash resulting in a gain, net of minority interest, of $300,000. Net sales proceeds were $2,182,000, after deducting for closing costs and prorations of $218,000. We reinvested the net proceeds in new apartment communities. The purchaser was unaffiliated with us, and the transaction was negotiated at arms-length. The net book value of the property was $1,715,000 at June 30, 1998. We paid Roberts Properties $92,500 for consulting fees in connection with the sale. The retail centers together composed less than 1% of our assets and generated less than 2% of our gross revenues for 1998.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither Roberts Realty, the operating partnership, nor the communities are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The common stock began trading on the American Stock Exchange, or AMEX, on December 9, 1997 under the symbol "RPI." Before that date there was no established public trading market for the common stock. The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX, as well as the quarterly dividends declared per share:

                                                                                             Dividends
                           Quarter Ended                      High              Low          Declared
                           -------------                     -------          -------        ---------
                           1998

                           First Quarter                     $9.4375          $8.2500        $0.1425
                           Second Quarter                     9.0000           8.2500         0.1450
                           Third Quarter                      8.9375           7.3750         0.1450
                           Fourth Quarter                     7.8750           7.0625         0.1450

                           1999

                           First Quarter                     $7.6250          $7.1250        $0.1500
                           Second Quarter                     7.7500           7.2500         0.1500
                           Third Quarter                      8.5000           7.5000         0.6500 *
                           Fourth Quarter                     7.8125           7.3125         0.1350

         * Includes a special dividend of $0.50 per share.

         On March 1, 2000 there were approximately 900 holders of record of the common stock.

         As of March 1, 2000, we had 4,840,075 shares outstanding. In addition, 2,563,691 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in "Part I, Item 1, Description of Business The Operating Partnership." There is no established public trading market for the units. As of March 1, 2000, the operating partnership had 319 unitholders of record.

         We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of the board of directors and will be equal in amount for each unit and share. We and the operating partnership declared quarterly distributions for 1999 that totaled $1.085 per share/unit per annum (including a special distribution of $0.50 per share/unit in August 1999 as a result of the sale of our Bentley Place community) and for 1998 that totaled $0.5775 per share/unit per annum. Approximately 11.39% of those 1999 distributions represented ordinary income, 19.70% represented capital gain and the remaining 68.91% represented a return of capital.

         We elected to become a REIT beginning with the partial year ended December 31, 1994. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 95% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet those distribution requirements.

         During the fourth quarter of 1999, we issued a total of 7,571 shares of restricted common stock to seven employees as incentive compensation. The restrictions on transfer lapse at specified dates ranging between three and four years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

OPERATING DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                           ------------------------
                                                                           1999       1998         1997         1996      1995
                                                                         --------    -------     --------     --------    -------
OPERATING DATA:
Revenues:
   Rental operations                                                     $ 18,163    $ 16,521    $ 16,831    $  14,651    $ 6,677
   Other operating income                                                   1,221         833         741          546        289
                                                                         --------    --------    --------     --------    -------

     Total revenues                                                        19,384      17,354      17,572       15,197      6,966
                                                                         --------    --------    --------     --------    -------

Expenses:
   Property operating and maintenance expense (exclusive of
     depreciation and amortization) (1)                                     6,688       6,192       5,504        5,091      2,207
   Depreciation of real estate assets                                       5,529       5,017       5,708        4,974      2,326
   Management fees to related party (2)                                         0           0         211          760        347
   Interest expense                                                         5,244       4,555       4,670        3,724      2,006
   Interest income                                                           (159)       (384)       (395)        (353)      (277)
   Amortization of deferred financing costs                                   219         139         122          141        178
   Other amortization expense                                                  11          52          65           67         69
   General and administrative                                               1,964       1,727       1,714          926        430
   Acquisition of Roberts Properties Management, LLC (3)                        0           0       5,900            0          0
   Loss on disposal of assets                                                  81          94         156            0          0
                                                                         --------    --------    --------     --------    -------

     Total expenses                                                        19,577      17,392      23,655       15,330      7,286
                                                                         --------    --------    --------     --------    -------

   LOSS BEFORE MINORITY INTEREST, GAINS ON SALE OF
     REAL ESTATE ASSETS, AND EXTRAORDINARY ITEMS                             (193)        (38)     (6,083)        (133)      (320)
   MINORITY INTEREST OF UNITHOLDERS
     IN THE OPERATING PARTNERSHIP                                              70          15       2,646           52        141
                                                                         --------    --------    --------     --------    -------

   LOSS BEFORE GAINS ON SALE OF REAL ESTATE
     ASSETS AND EXTRAORDINARY ITEMS                                          (123)        (23)     (3,437)         (81)      (179)
   GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
     of unitholders in the operating partnership                            1,023       1,218       1,012            0          9
                                                                         --------    --------    --------     --------    -------

   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                   900       1,195      (2,425)         (81)      (170)
   EXTRAORDINARY ITEMS, loss on early extinguishment of debt, net
     of minority interest of unitholders in the operating partnership (4)    (184)       (487)       (184)         (99)      (102)
                                                                         --------    --------    --------     --------    -------

   Net income (loss)                                                     $    716    $    708    $ (2,609)   $    (180)   $  (272)
                                                                         ========    ========    ========     ========    =======

   INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
     Income (loss) before extraordinary items                            $   0.19    $   0.26    $  (0.58)   $   (0.02)   $ (0.08)
     Extraordinary items                                                    (0.04)      (0.11)      (0.04)       (0.03      (0.05)
                                                                         --------    --------    --------     --------    -------
     Net income (loss)                                                   $   0.15    $   0.15    $  (0.62)   $   (0.05    $ (0.13)
                                                                         ========    ========    ========     ========    =======

   Dividends declared (5)                                                $ 1.0850    $ 0.5775    $ 0.5760    $  0.4813        N/A
                                                                         ========    ========    ========     ========    =======

                                                                      1999        1998        1997         1996         1995
                                                                   ---------   ---------   ---------     --------    ---------
   BALANCE SHEET DATA:
     Real estate assets, before accumulated depreciation           $ 128,898   $ 122,830   $ 111,778     $110,800    $  74,243
     Real estate assets, net of accumulated depreciation             107,869     105,916      98,337      101,885       70,303
     Total assets                                                    127,078     125,090     118,350      116,815       77,324
     Total debt                                                       88,850      79,973      67,951       63,342       44,019
     Minority interest of unitholders in the operating partnership    12,013      15,579      18,861       19,322       13,873
     Shareholders' equity                                             22,310      26,526      26,697       29,226       17,728


   OTHER DATA:
     Cash flow provided from (used in):
       Operating activities                                        $   5,917   $   5,295   $   5,469     $  5,567    $   1,799
       Investing activities                                           (7,003)    (18,235)     (1,537)     (16,309)     (21,119)
       Financing activities                                           (1,347)      9,929          23       12,500       19,716
                                                                   ---------   ---------   ---------     --------    ---------
     Net increase (decrease) in cash and cash equivalents             (2,433)     (3,011)      3,955        1,758          396
     Cash and cash equivalents, beginning of year                      4,106       7,117       3,162        1,404        1,008
     Cash and cash equivalents, end of year                            1,673       4,106       7,117        3,162        1,404

     Funds from operations (6)                                         5,417       5,114       5,746        4,908        2,075

     Weighted average common shares outstanding - basic            4,737,008   4,638,265   4,187,013    3,799,567    2,023,358
     Weighted average common shares outstanding - diluted          7,448,757   7,547,978   7,404,323    6,244,513    3,617,320

     Total stabilized communities (at end of year)                         9           9           9            9            7
     Total stabilized apartments (at end of year)                      1,779       1,778       1,756        1,731        1,366
     Average physical occupancy (stabilized communities) (7)           93.7%       96.3%       95.4%        97.2%        99.0%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes include an adjustment of $588,000 in 1997 to reduce estimated property tax accruals for two properties that received favorable tax assessments).
(2) Because we acquired Roberts Properties Management, LLC on April 1, 1997, we paid no management fees to a related party after April 1, 1997; however, we incurred additional general and administrative expenses as a result of managing our properties internally.
(3) On April 1, 1997, we acquired Roberts Management, the property management company that managed our multifamily apartment communities since our inception. The operating partnership issued 590,000 units valued at $10.00 per unit or $5,900,000 to purchase Roberts Management. We manage our own properties using Roberts Management's property management systems and the property management personnel formerly employed by Roberts Management. Although we no longer pay 5% of gross property revenues to Roberts Management for property management services, we do bear the actual overhead cost of managing the properties internally. Because Roberts Management, a related party, managed only properties we owned, the transaction was accounted for as the settlement of a contract and expensed for the year ended December 31, 1997.
(4) The extraordinary items resulted from costs associated with the early extinguishment of indebtedness. The extraordinary items have been reduced by the portion related to the minority interest of the unitholders.
(5) We began paying dividends and distributions on our common stock and units beginning on April 15, 1996.
(6) Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the NAREIT definition of FFO, which was adopted for periods beginning after January 1, 1996. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders.
(7) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC, including the "Risk Factors" section of the prospectus included in our Registration Statement on Form S-3 (Registration number 333-82453), as declared effective by the SEC on August 2, 1999. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Disclosure Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect actual outcomes.

OVERVIEW

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At December 31, 1999, we owned nine completed multifamily apartment communities, of which eight were stabilized, consisting of 1,779 apartment homes.

         As part of our business plan and growth strategy, we sold our 117-unit Bentley Place community in August 1999, our 232-unit Windsong community in January 1998, and our 207-unit Autumn Ridge community in August 1997. Our decision to sell these three communities was based on their age and locations in markets that are not included in our long-term growth strategy. In July 1998, we sold our two small retail centers because we decided to exit all businesses not related to the long-term ownership of high quality apartment homes.

         In June 1998, we used the equity from the sale of Windsong and cash to purchase three separate parcels of land for $11.3 million. We are developing and building three new multifamily communities totaling 971 apartment homes, of which 118 apartment homes were completed during the fourth quarter of 1999. The 853 apartment homes under development or construction will increase the size of our portfolio 48% from 1,779 to 2,632 apartment homes. One of our new communities under construction is located in Charlotte, North Carolina, and is the first step in our diversification strategy. The other two communities are located in north Atlanta. We began construction of the 285-unit second phase of Addison Place Phase II during the third quarter of 1999, and we expect to commence construction of a 249-unit apartment home community located in north Atlanta during the second quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         For the year ended December 31, 1999, we recorded net income of $716,000 or $0.15 per share compared to net income of $708,000 or $0.15 per share for the year ended December 31, 1998 and a net loss of $2,609,000 or $0.62 per share for the year ended December 31, 1997. The $8,000 increase in net income from $708,000 in 1998 to $716,000 in 1999 is due primarily to the following:

         (a) the start of leasing operations at Addison Place Phase I in April 1999;

         (b) the completion of the initial lease-up phase at Bradford Creek in August 1998 and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998;

         (c) a $307,000 increase in water revenue from $50,000 in 1998 to $357,000 in 1999;

                  offset by:

         (d) the gain on the sale of Bentley Place in August 1999 compared to the gains on the sales of Windsong and the two retail centers in 1998;

         (e)      higher interest expense due to:

                  -        the permanent financing of Bradford Creek in June
                           1998;
                  - the refinancing of Rosewood Plantation for a higher loan amount in June 1998;
                  - the refinancing of Plantation Trace for a higher loan amount in September 1998;
                  - the refinancing of Crestmark for a higher loan amount in September 1998;
                  - construction loan interest on the Addison Place Townhomes in 1999;
                  - and the permanent financing of the Addison Place Townhomes in October 1999;

         (f)      higher general and administrative costs;

         (g)      increased depreciation expense; and

         (h) the decline in average stabilized occupancy from 96.3% in 1998 to 93.7% in 1999.

The increase in net income of $3,317,000 from a net loss of $2,609,000 in 1997 to net income of $708,000 in 1998 is due primarily to the following:

         (a) the April 1, 1997 acquisition of Roberts Management, an affiliate owned by Mr. Roberts;

                  offset by:

         (b) the gains on the sales of Windsong and the two retail centers compared to the gain on the sales of Autumn Ridge in August 1997; and

         (c) the completion of the initial lease-up phase at Ivey Brook in July 1997 and the second phase of Crestmark in August 1997, versus the completion of the initial lease-up phase at Bradford Creek in August 1998 and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998; and

         (d) an increase in average stabilized occupancy from 95.4% to 96.3%.

Our operating performance for all communities is summarized in the following table:

                                               YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
    (dollars in thousands)                  ------------------------------   ----------------------------
                                                                      %                               %
                                             1999        1998      CHANGE     1998       1997      CHANGE
                                            -------    -------    --------   -------   -------     ------
Total operating revenues                    $19,384    $17,354      11.7%    $17,354    $17,572     (1.2%)
Property operating expenses (1)             $ 6,688    $ 6,192       8.0%    $ 6,192    $ 6,092      1.6%
Management fees paid to related party (2)   $     0    $     0       0.0%    $     0    $   211   (100.0%)
General and administrative expenses         $ 1,964    $ 1,727      13.7%    $ 1,727    $ 1,714      0.8%
Net operating income (3)                    $12,696    $11,162      13.7%    $11,162    $11,480     (2.8%)
Depreciation of real estate assets          $ 5,529    $ 5,017      10.2%    $ 5,017    $ 5,708    (12.1%)
Average stabilized occupancy (4)               93.7%      96.3%     (2.6%)      96.3%      95.4%     0.9%
Operating expense ratio (5)                    34.5%      35.7%     (1.2%)      35.7%      34.7%     1.0%

---------------
(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes excludes an adjustment of $588,000 in 1997 to reduce estimated property tax accruals for two properties that received favorable tax assessments).

(2) Because we acquired Roberts Management on April 1, 1997, we paid no management fees to a related party after March 31, 1997; however, we incurred additional general and administrative expenses as a result of managing our properties internally.
(3) Net operating income is equal to total operating revenues minus property operating expenses.
(4) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following: (a) Highland Park beginning March 1, 1996, Ivey Brook beginning August 1, 1997, the second phase of Crestmark beginning September 1, 1997, the second phase of Preston Oaks beginning August 1, 1998, Bradford Creek beginning September 1, 1998 and the second phase of Plantation Trace beginning December 1, 1998, which are the dates each community achieved stabilized occupancy; (b) Autumn Ridge only through August 26, 1997, which is the date the property was sold, (c) Windsong only through January 9, 1998, which is the date the property was sold, and (d) Bentley Place only through August 23, 1999, which is the date the property was sold.
(5) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our 1999 same-property operating performance, when compared to 1998, includes a 4.2% increase in operating revenues, a 5.6% increase in net operating income, a 0.6% decrease in average occupancy from 95.5% to 94.9%, and a 3.6% decline in our lease renewal percentage. Same-property results for the seven communities that were fully stabilized during both years ended December 31, 1999 and 1998 (Crestmark, Highland Park, Ivey Brook, River Oaks, Rosewood Plantation, and the first phases of Plantation Trace, and Preston Oaks) are summarized in the table below.

         Our 1998 same-property operating performance, when compared to 1997, includes a 4.6% increase in operating revenues, a 1.0% increase in net operating income, a 2.0% increase in average occupancy from 94.2% to 96.2%, and a 4.0% increase in our lease renewal percentage. Same-property results for the seven communities that were fully stabilized during both years ended December 31, 1998 and 1997 (Bentley Place, Highland Park, River Oaks, Rosewood Plantation, and the first phases of Crestmark, Plantation Trace, and Preston
Oaks) are summarized in the following table:

                                                          YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
    (dollars in thousands)                        -----------------------------------      -------------------------------------
                                                                                 %                                          %
                                                   1999          1998          CHANGE       1998          1997           CHANGE
                                                  -------       -------        ------      -------       -------         ------
   Rental income                                  $14,441       $14,149         2.1%       $12,817       $12,239           4.7%
   Total operating revenues                       $15,402       $14,785         4.2%       $13,267       $12,678           4.6%
   Property operating expenses (1)                $ 5,255       $ 5,180         1.4%       $ 4,702       $ 4,194          12.1%
   Management fees paid to related party (2)      $     0       $     0         0.0%       $     0       $   160        (100.0%)
   Net operating income (3)                       $10,147       $ 9,605         5.6%       $ 8,565       $ 8,484           1.0%
   Average stabilized occupancy (4)                  94.9%         95.5%       (0.6%)         96.2%         94.2%          2.0%
   Operating expense ratio (5)                       34.1%         35.0%       (0.9%)         35.4%         33.1%          2.3%
   Average monthly rent per apartment home        $   920       $   895         2.8%       $   879       $   856           2.7%
   Lease renewal percentage (6)                      55.7%         59.3%       (3.6%)         62.6%         58.6%          4.0%

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses (real estate taxes excludes an adjustment of $588,000 in 1997 to reduce estimated property tax accruals for two properties that received favorable tax assessments).
(2) Because we acquired Roberts Management on April 1, 1997, we paid no management fees to a related party after March 31, 1997; however, we incurred additional general and administrative expenses as a result of managing our properties internally.
(3) Net operating income is equal to total operating revenues minus property operating expenses.
(4) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(5) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

6) Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

           The following discussion compares our statements of operations for the years ended December 31, 1999, 1998 and 1997.

           Property operating revenue increased $2,030,000 or 11.7% from $17,354,000 for the year ended December 31, 1998 to $19,384,000 for the year ended December 31, 1999. The increase in operating revenue is due primarily to the following:

         (a) the start of leasing operations at Addison Place Phase I in April 1999;

         (b) the completion of the initial lease-up phase at Bradford Creek in August 1998 and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998;

         (c) a $617,000 or 4.2% increase in same-property operating revenue; and

         (d) a $307,000 increase in water revenue from $50,000 in 1998 to $357,000 in 1999; $255,000 of the $307,000 increase is attributable to the seven properties that were stabilized during both 1998 and 1999;

                  offset by:

         (e) the sale of the two retail centers in 1998 compared to the sale of Bentley Place in 1999; and

         (f) decreased average physical occupancy from 96.3% in 1998 to 93.7% in 1999.

         Property operating revenue decreased $218,000 or 1.2% from $17,572,000 for the year ended December 31, 1997 to $17,354,000 for the year ended December 31, 1998. The decrease in operating revenue is due primarily to the following:

         (a) the sales of Autumn Ridge in August 1997, Windsong in January 1998, and the two retail centers in July 1998;

                  offset by:

         (b) a 4.6% increase in same-property revenue, which is due to an increase in occupancy from 94.2% to 96.2% along with a 2.7% increase in the average monthly rent per apartment home from $856 to $879 per month; and

         (c) the lease-up of Bradford Creek and the second phases of Preston Oaks and Plantation Trace during 1998.

         During 1998, we implemented a program to bill residents for their individual water consumption. We completed the installation of water-metering equipment in the fourth quarter of 1998 at a total cost of $377,000. Water revenues were $50,000 during 1998 and $357,000 during 1999. We expect to install water-metering equipment in all new apartment homes we develop.

         Property operating expenses (excluding depreciation and general and administrative expenses) increased $496,000 or 8.0% from $6,192,000 for the year ended December 31, 1998 to $6,688,000 for the year ended December 31, 1999. The increase in property operating expenses is due primarily to the following:

         (a) the start of leasing operations at Addison Place Phase I in April 1999;

         (b) the completion of the initial lease-up phase at Bradford Creek in August 1998 and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998;

         (c) a $75,000, or 1.4% increase in same-property operating expenses;

                  offset by:

         (d) the sales of Bentley Place in 1999 and the two retail centers in 1998.

         Property operating expenses (excluding depreciation, general and administrative expenses, management fees, and a $588,000 favorable real estate tax adjustment) increased $100,000 or 1.6% from $6,092,000 for the year ended December 31, 1997 to $6,192,000 for the year ended December 31, 1998. The increase in property operating expenses is due primarily to the following:

         (a) the sales of Autumn Ridge in August 1997, and Windsong in January 1998 and the two retail centers in July 1998;

                  offset by:

         (b) the start of property operations at Bradford Creek and the second phases of Preston Oaks and Plantation Trace, all of which were first leased-up in 1998; and

         (c) a 12.1% increase in same-property expenses due primarily to higher personnel and maintenance costs.

         General and administrative expenses increased $237,000 or 13.7% from $1,727,000 for the year ended December 31, 1998 to $1,964,000 for the year ended December 31, 1999 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The increase is due primarily to increased personnel costs including amortization of restricted stock, accounting and tax fees related to the registration statement we filed with the SEC that became effective in August 1999, expenses of SEC and other shareholder reports, marketing, and directors fees. General and administrative expenses as a percentage of operating revenues increased from 10.0% for the year ended December 31, 1998 to 10.1% for the year ended December 31, 1999.

         General and administrative expenses increased $13,000 or 0.8% from $1,714,000 for the year ended December 31, 1997 to $1,727,000 for the year ended December 31, 1998. The increase is due primarily to increased personnel costs due to the acquisition of Roberts Management, offset by a reduction in accounting and tax fees, legal, and marketing fees, and the initial fee paid to list our common stock on the American Stock Exchange. General and administrative expenses as a percentage of operating revenues increased from 9.8% for the year ended December 31, 1997 to 10.0% for the year ended December 31, 1998.

         Depreciation expense increased $512,000 or 10.2% from $5,017,000 for the year ended December 31, 1998 to $5,529,000 for the year ended December 31, 1999. The increase is due primarily to the completion of construction of Bradford Creek and the second phases of Preston Oaks and Plantation Trace in 1998 and the completion of construction of the first phase of Addison Place in 1999, offset by the sale of the two retail centers in 1998 and the sale of Bentley Place in 1999.

         Depreciation expense decreased $691,000 or 12.1% from $5,708,000 for the year ended December 31, 1997 to $5,017,000 for the year ended December 31, 1998. The decrease is due primarily to the sales of Autumn Ridge in 1997 and Windsong in 1998, offset by depreciation from the communities leased-up in 1998 (because depreciation expense is recorded as apartment homes are completed and available for occupancy).

         On April 1, 1997, we acquired Roberts Management, the property management company that had managed our multifamily apartment communities since our inception. Because Roberts Management, a related party, managed only the properties we owned, we accounted for the transaction as the settlement of a contract and showed it as an expense for the year ended December 31, 1997.

         Interest expense increased $689,000 or 15.1% from $4,555,000 for the year ended December 31, 1998 to $5,244,000 for the year ended December 31, 1999. The increase is due primarily to:

         (1) the financing of Bradford Creek in June 1998 and the first phase of Addison Place in October 1999,

         (2) the refinancing of the mortgage loan secured by the Rosewood Plantation community in June 1998 for a higher loan amount, and

         (3) the refinancing of the mortgage loans secured by the Plantation Trace and Crestmark communities in September 1998, each for higher loan amounts, offset by the mortgage note that we repaid when we sold Bentley Place in 1999.

         Interest expense decreased $115,000 or 2.5% from $4,670,000 for the year ended December 31, 1997 to $4,555,000 for the year ended December 31, 1998. The decrease is due primarily to the mortgage notes that we repaid when we sold Autumn Ridge in 1997 and Windsong in 1998, offset by:

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

         On August 26, 1997, we completed the sale of the 207-unit Autumn Ridge community for $10,601,000 in cash. The sale resulted in a gain, net of minority interest, of $1,012,000. Net sales proceeds were $5,045,000 after deduction for loan repayment, closing costs and prorations. The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with us, and the transaction was negotiated at arms-length. We paid Roberts Properties a consulting fee of $150,000 at closing.

         On January 9, 1998, we completed the sale of the Windsong community for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000, closing costs of $458,000, and prorations of $139,000. We paid Roberts Properties a consulting fee of $288,000 at closing. We reinvested the net cash proceeds from the sale of Windsong in undeveloped land in June 1998 as part of a Section 1031 tax-deferred exchange.

         On July 17, 1998, we completed the sale of two retail centers for $2,400,000 in cash resulting in a gain, net of minority interest, of $300,000. Net sales proceeds were $2,182,000, after deducting for closing costs of $183,000 and prorations of $35,000. We paid Roberts Properties a consulting fee of $92,500 at closing.

         On August 23, 1999, we sold the Bentley Place community for $8,273,000 in cash resulting in a gain, net of minority interest, of $1,023,000. Net sales proceeds were $3,726,000 after deduction for loan repayment, including prepayment fee, of $4,166,000, and closing costs, accrued interest, and prorations totaling $381,000. Partnership profits interests of $242,000 were paid to Roberts Properties under the amended partnership agreement of the operating partnership. We used the remaining net sales proceeds of $3,484,000 to fund a special distribution to shareholders and unitholders on August 30, 1999. Unamortized loan cost of $93,000 and a prepayment fee of $198,000 payable at closing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of debt) for the year ended December 31, 1999 was $291,000 (including the minority interests' share of $107,000).

         We refinanced the mortgage notes payable secured by the Rosewood Plantation and Crestmark communities in June and September 1998, respectively, before their contractual maturity. We charged the yield maintenance fee and the unamortized loan costs related to the mortgage notes payable at the time of the refinancing to expense as an extraordinary item. The extraordinary item (early extinguishment of debt), including the extraordinary gain of $110,000 on the buyer's assumption of debt related to the sale of Windsong, for the year ended December 31, 1998 was $792,000 (including the minority interests' share of $305,000).

         We repaid the mortgage note payable secured by Autumn Ridge in full at the closing of the sale of Autumn Ridge in August 1997, before its contractual maturity. We charged unamortized loan costs of $73,000 and a yield maintenance fee of $252,000 payable at the closing of the sale to expense as an extraordinary item. The extraordinary item (early extinguishment of debt) for the year ended December 31, 1997 was $325,000 (including the minority interests' share of $141,000).

LIQUIDITY AND CAPITAL RESOURCES

         Comparison of Years Ended December 31, 1999, 1998 and 1997. Cash and cash equivalents decreased $2,433,000 from $4,106,000 as of December 31, 1998 to $1,673,000 as of December 31, 1999. The decrease was due to a decrease in cash provided by financing activities, offset by an decrease in cash used in investing activities and an increase in cash provided by operating activities. Cash and cash equivalents decreased $3,011,000 from $7,117,000 as of December 31, 1997 to $4,106,000 as of December 31, 1998. The decrease was due to an increase in cash used in investing activities and a decrease in cash provided by operating activities, offset by an increase in cash provided by financing activities.

         A primary source of liquidity for us is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to those apartment homes. Net cash provided by operating activities increased $622,000 from $5,295,000 during 1998 to $5,917,000 during 1999. The increase in cash flow from operations is due primarily to additional cash flow from the communities leased-up in 1998 and the commencement of leasing operations at the first phase of Addison Place in 1999, offset by the sales of the two retail centers in 1998, and Bentley Place in 1999. Net cash provided by operating activities decreased $174,000 from $5,469,000 during 1997 to $5,295,000 during 1998. The decrease in cash flow from operations is due primarily to the sales of Autumn Ridge and Windsong, offset by additional cash flow from the communities leased-up in 1998. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities decreased $11,232,000 from $18,235,000 during 1998 to $7,003,000 during 1999. This decrease is due primarily to the following:

         (a) the purchase of three separate parcels of land for $11,359,000 in 1998; and

         (b) construction costs of $12,915,000 in 1999 related to the first and second phases of Addison Place, Bradford Creek, and the second phase of Plantation Trace, compared to construction costs of $13,913,000 in 1998 related to Bradford Creek, the second phases of Preston Oaks and Plantation Trace, and the first phase of Addison Place;

                  offset by:

         (c) proceeds of $7,918,000 from the sale of Bentley Place in 1999 compared to proceeds of $7,521,000 in 1998 in from the sales of Windsong and the two retail centers.

         Net cash used in investing activities increased $16,698,000 from $1,537,000 during 1997 to $18,235,000 during 1998. This increase is due primarily to the following:

         (a) the purchase of three separate parcels of land for $11,359,000 in 1998; and

         (b) construction costs of $13,913,000 in 1998 related to Bradford Creek, the second phases of Preston Oaks and Plantation Trace, and the first phase of Abbotts Bridge, compared to construction costs totaling $10,519,000 in 1997 related to Ivey Brook, the second phase of Crestmark, and the start of construction at Bradford Creek;

                  offset by:

         (c) proceeds totaling $7,521,000 in 1998 from the sales of Windsong and the two retail centers compared to proceeds of $10,330,000 from the sale of Autumn Ridge in 1997.

         Net cash provided by (used in) financing activities decreased $11,276,000 from $9,929,000 of net cash provided in 1998 to $1,347,000 of net cash used during 1999. This decrease is due primarily to the following:

         (a) the closing of a $9,500,000 loan in October 1999 on Addison Place Phase I with a fixed interest rate of 6.95% per annum and a term of ten years, which provided net cash proceeds of $1,321,000 after paying off the construction loan ($8,019,000) and accrued interest ($38,000); the $1,321,000 net proceeds will be used to pay the balance of construction costs; the lender required us to obtain a letter of credit in the amount of $843,000 until the property obtains 95% physical occupancy (at December 31, 1999, the physical occupancy of the property was 55.9%.);

         (b) the closing of a $3,000,000 land loan secured by Addison Place Phase II with a variable interest rate of LIBOR plus 150 basis points, a one-year term, which provided net cash proceeds of $2,977,000; the proceeds will be used to fund the initial construction of the second phase of Addison Place;

         (c) net borrowings of $1,235,000 from the $2,000,000 line of credit;

                  offset by:

         (d) the closing of an $8,400,000 loan in June 1998 on Bradford Creek with a fixed interest rate of 7.15% per annum and a term of ten years, which provided net cash proceeds of $8,282,000;

         (e) the refinancing of a $6,317,000 loan on Rosewood Plantation in June 1998 for $8,100,000 with a fixed interest rate of 6.62% per annum (compared with 7.38% per annum on the old loan), a term of ten years, which provided net cash proceeds of $1,474,000;

         (f) the refinancing of a $7,686,000 loan on Plantation Trace in September 1998 for $11,900,000 (which included the 50-unit second phase of Plantation Trace), with a fixed interest rate of 7.09% per annum (compared with 7.75% per annum on the old loan), a term of ten years, which provided net cash proceeds of $3,092,000; an additional $150,000 was escrowed by lender until completion of construction of the additional amenities, which occurred during the second quarter of 1999;

         (g) the refinancing of two loans totaling $13,520,000 on Crestmark in September 1998; the new loan amount is $16,000,000 with a fixed interest rate of 6.57% per annum (compared with 7.54% per annum on the old loans), a term of ten years, and net cash proceeds of $1,680,000; and

         (h) an increase of $3,826,000 in dividends and distributions paid, from $4,322,000 during 1998 to $8,148,000 during 1999.

         Net cash provided by financing activities increased $9,906,000 from $23,000 during 1997 to $9,929,000 during 1998. This increase is due primarily to the following:

         (a) the closing of an $8,400,000 loan in June 1998 on Bradford Creek with a fixed interest rate of 7.15% per annum and a term of ten years, which provided net cash proceeds of $8,282,000;

         (b) the refinancing of an existing $6,317,000 loan on Rosewood Plantation in June 1998 for $8,100,000 with a fixed interest rate of 6.62% per annum (compared with 7.38% per annum on the old loan) and a term of ten years, which provided net cash proceeds of $1,474,000;

         (c) the refinancing of an existing $7,686,000 loan on Plantation Trace in September 1998 for $11,900,000 (which included the 50-unit second phase of Plantation Trace), with a fixed interest rate of 7.09% per annum (compared with 7.75% per annum on the old loan) and a term of ten years, which provided net cash proceeds of $3,092,000; an additional $150,000 was escrowed by lender until completion of construction of the additional amenities, which occurred during the second quarter of 1999;

         (d) the refinancing of two existing loans totaling $13,520,000 on Crestmark in September 1998; the new loan amount is $16,000,000 with a fixed interest rate of 6.57% per annum (compared with 7.54% per annum on the old loans) and a term of ten years, which provided net cash proceeds of $1,680,000; and

         (e) an increase of $234,000 in dividends and distributions paid, from $4,088,000 during 1997 to $4,322,000 during 1998;

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

         Existing Debt Structure. The following facts highlight our existing debt structure:

         (a)      each of our nine communities is financed with fixed-rate debt;

         (b) the average interest rate for all nine communities is 6.98% per annum as of December 31, 1999;

         (c)      no debt is scheduled to mature before October 2002;

         (d)      the average term to maturity is eight years; and

         (e) debt principal will amortize at a rate of approximately $927,000 per year.

         The following table summarizes the debt for each of our nine communities:

                                         FIXED INTEREST                             PRINCIPAL
                                           RATE AS OF                              OUTSTANDING
                                            12/31/99             MATURITY           12/31/99
                                         --------------          ---------         ------------
         Addison Place Phase I                 6.95%              11/15/09       $    9,500,000
         Bradford Creek                        7.15%              06/15/08            8,273,000
         Crestmark                             6.57%              10/01/08           15,778,000
         Highland Park                         7.30%              02/15/03            7,844,000
         Ivey Brook                            7.14%              02/15/07            6,228,000
         Plantation Trace                      7.09%              10/15/08           11,760,000
         Preston Oaks                          7.21%              10/15/02            8,313,000
         River Oaks                            7.15%              11/15/03            8,946,000
         Rosewood Plantation                   6.62%              07/15/08            7,973,000
                                                                                      ---------

                                                                                 $   84,615,000
                                                                                 ==============

         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2009 as summarized below:

                                2002            $    8,025,000
                                2003                16,057,000
                                2007                 5,570,000
                                2008                38,232,000
                                2009                 8,387,000
                                                     ---------

                               Total            $   76,271,000
                                                ==============

         Because we anticipate that only a small portion of the principal of that indebtedness will be repaid before maturity and that we will not have funds on hand sufficient to repay that indebtedness, it will be necessary for us to refinance that debt through (a) debt financing collateralized by mortgages on individual communities or groups of communities and/or (b) equity offerings.

         During the quarter ended December 31, 1999, we completed construction on the 118-unit Addison Place Phase I, located in north Atlanta. We funded Phase I with the proceeds from mortgage loan financings, operating cash, and a $9,500,000 construction loan. We repaid the $8,019,000 outstanding on the construction loan plus accrued interest of $38,000 upon closing a $9,500,000 permanent loan secured by Addison Place Phase I on October 25, 1999. We will use the balance of the proceeds to pay the remaining construction costs. Because the property was less than 95% occupied at closing, the lender required us to obtain an $843,000 letter of credit secured by an equal amount of cash. The permanent loan includes a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The first 12 payments are interest-only payments of $55,021 per month.

         During the quarter ended June 30, 1999, we started construction on Addison Place Phase II. Phase II will consist of 285 apartment homes, and we expect occupancy to begin in the third quarter of 2000. We began construction on a 319-unit community in Charlotte during the fourth quarter of 1999 and expect to start construction of a 249-unit community located in north Atlanta in the second quarter of 2000. We paid cash for the land for these three new communities, and we expect to fund the cost of construction with construction loans. We are in the process of obtaining construction loans, and we do not expect to begin substantial construction until construction loans are secured.

         We obtained a $2,000,000 revolving line of credit in June 1999 to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of LIBOR + 150 basis points. At December 31, 1999, $1,235,000 was outstanding under the line.

         We and some of our non-owned affiliates have a $35,000,000 advised guidance line with Bank of America, N.A. for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or the prime rate, at our option, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at Bank of America's discretion in accordance with normal loan approval procedures. At December 31, 1999, no amount was outstanding under the guidance line.

         We anticipate that each community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements generally through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short term and in the long term (greater than 12 months). We also expect to fund improvements and renovations at existing communities from property operations. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans.

STOCK REPURCHASE PLAN

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share. We repurchased 121,200 shares in 1999 at a total cost of $909,000. From October 1, 1998 through December 31, 1999, we repurchased 140,500 shares for $1,054,000.

REDEMPTIONS OF UNITS FOR CASH

         During the year ended December 31, 1999, we paid $28,000 to redeem 3,917 units from unitholders who resided outside the state of Georgia. From June 1, 1998 through February 3, 1999, we paid $150,000 to redeem 18,258 units from unitholders who resided outside the state of Georgia.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

         Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for Shareholders and unitholders. The following table reconciles net income (loss) to FFO (dollars in thousands).

                                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                                                              --------------------------------
                                                                          1999             1998              1997
                                                                       ---------        ---------         ---------
Net income (loss)                                                      $     716        $     708         $  (2,609)
Minority interest of unitholders in the operating partnership                (70)             (15)           (2,646)
Extraordinary item                                                           184              487               184
Amortization (real estate related)                                             0               41                65
Acquisition of Roberts Management                                              0                0             5,900
Loss on disposal of real estate - related assets                              81               94               156
Gain on sale of real estate assets                                        (1,023)          (1,218)           (1,012)
Depreciation expense                                                       5,529            5,017             5,708
                                                                       ---------        ---------         ---------
Funds From Operations                                                  $   5,417        $   5,114         $   5,746
                                                                       =========        =========         =========
Weighted average shares and units
         outstanding during the period                                 7,448,757        7,547,978         7,404,323

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for reporting and display of derivative instruments, hedges and their components. We will be required to adopt SFAS 133, amended by SFAS 137, on January 1, 2001. As of December 31, 1999, we had no derivative instruments or hedging activities and, therefore, we do not expect this statement to have a material effect on our financial position and results of operations.

INFLATION

         Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable us to seek increases in rents after the expiration of each lease. The short-term nature of these leases serves to reduce the risk to us of the adverse effects of inflation.

YEAR 2000 COMPUTER ISSUES

         The "Year 2000 problem" is a general term used to identify those computer programs or applications that are programmed to use a two-digit field, instead of a four-digit field, for the year component of a date. Those programs or applications which are programmed in this manner may recognize the year 2000 as the year 1900, thereby causing potential system failures or miscalculations, which could result in disruptions of normal business operations. We have experienced no problems in either our accounting or property management systems as a result of the year 2000, and amounts expensed to remedy year 2000 issues were not material.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

         - Unfavorable changes in market and economic conditions in Atlanta and Charlotte could hurt our occupancy and rental rates.

         - Increased competition in the Atlanta and Charlotte markets could limit our ability to lease our apartments homes or increase or maintain rents.

         - Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

         - Construction and lease-up risks inherent in our development of the Addison Place, Ballantyne and Old Norcross communities, and the other communities we may develop in the future, could adversely affect our financial performance.

         - We might not be able to obtain replacement financing to make balloon payments on our fixed-rate debt, or we might have to refinance our debt on less favorable terms.

         - Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

         - Our operations could be adversely affected if we lost key personnel, particularly Mr. Roberts.

         - We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

         - Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

      In addition, the market price of the common stock may from time to time fluctuate widely as a result of, among other things:

         -    our operating results;

         -    the operating results of other REITs, particularly apartment
              REITs; and

         - changes in the performance of the stock market in general.

      Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" section of the prospectus included in the S-3 Registration Statement filed on August 2, 1999.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the Consolidated Financial Statements. All of our long-term borrowings are under fixed rate instruments, and our line of credit rate and land loan rates are 150 basis points over the three-month LIBOR. We have determined that there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

The table below presents principal reductions and related weighted average interest rates by year of expected maturity for our debt obligations.

                                                                                                                 FAIR VALUE
                                                                                                                DECEMBER 31,
(DOLLARS IN THOUSANDS)         2000        2001         2002         2003         2004       THEREAFTER      TOTAL         2000
---------------------------------------------------------------------------------------------------------------------------------
Principal reductions in
mortgage notes               $  927       $1,084       $9,105       $16,922       $893       $55,684       $84,615       $84,615

Average interest rates         6.98%        6.98%        6.96%         6.88%      6.88%         6.85%         6.99%         6.99%

Principal reductions in      $1,235       $    0       $    0       $     0       $  0       $     0       $ 1,235       $ 1,235
line of credit

Principal reductions in      $3,000       $    0       $    0       $     0       $  0       $     0       $ 3,000       $ 3,000
land loan

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 14(a) and are filed as part of this annual report on the pages indicated.

                    Report of Independent Public Accountants (Arthur Andersen LLP).......................F-1

                    Consolidated Financial Statements and Schedule as of
                       December 31, 1999 and 1998 and for the Years Ended
                       December 31, 1999, 1998 and 1997:

                    Balance Sheets.......................................................................F-2

                    Statements of Operations.............................................................F-3

                    Statements of Shareholders' Equity...................................................F-4

                    Statements of Cash Flows.............................................................F-5

                    Notes to Financial Statements .......................................................F-6

                    Schedule III - Real Estate and Accumulated Depreciation..............................S-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

         As permitted by applicable rules of the SEC, some information required by Part III is omitted from this report because we will file a definitive proxy statement for our 2000 annual shareholders meeting under Regulation 14A not later than April 30, 2000.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS.

          The information required by this item is incorporated by reference from our definitive proxy statement.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from our definitive proxy statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from our definitive proxy statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference from our definitive proxy statement.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1. and 2. Financial Statements and Schedules.

         The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                                                       PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (Arthur Andersen LLP).........................................................F-1

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE AS OF DECEMBER 31, 1999 AND 1998
AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996:

                  Balance Sheets.......................................................................................F-2

                  Statements of Operations.............................................................................F-3

                  Statements of Shareholders' Equity...................................................................F-4

                  Statements of Cash Flows.............................................................................F-5

                  Notes to Financial Statements........................................................................F-6

                  Schedule III - Real Estate and Accumulated Depreciation..............................................S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2000

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                       DECEMBER 31,        DECEMBER 31,
ASSETS                                                                                     1999               1998
                                                                                        ---------           ---------
REAL ESTATE ASSETS - At cost:
   Land                                                                                 $  21,120           $  20,239
   Buildings and improvements                                                              96,124              91,407
   Furniture, fixtures and equipment                                                       11,654              11,184
                                                                                        ---------           ---------
                                                                                          128,898             122,830
   Less accumulated depreciation                                                          (21,029)            (16,914)
                                                                                        ---------           ---------

       Operating real estate assets                                                       107,869             105,916

   Land held for future development                                                         2,559               6,065
   Construction in progress and real estate under development                              12,393               7,035
                                                                                        ---------           ---------

       Net real estate assets                                                             122,821             119,016

CASH AND CASH EQUIVALENTS                                                                   1,673               4,106

RESTRICTED CASH                                                                             1,202                 470

DEFERRED FINANCING COSTS - Net of accumulated amortization of
   $425 and $246 at December 31, 1999 and, 1998, respectively                               1,031               1,095

OTHER ASSETS - Net                                                                            351                 403
                                                                                        ---------           ---------

                                                                                        $ 127,078           $ 125,090
                                                                                        =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Mortgage notes payable                                                               $  84,615           $  79,973
   Land note payable                                                                        3,000                   0
   Line of credit                                                                           1,235                   0
   Accounts payable and accrued expenses                                                    1,238               1,187
   Dividends and distributions payable                                                      1,010               1,092
   Due to affiliates (including retainage payable of $216 and $0 at
       December 31, 1999 and 1998, respectively)                                            1,214                 398
   Security deposits and prepaid rents                                                        443                 335
                                                                                        ---------           ---------

       Total liabilities                                                                   92,755              82,985
                                                                                        ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                              12,013              15,579
                                                                                        ---------           ---------

SHAREHOLDERS' EQUITY:
   Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares
       issued and outstanding                                                                  --                  --
   Common shares, $.01 par value, 100,000,000 shares authorized, 4,959,697 and
       4,764,037 shares issued at December 31, 1999 and 1998, respectively                     49                  47
   Additional paid-in capital                                                              25,354              29,335
   Less treasury shares, at cost (140,500 shares and 19,300 shares at
       December 31, 1999 and 1998, respectively)                                           (1,054)               (145)
   Unamortized deferred compensation                                                         (136)                (92)
   Accumulated deficit                                                                     (1,903)             (2,619)
                                                                                        ---------           ---------
         Total shareholders' equity                                                        22,310              26,526
                                                                                        ---------           ---------

                                                                                        $ 127,078           $ 125,090
                                                                                        =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                            1999              1998              1997
                                                                            ----              ----              ----

OPERATING REVENUES:
  Rental operations                                                     $    18,163       $    16,521       $    16,831
  Other operating income                                                      1,221               833               741
                                                                        -----------       -----------       -----------

       Total operating revenues                                              19,384            17,354            17,572
                                                                        -----------       -----------       -----------

OPERATING EXPENSES:
  Personnel                                                                   1,785             1,777             1,661
  Utilities                                                                   1,301             1,178             1,194
  Repairs, maintenance and landscaping                                        1,180             1,090             1,124
  Real estate taxes                                                           1,574             1,393               724
  Management fees to related party                                                0                 0               211
  Marketing, insurance and other                                                848               754               801
  General and administrative expenses                                         1,964             1,727             1,714
  Depreciation expense                                                        5,529             5,017             5,708
                                                                        -----------       -----------       -----------

       Total operating expenses                                              14,181            12,936            13,137
                                                                        -----------       -----------       -----------

INCOME FROM OPERATIONS                                                        5,203             4,418             4,435
                                                                        -----------       -----------       -----------

OTHER INCOME (EXPENSE):
  Acquisition of Roberts Properties Management, L.L.C                             0                 0            (5,900)
  Interest income                                                               159               384               395
  Interest expense                                                           (5,244)           (4,555)           (4,670)
  Loss on disposal of assets                                                    (81)              (94)             (156)
  Amortization of deferred financing costs                                     (219)             (139)             (122)
  Other amortization expense                                                    (11)              (52)              (65)
                                                                        -----------       -----------       -----------

        Total other expense                                                  (5,396)           (4,456)          (10,518)
                                                                        -----------       -----------       -----------

LOSS BEFORE MINORITY INTEREST, GAINS ON SALE OF
  REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                                   (193)              (38)           (6,083)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                    70                15             2,646
                                                                        -----------       -----------       -----------

LOSS BEFORE GAINS ON SALE OF REAL ESTATE ASSETS
  AND EXTRAORDINARY ITEMS                                                      (123)              (23)           (3,437)

GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
  of unitholders in the operating partnership                                 1,023             1,218             1,012
                                                                        -----------       -----------       -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                        900             1,195            (2,425)

EXTRAORDINARY ITEMS - Loss on early extinguishment of debt, net of
  minority interest of unitholders in the operating partnership                (184)             (487)             (184)
                                                                        -----------       -----------       -----------

NET INCOME (LOSS)                                                       $       716       $       708       $    (2,609)
                                                                        ===========       ===========       ===========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

  Income (loss) before extraordinary items                              $      0.19       $      0.26       $     (0.58)

  Extraordinary items                                                         (0.04)            (0.11)            (0.04)
                                                                        -----------       -----------       -----------

  Net income (loss)                                                     $      0.15       $      0.15       $     (0.62)
                                                                        ===========       ===========       ===========

  Weighted average common shares - basic                                  4,737,008         4,638,265         4,187,013

  Weighted average common shares - diluted                                7,448,757         7,547,978         7,404,323


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except Share and Per Share Amounts)




                                                 COMMON SHARES
                                                --------------     ADDITIONAL                                            TOTAL
                                               NUMBER OF             PAID-IN    TREASURY    DEFERRED     ACCUMULATED  SHAREHOLDERS'
                                             SHARES ISSUED  AMOUNT   CAPITAL     SHARES   COMPENSATION     DEFICIT      EQUITY
                                             ------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1996                4,186,329      $42    $29,902    $    0     $   0           $  (718)     $29,226
    Conversion of units to shares                234,179        2      1,410                                              1,412
    Dividends declared ($0.576 per share)                             (2,444)                                            (2,444)
    Adjustment for minority interest in
         the operating partnership                                     1,112                                              1,112
    Net loss                                                                                                (2,609)      (2,609)
                                               ----------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 1997                4,420,508       44     29,980         0         0            (3,327)      26,697
    Conversion of units to shares                330,468        3      2,002                                              2,005
    Dividends declared ($0.5775 per share)                            (2,702)                                            (2,702)
    Adjustment for minority interest in
         the operating partnership                                        66                                                 66
    Repurchase of units                                                 (122)                                              (122)
    Restricted shares issued to employees         13,061                 111                (111)                             0
    Amortization of deferred compensation                                                     19                             19
    Treasury shares (19,300 shares at cost)                                       (145)                                    (145)
    Net income                                                                                                 708          708
                                              -----------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1998                4,764,037       47     29,335      (145)      (92)           (2,619)      26,526
    Conversion of units to shares                185,858        2        955                                                957
    Dividends declared ($1.085 per share)                             (5,134)                                            (5,134)
    Adjustment for minority interest in
         the operating partnership                                       147                                                147
    Repurchase of units                                                  (28)                                               (28)
    Restricted shares issued to employees          9,802                  79                 (79)                             0
    Amortization of deferred compensation                                                     35                             35
    Treasury shares (121,200 shares at cost)                                      (909)                                    (909)
    Net income                                                                                                 716          716
                                               ----------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1999                4,959,697      $49    $25,354   ($1,054)    $(136)          $(1,903)     $22,310
                                               ==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                             ------------------------
                                                                                         1999          1998          1997
                                                                                       --------      --------      --------
OPERATING ACTIVITIES:
  Net income (loss)                                                                   $    716      $    708      $ (2,609)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Minority interest of unitholders in the operating partnership                        (70)          (15)       (2,646)
       Gain on sale of real estate assets                                                (1,023)       (1,218)       (1,012)
       Loss on disposal of assets                                                            81            94           156
       Depreciation and amortization                                                      5,759         5,208         5,895
       Non-cash interest                                                                      0             0           (55)
       Acquisition of Roberts Properties Management, L.L.C                                    0             0         5,900
       Extraordinary items, net of minority interest of unitholders in the
         operating partnership                                                              184           487           184
       Amortization of deferred compensation                                                 35            19             0
  Changes in assets and liabilities:
       (Increase) Decrease in restricted cash                                               (39)          148            64
       (Increase) Decrease in other assets                                                   52           (34)          (15)
       Increase (decrease) in accounts payable and accrued expenses
        relating to operations                                                              114           (23)          (94)
       Decrease in due to affiliates relating to operations                                   0             0          (251)
       Increase (decrease) in security deposits and prepaid rent                            108           (79)          (48)
                                                                                       --------      --------      --------

       Net cash provided by operating activities                                          5,917         5,295         5,469
                                                                                       --------      --------      --------

INVESTING ACTIVITIES:
  Proceeds from sale of real estate assets                                                7,918         7,521        10,330
  Acquisition and construction of real estate assets                                    (14,921)      (25,756)      (11,867)
                                                                                       --------      --------      --------

        Net cash used in investing activities                                            (7,003)      (18,235)       (1,537)
                                                                                       --------      --------      --------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable                                                    9,500        44,400        10,420
  Proceeds from land note payable                                                         3,000             0             0
  Proceeds from mortgage notes payable held in escrow                                      (693)         (150)            0
  Payoff of mortgage notes, including prepayment penalty                                 (4,166)      (28,291)       (5,151)
  Principal repayments on mortgage notes payable                                           (890)         (788)         (913)
  Payment of loan costs                                                                    (248)         (653)         (245)
  Proceeds from short-term loan                                                           3,085           350             0
  Payoff of short-term loan                                                              (1,850)         (350)            0
  Proceeds from construction loan                                                         8,019             0             0
  Payoff of construction loan                                                            (8,019)            0             0
  Repurchase of units                                                                       (28)         (122)            0
  Repurchase of treasury stock                                                             (909)         (145)            0
  Payment of dividends and distributions                                                 (8,148)       (4,322)       (4,088)
                                                                                       --------      --------      --------

        Net cash (used in) provided by financing activities                              (1,347)        9,929            23
                                                                                       --------      --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (2,433)       (3,011)        3,955

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              4,106         7,117         3,162
                                                                                       --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $  1,673      $  4,106      $  7,117
                                                                                       ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                               $  5,852      $  5,079      $  4,722
                                                                                       ========      ========      ========

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

         The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and had a 65.0% and 63.0% ownership interest at December 31, 1999 and 1998, respectively. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. Units of limited partnership interest ("Units") in the Operating Partnership outstanding at December 31, 1999 and 1998 were 2,594,836 and 2,784,611, respectively. Units held by the minority interest as a percentage of total Units and shares of common stock ("Shares") of the Company outstanding were 35.0% and 37.0% at December 31, 1999 and 1998, respectively. The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

         Effective October 1, 1994, the Company began operations through a business combination (the "Consolidation") of four limited partnerships (the "Predecessors") sponsored by Charles S. Roberts, the Chairman, President and Chief Executive Officer of the Company ("Mr. Roberts"). The Consolidation was accounted for as a reorganization of entities under common ownership and control. As a result of the Consolidation, the partners of the Predecessors received Shares and/or Units. Purchase accounting has been applied to all acquisitions after the Consolidation.

         At December 31, 1999, the Company owned nine completed multifamily apartment communities totaling 1,779 apartment homes in Atlanta, and an additional 604 apartment homes were under construction (285 in Atlanta and 319 in Charlotte). On August 23, 1999, the Company sold a 117-unit apartment community located in Atlanta, Georgia. The Company also held land under development on which it expects to develop 249 apartment homes in Atlanta in 2000.


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

         The minority interest of the Unitholders in the Operating Partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued. The minority interest of the Unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of Units outstanding during the period, which was 36.4%, 38.5% and

         43.5% for the years ended December 31, 1999, 1998 and 1997, respectively. The minority interest of the Unitholders was $12,013,000 and $15,579,000 at December 31, 1999 and 1998, respectively.

         Holders of Units generally have the right to require the Operating Partnership to redeem their Units for Shares. Upon submittal of Units for redemption, the Operating Partnership has the option either (a) to acquire those Units in exchange for Shares, on a one-for-one basis, or
         (b) to pay cash for those Units at their fair market value, based upon the then current trading price of the Shares. The Operating Partnership has adopted a policy that it will issue Shares in exchange for all future Units submitted.

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

         RESTRICTED CASH. Restricted cash consists of resident security deposits ($359,000) and monies restricted by lenders from proceeds on mortgage financings ($843,000). Because the physical occupancy of Addison Place phase I was less than 95%, the lender required the Company to obtain a letter of credit in the amount of $843,000. The 1998 restricted cash consists of resident security deposits ($320,000) and monies restricted by lenders from proceeds on mortgage financings. See Note 4 - Notes Payable.

         DEFERRED FINANCING COSTS. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

         INTEREST AND REAL ESTATE TAXES. Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $621,000, $580,000 and $388,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

         NEW ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for reporting and display of derivative instruments, hedges and their components. The Company will be required to adopt SFAS 133, amended by SFAS 137, on January 1, 2001. As of December 31, 1999, the Company had no derivative instruments or hedging activities and, therefore, does not expect this statement to have a material effect on its financial position and results of operations.

         RECLASSIFICATIONS. Certain prior years amounts have been reclassified to conform with the 1999 presentation.


3.       ACQUISITIONS AND DISPOSITIONS

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

         On August 26, 1997, the Company completed the sale of the Autumn Ridge community for $10,601,000 in cash. The sale resulted in a gain of $1,012,000, net of minority interest of Unitholders in the Operating Partnership. The Company acquired Autumn Ridge in December 1995. Autumn Ridge is a 207-unit apartment home community located in Cobb County in the Atlanta metropolitan area. Net sale proceeds were $5,045,000 after deduction for loan repayment of $5,162,000 and closing costs and prorations of $394,000. The purchaser, Benchmark Autumn Ridge Associates, L.P., is not affiliated with the Company. See Note 9 - Related Party Transactions.

         On January 9, 1998, the Company completed the sale of the Windsong community for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets and an extraordinary gain, net of minority interest, of $68,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. Partnership profits interests of $288,000 were paid to Roberts Properties. The Company reinvested the net sales proceeds in replacement properties in connection with a
         Section 1031 tax-deferred exchange as described below. The purchaser is not affiliated with the Company. See Note 9 - Related Party Transactions.

         On June 22, 1998, the Company purchased approximately 23.8 acres of undeveloped land in the Ballantyne area of Charlotte, North Carolina for $3,540,000 from a local Charlotte investment group. The Company began construction of a 319-unit multifamily apartment community on the property during the fourth quarter of 1999. See Note 9 Related Party Transactions.

         On June 24, 1998, the Company purchased approximately 49.1 acres of undeveloped land located in north Fulton County, Georgia for $5,294,000 from Roberts Properties, Inc. ("Roberts Properties"), an affiliate owned by Mr. Roberts. The Company intends to construct a 403-unit multifamily apartment community on the property. Construction of the 118-unit first phase began in the third quarter of 1998 and was completed in the fourth quarter of 1999. Construction on the 285-unit second phase began in the second quarter of 1999. See Note 9 Related Party Transactions.

         On June 25, 1998, the Company purchased approximately 35.3 acres of undeveloped land located in Gwinnett County, Georgia for $2,525,000 from Roberts Properties Old Norcross, Ltd. The Company intends to construct a

         249-unit multifamily apartment community on the property, which is anticipated to begin in the second quarter of 2000. See Note 9 - Related Party Transactions.

         On July 17, 1998, the Company completed the sale of its two retail centers for $2,400,000 in cash resulting in a gain, net of minority interest, of $300,000. Net sales proceeds were $2,182,000, after deducting for closing costs and prorations of $218,000. Partnership profits interests of $60,000 were paid to Roberts Properties. The purchaser is unaffiliated with the Company. See Note 9 - Related Party Transactions.

         On August 23, 1999, the Company sold the Bentley Place community for $8,273,000 in cash resulting in a gain, net of minority interest, of $1,023,000. Net sales proceeds were $3,726,000 after deduction for loan repayment, including prepayment fee, of $4,166,000, and closing costs, accrued interest, and prorations totaling $381,000. Partnership profits interests of $242,000 were paid to Roberts Properties under the amended partnership agreement of the Operating Partnership. The Company used the remaining net sales proceeds of $3,484,000 to fund a special distribution to shareholders and unitholders on August 30, 1999 as described in Note 7. The purchaser is not affiliated with the Company. See Note 9 - Related Party Transactions.

         Unaudited pro forma amounts for the years ended December 31, 1999 and 1998, assuming the sales of Bentley Place, Windsong, and the two retail centers had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisition and sales occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                          1999        1998
                                                          ----        ----

         Total operating revenues                      $18,682      $16,122
         Loss before extraordinary items                  (164)        (164)
         Net loss                                         (164)        (719)

         Per Share Data - Basic and Diluted
                  Loss before extraordinary items      $ (0.04)     $ (0.04)
                  Net loss                               (0.04)       (0.16)

4.       NOTES PAYABLE

         LINE OF CREDIT. The Company obtained a $2,000,000 revolving unsecured line of credit (the "Line") in June 1999 to provide funds for short-term working capital purposes. The Line has a one-year term and bears an interest rate of LIBOR + 150 basis points. At December 31, 1999, $1,235,000 was outstanding under the Line.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following communities at December 31, 1999 and 1998:

                                                        FIXED INTEREST          PRINCIPAL OUTSTANDING
                                                          RATE AS OF
         PROPERTY SECURING MORTGAGE      MATURITY          12/31/99          12/31/99             12/31/98
         --------------------------      --------          --------          --------             --------

         Addison Place - phase I         11/15/09            6.95%          $ 9,500,000         $         0
         Bentley Place                   08/15/06            7.10                     0           4,000,000
         Bradford Creek                  06/15/08            7.15             8,273,000           8,359,000
         Crestmark                       10/01/08            6.57            15,778,000          15,957,000
         Highland Park                   02/15/03            7.30             7,844,000           7,940,000
         Ivey Brook                      02/15/07            7.14             6,228,000           6,300,000
         Plantation Trace                10/15/08            7.09            11,760,000          11,881,000
         Preston Oaks                    10/15/02            7.21             8,313,000           8,420,000
         River Oaks                      11/15/03            7.15             8,946,000           9,052,000
         Rosewood Plantation             07/15/08            6.62             7,973,000           8,064,000
                                                                            -----------         -----------

                                                                            $84,615,000         $79,973,000
                                                                            ===========         ===========


         The Company and certain non-owned affiliates of the Company have a $35,000,000 Advised Guidance Line with Bank of America, N.A. for the purpose of providing financing for the acquisition or development of multifamily communities. Financing under the guidance line is available on a revolving basis and bears interest at LIBOR plus 1.80% or the prime rate, at the option of the borrower, payable monthly. The guidance line is not a commitment to lend, and each loan under the guidance line will be made at Bank of America's discretion in accordance with normal loan approval procedures. At December 31, 1999, there was no balance outstanding under the guidance line.

         On April 13, 1999, the Company closed a $9,500,000 construction loan to complete phase one of Addison Place (formerly referred to as Abbotts Bridge). The loan had a nine-month term and bore an interest rate of LIBOR plus 160 basis points. In October 1999, the Company closed a $9,500,000 permanent loan secured by the first phase of Addison Place. The Company used $8,057,000 of the proceeds of the permanent loan to repay the construction loan ($8,019,000) and accrued interest ($38,000) and will use the balance of the proceeds to pay the remaining construction costs. The permanent loan has a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The first 12 payments, however, are interest-only payments of $55,021 per month. Because the property was less than 95% occupied at closing, the lender required the Company to obtain an $843,000 letter of credit secured by an equal amount of cash.

         In October 1999, the Company closed a $3,000,000 land loan to fund the initial construction of the second phase of Addison Place. The loan is secured by the second phase land, has a six-month term, and bears an interest rate of LIBOR plus 150 basis points.

         The scheduled principal payments of all debt outstanding at December 31, 1999 for each of the years ending December 31 are as follows:

                         2000                           $   927,000
                         2001                             1,084,000
                         2002                             9,105,000
                         2003                            16,922,000
                         2004                               893,000
                         Thereafter                      55,684,000
                                                        -----------

                         Mortgage notes payable         $84,615,000
                                                        ===========

         Real estate assets having a combined depreciated cost of approximately $105,978,000 serve as collateral for the outstanding mortgage debt at December 31, 1999.


5.       EXTRAORDINARY ITEMS

         The 1999 extraordinary item relates to the write-off of unamortized loan costs and prepayment fee to the lender for the extinguishment of the mortgage loan secured by the Bentley Place community, which Roberts Realty sold on August 23, 1999. This extraordinary item is net of $107,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of partnership Units outstanding during the period.

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

         The 1997 extraordinary item resulted from the write-off of unamortized deferred financing costs and debt prepayment associated with the August 26, 1997 repayment of the mortgage note secured by the Autumn Ridge community upon sale of the property. The extraordinary item is net of $140,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, based on the weighted average number of Units outstanding during the period.


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

         Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 1999 and 1998. Fixed rate mortgage debt, the variable rate line of credit, and the variable rate land loan with carrying values of $88,850,000 and $79,973,000 at December 31, 1999 and 1998,
         respectively, are estimated by management to approximate fair value based upon interest rates available to the Company for debt with similar terms and maturities.


7.       SHAREHOLDERS' EQUITY

         EXCHANGES OF UNITS FOR SHARES. During the years ended December 31, 1999, 1998, and 1997, a total of 185,858, 330,468, and 234,179 Units, respectively, were exchanged for the same number of Shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         REDEMPTIONS OF UNITS FOR CASH. During the years ended December 31, 1999 and 1998, a total of 3,917 and 14,341 Units were redeemed for cash of $28,000 and $122,000, respectively. No Units were redeemed for cash in 1997.

         RESTRICTED SHARE AWARDS. During the years ended December 31, 1999 and 1998, the Company granted 9,802 and 13,061 Shares of restricted stock to certain employees. The market value of these restricted stock grants totaled $79,000 and $111,000, respectively, which was recorded as unamortized deferred compensation and is shown as a separate component of shareholders' equity. These restricted Shares vest 100% at the end of a three or four-year vesting period and are being amortized to compensation expense ratably over the vesting period. The Company issued no restricted Shares in 1997.

         TREASURY SHARE REPURCHASES. The Company repurchased 121,200 and 19,300 Shares in 1999 and 1998 at a total cost of $909,000 and $145,000, respectively. The Company did not repurchase any Shares in 1997.

         DIVIDENDS. On November 16, 1999, the Company's board of directors declared a quarterly distribution in the amount of $0.135 per common Share and Unit payable on January 14, 2000 to shareholders and unitholders of record on December 30, 1999. Of the total dividends declared for 1999 totaling $1.085 per share, approximately $0.12 per share represents ordinary income, $0.21 per share represents capital gain and $0.75 per share represents a return of capital to the shareholders. On December 15, 1998, the board of directors declared a quarterly distribution in the amount of $0.145 per common Share and Unit payable on January 15, 1999 to shareholders and unitholders of record on December 31, 1998. Of the total dividends declared for 1998 totaling $0.5775 per share, approximately $0.16 per share represents ordinary income, $0.05 per share represents capital gain and $0.37 per share represents a return of capital to the shareholders. Of the total dividends declared for 1997 totaling $0.576 per share, approximately $0.19 per share represented ordinary income, $0.21 per share represented capital gain, and $0.18 per share represented a return of capital to the shareholders.

         EARNINGS PER SHARE. Reconciliations of income available to common shareholders and weighted average Shares and Units used in the Company's basic and diluted earnings per share computations are detailed below (dollars in thousands).


                                                                                  1999              1998            1997
                                                                                  ----              ----            ----

         Income (loss) before extraordinary items - basic                    $     900         $   1,195       $  (2,425)
         Minority interest of Unitholders in the Operating
            Partnership in income (loss) before extraordinary items                520               748          (1,866)
                                                                             ---------         ---------       ---------

         Income (loss) before extraordinary items - diluted                  $   1,420         $   1,943       $  (4,291)
                                                                             =========         =========       =========


         Net income (loss) - basic                                           $     716         $     708       $  (2,609)
         Minority interest of Unitholders in Operating
          Partnership in net income (loss)                                         413               442          (2,006)
                                                                             ---------         ---------       ----------

         Net income (loss) - diluted                                         $   1,129         $   1,150       $  (4,615)
                                                                             =========         =========       =========


         Weighted average Shares - basic                                     4,737,008         4,638,265       4,187,013
         Dilutive Securities - weighted average Units                        2,711,749         2,909,713       3,217,310
                                                                             ---------         ---------       ---------

         Weighted average Shares - diluted                                   7,448,757         7,547,978       7,404,323
                                                                             =========         =========       =========


8.       SEGMENT REPORTING

         SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its chief executive officer.

         The Company owns, operates, and develops multifamily apartment communities in two major markets located in Georgia and North Carolina. These apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. The Company evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities have similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100%, 99% and 99%, respectively, of the Company's total revenues for each of the three years ended December 31, 1999, 1998, and 1997.

         The primary financial measure for the Company's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. NOI from apartment communities totaled $12,696,000, $11,162,000, and $11,857,000 for the years ended
         December 31, 1999, 1998 and 1997, respectively. All other segment measurements are disclosed in the Company's consolidated financial statements.


9.       RELATED PARTY TRANSACTIONS

         LAND ACQUISITIONS. On June 22, 1998, the Company purchased the Ballantyne land for $3,540,000 from a local Charlotte investment group unrelated to the Company. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $166,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,595,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Ballantyne project. Through December 31, 1999, the Company had incurred $1,063,000 of the $1,595,000 development fees. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties.

         On June 24, 1998, the Company purchased the Addison Place land for $5,294,000 from Roberts Properties. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $250,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $2,015,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Addison Place project. Through December 31, 1999, the Company had incurred $1,540,000 of the $2,015,000 development fees. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

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

         CONSTRUCTION CONTRACTS. The Company enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Properties Construction, Inc. ("Roberts Construction"), an affiliate of the Company owned by Mr. Roberts. Roberts Construction constructed the first phase of Addison Place under a cost plus 10% contract. Roberts Construction is currently constructing the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% arrangement. Roberts Construction started construction of the Ballantyne community and intends to hire a third-party general contractor to complete construction of the community. Roberts Construction will continue to oversee the project.

         In 2000, the Company expects to enter into a contract with Roberts Construction related to construction of the Old Norcross project in Atlanta. During 1999, the Company incurred $116,000 and $64,000 of costs related to the Ballantyne and Old Norcross projects, respectively, to Roberts Construction. The contractual amounts for projects started and/or completed with Roberts Construction during the last three years, from inception through December 31, 1999, are summarized in the following table:

                                                       ACTUAL/
                                                      ESTIMATED                         ESTIMATED
                                                        TOTAL                           REMAINING
                                                      CONTRACT          AMOUNT         CONTRACTUAL
                                                       AMOUNT          INCURRED        COMMITMENT
                                                       ------          --------        ----------

                  Ivey Brook                         $ 7,774,000      $ 7,774,000      $         0
                  Crestmark Club - Phase II            4,817,000        4,817,000                0
                  Bradford Creek                      10,394,000       10,394,000                0
                  Plantation Trace - Phase II          4,908,000        4,908,000                0
                  Addison Place - Phase I              9,647,000        9,305,000          342,000
                  Addison Place - Phase II            20,605,000        2,014,000       18,591,000
                                                     -----------      -----------      -----------

                                                     $58,145,000      $39,212,000      $18,933,000
                                                     ===========      ===========      ===========

         The Company paid Roberts Construction for labor and materials to perform repairs and maintenance for the communities in the amount of $420,000, $52,000, and $513,000 in 1999, 1998 and 1997, respectively.

         DEVELOPMENT FEES. Roberts Properties received fees for various development services including market studies, business plans, design, finish selection, interior design and construction administration. Fees incurred totaled $2,603,000, $0, and $990,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         MANAGEMENT FEES. Roberts Management provided property management services to the Company through March 31, 1997 for a fee of 5% of gross income. On April 1, 1997, the Company acquired Roberts Management and, as a result, no longer pays 5% of gross property revenues to Roberts Management, although it does bear the actual overhead cost of managing the properties internally. Property management fees incurred totaled $0, $0, and $211,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company reimbursed Roberts Management for the salaries of the on-site property management personnel through March 31, 1997.

         PARTNERSHIP PROFITS INTEREST. Between 1994 and 1996, the Operating Partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. As a part of each acquisition, the Operating Partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the Operating Partnership ("Profits Interests").

         As the holder of the Profits Interests, Roberts Properties may receive distributions in certain circumstances. Upon a sale of any of the acquired properties, Roberts Properties will receive a distribution of a specified percentage of the gross sales proceeds, or, in the case of the Crestmark Phase II land, a specified amount. Upon a change in control of the Company, or the Operating Partnership, Roberts Properties will receive a distribution of the applicable percentages of the fair market values of all of the properties and the specified amount with respect to the Crestmark Phase II land. The amount to be distributed to Roberts Properties with respect to each affected property will, however, be limited to the amount by which the gross proceeds from the sale of that property, or, in connection with a change in control, its fair market value, exceeds the sum of:

         -- the debt assumed, or taken subject to, by the Operating Partnership in connection with its acquisition of the property;

         -- the equity issued by the Operating Partnership in acquiring the property; and

         -- all subsequent capital improvements to the property made by the Operating Partnership.

        The percentages which apply to the sales prices, or fair market values, of the affected properties are shown in the following table:

                           River Oaks                              5%
                           Rosewood Plantation                     5%
                           Preston Oaks Phase I                    5%
                           Highland Park                           5%
                           Ivey Brook                              5%
                           Crestmark Phase I                       5%
                           Plantation Trace Phase I                6%

         In the case of the Crestmark Phase II land, the specified amount is $86,775.

         If the Company exercises its option to acquire all of the outstanding Units for Shares, it must simultaneously purchase the Profits Interests for cash in the amount the holder of that interest would receive if a change in control occurred at that time.

         Except for Units and the partnership profits interest related to the original nine limited partnerships acquired between 1994 and 1996, no partnership interests have been, or are presently expected to be, issued or assumed by the Operating Partnership.

         During 1999, 1998, and 1997, Profits Interests of $242,000, $348,000,
         and $0, respectively, were paid to Roberts Properties.

         OTHER FEES. During 1999, 1998 and 1997, affiliates of Mr. Roberts received fees and cost reimbursements for services related to (1) leasing administration services at the Shoppes of River Oaks and Shoppes of Plantation Trace ($21,000), (2) the acquisition and rezoning of a 1.1 acre parcel of undeveloped land located adjacent to the existing Preston Oaks community ($25,000), (3) the sale of Autumn Ridge in August 1997 ($150,000), (4) the sale of the Shoppes of River Oaks ($33,000), and (5) miscellaneous fees and cost reimbursements ($669,000). These fees and costs incurred totaled $242,000, $373,000, and $283,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         LOAN ORIGINATION FEES. A director of the Company is executive vice president of a commercial mortgage banking firm that has originated loans for the Company. Loan origination fees incurred totaled $0, $63,000, and $48,150 for the years ended December 31, 1999, 1998 and 1997, respectively.


10.      COMMITMENTS AND CONTINGENCIES

         The Company and the Operating Partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of those matters will not have a material adverse effect on the Company's financial position or results of operations.

         As a result of the mergers of various limited partnerships into the Operating Partnership, the former partners of these limited partnerships received Units. Holders of Units have the right to require the Operating Partnership to redeem their Units for Shares, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for those Units at their fair market value, which will be based upon the then current trading price of the Shares, or (b) to acquire those Units in exchange for Shares (on a one-for-one basis). The Company has adopted a policy that it will issue Shares in exchange for all future Units submitted. There were 2,594,836 Units outstanding at December 31, 1999 that could be exchanged for Shares, subject to the conditions described above.

         The Company enters into contractual commitments in the normal course of business related to the development of real estate assets. Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.


11.      SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the years ended December 31, 1999, 1998, and 1997 were as follows:

         A. On April 1, 1997, the Operating Partnership issued 590,000 Units in exchange for the assets and liabilities of Roberts Management valued at $5,900,000.

         B. On January 9, 1998, the Company sold the Windsong community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $3,959,000.

12.      SUBSEQUENT EVENTS

         On February 1, 2000, the Company closed a $2,000,000 land loan secured by the Old Norcross land to fund initial construction of the second phase of Addison Place. The loan is secured by the Old Norcross land, has a one-year term, and bears an interest rate of LIBOR plus 150 basis points.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

ROBERTS REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                         Initial Cost to Trust                                 Carried at Close of Period
                                                                         Improvements
                                                                         Capitalized
                                                          Buildings and     After                   Buildings and
Description                      Encumbrance     Land      Improvements   Acquisition     Land       Improvements     Total
-----------                      -----------     ----      ------------   -----------     ----       ------------     -----
River Oaks                       $  8,946      $  1,837      $  9,718      $    758      $  1,837      $ 10,476      $ 12,313
Rosewood Plantation                 7,973         1,310         7,120           171         1,310         7,291         8,601
Preston Oaks                        8,313         2,570        11,278           170         2,570        11,448        14,018
Highland Park                       7,844         1,827        10,003            80         1,827        10,082        11,909
Ivey Brook                          6,228         3,073         8,929            45         3,073         8,974        12,047
Plantation Trace                   11,760         2,385        15,802           593         2,385        16,395        18,780
Bentley Place                           0             0             0             0             0             0             0
Bradford Creek                      8,273         1,672        12,174            30         1,672        12,204        13,876
Crestmark                          15,778         4,366        20,397            71         4,366        20,468        24,834
Addison Place Townhomes             9,500         2,080        10,440             0         2,080        10,440        12,520
                                 --------      --------      --------      --------      --------      --------      --------
Total                            $ 84,615      $ 21,120      $105,861      $  1,918        21,120      $107,778      $128,898
                                 ========      ========      ========      ========      ========      ========      ========

                                                             Life on which                               Date of
                                 Accumulated                 Depreciation             Date              Original
Description                     Depreciation                  is Computed            Acquired          Construction
-----------                     ------------                  -----------            --------          ------------
River Oaks                          $  3,340               3 - 27.5 Years            Oct - 94                  1992
Rosewood Plantation                    2,269               3 - 27.5 Years            Oct - 94                  1994
Preston Oaks                           2,649               3 - 27.5 Years            Oct - 94                  1995
Highland Park                          2,448               3 - 27.5 Years            Oct - 94                  1995
Ivey Brook                             1,763               3 - 27.5 Years            Mar - 95                  1997
Plantation Trace                       3,037               3 - 27.5 Years            May - 95                  1990
Bentley Place                              0               3 - 27.5 Years            Mar - 96                  1993
Bradford Creek                         1,265               3 - 27.5 Years            Mar - 96                  1998
Crestmark                              3,948               3 - 27.5 Years            Jun - 96                  1996
Addison Place Townhomes                  310               3 - 27.5 Years            Sep - 99                  1999
                                    --------
Total                               $ 21,029
                                    ========

The accompanying notes are an integral part of this schedule.

(A) The Company enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Construction - see Note 9 to the Consolidated Financial Statements.

(B) Gross capitalized costs of real estate assets are summarized as follows:

                                                    1999                 1998               1997
                                                  ---------           ---------           ---------

Balance at beginning of period                    $ 122,830           $ 111,778           $ 110,800

     Additions during period:
         Acquisitions                                     0                   0                   0
         Other additions                             12,915              21,323              10,276
         Improvements                                   950                 792                 613
                                                  ---------           ---------           ---------
             Total Additions                         13,865              22,115              10,889
                                                  ---------           ---------           ---------

     Deductions during period:
         Sales                                       (7,459)            (10,781)             (9,619)
         Other disposals                               (338)               (282)               (292)
                                                  ---------           ---------           ---------
             Total disposals                         (7,797)            (11,063)             (9,911)
                                                  ---------           ---------           ---------

Balance at close of period                        $ 128,898           $ 122,830           $ 111,778
                                                  =========           =========           =========

(C)      Accumulated depreciation on real estate assets is as follows:

                                                     1999               1998                1997
                                                  ---------           ---------           ---------

Balance at beginning of period                    $  16,914           $  13,401           $   8,915

     Additions during period:
         Depreciation expense                         5,529               5,017               5,708
                                                  ---------           ---------           ---------

     Deductions during period
         Sales                                       (1,154)             (1,304)             (1,096)
         Other disposals:                              (260)               (200)               (126)
                                                  ---------           ---------           ---------
             Total disposals                         (1,414)             (1,504)             (1,222)
                                                  ---------           ---------           ---------

Balance at close of period                        $  21,029           $  16,914           $  13,401
                                                  =========           =========           =========

3.       Exhibits.

         We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference from our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk.

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

    4.1.3            Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts
                     Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 from our
                     Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

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

    4.2.5            Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts
                     Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place
                     Merger). [Incorporated by reference to Exhibit 4.2.5 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

    4.2.6            Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The
                     Crestmark Club, L.P. with and into Roberts Properties Residential, L.P. (Crestmark Merger).
                     [Incorporated by reference to Exhibit 4.2.6 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

    4.2.7            Certificate and Articles of Merger filed with the Georgia Secretary of State on April 1, 1997 merging
                     Roberts Properties Management, L.L.C. with and into Roberts Properties Residential, L.P.
                     [Incorporated by reference to Exhibit 4.2.7 from our current report on Form 8-K dated April 1, 1997.]

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

   10.3.1            Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life
                     Insurance Company, dated October 17, 1996, in the original principal amount of
                     $7,250,000.00 (River Oaks). [Incorporated by reference to Exhibit 10.3.3 from our annual report on
                     Form 10-KSB for the year ended December 31, 1996.]

   10.3.2            Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of Nationwide Life &
                     Annuity Insurance Company, dated October 17, 1996, in the original principal amount of $2,000,000.00
                     (River Oaks). [Incorporated by reference  to Exhibit 10.3.4 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.3.3            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company and Nationwide Life & Annuity Insurance Company, dated
                     October 17, 1996, and related collateral documents (River Oaks). [Incorporated by reference to
                     Exhibit 10.3.5 from our annual report on Form  10-KSB for the year ended December 31, 1996.]

   10.4.1            Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance
                     Company of America, dated June 23, 1998, in the original principal amount of $8,100,000.00
                     (Rosewood). [Incorporated by reference to Exhibit 10.4.5 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.4.2            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated June 23, 1998, and related collateral documents (Rosewood). [Incorporated by reference to Exhibit 10.4.6 from our quarterly report on
                     Form 10-Q for the quarter ended June 30, 1998.]

   10.4.3            Limited Guaranty between Roberts Realty Investors, Inc. and The Prudential Insurance Company of America,
                     dated June 23, 1998 (Rosewood).  [Incorporated  by reference to Exhibit 10.4.7 from our quarterly report on
                     Form 10-Q for the quarter ended June 30, 1998.]

   10.5.1            Real Estate Note A executed by Roberts Properties  Residential, L.P. in favor of Nationwide Life
                     Insurance Company, dated January 30, 1997, in the original principal  amount of $5,670,000.00 (Ivey Brook -
                     formerly Holcomb Bridge). [Incorporated by reference to Exhibit 10.5.12 from our annual report on Form 10-KSB for the year ended  December 31, 1996.]

   10.5.2            Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of West Coast Life Insurance
                     Company, dated January 30, 1997, in the original principal amount of $750,000.00 (Ivey Brook). [Incorporated by reference to Exhibit 10.5.13 from our annual report on Form  10-KSB for the year ended December 31, 1996.]

   10.5.3            Deed to Secure Debt and Security Agreement executed by  Roberts Properties Residential, L.P. in favor of
                     Nationwide Life Insurance Company and West Coast Life Insurance Company, dated January 30, 1997, and related collateral documents (Ivey Brook). [Incorporated by reference to Exhibit 10.5.14 from our annual report on
                     Form 10-KSB for the year ended December 31, 1996.]

   10.7.1            Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance
                     Company of America, dated September 29, 1998, in the original principal amount of $11,900,000
                     (Plantation Trace). [Incorporated by reference to Exhibit 10.07.04 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.7.2            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The
                     Prudential Insurance Company of America, dated September 29, 1998, and related collateral documents
                     (Plantation Trace). [Incorporated by reference to Exhibit 10.07.05 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.7.3            Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential  Insurance Company of America, dated September 29, 1998 (Plantation  Trace).  [Incorporated by reference to Exhibit 10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.8.1            Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance
                     Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek).
                     [Incorporated by reference to Exhibit 10.8.6 from our quarterly report on Form 10-Q for the quarter ended
                     June 30, 1998.]

   10.8.2            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of
                     Nationwide Life Insurance Company of America, dated June 1, 1998, and related collateral documents
                     (Bradford Creek). [Incorporated by reference to Exhibit 10.8.7 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.8.3            Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America,


                     dated June 1, 1998 (Bradford  Creek).  [Incorporated by reference to Exhibit 10.8.8 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.10.1           Real Estate Note executed by Roberts Properties  Residential, L.P. in favor of Freddie Mac, dated September
                     30, 1998, in the original principal amount of $16,000,000 (Crestmark). [Incorporated by reference to
                     Exhibit 10.10.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.10.2           Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Freddie
                     Mac, dated September 30, 1998, and related collateral documents (Crestmark). [Incorporated by reference to
                     Exhibit 10.10.07 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.10.3           Guaranty executed by Roberts Realty Investors, Inc. in favor of Freddie Mac, dated September 30,
                     1998 (Crestmark). [Incorporated by reference to Exhibit 10.10.08 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.11.1           Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts
                     Properties, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit 10.23.1 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.11.2           Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts
                     Properties Group, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit 10.23.2 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.12             Letter Agreement between NationsBank, N.A., Charles S. Roberts, Roberts Properties Residential, L.P., Roberts
                     Properties, Inc., and Roberts Realty Investors, Inc. dated March 6, 1997 regarding the establishment of an
                     Advised Guidance Line in the amount of up to $35,000.000. [Incorporated by reference to Exhibit 10.17 from our quarterly report on Form 10-QSB for the quarter ended March 31, 1997.]

   10.13             Agreement and Plan of Merger by and between Roberts Properties Residential,  L.P.  and  Roberts
                     Properties Management, L.L.C., dated April 1, 1997 [Incorporated by reference to Exhibit 2.1 from our current report on Form 8-K dated April 1, 1997.]

   10.14.01          Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 12,
                     1999, in the original principal amount of $9,500,000 (Addison Place Phase I). [Incorporated by reference to
                     Exhibit 10.14.01 from our quarterly report on Form 10-Q dated August 13,  1999.]

   10.14.02          Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass
                     Bank, dated April 12, 1999, and related collateral documents (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.02 from our quarterly report on  Form 10-Q dated August 13, 1999.]

   10.14.03          Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated April 12, 1999 (Addison
                     Place Phase I). [Incorporated by reference to Exhibit 10.14.03 from our quarterly report on Form 10-Q dated
                     August 13, 1999.]

   10.14.04          Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I).

   10.14.05          Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The
                     Prudential Insurance Company of America, dated October 25, 1999, and related collateral documents
                     (Addison Place Phase I).

   10.14.06          Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Phase I).

   10.14.07          Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated
                     October 25, 1999, in the original principal amount of $3,000,000 (Addison Place Phase II).

   10.14.08          Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of First
                     Union National Bank, dated October 25, 1999, and related collateral documents (Addison Place Phase II).

   10.15.01          Line of Credit Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1,
                     1999, in the original principal amount of $2,000,000. [Incorporated by reference to Exhibit 10.15.01 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.15.02          Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated
                     June 1, 1999. [Incorporated by reference to Exhibit 10.15.02 from our quarterly report on Form 10-Q dated
                     August 13, 1999.]

   10.15.03          Continuing Guaranty executed by Roberts Realty  Investors, Inc. in favor of Compass Bank, dated June 1,
                     1999. [Incorporated by reference to Exhibit 10.15.03 from our quarterly report on Form 10-Q dated August 13,
                     1999.]

   23.1              Consent of Arthur Andersen LLP.

   27                Financial Data Schedule (for SEC use only).


(b) Current Reports on Form 8-K during the quarter ended December 31, 1999.

We filed no Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.


By:           /s/  Charles S. Roberts
   ----------------------------------------------
       Charles S. Roberts, Chairman of the Board,
       Chief Executive Officer and President

Date:  March 24, 2000

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

         Signature                                            Title                                       Date
         ---------                                            -----                                       ----



/s/  Charles S. Roberts                              Chairman of the Board, Chief
--------------------------------------------         Executive Officer and President                      March 24, 2000
Charles S. Roberts


/s/  Charles R. Elliott                              Secretary, Treasurer and Chief                       March 24, 2000
--------------------------------------------         Financial Officer (Principal Financial
Charles R. Elliott                                   Officer and Principal Accounting Officer)



/s/  James M. Goodrich                               Director                                             March 24, 2000
--------------------------------------------
James M. Goodrich


/s/  Dennis H. James                                 Director                                             March 24, 2000
--------------------------------------------
Dennis H. James


/s/  Wm. Jarell Jones                                Director                                             March 24, 2000
--------------------------------------------
Wm. Jarell Jones


/s/  Ben A. Spalding                                 Director                                             March 24, 2000
--------------------------------------------
Ben A. Spalding


/s/  George W. Wray, Jr.                             Director                                             March 24, 2000
--------------------------------------------
George W. Wray, Jr.


/s/  Weldon R. Humphries                             Director                                             March 24, 2000
--------------------------------------------
Weldon R. Humphries

                                  EXHIBIT INDEX

         We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference from our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk.

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

    4.1.3            Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential,
                     L.P. [Incorporated by reference to Exhibit 10.1 from our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

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


    4.2.5            Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties
                     Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place Merger). [Incorporated by
                     reference to Exhibit 4.2.5 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

    4.2.6            Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club,
                     L.P. with and into Roberts Properties Residential, L.P.(Crestmark Merger). [Incorporated by reference to
                     Exhibit 4.2.6 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

    4.2.7            Certificate and Articles of Merger filed with the Georgia  Secretary of State on April 1, 1997 merging Roberts
                     Properties Management, L.L.C. with and into Roberts Properties Residential, L.P. [Incorporated by reference to
                     Exhibit 4.2.7 from our current report on Form 8-K dated April 1, 1997.]

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

   10.3.1            Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance
                     Company, dated October 17, 1996, in the original principal amount of $7,250,000.00 (River Oaks).
                     [Incorporated by reference to Exhibit 10.3.3 from our annual report on Form 10-KSB for the year ended
                     December 31, 1996.]

   10.3.2            Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of Nationwide Life & Annuity
                     Insurance Company, dated October 17, 1996, in the original  principal amount of $2,000,000.00 (River Oaks).
                     [Incorporated by reference to Exhibit 10.3.4 from our annual report on Form 10-KSB for the year ended December
                     31, 1996.]

   10.3.3            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of
                     Nationwide Life Insurance Company and Nationwide Life & Annuity Insurance Company, dated October 17, 1996, and related collateral documents (River Oaks). [Incorporated by reference to Exhibit 10.3.5 from our annual report on Form 10-KSB for the year ended December 31, 1996.]


   10.4.1            Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance
                     Company of America, dated June 23, 1998, in the original principal amount of $8,100,000.00 (Rosewood).
                     [Incorporated by reference to Exhibit 10.4.5 from our quarterly report on Form 10-Q for the quarter ended June
                     30, 1998.]

   10.4.2            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The
                     Prudential Insurance Company of America, dated June 23, 1998, and related collateral documents (Rosewood).
                     [Incorporated by reference to Exhibit 10.4.6 from our quarterly report on Form 10-Q for the quarter ended June
                     30, 1998.]

   10.4.3            Limited Guaranty between Roberts Realty Investors, Inc. and The Prudential Insurance Company of America,
                     dated June 23, 1998 (Rosewood). [Incorporated by reference to Exhibit 10.4.7 from our quarterly report on
                     Form 10-Q for the quarter ended June 30, 1998.]

   10.5.1            Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance
                     Company, dated January 30, 1997, in the original principal amount of $5,670,000.00 (Ivey Brook - formerly
                     Holcomb Bridge). [Incorporated by reference to Exhibit 10.5.12 from our annual report on Form 10-KSB for the year ended  December 31, 1996.]

   10.5.2            Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of West Coast Life Insurance
                     Company, dated January 30, 1997, in the original principal amount of $750,000.00 (Ivey Brook). [Incorporated by reference to Exhibit 10.5.13 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.5.3            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of
                     Nationwide Life Insurance Company and West Coast Life Insurance Company, dated January 30, 1997, and related collateral documents (Ivey Brook). [Incorporated by reference to Exhibit 10.5.14 from our annual report on
                     Form 10-KSB for the year ended December 31, 1996.]

   10.7.1            Promissory Note executed by Roberts Properties Residential,L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, in the original principal amount of $11,900,000 (Plantation Trace).
                     [Incorporated by reference to Exhibit 10.07.04 from our quarterly report on Form 10-Q for the quarter ended
                     September 30, 1998.]

   10.7.2            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The
                     Prudential Insurance Company of America, dated September 29, 1998, and related collateral documents
                     (Plantation Trace). [Incorporated by reference to Exhibit 10.07.05 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.7.3            Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance
                     Company of America, dated September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit
                     10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.8.1            Real Estate Note executed by Roberts Properties  Residential, L.P. in favor of Nationwide Life Insurance
                     Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek).
                     [Incorporated by reference to Exhibit 10.8.6 from our quarterly report on Form 10-Q for the quarter ended
                     June 30, 1998.]

   10.8.2            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of
                     Nationwide Life Insurance Company of America, dated June 1, 1998, and related collateral documents
                     (Bradford Creek). [Incorporated by reference to Exhibit 10.8.7 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.8.3            Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America, dated
                     June 1, 1998 (Bradford  Creek). [Incorporated by reference to Exhibit 10.8.8 from our quarterly report on
                     Form 10-Q for the quarter ended June 30, 1998.]

   10.10.1           Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Freddie Mac, dated September
                     30, 1998, in the original principal amount of $16,000,000 (Crestmark). [Incorporated by reference to Exhibit
                     10.10.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.10.2           Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Freddie
                     Mac, dated September 30, 1998, and related collateral documents (Crestmark). [Incorporated by reference to
                     Exhibit 10.10.07 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.10.3           Guaranty executed by Roberts Realty Investors, Inc. in favor of Freddie Mac, dated September 30,
                     1998 (Crestmark). [Incorporated  by reference to Exhibit 10.10.08 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.11.1           Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts
                     Properties, Inc., dated June 26, 1996. [Incorporated  by reference to Exhibit 10.23.1 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.11.2           Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts
                     Properties Group, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit 10.23.2 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.12             Letter Agreement between NationsBank, N.A., Charles S. Roberts, Roberts Properties Residential, L.P., Roberts
                     Properties, Inc., and Roberts Realty Investors, Inc. dated  March 6, 1997 regarding the establishment of an
                     Advised Guidance Line in the amount of up to $35,000.000. [Incorporated by reference to Exhibit 10.17 from our quarterly report on Form 10-QSB for the quarter ended March 31, 1997.]

   10.13             Agreement and Plan of Merger by and between Roberts Properties Residential, L.P. and  Roberts
                     Properties Management, L.L.C., dated April 1, 1997 [Incorporated  by reference to Exhibit 2.1 from our current report on Form 8-K dated April 1, 1997.]

   10.14.01          Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated
                     April 12, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I). [Incorporated by
                     reference to Exhibit 10.14.01 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.14.02          Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass
                     Bank, dated April 12, 1999, and related collateral documents (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.02 from our quarterly report on  Form 10-Q dated August 13, 1999.]

   10.14.03          Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated April 12, 1999 (Addison
                     Place Phase I). [Incorporated by reference to Exhibit 10.14.03 from our quarterly report on Form 10-Q dated
                     August 13, 1999.]

   10.14.04          Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I).

   10.14.05          Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The
                     Prudential Insurance Company of America, dated October 25, 1999, and related collateral documents
                     (Addison Place Phase I).

   10.14.06          Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Phase I).

   10.14.07          Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated
                     October 25, 1999, in the original principal amount of $3,000,000 (Addison Place Phase II).

   10.14.08          Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of First
                     Union National Bank, dated October 25, 1999, and related collateral documents (Addison Place Phase II).


   10.15.01          Line of Credit Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1,
                     1999, in the original principal amount of $2,000,000. [Incorporated by reference to Exhibit 10.15.01 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.15.02          Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated
                     June 1, 1999. [Incorporated by reference to Exhibit 10.15.02 from our quarterly report on Form 10-Q dated
                     August 13, 1999.]

   10.15.03          Continuing Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated
                     June 1, 1999. [Incorporated by reference to Exhibit 10.15.03 from our quarterly report on Form 10-Q dated
                     August 13, 1999.]

   23.1              Consent of Arthur Andersen LLP.

   27                Financial Data Schedule (for SEC use only).