Form 10-K405/A
period 1999-12-31
ROBERTS REALTY INVESTORS INC
filed 2000-05-01
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A
                                 AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________.

                        Commission file number 001-13183

                         Roberts Realty Investors, Inc.
                         -------------------------------
                 (Name of small business issuer in its charter)

           Georgia                                         58-2122873
--------------------------------------------    --------------------------------
(State or Other Jurisdiction of Incorporation
         or Organization)                   (I.R.S. Employer Identification No.)

      8010 Roswell Road, Suite 120

      Atlanta, GA                                                30350
-----------------------------------------------------          --------
         (Address of Principal Executive Offices)             (Zip Code)

Issuer's telephone number: (770) 394-6000

Securities registered under Section 12(b) of the Act:  None

   Title of each class:                Name  of  each   exchange   on   which
   -------------------                 --------------------------------------
              N/A                      registered:
                                       ----------
                                                                 N/A

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                         ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of this filing. (See definition of affiliate in Rule 405.)

                                   $25,594,981

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,885,421 shares of common stock (as of March 31, 2000)

         Documents Incorporated by Reference.  None.

         The registrant hereby amends its annual report on Form 10-K for the year ended December 31, 1999 by deleting the text under Part III, Items 10-13 and replacing it with the following:

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

         Charles S. Roberts, age 53, a director since July 1994, is our Chairman of the Board, Chief Executive Officer and President. Mr. Roberts' term as a director expires at the 2000 annual meeting of shareholders. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Roberts also owned substantially all of the outstanding interests in Roberts Properties Management, L.L.C. until its acquisition by Roberts Properties Residential, L.P. on April 1, 1997.

         In October 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct and manage real estate. Beginning in 1985, Mr. Roberts and Roberts Properties began to focus on developing upscale multifamily residential communities and have won numerous local, regional and national awards for the development of these communities. Mr. Roberts is a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties was awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight out of nine years during the period 1988 through 1996. On a national level, Roberts Properties was awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments in 1991 and 1992. In 1993, Roberts
Properties was awarded the coveted Golden Aurora Award for best overall development in the Southeast.

         James M. Goodrich, age 59, a director since October 1994, is a consulting engineer and private investor. Dr. Goodrich's term expires at the 2000 annual meeting of shareholders. Dr. Goodrich is a director of the North American Electric Reliability Council, whose mission is to promote the reliability of the electricity supply for North America. In 1975, Dr. Goodrich founded Energy Management Associates, which provides operations and financial planning software and related consulting services to the electric and gas utility industries. Dr. Goodrich was Executive Vice President of Energy Management Associates from 1975 until October 1993 and was a member of its board of directors until 1992, when it was sold to Electronic Data Systems Corporation. Prior to his experience with Energy Management Associates, Dr. Goodrich served in the United States Navy for five years as an officer on the staff of Admiral Hyman Rickover; this position involved technical support of the design and development of nuclear power plants for the Navy. Dr. Goodrich holds a Ph.D. in Nuclear Engineering, a master's degree in Engineering-Economic Systems, and a bachelor of arts degree, all from Stanford University. He also holds a master's degree in Engineering Science from George Washington University. Dr. Goodrich has appeared as an expert witness before numerous state public utility commissions, the Federal Energy Regulatory Commission, federal courts and arbitration panels.

         Wm. Jarell Jones, age 51, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro, Georgia since November 1993. Mr. Jones' term expires at the 2002 annual meeting of shareholders. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming, and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.

         Ben A.  Spalding,  age 65, a director  since October 1994, is Executive
Vice President of DHL International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding's term expires at the 2001 annual meeting of shareholders. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor's degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

         George W. Wray, Jr., age 63, a director since February 1995, is a private investor and Senior Partner of the Wray Partnership, a family investment group. Mr. Wray's term expires at the 2001 annual meeting of shareholders. He was employed with International Silver Company from the early 1960s to July 1993, most recently as a Vice President engaged in sales management for the eastern United States. From the July 1993 acquisition of International Silver Company by World Crisa Corporation (a division of Vitro S.A.) through September 1997, Mr. Wray was an independent sales agent for the successor organization. Mr. Wray also served as a Vice President of Spalding & Company, an NASD registered broker-dealer, from 1991 to 1997 and was a registered associate of Spalding & Company from 1983 to 1997. Mr. Wray holds a bachelor's degree in Industrial Relations from the University of North Carolina at Chapel Hill and serves as an elder of the Peachtree Presbyterian Church in Atlanta.

         Dennis H. James, age 53, a director since June 1995, is Executive Vice President of L. J. Melody & Company (formerly Shoptaw-James, Inc.), a commercial mortgage banking firm. Mr. James' term expires at the 2002 annual meeting of shareholders. Mr. James has over 25 years experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Executive Vice President of L. J. Melody & Company, he is responsible for the Southeast Region's overall production and investor relations. He has served on both the Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor's degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.

         Weldon R. Humphries, age 62, a director since February 1998, is a private investor. Mr. Humphries' term expires at the 2001 annual meeting of shareholders. Mr. Humphries recently retired from a distinguished twenty-year career with Manor Care, Inc. (NYSE: MNR), where he was employed from January 1978 to November 1997 as Senior Vice President responsible for asset management, acquisitions and development, and with Choice Hotels International, Inc. (NYSE:
CHH), where he served as Senior Vice-President responsible for asset management, acquisitions and development from November 1997 to January 1998. Mr. Humphries began his career as a senior mortgage analyst with Connecticut General Life Insurance Company and later worked for Arvida Corporation, where he was responsible for all real estate financing, development and marketing. Mr. Humphries has a BBA in Marketing from the University of Houston and an MBA in Finance from the University of Hartford. He also served as an officer in the United States Marine Corps.

         Charles R. Elliott, age 46, Roberts Realty's Secretary and Treasurer since its inception, is our Chief Financial Officer and has served in that capacity since April 1995. Mr. Elliott also served as a director of Roberts Realty from October 1994 to February 1995. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master's degree in Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty's directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 1999, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

         Roberts Realty's executive officers are Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, and Mr. Charles R. Elliott, our Secretary and Treasurer since inception and our Chief Financial Officer since April 1995. Mr. Roberts and Mr. Elliott are our "named executive officers."

                           Summary Compensation Table

                                                 Annual Compensation
                                       ---------------------------------------
  Name and Principal Position          Year        Salary ($)        Bonus ($)
  ---------------------------          ----        ----------        ---------
  Charles S. Roberts                   1999          150,000               0
    Chairman of the Board, Chief       1998          155,769               0
    Executive Officer, and President   1997          129,857               0

  Charles R. Elliott                   1999          101,577          30,000
    Secretary, Treasurer and           1998           93,642          30,000
    Chief Financial Officer            1997           75,000          38,500


         We are not a party to any employment agreements. Certain fees and other payments are payable to affiliates of Mr. Roberts under various agreements and arrangements. See "Part III, Item 13, Certain Relationships and Related Transactions - Payments to the Roberts Companies."

Compensation of Directors

         We pay our directors who are not officers of Roberts Realty fees for their services as directors. Mr. Roberts, who is the only director who is an officer, is not paid any director fees. Non-officer directors receive an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the Board of Directors. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors is composed of Mr. Humphries, Mr. James and Mr. Jones. None of them was during 1999, or at any previous time, an officer or employee of Roberts Realty or Roberts Properties Residential, L.P.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table describes the beneficial ownership of shares of our common stock as of March 31, 1999 for

o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,
o        each director and each of our named executive officers, and
o        our directors and executive officers as a group.

Except as noted in the footnotes, the person owns all shares and partnership units directly and has sole voting and investment power. Each of the persons known by us to beneficially own more than 5% of the common stock has an address in care of our principal office. The Number of Shares Owned column in the table includes the shares owned by the persons named but does not include shares they may acquire by exchanging units of partnership interest in Roberts Properties Residential, L.P., our operating partnership, for shares of common stock as explained in the following paragraph. The Number of Units Beneficially Owned column in the table reflects all shares that each person has the right to acquire by exchanging units for shares. Under SEC rules, the shares that can be acquired in exchange for units are deemed to be outstanding and to be beneficially owned by the person or group holding those units when computing the percentage ownership of that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

         Except as described in this paragraph, unitholders generally have the right to require the operating partnership to redeem their units. Our articles of incorporation limit ownership by any one holder to 6% of our outstanding shares, other than by Mr. Roberts, who is limited to 25%. Accordingly, a unitholder cannot redeem units if upon their redemption he would hold more shares than permitted under the applicable percentage limit. Given the total number of shares and units they own, each of Mr. Roberts, Dr. Goodrich and Mr. Wray may be unable to redeem all the units they own unless and until other unitholders redeem a sufficient number of units to cause the number of outstanding shares of common stock to be increased to a level sufficient to permit their redemption. A unitholder who submits units for redemption will receive, at our election, either (a) an equal number of shares or (b) cash in the amount of the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. Our policy is to issue shares in exchange for units submitted for redemption.

                                                    Number of
                                      Number of     Units
   Name of                            Shares        Beneficially                   Percent of
Beneficial Owner                      Owned         Owned                  Total   Class(1)
----------------                      ---------     ------------           -----   ----------
Charles S. Roberts(2)                   692,035          738,012         1,430,047        25.4%

George W. Wray, Jr.(3)                  258,768          134,537           393,305         7.8

James M. Goodrich(4)                    258,651           54,910           313,561         6.3

Ben A. Spalding(5)                       25,252           27,318            52,570         1.1

Dennis H. James                          44,796            2,405            47,201         1.0

Wm. Jarell Jones                          3,917                0             3,917          *

Weldon R. Humphries(6)                   38,000                0            38,000          *

Charles R. Elliott                       10,000                0            10,000          *

All directors and executive officers
as a group:  (8 persons)(7)           1,331,419          957,182         2,288,601        39.2%
------------------------------
*Less than 1%.

(1) The total number of shares outstanding used in calculating this percentage is 4,885,421, the number of shares outstanding as of March 31, 2000.

(2) Includes 2,744 shares owned by Mr. Roberts' minor daughter. A trust for his minor daughter of which he is the sole trustee owns 29,500 units.

(3) Includes 224,953 shares owned by a partnership, over which shares Mr. Wray has voting and investment power as the managing partner of such partnership; 27,257 shares owned by his wife and 5,058 shares owned by a trust of which she is a co-trustee. Mr. Wray disclaims beneficial ownership of the 27,257 shares owned by Mrs. Wray and 5,058 shares owned by a trust of which she is a co-trustee. The partnership previously referenced owns 109,868 units, and Mr. Wray owns 2,917 units jointly with his daughter, over which units he shares voting and investment power.

(4) Includes: 110,507 shares owned jointly by Dr. Goodrich and his wife; 108,478 shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons; and 24,879 shares owned by a trust for the benefit of a son of Dr. and Mrs. Goodrich and of which Mrs. Goodrich is trustee. Dr. Goodrich's beneficial ownership of units includes 48,075 units owned jointly by Dr. and Mrs. Goodrich and 6,835 units owned by a trust for the benefit of a son of Dr. and Mrs. Goodrich of which Mrs. Goodrich is trustee. Dr. Goodrich disclaims beneficial ownership of the units and shares owned by the trust.

(5) Includes 7,564 shares owned by partnerships of which Mr. Spalding's wife is the managing partner. Mr. Spalding's beneficial ownership of units includes 2,917 units owned by Mrs. Spalding and 24,401 units owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding disclaims beneficial ownership of all units and shares owned by his wife or partnerships of which she is the managing partner.

(6) Owned by a trust of which Mr. Humphries is a co-trustee along with his spouse.

(7) Includes 256,985 shares and 50,992 units as to which directors share voting and investment power with another family member; also includes an aggregate of 64,758 shares and 34,153 units beneficially owned by three directors' wives, as to which shares such directors disclaim beneficial ownership.

13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

General

         Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership; owns a 66.0% interest in it; and is its sole general partner. Mr. Charles S. Roberts owns all or substantially all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. These companies perform certain services for us as explained below. Notes 1 and 9 to our Consolidated Financial Statements provide further detail regarding some of the transactions described in this section.

Payments to the Roberts Companies

         Overview. We have paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. These various arrangements are summarized below.

         Development Fees. From time to time we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. The operating partnership will pay Roberts Properties a fee of $1,595,000, or $5,000 per unit, for designing, developing, and overseeing construction of our 319-unit Ballantyne community now under construction in Charlotte, North Carolina. Through December 31, 1999, Roberts Realty had incurred $1,063,000 of the $1,595,000 development fees. The operating partnership will pay Roberts Properties a fee of $2,015,000, or $5,000 per unit, for designing, developing, and overseeing construction our 403-unit Addison Place project in Atlanta, Georgia. Through December 31, 1999, Roberts Realty had incurred $1,540,000 of the $2,015,000 development fees. The operating partnership will pay Roberts Properties a fee of $1,245,000, or $5,000 per unit, for designing, developing, and overseeing construction of our 249-unit Old Norcross project in Gwinnett County, Georgia.

         Construction Contracts. Roberts Realty enters into contracts in the normal course of business with Roberts Properties Construction, Inc. ("Roberts Construction"), an affiliate of Roberts Realty owned by Mr. Roberts.

                  Ballantyne. We have entered into a cost plus 10% contract with Roberts Construction for construction of our Ballantyne community. Roberts Construction started construction of the Ballantyne community in the fourth quarter of 1999, and we have paid Roberts Construction $125,000 through March 31, 2000 for its initial work on the project. Roberts Construction intends to hire a third-party general contractor to complete construction of the community, and Roberts Construction will continue to oversee the project. We are working on finalizing the estimate of the total cost of the project.

                  Old Norcross. We have entered into a cost plus 10% contract with Roberts Construction for construction of our Old Norcross community. Through March 31, 2000, we paid Roberts Construction $65,000 for its initial work on the Old Norcross project. We are working on finalizing the estimate of the total cost of the project.

                  Other Communities. The following table summarizes certain information regarding payments to Roberts Construction for other construction projects through March 31, 2000. Under all of these contracts, we pay Roberts Construction its cost, plus a fee of 10% of its cost.

                                   Actual/                    Amount
                                  Estimated                  Incurred      Estimated
                                    Total         Total        From        Remaining
                                  Contract       Amount     1/1/1999 to   Contractual
                                   Amount       Incurred    3/31/2000     Commitment
                                 ----------     --------    -----------   -----------
  Addison Place - Phase I       $ 9,647,000   $ 9,375,000  $8,370,000    $   272,000
  Addison Place - Phase II       20,605,000     2,724,000   2,724,000     17,881,000
  Plantation Trace - Phase II     4,908,000     4,908,000     395,000              0
                                -----------   -----------  ----------     ----------
                                $35,160,000   $17,004,000  $6,978,000    $18,153,000
                                ===========   ===========  ==========     ==========


         We paid Roberts Construction $420,000 in 1999 for labor and materials to perform repairs and maintenance for our communities.

         Partnership Profits Interest. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. Each partnership owned an apartment community that had been developed or was in the development process. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the operating partnership. As the holder of the profits interest, Roberts Properties may receive distributions in certain circumstances. Upon a sale of any of the acquired properties, Roberts Properties will receive a distribution of a specified percentage of the gross sales proceeds, or, in the case of the Crestmark Phase II land, a maximum amount of $86,775. Upon a change in control of Roberts Realty or the operating partnership, Roberts Properties will receive a distribution of the applicable percentages of the fair market value of each of the properties, or in the case of the Crestmark Phase II land, up to the maximum amount. The amount to be distributed to Roberts Properties with respect to each affected property will be limited to the amount by which the gross proceeds from the sale of that property, or, in connection with a change in control, its fair market value, exceeds the sum of:

         o the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;

         o the equity issued by the operating partnership in acquiring the property; and

         o all subsequent capital improvements to the property made by the operating partnership.

         The percentages which apply to the sales proceeds, or fair market value, of the affected properties are shown in the following table:

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

         In the case of the Crestmark Phase II land, the maximum amount would be $86,775.

         If  Roberts  Realty   exercises  its  option  to  acquire  all  of  the
outstanding units for shares, it must simultaneously purchase the profits interest for cash in the amount the holder of that interest would receive if a change in control occurred at that time.

         Except for units and the partnership profits interest related to the original nine limited partnerships acquired between 1994 and 1996, no partnership interests have been, or are presently expected to be, issued or assumed by the operating partnership.

         During 1999, we made a profits interest distribution of $242,000 to Roberts Properties.

         Other  Fees.   During  1999,  we  paid   affiliates   of  Mr.   Roberts
miscellaneous fees and cost reimbursements totaling $242,000.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.

By: /s/  Charles R. Elliott
    --------------------------------------------------------------
    Charles R. Elliott, Chief Financial Officer
    (The Registrant's Principal Financial and Chief
    Accounting Officer, who is duly authorized to sign this report)


Date: May 1, 2000
                                       8