Form 10-Q
period 2000-03-31
ROBERTS REALTY INVESTORS INC
filed 2000-05-10
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                               -------------

                          Commission File No. 001-13183

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

                                        Yes   X       No
                                            ------        -----


The number of outstanding shares of the registrant's Common Stock on May 1, 2000 was 4,887,826.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I  FINANCIAL INFORMATION.............................................    1

         ITEM 1.      FINANCIAL STATEMENTS................................    1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......    9

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK...................................   16


PART II  OTHER INFORMATION................................................   17

         ITEM 1.      LEGAL PROCEEDINGS...................................   17

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS...........   17

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................   17

                                ----------------

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                           MARCH 31,         DECEMBER 31,
ASSETS                                                                                       2000                 1999
                                                                                          ----------          --------
                                                                                          (Unaudited)
REAL ESTATE ASSETS - At cost:
     Land                                                                                 $  21,120           $  21,120
     Buildings and improvements                                                              96,295              96,124
     Furniture, fixtures and equipment                                                       11,831              11,654
                                                                                          ---------           ---------
                                                                                            129,246             128,898
     Less accumulated depreciation                                                          (22,305)            (21,029)
                                                                                          ---------           ----------

         Operating real estate assets                                                       106,941             107,869

        Land held for future development                                                      2,559               2,559
     Construction in progress and real estate under development                              14,652              12,393
                                                                                          ---------           ---------

         Net real estate assets                                                             124,152             122,821

CASH AND CASH EQUIVALENTS                                                                     2,081               1,673

RESTRICTED CASH                                                                               1,230               1,202

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $482 and $425 at March 31, 2000 and December 31, 1999, respectively                        993               1,031

OTHER ASSETS - Net                                                                              326                 351
                                                                                          ---------           ---------
                                                                                          $ 128,782           $ 127,078
                                                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

     Mortgage notes payable                                                               $  84,391           $  84,615
     Land note payable                                                                        5,000               3,000
     Line of credit                                                                           2,000               1,235
     Accounts payable and accrued expenses                                                    1,843               1,238
     Dividends and distributions payable                                                      1,007               1,010
     Due to affiliates (including retainage payable of $255 and $216 at
         March 31, 2000 and December 31, 1999, respectively)                                    822               1,214
     Security deposits and prepaid rents                                                        472                 443
                                                                                          ---------           ---------

         Total liabilities                                                                   95,535              92,755
                                                                                          ---------           ---------
COMMITMENTS AND CONTINGENCIES (Note 4)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                11,304              12,013
                                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares                    -                   -
         issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 5,035,921
         and 4,959,697 shares issued at March 31, 2000                                           50                  49
         and December 31, 1999, respectively

     Additional paid-in capital                                                              25,055              25,354
     Less treasury shares, at cost (150,500 and 140,500 shares at
         March 31, 2000 and December 31, 1999, respectively)                                 (1,128)             (1,054)
     Unamortized restricted stock compensation                                                 (119)               (136)
     Accumulated deficit                                                                     (1,915)             (1,903)
                                                                                          ---------           ---------
         Total shareholders' equity                                                          21,943              22,310
                                                                                          ---------           ---------
                                                                                          $ 128,782           $ 127,078
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED MARCH 31,

                                                                                     2000                    1999
                                                                                   ----------              ------
                                                                                  (Unaudited)             (Unaudited)
OPERATING REVENUES:
     Rental operations                                                             $ 4,616                  $ 4,500
     Other operating income                                                            359                      264
                                                                                    ------                  -------

          Total operating revenues                                                   4,975                    4,764
                                                                                    ------                  -------

OPERATING EXPENSES:
     Personnel                                                                         454                      432
     Utilities                                                                         328                      306
     Repairs, maintenance and landscaping                                              300                      297
     Real estate taxes                                                                 434                      422
     Marketing, insurance and other                                                    208                      201
     General and administrative expenses                                               485                      508
     Depreciation of real estate assets                                              1,361                    1,317
                                                                                    ------                  -------

          Total operating expenses                                                   3,570                    3,483
                                                                                    ------                  -------

INCOME FROM OPERATIONS                                                               1,405                    1,281
                                                                                    ------                  -------

OTHER INCOME (EXPENSE):
    Interest income                                                                     46                       45
     Interest expense                                                               (1,373)                  (1,261)
     Loss on disposal of assets                                                        (39)                      (9)
     Amortization of deferred financing costs                                          (57)                     (38)
     Other amortization expense                                                          -                       (3)
                                                                                    ------                 --------

          Total other expense                                                       (1,423)                  (1,266)
                                                                                    ------                 --------

(LOSS) INCOME BEFORE MINORITY INTEREST                                                 (18)                      15

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                            6                       (6)
                                                                                    ------                 --------

NET (LOSS) INCOME                                                                   $  (12)                $      9
                                                                                    ======                 ========

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Net (loss) income                                                              $ (0.00)               $   0.00
                                                                                    =======                ========

     Weighted average common shares - basic                                       4,844,337               4,733,877

     Weighted average common shares - diluted                                     7,405,986               7,493,100


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------

                                                                                           THREE MONTHS ENDED MARCH 31,

                                                                                              2000                1999
                                                                                            --------           -------
                                                                                           (Unaudited)         (Unaudited)

OPERATING ACTIVITIES:
     Net (loss) income                                                                       $  (12)            $     9
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Minority interest of unitholders in the Operating Partnership                          (6)                  6
      Loss on disposal of assets                                                                 39                   9
          Depreciation and amortization                                                       1,418               1,358
       Amortization of deferred compensation                                                     15                   9
     Change in assets and liabilities:
          Increase in restricted cash and cash equivalents                                      (28)                (30)
          Decrease in other assets                                                               25                  66
          Increase in accounts payable and accrued expenses relating to operations              616                 623
          Increase in security deposits and prepaid rent                                         29                   4
                                                                                             ------             -------

               Net cash provided by operating activities                                      2,096               2,054
                                                                                             ------             -------

INVESTING ACTIVITIES:
    Construction of real estate assets                                                       (3,134)             (2,366)
                                                                                             ------             -------

               Net cash used in investing activities                                         (3,134)             (2,366)
                                                                                             ------             -------

FINANCING ACTIVITIES:
     Proceeds from land note payable                                                          2,000                   -
     Principal repayments on mortgage notes payable                                            (224)               (221)
     Payment of loan costs                                                                      (19)                 (8)
     Proceeds from line of credit                                                               765                   -
     Repurchase of partnership units                                                              -                 (28)
     Repurchase of treasury shares                                                              (74)               (550)
     Payment of dividends and distributions                                                  (1,002)             (1,092)
                                                                                             ------              ------

               Net cash provided by (used in) financing activities                            1,446              (1,899)
                                                                                             ------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            408              (2,211)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,673               4,106
                                                                                             ------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $2,081             $ 1,895
                                                                                             ======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                                 $ 1,591             $ 1,396

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

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the Operating Partnership. Given that Roberts Realty is the sole general partner of the Operating Partnership and had a 66.0% and 65.0% ownership interest in it at March 31, 2000 and December 31, 1999, respectively, Roberts Realty controls the Operating Partnership.

         At March 31, 2000, Roberts Realty owned nine completed multifamily apartment communities totaling 1,779 apartment homes in Atlanta, and an additional 604 apartment homes were under construction (285 in Atlanta and 319 in Charlotte). Roberts Realty also held land under development on which it expects to develop a 249-unit apartment community in Atlanta in 2000.

         Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 90% of its taxable income, as defined in the Internal Revenue Code, to its shareholders and satisfies certain other requirements. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.

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

         The minority interests of the unitholders in the Operating Partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and the Operating Partnership's units outstanding and will change as additional shares and partnership units are issued, units are exchanged for shares, or shares are repurchased in the open market. The minority interest of the unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, which was 34.6% and 36.8% for the three months ended March 31, 2000 and 1999, respectively. The minority interest of the unitholders in the Operating Partnership was $11,304,000 and $12,013,000 at March 31, 2000 and December 31, 1999,
         respectively.

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

         Roberts Realty's management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2000. Certain prior period amounts have been reclassified to conform to the 2000 presentation. These financial statements should be read in conjunction with Roberts Realty's audited financial statements and the notes to them included in Roberts Realty's Annual Report on Form 10-K for the year ended December 31, 1999.

3.       NOTES PAYABLE

         Line of Credit. Roberts Realty obtained a $2,000,000 revolving unsecured line of credit in June 1999 to provide funds for short-term working capital purposes. This line of credit has a one year term and bears an interest rate of LIBOR plus 150 basis points. At March 31, 2000, $2,000,000 was outstanding on the line.

         Mortgage Notes. Mortgage notes payable were secured by the following apartment communities at March 31, 2000 and December 31, 1999, as follows:

                                                  Fixed Interest      Principal Outstanding
                                                    Rate as of
         Property Securing Mortgage     Maturity     03/31/00        03/31/00       12/31/99
         --------------------------     --------     --------        --------       --------

         Addison Place - phase I        11/15/09      6.95%        $ 9,500,000   $  9,500,000
         Bradford Creek                 06/15/08      7.15           8,251,000      8,273,000
         Crestmark                      10/01/08      6.57          15,731,000     15,778,000
         Highland Park                  02/15/03      7.30           7,819,000      7,844,000
         Ivey Brook                     02/15/07      7.14           6,209,000      6,228,000
         Plantation Trace               10/15/08      7.09          11,729,000     11,760,000
         Preston Oaks                   10/15/02      7.21           8,285,000      8,313,000
         River Oaks                     11/15/03      7.15           8,918,000      8,946,000
         Rosewood Plantation            07/15/08      6.62           7,949,000      7,973,000
                                                                     ---------      ---------

                                                                   $84,391,000    $84,615,000
                                                                   ===========   ============

         Land Loans. In October 1999, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the second phase of Addison Place. The loan is secured by the land for the second phase of Addison Place, has a six-month term, and bears an interest rate of LIBOR plus 150 basis points. The loan will be repaid from proceeds of a construction loan on the second phase of Addison Place.

         On March 28, 2000, we received a written commitment for a $22,500,000 construction loan to complete the second phase of Addison Place. The loan commitment provided for a 5-year term and an interest rate of LIBOR plus 150 basis points. The loan is scheduled to close in May 2000.

         On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points.

         Interest capitalized was $218,000 and $136,000 for the three months ended March 31, 2000 and 1999, respectively.

         Real estate assets having a combined depreciated cost of approximately $105,081,000 served as collateral for the outstanding mortgage debt at March 31, 2000.

4.       COMMITMENTS AND CONTINGENCIES

         Roberts Realty and the Operating Partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on Roberts Realty's financial position or results of operations.

         Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties Construction, Inc., an affiliate of Roberts Realty owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board. These contracts relate to the construction of real estate assets. Roberts Construction constructed the first phase of Addison Place, consisting of 118 townhomes, pursuant to a cost plus 10% arrangement. Roberts Construction is currently constructing the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% arrangement. Roberts Construction started construction of the
         Ballantyne community pursuant to a cost plus 10% arrangement and intends to hire a third-party general contractor to complete construction of the community under its supervision. The material terms of the arrangement between Roberts Realty and Roberts Construction will not be altered. Roberts Construction will continue to oversee the project. In the second quarter of 2000, Roberts Realty expects to enter into a contract with Roberts Construction related to the construction of the Old Norcross project in Atlanta. At March 31, 2000, the remaining commitments totaled $17,620,000 as summarized in the following table:

                                    Estimated                       Estimated
                                      Total                         Remaining
                                    Contract           Amount      Contractual
                                     Amount           Incurred     Commitment
                                    =========         ========     ===========

         Addison Place - phase I   $  9,684,000    $  9,445,000  $   239,000
         Addison Place - phase II    20,605,000       3,224,000   17,381,000
                                   ------------    ------------  -----------
                                   $ 30,289,000    $ 12,669,000  $17,620,000
                                   ============    ============  ===========


5.       SHAREHOLDERS' EQUITY

         Exchanges of Partnership Units for Shares. During the three months ended March 31, 2000 and 1999, a total of 76,491 and 26,907 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         Redemptions of Partnership Units for Cash. During the three months ended March 31, 2000, no partnership units were redeemed for cash. During the three months ended March 31, 1999, a total of 3,917 partnership units were redeemed for cash of $28,000.

         Treasury Stock Repurchases. During the three months ended March 31, 2000, Roberts Realty repurchased 10,000 shares at a total cost of $74,000. During the three months ended March 31, 1999, Roberts Realty repurchased 74,100 shares at a total cost of $550,000.

         Restricted Stock Awards. During the three months ended March 31, 2000, Roberts Realty cancelled 267 shares of restricted stock as a result of an employee leaving Roberts Realty's employment. The unamortized book value of the cancelled grants equaled $2,000. During the three months ended March 31, 1999, Roberts Realty did not grant or cancel any shares. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of stockholders' equity. This restricted stock vests 100% at the end of a two-and-a-half to four-year vesting period and is being amortized to compensation expense ratably over the vesting period.

         Dividends. On March 20, 2000, Roberts Realty's Board of Directors declared a quarterly distribution in the amount of $0.135 per common share and partnership unit payable on April 14, 2000 to shareholders and unitholders of record on March 31, 2000. The first quarter 1999 dividend was $0.15 and was paid to shareholders and unitholders of record as of March 31, 1999.

         Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                         Three Months Ended
                                                                         ------------------
                                                                       3/31/00           3/31/99
                                                                       -------           -------

         Net (loss) income - basic                                   $     (12)        $       9
         Minority interest of Unitholders in the Operating
              Partnership in income (loss)                                  (6)                6
                                                                     ----------        ---------

         Net (loss) income - diluted                                 $     (18)        $      15
                                                                     ==========        =========

         Weighted average shares - basic                             4,844,337         4,733,877
         Dilutive securities - weighted average partnership units    2,561,649         2,759,223
                                                                     ---------         ---------

         Weighted average shares - diluted                           7,405,986         7,493,100
                                                                     =========         =========


6.       SEGMENT REPORTING

         SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty's chief operating decision maker is its chief executive officer.

         Roberts Realty owns, operates, and develops multifamily apartment communities in two major markets located in Georgia and North Carolina. These apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities have similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty's total revenues for each of the three months ended March 31, 2000 and 1999.

         The primary financial measure for Roberts Realty's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current quarter NOI is compared to prior quarter NOI and current quarter budgeted NOI as a measure of financial performance. NOI from apartment communities totaled

         $3,251,000, and $3,106,000 for the three months ended March 31, 2000 and 1999, respectively. All other segment measurements are disclosed in Roberts Realty's consolidated financial statements.

7.       NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for reporting and display of derivative instruments, hedges and their components. Roberts Realty will be required to adopt SFAS 133, amended by SFAS 137, on January 1, 2001. As of March 31, 2000, Roberts Realty has had no derivative instruments or hedging activities and, therefore, does not expect this statement to have a material effect on its financial position and results of operations.

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

Overview

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At March 31, 2000, we owned nine completed multifamily apartment communities, of which eight were stabilized, consisting of 1,779 apartment homes.

         We are developing and building three new multifamily communities totaling 971 apartment homes, of which 118 apartment homes were completed during the fourth quarter of 1999. The 853 apartment homes under development or construction will increase the size of our portfolio 48% from 1,779 to 2,632 apartment homes. One of our communities under construction is located in Charlotte, North Carolina, and is the first step in our diversification strategy. The other two communities are located in north Atlanta. We began construction of the 285-unit second phase of Addison Place during the third quarter of 1999, and we expect to commence construction of a 249-unit apartment community located in north Atlanta on our Old Norcross land during the second quarter of 2000.

Results of Operations

         Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999. For the three months ended March 31, 2000, we recorded a net loss of $12,000, compared to net income of $9,000 for the three months ended March 31, 1999. Our operating results are due to the following:

(a) the start of leasing operations at the first phase of Addison Place in April 1999;

(b)      a $107,000 increase in same-property rental income; and

(c) a $58,000 increase in water submetering revenue from $72,000 to $130,000;

                  offset by:

(d)      the sale of Bentley Place in August 1999;

(e)      higher interest expense due to:

         o the permanent financing of the first phase of Addison Place in October 1999;

         o the land loans on Old Norcross and the second phase of Addison Place; and

         o higher average borrowings on the line of credit.

(f)      increased depreciation expense; and

(g)      the decline in average stabilized occupancy from 95.3% to 93.4%.

Our operating performance for all apartment communities is summarized in the following table:

                                               Percentage
                                               Change from           Three Months Ended March 31,
                                              1999 to 2000             2000                 1999
                                              ------------             ----                 ----

       Rental income                                2.6%           $   4,616,000       $   4,500,000
       Total operating revenues                     4.4%           $   4,975,000       $   4,764,000
       Property operating expenses (1)              4.0%           $   1,724,000       $   1,658,000
       Net operating income (2)                     4.7%           $   3,251,000       $   3,106,000
       General and administrative expenses         (4.5%)          $     485,000       $     508,000
       Depreciation of real estate assets           3.3%           $   1,361,000       $   1,317,000
       Average stabilized occupancy (3)            (1.9%)                  93.4%               95.3%
       Operating expense ratio (4)                 (0.1%)                  34.7%               34.8%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Bentley Place only through August 23, 1999, which was the date the community was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance, when compared to the three months ended March 31, 1999, includes a 4.2% increase in operating revenues, a 6.0% increase in net operating income, a 4.4% increase in average monthly rent per apartment home, higher operating margins, and a 1.9% decrease in stabilized occupancy from 95.3% to 93.4%. Eight of our communities were fully stabilized during both the three-month periods ended March 31, 2000 and 1999: Bradford Creek, Crestmark, Highland Park, Ivey Brook, Plantation Trace, Preston Oaks, River Oaks, and Rosewood Plantation. Same-property operating results for these communities are summarized in the following table:

                                                  Percentage
                                                  Change from      Three Months Ended March 31,
                                                 1999 to 2000         2000                1999
                                                 ------------         ----                ----

       Rental income                                  2.5%       $   4,345,000       $   4,238,000
       Total operating revenues                       4.2%       $   4,683,000       $   4,494,000
       Property operating expenses (1)                0.8%       $   1,550,000       $   1,538,000
       Net operating income (2)                       6.0%       $   3,133,000       $   2,956,000
       Average stabilized occupancy (3)              (1.9%)              93.4%               95.3%
       Operating expense ratio (4)                   (1.1%)              33.1%               34.2%
       Average monthly rent per apartment home        4.4%       $         955       $         915
       Lease renewal percentage (5)                  (5.6%)              52.4%               58.0%


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

         The following discussion compares our statements of operations for the three months ended March 31, 2000 and 1999.

         Property operating revenue increased $211,000 or 4.4% from $4,764,000 for the three months ended March 31, 1999 to $4,975,000 for the three months ended March 31, 2000. The increase in operating revenue is due primarily to the following:

         (1) a $290,000 increase in revenue from the first phase of Addison Place; and

         (2) a $189,000 increase in same-property operating revenue, which includes a $58,000 increase in water sub-metering revenue;

         offset by

         (3) a decrease in revenue of approximately $270,000 due to the sale of Bentley Place.

         Property operating expenses, excluding depreciation and general and administrative expenses, increased $66,000 or 4.0% from $1,658,000 for the three months ended March 31, 1999 to $1,724,000 for the three months ended March 31, 2000. The increase in operating expenses is due primarily to the following:

         (1) a $167,000 increase in expenses from the first phase of Addison Place;

                  offset by

         (2) a decrease in expenses of approximately $94,000 due to the sale of Bentley Place.

         General and administrative expenses decreased $23,000 or 4.5% from $508,000 for the three months ended March 31, 1999 to $485,000 for the three months ended March 31, 2000. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees, and other costs. The decrease is due primarily to lower personnel and associated costs. General and administrative expenses as a percentage of operating revenues decreased from 10.7% for the three months ended March 31, 1999 to 9.7% for the three months ended March 31, 2000. We expect that as we continue to grow, these expenses will continue to decline as a percentage of operating revenues.

         Depreciation expense increased $44,000 or 3.3% from $1,317,000 for the three months ended March 31, 1999 to $1,361,000 for the three months ended March 31, 2000. The increase is due to the depreciation expense from the first phase of Addison Place, offset by a decrease due to the sale of Bentley Place. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense increased $112,000 or 8.9% from $1,261,000 for the three months ended March 31, 1999 to $1,373,000 for the three months ended March 31, 2000. The increase is due primarily to the following:

(1)      the $9,500,000 financing of the first phase of Addison Place in October
         1999;

(2) the closing of the $2,000,000 land loan secured by the second phase of Addison Place in October 1999;

(3)      the closing of the  $2,000,000 Old Norcross land loan in February 2000;
         and

(4)      higher average borrowings on our line of credit;

                  offset by:

(5) higher capitalized interest related to the Ballantyne project and the second phase of Addison Place.

Liquidity and Capital Resources

         Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999. Cash and cash equivalents increased $408,000 during the three months ended March 31, 2000 compared to a decrease of $2,211,000 during the three months ended March 31, 1999. The increase is due to an increase in cash provided by operating and financing activities partially offset by an increase in cash used in investing activities.

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities increased $42,000 from $2,054,000 during the three months ended March 31, 1999 to $2,096,000 during the three months ended March 31, 2000. The increase in cash flow from operations is due primarily to the additional cash flow from the first phase of Addison Place and the stabilized communities, offset by the sale of Bentley Place. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities increased $768,000 from $2,366,000 during the three months ended March 31, 1999 to $3,134,000 during the three months ended March 31, 2000. This increase is due primarily to $721,000 of new construction and development costs and fees, as well as $47,000 of capital improvements. We acquired no existing apartment communities during these periods.

         Net cash provided by financing activities increased $3,345,000 from net cash used in financing activities of $1,899,000 during the three months ended March 31, 1999 to net cash provided by financing activities of $1,446,000 during the three months ended March 31, 2000. This increase is due primarily to the following:

(a) the closing of a $2,000,000 land loan on our Old Norcross property in February 2000;

(b) net borrowings of $765,000 from the $2,000,000 line of credit during the first quarter of 2000;

(c) the repurchase of 74,100 treasury shares for $550,000 during the three months ended March 31, 1999 compared to the repurchase of 10,000 treasury shares for $74,000 during the three months ended March 31, 2000;

(d) the purchase of 3,917 partnership units for $28,000 during the three months ended March 31, 1999 compared to no partnership units purchased during the three months ended March 31, 2000; and

(e) a decrease of $90,000 in quarterly distributions paid, from $1,092,000 for the three months ended March 31, 1999 to $1,002,000 for the three months ended March 31, 2000.

         The following facts highlight our existing debt structure:

               o each of our nine communities is financed with fixed-rate debt;

               o the average interest rate for all nine communities is 6.98% per annum;

               o no debt is scheduled to mature before October 2002;

               o the average term to maturity is eight years; and

               o debt principal will amortize at a rate of approximately $927,000 per year.

         The  following  table   summarizes  the  debt  for  each  of  our  nine
communities:

                                    Fixed Interest                   Principal
                                      Rate as of                    Outstanding
                                        03/31/00    Maturity           03/31/00
                                    --------------  --------        -----------

         Addison Place - phase I          6.95%     11/15/09    $    9,500,000
         Bradford Creek                   7.15      06/15/08         8,251,000
         Crestmark                        6.57      10/01/08        15,731,000
         Highland Park                    7.30      02/15/03         7,819,000
         Ivey Brook                       7.14      02/15/07         6,209,000
         Plantation Trace                 7.09      10/15/08        11,729,000
         Preston Oaks                     7.21      10/15/02         8,285,000
         River Oaks                       7.15      11/15/03         8,918,000
         Rosewood Plantation              6.62      07/15/08         7,949,000
                                                                --------------

                                                                $   84,391,000
                                                                ==============

         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2009 as summarized below:

                                2002            $    8,025,000
                                2003                16,057,000
                                2007                 5,570,000
                                2008                38,232,000
                                2009                 8,387,000
                                                --------------

                               Total            $   76,271,000
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

         During the quarter ended December 31, 1999, we completed construction on the 118-unit first phase of Addison Place, located in north Atlanta. We funded this project with the proceeds from mortgage loan financings, operating cash, and a $9,500,000 construction loan. On October 25, 1999, we repaid the $8,019,000 outstanding on the construction loan plus accrued interest of $38,000 upon closing a $9,500,000 permanent loan secured by the project. Because the property was less than 95% occupied at closing, the lender required us to obtain an $843,000 letter of credit secured by an equal amount of cash. At May 10, 2000, the property was 83% occupied, and the letter of credit will be released when the property achieves 95% occupancy. The permanent loan includes a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The first 12 payments are interest-only payments of $55,021 per month.

         During the quarter ended June 30, 1999, we started construction on the second phase of Addison Place, which will consist of 285 apartment homes. We expect occupancy to begin in the third quarter of 2000. We began construction on a 319-unit community in Charlotte during the fourth quarter of 1999, and we expect to start construction of a 249-unit community located in north Atlanta on our Old Norcross land in the second quarter of 2000. We paid cash for the land for these three new communities, and we expect to fund the cost of construction with construction loans. We are in the process of obtaining construction loans, and we do not expect to begin substantial construction until construction loans are secured.

         On March 28, 2000, we received a written commitment for a $22,500,000 construction loan to complete the second phase of Addison Place. The loan commitment included a five-year term and provides for an interest rate of LIBOR plus 150 basis points. When the loan was closed in May 2000, the interest rate was synthetically converted to a fixed rate of 8.62%.

         On February 1, 2000, we closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points.

         We obtained a $2,000,000 revolving line of credit in June 1999 to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At March 31, 2000, $2,000,000 was outstanding under the line.

         We anticipate that each community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements generally through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short term and in the long term (greater than 12 months). We also expect to fund improvements and renovations at existing communities from property operations. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans and/or the proceeds of property sales.

Stock Repurchase Plan

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share. We purchased 10,000 treasury shares for $74,000 during the three months ended March 31, 2000. We repurchased 74,100 treasury shares for $550,000 during the three months ended March 31, 1999. From October 1, 1998 through March 31, 2000, we have repurchased 150,500 shares for $1,128,000.

Redemptions of Units for Cash

         During the three months ended March 31, 1999, we paid $28,000 to purchase 3,917 units from unitholders who resided outside the state of Georgia. We purchased no units during the three months ended March 31, 2000.

Supplemental Disclosure of Funds From Operations

         We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate a REIT's ability to incur and service debt and to fund distributions and capital expenditures. We believe that to obtain a clear understanding of our operating results, investors should consider FFO along with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards establish by the National Association of Real Estate Investment Trusts ("NAREIT"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except those defined as extraordinary items under generally accepted accounting principles, or GAAP, and gains and losses from sales of depreciable operating property. We are using the amended definition of FFO in reporting our results for all periods on or after January 1, 2000. FFO for the three months ended March 31, 2000 is stated on a consistent basis and was not affected by the adoption of the new NAREIT definition.

         FFO as defined by NAREIT represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of depreciable operating property, plus certain non-cash items such as real estate depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO presented in this report is not necessarily comparable to FFO presented by other real estate companies, because not all real estate companies use the same definition. Our FFO is comparable, however, to the FFO of real estate companies that use the amended NAREIT definition. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or cash flows from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. The following table reconciles net income (loss) to FFO.

                                                  Three Months Ended March 31,
                                                   2000                1999
                                                   ----                ----

Net income (loss) $                                  (12)        $        9
Minority interest of holders of units                 (6)                 6
Amortization (real estate related)                     0                  3
Loss on disposal of real estate assets                39                  9
Depreciation of real estate assets                 1,361              1,317
                                                --------          ---------

Funds From Operations                            $ 1,382          $    1,344
                                               =========          ==========

Weighted average shares and partnership units
         outstanding during the period         7,405,986          7,493,100

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

o Unfavorable changes in market and economic conditions in Atlanta and Charlotte could hurt our occupancy and rental rates.
o Increased competition in the Atlanta and Charlotte markets could limit our ability to lease our apartment homes or increase or maintain rents.
o Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.
o Construction and lease-up risks inherent in our development of the Addison Place, Ballantyne and Old Norcross communities, and the other communities we may develop in the future, could adversely affect our financial performance.
o We might not be able to obtain replacement financing to make balloon payments on our fixed-rate debt, or we might have to refinance our debt on less favorable terms.
o Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.
o Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.
o We could incur costs from environmental problems even though we did not cause, contribute to or know about them.
o Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

In addition, the market price of our common stock may fluctuate as a result of, among other things:

o              our operating results;
o              the  operating  results of other  REITs,  particularly  apartment
               REITs; and
o              changes in the performance of the stock market in general.

Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 3 to the consolidated financial statements included in this report. All of our long-term borrowings are under fixed rate instruments, and our line of credit and land loan interest rates are 150 basis points over the three-month LIBOR rate. We have determined there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS.

         Neither Roberts Realty, Roberts Properties Residential, L.P., nor our apartment communities are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us and Roberts Properties Residential, L.P.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended March 31, 2000.

         During the three months ended March 31, 2000, Roberts Realty cancelled 267 shares of restricted stock as a result of an employee leaving Roberts Realty's employment. The unamortized book value of the cancelled grants equaled $2,000. During the three months ended March 31, 1999, Roberts Realty did not grant or cancel any shares. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of stockholders' equity.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
  No.                                     Description
-------                                   -----------

10.16.1        Promissory Note executed by Roberts Properties Residential,  L.P.
               in favor of Compass Bank, dated January 31, 2000 (Old Norcross).

10.16.2 Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated January 31, 2000 (Old Norcross).

10.16.3        Continuing  Guaranty   (Unlimited)  executed  by  Roberts  Realty
               Investors, Inc. in favor of Compass Bank, dated January 31, 2000 (Old Norcross).

27             Financial Data Schedule.

(b)     We filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2000              ROBERTS REALTY INVESTORS, INC.




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

                                  EXHIBIT INDEX

Exhibit
  No.                                Description
-------                              -----------

   10.16.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated January 31, 2000 (Old Norcross).

   10.16.2 Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated January 31, 2000 (Old Norcross).

   10.16.3     Continuing  Guaranty   (Unlimited)  executed  by  Roberts  Realty
               Investors, Inc. in favor of Compass Bank, dated January 31, 2000 (Old Norcross).

   27          Financial Data Schedule.