Form 10-Q
period 2000-06-30
ROBERTS REALTY INVESTORS INC
filed 2000-08-14
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from   ______________      to ________________

                          Commission File No. 001-13183

                         Roberts Realty Investors, Inc.
                 -----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Georgia                        58-2122873
     --------------------------------------    ------------------
     (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification Number)


    8010 Roswell Road, Suite 120, Atlanta, Georgia                30350
    ----------------------------------------------               ------
         (Address of Principal Executive Offices)              (Zip Code)

         Registrant's telephone number, Including Area Code:  (770) 394-6000

         Indicate by check [X] whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes [X]  No [ ]

The number of outstanding shares of the registrant's Common Stock on August 1, 2000 was 4,910,443 (net of shares held in treasury).

                                TABLE OF CONTENTS

                                                                         PAGE

PART I  FINANCIAL INFORMATION.........................................      1

         ITEM 1.      FINANCIAL STATEMENTS............................      1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...     11

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK...............................     23


PART II  OTHER INFORMATION............................................     24

         ITEM 1.      LEGAL PROCEEDINGS...............................     24

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.......     24

         ITEM 4.      SUBMISSION OF MATTERS TO A
                      VOTE OF SECURITY HOLDERS........................     24

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................     25

                               -------------------

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                           JUNE 30,          DECEMBER 31,
ASSETS                                                                                       2000                 1999
                                                                                          ----------          --------
                                                                                          (Unaudited)
REAL ESTATE ASSETS - At cost:
     Land                                                                                 $  18,048           $  21,120
     Buildings and improvements                                                              88,447              96,124
     Furniture, fixtures and equipment                                                       10,874              11,654
                                                                                          ---------           ---------
                                                                                            117,369             128,898
     Less accumulated depreciation                                                          (21,580)            (21,029)
                                                                                          ---------           ----------
         Operating real estate assets                                                        95,789             107,869

        Land held for future development                                                          0               2,559
     Construction in progress and real estate under development                              21,622              12,393
                                                                                          ---------           ---------

         Net real estate assets                                                             117,411             122,821

CASH AND CASH EQUIVALENTS                                                                     6,959               1,673

RESTRICTED CASH                                                                               1,181               1,202

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $403 and $425 at June 30, 2000 and December 31, 1999, respectively                         974               1,031

OTHER ASSETS - Net                                                                              270                 351
                                                                                          ---------           ---------

                                                                                          $ 126,795           $ 127,078
                                                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

     Mortgage notes payable                                                               $  77,974           $  84,615
     Construction note payable                                                                5,294                   0
     Land note payable                                                                        2,000               3,000
     Line of credit                                                                               0               1,235
     Accounts payable and accrued expenses                                                    2,165               1,238
     Dividends and distributions payable                                                      1,007               1,010
     Due to affiliates (including retainage payable of $348 and $216 at
         June 30, 2000 and December 31, 1999, respectively)                                   2,189               1,214
     Security deposits and prepaid rents                                                        464                 443
                                                                                          ---------           ---------

         Total liabilities                                                                   91,093              92,755
                                                                                          ---------           ---------
COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                11,889              12,013
                                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares                    -                   -
         issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 5,096,101
         and 4,959,697 shares issued at June 30, 2000                                            50                  49
         and December 31, 1999, respectively

     Additional paid-in capital                                                              24,690              25,354
     Less treasury shares, at cost (166,000 and 140,500 shares at
         June 30, 2000 and December 31, 1999, respectively)                                  (1,237)             (1,054)
     Unamortized restricted stock compensation                                                 (127)               (136)
     Retained earnings (accumulated deficit)                                                    437              (1,903)
                                                                                          ---------           ---------
         Total shareholders' equity                                                          23,813              22,310
                                                                                          ---------           ---------

                                                                                          $ 126,795           $ 127,078
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

-------------------------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                      2000                     1999
                                                                                  (Unaudited)             (Unaudited)
OPERATING REVENUES:
     Rental operations                                                             $ 4,790                  $ 4,547
     Other operating income                                                            374                      309
                                                                                    ------                  -------

          Total operating revenues                                                   5,164                    4,856
                                                                                    ------                  -------
OPERATING EXPENSES:
     Personnel                                                                         495                      454
     Utilities                                                                         311                      302
     Repairs, maintenance and landscaping                                              316                      272
     Real estate taxes                                                                 424                      437
     Marketing, insurance and other                                                    217                      214
     General and administrative expenses                                               522                      512
     Depreciation of real estate assets                                              1,342                    1,326
                                                                                    ------                  -------

          Total operating expenses                                                   3,627                    3,517
                                                                                    ------                  -------

INCOME FROM OPERATIONS                                                               1,537                    1,339
                                                                                    ------                  -------
OTHER INCOME (EXPENSE):
    Interest income                                                                     49                       35
     Interest expense                                                               (1,306)                  (1,252)
     Loss on disposal of assets                                                        (21)                     (19)
     Amortization of deferred financing costs                                          (54)                     (64)
     Other amortization expense                                                          0                       (3)
                                                                                    ------                ---------

          Total other expense                                                       (1,332)                  (1,303)
                                                                                    ------                  -------

INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF
      REAL ESTATE ASSET AND EXTRAORDINARY ITEM                                         205                       36

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                          (69)                     (13)
                                                                                    ------                  -------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE ASSET
    AND EXTRAORDINARY ITEM                                                             136                       23

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest
    of unitholders in the operating partnership                                      2,284                        0
                                                                                    ------                  -------

INCOME BEFORE EXTRAORDINARY ITEM                                                     2,420                       23

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                     (68)                       0
                                                                                    ------                  -------

NET INCOME                                                                          $2,352                  $    23
                                                                                    ======                  =======

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary item                                               $ 0.49                  $  0.00

     Extraordinary item                                                              (0.01)                    0.00
                                                                                    --------                -------

     Net income                                                                     $ 0.48                  $  0.00
                                                                                    ======                  =======

     Weighted average common shares - basic                                      4,902,399                4,692,167

     Weighted average common shares - diluted                                    7,403,915                7,445,954

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

-------------------------------------------------------------------------------------------------------------------
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      2000                     1999
                                                                                  (Unaudited)             (Unaudited)
OPERATING REVENUES:
     Rental operations                                                             $ 9,406                  $ 9,047
     Other operating income                                                            733                      565
                                                                                    ------                  -------

          Total operating revenues                                                  10,139                    9,612
                                                                                   -------                  -------

OPERATING EXPENSES:
     Personnel                                                                         949                      886
     Utilities                                                                         639                      608
     Repairs, maintenance and landscaping                                              616                      569
     Real estate taxes                                                                 858                      859
     Marketing, insurance and other                                                    425                      407
     General and administrative expenses                                             1,007                    1,020
     Depreciation of real estate assets                                              2,703                    2,643
                                                                                    ------                  -------

          Total operating expenses                                                   7,197                    6,992
                                                                                    ------                  -------

INCOME FROM OPERATIONS                                                               2,942                    2,620
                                                                                    ------                  -------

OTHER INCOME (EXPENSE):
    Interest income                                                                     95                       80
     Interest expense                                                               (2,679)                  (2,513)
     Loss on disposal of assets                                                        (60)                     (28)
     Amortization of deferred financing costs                                         (111)                    (102)
     Other amortization expense                                                          0                       (6)
                                                                                    ------                ---------

          Total other expense                                                       (2,755)                  (2,569)
                                                                                    ------                ---------

INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF
      REAL ESTATE ASSET AND EXTRAORDINARY ITEM                                         187                       51

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                          (63)                     (19)
                                                                                    -------                 -------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE ASSET
    AND EXTRAORDINARY ITEM                                                             124                       32

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest
    of unitholders in the operating partnership                                      2,284                        0
                                                                                    ------                  -------

INCOME BEFORE EXTRAORDINARY ITEM                                                     2,408                       32

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                     (68)                       0
                                                                                    ------                  -------

NET INCOME                                                                          $2,340                  $    32
                                                                                    ======                  =======

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary items                                              $ 0.49                  $  0.01

     Extraordinary items                                                             (0.01)                    0.00
                                                                                   --------                 -------

     Net income                                                                     $ 0.48                  $  0.01
                                                                                    ======                  =======

     Weighted average common shares - basic                                      4,873,368                4,712,851

     Weighted average common shares - diluted                                    7,404,951                7,469,341


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                             SIX MONTHS ENDED JUNE 30,

                                                                                              2000                1999
                                                                                            --------           -------
                                                                                           (Unaudited)         (Unaudited)

OPERATING ACTIVITIES:
     Net income                                                                              $2,340             $    32
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interest of unitholders in the operating partnership                          63                  19
          Gain on sale of real estate asset                                                  (2,284)                  0
          Loss on disposal of assets                                                             60                  28
          Depreciation and amortization                                                       2,828               2,751
          Extraordinary item, net of minority interest of unitholders in the
          operating partnership                                                                  68                   0
          Amortization of deferred compensation                                                  32                  14
     Change in assets and liabilities:
          Decrease (increase) in restricted cash and cash equivalents                            21                 (76)
          Decrease in other assets                                                               81                 103
          Increase in accounts payable and accrued expenses relating to operations              824               1,009
          Increase in due to affiliates relating to operations                                    0                   1
          Increase in security deposits and prepaid rent                                         21                  48
                                                                                             ------             -------

               Net cash provided by operating activities                                      4,054               3,929
                                                                                             ------             -------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate asset                                                  8,096                   0
     Construction of real estate assets                                                      (7,130)             (7,523)
                                                                                             ------             -------

               Net cash provided by (used in) investing activities                              966              (7,523)
                                                                                             ------             -------

FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable held in escrow                                          0                 150
     Principal repayments on mortgage notes payable                                            (451)               (445)
     Proceeds from land note payable                                                          2,000                   0
     Payoff of land note payable                                                             (3,000)                  0
     Payment of loan costs                                                                     (157)                (65)
     Proceeds from construction loan                                                          5,294               5,432
     Proceeds from short term loan                                                              765                   0
     Payoff of short term loan                                                               (2,000)                  0
     Repurchase of partnership units                                                              0                 (28)
     Repurchase of treasury stock                                                              (183)               (626)
     Payment of dividends and distributions                                                  (2,002)             (2,224)
                                                                                             -------            -------

               Net cash provided by financing activities                                        266               2,194
                                                                                             ------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,286              (1,400)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,673               4,106
                                                                                             ------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $6,959             $ 2,706
                                                                                             ======             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                                 $ 3,170             $ 2,857

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

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the Operating Partnership. Given that Roberts Realty is the sole general partner of the Operating Partnership and had a 66.7% and 65.0% ownership interest in it at June 30, 2000 and December 31, 1999, respectively, Roberts Realty controls the Operating Partnership.

         At June 30, 2000, Roberts Realty owned eight completed multifamily apartment communities totaling 1,633 apartment homes in Atlanta, and an additional 854 apartment homes were under construction (535 in Atlanta and 319 in Charlotte, North Carolina).

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

         The minority interests of the unitholders in the Operating Partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and the Operating Partnership's units outstanding and will change as additional shares and partnership units are issued, units are exchanged for shares, or shares are repurchased in the open market. The minority interest of the unitholders in the earnings of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, which was 33.8% and 37.0% for the three months ended June 30, 2000 and 1999, respectively, and 34.2% and 36.9% for the six months ended June 30, 2000 and 1999, respectively. The minority interest of the unitholders in the operating partnership was $11,889,000 and $12,013,000 at June 30, 2000 and December 31, 1999,
         respectively.

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

3.       ACQUISITIONS AND DISPOSITIONS

         On June 23, 2000, Roberts Realty Investors, Inc. completed the sale of its Ivey Brook community to Ivey Brook Apartments, Inc. for $14,550,000. Ivey Brook is a 146-unit apartment community located in Atlanta, Georgia. Net cash proceeds were $7,256,000 after deducting:

         o $6,190,000 for the mortgage note payable, which was assumed by the buyer;
         o $378,000 for closing costs and prorations; and
         o $726,000 for a partnership profits interest to Roberts Properties, Inc., a non-owned affiliate, under the terms of the agreement of limited partnership of Roberts Properties Residential, L.P., through which Roberts Realty conducts its business. The $726,000 partnership profits interest was included in the $2,189,000 Due to Affiliates at June 30, 2000 and was subsquently paid in July, 2000.



         Unaudited pro forma amounts for the six month periods ended June 30, 2000 and 1999, assuming the sales of Ivey Brook and Bentley Place, which was sold in August, 1999, had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the acquisition and sales occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                     2000              1999
                                                     ----              ----

         Total operating revenues                 $9,250             $8,181
         Net income (loss)                            41                (75)

         Per Share Data - Basic and Diluted

         Net income (loss)                          0.01              (0.02)

4.       NOTES PAYABLE

         Line of Credit. Roberts Realty obtained a $2,000,000 revolving unsecured line of credit in June 1999 to provide funds for short-term working capital purposes. This line of credit has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At June 30, 2000, no amount was outstanding on the line.

         Mortgage Notes. Mortgage notes payable were secured by the following apartment communities at June 30, 2000 and December 31, 1999, as follows:

                                                   Fixed Interest          Principal Outstanding
                                                     Rate as of
    Property Securing Mortgage     Maturity           06/30/00          06/30/00            12/31/99
    --------------------------     --------           --------          --------            --------
    Addison Place - phase I        11/15/09            6.95%        $   9,500,000        $  9,500,000
    Bradford Creek                 06/15/08            7.15             8,228,000           8,273,000
    Crestmark                      10/01/08            6.57            15,683,000          15,778,000
    Highland Park                  02/15/03            7.30             7,793,000           7,844,000
    Ivey Brook                     02/15/07            7.14                     0           6,228,000
    Plantation Trace               10/15/08            7.09            11,697,000          11,760,000
    Preston Oaks                   10/15/02            7.21             8,257,000           8,313,000
    River Oaks                     11/15/03            7.15             8,891,000           8,946,000
    Rosewood Plantation            07/15/08            6.62             7,925,000           7,973,000
                                                                      -----------         -----------
                                                                      $77,974,000         $84,615,000
                                                                      ===========         ===========

         Construction Loan. On May 3, 2000, Roberts Realty closed a $22,500,000 construction loan to fund the construction of the second phase of Addison Place. The loan has a 5-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan was closed, Roberts Realty entered into a separate agreement which synthetically fixed the interest rate at 8.62%.

         Land Loans. In October 1999, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the second phase of Addison Place. The loan was secured by the land for the second phase of Addison Place, had a six-month term, and an interest rate of LIBOR plus 150 basis points. The loan was repaid from proceeds of a construction loan on the second phase of Addison Place - see above.

         On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points.

         Interest capitalized was $291,000 and $140,000 for the three months ended June 30, 2000 and 1999, respectively, and $591,000 and $276,000 for the six months ended June 30, 2000 and 1999, respectively.

         Real estate assets having a combined depreciated cost of approximately $93,966,000 served as collateral for the outstanding mortgage debt at June 30, 2000.

5.       EXTRAORDINARY ITEM

         The 2000 extraordinary item is the write-off of unamortized loan costs related to the Ivey Brook community, which was sold on June 23, 2000. This extraordinary item is net of $35,000, which was allocated to the minority interest of the unitholders in the operating partnership, and calculated based on the weighted average number of partnership units outstanding during the periods presented.

6.       COMMITMENTS AND CONTINGENCIES

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

         Roberts Construction constructed the first phase of Addison Place, consisting of 118 townhomes, pursuant to a cost plus 10% contract. Roberts Construction is currently constructing the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% contract.

         Roberts Construction started construction of the Ballantyne community pursuant to a cost plus 10% contract and intends to hire a third-party general contractor to complete construction of the community under its supervision. The material terms of the contract between Roberts Realty and Roberts Construction will not be altered, and Roberts Construction will continue to oversee the project. Through June 30, 2000, Roberts Realty incurred $181,000 of costs related to the project to Roberts Construction.

         Roberts Construction is currently constructing the Old Norcross community, consisting of 250 apartment homes, under a cost plus 10% contract. Through June 30, 2000, Roberts Realty incurred $104,000 of costs related to the project to Roberts Construction.

         At June 30, 2000, the remaining commitments totaled $15,147,000 as summarized in the following table:

                                        Estimated                            Estimated
                                          Total                              Remaining
                                        Contract           Amount           Contractual
                                         Amount           Incurred          Commitment
                                        ---------         --------          -----------
         Addison Place - phase I     $    9,722,000    $    9,503,000    $      219,000
         Addison Place - phase II        21,035,000         6,107,000        14,928,000
                                     --------------    --------------    --------------
                                     $   30,757,000    $   15,610,000    $   15,147,000
                                     ==============    ==============    ==============


7.       SHAREHOLDERS' EQUITY

         Exchanges of Partnership Units for Shares. During the three months ended June 30, 2000 and 1999, a total of 56,608 and 0 partnership units, respectively, were exchanged for the same number of shares. During the six months ended June 30, 2000 and 1999, a total of 133,099 and 26,907 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         Redemptions of Partnership Units for Cash. During the three and six months ended June 30, 2000, no partnership units were redeemed. During the three months ended June 30, 1999, no partnership units were redeemed. During the six months ended June 30, 1999, a total of 3,917 partnership units were redeemed for cash of $28,000.

         Treasury Stock Repurchases. During the three months ended June 30, 2000, Roberts Realty repurchased 15,500 shares at a total cost of $109,000. During the six months ended June 30, 2000, Roberts Realty repurchased 25,500 shares at a total cost of $183,000. During the three months ended June 30, 1999, Roberts Realty repurchased 10,100 shares at a total cost of $76,000. During the six months ended June 30, 1999, Roberts Realty repurchased 84,200 shares at a total cost of $626,000.

         Dividends. On June 20, 2000, Roberts Realty's Board of Directors declared a quarterly distribution in the amount of $0.135 per common share and partnership unit payable on July 10, 2000 to shareholders and unitholders of record on June 30, 2000. On June 20, 2000, Roberts Realty's Board of Directors also declared a special distribution in connection with the sale of Ivey Brook (Note 3) in the amount of $0.25 per common share and partnership unit payable on July 27, 2000 to shareholders and unitholders of record on July 20, 2000. The second quarter 1999 dividend was $0.15 and was paid to shareholders and unitholders of record as of June 30, 1999.

         Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                           Three Months Ended         Six Months Ended
                                                                           ------------------         ----------------
                                                                           6/30/00      6/30/99      6/30/00      6/30/99
                                                                           -------      -------      -------      -------
         Income before extraordinary item - basic                      $     2,420   $       23   $    2,408   $       32
         Minority interest in income before
                extraordinary item of the
                operating partnership                                        1,236           13        1,230           19
                                                                       -----------   ----------   ----------   ----------

         Income before extraordinary item - diluted                    $     3,656   $       36   $    3,638   $       51
                                                                       ===========   ==========   ==========   ==========

         Net income  - basic                                           $     2,352   $       23   $    2,340   $       32
         Minority interest in net income of the
                operating partnership                                        1,201           13        1,195           19
                                                                       -----------   ----------   ----------   ----------

         Net income - diluted                                          $     3,553   $       36   $    3,535   $       51
                                                                       ===========   ==========   ==========   ==========

         Weighted average shares - basic                                 4,902,399    4,692,167    4,873,368    4,712,851
         Dilutive securities - weighted average partnership units        2,501,516    2,753,787    2,531,583    2,756,490
                                                                       -----------   ----------    ---------    ---------

         Weighted average shares - diluted                               7,403,915    7,445,954    7,404,951    7,469,341
                                                                       ===========   ==========    =========    =========


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

         Roberts Realty owns, operates, and develops multifamily apartment communities located in Georgia and is developing and constructing a community in North Carolina. The existing apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty's total revenues for each of the three and six months ended June 30, 2000 and 1999.

         The primary financial measure for Roberts Realty's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current quarter NOI is compared to prior quarter NOI and current quarter budgeted NOI as a measure of financial performance. NOI from apartment communities totaled $3,401,000, and $3,177,000 for the three months ended June 30, 2000 and 1999, respectively, and $6,652,000 and $6,283,000 for the six months ended June 30, 2000 and 1999, respectively. All other segment measurements are disclosed in Roberts Realty's consolidated financial statements.

9.       NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for reporting and display of derivative instruments, hedges and their components. Roberts Realty will be required to adopt SFAS 133, amended by SFAS 137 and SFAS 138, on January 1, 2001. As of June 30, 2000, Roberts Realty has a construction loan which includes a swap agreement; however, upon closing the loan, the interest rate was synthetically fixed at 8.62%. Roberts Realty has no other derivative instruments or hedging activities and, therefore, does not expect this statement to have a material effect on its financial position and results of operations.

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

Overview

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At June 30, 2000, we owned eight completed multifamily apartment communities, all of which were stabilized, consisting of 1,633 apartment homes.

         We are developing and building three new multifamily communities totaling 854 apartment homes. The 854 apartment homes under construction will increase the size of our portfolio 52% from 1,633 to 2,487 apartment homes. One of our communities under construction is located in Charlotte, North Carolina, and is the first step in our diversification strategy. The other two communities are located in north Atlanta. We began construction of the 285-unit second phase of Addison Place during the third quarter of 1999, and we began construction of a 250-unit apartment community located in north Atlanta on our Old Norcross land during the second quarter of 2000. On June 23, 2000, we sold our 146-unit Ivey Brook community.

Results of Operations

         Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30, 1999. For the three months ended June 30, 2000, we recorded net income of $2,352,000, or $0.48 per share, compared to net income of $23,000, or $0.00 per share, for the three months ended June 30, 1999. Our operating results are due to the following:

         (a) the sale of the Ivey Brook community in June 2000, which resulted in a gain, net of minority interest, of $2,284,000;

         (b) a $193,000 increase in same-property net operating income;

         (c) a $256,000 increase in net operating income from the first phase of Addison Place; and

         (d) an increase in average stabilized occupancy from 95.3% to 95.7%;

             offset by:

         (e) the sale of Bentley Place in August 1999;

         (f) higher interest expense due to:

             o the  permanent financing of the  first phase of  Addison Place in
               October 1999;

             o the land loan on Old Norcross; and

             o higher average borrowings on the line of credit during the quarter; and

         (g) increased depreciation expense.


Our operating performance for all apartment communities is summarized in the following table:

                                               Percentage
                                               Change from     Three Months Ended June 30,
                                              1999 to 2000      2000                 1999
                                              ------------      ----                 ----

       Rental income                                5.3%    $   4,790,000       $   4,547,000
       Total operating revenues                     6.3%    $   5,164,000       $   4,856,000
       Property operating expenses (1)              5.0%    $   1,763,000       $   1,679,000
       Net operating income (2)                     7.1%    $   3,401,000       $   3,177,000
       General and administrative expenses          2.0%    $     522,000       $     512,000
       Depreciation of real estate assets           1.2%    $   1,342,000       $   1,326,000
       Average stabilized occupancy (3)             0.4%            95.7%               95.3%
       Operating expense ratio (4)                 (0.5%)           34.1%               34.6%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2) Net operating income is equal to total operating revenues minus property operating expenses.

(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Addison Place beginning June 1, 2000, Ivey Brook only through June 23, 2000, which was the date the community was sold, and Bentley Place only through August 23, 1999, which was the date the community was sold.

(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance, when compared to the three months ended June 30, 1999, includes a 6.5% increase in operating revenues, a 7.0% increase in net operating income, a 4.5% increase in average monthly rent per apartment home, higher operating margins, and a 0.9% increase in stabilized occupancy from 95.0% to 95.9%. Seven of our communities were fully stabilized during both the three-month periods ended June 30, 2000 and 1999: Bradford Creek, Crestmark, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and Rosewood Plantation.

         Same-property operating results for these communities are summarized in the following table:

                                                  Percentage
                                                  Change from            Three Months Ended June 30,
                                                  1999 to 2000              2000                1999
                                                 ------------              ----                ----

       Rental income                                  5.3%            $   4,063,000       $   3,857,000
       Total operating revenues                       6.5%            $   4,378,000       $   4,112,000
       Property operating expenses (1)                5.3%            $   1,430,000       $   1,358,000
       Net operating income (2)                       7.0%            $   2,948,000       $   2,754,000
       Average stabilized occupancy (3)               0.9%                    95.9%               95.0%
       Operating expense ratio (4)                   (0.3%)                   32.7%               33.0%
       Average monthly rent per apartment home        4.5%            $         953       $         912
       Lease renewal percentage (5)                  (2.0%)                   51.4%               53.4%


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

         The following discussion compares our statements of operations for the three months ended June 30, 2000 and 1999.

         Property operating revenue increased $308,000 or 6.3% from $4,856,000 for the three months ended June 30, 1999 to $5,164,000 for the three months ended June 30, 2000. The increase in operating revenue is due primarily to the following:

         (1) a $361,000 increase in revenue from the first phase of Addison Place; and

         (2) a $265,000 increase in same-property operating revenue, which includes a $42,000 increase in water sub-metering revenue;

             offset by:

         (3) a decrease in revenue of approximately $272,000 due to the sale of Bentley Place; and

         (4) a decrease in revenue of approximately $46,000 due to the sale of Ivey Brook.

         Property operating expenses, excluding depreciation and general and administrative expenses, increased $84,000 or 5.0% from $1,679,000 for the three months ended June 30, 1999 to $1,763,000 for the three months ended June 30, 2000. The increase in operating expenses is due primarily to the following:

         (1) a $105,000 increase in expenses from the first phase of Addison Place; and

         (2) a $72,000 increase in same-property expenses;

             offset by:

         (3) a decrease in expenses of approximately $105,000 due to the sale of Bentley Place.

         General and administrative expenses increased $10,000 or 2.0% from $512,000 for the three months ended June 30, 1999 to $522,000 for the three months ended June 30, 2000. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees, and other costs. General and administrative expenses as a percentage of operating revenues decreased from 10.5% for the three months ended June 30, 1999 to 10.1% for the three months ended June 30, 2000. We expect that as we continue to grow, these expenses will continue to decline as a percentage of operating revenues, even though general and administrative expenses may increase in absolute terms.

         Depreciation expense increased $16,000 or 1.2% from $1,326,000 for the three months ended June 30, 1999 to $1,342,000 for the three months ended June 30, 2000. The increase is due to the depreciation expense from the first phase of Addison Place, offset by a decrease due to the sale of Bentley Place. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense increased $54,000 or 4.3% from $1,252,000 for the three months ended June 30, 1999 to $1,306,000 for the three months ended June 30, 2000. The increase is due primarily to the following:

         (1) the $9,500,000 permanent financing of the first phase of Addison Place in October 1999;

         (2) the closing of the $22,500,000 construction loan secured by the second phase of Addison Place in May 2000, of which $5,294,000 was drawn;

         (3) the closing of the $2,000,000 land loan secured by the second phase of Addison Place in October 1999;

         (4) the closing of the $2,000,000 Old Norcross land loan in February 2000; and

         (5) higher average borrowings on our line of credit;

             offset by:

         (6) higher capitalized interest related to the Ballantyne project and the second phase of Addison Place.

 Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999
 ------------------------------------------------------------------------------

         For the six months ended June 30, 2000, we recorded net income of $2,340,000 or $0.48 per share, compared to net income of $32,000 or $0.01 per share for the six months ended June 30, 1999. The change in operating results is due to the following:

         (a) the sale of the Ivey Brook community in June 2000, which resulted in a gain, net of minority interest, of $2,284,000;

         (b) a $332,000 increase in same-property net operating income; and

         (c) a $382,000 increase in net-operating income from the first pase of Addison Place;

             offset by:

         (d) the sale of Bentley Place in August 1999;

         (e) higher interest expense due to:

             o the permanent financing of the first phase of Addison Place in
               October 1999;
             o the land loans on Old  Norcross  and the second  phase of Addison
               Place;
             o the construction loan on the second phase of Addison Place; and
             o higher  average  borrowings  on the  line of  credit  during  the quarter;

         (f) increased depreciation expense; and

         (g) the decline in average stabilized occupancy from 95.3% to 94.6%.

Our operating performance for all apartment communities is summarized in the following table:

                                                         Percentage
                                                         Change from             Six Months Ended June 30,
                                                        1999 to 2000             2000                 1999
                                                        ------------             ----                 ----

       Rental income                                          4.0%           $   9,406,000       $   9,047,000
       Total operating revenues                               5.5%           $  10,139,000       $   9,612,000
       Property operating expenses (1)                        4.7%           $   3,487,000       $   3,329,000
       Net operating income (2)                               5.9%           $   6,652,000       $   6,283,000
       General and administrative expenses                   (1.3%)          $   1,007,000       $   1,020,000
       Depreciation of real estate assets                     2.3%           $   2,703,000       $   2,643,000
       Average stabilized occupancy (3)                      (0.7%)                  94.6%               95.3%
       Operating expense ratio (4)                           (0.2%)                  34.4%               34.6%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Addison Place beginning June 1, 2000, Ivey Brook only through June 23, 2000, which was the date the community was sold, and Bentley Place only through August 23, 1999, which was the date the community was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance was highlighted by a 5.0% increase in operating revenues, a 6.1% increase in net operating income, and a 4.5% increase in average monthly rent per apartment home. Seven of our communities were fully stabilized during both the six-month periods ended June 30, 2000 and 1999: Bradford Creek, Crestmark, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and Rosewood Plantation

         Same-property operating results for these communities are summarized in the following table:

                                                         Percentage
                                                         Change from             Six Months Ended June 30,
                                                         1999 to 2000              2000                1999
                                                        ------------              ----                ----

       Rental income                                         3.7%            $   7,984,000       $   7,696,000
       Total operating revenues                              5.0%            $   8,585,000       $   8,177,000
       Property operating expenses (1)                       2.7%            $   2,822,000       $   2,747,000
       Net operating income (2)                              6.1%            $   5,763,000       $   5,430,000
       Average stabilized occupancy (3)                     (0.5%)                   94.5%               95.0%
       Operating expense ratio (4)                          (0.7%)                   32.9%               33.6%
       Average monthly rent per apartment home               4.5%            $         950       $        909
       Lease renewal percentage (5)                         (4.1%)                   51.7%               55.8%


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

         The following discussion compares our statements of operations for the six months ended June 30, 2000 and 1999.

         Total operating revenues increased $527,000 or 5.5% from $9,612,000 for the six months ended June 30, 1999 to $10,139,000 for the six months ended June 30, 2000. The increase in operating revenue is due to the following:

(1)      a $651,000  increase in revenue from the first phase of Addison  Place;
         and

(2) a $407,000 increase in same-property operating revenue, which includes a $83,000 increase in water sub-metering revenue;

         offset by:

(3) a decrease in revenue of approximately $542,000 due to the sale of Bentley Place.


         Property operating expenses, excluding depreciation and general and administrative expenses, increased $158,000 or 4.7% from $3,329,000 for the six months ended June 30, 1999 to $3,487,000 for the six months ended June 30, 2000. The increase in operating expenses is due to the following:

(1)      a $268,000  increase in expenses from the first phase of Addison Place;
         and

(2)      a $75,000 increase in same-property expenses;

         offset by:

(3)      a $199,000 decrease in expenses due to the sale of Bentley Place.

         General and administrative expenses decreased $13,000 or 1.3% from $1,020,000 for the six months ended June 30, 1999 to $1,007,000 for the six months ended June 30, 2000. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. General and administrative expenses as a percentage of operating revenues decreased from 10.6% for the six months ended June 30, 1999 to 9.9% for the six months ended June 30, 2000. We expect that as we continue to grow, those expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses may increase in absolute terms.

         Depreciation expense increased $60,000 or 2.3% from $2,643,000 for the six months ended June 30, 1999 to $2,703,000 for the six months ended June 30, 2000. The increase is due to the depreciation expense from the first phase of Addison Place, offset by a decrease due to the sale of Bentley Place. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense increased $166,000 or 6.6% from $2,513,000 for the six months ended June 30, 1999 to $2,679,000 for the six months ended June 30, 2000. The increase is due primarily to the following:

(1) the $9,500,000 permanent financing of the first phase of Addison Place in October 1999;

(2) the closing of the $22,500,000 construction loan secured by the second phase of Addison Place in May 2000, of which $5,294,000 was drawn on the loan;

(3) the closing of the $2,000,000 land loan secured by the second phase of Addison Place in October 1999;

(4)      the closing of the  $2,000,000 Old Norcross land loan in February 2000;
         and

(5)      higher average borrowings on our line of credit;

         offset by:

(6) higher capitalized interest related to the Ballantyne project and the second phase of Addison Place.

         On June 23, 2000, we sold the Ivey Brook community for $14,550,000, which resulted in a gain, net of minority interest, of $2,284,000 on the sale of real estate assets and an extraordinary loss, net of minority interest, of $68,000 on the write-off of unamortized loan costs related to the mortgage note secured by the community. Net sales proceeds were $7,256,000 after deduction for loan assumption by the buyer of $6,190,000, closing costs and prorations of $378,000, and partnership profits interest of $726,000 to Roberts Properties, Inc., a non-owned affiliate, under the terms of the agreement of limited partnership of Roberts Properties Residential, L.P., through which Roberts Realty conducts its business.

Liquidity and Capital Resources

         Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999. Cash and cash equivalents increased $5,286,000 during the six months ended June 30, 2000 compared to an decrease of $1,400,000 during the six months ended June 30, 1999. The increase is due to an increase in cash provided by operating and investing activities offset by a decrease in cash provided by financing activities.

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities increased $125,000 from $3,929,000 during the six months ended June 30, 1999 to $4,054,000 during the six months ended June 30, 2000. The increase in cash flow from operations is due primarily to the additional cash flow from the first phase of Addison Place and the stabilized communities, offset by the sale of Bentley Place. Generally, depreciation and amortization expenses are the most significant adjustments to net income in arriving at cash provided by operating activities.

         Net cash provided by investing activities increased $8,489,000 from net cash used of $7,523,000 during the six months ended June 30, 1999 to net cash provided of $966,000 during the six months ended June 30, 2000. This increase is due primarily to $8,096,000 in net sales proceeds from the sale of Ivey Brook, a $912,000 decrease in new construction costs, offset by a $519,000 increase in development costs. We acquired no existing apartment communities during these periods.

         Net cash provided by financing activities decreased $1,928,000 from $2,194,000 during the six months ended June 30, 1999 to $266,000 during the six months ended June 30, 2000. This decrease is due primarily to the following:


         (a) the payoff of the $3,000,000 land loan which encumbered the land on our second phase of Addison place from proceeds of our construction loan on the community;

         (b)   a decrease of $138,000 in proceeds from construction  loans, from
               $5,432,000   during  the  six  months  ended  June  30,  1999  to
               $5,294,000 during the six months ended June 30, 2000;

         (c) net repayments of $1,235,000 on the $2,000,000 line of credit during the first quarter of 2000, compared to no net borrowings during the six months ended June 30, 1999;

               offset by:

         (d)   the  closing   of  a  $2,000,000  land  loan on  our Old Norcross
               property in February 2000;

         (e) a decrease of $443,000 in cash used to repurchase 84,200 treasury shares for $626,000 during the six months ended June 30, 1999, compared to the repurchase of 25,500 treasury shares for $183,000 during the six months ended June 30, 2000;

         (f) a decrease of $28,000 in cash used to repurchase of 3,917 partnership units for $28,000 during the six months ended June 30, 1999, compared to no partnership units repurchased during the six months ended June 30, 2000; and

         (g) a decrease of $222,000 in quarterly distributions paid, from $2,224,000 for the six months ended June 30, 1999 to $2,002,000 for the six months ended June 30, 2000.

         On June 23, 2000, we completed the sale of our Ivey Brook community for $14,550,000. Net cash proceeds were $7,256,000 after deducting:

         o $6,190,000 for the mortgage note payable, which was assumed by the buyer;

         o $378,000 for closing costs and prorations; and

         o $726,000 for a partnership profits interest to Roberts Properties, Inc., a non-owned affiliate, under the terms of the agreement of limited partnership of Roberts Properties Residential, L.P., through which Roberts Realty conducts its business.

         On June 20, 2000, our Board of Directors declared a special distribution in connection with the sale of Ivey Brook in the amount of $0.25 per common share and partnership unit payable on July 27, 2000 to shareholders and unitholders of record on July 20, 2000.

         The following facts highlight our existing debt structure:

             o each of our eight communities is financed with fixed-rate debt;

             o the average interest rate for all eight  communities is 6.97% per annum;

             o no debt is scheduled to mature before October 2002;

             o the average term to maturity is seven years; and

             o debt principal will amortize at a rate of approximately  $850,000 per year.

         The following table summarizes the debt for each of our eight communities:

                               Fixed Interest                 Principal
                                 Rate as of                  Outstanding
                                  06/30/00     Maturity       06/30/00
                               -------------   --------      -----------

         Addison Place - phase I       6.95%     11/15/09    $   9,500,000
         Bradford Creek                7.15      06/15/08        8,228,000
         Crestmark                     6.57      10/01/08       15,683,000
         Highland Park                 7.30      02/15/03        7,793,000
         Plantation Trace              7.09      10/15/08       11,697,000
         Preston Oaks                  7.21      10/15/02        8,257,000
         River Oaks                    7.15      11/15/03        8,891,000
         Rosewood Plantation           6.62      07/15/08        7,925,000
                                                               -----------

                                                               $77,974,000
                                                               ===========

         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2009 as summarized below:

                                2002            $    8,025,000
                                2003                16,057,000
                                2008                38,232,000
                                2009                 8,387,000
                                                --------------
                               Total            $   70,271,000
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

         During the quarter ended December 31, 1999, we completed construction on the 118-unit first phase of Addison Place, located in north Atlanta. We funded this project with the proceeds from mortgage loan financings, operating cash, and a $9,500,000 construction loan. On October 25, 1999, we repaid the $8,019,000 outstanding on the construction loan plus accrued interest of $38,000 upon closing a $9,500,000 permanent loan secured by the project. Because the property was less than 95% occupied at closing, the lender required us to obtain an $843,000 letter of credit secured by an equal amount of cash. At June 30, 2000, the property was 90% occupied. The letter of credit was released on August 1, 2000 upon the property achieving 95% occupancy. The permanent loan includes a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The first 12 payments are interest-only payments of $55,021 per month.

         During the quarter ended June 30, 1999, we started construction on the second phase of Addison Place, which will consist of 285 apartment homes. We expect occupancy to begin in the third quarter of 2000. We commenced construction on a 319-unit community in Charlotte during the fourth quarter of 1999, and we commenced construction of a 250-unit community located in north Atlanta on our Old Norcross land in the second quarter of 2000. We paid cash for the land for these three new communities, and we expect to fund the cost of construction with construction loans. We are in the process of obtaining construction loans, and we do not expect to begin substantial construction until construction loans are secured.

         On May 3, 2000, we closed a $22,500,000 construction loan to complete the second phase of Addison Place. The loan is secured by the second phase of Addison Place, includes a five-year term, and provides for an interest rate of LIBOR plus 150 basis points. When the loan was closed, the interest rate was synthetically converted to a fixed rate of 8.62%.

         On February 1, 2000, we closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points.

         We renewed our $2,000,000 revolving line of credit in June 2000 to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At June 30, 2000, no amount was outstanding under the line.

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

Stock Repurchase Plan

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share. We repurchased 84,200 treasury shares for $626,000 during the six months ended June 30, 1999. We purchased 25,500 treasury shares for $183,000 during the six months ended June 30, 2000. From October 1, 1998 through June 30, 2000, we have repurchased 166,000 shares for $1,237,000.

Redemptions of Units for Cash

         During the six months ended June 30, 1999, we paid $28,000 to purchase 3,917 units from unitholders who resided outside the state of Georgia. We purchased no units during the six months ended June 30, 2000.

Supplemental Disclosure of Funds From Operations

         We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate a REIT's ability to incur and service debt and to fund distributions and capital expenditures. We believe that to obtain a clear understanding of our operating results, investors should consider FFO along with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards establish by the National Association of Real Estate Investment Trusts ("NAREIT"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except those defined as extraordinary items under generally accepted accounting principles, or ("GAAP"), and gains and losses from sales of depreciable operating property. We are using the amended definition of FFO in reporting our results for all periods on or after January 1, 2000. FFO for the six months ended June 30, 2000 and 1999, respectively, is stated on a consistent basis and was not affected by the adoption of the new NAREIT definition.

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

                                       Three Months Ended June 30,                Six Months Ended June 30,
                                       ---------------------------                -------------------------
                                        2000                1999                  2000                1999
                                        ----                ----                  ----                ----

Net income                            $ 2,352           $      23              $  2,340           $      32
Minority interest of unitholders           69                  13                    63                  19
Extraordinary items                        68                   0                    68                   0
Amortization (real estate related)          0                   3                     0                   6
Loss on disposal of assets                 21                  19                    60                  28
Gain on sale of real estate asset      (2,284)                  0                (2,284)                  0
Depreciation expense                    1,342               1,326                 2,703               2,643
                                      -------           ---------              --------           ---------

Funds From Operations                 $ 1,568           $   1,384                $ 2,950          $   2,728
                                      =======           =========              =========          =========

Weighted average shares and units
     outstanding during the period  7,403,915           7,445,954             7,404,951           7,469,341


New Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for reporting and display of derivative instruments, hedges and their components. Roberts Realty will be required to adopt SFAS 133, amended by SFAS 137 and SFAS 138, on January 1, 2001. As of June 30, 2000, Roberts Realty has a construction loan which includes a swap agreement; however, upon closing the loan, the interest rate was synthetically fixed at 8.62%. Roberts Realty has no other derivative instruments or hedging activities and, therefore, does not expect this statement to have a matieral effect on its financial position and results of operations.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the consolidated financial statements included in this report. All of our long-term borrowings are under fixed rate instruments, and our line of credit and land loan interest rate is 150 basis points over the three-month LIBOR rate. We have determined there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended June 30, 2000.

         During the three months ended June 30, 2000, Roberts Realty granted 3,572 shares of restricted stock to two employees as incentive compensation. The unamortized book value of the grants equaled $25,000. The restrictions on transfer lapse three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of stockholders' equity. During the three months ended June 30, 1999, Roberts Realty did not grant or cancel any shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting on July 13, 2000, for the purpose of electing two members of our Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         Both of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                               VOTES        VOTES
                                                FOR       WITHHELD
                                             --------    -----------

         Charles S. Roberts                  3,540,348       42,482
         James M. Goodrich                   3,544,348       34,482

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
  No.                           Description
-------                         -----------

10.5.4 Agreement of Purchase and Sale between Ivey Brook Apartments, Inc., Purchaser, and Roberts Properties Residential, , L.P., dated June 19, 2000.

10.14.09 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place phase II).

10.14.10 Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place phase II).

10.14.11          Design and Development  Agreement  between Roberts  Properties
                  Residential,   L.P.  and  Roberts  Properties,  Inc.  (Addison
                  Place).

10.14.12          Construction    Administration   Agreement   between   Roberts
                  Residential, L.P. and Roberts Properties, Inc. (Addison Place phase II)

10.15.04          Line  of  Credit   Note   executed   by   Roberts   Properties
                  Residential, L.P. in favor of Compass Bank, dated June 1, 2000, in the original principal amount of $2,000,000.

10.15.05 Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 2000.

10.15.06          Continuing    Guaranty   executed   by   Roberts    Properties
                  Residential,  L.P.  in favor of  Compass  Bank,  dated June 1,
                  2000.

10.16.04 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Old Norcross).

10.16.05          Construction    Administration   Agreement   between   Roberts
                  Residential, L.P. and Roberts Properties, Inc. (Old Norcross).

10.17.01 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Ballantyne).

10.17.02          Construction    Administration   Agreement   between   Roberts
                  Residential, L.P. and Roberts Properties, Inc. (Ballantyne).

27                 Financial Data Schedule.

(b)      We filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 2000               ROBERTS REALTY INVESTORS, INC.





                                     By: /s/ Charles  R.  Elliott
                                         ---------------------------------------
                                         Charles  R.  Elliott,  Chief  Financial
                                         Officer  (The  Registrant's   Principal
                                         Financial and Chief Accounting Officer,
                                         who is duly  authorized  to  sign  this
                                         report)

                                  EXHIBIT INDEX

Exhibit
  No.                              Description
-------                            -----------

10.5.4 Agreement of Purchase and Sale between Ivey Brook Apartments, Inc., Purchaser, and Roberts Properties Residential, , L.P., dated June 19, 2000.

10.14.09 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place phase II).

10.14.10 Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place phase II).

10.14.11          Design and Development  Agreement  between Roberts  Properties
                  Residential,   L.P.  and  Roberts  Properties,  Inc.  (Addison
                  Place).

10.14.12          Construction    Administration   Agreement   between   Roberts
                  Residential, L.P. and Roberts Properties, Inc. (Addison Place phase II)

10.15.04          Line  of  Credit   Note   executed   by   Roberts   Properties
                  Residential, L.P. in favor of Compass Bank, dated June 1, 2000, in the original principal amount of $2,000,000.

10.15.05 Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 2000.

10.15.06          Continuing    Guaranty   executed   by   Roberts    Properties
                  Residential,  L.P.  in favor of  Compass  Bank,  dated June 1,
                  2000.

10.16.04 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Old Norcross).

10.16.05          Construction    Administration   Agreement   between   Roberts
                  Residential, L.P. and Roberts Properties, Inc. (Old Norcross).

10.17.01 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Ballantyne).

10.17.02          Construction    Administration   Agreement   between   Roberts
                  Residential, L.P. and Roberts Properties, Inc. (Ballantyne).

27                Financial Data Schedule.