Form 10-Q
period 2000-09-30
ROBERTS REALTY INVESTORS INC
filed 2000-11-13
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from               to
                               -------------

                          Commission File No. 001-13183

                         ROBERTS REALTY INVESTORS, INC.
                 -----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  GEORGIA                                 58-2122873
       --------------------------------              --------------------
       (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)               Identification Number)


  8010 ROSWELL ROAD, SUITE 120, ATLANTA, GEORGIA                30350
  ----------------------------------------------               ------
       (Address of Principal Executive Offices)               (Zip Code)

         Registrant's telephone number, Including Area Code:  (770) 394-6000

         Indicate by check [X] whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  [X] No [ ]

The number of outstanding shares of the registrant's Common Stock on November 9, 2000 was 4,863,741 (net of shares held in treasury).

                                TABLE OF CONTENTS

                                                                           PAGE

PART I  FINANCIAL INFORMATION............................................  1

         ITEM 1.      FINANCIAL STATEMENTS...............................  1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...... 11

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK.................................. 21


PART II  OTHER INFORMATION............................................... 21

         ITEM 1.      LEGAL PROCEEDINGS.................................. 21

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.......... 22

         ITEM 4.      SUBMISSION OF MATTERS TO A
                      VOTE OF SECURITY HOLDERS........................... 22

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................... 22

                               -------------------

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------

                                                                                         SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                       2000                 1999
                                                                                          ----------          --------
                                                                                          (UNAUDITED)

REAL ESTATE ASSETS - At cost:
     Land                                                                                 $  18,160           $  21,120
     Buildings and improvements                                                              89,426              96,124
     Furniture, fixtures and equipment                                                       11,046              11,654
                                                                                          ---------           ---------
                                                                                            118,632             128,898
     Less accumulated depreciation                                                          (22,713)            (21,029)
                                                                                          ---------           ---------

         Operating real estate assets                                                        95,919             107,869

     Land held for future development                                                             0               2,559
     Construction in progress and real estate under development                              26,241              12,393
                                                                                          ---------           ---------

         Net real estate assets                                                             122,160             122,821

CASH AND CASH EQUIVALENTS                                                                     3,488               1,673

RESTRICTED CASH                                                                                 398               1,202

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $455 and $425 at September 30, 2000 and December 31, 1999, respectively                    932               1,031

OTHER ASSETS - Net                                                                              453                 351
                                                                                          ---------           ---------
                                                                                          $ 127,431           $ 127,078
                                                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

     Mortgage notes payable                                                               $  77,762           $  84,615
     Construction note payable                                                                8,731                   0
     Land note payable                                                                        2,000               3,000
     Line of credit                                                                               0               1,235
     Accounts payable and accrued expenses                                                    2,350               1,238
     Dividends and distributions payable                                                        820               1,010
     Due to affiliates (including retainage payable of $538 and $216 at
         September 30, 2000 and December 31, 1999, respectively)                              2,462               1,214
     Security deposits and prepaid rents                                                        515                 443
                                                                                          ---------           ---------

         Total liabilities                                                                   94,640              92,755
                                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                10,887              12,013
                                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares                    -                   -
         issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 5,125,546 and
         4,959,697 shares issued at September 30, 2000

         and December 31, 1999, respectively                                                     51                  49
     Additional paid-in capital                                                              23,730              25,354
     Less treasury shares, at cost (236,363 and 140,500 shares at
         September 30, 2000 and December 31, 1999, respectively)                             (1,767)             (1,054)
     Unamortized restricted stock compensation                                                 (110)               (136)
     Accumulated deficit                                                                          0              (1,903)
                                                                                          ---------           ---------
         Total shareholders' equity                                                          21,904              22,310
                                                                                          ---------           ---------
                                                                                          $ 127,431           $ 127,078
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                     1999
                                                                                  (UNAUDITED)             (UNAUDITED)

OPERATING REVENUES:
     Rental operations                                                             $ 4,603                  $ 4,560
     Other operating income                                                            330                      301
                                                                                    ------                  -------
          Total operating revenues                                                   4,933                    4,861
                                                                                    ------                  -------
OPERATING EXPENSES:
     Personnel                                                                         496                      496
     Utilities                                                                         318                      350
     Repairs, maintenance and landscaping                                              321                      311
     Real estate taxes                                                                 347                      381
     Marketing, insurance and other                                                    200                      196
     General and administrative expenses                                               572                      490
     Depreciation of real estate assets                                              1,302                    1,434
                                                                                    ------                  -------

          Total operating expenses                                                   3,556                    3,658
                                                                                    ------                  -------

INCOME FROM OPERATIONS                                                               1,377                    1,203
                                                                                    ------                  -------

OTHER INCOME (EXPENSE):
     Interest income                                                                    75                       35
     Interest expense                                                               (1,124)                  (1,357)
     Loss on disposal of assets                                                        (19)                     (19)
     Amortization of deferred financing costs                                          (52)                     (47)
     Other amortization expense                                                          0                       (3)
                                                                                    ------                  -------

          Total other expense                                                       (1,120)                  (1,391)
                                                                                    ------                  -------

INCOME (LOSS) BEFORE MINORITY INTEREST, GAIN ON SALE OF
     REAL ESTATE ASSET AND EXTRAORDINARY ITEM                                          257                     (188)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                          (86)                      69
                                                                                    ------                  -------

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET
     AND EXTRAORDINARY ITEM                                                            171                     (119)

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest
     of unitholders in the operating partnership                                         0                    1,023
                                                                                    ------                  -------

INCOME BEFORE EXTRAORDINARY ITEM                                                       171                      904

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                       0                     (184)
                                                                                    ------                  -------

NET INCOME                                                                          $  171                  $   720
                                                                                    ======                  =======

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary item                                               $ 0.03                  $  0.19

     Extraordinary item                                                               0.00                    (0.04)
                                                                                    ------                  -------

     Net income                                                                     $ 0.03                  $  0.15
                                                                                    ======                  =======

     Weighted average common shares - basic                                      4,910,526                4,712,487

     Weighted average common shares - diluted                                    7,364,793                7,432,748


The accompanying notes are an integral part of these consolidated financial statements.


ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2000                     1999
                                                                                  (UNAUDITED)             (UNAUDITED)


OPERATING REVENUES:
     Rental operations                                                             $14,009                 $ 13,607
     Other operating income                                                          1,063                      866
                                                                                   -------                  -------

          Total operating revenues                                                  15,072                   14,473
                                                                                   -------                  -------

OPERATING EXPENSES:
     Personnel                                                                       1,445                    1,382
     Utilities                                                                         957                      958
     Repairs, maintenance and landscaping                                              937                      880
     Real estate taxes                                                               1,205                    1,240
     Marketing, insurance and other                                                    625                      603
     General and administrative expenses                                             1,579                    1,510
     Depreciation of real estate assets                                              4,005                    4,077
                                                                                   -------                  -------

          Total operating expenses                                                  10,753                   10,650
                                                                                   -------                  -------

INCOME FROM OPERATIONS                                                               4,319                    3,823
                                                                                   -------                  -------

OTHER INCOME (EXPENSE):
     Interest income                                                                   170                      115
     Interest expense                                                               (3,803)                  (3,870)
     Loss on disposal of assets                                                        (79)                     (47)
     Amortization of deferred financing costs                                         (163)                    (149)
     Other amortization expense                                                          0                       (9)
                                                                                   -------                 --------

          Total other expense                                                       (3,875)                  (3,960)
                                                                                   -------                 --------

INCOME (LOSS) BEFORE MINORITY INTEREST, GAINS ON SALE OF
     REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                                        444                     (137)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                         (149)                      50
                                                                                   -------                  -------

INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE ASSETS
    AND EXTRAORDINARY ITEMS                                                            295                      (87)

GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
    of unitholders in the operating partnership                                      2,284                    1,023
                                                                                   -------                  -------

INCOME BEFORE EXTRAORDINARY ITEMS                                                    2,579                      936

EXTRAORDINARY ITEMS - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                     (68)                    (184)
                                                                                   -------                  -------

NET INCOME                                                                         $ 2,511                  $   752
                                                                                   ========                 =======

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary items                                             $  0.52                  $  0.20

     Extraordinary items                                                             (0.01)                   (0.04)
                                                                                   -------                  -------
     Net income                                                                    $  0.51                  $  0.16
                                                                                   =======                  =======
     Weighted average common shares - basic                                      4,885,844                4,712,728

     Weighted average common shares - diluted                                    7,391,467                7,457,009


The accompanying notes are an integral part of these consolidated financial statements.


ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              2000                1999
                                                                                            --------           -------
                                                                                           (UNAUDITED)         (UNAUDITED)


OPERATING ACTIVITIES:
     Net income                                                                              $2,511             $   752
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interest of unitholders in the operating partnership                         149                 (50)
          Gains on sale of real estate asset                                                 (2,284)             (1,023)
          Loss on disposal of assets                                                             79                   47
          Depreciation and amortization                                                       4,189               4,235
          Extraordinary items, net of minority interest of unitholders in the
               operating partnership                                                             68                 184
          Amortization of deferred compensation                                                  49                  22
     Change in assets and liabilities:
          Increase in restricted cash and cash equivalents                                      (39)                (20)
          (Increase) decrease in other assets                                                  (102)                  9
          Increase in accounts payable and accrued expenses relating to operations            1,112                 878
          Increase in security deposits and prepaid rent                                         72                  67
                                                                                             ------             -------

               Net cash provided by operating activities                                      5,804               5,101
                                                                                             ------             -------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate asset                                                  8,096               8,160
     Construction of real estate assets                                                     (12,313)            (12,002)
                                                                                             ------             -------

               Net cash used in investing activities                                         (4,217)             (3,842)
                                                                                             ------             -------

FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable held in escrow                                        843                 150
     Payoff of mortgage notes, including prepayment penalty                                       0              (4,166)
     Principal repayments on mortgage notes payable                                            (663)               (670)
     Proceeds from land note payable                                                          2,000                   0
     Payoff of land note payable                                                             (3,000)                  0
     Payment of loan costs                                                                     (167)                (91)
     Proceeds from construction loan                                                          8,731               7,866
     Proceeds from short term loan                                                              765               1,850
     Payoff of short term loan                                                               (2,000)                  0
     Repurchase of partnership units                                                              0                 (28)
     Repurchase of treasury stock                                                              (713)               (696)
     Payment of partnership profits interest                                                   (726)               (242)
     Payment of dividends and distributions                                                  (4,842)             (7,031)
                                                                                             ------             -------

               Net cash provided by (used in) financing activities                              228              (3,058)
                                                                                             ------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          1,815              (1,799)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,673               4,106
                                                                                             ------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $3,488             $ 2,307
                                                                                             ======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                                 $ 4,736             $ 4,351



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the Operating Partnership. Given that Roberts Realty is the sole general partner of the Operating Partnership and had a 66.8% and 65.0% ownership interest in it at September 30, 2000 and December 31, 1999, respectively, Roberts Realty controls the Operating Partnership.

         At September 30, 2000, Roberts Realty owned eight completed multifamily apartment communities totaling 1,633 apartment homes in Atlanta, and an additional 854 apartment homes were under construction (535 in Atlanta and 319 in Charlotte, North Carolina).

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

         The minority interests of the unitholders in the Operating Partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and the Operating Partnership's units outstanding and will change as additional shares and partnership units are issued, units are exchanged for shares, or shares are repurchased in the open market. The minority interest of the unitholders in the earnings of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, and was 33.3% and 36.6% for the three months ended September 30, 2000 and 1999, respectively, and 33.9% and 36.8% for the nine months ended September 30, 2000 and 1999, respectively. The minority interest of the unitholders in the operating partnership was $10,887,000 and $12,013,000 at September 30, 2000 and December 31,
         1999, respectively.

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

         o  $378,000 for closing costs and prorations; and

         o $726,000 for a partnership profits interest to Roberts Properties, Inc., a non-owned affiliate, under the terms of the agreement of limited partnership of Roberts Properties Residential, L.P., through which Roberts Realty conducts its business. The $726,000 partnership profits interest was subsequently paid in July, 2000.

         Unaudited pro forma amounts for the nine month periods ended September 30, 2000 and 1999, assuming the sales of Ivey Brook and Bentley Place, which was sold in August, 1999, had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the acquisition and sales occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                         2000              1999
                                                         ----              ----

         Total operating revenues                    $14,182            $12,421
         Net income (loss)                               208               (261)

         Per Share Data - Basic and Diluted

         Net income (loss)                              0.01              (0.06)


4.       NOTES PAYABLE

         LINE OF CREDIT. Roberts Realty renewed a $2,000,000 revolving unsecured line of credit in June 2000 to provide funds for short-term working capital purposes. This line of credit has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At September 30, 2000, no amount was outstanding on the line.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following apartment communities at September 30, 2000 and December 31, 1999, as follows:

                                                                  FIXED INTEREST          PRINCIPAL OUTSTANDING
                                                                    RATE AS OF
         PROPERTY SECURING MORTGAGE              MATURITY           09/30/00          09/30/00            12/31/99
         --------------------------              --------           --------          --------            --------

         Addison Place - phase I                 11/15/09            6.95%          $ 9,500,000        $  9,500,000
         Bradford Creek                          06/15/08            7.15             8,205,000           8,273,000
         Crestmark                               10/01/08            6.57            15,635,000          15,778,000
         Highland Park                           02/15/03            7.30             7,767,000           7,844,000
         Ivey Brook                              02/15/07            7.14                     0           6,228,000
         Plantation Trace                        10/15/08            7.09            11,665,000          11,760,000
         Preston Oaks                            10/15/02            7.21             8,228,000           8,313,000
         River Oaks                              11/15/03            7.15             8,862,000           8,946,000
         Rosewood Plantation                     07/15/08            6.62             7,900,000           7,973,000
                                                                                    -----------         -----------
                                                                                    $77,762,000         $84,615,000
                                                                                    ===========         ===========

         CONSTRUCTION LOAN. On May 3, 2000, Roberts Realty closed a $22,500,000 construction loan to fund the construction of the second phase of Addison Place. The loan has a 5-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan was closed, Roberts Realty entered into a separate agreement which synthetically fixed the interest rate at 8.62%. At September 30, 2000, $8,731,000 was drawn on the loan.

         LAND LOANS. In October 1999, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the second phase of Addison Place. The loan was secured by the land for the second phase of Addison Place, had a six-month term, and an interest rate of LIBOR plus 150 basis points. The loan was repaid from the proceeds of a construction loan on the second phase of Addison Place - see above.

         On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points.

         Interest capitalized was $324,000 and $134,000 for the three months ended September 30, 2000 and 1999, respectively, and $915,000 and $469,000 for the nine months ended September 30, 2000 and 1999, respectively.

         Real estate assets having a combined depreciated cost of approximately $94,122,000 served as collateral for the outstanding mortgage debt at September 30, 2000.

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

         Roberts Construction started construction of the 319-unit Ballantyne community pursuant to a cost plus 10% contract and intends to hire a third-party general contractor to complete construction of the community under its supervision. The material terms of the contract between Roberts Realty and Roberts Construction will not be altered, and Roberts Construction will continue to oversee the project. Through September 30, 2000, Roberts Realty incurred $624,000 of costs related to the project to Roberts Construction.

         Roberts Construction is currently constructing the Old Norcross community, consisting of 250 apartment homes, under a cost plus 10% contract. Through September 30, 2000, Roberts Realty incurred $164,000 of costs related to the project to Roberts Construction.

         At September 30, 2000, the remaining commitments totaled $10,786,000 as summarized in the following table:

                                   ESTIMATED                        ESTIMATED
                                     TOTAL                          REMAINING
                                   CONTRACT         AMOUNT         CONTRACTUAL
                                    AMOUNT         INCURRED        COMMITMENT

     Addison Place - phase I    $    9,715,000  $    9,625,000  $       90,000
     Addison Place - phase II       21,035,000      10,339,000      10,696,000
                                    ----------      ----------      ----------
                                $   30,750,000  $   19,964,000  $   10,786,000
                                ==============  ==============  ==============


7.       SHAREHOLDERS' EQUITY

         EXCHANGES OF PARTNERSHIP UNITS FOR SHARES. During the three months ended September 30, 2000 and 1999, a total of 27,978 and 85,421 partnership units, respectively, were exchanged for the same number of shares. During the nine months ended September 30, 2000 and 1999, a total of 161,077 and 112,328 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         REDEMPTIONS OF PARTNERSHIP UNITS FOR CASH. During the three and nine months ended September 30, 2000, no partnership units were redeemed. During the three months ended September 30, 1999, no partnership units were redeemed. During the nine months ended September 30, 1999, a total of 3,917 partnership units were redeemed for cash of $28,000.

         TREASURY STOCK REPURCHASES. During the three months ended September 30, 2000, Roberts Realty repurchased 70,363 shares at a total cost of $530,000. During the nine months ended September 30, 2000, Roberts Realty repurchased 95,863 shares at a total cost of $713,000. During the three months ended September 30, 1999, Roberts Realty repurchased 9,000 shares at a total cost of $70,000. During the nine months ended September 30, 1999, Roberts Realty repurchased 93,200 shares at a total cost of $696,000.

         DIVIDENDS. On September 7, 2000, Roberts Realty's Board of Directors declared a quarterly distribution in the amount of $0.11 per common share and partnership unit payable on October 13, 2000 to shareholders and unitholders of record on September 29, 2000. The third quarter 1999 dividend was $0.15 and was paid to shareholders and unitholders of record as of September 30, 1999.

         EARNINGS PER SHARE. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           ------------------         -----------------
                                                                           9/30/00      9/30/99      9/30/00      9/30/99
                                                                           -------      -------      -------      -------
         Income before extraordinary item - basic                      $       171   $      904   $    2,579   $      936
         Minority interest in income before
                extraordinary item of the
                operating partnership                                           86          522        1,316          541
                                                                       -----------   ----------   ----------   ----------

         Income before extraordinary item - diluted                    $       257   $    1,426   $    3,895   $    1,477
                                                                       ===========   ==========   ==========   ==========

         Net income  - basic                                           $       171   $      720   $    2,511   $      752
         Minority interest in net income of the
                operating partnership                                           86          415        1,281          433
                                                                       -----------   ----------   ----------   ----------

         Net income - diluted                                          $       257   $    1,135   $    3,792   $    1,185
                                                                       ===========   ==========   ==========   ==========

         Weighted average shares - basic                                 4,910,526    4,712,487    4,885,844    4,712,728
         Dilutive securities - weighted average partnership units        2,454,268    2,720,261    2,505,623    2,744,281
                                                                       -----------   ----------   ----------    ---------

         Weighted average shares - diluted                               7,364,793    7,432,748    7,391,467    7,457,009
                                                                       ===========   ==========   ==========    =========


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

         Roberts Realty owns, operates, and develops multifamily apartment communities located in Georgia and is developing and constructing a community in North Carolina. The existing apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty's total revenues for each of the three and nine months ended September 30, 2000 and 1999.

         The primary financial measure for Roberts Realty's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current quarter NOI is compared to prior quarter NOI and current quarter budgeted NOI as a measure of financial performance. NOI from apartment communities totaled $3,251,000, and $3,127,000 for the three months ended September 30, 2000 and 1999, respectively, and $9,903,000 and $9,410,000 for the nine months ended September 30, 2000 and 1999, respectively. All other segment measurements are disclosed in Roberts Realty's consolidated financial statements.

9.       NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for reporting and display of derivative instruments, hedges and their components. Roberts Realty will be required to adopt SFAS 133, amended by SFAS 137 and SFAS 138, on January 1, 2001. As of September 30, 2000, Roberts Realty has a construction loan which includes a swap agreement; however, upon closing the loan, the interest rate was synthetically fixed at 8.62%. Roberts Realty has no other derivative instruments or hedging activities and, therefore, does not expect this statement to have a material effect on its financial position and results of operations.

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

OVERVIEW

         Roberts Realty Investors, Inc. owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. As of September 30, 2000, all eight of our existing communities - River Oaks, Rosewood Plantation, Plantation Trace, Preston Oaks, Highland Park, Crestmark, Addison Place (phase I), and Bradford Creek - containing a total of 1,633 apartment units, are stabilized. We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. One of our communities achieved stabilization during one of the periods for which our financial results are discussed below. That community, Addison Place phase I, achieved stabilization as of June 1, 2000.

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

During the periods for which our financial results are shown below, we sold:

           o the 117-unit Bentley Place community on August 23, 1999; and
           o the 146-unit Ivey Brook community on June 23, 2000.

         In our discussion below we have noted where relevant the effects of the stabilization of Addison Place phase I and the sales of Bentley Place and Ivey Brook.

RESULTS OF OPERATIONS

         Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999. For the three months ended September 30, 2000, we recorded net income of $171,000, or $0.03 per share, compared to net income of $720,000, or $0.15 per share, for the three months ended September 30, 1999. Our operating results are due to the following:

         (a) a $303,000 increase in same-property net operating income;

         (b) a $229,000 increase in net operating income from the first phase of Addison Place; and

         (c) an increase in average stabilized occupancy from 95.2% to 97.1%;

         offset by:

         (d) the sale of Bentley Place in August 1999, which resulted in a $1,023,000 gain, net of minority interest, in the 1999 period but which we no longer owned in the 2000 period;

         (e) the sale of Ivey Brook in June 2000, which we owned during the 1999 period but not in the 2000 period; and

         (f) higher general and administrative expenses.

Our operating performance for all apartment communities is summarized in the following table:

                                                         PERCENTAGE
                                                         CHANGE FROM         THREE MONTHS ENDED SEPTEMBER 30,
                                                        1999 TO 2000             2000                 1999
                                                        ------------             ----                 ----

       Rental income                                          0.9%           $   4,603,000       $   4,560,000
       Total operating revenues                               1.5%           $   4,933,000       $   4,861,000
       Property operating expenses (1)                       (3.0%)          $   1,682,000       $   1,734,000
       Net operating income (2)                               4.0%           $   3,251,000       $   3,127,000
       General and administrative expenses                   16.7%           $     572,000       $     490,000
       Depreciation of real estate assets                    (9.2%)          $   1,302,000       $   1,434,000
       Average stabilized occupancy (3)                       1.9%                   97.1%               95.2%
       Operating expense ratio (4)                           (1.6%)                  34.1%               35.7%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Addison Place beginning June 1, 2000, its stabilization date, and Bentley Place only through August 23, 1999, the date it was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance, when compared to the three months ended September 30, 1999, includes an 8.6% increase in operating revenues, an 11.4% increase in net operating income, a 3.7% increase in average monthly rent per apartment home, higher operating margins, and a 2.0% increase in stabilized occupancy from 94.7% to 96.7%. Seven of our communities were fully stabilized during both the three-month periods ended September 30, 2000 and 1999: Bradford Creek, Crestmark, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and Rosewood Plantation.

         Same-property operating results for these communities are summarized in the following table:

                                                         PERCENTAGE
                                                         CHANGE FROM         THREE MONTHS ENDED SEPTEMBER 30,
                                                         1999 TO 2000              2000                1999
                                                        ------------              ----                ----

       Rental income                                         7.8%            $   4,168,000       $   3,866,000
       Total operating revenues                              8.6%            $   4,473,000       $   4,117,000
       Property operating expenses (1)                       3.6%            $   1,513,000       $   1,460,000
       Net operating income (2)                             11.4%            $   2,960,000       $   2,657,000
       Average stabilized occupancy (3)                      2.0%                    96.7%               94.7%
       Operating expense ratio (4)                          (1.7%)                   33.8%               35.5%
       Average monthly rent per apartment home               3.7%            $         964       $         930
       Lease renewal percentage (5)                          1.5%                    50.9%               49.4%


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

         The following discussion compares our statements of operations for the three months ended September 30, 2000 and 1999.

         Property operating revenue increased $72,000 or 1.5% from $4,861,000 for the three months ended September 30, 1999 to $4,933,000 for the three months ended September 30, 2000. The increase in operating revenue is due primarily to the following:

         (1) a $334,000 increase in revenue from the first phase of Addison Place; and

         (2) a $356,000 increase in same-property operating revenue, which includes a $33,000 increase in water sub-metering revenue;

         offset by

         (3) a decrease in revenue of approximately $160,000 due to the sale of Bentley Place; and

         (4) a decrease in revenue of approximately $459,000 due to the sale of Ivey Brook.

         Property operating expenses, excluding depreciation and general and administrative expenses, decreased $52,000 or 3.0% from $1,734,000 for the three months ended September 30, 1999 to $1,682,000 for the three months ended September 30, 2000. The decrease in operating expenses is due primarily to the following:

         (1) a decrease in expenses of approximately $65,000 due to the sale of Bentley Place; and

         (2) a decrease in expenses of approximately $131,000 due to the sale of Ivey Brook;

         offset by

         (3) a $105,000 increase in expenses from the first phase of Addison Place; and

         (4) a $54,000 increase in same-property expenses.

         General and administrative expenses increased $82,000 or 16.7% from $490,000 for the three months ended September 30, 1999 to $572,000 for the three months ended September 30, 2000. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees, and other costs. General and administrative expenses as a percentage of operating revenues increased from 10.1% for the three months ended September 30, 1999 to 11.6% for the three months ended September 30, 2000.

         Depreciation expense decreased $132,000 or 9.2% from $1,434,000 for the three months ended September 30, 1999 to $1,302,000 for the three months ended September 30, 2000. The decrease is due to sales of Ivey Brook and Bentley Place, offset by the depreciation expense from the first phase of Addison Place. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense decreased $233,000 or 17.2% from $1,357,000 for the three months ended September 30, 1999 to $1,124,000 for the three months ended September 30, 2000 due primarily to the sale of Ivey Brook.

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999


         For the nine months ended September 30, 2000, we recorded net income of $2,511,000 or $0.51 per share, compared to net income of $752,000 or $0.16 per share for the nine months ended September 30, 1999. The change in operating results is due to the following:

         (a) a $2,284,000 gain, net of minority interest, resulting from the sale of the Ivey Brook community in June 2000;

         (b) a $634,000 increase in same-property net operating income;

         (c) a $612,000 increase in net operating income from the first phase of Addison Place;

         (d) decreased depreciation expense; and

         (e) an increase in average stabilized occupancy from 95.2% to 95.4%;

         offset by:

         (f) a $1,023,000 gain, net of minority interest, resulting from the sale of Bentley Place in August 1999; and

         (g) the decrease in net operating income resulting from the sales of Bentley Place and Ivey Brook.

Our operating performance for all apartment communities is summarized in the following table:

                                                         PERCENTAGE
                                                         CHANGE FROM          NINE MONTHS ENDED SEPTEMBER 30,
                                                         1999 TO 2000             2000                 1999
                                                        ------------             ----                 ----

       Rental income                                          3.0%           $  14,009,000       $  13,607,000
       Total operating revenues                               4.1%           $  15,072,000       $  14,473,000
       Property operating expenses (1)                        2.1%           $   5,169,000       $   5,063,000
       Net operating income (2)                               5.2%           $   9,903,000       $   9,410,000
       General and administrative expenses                    4.6%           $   1,579,000       $   1,510,000
       Depreciation of real estate assets                    (1.8%)          $   4,005,000       $   4,077,000
       Average stabilized occupancy (3)                       0.2%                   95.4%               95.2%
       Operating expense ratio (4)                           (0.7%)                  34.3%               35.0%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Addison Place beginning June 1, 2000, the date it was stabilized; Ivey Brook only through June 23, 2000, the date it was sold; and Bentley Place only through August 23, 1999, the date it was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance was highlighted by a 6.2% increase in operating revenues, higher operating margins, a 7.8% increase in net operating income, and a 4.3% increase in average monthly rent per apartment home. Seven of our communities were fully stabilized during both the nine-month periods ended September 30, 2000 and 1999: Bradford Creek, Crestmark, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and Rosewood Plantation.

         Same-property operating results for these communities are summarized in the following table:

                                                         PERCENTAGE
                                                         CHANGE FROM          NINE MONTHS ENDED SEPTEMBER 30,
                                                         1999 TO 2000              2000                1999
                                                        ------------              ----                ----

       Rental income                                         5.1%            $  12,152,000       $  11,563,000
       Total operating revenues                              6.2%            $  13,058,000       $  12,295,000
       Property operating expenses (1)                       3.1%            $   4,336,000       $   4,207,000
       Net operating income (2)                              7.8%            $   8,722,000       $   8,088,000
       Average stabilized occupancy (3)                      0.4%                    95.3%               94.9%
       Operating expense ratio (4)                          (1.0%)                   33.2%               34.2%
       Average monthly rent per apartment home               4.3%            $         955       $        916
       Lease renewal percentage (5)                         (2.0%)                   51.4%               53.4%


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

         The following discussion compares our statements of operations for the nine months ended September 30, 2000 and 1999.

         Total operating revenues increased $599,000 or 4.1% from $14,473,000 for the nine months ended September 30, 1999 to $15,072,000 for the nine months ended September 30, 2000. The increase in operating revenue is due to the following:

         (1) a $985,000 increase in revenue from the first phase of Addison Place; and

         (2) a $763,000 increase in same-property operating revenue, which includes a $116,000 increase in water sub-metering revenue;

         offset by

         (3) a decrease in revenue of approximately $701,000 due to the sale of Bentley Place; and

         (4) a decrease in revenue of approximately $459,000 due to the sale of Ivey Brook.

         Property operating expenses, excluding depreciation and general and administrative expenses, increased $106,000 or 2.1% from $5,063,000 for the nine months ended September 30, 1999 to $5,169,000 for the nine months ended September 30, 2000. The increase in operating expenses is due to the following:

         (1) a $373,000 increase in expenses from the first phase of Addison Place; and

         (2) a $129,000 increase in same-property expenses;

         offset by:

         (3) a $264,000 decrease in expenses due to the sale of Bentley Place;
             and

         (4) an $87,000 decrease in expenses due to the sale of Ivey Brook.

         General and administrative expenses increased $69,000 or 4.6% from $1,510,000 for the nine months ended September 30, 1999 to $1,579,000 for the nine months ended September 30, 2000. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. General and administrative expenses as a percentage of operating revenues increased from 10.4% for the nine months ended September 30, 1999 to 10.5% for the nine months ended September 30, 2000.

         Depreciation expense decreased $72,000 or 1.8% from $4,077,000 for the nine months ended September 30, 1999 to $4,005,000 for the nine months ended September 30, 2000. The decrease is due to the sales of Ivey Brook and Bentley Place, offset by the depreciation expense from the first phase of Addison Place. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense decreased $67,000 or 1.7% from $3,870,000 for the nine months ended September 30, 1999 to $3,803,000 for the nine months ended September 30, 2000, due to the sale of Ivey Brook.

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

LIQUIDITY AND CAPITAL RESOURCES

         Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999. Cash and cash equivalents increased $1,815,000 during the nine months ended September 30, 2000 compared to a decrease of $1,799,000 during the nine months ended September 30, 1999. The increase is due to an increase in cash provided by operating and financing activities offset by an increase in cash used in investing activities.

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of our apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities increased $703,000 from $5,101,000 during the nine months ended September 30, 1999 to $5,804,000 during the nine months ended September 30, 2000. The increase in cash flow from operations is due primarily to the additional cash flow from the first phase of Addison Place and the stabilized communities, offset by the sales of Ivey Brook and Bentley Place. Generally, depreciation and amortization expenses are the most significant adjustments to net income in arriving at cash provided by operating activities.

         Net cash used in investing activities increased $375,000 from $3,842,000 during the nine months ended September 30, 1999 to $4,217,000 during the nine months ended September 30, 2000. This increase is due to a $311,000 increase in new construction costs, and a $64,000 decrease in proceeds from sales of real estate. We acquired no existing apartment communities during these periods.

         Net cash provided by financing activities increased $3,286,000 from net cash used of $3,058,000 during the nine months ended September 30, 1999 to net cash provided of $228,000 during the nine months ended September 30, 2000. This increase is due primarily to the following:

         (a) proceeds from mortgage notes payable held in escrow of $843,000 during the nine months ended September 30, 2000 compared to proceeds from mortgage notes payable held in escrow of $150,000 during the nine months ended September 30, 1999;

         (b) the payoff of the Bentley Place mortgage note totaling $4,166,000 (which includes a prepayment fee), upon the sale of Bentley Place in August 1999, compared to no mortgage note payoffs in 2000;

         (c) the closing of a $2,000,000 land loan on our Old Norcross property in February 2000;

         (d) an increase of $723,000 in proceeds from construction loans, from $7,866,000 during the nine months ended September 30, 1999 to $8,589,000 during the nine months ended September 30, 2000;

         (e) the decrease of $2,189,000 in quarterly dividends and distributions paid, from $7,031,000 for the nine months ended September 30, 1999 to $4,842,000 for the nine months ended September 30, 2000; and
                  offset by:

         (f) the payoff of the $3,000,000 land loan on Addison Place phase II from proceeds of our construction loan for that community;

         (g) net repayments of $1,235,000 on the $2,000,000 line of credit during the nine months ended September 30, 2000, compared to net borrowings of $1,850,000 during the nine months ended September 30, 1999; and

         (h) the increase of $484,000 in partnership profits interest paid, from $242,000 for the nine months ended September 30, 1999 to $726,000 for the nine months ended September 30, 2000.

         As previously stated, we sold Ivey Brook on June 23, 2000 for $14,550,000, with net cash proceeds of $7,256,000.

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

         The following table summarizes the debt for each of our eight communities:

                                         FIXED INTEREST                             PRINCIPAL
                                           RATE AS OF                              OUTSTANDING
                                            09/30/00             MATURITY           09/30/00
                                         --------------          --------          -----------
         Addison Place - phase I                6.95%             11/15/09       $    9,500,000
         Bradford Creek                         7.15              06/15/08            8,205,000
         Crestmark                              6.57              10/01/08           15,635,000
         Highland Park                          7.30              02/15/03            7,767,000
         Plantation Trace                       7.09              10/15/08           11,665,000
         Preston Oaks                           7.21              10/15/02            8,228,000
         River Oaks                             7.15              11/15/03            8,862,000
         Rosewood Plantation                    6.62              07/15/08            7,900,000
                                                                                     ----------
                                                                                 $   77,762,000
                                                                                     ==========


         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2009 as summarized below:

                                2002            $    8,025,000
                                2003                16,057,000
                                2008                38,232,000
                                2009                 8,387,000
                                                --------------

                               Total            $   70,701,000
                                                ==============

         Because we anticipate that only a small portion of the principal of that indebtedness will be repaid before maturity and that we will not have funds on hand sufficient to repay that indebtedness, we will need to refinance that debt through (a) debt financing collateralized by mortgages on individual communities or groups of communities and/or (b) equity offerings.

         During the quarter ended December 31, 1999, we completed construction on the 118-unit first phase of Addison Place, located in north Atlanta. We funded this project with the proceeds from mortgage loan financings, operating cash, and a $9,500,000 construction loan. On October 25, 1999, we repaid the $8,019,000 outstanding on the construction loan plus accrued interest of $38,000 upon closing a $9,500,000 permanent loan secured by the project. Because the property was less than 95% occupied at closing, the lender required us to obtain an $843,000 letter of credit secured by an equal amount of cash. The letter of credit was released on August 1, 2000 when the property achieved 95% occupancy. The permanent loan includes a 10-year term with a fixed interest rate of 6.95% payable in monthly installments of $62,885 based on a 30-year amortization schedule. The first 12 payments are interest-only payments of $55,021 per month.

         During the quarter ended June 30, 1999, we started construction on the second phase of Addison Place, which will consist of 285 apartment homes. Occupancy began in the third quarter of 2000. We commenced construction on a 319-unit community in Charlotte during the fourth quarter of 1999, and we commenced construction on a 250-unit community located in north Atlanta on our Old Norcross land in the second quarter of 2000. We paid cash for the land for these three new communities, and we expect to fund the cost of construction with construction loans. We are in the process of obtaining construction loans, and we do not expect to begin substantial construction until construction loans are secured.

         On May 3, 2000, we closed a $22,500,000 construction loan to complete the second phase of Addison Place. The loan is secured by the second phase of Addison Place, has a five-year term, and provides for an interest rate of LIBOR plus 150 basis points. When the loan was closed, the interest rate was synthetically converted to a fixed rate of 8.62%. At September 30, 2000, $8,731,000 was outstanding under the loan.

         On February 1, 2000, we closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points. We plan to obtain a construction loan to repay the land loan and to finance the construction of the project.

         We renewed our $2,000,000 revolving line of credit in June 2000 to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At September 30, 2000, no amount was outstanding under the line.

         We anticipate that each community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements generally through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short term and in the long term (greater than 12 months). We also expect to fund improvements and renovations at existing communities from property operations. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans and/or the proceeds from property sales.

STOCK REPURCHASE PLAN

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share. We repurchased 93,200 treasury shares for $696,000 during the nine months ended September 30, 1999. We purchased 95,863 treasury shares for $713,000 during the nine months ended September 30, 2000. From October 1, 1998 through September 30, 2000, we have repurchased 236,363 shares for $1,767,000.

REDEMPTIONS OF UNITS FOR CASH

         During the nine months ended September 30, 1999, we paid $28,000 to purchase 3,917 units from unitholders who resided outside the state of Georgia. We purchased no units during the nine months ended September 30, 2000.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

         We consider funds from operations ("FFO") to be a useful performance measure of the operating performance of an equity REIT. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate a REIT's ability to incur and service debt and to fund distributions and capital expenditures. We believe that to obtain a clear understanding of our operating results, investors should consider FFO along with net income as presented in the financial statements and data included elsewhere in this report. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring items, except those defined as extraordinary items under generally accepted accounting principles, or ("GAAP"), and gains and losses from sales of depreciable operating property. We are using the amended definition of FFO in reporting our results for all periods on or after January 1, 2000. FFO for the nine months ended September 30, 2000 and 1999, respectively, is stated on a consistent basis and was not affected by the adoption of the new NAREIT definition.

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

                                      THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------                -------------------------------
                                                  2000                1999                      2000                1999
                                                  ----                ----                      ----                ----
Net income                                      $   171           $     720                 $  2,511           $     752
Minority interest of unitholders                     86                 (69)                     149                 (50)
Extraordinary items                                   0                 184                       68                 184
Amortization (real estate related)                    0                   3                        0                   9
Loss on disposal of assets                           19                  19                       79                  47
Gains on sale of real estate asset                    0              (1,023)                  (2,284)             (1,023)
Depreciation expense                              1,302               1,434                    4,005               4,077
                                                -------           ---------                  -------            --------

Funds From Operations                           $ 1,578           $   1,268                 $  4,528           $   3,996
                                              =========           =========                =========           =========
Weighted average shares and units
     outstanding during the period            7,364,793           7,432,748                7,391,467           7,457,009



NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes standards for reporting and display of derivative instruments, hedges and their components. Roberts Realty will be required to adopt SFAS 133, amended by SFAS 137 and SFAS 138, on January 1, 2001. As of September 30, 2000, Roberts Realty has a construction loan which includes a swap agreement; however, upon closing the loan, the interest rate was synthetically fixed at 8.62%. Roberts Realty has no other derivative instruments or hedging activities and, therefore, does not expect this statement to have a material effect on its financial position and results of operations.

INFLATION

         Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable us to seek increases in rents after the expiration of each lease. We believe the short-term nature of these leases reduces our risk of the adverse effects of inflation.

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

         o Construction and lease-up risks inherent in our development of the Addison Place, Old Norcross, and Charlotte communities, and other communities we may develop in the future, could adversely affect our financial performance.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended September 30, 2000.

         During the three months ended September 30, 2000, Roberts Realty granted 1,467 shares of restricted stock to three employees as incentive compensation. The unamortized book value of the grants equaled $11,000. The restrictions on transfer lapse three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of stockholders' equity. During the three months ended September 30, 1999, Roberts Realty granted 3,996 shares of restricted stock to five employees as incentive compensation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As previously reported in our Form 10-Q for the quarter ended June 30, 2000, we held our annual meeting on July 13, 2000, for the purpose of electing two members of our Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         Both of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                               VOTES                     VOTES
                                                FOR                    WITHHELD
                                               ------                  --------

         Charles S. Roberts                  3,540,348                    42,482
         James M. Goodrich                   3,544,348                    34,482


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

EXHIBIT
  NO.             DESCRIPTION
-------           -----------

27       Financial Data Schedule.

(b)      We filed no reports on Form 8-K during the quarter ended
         September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2000              ROBERTS REALTY INVESTORS, INC.




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