Form 10-K
period 2000-12-31
ROBERTS REALTY INVESTORS INC
filed 2001-04-02
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________.

                        Commission file number 001-13183

                         ROBERTS REALTY INVESTORS, INC.
                     -------------------------------------
                 (Name of small business issuer in its charter)

                GEORGIA                            58-2122873
--------------------------------------       --------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

      8010 ROSWELL ROAD, SUITE 120
      ATLANTA, GA                                                      30350
-------------------------------------------------------              --------
         (Address of Principal Executive Offices)                    (Zip Code)

Issuer's telephone number: (770) 394-6000

Securities registered under Section 12(b) of the Act:  NONE

  Title of each class:                Name of each exchange on which registered:
  -------------------                 ------------------------------------------
             N/A                      N/A

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                 -------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         State the aggregate market value of the voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of the filing of the Form 10-K/A. (See definition of affiliate in Rule 405.)

                                   $27,584,976

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,846,228 shares of common stock (as of March 23, 2001).

         Documents Incorporated by Reference.  None

                                TABLE OF CONTENTS

                                                                         PAGE

PART I...............................................................      2

         ITEM 1.      BUSINESS.......................................      2

         ITEM 2.      PROPERTIES.....................................      9

         ITEM 3.      LEGAL PROCEEDINGS..............................     21

         ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS...............................     21

PART II..............................................................     22

         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS....................     22

         ITEM 6.      SELECTED FINANCIAL DATA........................     23

         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..     25

         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK..............................     37

         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....     38

         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.....................................     38

PART III.............................................................     39

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  39

         ITEM 11.     EXECUTIVE COMPENSATION.........................     41

         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..........................     42

         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS...................................     44

PART IV..............................................................     47

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K........................     47

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

         Roberts Realty Investors, Inc. owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of March 23, 2001, Roberts Realty owns a 66.9% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an "umbrella partnership" or "UPREIT."

         As of March 23, 2001, we own seven existing multifamily apartment communities containing a total of 1,481 apartment homes and three communities under construction that will contain approximately 854 apartment homes. Seven of our communities - River Oaks, Plantation Trace, Preston Oaks, Highland Park, Crestmark, Addison Place phase one, and Bradford Creek - containing a total of 1,481 apartment units, are stabilized. Addison Place's second phase, totaling 285 apartment homes, Ballantyne, totaling 319 apartment homes, and Old Norcross, totaling 250 apartment homes, are under construction. All of our communities are located in metropolitan Atlanta, Georgia, except the Ballantyne community, which is located in Charlotte, North Carolina.

         We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or
(b) one year after completion of construction. As of December 31, 2000, we owned eight stabilized communities containing a total of 1,633 apartment homes that had a physical occupancy rate of 95.9%. We sold the 152-unit Rosewood Plantation Community on January 4, 2001.

         Roberts Realty is a Georgia corporation formed in July 1994. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the "double taxation" of income - i.e., at both the corporate and shareholder levels - that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 95% (90% for 2001 and thereafter) of our taxable income. Our common stock is traded on the American Stock Exchange under the symbol "RPI."

         We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed each of our seven existing communities, except the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor. We expect that affiliates of Mr. Roberts will continue to develop future properties and construct properties where feasible. Roberts Construction started construction of the Ballantyne community, is currently acting as the general contractor, and will oversee construction of the community.

         Our executive offices are located at 8010 Roswell Road, Suite 120, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. As of March 23, 2001, we have 45 full-time employees.

THE OPERATING PARTNERSHIP

         We conduct our business and own all of our real estate assets through the operating partnership. We control the operating partnership as its sole general partner. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report we refer to units of limited partnership interest in the operating partnership as "units." The holders of units are: former limited partners in the limited partnerships that were merged into the operating partnership, Mr. Roberts, and the former owner of one of the retail centers we formerly owned.

         Holders of units in the operating partnership, sometimes referred to in this report as unitholders, generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either an equal number of shares or cash in the amount of the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. We have adopted a policy of acquiring units in exchange for shares. We also have the right, at our election, to issue shares in exchange for all outstanding units. Our articles of incorporation limit ownership by any one holder to 6% of the outstanding shares of our common stock, par value $0.01 per share, other than by Mr. Roberts, who is limited to 25%. As a result, unitholders cannot redeem their units if doing so would violate those ownership limits. Shares issued for units are registered with the SEC and are freely transferable, other than by affiliates.

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

GROWTH STRATEGIES

         Our business plan and growth strategy are focused on creating cash flow and capital appreciation by building and managing new apartment homes of the highest quality and value in excellent high-growth neighborhoods. Our business objectives are:

         o to maximize the current return to our shareholders in the form of quarterly dividends through increases in cash flow; and

         o to increase long-term total returns to our shareholders through appreciation in the value of the common stock.

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

         PROPERTY MANAGEMENT STRATEGY. We believe that managing our communities intensively is a fundamental element of our growth strategy. As of March 23, 2001, we employ 44 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians, and accounting personnel. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of the communities. Our property management strategy will continue to be:

        o to increase the average occupancy and rental rates as market conditions permit;

        o to minimize resident turnover and delinquent rental payments through strict review of each applicant's creditworthiness; and

        o to control operating expenses to increase net operating income at each of the communities.

         DEVELOPMENT STRATEGY. We intend to continue to develop high quality apartment communities for long-term ownership. During the past 16 years, the Roberts Companies have developed, constructed, and/or managed over 4,200 residential units. We believe that the number and quality of the apartment units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies' experience with the development, construction and financing process will minimize the barriers to new development often faced by less experienced developers and national developers attempting to enter the Atlanta market. These barriers include governmental growth control, a difficult rezoning and permitting process, and the limited availability of well-located sites. We believe that these restraints on construction, coupled with the predicted continued growth in population, job growth, and household formations, present an excellent opportunity for us to achieve favorable returns on the development of well-located, high quality apartment home communities.

         Roberts Properties is developing the Addison Place phase two, Ballantyne and Old Norcross communities. We expect that Roberts Properties will continue to develop communities for us in the future, including a 220 - unit apartment community on a 10.7 acre property located on Northridge Parkway that we plan to acquire from Roberts Properties. Although the experience of the Roberts Companies will be most helpful to us in the Atlanta area, we believe that experience will enable us to develop multifamily apartment communities in other areas in the Southeast, including Charlotte.

         Although we presently intend to engage the Roberts Companies in our development and construction activities, we may hire other development or construction companies in Atlanta and elsewhere if we deem it to be in our best interests to do so. The most likely development scenario for the operating partnership is for it to acquire properties already under development from Roberts Properties and/or an entity formed by Mr. Roberts or his affiliates. We may engage the Roberts Companies to develop properties on a fee basis, we may enter into joint venture agreements with the Roberts Companies, or we may acquire communities developed by the Roberts Companies and owned by other affiliates of Mr. Roberts. We may also enter into similar arrangements with others who are independent of Mr. Roberts.

         In analyzing the potential development of a particular community, we will evaluate geographic, demographic, economic, and financial data, including:

         o   households, population and employment growth;

         o prevailing rental and occupancy rates in the immediate market area and the perceived potential for growth in those rates;

         o costs that affect profitability of the investment, including construction, financing, operating and maintenance costs;

         o   income levels in the area;

         o   existing employment bases;

         o traffic volume, transportation access, proximity to commercial centers and regional malls; and

         o   proximity to and quality of the area's schools.

We will also consider physical elements regarding a particular site, including the probability of zoning approval (if required), availability of utilities and infrastructure, and other physical characteristics of the site.

         For information regarding the development and construction of Addison Place phase two, Ballantyne, and Old Norcross, see Part I, Item 2, Properties.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

         Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on the property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to promptly remediate the substances, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operation of the communities and its other real estate assets, the operating partnership may be potentially liable for:

         (a)      those remediation and removal costs; and

         (b) damages to persons or property arising from the existence or maintenance of those hazardous or toxic substances.

         We have conducted preliminary evaluations of the environmental condition of our communities and surrounding properties.

         In April 1998, Wallace Enterprises, Inc., an adjacent landowner, notified us that a petroleum product release had been discovered on the property adjacent to our Crestmark community. Wallace repaired the source of the release and the Georgia Environmental Protection Division, or EPD, has approved its corrective action plan. Our environmental attorneys and consultants have advised us that Wallace is responsible for cleaning up the release to the extent required by the EPD regulations. Our environmental consultants have informed us that despite a possible groundwater impact at Crestmark, no threat to human health or safety is suggested. We and our environmental consultants are monitoring the EPD files to ensure Wallace's compliance with the EPD regulations.

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

INVESTMENT, FINANCING, AND CONFLICT OF INTEREST POLICIES

         The investment policies, financing policies and conflict of interest policies set by our board of directors are summarized below. Our board may amend or revise them from time to time without a vote of our shareholders or any vote of the partners of the operating partnership, except that:

         (a) we cannot change our policy of holding our assets and conducting our business exclusively through the operating partnership without amending the operating partnership agreement, which will generally require the consent of the holders of a majority in interest of the limited partners in the operating partnership including, if applicable, Roberts Realty; and

         (b) changes in our conflicts of interest policies must be approved by a majority of the independent directors and otherwise be consistent with legal requirements.

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

         We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. We intend to develop multifamily apartment communities primarily in the Atlanta and Charlotte metropolitan areas, Florida, and other parts of the Southeast. Future development or investment activities will not be limited by our governing documents to any geographic area, product type, or specified percentage of our assets.

         POSSIBLE ACQUISITION OF COMMUNITIES DEVELOPED BY MR. ROBERTS OR HIS AFFILIATES. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under "Conflict of Interest Policies," we and/or the operating partnership may engage in transactions of various types with Mr. Roberts, Roberts Properties, and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include:

         o hiring Mr. Roberts or Roberts Properties to develop real estate under a fee arrangement;

         o acquiring undeveloped property from Mr. Roberts or his affiliates for future development; or

         o acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up.

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

         To the extent that the board of directors determines to seek additional capital, we may raise capital through additional equity offerings, debt financing, or retention of cash flow, or a combination of these methods. Our retention of cash flow is subject to provisions in the Internal Revenue Code requiring a REIT to distribute a specified percentage of taxable income, and we must also take into account taxes that would be imposed on undistributed taxable income. As long as the operating partnership is in existence, we will contribute the net proceeds of all equity capital we raise to the operating partnership in exchange for units or other interests in the operating partnership.

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

         Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the board of directors. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director's judgment may not be enjoined, set aside or give rise to damages on the grounds of that interest if either:

         o the transaction is approved, after disclosure of the interest, by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by disinterested shareholders; or

         o        the transaction is established to have been fair to us.

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

         We announced our intention to repurchase up to 300,000 shares of our outstanding common stock on September 3, 1998. We repurchased 152,588 shares in 2000 for $1,156,000; 121,200 shares in 1999 for $909,000; and 19,300 shares in
1998 for $145,000. During 1999, we paid $28,000 to redeem 3,917 units from unitholders who resided outside the state of Georgia. We did not redeem any shares in the year ended December 31, 2000. In October 2000, we announced our intention to repurchase another 50,000 shares.

         At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, the board of directors decides that it is no longer in our best interests to qualify as a REIT.

         For a description of the competition we face, see Part 1, Item 2, Properties - Competition.

ITEM 2.       PROPERTIES.

GENERAL

         As of March 23, 2001, we own seven existing multifamily apartment communities containing a total of 1,481 apartment homes, and three communities under development or construction that will contain approximately 854 apartment homes. Seven of our existing communities - River Oaks, Plantation Trace, Preston Oaks, Highland Park, Crestmark, Addison Place phase one, and Bradford Creek - containing a total of 1,481 apartment units, are stabilized. Addison Place's second phase, totaling 285 apartment homes, Old Norcross, totaling 250 apartment homes, and Ballantyne, totaling 319 apartment homes, are under construction. All of our communities are located in metropolitan Atlanta, Georgia, except the Ballantyne community, which is located in Charlotte, North Carolina.

         As of December 31, 2000, we owned eight stabilized communities containing a total of 1,633 apartment homes that had a physical occupancy rate of 95.9%. We sold the 146-unit Ivey Brook community on June 23, 2000 and the 152-unit Rosewood Plantation community on January 4, 2001.

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

         The following information is based on statistical estimates published by the ARC. The population of the Atlanta Region is projected to grow 40.9% for the period from 1990 to 2010, from 2,557,800 persons in 1990 to 3,603,000 persons in 2010. The estimated population of the Atlanta Region increased by 29.2% from 2,557,800 persons in 1990 to 3,304,000 persons in 2000, making it one of the largest metropolitan areas in the country and the largest in the Southeast.

         Employment of the Atlanta Region is projected to grow 54.7% for the period from 1990 to 2010, from 1,426,000 jobs in 1990 to 2,206,000 jobs in 2010.
Estimated employment of the Atlanta Region increased by 34.5% from 1,426,000 jobs in 1990 to 1,918,500 jobs in 1999. According to the Georgia Department of Labor, the estimated December 2000 unemployment rate of the Atlanta Region was 2.4%, which was below the estimated December 2000 Georgia unemployment rate of 3.0% and the estimated December 2000 U.S. unemployment rate of 3.7%.

         Housing units in the Atlanta Region increased an estimated 30.5%, from 1,052,430 units in 1990 to 1,373,058 units in 2000. Multifamily homes in the Atlanta Region increased 21.7% from 342,441 units in 1990 to 416,682 units in 2000.

The following table summarizes basic information about our communities.

                                 THE COMMUNITIES

                                     Year                                                     December 2000        Average Physical
                                    Completed    Number    Approximate       Average       Average Rental Rates    Occupancy for the
                                    or to be       of     Rentable Area     Unit Size                Per Square     12 Months Ended
       Community         Location   Completed     Units    (Square Feet)   (Square Feet)   Per Unit    Foot            Dec. 31, 2000
       ---------         --------   --------     -----    -------------   -------------   ---------------------    -------------

Existing Communities:
  Plantation Trace (1)    Atlanta   1990/1998    232        310,956          1,340         $  994       $0.74            93.7%
  Plantation Trace                   1990        182        229,202          1,259

  River Oaks              Atlanta    1992        216        276,046          1,278            953        0.75            97.3

  Crestmark (2)           Atlanta   1993/1997    334        360,284          1,079            845        0.78            94.6



  Preston Oaks (3)        Atlanta   1995/1998    213        257,180          1,207          1,038        0.86            98.2

  Highland Park           Atlanta     1995       188        231,634          1,232            986        0.80            97.7



  Bradford Creek          Atlanta     1998       180        243,941          1,355            987        0.73            93.6

  Addison Place

     Phase I              Atlanta     1999       118        200,194          1,697         $1,288       $0.76          N/A (4)
                                               -----       --------

    Subtotal/Average                           1,481      1,880,235          1,270
                                               =====      =========

Communities Under
Construction:

Addison Place                         2001      285         403,312          1,415           N/A         N/A             N/A
     Phase II             Atlanta

Ballantyne                Charlotte   2001      319         413,538          1,296           N/A         N/A             N/A
Old Norcross              Atlanta     2001      250         330,196          1,321           N/A         N/A             N/A
                                               ----         -------

    Subtotal/Average                            854       1,147,046
                                               ====       =========

(1) Plantation Trace was completed in two phases. The 182-unit first phase was completed in 1990 and the 50-unit second phase was completed in 1998.
(2) Crestmark was completed in two phases. The 248-unit first phase was completed in 1993 and the 86-unit second phase was completed in 1997.
(3) Preston Oaks was completed in two phases. The 189-unit first phase was completed in 1995 and the 24-unit second phase was completed in 1998.
(4) The 118-unit first phase of Addison Place completed its lease-up phase in May 2000, and its 12-month historical occupancy percentage is not comparable.

         Annual operating data regarding our stabilized communities at December 31, 2000 are summarized in the following table. The second phases of Crestmark, Preston Oaks, and Plantation Trace are described separately for this purpose. (Ivey Brook and Rosewood Plantation are omitted due to their sales in June 2000 and January 2001, respectively.) Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy of the applicable community calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized because the applicable community was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period. Throughout this table, "N/A" means "not applicable," i.e., no unit in the community was available to be occupied during the relevant year.

                               Physical Occupancy Rate                 Average Effective Annual Rental Rates
                               -----------------------                 -------------------------------------
                  Month                                   1996        1997           1998            1999            2000
                Completed                                ----        ----           ----            ----            ----
                Initial                                       Per   Per    Per     Per     Per     Per    Per     Per    Per    Per
    Community   Leaseup  1996   1997   1998     1999   2000   Unit Sq. Ft. Unit  Sq. Ft.  Unit   Sq. Ft. Unit   Sq. Ft. Unit Sq. Ft.
    ---------   -------- ----   ----   ----     ----   ----   ---- ------- ----  -------  ----   ------- ----   ------- ----  ------

 Plantation     9/90     99%     93%    94%     90%    93.7%  $821  $0.65   $867  $0.69    $867    $0.69  $956  $0.71   $994  $0.74
 Trace

 Plantation     11/98    N/A    N/A    92%*     N/A     N/A    N/A    N/A $1,171* $0.72* $1,171*   $0.72*  N/A   N/A    N/A    N/A
 Trace
 Phase II (1)

 River Oaks     2/93     98%     96%    98%     93%    97.3%  $859  $0.67   $910  $0.71    $910    $0.71  $930  $0.73   $953  $0.75


 Preston Oaks   8/95     99%     97%    98%     98%    98.2%  $892  $0.72   $981  $0.79    $981    $0.79  $994  $0.82 $1,038  $0.86

 Highland Park  3/96     96%*    96%    97%     97%    97.7%  $805  $0.65   $920  $0.75    $920    $0.75  $950  $0.77   $986  $0.80

 Crestmark      4/94     98%     87%    91%     95%    94.6%  $736  $0.72   $787  $0.73    $787    $0.73  $807  $0.75   $845  $0.78

 Crestmark      9/97     N/A     96%*   N/A     N/A     N/A    N/A    N/A   N/A     N/A     N/A     N/A    N/A   N/A     N/A   N/A
 Phase II (2)

 Preston Oaks   7/98     N/A    N/A    100%*    N/A     N/A    N/A    N/A   $799* $0.83*   $799*   $0.83*  N/A   N/A     N/A   N/A
 Phase II (1)

 Bradford       8/98     N/A    N/A     94%*    93%    93.6%   N/A    N/A   $926* $0.68*   $926*   $0.68*  $949  $0.70  $987  $0.73
 Creek
 Addison Place  5/00     N/A    N/A     N/A     N/A    97.4%*  N/A    N/A   N/A    N/A      N/A     N/A    N/A   N/A  $1,288* $0.76*
 Phase I


(1) Plantation Trace Phase II completed its lease-up phase in November 1998 and Preston Oaks Phase II completed its lease-up in August 1998. Beginning with 1999, both phases of Plantation Trace and Preston Oaks are combined.
(2) We acquired Crestmark in June 1996. Phase II of Crestmark completed its lease-up in September 1997. Beginning with 1998, both phases of Crestmark are combined.

         As described below, our Atlanta communities are located in Gwinnett, Fulton and Douglas Counties and six submarkets, or geographic areas, within these counties. We also have one community in Charlotte. The Ballantyne community now under construction in Charlotte is described after the Georgia properties. Each heading identifies the community or communities within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC. Multiple communities are located in each of the Duluth and Perimeter Center/North Springs submarkets; thus those communities compete not only with unaffiliated apartment communities but also with each other. Please see "Summary of Debt Secured by the Communities," which follows the description of the individual communities, for an explanation of the terms of our secured indebtedness.

GWINNETT COUNTY

         Gwinnett County was one of the fastest growing counties in the U.S. in the 1980's, and from 1985 until 1990 it ranked first in the nation in growth among counties with a population of more than 100,000. Since 1990, Gwinnett's population has increased 59% to a current level of 562,300. Gwinnett's strong employment base, transportation networks, excellent public education system, and affordable home prices contribute to the county's remarkable growth. Gwinnett is home to approximately 235 international firms, over 750 manufacturing and 758 high technology firms that generate many of its 339,060 jobs. Since 1990, Gwinnett has added 187,060 jobs, which is second only to Fulton County in the Atlanta region. The average household income of the county is approximately $78,000. Gwinnett County is home to communities located in the City of Duluth and unincorporated Gwinnett.

     Duluth Area - Plantation Trace, River Oaks, and Bradford Creek Communities

         DULUTH. The City of Duluth is located in central Gwinnett County and is home to the Plantation Trace, River Oaks, and Bradford Creek communities. Duluth has exceeded even Gwinnett County as a whole in percentage of population growth; based on estimates, its population has increased more than 200% since 1990. Duluth is located near I-85 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

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

         Plantation Trace has a variety of floor plans, including 28 one bedroom units ranging from 901 to 929 square feet, 48 two bedroom standard and 66 two bedroom roommate units ranging from 1,228 to 1,298 square feet, and 40 three bedroom units ranging from 1,471 to 1,494 square feet. Phase II contains 7 one bedroom units of approximately 966 square feet each, 6 two bedroom units of approximately 1,433 square feet each, 18 two bedroom townhouses of approximately 1,490 square feet each, 12 three bedroom townhouses of approximately 1,948 square feet each, 7 four bedroom townhouses of approximately 2,314 square feet each, and 33 garages of 200 square feet each. The weighted average unit size is 1,340 square feet. As of December 31, 2000, rental rates ranged from $785 to $1,790 per month, with a weighted average monthly rent of $994 per unit and $0.74 per square foot. Local real estate taxes were $222,000 in 2000. The physical occupancy rate for the entire Plantation Trace community as of December 31, 2000 was 98.3%.

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

         River Oaks has a variety of floor plans, including 40 one bedroom units at approximately 907 square feet, 32 two bedroom roommate units, 24 two bedroom deluxe units, and 48 two bedroom standard units ranging from 1,276 to 1,309 square feet, and 72 three bedroom units with approximately 1,457 square feet. The weighted average unit size is 1,278 square feet. As of December 31, 2000, the community was 98.5% occupied, and rental rates ranged from $830 to $1,075 per month, with a weighted average monthly rent of $953 per unit and $0.75 per square foot. Local real estate taxes were $199,000 in 2000.

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

         Bradford Creek contains 28 one bedroom units of approximately 1,001 square feet each, 46 two bedroom standard units of approximately 1,302 square feet each, 47 two bedroom roommate units of approximately 1,344 square feet each, and 59 three bedroom units of approximately 1,589 square feet each. The weighted average unit size is 1,355 square feet. As of December 31, 2000, the community was 95.8% occupied, and rental rates ranged from $840 to $1,130 per month, resulting in a weighted average monthly rent of $987 per unit and $0.73 per square foot. Local real estate taxes were $175,000 in 2000.

     Unincorporated Gwinnett - Old Norcross

         The Old Norcross community will be located on a 35.3 acre site at the intersection of Old Norcross Road and Herrington Road in unincorporated Gwinnett County near the western Lawrenceville area. This community will have approximately 250 garden-style apartments. The site for the community is located near I-85, GA-316, and Gwinnett Place Mall, an 1,100,000 square foot regional mall. We estimate the total construction cost of this project to be approximately $16,000,000, which we plan to finance by obtaining a construction loan.

         Old Norcross will have 73 one-bedroom units with 970 square feet, 45 two bedroom standard units with 1,340 square feet, 66 two-bedroom units with 1,385 square feet, 46 three-bedroom units with 1,636 square feet and 20 three-bedroom units with a bay window with 1,621 square feet.

         Old Norcross' amenities include a clubhouse offering an exercise room with weight equipment. The recreational area includes a swimming pool, lighted tennis court, children's playground, walking trails through the nature area, and a lake.

FULTON COUNTY

         Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units, and land area. Between 1990 and 1999, Fulton's net population increase, 96,000 persons, ranked third in the region behind Gwinnett and Cobb Counties. Unemployment in Fulton County was 3.7% in 2000, which was below the national rate of 4.0%.

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

         Within this corridor is a large base of residential, commercial and office developments. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph's Hospital, and Egleston Scottish Rite Children's Hospital. Perimeter Center encompasses office developments that exceed 18,500,000 square feet of space, with such upscale facilities as Ravinia, Northpark Town Center, Concourse, and Perimeter Center Office Park. Several prominent companies such as Holiday Inn, UPS, and Hewlett-Packard have located their worldwide or regional headquarters within the Perimeter Center area.

         This area, which includes portions of Fulton and DeKalb Counties, has an average household income of approximately $99,000, which is considerably higher than the metropolitan Atlanta average of $44,913. The median value of a single-family home in this area exceeds $200,000.

         PRESTON OAKS. Preston Oaks is a 213-unit garden apartment community that was completed in two phases: a 189-unit first phase in August 1995, and a 24-unit second phase in 1998. Preston Oaks consists of nine two and three story buildings located on Mt. Vernon Highway in the Perimeter Center area. The traditional architecture consists of stacked stone and vinyl siding incorporating details of gabled roofs, Palladian windows, columns, and bay windows.

         The community is located on an 11.5-acre site and features extensive landscaping. The amenities are similar to those of the other existing communities, with custom swimming pool, lighted tennis court, fitness center with individual workout stations, and a large clubhouse. Interior features include garden tubs, oversized walk-in closets, pickled pine cabinetry in the kitchen and bath, crown molding, mirrored walls, and chair railing in the dining rooms. Phase one consists of 36 one-bedroom units, 92 two-bedroom units, and 61 three-bedroom units. Phase two consists of 24 one bedroom apartment units with 959 square feet each.

         Preston Oaks is conveniently located less than one mile from Perimeter Mall, a 1,200,000 square foot regional mall, and in close proximity to the area's numerous office developments. Several stand-alone restaurants and major retail centers either exist or are being developed near the community.

         As of December 31, 2000, Preston Oaks was 99.1% occupied, and its rental rates ranged from $885 to $1,255 per month, resulting in a weighted average monthly rent of $1,038 per unit and $0.86 per square foot. Local real estate taxes were $235,000 in 2000.

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

         As of December 31, 2000, Highland Park was 98.3% occupied and its monthly rental rates ranged from $855 to $1,165 per month, resulting in a weighted average monthly rent of $986 per unit and $0.80 per square foot. Local real estate taxes were $194,000 in 2000.

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

         Within this corridor is a large base of residential, commercial and office developments. North Point Mall's success accelerated the already high rate of residential development, which caters to the upscale consumer. North Fulton's prestigious neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters. Between 1990 and 2000, North Fulton added approximately 124,100 residents and 41,401 housing units. The average household income of North Fulton County in 1999 was $117,000. The Windward project, which straddles Georgia 400, is the region's largest mixed-use development.

         ADDISON PLACE PHASE I. The 118-unit first phase of Addison Place is located on 19.2 acres on Abbotts Bridge Road near the intersection of Abbotts Bridge and Jones Bridge roads. This first phase contains 60 two bedroom townhouses of approximately 1,497 square feet each and 58 three bedroom townhouses of approximately 1,903 square feet each. As of December 31, 2000, the first phase of Addison Place was 97.5% occupied and rental rates ranged from $1,185 to $1,450 per month, with a weighted average monthly rent of $1,288 per unit and $0.76 per square foot. The architectural style, land planning, landscaping, and amenities of this first phase are similar to those of our other communities. Local real estate taxes were $196,000 in 2000.

         The construction of this first phase was completed under a cost-plus 10% construction contract with Roberts Properties Construction providing for 5% profit and 5% overhead. The total cost of construction, including the fee to Roberts Properties Construction, was approximately $9,647,000. We anticipate that there was approximately $874,000 in net profit to Roberts Properties Construction on the construction contract. We funded the development and construction of this first phase from our working capital and a $9,500,000 construction loan.

         ADDISON PLACE PHASE II. The second phase of Addison Place will contain 285 garden-style apartment homes. It will include 11 different floor plans, including 60 one bedroom ranging from 765 to 1,034 square feet, 147 two bedroom units ranging from 1,150 to 1,550 square feet, 58 three bedroom units at approximately 1,706 square feet, and 20 four bedroom units at approximately 2,074 square feet, along with 40 direct-entry garages. The weighted average unit size will be 1,415 square feet. The architectural style, land planning, and landscaping of Phase II will be similar to Phase I. The amenities in Phase II will feature a free-form swimming pool, 2 tennis courts, a modern fitness and exercise facility, a business center, men's and women's saunas, and a playground.

         We estimate the total construction cost for the second phase of Addison Place to be approximately $20,605,000, which we plan to finance by obtaining a permanent loan.

DOUGLAS COUNTY

         Douglas County, one of the 10 counties in the Atlanta Region, is located west of Atlanta and encompasses 202 square miles. The county is surrounded by Fulton, Cobb, Carroll, and Paulding Counties, with the Chattahoochee River as its southeastern border. Its population was estimated at 93,500 in 1999, an increase of 30% since 1990. Between 1990 and 1998, Douglas County added 9,150 jobs and between 1990 and 1999, the county added 21,800 persons and 8,300 housing units. Douglas County benefits from its accessibility to downtown Atlanta to the east via I-20 and to Hartsfield International Airport to the southeast via Thornton Road/Camp Creek Parkway. Just across the county line to the east lies the Fulton Industrial District, the Southeast's largest contiguous industrial park. The Fulton Industrial District consists of more than 50,000,000 square feet of both manufacturing and warehouse space and stretches six miles north and south along Fulton Industrial Boulevard. It represents 20% of Atlanta's total inventory of warehouse/industrial space, and an additional 1,000,000 square feet is under construction. Numerous Fortune 500 companies are represented in the Fulton Industrial District, employing more than 100,000 people.

     Thornton Road/I-20 Area - Crestmark Community

         THORNTON ROAD/I-20 AREA. Thornton Road is the third exit west of I-285 on I-20 and connects I-20 with Hartsfield International Airport to the southeast and the significant residential base of Douglas, West Cobb, and Paulding counties to the north and east. Several office and business parks that total more than 2,000,000 square feet of space and house corporations such as BellSouth, Mitsubishi, Robert Bosch Corporation, TDK Electronics, and Saab-Scania contribute to a large employment base of approximately 20,000 people within the Thornton Road area. Restaurant, hospitality and retail conveniences support the existing employment and residential base in the Thornton Road corridor. The area also benefits from its close proximity to the Fulton Industrial District as well as the Six Flags Over Georgia amusement park, both of which are less than three miles away. At the northwest corner of the Thornton Road/I-20 interchange is the Columbia/HCA Parkway Medical Center, a 320-bed acute care medical facility that employs approximately 600 people.

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

         The Crestmark community, with its award-winning traditional architecture and landscaped grounds, features a large 14,000 square foot clubhouse with a club room, full kitchen, fitness center and aerobics room, a business center and conference room, two lighted tennis courts, multi-station playground, walking and jogging trail, two free-form swimming pools, stone paver pool decks, and a whirlpool spa. In addition to the upscale amenities, Crestmark offers such interior features as nine foot ceilings, crown and chair-rail molding, pickled wood cabinetry in the kitchen and baths, marble vanity tops, fireplaces, vaulted and trey ceilings, Palladian and bay windows in select units, designer wallcoverings, and full laundry rooms with washer and dryer connections.

         Crestmark has a variety of floorplans including 29 one bedroom standard units with 704 square feet, 50 one bedroom deluxe units with 816 square feet, 19 one bedroom units of 901 square feet in the second phase, 33 two bedroom standard units with 1,005 square feet, 86 two bedroom deluxe units with 1,110 square feet, 21 two bedroom standard units of 1,223 square feet in the second phase, 22 two bedroom roommate units of 1,285 square feet in the second phase, 50 three bedroom units with 1,295 square feet and 24 three bedroom units of 1,437 square feet in the second phase. The weighted average unit size is 1,079 square feet. As of December 31, 2000, the community was 97.9% occupied, and rental rates ranged from $775 to $1,015 per month, with a weighted average monthly rent of $845 per unit and $0.78 per square foot. Local real estate taxes were $215,000 in 2000.

CHARLOTTE, NORTH CAROLINA - BALLANTYNE

         The following information is based on statistics and estimates published by the Charlotte Chamber of Commerce. Between 1990 and 2000, Charlotte's population grew by 33.2%, which was well above the national estimated growth rate of 10%. Since 1988, employment in Charlotte has grown 24%. Nine of the nation's top 200 banks operate in Charlotte, including Bank of America, N.A. and First Union Corporation. Other major employers include Carolinas Healthcare System, Charlotte-Mecklenburg School System, Duke Energy Corporation, and USAirways. Additionally, nearly 300 of the nation's largest industrial and service corporations listed by FORTUNE magazine have facilities in the area.

         The Ballantyne community will be located on a 23.8-acre site at the intersection of Lancaster Highway (old NC-521) and John J. Delaney Drive. The Ballantyne area is the largest mixed-use development in Mecklenburg County. This community will have 319 garden-style apartments. The Ballantyne community will consist of 110 one-bedroom units ranging from 765 square feet to 1,034 square feet, 143 two-bedroom units ranging from 1,150 square feet to 1,550 square feet, 48 three-bedroom units at 1,706 square feet, and 18 four-bedroom units at 2,074 square feet, along with 36 direct-entry garages. We estimate the cost of construction on this development to be $23,100,000. The community is located near I-485 and I-77, which offers convenient access to downtown Charlotte and I-85.

         The table on the following page summarizes the amenities of each of the existing communities and Addison Place Phase II, Old Norcross, and Ballantyne, which are now under construction.





                                                         SUMMARY OF AMENITIES OF THE COMMUNITIES


                                                               CLUB-
              PATIO,  WASHER                                   HOUSE                         SAND
              PORCH   & DRYER GARDEN  FIRE-   VAULTED SWIMMING FITNESS WHIRL- CAR  TENNIS  VOLLEY-  PLAY-    LAUNDRY
   COMMUNITY BALCONY HOOK-UPS  TUBS  PLACES* CEILINGS*   POOL  CENTER  POOL  WASH  COURT(S)   BALL  GROUND   ROOM   OTHER
   --------- ------- --------  ----  ------ ---------   ----   ------  ----  ----  --------   ----  ------   ----   -----

Existing
Communities:

Plantation      Yes      Yes   Yes(1)   Yes(2)    Yes     Yes    Yes  Yes(2)   Yes  Yes-2     Yes     Yes     Yes   Riverfront.
Trace                                                                                                               Lake, Nature
                                                                                                                    Preserve

River Oaks      Yes      Yes     Yes     Yes      Yes     Yes    Yes    Yes    Yes  Yes-2     Yes     Yes     Yes   Riverfront,
                                                                                                                    Nature Preserve

Preston Oaks    Yes      Yes     Yes     No       Yes     Yes    Yes    No     Yes  Yes-1      No     No      Yes

Highland        Yes      Yes     Yes     No       Yes     Yes    Yes    No     Yes  Yes-1      No     Yes     Yes
Park

Crestmark       Yes      Yes     Yes     Yes      Yes     Yes    Yes    Yes    Yes  Yes-2      No     Yes     Yes   Nature Preserve,
                                                                                                                    Jogging Trail

Bradford Creek  Yes      Yes     Yes     No       Yes     Yes    Yes    No     Yes  Yes-2      No     Yes     Yes   Nature Preserve

Addison Place   Yes      Yes     Yes     No       No      Yes    No     No     Yes  Yes-1      No     No      Yes   Lake,
Phase I                                                                                                             Nature Trail

Communities
  Under
Construction:

Addison Place   Yes      Yes     Yes     Yes      No      Yes    Yes    No     Yes  Yes-2      No     Yes     Yes   Lake,
Phase II                                                                                                            Nature Trail

Ballantyne      Yes      Yes     Yes     Yes      No      Yes    Yes    No     Yes  Yes-2      No     No      Yes   Walking Trail,
                                                                                                                    Lakes - 2

Old Norcross    Yes      Yes     Yes     No       Yes     Yes    Yes    No     Yes  Yes-2      No     Yes     Yes   Nature Trail



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

         PLANTATION TRACE, RIVER OAKS, AND BRADFORD CREEK. The Duluth submarket, which we consider to include the area within a two mile radius from these communities, currently consists of approximately 17 multifamily communities, including River Oaks, Plantation Trace, and Bradford Creek. Although the Bridgewater apartment community - which was previously developed and sold by an affiliate of Mr. Roberts - is located more than two miles from Plantation Trace, it is also included in the Duluth market area because it offers units with attached garages and its architecture and amenities are similar to Plantation Trace. Of the approximately 17 existing communities in the area, five were completed in the last three years, including Bradford Creek and the second phase of Plantation Trace. Due to the quality of construction, age of the communities, type of amenities, resident profiles and rental rates, we believe that only nine of the other 14 communities are in direct competition with Plantation Trace, River Oaks and Bradford Creek.

         PRESTON OAKS. We believe that the north central Perimeter multifamily submarket includes the area within a two-mile radius around this community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south, and it currently consists of approximately 26 multifamily communities, including Preston Oaks. Of the 25 other existing communities in the market area, only six were built before 1983. The remaining 19 communities range from approximately two to nine years of age. We believe that Preston Oaks competes with all 25 of these communities.

         HIGHLAND PARK. We believe the North Springs multifamily submarket includes the area within an approximately two-mile radius around this community. It is generally bounded by the Chattahoochee River to the north and west, Georgia 400 to the east and Dalrymple Road to the south, and currently consists of 34 communities, including Highland Park. Of the approximately 34 existing communities in the market area, only five have been built since 1989. The remaining communities range in age from 13 years to over 20 years. We believe Highland Park will draw residents from all of the other 33 communities located in the market area, but only 11 of the 33 communities will compete closely with Highland Park.

         CRESTMARK. We consider the Thornton Road multifamily submarket to be the area within an approximately two-mile radius around the Crestmark community. It is generally bounded by I-20 to the south, Blairs Bridge Road to the east, and Georgia Highway 78 to the north and west, and it currently consists of approximately nine communities, including Crestmark. Of the approximately nine existing communities in the market area, four have been built since 1990. We believe that Crestmark will draw residents from all of the approximately eight other communities located in the market area, but due to their amenities, quality of construction and resident profile, only five of the eight other communities will compete closely with Crestmark.

         ADDISON PLACE. We believe the Alpharetta multifamily submarket includes the area within an approximately two-mile radius around the Abbotts Bridge community. It is generally bounded by the Chattahoochee River to the east, Old Alabama to the south, Georgia 400 to the west, and Windward Parkway to the north, and it currently consists of approximately 15 communities, including Addison Place. We believe that Addison Place will draw residents from all of the approximately 14 other communities located in the market area, but due to their amenities, quality of construction and resident profile, only 13 of the 14 other communities will compete closely with Addison Place.

         BALLANTYNE. We consider the Ballantyne multifamily submarket to include the area within an approximately two-mile radius around the community. It is generally bounded by the Providence Road to the east, Providence Road West to the south, Lancaster Highway (old NC-521) to the west, and I-485 to the north, and it currently consists of approximately nine communities, including Ballantyne. We believe that once construction of Ballantyne is complete, it will draw residents from all of the approximately eight other existing communities located in the market area and will compete with the four communities under construction in the market area.

         OLD NORCROSS. We believe the Old Norcross multifamily submarket includes the area within an approximately two-mile radius around the Old Norcross community. It is generally bounded by Herrington Road to the east, Club Drive to the south, Steve Reynolds Boulevard to the west, and Sugarloaf to the north and east, and it currently consists of approximately 24 communities, including Old Norcross. We believe that Old Norcross will draw residents from all of the approximately 23 other communities located in the market area, but due to their amenities, quality of construction and resident profile, only 15 of the 23 other communities will compete closely with Old Norcross.

SUMMARY OF DEBT SECURED BY THE COMMUNITIES

         Information regarding our indebtedness secured by the communities at December 31, 2001 is as follows (excluding the Ivey Brook and Rosewood Plantation communities because the properties were sold in June 2000 and January 2001, respectively, and the mortgage debts repaid):

                       Principal                          Principal         Fixed                               Monthly
                       Balance at          Maturity       Balance at        Interest    Amortization         Principal and
         Community     Dec. 31, 2000       Date           Maturity          Rate        Schedule           Interest Payment
         ---------     -------------       ----------     ------------      ----------  ---------------    ----------------

Plantation Trace          $11,632,000      10-15-08       $10,313,000(1)    7.09%           30-year            $  79,892
River Oaks                  8,833,000      11-15-03         8,513,000(2)    7.15            30-year               62,475
Preston Oaks                8,198,000      10-15-02         8,025,000(2)    7.21            30-year               59,188
Highland Park               7,740,000      02-15-03         7,544,000(2)    7.30            30-year               56,066
Crestmark                  15,586,000      10-01-08        13,690,000(3)    6.57            30-year              101,869
Bradford Creek              8,181,000      06-15-08         7,290,000(2)    7.15            30-year               56,734
Addison Place Ph. I         9,492,000      11-15-09         8,387,000(1)    6.95            30-year               62,885
------------------

(1) Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan, or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(2) Each of the loans secured by the River Oaks, Preston Oaks, Highland Park and Bradford Creek communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan, or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

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

POSSIBLE ADDITIONAL COMMUNITIES TO BE DEVELOPED

         From time to time Roberts Properties plans the development of other apartment communities to be located on property owned by Roberts Properties or other affiliates of Mr. Roberts, or on property that one of those entities is interested in acquiring. Mr. Roberts may elect to raise the required equity by syndicating a limited partnership or limited liability company. Alternatively, we may seek to raise the equity required to purchase and develop the community by selling shares. If Mr. Roberts elects to raise equity through a limited partnership or limited liability company, Mr. Roberts may seek to cause the partnership to be merged into the operating partnership at a later date. A transaction of that nature would require the consent of a majority in interest of the limited partners of the partnership and of a majority of the disinterested members of our board of directors, and we can give no assurances regarding whether Mr. Roberts will ultimately determine to seek a merger in that manner, or whether such a merger would in fact be approved by the requisite majority in interest of limited partners in the partnership and by a majority of the disinterested members of the Board.

         As described above in Part I, Item 1, Description of Business - Growth Strategies - Development Strategy, three other multifamily apartment communities that are anticipated to total 854 apartment homes are in the development or construction stage. We also plan to acquire a 10.7 acre parcel on Northridge Parkway in north Atlanta from Roberts Properties for the development and construction of a 220-unit community. See Part III, Item 13, Certain Relationships and Related Transactions - Payments to the Roberts Companies - Pending Transactions with Affiliates of Mr. Roberts for more information about this transaction.

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

         As noted in Part III, Item 13, Certain Relationships and Related Transactions - Payments to the Roberts Companies - Pending Transactions with Affiliates of Mr. Roberts, we intend to develop a 47,200 square foot retail center near our Addison Place community.

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

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock trades on the American Stock Exchange, or AMEX, under the symbol "RPI." The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX, as well as the quarterly dividends declared per share:

                                                                     Dividends
                     Quarter Ended           High         Low         Declared
                     -------------           ----         ---         --------
         2000
                     First Quarter           7.6875       6.5625     $0.1350
                     Second Quarter          7.1250       6.5625      0.3850*
                     Third Quarter           7.7500       7.1250      0.1100
                     Fourth Quarter          7.9375       7.6875      0.1100
         1999

                     First Quarter          $7.6250      $7.1250     $0.1500
                     Second Quarter          7.7500       7.2500      0.1500
                     Third Quarter           8.5000       7.5000      0.6500**
                     Fourth Quarter          7.8125       7.3125      0.1350

         * Includes a special dividend of $0.25 per share.
        ** Includes a special dividend of $0.50 per share.

         On March 23, 2001 there were approximately 479 holders of record of the common stock.

         As of March 23, 2001, we had 4,846,228 shares outstanding. In addition, 2,381,728 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Part I, Item 1, Description of Business - The Operating Partnership. There is no established public trading market for the units. As of March 1, 2001, the operating partnership had 281 unitholders of record.

         We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of the board of directors and will be equal in amount for each unit and share. We and the operating partnership declared quarterly distributions for 1999 that totaled $1.085 per share/unit per annum, including a special distribution of $0.50 per share/unit in August 1999 as a result of the sale of our Bentley Place community. We and the operating partnership declared quarterly distributions for 2000 that totaled $0.7400 per share/unit per annum, including a special distribution of $0.25 per share/unit in June 2000 as a result of the sale of our Ivey Brook community. Approximately 23.85% of those 2000 distributions represented ordinary income, 57.14% represented capital gain, and the remaining 19.01% represented a return of capital.

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

         During the fourth quarter of 2000, we issued a total of 5,745 shares of restricted common stock to seven employees as incentive compensation. The restrictions on transfer lapse at specified dates ranging between three and four years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act.




ITEM 6.  SELECTED FINANCIAL DATA.

OPERATING DATA:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           YEARS ENDED DECEMBER 31,
                                                                     2000          1999           1998       1997          1996
                                                                     ----          ----           ----       ----          ----
OPERATING DATA:
--------------
Revenues:
Rental operations                                                    $18,768      $ 18,163       $ 16,521   $ 16,831     $  14,651
Other operating income                                                 1,410         1,221            833        741           546
                                                                     -------       -------       --------    -------      --------

Total revenues                                                        20,178        19,384         17,354     17,572        15,197
                                                                     -------       -------       --------    -------      --------

Expenses:
Property operating and maintenance expense (exclusive of
depreciation and amortization) (1)                                     6,759         6,688          6,192      5,504         5,091
Depreciation of real estate assets                                     5,463         5,529          5,017      5,708         4,974
Management fees to related party (2)                                       0             0              0        211           760
Interest expense                                                       4,951         5,244          4,555      4,670         3,724
Interest income                                                         (214)         (159)          (384)      (395)         (353)
Amortization of deferred financing costs                                 209           219            139        122           141
Other amortization expense                                                 0            11             52         65            67
General and administrative                                             2,197         1,964          1,727      1,714           926
Acquisition of Roberts Properties Management, LLC (3)                      0             0              0      5,900             0
Loss on disposal of assets                                                83            81             94        156             0
                                                                     -------       -------       --------    -------      --------

Total expenses                                                        19,448        19,577         17,392     23,655        15,330
                                                                     -------       -------       --------    -------      --------

INCOME  (LOSS) BEFORE MINORITY INTEREST, GAINS ON SALE OF
REAL ESTATE ASSETS, AND EXTRAORDINARY ITEMS                              730          (193)           (38)    (6,083)         (133)
MINORITY INTEREST OF UNITHOLDERS
IN THE OPERATING PARTNERSHIP                                            (246)           70             15      2,646            52
                                                                     --------      -------       --------    -------      --------

INCOME  (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE
ASSETS AND EXTRAORDINARY ITEMS                                           484          (123)           (23)    (3,437)          (81)
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
of unitholders in the operating partnership                            2,416         1,023          1,218      1,012             0
                                                                     -------       -------       --------    -------      --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                               2,900           900          1,195     (2,425)          (81)
EXTRAORDINARY ITEMS, loss on early extinguishments of debt, net
of minority interest of unitholders in the operating partnership(4)      (68)         (184)          (487)      (184)          (99)
                                                                     --------      -------       --------    -------      --------

Net income (loss)                                                     $2,832       $   716       $    708    $(2,609)     $   (180)
                                                                      ======        ======       =========    ======      ========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Income (loss) before extraordinary items                               $0.59       $  0.19       $    0.26   $ (0.58)     $  (0.02)

Extraordinary items                                                    (0.01)        (0.04)          (0.11)    (0.04)        (0.03)
                                                                       ------       ------        --------   -------       -------
Net income (loss)                                                      $0.58       $  0.15        $   0.15   $ (0.62)     $  (0.05)
                                                                       =====       =======        ========   =======      ========

Dividends declared (5)                                               $0.7400       $1.0850        $ 0.5775   $0.5760      $ 0.4813
                                                                     =======       =======        ========   =======      ========



                                                                                                    DECEMBER 31,
                                                                        2000          1999           1998       1997          1996
                                                                        ----          ----           ----       ----          ----
   BALANCE SHEET DATA:
   ------------------
     Real estate assets, before accumulated depreciation           $123,680     $ 128,898      $ 122,830   $111,778   $   110,800

     Real estate assets, net of accumulated depreciation             99,619       107,869        105,916     98,337       101,885
     Total assets                                                   131,529       127,078        125,090    118,350       116,815
     Total debt                                                      93,690        88,850         79,973     67,951        63,342
     Minority interest of unitholders in the operating partnership   10,607        12,013         15,579     18,861        19,322
     Shareholders' equity                                            21,437        22,310         26,526     26,697        29,226


   OTHER DATA:
   ----------
  Cash flow provided from (used in):
       Operating activities                                       $   6,485     $   5,917      $   5,295   $  5,469     $   5,567

       Investing activities                                          (4,896)       (7,003)       (18,235)    (1,537)      (16,309)
       Financing activities                                          (1,767)       (1,347)         9,929         23        12,500
                                                                     -------    ---------      ---------   --------     ---------
     Net increase (decrease) in cash and cash equivalents              (178)       (2,433)        (3,011)     3,955         1,758
     Cash and cash equivalents, beginning of year                     1,673         4,106          7,117      3,162         1,404
     Cash and cash equivalents, end of year                           1,495         1,673          4,106      7,117         3,162

     Funds from operations (6)                                    $   6,276     $   5,417      $   5,114   $  5,746    $    4,908

     Weighted average common shares outstanding - basic           4,881,601     4,737,008      4,638,265  4,187,013     3,799,567
     Weighted average common shares outstanding - diluted         7,367,068     7,448,757      7,547,978  7,404,323     6,244,513

     Total stabilized communities (at end of year)                        8             9              9          9             9
     Total stabilized apartments (at end of year)                     1,633         1,779          1,778      1,756         1,731
     Average physical occupancy (stabilized communities) (7)           95.9%         93.7%          96.3%      95.4%         97.2%

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

     (6) Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management's discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders. We did not use the current NAREIT definition of FFO to compute the 1997 figure. The 1997 figure was calculated using the old NAREIT definition of FFO which excluded non-recurring items.

(7) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Disclosure Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect actual outcomes.

OVERVIEW

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At December 31, 2000, we owned eight completed and stabilized multifamily apartment communities, consisting of 1,633 apartment homes.

         As part of our business plan and growth strategy, we sold our 117-unit Bentley Place community in August 1999 and our 232-unit Windsong community in January 1998. Our decision to sell these two communities was based on their age and locations in markets that are not included in our long-term growth strategy. In July 1998, we sold our two small retail centers because we decided to exit all businesses not related to the long-term ownership of high quality apartment homes. We sold our 146-unit Ivey Brook community in June 2000 and our 152-unit Rosewood Plantation community in January 2001. Our decision to sell these two communities was based on their small size and our decision to redeploy the net cash proceeds into new properties where we expect the yield and long-term growth to be greater.

         In June 1998, we used the equity from the sale of Windsong and cash to purchase three separate parcels of land for $11.3 million. We are developing and building three new multifamily communities totaling 854 apartment homes, which will increase the size of our portfolio 58% from 1,481 to 2,335 apartment homes. One of our communities under construction is located in Charlotte, North Carolina, and is the first step in our diversification strategy. The other two communities are located in north Atlanta. We began construction of the 285-unit second phase of Addison Place Phase II during the third quarter of 1999, and we commenced construction of a 250-unit apartment home community located in north Atlanta during the July 2000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

         For the year ended December 31, 2000, we recorded net income of $2,832,000 or $0.58 per share compared to net income of $716,000 or $0.15 per share for the year ended December 31, 1999 and net income of $708,000 or $0.15 per share for the year ended December 31, 1998. The $2,116,000 increase in net income from $716,000 in 1999 to $2,832,000 in 2000 is due primarily to the following:

         (a)      Addison Place Phase I becoming stabilized on July 1, 2000;

         (b) a $161,000 increase in water revenue from $357,000 in 1999 to $518,000 in 2000;

         (c) lower interest expense as a result of a decrease in total debt due to the sale of Ivey Brook and an increase in construction period interest due to having more properties under construction in 2000 than in 1999;

         (d) the increase in the gain on sale of real estate assets due to the sale of Ivey Brook in June 2000 compared to the gain on the sale of Bentley Place in August 1999; and

         (e) the increase in average stabilized occupancy from 93.7% in 1999 to 95.9% in 2000;

                  offset by:

         (f)      higher general and administrative costs; and

         (g) a $135,000 increase in personnel costs from $1,785,000 in 1999 to $1,920,000 in 2000.

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

                  offset by:

         (d)      higher interest expense due to:

                  o  the permanent financing of Bradford Creek in June 1998;

                  o the refinancing of Rosewood Plantation for a higher loan amount in June 1998;

                  o the refinancing of Plantation Trace for a higher loan amount in September 1998;

                  o the refinancing of Crestmark for a higher loan amount in September 1998;

                  o construction loan interest on Addison Place Phase I in 1999 1999; and

                  o the permanent financing of Addison Place Phase I in October 1999;

          (e)      higher general and administrative costs;

          (f)      increased depreciation expense; and

          (g) the decline in average stabilized occupancy from 96.3% in 1998 to 93.7% in 1999.

Our operating performance for all communities is summarized in the following table:

                                                   YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                                   ----------------------              ----------------------
(dollars in thousands)
                                                                       %                                    %
                                                 2000       1999     CHANGE           1999       1998     CHANGE
                                                 ----       ----     ------           ----       ----     ------
   Total operating revenues                 $  20,178  $  19,384       4.1%      $  19,384  $  17,354      11.7%
   Property operating expenses (1)          $   6,759  $   6,688       1.1%      $   6,688  $   6,192       8.0%
   General and administrative expenses      $   2,197  $   1,964      11.9%      $   1,964  $   1,727      13.7%
   Net operating income (2)                 $  13,419  $  12,696       5.7%      $  12,696  $  11,162      13.7%
   Depreciation of real estate assets       $   5,463  $   5,529      (1.2)%     $   5,529  $   5,017      10.2%
   Average stabilized occupancy (3)             95.9%      93.7%       2.2%          93.7%      96.3%      (2.6)%
   Operating expense ratio (4)                  33.5%      34.5%      (1.0)%         34.5%      35.7%      (1.2)%

   (footnotes begin on following page)

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following: (a) the second phase of Preston Oaks beginning August 1, 1998, Bradford Creek beginning September 1, 1998, and the second phase of Plantation Trace beginning December 1, 1998, which are the dates each community achieved stabilized occupancy; (b) Windsong only through January 9, 1998, which is the date the property was sold, (c) Ivey Brook only through June 23, 2000, which is the date the property was sold; and (d) Bentley Place only through August 23, 1999, which is the date the property was sold.
(4) Represents the total of property operating expenses divided by property operating revenues, expressed as a percentage.

         Our 2000 same-property operating performance, when compared to 1999, includes a 7.1% increase in operating revenues, an 8.8% increase in net operating income, a 1.4% increase in average occupancy from 94.4% to 95.8%, and a 2.8% decline in our lease renewal percentage. Same-property results for the seven communities that were fully stabilized during both years ended December 31, 2000 and 1999 (Crestmark, Bradford Creek, Highland Park, River Oaks, Rosewood Plantation, and the first phases of Plantation Trace and Preston Oaks) are summarized in the table below.

         Our 1999 same-property operating performance, when compared to 1998, included a 4.2% increase in operating revenues, a 5.6% increase in net operating income, a 0.6% decrease in average occupancy from 94.9% to 95.5%, and a 3.6% decrease in our lease renewal percentage. Same-property results for the seven communities that were fully stabilized during both years ended December 31, 1999 and 1998 (Bentley Place, Highland Park, River Oaks, Rosewood Plantation, and the first phases of Crestmark, Plantation Trace, and Preston Oaks) are summarized in the following table:

                                                    YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                                    -----------------------             -----------------------
    (dollars in thousands)                                              %                                    %
                                                  2000       1999     CHANGE           1999       1998     CHANGE
                                                  ----       ----     ------           ----       ----     ------
   Rental income                             $  16,406  $  15,450       6.2%      $  14,441  $  14,149       2.1%
   Total operating revenues                  $  17,621  $  16,450       7.1%      $  15,402  $  14,785       4.2%
   Property operating expenses (1)           $   5,760  $   5,548       3.8%      $   5,255  $   5,180       1.4%
   Net operating income (2)                  $  11,861  $  10,902       8.8%      $  10,147  $   9,605       5.6%
   Average stabilized occupancy (3)              95.8%      94.4%       1.4%          94.9%      95.5%      (0.6)%
   Operating expense ratio (4)                   32.7%      33.7%      (1.0)%         34.1%      35.0%      (0.9)%
   Average monthly rent per apartment home   $     959  $     922       4.0%      $     920  $     895       2.8%
   Lease renewal percentage (5)                  53.6%      56.4%      (2.8)%         55.7%      59.3%      (3.6)%

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

         The following discussion compares our statements of operations for the years ended December 31, 2000, 1999 and 1998.

         Property operating revenue increased $794,000 or 4.1% from $19,384,000 for the year ended December 31, 1999 to $20,178,000 for the year ended December 31, 2000. The increase in operating revenue is due primarily to the following:

         (a)      the stabilization of Addison Place Phase I;

         (b)      a 2.2% increase in the average stabilized occupancy rate;

         (c) a $161,000 increase in water revenue from $357,000 in 1999 to $518,000 in 2000; and

         (d) a $1,171,000 or 7.1% increase in same-property operating revenue;

                  offset by:

         (e) the sale of Ivey Brook in 2000 compared to the sale of Bentley Place in 1999.

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

         (c) a $617,000 or 4.2% increase in same-property operating revenue; and

         (d) a $307,000 increase in water revenue from $50,000 in 1998 to $357,000 in 1999, with $255,000 of the $307,000 increase being attributable to the seven properties that were stabilized during both 1998 and 1999;

                  offset by:

         (e) the sale of the two retail centers in 1998 compared to the sale of Bentley Place in 1999; and

         (f) decreased average physical occupancy from 96.3% in 1998 to 93.7% in 1999.

         During 1998, we implemented a program to bill residents for their individual water consumption. We completed the installation of water-metering equipment in the fourth quarter of 1998 at a total cost of $377,000. Water revenues were $518,000 during 2000, $357,000 during 1999 and $50,000 during 1998. We expect to install water-metering equipment in all new apartment homes we develop.

         Property operating expenses (excluding depreciation and general and administrative expenses) increased $71,000 or 1.1% from $6,688,000 for the year ended December 31, 1999 to $6,759,000 for the year ended December 31, 2000. The increase in property operating expenses is due primarily to the following:

         (a) Addison Place Phase I operating for 12 months in 2000 while operating only 9 months in 1999; and

         (b) same property operating expenses increasing 3.8% or $212,000 from $5,548,000 in 1999 to $5,760,000 in 2000;

                  offset by the sales of Ivey Brook in 2000 and Bentley Place in 1999.

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

         (b) the completion of the initial lease-up phase at Bradford Creek in August 1998 and the second phases of Preston Oaks in July 1998 and Plantation Trace in November 1998; and

         (c) a $75,000, or 1.4% increase in same-property operating expenses;

                  offset by the sales of Bentley Place in 1999 and the two retail centers in 1998.

         General and administrative expenses increased $233,000 or 11.9% from $1,964,000 for the year ended December 31, 1999 to $2,197,000 for the year ended December 31, 2000 and include legal accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. This increase is due primarily to increased legal costs and incentive based employee trips. General and administrative expenses as a percentage of operating revenues increased from 10.1% for the year ended December 31, 1999 to 10.9% for the year ended December 31, 2000.

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

         Depreciation expense decreased $66,000 or 1.2% from $5,529,000 for the year ended December 31, 1999 to $5,463,000 for the year ended December 31, 2000. This decrease is due primarily due to the sales of Ivey Brook in 2000 and Bentley Place in 1999.

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

         Interest expense decreased $293,000 or 5.6% from $5,244,000 for the year ended December 31, 1999 to $4,951,000 for the year ended December 31, 2000. This decrease is due primarily to a decrease in total debt due to the sale of Ivey Brook and an increase in construction period interest as a result of having more properties under construction in 2000 than in 1999.

         Interest expense increased $689,000 or 15.1% from $4,555,000 for the year ended December 31, 1998 to $5,244,000 for the year ended December 31, 1999. The increase is due primarily to:

         (a) the financing of Bradford Creek in June 1998 and the first phase of Addison Place in October 1999;

         (b) the refinancing of the mortgage loan secured by the Rosewood Plantation community in June 1998 for a higher loan amount; and

         (c) the refinancing of the mortgage loans secured by the Plantation Trace and Crestmark communities in September 1998, each for higher loan amounts, offset by the mortgage note that we repaid when we sold Bentley Place in 1999.

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

         On June 23, 2000, we sold the Ivey Brook community for $14,550,000 in cash resulting in a gain, net of minority interest, of $2,285,000. Net sales proceeds were $8,097,000 after deduction for the loan assumed by the buyer of $6,190,000, and closing costs and accrued interest, totaling $263,000. Partnership profits interests of $726,000 were paid to Roberts Properties under the amended partnership agreement of the operating partnership. We used the remaining net proceeds of $7,371,000 to fund a special distribution to shareholders and unitholders on July 27, 2000 and to fund construction projects. Unamortized loan costs of $103,000 were charged to expense as an extraordinary item, including the minority interests' share of $35,000. In addition, during the fourth quarter of 2000, the Company received $198,000 from a settlement relating to the sale of Bentley Place which was recorded as an additional gain (before minority intersts of $67,000).

         On January 4, 2001, we sold our 152-unit Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of unitholders in the operating partnership. We acquired the community in October 1994. Net sale proceeds were $5,789,000 after deduction for loan repayment of $7,875,000, profits interests of $740,000 paid to Roberts Properties, and closing costs and prorations of $396,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998. Cash and cash equivalents decreased $178,000 from $1,673,000 as of December 31, 1999 to $1,495,000 as of December 31, 2000. The decrease was due to an increase in cash used by financing activities, offset by a decrease in cash used in investing activities and an increase in cash provided by operating activities. Cash and cash equivalents decreased $2,433,000 from $4,106,000 as of December 31, 1998 to $1,673,000 as of December 31, 1999. The decrease was due to a decrease in cash used in investing activities and an increase in cash provided by operating activities, offset by an increase in cash used in financing activities.

         A primary source of liquidity for us is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, and operating expenses with respect to those apartment homes. Net cash provided by operations increased $568,000 from $5,917,000 during 1999 to $6,485,000 during 2000. The increase in cash flow from operations is due primarily to additional cash flow from the communities leased up in 1999 and the stabilization of the first phase of Addison Place in 2000, offset by the sale of Ivey Brook in 2000. Net cash provided by operating activities increased $622,000 from $5,295,000 during 1998 to $5,917,000 during 1999. The increase in cash flow from operations is due primarily to additional cash flow from the communities leased-up in 1998 and the commencement of leasing operations at the first phase of Addison Place in 1999, offset by the sales of the two retail centers in 1998 and Bentley Place in 1999.

         Net cash used in investing activities increased $4,562,000 from $7,003,000 during 1999 to $11,565,000 during 2000. This increase is due primarily to the following:

         (a) proceeds of $7,569,000 from the sale of Ivey Brook and from a settlement relating to the sale of Bentley Place in 2000 compared to proceeds of $7,918,000 in 1999 from the sale of Bentley Place; and

         (b) construction and development costs of $17,496,000 in 2000 related to the first and second phases of Addison Place, Old Norcross and Ballantyne, compared to construction and development costs of $13,971,000 in 1999 related to Bradford Creek, the first and second phases of Addison Place, and the second phase of Plantation Trace.

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

         Net cash provided by financing activities increased $6,249,000 from net cash used in financing activities of $1,347,000 during 1999 to net cash provided by financing activities of $4,902,000 during 2000. This increase is due primarily to the following:

         (a) proceeds from the construction loan on the second phase of Addison Place of $14,152,000;

         (b) a decrease of $2,501,000 in distributions and dividends paid from $8,148,000 in 1999 to $5,647,000 during 2000; and

         (c) proceeds of $2,000,000 from the land loan secured by our Old Norcross property;

                  offset by:

         (d) the payoff of the Addison Place land loan of $3,000,000 from the proceeds of the construction loan on the second phase of Addison Place; and

         (e)      the payoff of the line of credit balance of $2,000,000.

         Net cash provided by (used in) financing activities decreased $11,276,000 from $9,929,000 of net cash provided in 1998 to $1,347,000 of net cash used during 1999. This decrease is due primarily to the following:

         (a) the closing of a $9,500,000 loan in October 1999 on Addison Place Phase I with a fixed interest rate of 6.95% per annum and a term of ten years, which provided net cash proceeds of $1,321,000 after paying off the construction loan ($8,019,000) and accrued interest ($38,000); the $1,321,000 net proceeds will be used to pay the balance of construction costs; the lender required us to obtain a letter of credit in the amount of $843,000 until the property obtains 95% physical occupancy (at December 31, 1999, the physical occupancy of the property was 55.9%);

         (b) the closing of a $3,000,000 land loan secured by Addison Place Phase II with a variable interest rate of LIBOR plus 150 basis points, a one-year term, which provided net cash proceeds of $2,977,000; the proceeds will be used to fund the initial construction of the second phase of Addison Place; and

         (c) net borrowings of $1,235,000 from the $2,000,000 line of credit;

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

         EXISTING DEBT STRUCTURE AS OF DECEMBER 31, 2001. The following facts highlight our existing debt structure:

         (a) each of our eight communities is financed with fixed-rate debt;

         (b) the average interest rate for all nine communities is 6.97% per annum as of December 31, 2000;

         (c)      no debt is scheduled to mature before October 2002;

         (d)      the average term to maturity is six years; and

         (e) debt principal will amortize at a rate of approximately $1,000,000 per year.

         The following table summarizes the mortgage debt for each of our eight communities:

                                         FIXED INTEREST                             PRINCIPAL
                                           RATE AS OF                              OUTSTANDING
                                            12/31/00             MATURITY           12/31/00
                                          -------------          --------           -----------

         Addison Place Phase I                 6.95%              11/15/09       $    9,492,000
         Bradford Creek                        7.15%              06/15/08            8,181,000
         Crestmark                             6.57%              10/01/08           15,586,000
         Highland Park                         7.30%              02/15/03            7,740,000
         Plantation Trace                      7.09%              10/15/08           11,632,000
         Preston Oaks                          7.21%              10/15/02            8,198,000
         River Oaks                            7.15%              11/15/03            8,833,000
         Rosewood Plantation                   6.62%              07/15/08            7,876,000
                                                                                      ---------

                                                                                 $   77,538,000

         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2009 as summarized below:

                                2002            $    8,025,000
                                2003                16,057,000
                                2008                38,232,000
                                2009                 8,387,000
                                                     ---------

                               Total            $   70,701,000
                                                ==============

         We anticipate that we will repay only a small portion of the principal of that indebtedness before maturity and that we will not have funds on hand sufficient to repay that indebtedness at maturity. Therefore, it will be necessary for us to refinance that debt through (a) debt financing collateralized by mortgages on individual communities or groups of communities and/or (b) equity offerings.

         On May 3, 2000, we closed on a $22,500,000 construction loan to fund the construction of the second phase of Addison Place. The loan has a 5-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan closed, we entered into an interest rate swap agreement that synthetically fixed the interest rate at 8.62%. At December 31, 2000, $14,152,000 was drawn on the loan.

         On February 1, 2000, we closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points. We renewed the loan in February 2001 for an additional six month period. We plan to pay off the land loan with the proceeds of a construction loan.

         The Company renewed a $2,000,000 revolving unsecured line of credit in June 2000 to provide funds for short-term working capital purposes. The line of credit has a one-year term and bears an interest rate of LIBOR plus 150 basis points. There was no outstanding balance on the line of credit at December 31, 2000.

         On February 1, 2001, we refinanced the Preston Oaks mortgage note with a new $12,700,000 loan having a seven-year term with a fixed interest rate of 7.18% payable in monthly installments of $86,034 based on a 30-year amortization schedule.

         On February 27, 2001, we signed an exchange agreement with Real Estate Exchange Services to acquire land previously owned by Roberts Properties Jones Bridge, LLC., a non-owned affiliate. We loaned Real Estate Exchange Services $3,514,000 to acquire the property and hold title until July 2, 2001. We intend that on July 2, 2001, a qualified intermediary for federal income tax purposes will purchase the property and then sell it to us to complete a Section 1031 tax-deferred exchange funded from the net proceeds from our sale of Rosewood Plantation.

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

HEDGING STRATEGY

         We generally enter into fixed rate debt instruments; however, in certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable debt. We do not utilize such instruments for trading or speculative purposes.


STOCK REPURCHASE PLAN

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. We repurchased 152,588 shares in 2000 at a total cost of $1,156,000; 121,200 shares in 1999 at a total cost of $909,000; and 19,300 shares in 1998 at a total cost of $145,000. In October 2000, we issued a press release announcing that our board of directors had authorized the repurchase of up to an additional 50,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and price per share.

REDEMPTIONS OF UNITS FOR CASH

         During the years ended December 31, 1999, and 1998, a total of 3,917 and 14,341 units were redeemed for cash of $28,000 and $122,000, respectively, from unitholders who resided outside the state of Georgia. We redeemed no units for cash in the year ended December 31, 2000.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

         Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management's discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders. The following table reconciles net income to FFO (dollars in thousands).


                                                                               TWELVE MONTHS ENDED DECEMBER 31,
                                                                              -------------------------------------

                                                                            2000             1999              1998
                                                                            ----             ----              ----

Net income                                                             $   2,832        $     716         $     708
Minority interest of unitholders in the operating partnership                246              (70)              (15)
Extraordinary item                                                            68              184               487
Amortization (real estate related)                                             0                0                41
Loss on disposal of real estate - related assets                              83               81                94
Gain on sale of real estate assets                                        (2,416)          (1,023)           (1,218)
Depreciation expense                                                       5,463            5,529             5,017
                                                                       ---------        ---------         ---------
Funds From Operations                                                  $   6,276        $   5,417         $   5,114
                                                                       =========        =========         =========

Weighted average shares and units
         outstanding during the period                                 7,367,068        7,448,757         7,547,978

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS"), "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was delayed by SFAS No. 137 and the statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires us to recognize all derivatives on the balance sheet at fair value. Because we have an interest rate swap that we designated as a hedge of our exposure to changes in the LIBOR rate on our $22,500,000 construction loan, and the swap was deemed to be highly effective in hedging our exposure, the adoption of SFAS No. 133, as amended, is not expected to have a material impact on our results of operations, but it is expected to result in a $842,000 decrease in shareholders' equity (accumulated other comprehensive income) relating to the estimated fair value of the swap at January 1, 2001. We have no other derivative instruments or hedging activities.

         The SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth quarter of 2000. The adoption of SAB 101 did not have any impact on our results of operations and our financial position.

INFLATION

         Substantially all apartment leases are for an initial term of not more than 12 months and thus may enable us to seek increases in rents after the expiration of each lease. The short-term nature of these leases serves to reduce the risk to us of the adverse effects of inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

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

         o Construction and lease-up risks inherent in our development of the Addison Place, Ballantyne and Old Norcross communities, and the other communities we may develop in the future could adversely affect our financial performance.

         o We might not be able to obtain replacement financing to make balloon payments on our fixed-rate debt, or we might have to refinance our debt on less favorable terms.

         o Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

         o Our operations could be adversely affected if we lost key personnel, particularly Mr. Roberts.

         o We could incur costs from environmental problems even though we did not cause, contribute to, or know about them.

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

      Investors should review the more detailed description of these and other possible risks contained in the "Risk Factors" section of the prospectus included in the S-3 Registration Statement we filed with the SEC on August 2, 1999.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. In order to reduce our interest rate risk, we entered into an interest rate swap agreement to hedge exposure to the LIBOR rate for the construction loan. This agreement synthetically fixed the interest rate at 8.62% (see Note 4 to the Consolidated Financial Statements). We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the Consolidated Financial Statements. All of our long-term borrowings are under fixed rate instruments, and our line of credit rate and land loan rates are 150 basis points over the three-month LIBOR. We have determined that there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

      The table below presents principal reductions and related weighted average interest rates by year of expected maturity for our debt obligations.

                                                                                                                  FAIR VALUE
                                                                                                                  DECEMBER 31,
                                                                                                                ----------------

(DOLLARS IN             2001       2002       2003        2004        2005      THEREAFTER        TOTAL        2000         1999
------------            ----       ----       ----        ----        ----      ----------        -----        ----         ----
THOUSANDS)

Principal            $  1,001   $  9,015     $16,826    $    790    $     846    $  49,060      $  77,538    $  77,538   $   84,613
reductions in
mortgage notes

Average interest         7.01%      6.96%       6.89%       6.89%        6.89%        6.96%          6.97%        6.97%        6.99%
rates

Principal            $      0   $      0     $     0    $      0    $       0    $       0      $       0    $       0   $    1,235
reductions in line
of credit

Principal            $  2,000    $     0     $     0    $      0    $       0    $       0      $   2,000    $   2,000   $    3,000
reductions in land
loan

Principal            $      0    $    73     $   145    $    152    $  13,782    $       0      $  14,152    $  14,152   $        0
reductions in
construction loan

Interest Rate Swap:
(Notional Principal
Amount)
Pay fixed/ Receive   $      0    $    73     $   145    $    152    $  13,782    $       0      $  14,152    ($842,000)  $        0
variable
Average Pay rate         8.62%      8.62%       8.62%       8.62%        8.62%          N/A          8.62%        8.62%  $        0
Receive rate             LIBOR      LIBOR       LIBOR       LIBOR        LIBOR          N/A          LIBOR        LIBOR  $        0

      We estimate that the fair value of our debt approximates carrying value based upon our effective current borrowing rate for issuance of debt with similar terms and remaining maturities. At December 31, 2000, the fair value of our interest rate swap was ($842,000).

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 14(a) and are filed as part of this annual report on the pages indicated.

        Report of Independent Public Accountants (Arthur Andersen LLP)......F-1

        Consolidated Financial Statements and Schedule as of
           December 31, 2000 and 1999 and for the Years Ended
           December 31, 2000, 1999 and 1998:

        Balance Sheets......................................................F-2

        Statements of Operations............................................F-3

        Statements of Shareholders' Equity..................................F-4

        Statements of Cash Flows............................................F-5

        Notes to Financial Statements ......................................F-6

        Schedule III - Real Estate and Accumulated Depreciation.............S-1


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         Charles S. Roberts, age 54, has served as our Chairman of the Board, Chief Executive Officer, and President since July 1994. Mr. Roberts' term as a director expires at the 2003 annual meeting of shareholders. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Roberts also owned substantially all of the outstanding interests in Roberts Properties Management, L.L.C. until its acquisition by Roberts Properties Residential, L.P. on April 1, 1997.

         In October 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct, and manage real estate. Beginning in 1985, Mr. Roberts and Roberts Properties began to focus on developing upscale multifamily residential communities and have won numerous local, regional and national awards for the development of these communities. Mr. Roberts is a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties was awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight out of nine years during the period 1988 through 1996. On a national level, Roberts Properties was awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments in 1991 and 1992. In 1993, Roberts Properties was awarded the coveted Golden Aurora Award for best overall development in the Southeast.

         James M. Goodrich, age 60, a director since October 1994, is a consulting engineer and private investor. Dr. Goodrich's term expires at the 2003 annual meeting of shareholders. Dr. Goodrich is a trustee of the North American Electric Reliability Council, whose mission is to promote the reliability of the electricity supply for North America. In 1975, Dr. Goodrich founded Energy Management Associates, which provides operations and financial planning software and related consulting services to the electric and gas utility industries. Dr. Goodrich was Executive Vice President of Energy Management Associates from 1975 until October 1993 and was a member of its board of directors until 1992, when it was sold to Electronic Data Systems Corporation. Prior to his experience with Energy Management Associates, Dr. Goodrich served in the United States Navy for five years as an officer on the staff of Admiral Hyman Rickover; this position involved technical support of the design and development of nuclear power plants for the Navy. Dr. Goodrich holds a Ph.D. in Nuclear Engineering, a master's degree in Engineering-Economic Systems, and a bachelor of arts degree, all from Stanford University. He also holds a master's degree in Engineering Science from George Washington University. Dr. Goodrich has appeared as an expert witness before numerous state public utility commissions, the Federal Energy Regulatory Commission, federal courts, and arbitration panels.

         Wm. Jarell Jones, age 52, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro, Georgia since November 1993. Mr. Jones' term expires at the 2002 annual meeting of shareholders. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming, and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.

         Ben A. Spalding, age 66, a director since October 1994, is Executive Vice President of DHR International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding's term expires at the 2001 annual meeting of shareholders. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983,

Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor's degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

         George W. Wray, Jr., age 64, a director since February 1995, is a private investor and Senior Partner of the Wray Partnership, a family investment group. Mr. Wray's term expires at the 2001 annual meeting of shareholders. He was employed with International Silver Company from the early 1960s to July 1993, most recently as a Vice President engaged in sales management for the eastern United States. From the July 1993 acquisition of International Silver Company by World Crisa Corporation (a division of Vitro S.A.) through September 1997, Mr. Wray was an independent sales agent for the successor organization. Mr. Wray also served as a Vice President of Spalding & Company, an NASD registered broker-dealer, from 1991 to 1997 and was a registered associate of Spalding & Company from 1983 to 1997. Mr. Wray holds a bachelor's degree in Industrial Relations from the University of North Carolina at Chapel Hill and serves as an elder of the Peachtree Presbyterian Church in Atlanta.

         Dennis H. James, age 53, a director since June 1995, is a Managing Director of L. J. Melody & Company (formerly Shoptaw-James, Inc.), a commercial mortgage banking firm. Mr. James' term expires at the 2002 annual meeting of shareholders. Mr. James has over 25 years experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Managing Director of L. J. Melody & Company, he is responsible for the Southeast Region's overall production and investor relations. He has served on both the Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor's degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.

         Weldon R. Humphries, age 63, a director since February 1998, is a private investor. Mr. Humphries' term expires at the 2001 annual meeting of shareholders. Mr. Humphries recently retired from a distinguished twenty-year career with Manor Care, Inc. (NYSE: MNR), where he was employed from January 1978 to November 1997 as Senior Vice President responsible for asset management, acquisitions and development, and with Choice Hotels International, Inc. (NYSE:
CHH), where he served as Senior Vice-President responsible for asset management, acquisitions and development from November 1997 to January 1998. Mr. Humphries began his career as a senior mortgage analyst with Connecticut General Life Insurance Company and later worked for Arvida Corporation, where he was responsible for all real estate financing, development and marketing. Mr. Humphries has a BBA in Marketing from the University of Houston and an MBA in Finance from the University of Hartford. He also served as an officer in the United States Marine Corps.

         Charles R. Elliott, age 47, Roberts Realty's Secretary and Treasurer since its inception, is our Chief Financial Officer and has served in that capacity since April 1995. Mr. Elliott also served as a director of Roberts Realty from October 1994 to February 1995 and he again became a director in 2000. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master's degree in Finance.

         Ronald L. Johnson, age 44, has served as our Vice President - Property Maintenance since January 1999. He also served as a Vice President of Quality Management from April 1997 through 1998. He worked for Roberts Properties Management, L.L.C. as Vice President of Quality Management from 1996 to April 1997 (when we acquired Roberts Properties Management) and as Maintenance Supervisor from 1991 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty's directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2000, except for Ronald Johnson, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements. Mr. Johnson, our Vice President - Property Maintenance, failed to file a Form 3 in January 1999 when he became an officer of our company, as well as three Forms 4 in 2000 after exchanging units for shares and selling shares.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, and Mr. Charles R. Elliott, our Secretary and Treasurer since inception and our Chief Financial Officer since April 1995, are our only executive officers whose total salary and bonus exceeded $100,000 during 2000. Mr. Roberts and Mr. Elliott are our "named executive officers."

                                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                            ---------------------------------
      Name and Principal Position           Year     Salary ($)      Bonus ($)
      ---------------------------           ----     ----------      ---------

      Charles S. Roberts                    2000      $150,000      $      0
        Chairman of the Board, Chief        1999       150,000             0
        Executive Officer, and President    1998       155,769             0

      Charles R. Elliott                    2000       123,000        30,000
        Secretary, Treasurer and            1999       101,577        30,000
        Chief Financial Officer             1998        93,642        30,000

         We are not a party to any employment agreements. Certain fees and other payments are payable to affiliates of Mr. Roberts under various agreements and arrangements. See Part III, Item 13, Certain Relationships and Related Transactions - Payments to the Roberts Companies.

COMPENSATION OF DIRECTORS

         We pay our directors who are not officers of Roberts Realty fees for their services as directors. Mr. Roberts and Mr. Elliott, who are the only directors who are officers, are not paid any director fees. Non-officer directors receive an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the Board of Directors. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is composed of Mr. Humphries, Mr. James and Mr. Jones. None of them was during 2001, or at any previous time, an officer, or employee of Roberts Realty or Roberts Properties Residential, L.P.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table describes the beneficial ownership of shares of our common stock as of March 23, 2001 for:

         o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

         o    each director and each of our named executive officers; and

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

                 NAME OF                       NUMBER OF SHARES       NUMBER OF UNITS                          PERCENT OF
             BENEFICIAL OWNER                     OWNED              BENEFICIALLY OWNED        TOTAL            CLASS(1)
             ----------------                  ----------------       ----------------         -----            ---------

Charles S. Roberts(2)                                758,860                 738,012          1,496,872        30.9%

George W. Wray, Jr.(3)                               247,880                 119,266            367,146         7.6

James M. Goodrich(4)                                 258,651                  54,910            313,561         6.5

Ben A. Spalding(5)                                    21,252                  27,318             48,570         1.0

Dennis H. James                                       53,546                   2,405             55,951         1.2

Wm. Jarell Jones                                       3,917                       0              3,917          *

Weldon R. Humphries(6)                                38,000                       0             38,000          *

Charles R. Elliott                                    11,875                       0             11,875          *

All directors and executive officers as a
group: (9 persons)(7)                              1,398,106                 941,911          2,340,017        48.3%


-------------------------------------------
*Less than 1%.
(Footnotes begin on following page.)

(1) The total number of shares outstanding used in calculating this percentage is 4,846,228, the number of shares outstanding as of March 23, 2001.

(2) Includes 2,744 shares owned by Mr. Roberts' minor daughter. A trust for his minor daughter of which he is the sole trustee owns 29,500 units.

(3) Includes 214,065 shares owned by a partnership, over which shares Mr. Wray has voting and investment power as the managing partner of such partnership; 27,257 shares owned by his wife and 5,058 shares owned by a trust of which she is a co-trustee. Mr. Wray disclaims beneficial ownership of the 27,257 shares owned by Mrs. Wray and 5,058 shares owned by a trust of which she is a co-trustee. The partnership previously referenced owns 95,568 units.

(4) Includes 110,507 shares owned jointly by Dr. Goodrich and his wife; 108,478 shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons; and 24,879 shares owned by a trust for the benefit of a son of Dr. and Mrs. Goodrich and of which Mrs. Goodrich is trustee. Dr. Goodrich's beneficial ownership of units includes 48,075 units owned jointly by Dr. and Mrs. Goodrich and 6,835 units owned by a trust for the benefit of a son of Dr. and Mrs. Goodrich of which Mrs. Goodrich is trustee. Dr. Goodrich disclaims beneficial ownership of the units and shares owned by the trust.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

GENERAL

         Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership; owns a 66.9% interest in it; and is its sole general partner. Mr. Charles S. Roberts owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. These companies perform certain services for us as explained below. Notes 1 and 9 to our Consolidated Financial Statements provide further detail regarding some of the transactions described in this section.

PAYMENTS TO THE ROBERTS COMPANIES

         Overview. We have paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. These various arrangements are summarized below.

         Development Fees. From time to time we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. The operating partnership paid Roberts Properties a fee of $1,595,000, or $5,000 per unit, for designing, developing, and overseeing construction of our 319-unit Ballantyne community in Charlotte, North Carolina. The operating partnership paid Roberts Properties a fee of $2,015,000, or $5,000 per unit, for designing, developing, and overseeing construction of our 403-unit Addison Place project in Atlanta, Georgia. The operating partnership will pay Roberts Properties a fee of $1,250,000, or $5,000 per unit, for designing, developing, and overseeing construction of our 250-unit Old Norcross project in Gwinnett County, Georgia. Through December 31, 2000, Roberts Realty had incurred $1,141,250 of the $1,250,000 development fee.

         Construction Contracts. Roberts Realty enters into contracts in the normal course of business with Roberts Properties Construction, Inc. ("Roberts Construction").

                  Ballantyne. We have entered into a cost plus 10% contract with Roberts Construction for construction of our Ballantyne community. Roberts Construction started construction of the Ballantyne community in the fourth quarter of 1999, and we have paid Roberts Construction $1,360,000 through March 31, 2001 for its initial work on the project. Roberts Construction will serve as the general contractor for the construction of this community. We estimate the cost of construction to be $23,100,000.

                  Old Norcross. We have entered into a cost plus 10% contract with Roberts Construction for construction of our Old Norcross community. Through March 31, 2001 we paid Roberts Construction $1,088,000 for its initial work on the Old Norcross project. We estimate the cost of construction on this project to be $16,000,000.

                  Other Communities. The following table summarizes certain information regarding payments to Roberts Construction for other construction projects through March 23, 2001. Under all of these contracts, we pay Roberts Construction its cost, plus a fee of 10% of its cost.



                                    ACTUAL/                                     AMOUNT
                                    ESTIMATED                                  INCURRED          ESTIMATED
                                    TOTAL                  TOTAL                 FROM            REMAINING
                                    CONTRACT              AMOUNT              1/1/1999 TO       CONTRACTUAL
                                    AMOUNT               INCURRED             3/23/2001        COMMITMENT
                                    ---------            --------             -----------      ------------

Addison Place - Phase I            $ 9,647,000         $ 9,647,000           $ 8,642,000         $         0
Addison Place - Phase II            20,605,000          17,066,000            17,066,000           3,539,000
Ballantyne                          23,100,000           1,360,000             1,360,000          21,740,000
Old Norcross                        16,000,000           1,088,000             1,088,000          14,912,000
Plantation Trace - Phase II          4,908,000           4,908,000               395,000                   0
                                     ---------       -------------          ------------       -------------
                                   $74,260,000         $34,069,000           $28,551,000         $40,191,000
                                   ===========       ==============         ============        ============


         We paid Roberts Construction $33,000 in 2000 for labor and materials to perform repairs and maintenance for our communities.

         Partnership Profits Interest. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. Each partnership owned an apartment community that had been developed or was in the development process. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the operating partnership. As the holder of the profits interest, Roberts Properties may receive distributions in certain circumstances. Upon a sale of any of the acquired properties, Roberts Properties will receive a distribution of a specified percentage of the gross sales proceeds, or, in the case of the Crestmark Phase II land, a maximum amount of $86,775. Pursuant to this arrangement, Roberts Properties received distributions of $726,000 (or 5% of gross proceeds) upon the sale of Ivey Brook in June 2000 and $740,000 (or 5% of the gross proceeds) upon the sale of Rosewood Plantation in January 2001. Upon a change in control of Roberts Realty or the operating partnership, Roberts Properties will receive a distribution of the applicable percentages of the fair market value of each of the properties, or in the case of the Crestmark Phase II, land, up to the maximum amount. The amount to be distributed to Roberts Properties with respect to each affected property will be limited to the amount by which the gross proceeds from the sale of that property, or, in connection with a change in control, its fair market value, exceeds the sum of:

         o the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;
         o the equity issued by the operating partnership in acquiring the property; and
         o all subsequent capital improvements to the property made by the operating partnership.

         The percentages that apply to the sales proceeds, or fair market value, of the affected properties are shown in the following table:

                   River Oaks                                         5%
                   Preston Oaks Phase I                               5%
                   Highland Park                                      5%
                   Crestmark Phase I                                  5%
                   Plantation Trace Phase I                           6%

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

         During 2000, we made a profits interest distribution of $726,000 to Roberts Properties.

         Pending Transactions with Affiliates of Mr. Roberts. On February 27, 2001, we signed an exchange agreement with Real Estate Exchange Services to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns the majority of the equity interest. The 6.84 acre property is located at the intersection of Abbotts Bridge Road and Jones Bridge Road near Addison Place. We loaned Real Estate Exchange Services $3,514,000 to acquire the property and hold title until July 2, 2001. We intend that on July 2, 2001, a qualified intermediary for federal income tax purposes will purchase the property and then sell it to us to complete a Section 1031 tax-deferred exchange. We plan to develop 47,200 square foot retail center on the property.

         On March 20, 2001, our board of directors approved our purchase from Roberts Properties of 10.7 acres on Northridge Parkway in north Atlanta adjacent to our Highland Park community for the construction of a 220-unit apartment community. The purchase price will be $4,700,000. We plan to retain Roberts Properties to design, develop, and oversee construction of the project for a fee of $1,100,000, or $5,000 per unit,. We also plan to enter into a cost plus 10% contract with Roberts Construction for construction of the project. The independent members of our board of directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

         Other Fees. During 2000, we paid affiliates of Mr. Roberts miscellaneous fees and cost reimbursements totaling $192,000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1. and 2.  Financial Statements and Schedules.

         The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.




INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                           PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (Arthur Andersen LLP).............F-1

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998:

           Balance Sheets..................................................F-2

           Statements of Operations........................................F-3

           Statements of Shareholders' Equity..............................F-4

           Statements of Cash Flows........................................F-5

           Notes to Financial Statements...................................F-6

           Schedule III - Real Estate and Accumulated Depreciation.........S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
March 5, 2001



ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                         DECEMBER 31,        DECEMBER 31,
ASSETS                                                                                       2000                 1999
                                                                                         ----------          --------
REAL ESTATE ASSETS - At cost:

     Land                                                                                 $  18,743           $  21,120
     Buildings and improvements                                                              93,371              96,124
     Furniture, fixtures and equipment                                                       11,566              11,654
                                                                                          ---------           ---------
                                                                                            123,680             128,898
     Less accumulated depreciation                                                          (24,061)            (21,029)
                                                                                          ---------           ----------

         Operating real estate assets                                                        99,619             107,869

        Land held for future development                                                          0               2,559
     Construction in progress and real estate under development                              28,439              12,393
                                                                                          ---------           ---------

         Net real estate assets                                                             128,058             122,821

CASH AND CASH EQUIVALENTS                                                                     1,495               1,673

RESTRICTED CASH                                                                                 388               1,202

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $500 and $425 at December 31, 2000 and, 1999, respectively                                 890               1,031

OTHER ASSETS - Net                                                                              698                 351
                                                                                          ---------           ---------
                                                                                          $ 131,529           $ 127,078
                                                                                          =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                               $  77,538           $  84,615
     Construction note payable                                                               14,152                   0
     Land note payable                                                                        2,000               3,000
     Line of credit                                                                               0               1,235
     Accounts payable and accrued expenses                                                    1,496               1,238
     Dividends and distributions payable                                                        815               1,010
     Due to affiliates (including retainage payable of $915 and $216 at
         December 31, 2000 and 1999, respectively)                                            2,994               1,214
     Security deposits and prepaid rents                                                        490                 443
                                                                                          ---------           ---------

         Total liabilities                                                                   99,485              92,755
                                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                10,607              12,013
                                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares
         issued and outstanding                                                                   -                   -
     Common shares, $.01 par value, 100,000,000 shares authorized, 5,161,299 and
         4,959,697 shares issued at December 31, 2000 and 1999, respectively                     52                  49
     Additional paid-in capital                                                              23,741              25,354
     Less treasury shares, at cost (293,088 shares and 140,500 shares at
         December 31, 2000 and 1999, respectively)                                           (2,210)             (1,054)
     Unamortized deferred compensation                                                         (146)               (136)
     Accumulated deficit                                                                          0              (1,903)
                                                                                          ---------           ---------
         Total shareholders' equity                                                          21,437              22,310
                                                                                          ---------           ---------

                                                                                          $ 131,529           $ 127,078
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.


ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             YEARS ENDED DECEMBER 31,
                                                                                             ------------------------
                                                                                      2000             1999            1998
                                                                                      ----             ----            ----
OPERATING REVENUES:
     Rental operations                                                            $ 18,768         $ 18,163        $ 16,521
     Other operating income                                                          1,410            1,221             833
                                                                                    ------          -------          ------

          Total operating revenues                                                  20,178           19,384          17,354
                                                                                    ------          -------          ------

OPERATING EXPENSES:
     Personnel                                                                       1,920            1,785           1,777
     Utilities                                                                       1,243            1,301           1,178
     Repairs, maintenance and landscaping                                            1,200            1,180           1,090
     Real estate taxes                                                               1,561            1,574           1,393
     Marketing, insurance and other                                                    835              848             754
     General and administrative expenses                                             2,197            1,964           1,727
     Depreciation expense                                                            5,463            5,529           5,017
                                                                                    ------         --------          ------

          Total operating expenses                                                  14,419           14,181          12,936
                                                                                    ------         --------          ------

INCOME FROM OPERATIONS                                                               5,759            5,203           4,418
                                                                                    ------          -------          ------

OTHER INCOME (EXPENSE):
     Interest income                                                                   214              159             384
     Interest expense                                                               (4,951)          (5,244)         (4,555)
     Loss on disposal of assets                                                        (83)             (81)            (94)
     Amortization of deferred financing costs                                         (209)            (219)           (139)
     Other amortization expense                                                          0              (11)            (52)
                                                                                    ------         --------         -------

          Total other expense                                                       (5,029)          (5,396)         (4,456)
                                                                                   -------         --------         -------

INCOME (LOSS) BEFORE MINORITY INTEREST, GAINS ON SALE OF
    REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                                         730             (193)            (38)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                         (246)              70              15
                                                                                    -------         -------           -----

INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE ASSETS
    AND EXTRAORDINARY ITEMS                                                            484             (123)            (23)

GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
    of unitholders in the operating partnership                                      2,416            1,023           1,218
                                                                                    ------          -------           -----

INCOME BEFORE EXTRAORDINARY ITEMS                                                    2,900              900           1,195

EXTRAORDINARY ITEMS - Loss on early extinguishment of debt, net of
    minority interest of unitholders in the operating partnership                      (68)            (184)           (487)
                                                                                    -------         -------           -----

NET INCOME                                                                          $2,832          $   716            $708
                                                                                   =======          =======            ====


INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED (NOTE 7):
     Income before extraordinary items                                              $  0.59          $ 0.19           $0.26

     Extraordinary items                                                              (0.01)          (0.04)          (0.11)
                                                                                    -------         -------          ------

     Net income                                                                      $ 0.58          $ 0.15          $ 0.15
                                                                                    =======         =======          ======

     Weighted average common shares - basic                                       4,881,601       4,737,008       4,638,265

     Weighted average common shares - diluted                                     7,367,068       7,448,757       7,547,978

The accompanying notes are an integral part of these consolidated financial statements.


ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------


                                                   COMMON SHARES        ADDITIONAL                                         TOTAL
                                               NUMBER OF                 PAID-IN     TREASURY  DEFERRED    ACCUMULATED SHAREHOLDERS'
                                             SHARES ISSUED    AMOUNT      CAPITAL    SHARES  COMPENSATION    DEFICIT      EQUITY
                                             --------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1997                  4,420,508         $44       $29,980       $0       $0       ($3,327)     $26,697
          Conversion of units to shares            330,468           3         2,002                                        2,005
          Dividends declared ($0.5775 per share)                              (2,702)                                      (2,702)
          Adjustment for minority interest in
               the operating partnership                                          66                                           66
          Repurchase of units                                                   (122)                                        (122)
          Restricted shares issued to employees     13,061                       111              (111)                         0
          Amortization of deferred compensation                                                     19                         19
          Treasury shares (19,300 shares at cost)                                        (145)                               (145)
          Net income                                                                                             708          708
                                             ------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1998                  4,764,037          47        29,335     (145)     (92)       (2,619)      26,526
          Conversion of units to shares            185,858           2           955                                          957
          Dividends declared ($1.085 per share)                               (5,134)                                      (5,134)
          Adjustment for minority interest in
               the operating partnership                                         147                                          147
          Repurchase of units                                                    (28)                                         (28)
          Restricted shares issued to employees      9,802                        79               (79)                         0
          Amortization of deferred compensation                                                     35                         35
          Treasury shares (121,200 shares at cost)                                       (909)                               (909)
          Net income                                                                                             716          716
                                             ------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 1999                  4,959,697          49        25,354   (1,054)    (136)       (1,903)      22,310
          Conversion of units to shares            191,341           3           941                                          944
          Dividends declared ($0.74 per share)                                (2,705)                           (929)      (3,634)
          Adjustment for minority interest in
               the operating partnership                                          74                                           74
          Restricted shares issued to employees     10,261                        77               (77)                         0
          Amortization of deferred compensation                                                     67                         67
          Treasury shares (152,588 shares at cost)                                     (1,156)                             (1,156)
          Net income                                                                                           2,832        2,832
                                             ------------------------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2000                  5,161,299         $52       $23,741  ($2,210)   ($146)           $0      $21,437
                                             ====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                YEARS ENDED DECEMBER 31,
                                                                                                ---------------------------
                                                                                             2000         1999           1998
                                                                                             ----         ----           ----
OPERATING ACTIVITIES:
     Net income                                                                         $   2,832     $     716     $     708
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interest of unitholders in the operating partnership                       246           (70)          (15)
          Gain on sale of real estate assets                                               (2,416)       (1,023)       (1,218)
          Loss on disposal of assets                                                           83            81            94
          Depreciation and amortization                                                     5,700         5,759         5,208
          Extraordinary items, net of minority interest of
               unitholders in the operating partnership                                        68           184           487

          Amortization of deferred compensation                                                67            35            19
     Changes in assets and liabilities:
          (Increase) decrease in restricted cash                                              (29)          (39)          148
          (Increase) decrease in other assets                                                (375)           52           (34)
          Increase (decrease) in accounts payable and accrued expenses relating
               to operations                                                                  262           114           (23)
          Increase (decrease) in security deposits and prepaid rent                            47           108           (79)
                                                                                         ----------    -----------  ---------

               Net cash provided by operating activities                                    6,485         5,917         5,295
                                                                                         ----------    -----------  ---------
INVESTING ACTIVITIES:
     Proceeds from sale of real estate assets                                               7,569         7,918         7,521
     Acquisition and construction of real estate assets                                   (19,134)      (14,921)      (25,756)
                                                                                         --------      -------      ---------

               Net cash used in investing activities                                      (11,565)       (7,003)      (18,235)
                                                                                          -------      --------      --------
FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable                                                       0         9,500        44,400
     Proceeds from land note payable                                                        2,000         3,000             0
     Payoff of land note payable                                                           (3,000)            0             0
     Proceeds from mortgage notes payable held in escrow                                      843          (693)         (150)
     Payoff of mortgage notes, including prepayment penalty                                     0        (4,166)      (28,291)
     Principal repayments on mortgage notes payable                                          (887)         (890)         (788)
     Payment of loan costs                                                                   (168)         (248)         (653)
     Proceeds from short-term loan                                                            765         3,085           350
     Payoff of short-term loan                                                             (2,000)       (1,850)         (350)
     Proceeds from construction loan                                                       14,152         8,019             0
     Payoff of construction loan                                                                0        (8,019)            0
     Repurchase of units                                                                        0           (28)         (122)
     Repurchase of treasury stock                                                          (1,156)         (909)         (145)
     Payment of dividends and distributions                                                (5,647)       (8,148)       (4,322)
                                                                                         --------       -------      ---------

               Net cash provided by (used in) financing activities                          4,902        (1,347)        9,929
                                                                                         --------       --------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (178)       (2,433)       (3,011)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                1,673         4,106         7,117
                                                                                         --------       -------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $   1,495     $   1,673      $  4,106
                                                                                         ========      ========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                             $   5,964     $   5,852      $  5,079
                                                                                         ========      ========      =========

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

         The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and had a 66.9% and 65.0% ownership interest at December 31, 2000 and 1999, respectively. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. Units of limited partnership interest ("Units") in the Operating Partnership outstanding at December 31, 2000 and 1999 were 2,403,495 and 2,594,836, respectively. Units held by the minority interest as a percentage of total Units and shares of common stock ("Shares") of the Company outstanding were 33.1% and 35.0% at December 31, 2000 and 1999, respectively. The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

         At December 31, 2000, the Company owned eight completed multifamily apartment communities totaling 1,633 apartment homes in Atlanta, and an additional 854 apartment homes were under construction (535 in Atlanta and 319 in Charlotte). On June 23, 2000, the Company sold a 146-unit apartment community located in Atlanta, Georgia.

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

         The minority interest of the Unitholders in the Operating Partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued. The minority interest of the Unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of Units outstanding during the period, which was 33.7%, 36.4% and 38.5% for the years ended December 31, 2000, 1999 and 1998, respectively. The minority interest of the Unitholders was $10,607,000 and $12,013,000 at December 31, 2000 and 1999,
         respectively.

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

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REAL ESTATE ASSETS AND DEPRECIATION. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property's operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset's use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset's carrying cost, the asset is written down to its fair value. None of the Company's real estate assets have required write-downs.

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

         RESTRICTED CASH. Restricted cash consists of resident security deposits ($388,000). The 1999 restricted cash consists of resident security deposits ($359,000) and monies restricted by lenders from proceeds on mortgage financings ($843,000). Because the physical occupancy of Addison Place phase I was less than 95% at the time of closing, the lender required the Company to obtain a letter of credit in the amount of $843,000.

         DEFERRED FINANCING COSTS. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

         INTEREST AND REAL ESTATE TAXES. Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $1,477,000, $621,000 and $580,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

         INCOME TAXES. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. As a result of recently enacted tax legislation, effective for tax years beginning after December 31, 2000, the distribution requirement has been reduced from 95% to 90% of a REIT's ordinary taxable income. Provided we maintain our qualification as a REIT, the Company generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

         EARNINGS PER SHARE. Basic earnings per share is computed based upon the weighted average number of common Shares outstanding during the period. Diluted earnings per share is computed to reflect the potential dilution of all instruments or securities which are convertible into Shares of common stock.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS") "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was delayed by SFAS No. 137, and the statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Since the Company has an interst rate swap that it has designated as a hedge of its exposure to changes in the LIBOR rate on its $22,500,000 construction loan, and the swap was deemed to be highly effective in hedging the Company's exposure, the adoption of SFAS No. 133, as amended, is not expected to have a material impact on the Company's results of operations, but is expected to result in a $842,000 decrease in shareholders' equity (accumulated other comprehensive income) relating to the estimated fair value of the swap at January 1, 2001. Roberts Realty has no other derivative instruments or hedging activities.

         The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth quarter of 2000. The adoption of SAB 101 did not have any impact on the Company's results of operations and financial position.

         RECLASSIFICATIONS. Certain prior years amounts have been reclassified to conform with the 2000 presentation.


3.       ACQUISITIONS AND DISPOSITIONS

         On January 9, 1998, the Company completed the sale of the Windsong community for $9,750,000 in cash resulting in a gain, net of minority interest, of $918,000 on the sale of real estate assets and an extraordinary gain, net of minority interest, of $68,000 on the buyer's assumption of related mortgage indebtedness. Net sales proceeds were $5,194,000 after deduction for loan repayment of $3,959,000 and closing costs and prorations totaling $597,000. Partnership profits interests of $288,000 were paid to Roberts Properties, Inc. The Company reinvested the net sales proceeds in replacement properties in connection with a Section 1031 tax-deferred exchange as described below. The purchaser is not affiliated with the Company. See Note 9 - Related Party Transactions.

         On June 22, 1998, the Company purchased approximately 23.8 acres of undeveloped land in the Ballantyne area of Charlotte, North Carolina for $3,540,000 from a local Charlotte investment group. The Company began construction of a 319-unit multifamily apartment community on the property during the fourth quarter of 1999. See Note 9 - Related Party Transactions.

         On June 24, 1998, the Company purchased approximately 49.1 acres of undeveloped land located in north Fulton County, Georgia for $5,294,000 from Roberts Properties, Inc. ("Roberts Properties"), an affiliate owned by Mr. Roberts. The Company is constructing a 403-unit multifamily apartment community on the property. Construction of the 118-unit first phase began in the third quarter of 1998 and was completed in the fourth quarter of 1999. Construction of the 285-unit second phase began in the second quarter of 1999. See Note 9 - Related Party Transactions.

         On June 25, 1998, the Company purchased approximately 35.3 acres of undeveloped land located in Gwinnett County, Georgia for $2,525,000 from Roberts Properties Old Norcross, Ltd. The Company is constructing a 250-unit multifamily apartment community on the property, which began in the second quarter of 2000. See Note 9 - Related Party Transactions.

         On July 17, 1998, the Company completed the sale of its two retail centers for $2,400,000 in cash resulting in a gain, net of minority interest, of $300,000. Net sales proceeds were $2,182,000, after deducting for closing costs and prorations of $218,000. Partnership profits interests of $92,500 were paid to Roberts Properties. The purchaser is unaffiliated with the Company. See Note 9 - Related Party Transactions.

         On August 23, 1999, the Company sold the Bentley Place community for $8,273,000 in cash resulting in a gain, net of minority interest, of $1,023,000. Net sales proceeds were $3,726,000 after deduction for loan repayment and including prepayment fee, totaling $4,166,000, and closing costs, accrued interest, and prorations totaling $381,000. Partnership profits interests of $242,000 were paid to Roberts Properties under the amended partnership agreement of the Operating Partnership. The Company used the remaining net sales proceeds of $3,484,000 to fund a special distribution to shareholders and unitholders on August 30, 1999. The purchaser is not affiliated with the Company. See Note 9 - Related Party Transactions.

         On June 23, 2000, the Company completed the sale of its Ivey Brook community to Ivey Brook Apartments, Inc. for $14,550,000. Ivey Brook is a 146-unit apartment community located in Atlanta, Georgia. Net cash proceeds were $7,371,000, resulting in a gain, net of minority interest, of $2,285,000 after deducting $6,190,000 for the mortgage note payable which was assumed by the buyer, $263,000 for closing costs, and accrued interest and $726,000 for a partnership profits interest paid to Roberts Properties in July 2000. We used the net proceeds of $7,371,000 to fund a special distribution to shareholders and unitholders on July 27, 2000 and to fund construction projects. See
         Note 9 - Related Party Transactions.

         In the fourth quarter of 2000, the Company received $198,000 from a settlement relating to the sale of Bentley Place which was recorded as an additional gain (before minority intersts of $67,000).

         Unaudited pro forma amounts for the years ended December 31, 2000 and 1999 assuming the sales of Ivey Brook and Bentley Place had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisition and sales occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                             2000         1999
                                                             ----         ----

Total operating revenues                                  $19,286      $16,859
         Income (loss) before extraordinary items             515         (370)
         Net income (loss)                                    515         (370)

         Per Share Data - Basic and Diluted

                  Loss before extraordinary items           $0.11       $(0.08)
                  Net loss                                   0.11        (0.08)


4.       NOTES PAYABLE

         LINE OF CREDIT. The Company renewed a $2,000,000 revolving unsecured line of credit (the "Line") in June 2000 to provide funds for short-term working capital purposes. The Line has a one-year term and bears an interest rate of LIBOR plus 150 basis points. The amount outstanding under the Line was $0 and $1,235,000 at December 31, 2000 and 1999, respectively.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following communities at December 31, 2000 and 1999:



         FIXED INTEREST    PRINCIPAL OUTSTANDING
-------------------------------------------------------------------------------------------------------------------
                                                                   RATE AS OF
         PROPERTY SECURING MORTGAGE              MATURITY           12/31/00          12/31/00            12/31/99
         --------------------------              --------           --------          --------            --------
         Addison Place - phase I                 11/15/09            6.95%          $ 9,492,000       $   9,500,000
         Bradford Creek                          06/15/08            7.15             8,181,000           8,273,000
         Crestmark                               10/01/08            6.57            15,586,000          15,778,000
         Highland Park                           02/15/03            7.30             7,740,000           7,844,000
         Ivey Brook                              02/15/07            7.14                     0           6,228,000
         Plantation Trace                        10/15/08            7.09            11,632,000          11,760,000
         Preston Oaks                            10/15/02            7.21             8,198,000           8,313,000
         River Oaks                              11/15/03            7.15             8,833,000           8,946,000
         Rosewood Plantation                     07/15/08            6.62             7,876,000           7,973,000
                                                                                  -------------      --------------

                                                                                    $77,538,000         $84,615,000
                                                                                  =============      ==============

         CONSTRUCTION LOAN. On May 3, 2000, the Company closed a $22,500,000 construction loan to fund the construction of the second phase of Addison Place. The loan has a 5-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan closed, the Company entered into an interest rate swap agreement that synthetically fixed the interest rate at 8.62% (Note 2). At December 31, 2000, $14,152,000 was drawn on the loan.

         LAND LOANS. In October 1999, the Company closed a $3,000,000 land loan to fund the initial construction of the second phase of Addison Place. The loan was secured by the land for the second phase of Addison Place, had a six-month term, and an interest rate of LIBOR plus 150 basis points. The loan was repaid from the proceeds of a construction loan on the second phase of Addison Place - as discussed above.

         On February 1, 2000, the Company closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term and bears an interest rate of LIBOR plus 150 basis points. The loan was renewed in February 2001 for an additional six month term.

         The scheduled principal payments of all debt outstanding at December 31, 2000 for each of the years ending December 31 are as follows:

                         2001                                         $3,001,000
                         2002                                          9,088,000
                         2003                                         16,971,000
                         2004                                            942,000
                         2005                                         14,628,000
                         Thereafter                                   49,060,000
                                                                      ----------

                         Mortgage notes payable                      $93,690,000
                                                                      ==========

         Real estate assets having a combined depreciated cost of approximately $93,881,000 serve as collateral for the outstanding mortgage debt at December 31, 2000.

5.       EXTRAORDINARY ITEMS

         The 2000 extraordinary item relates to the write-off of unamortized loan costs for the extinguishment of the mortgage loan secured by the Ivey Brook community, which the Company sold on June 23, 2000. This extraordinary item is net of $35,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of partnership Units outstanding during the period.

         The 1999 extraordinary item relates to the write-off of unamortized loan costs and prepayment fee to the lender for the extinguishment of the mortgage loan secured by the Bentley Place community, which the Company sold on August 23, 1999. This extraordinary item is net of $107,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of partnership Units outstanding during the period.

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

         The fair value of the Company's interest rate swap on its construction loan was ($842,000) at December 31, 2000.

         Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 2000 and 1999. Fixed rate mortgage debt, the construction loan, the variable rate line of credit, and the variable rate land loan with carrying values of $93,690,000 and $88,850,000 at December 31, 2000 and 1999, respectively, are estimated by management to approximate fair value based upon interest rates available to the Company for debt with similar terms and maturities.

7.       SHAREHOLDERS' EQUITY

         EXCHANGES OF UNITS FOR SHARES. During the years ended December 31, 2000, 1999, and 1998, a total of 191,341 185,858, and 330,468 Units, respectively, were exchanged for the same number of Shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         REDEMPTIONS OF UNITS FOR CASH. During the years ended December 31, 1999, and 1998, a total of 3,917 and 14,341 Units were redeemed for cash of $28,000 and $122,000, respectively. No Units were redeemed for cash in 2000.

         RESTRICTED SHARE AWARDS. During the years ended December 31, 2000, 1999, and 1998, the Company granted 10,261, 9,802 and 13,061 Shares of restricted stock to certain employees. The market value of these restricted stock grants totaled $77,000, $79,000 and $111,000, respectively, which was recorded as unamortized deferred compensation and is shown as a separate component of shareholders' equity. These restricted Shares vest 100% at the end of a three or four-year vesting period and are being amortized to compensation expense ratably over the vesting period.

         TREASURY SHARE REPURCHASES. During the years ended December 31, 2000, 1999, and 1998, the Company repurchased 152,588, 121,200 and 19,300
         Shares at a total cost of $1,156,000, $909,000 and $145,000, respectively.

         DIVIDENDS. On December 19, 2000, the Company's board of directors declared a quarterly distribution in the amount of $0.11 per common Share and Unit payable on January 12, 2001 to shareholders and unitholders of record on December 29, 2000. Of the total dividends declared for 2000 totaling $0.74 per share, approximately $0.18 per share represents ordinary income, $0.42 per share represents capital gain and $0.14 per share represents a return of capital to the shareholders. On November 16, 1999, the Company's board of directors declared a quarterly distribution in the amount of $0.135 per common Share and Unit payable on January 14, 2000 to shareholders and unitholders of record on December 30, 1999. Of the total dividends declared for 1999 totaling $1.085 per share, approximately $0.12 per share represents ordinary income, $0.21 per share represents capital gain and $0.75 per share represents a return of capital to the shareholders. On December 15, 1998, the board of directors declared a quarterly distribution in the amount of $0.145 per common Share and Unit payable on January 15, 1999 to shareholders and unitholders of record on December 31, 1998. Of the total dividends declared for 1998 totaling $0.5775 per share, approximately $0.16 per share represents ordinary income, $0.05 per share represents capital gain and $0.37 per share represents a return of capital to the shareholders.

         EARNINGS PER SHARE. Reconciliations of income available to common shareholders and weighted average Shares and Units used in the Company's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                                  2000              1999            1998
                                                                                  ----              ----            ----

         Income before extraordinary items - basic                           $   2,900         $     900       $    1,195
         Minority interest of Unitholders in the Operating
            Partnership in income before extraordinary items                     1,478               520              748
                                                                             ---------         ---------       ----------

         Income before extraordinary items - diluted                         $   4,378         $   1,420       $    1,943
                                                                             =========         =========       ==========


         Net income - basic                                                  $   2,832         $     716       $      708
         Minority interest of Unitholders in Operating
          Partnership in net income                                              1,443               413              442
                                                                             ---------         ---------       ----------

         Net income - diluted                                                $   4,275         $   1,129       $    1,150
                                                                             =========         =========       ==========


         Weighted average Shares - basic                                     4,881,601         4,737,008        4,638,265
         Dilutive Securities - weighted average Units                        2,485,467         2,711,749        2,909,713
                                                                             ---------         ---------       ----------

         Weighted average Shares - diluted                                   7,367,068         7,448,757        7,547,978
                                                                             =========         =========       ==========

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

         The Company owns, operates, and develops multifamily apartment communities in two major markets located in Georgia and North Carolina. These apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. The Company evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities have similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100%, 100% and 99%, respectively, of the Company's total revenues for each of the three years ended December 31, 2000, 1999, and 1998.

         The primary financial measure for the Company's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. NOI from apartment communities totaled $13,419,000, $12,696,000, and $11,162,000 for the years ended
         December 31, 2000, 1999 and 1998, respectively. All other segment measurements are disclosed in the Company's consolidated financial statements.

9.       RELATED PARTY TRANSACTIONS

         LAND ACQUISITIONS. On June 22, 1998, the Company purchased the Ballantyne land for $3,540,000 from a local Charlotte investment group unrelated to the Company. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $166,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership paid Roberts Properties a fee of $1,595,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Ballantyne project. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties.

         On June 24, 1998, the Company purchased the Addison Place land for $5,294,000 from Roberts Properties. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $250,000 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership paid Roberts Properties a fee of $2,015,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Addison Place project. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals. Roberts Properties acquired the property for $4,343,000 on March 6, 1997.

         On June 25, 1998, the Company purchased the Old Norcross land for $2,525,000 from Roberts Properties Old Norcross, Ltd.. Mr. Roberts, who was the general partner of Roberts Properties Old Norcross, Ltd., received none of the sale proceeds as general partner or otherwise. As part of the closing costs, the Operating Partnership paid Roberts Properties an acquisition fee of $119,250 for finding the property, negotiating the sales contract, conducting due diligence and closing the transaction. In addition, the Operating Partnership will pay Roberts Properties a fee of $1,250,000, or $5,000 per unit, for designing, developing, and overseeing construction of the Old Norcross project. Through December 31, 2000, the Company had paid $1,141,250 of the $1,250,000 development fees. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

         CONSTRUCTION CONTRACTS. The Company enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Properties Construction, Inc. ("Roberts Construction"). Mr. Roberts owns all of the outsatnding shares of Roberts Construction. Roberts Construction constructed the first phase of Addison Place under a cost plus 10% contract. Roberts Construction is currently constructing the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% arrangement. Roberts Construction started construction of the Ballantyne community in 1999 and is the general contractor on the project. In 2000, the Company entered into a contract with Roberts Construction related to construction of the Old Norcross project in Atlanta. Under both the Ballantyne and Old Norcross contracts, the Company will pay Roberts Construction cost plus 10%. The contractual amounts for projects started and/or completed with Roberts Construction during the last three years, from inception through December 31, 2000 are summarized in the following table:

                                                          ACTUAL/
                                                         ESTIMATED                                   ESTIMATED
                                                           TOTAL                                     REMAINING
                                                         CONTRACT               AMOUNT              CONTRACTUAL
                                                          AMOUNT               INCURRED             COMMITMENT
                                                        ----------             --------             -----------
                  Bradford Creek                       $10,394,000           $10,394,000         $           0
                  Plantation Trace - Phase II            4,908,000             4,908,000                     0
                  Ballantyne                            23,100,000             1,358,000            21,742,000
                  Old Norcross                          16,000,000               844,000            15,156,000
                  Addison Place - Phase I                9,647,000             9,647,000                     0
                  Addison Place - Phase II              20,605,000            14,998,000             5,607,000
                                                     -------------         -------------          ------------

                                                       $84,654,000          $ 42,149,000           $42,505,000
                                                     =============          ============          ============

         The Company paid Roberts Construction for labor and materials to perform capital improvements for the communities in the amount of $33,000, $420,000 and $52,000 in 2000, 1999 and 1998, respectively.

         DEVELOPMENT FEES. Roberts Properties received fees for various development services including market studies, business plans, design, finish selection, interior design and construction administration (including amounts described in "Land Acquisitions" above). Fees incurred totaled $2,148,000, $2,603,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

        The percentages that apply to the sales prices, or fair market values, of the affected properties are shown in the following table:

                           River Oaks                                         5%
                           Rosewood Plantation                                5%
                           Preston Oaks Phase I                               5%
                           Highland Park                                      5%
                           Crestmark Phase I                                  5%
                           Plantation Trace Phase I                           6%

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

         During 2000, 1999, and 1998, Profits Interests of $726,000, $242,000,
         and $348,000, respectively, were paid to Roberts Properties.

         OTHER FEES. During 2000, 1999 and 1998, affiliates of Mr. Roberts received fees and cost reimbursements for services related to (1) leasing administration services at the Shoppes of River Oaks and Shoppes of Plantation Trace ($21,000), (2) the acquisition and rezoning of a 1.1 acre parcel of undeveloped land located adjacent to the existing Preston Oaks community ($25,000), (3) the sale of the Shoppes of River Oaks ($33,000), and (4) miscellaneous fees and cost reimbursements ($728,000). These fees and costs incurred totaled $192,000, $242,000, and $373,000 for the years ended December 31, 2000,
         1999 and 1998, respectively.

         LOAN ORIGINATION FEES. A director of the Company is executive vice president of a commercial mortgage banking firm that has originated loans for the Company. Loan origination fees incurred totaled $0, $0, and $63,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         10.      COMMITMENTS AND CONTINGENCIES

         The Company and the Operating Partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         As a result of the mergers of various limited partnerships into the Operating Partnership, the former partners of these limited partnerships received Units. Holders of Units have the right to require the Operating Partnership to redeem their Units for Shares, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for those Units at their fair market value, which will be based upon the then current trading price of the Shares, or (b) to acquire those Units in exchange for Shares (on a one-for-one basis). The Company has adopted a policy that it will issue Shares in exchange for all future Units submitted. There were 2,403,495 Units outstanding at December 31, 2000 that could be exchanged for Shares, subject to the conditions described above.

         The Company enters into contractual commitments in the normal course of business related to the development of real estate assets. Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the years ended December 31, 2000, 1999, and 1998 were as follows:

         A. On January 9, 1998, the Company sold the Windsong community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $3,959,000.

         B. On June 23, 2000, the Company sold the Ivey Brook community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $6,190,000.


12.      SUBSEQUENT EVENTS

         On January 4, 2001, the Company sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of Unitholders in the Operating Partnership. The Company acquired the community in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sale proceeds were $5,789,000 after deduction for loan repayment of $7,875,000, Profits Interests of $740,000 and closing costs and prorations of $396,000. The purchaser, is not affiliated with the Company.

         On February 1, 2001, the Company refinanced the mortgage note with Primary Capital Advisors which serves as permanent financing for the Preston Oaks community. This $12,700,000 loan has a 7 year term with a fixed interest rate of 7.18% payable in monthly installments of $86,034 based on a 30-year amortization schedule.

         On February 27, 2001, the Company signed an exchange agreement with Real Estate Exchange Services to acquire land previously owned by Roberts Properties Jones Bridge, LLC. At the time the agreement was entered into, the Company loaned Real Estate Exchange Services $3,514,000 to acquire the property and hold title until July 2, 2001. On July 2, 2001, a Qualified Intermediary will purchase the property and then sell it to the Company in order to complete a Section 1031 tax-deferred exchange. The Company will use the net proceeds from the Rosewood Plantation sale to purchase this property.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

ROBERTS REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------

                                              Initial Cost to Company                               Carried at Close of Period
                                              -----------------------                               ---------------------------
                                                                              Improvements
                                                                               Capitalized
                                                                                     After
                                                             Buildings and     Acquisition/                Buildings and
Description                Encumbrance          Land          Improvements    Construction         Land     Improvements    Total
-----------                -----------          ----          ------------    -----------          ----     ------------    -----
River Oaks                    $  8,833     $   1,837           $     9,718      $     851      $  1,837   $ 10,569      $  12,406
Rosewood Plantation              7,876         1,310                 7,120            220         1,310      7,340          8,650
Preston Oaks                     8,198         2,570                11,278            287         2,570     11,565         14,135
Highland Park                    7,740         1,827                10,003            177         1,827     10,180         12,007
Addison Place Flats (A)         14,152           696                 5,168              0           696      5,168          5,864
Plantation Trace                11,632         2,385                15,802            700         2,385     16,502         18,887
Old Norcross (A)                 2,000             0                     0              0             0          0              0
Bradford Creek                   8,181         1,672                12,174             95         1,672     12,269         13,941
Crestmark                       15,586         4,366                20,397            138         4,366     20,535         24,901
Addison Place Townhomes          9,492         2,080                10,440            369         2,080     10,809         12,889
                              --------     ---------             ---------      ---------     ---------  ---------      ---------
Total                         $ 93,690     $  18,743           $   102,100      $   2,837      $ 18,743   $104,937      $ 123,680
                              ========     =========           ===========      =========     =========  =========      =========


                                                  Life on which                                 Date of
                           Accumulated             Depreciation                      Date      Original
Description               Depreciation              is Computed                  Acquired  Construction
-----------               ------------              -----------                  --------  ------------
River Oaks                    $  3,708           3 - 27.5 Years                  Oct - 94          1992
Rosewood Plantation              2,599           3 - 27.5 Years                  Oct - 94          1994
Preston Oaks                     3,192           3 - 27.5 Years                  Oct - 94          1995
Highland Park                    2,900           3 - 27.5 Years                  Oct - 94          1995
Addison Place Flats                125           3 - 27.5 Years                  Jun - 98          1999
Plantation Trace                 3,839           3 - 27.5 Years                  May - 95          1990
Bradford Creek                   1,914           3 - 27.5 Years                  Mar - 96          1998
Crestmark                        4,798           3 - 27.5 Years                  Jun - 96          1996
Addison Place Townhomes            986           3 - 27.5 Years                  Sep - 99          1999
                              --------
Total                         $ 24,061
                              ========

The accompanying notes are an integral part of this schedule.

(A) A portion of Addison Place phase two and the Old Norcross property were under construction as of December 31, 2000. Construction in progress and real estate under development of $28,439 as of December 31, 2000 (which is excluded from Schedule III) includes these properties as well as the Ballantyne development in Charlotte, NC, which was unencumbered at December 31, 2000.

(B) The Company enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Construction - see Note 9 to the Consolidated Financial Statements.

(C) Gross capitalized costs of real estate assets are summarized as follows:

                                                                   2000             1999              1998
                                                                   ----             ----              ----

         Balance at beginning of period                        $128,898         $122,830        $  111,778
              Additions during period:
                  Other additions                                 6,555           12,915            21,323
                  Improvements                                      902              950               792
                                                             ----------       ----------         ---------
                      Total Additions                             7,457           13,865            22,115
                                                             ----------       ----------         ---------

              Deductions during period:
                  Sales                                         (12,068)          (7,459)          (10,781)
                  Other disposals                                  (607)            (338)             (282)
                                                             -----------      ----------         ---------
                      Total disposals                           (12,675)          (7,797)          (11,063)
                                                             ----------       ----------         ---------

         Balance at close of period                          $  123,680         $128,898          $122,830
                                                              =========       ==========         =========

(D) Accumulated depreciation on real estate assets is as follows:

                                                                   2000             1999              1998
                                                                   ----             ----              ----

         Balance at beginning of period                      $   21,029       $   16,914        $   13,401

              Additions during period:
                  Depreciation expense                            5,463            5,529             5,017
                                                              ---------         --------          --------

              Deductions during period

                  Sales                                          (1,959)          (1,154)           (1,304)
                  Other disposals:                                 (472)            (260)             (200)
                                                              ---------         --------          --------
                      Total disposals                            (2,431)          (1,414)           (1,504)
                                                              ---------         --------          --------

         Balance at close of period                          $   24,061       $   21,029         $  16,914
                                                              =========        =========          ========

                                      S-2

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

         WE WILL PROVIDE A COPY OF ANY OR ALL OF THE FOLLOWING EXHIBITS TO ANY SHAREHOLDER WHO REQUESTS THEM, FOR A COST OF TEN CENTS PER PAGE.

EXHIBIT
  NO.                                     DESCRIPTION
-------                                   ------------

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

   10.1.1 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated September 20, 1995, in the original principal amount of $8,711,000.00 (Preston Oaks). [* 6.11.1]

   10.1.2 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated September 20, 1995, and related collateral documents (Preston Oaks). [* 6.11.2]

   10.2.1 Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated January 31, 1996, in the original principal amount of $6,678,000.00 (Highland Park). [* 6.18.1]

   10.2.2 Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of Employers Life Insurance Company of Wausau, dated January 31, 1996, in the original principal amount of $1,500,000.00 (Highland Park). [* 6.18.2]

   10.2.3 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company and Employers Life Insurance Company of Wausau, dated January 31, 1996, and related collateral documents (Highland Park). [* 6.18.3]

   10.3.1 Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated October 17, 1996, in the original principal amount of $7,250,000.00 (River Oaks). [Incorporated by reference to Exhibit 10.3.3 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

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

   10.4.3            Limited Guaranty executed by Roberts Realty Investors, Inc.
                     in favor of The Prudential Insurance Company of America, dated September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.5.1 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.6 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.5.2 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek). [Incorporated by reference to Exhibit 10.8.7 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.5.3 Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America, dated June 1, 1998 (Bradford Creek). [Incorporated by reference to
                     Exhibit 10.8.8 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.6.1 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Freddie Mac, dated September 30, 1998, in the original principal amount of $16,000,000 (Crestmark). [Incorporated by reference to Exhibit 10.10.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.6.2 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Freddie Mac, dated September 30, 1998, and related collateral documents (Crestmark). [Incorporated by reference to
                     Exhibit 10.10.07 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.6.3 Guaranty executed by Roberts Realty Investors, Inc. in favor of Freddie Mac, dated September 30, 1998 (Crestmark). [Incorporated by reference to Exhibit 10.10.08 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.7.1 Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit
                     10.23.1 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.7.2 Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts Properties Group, Inc., dated June 26, 1996. [Incorporated by reference to
                     Exhibit 10.23.2 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.7.3 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Addison Place). [Incorporated by reference to Exhibit 10.14.11 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.4 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Old Norcross). [Incorporated by reference to Exhibit 10.16.04 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.5 Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Old Norcross). [Incorporated by reference to Exhibit 10.16.05 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.6 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Ballantyne). [Incorporated by reference to Exhibit
                     10.17.01 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.7 Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Ballantyne). [Incorporated by reference to Exhibit
                     10.17.02 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.8 Agreement and Plan of Merger by and between Roberts Properties Residential, L.P. and Roberts Properties Management, L.L.C., dated April 1, 1997 [Incorporated by reference to Exhibit 2.1 from our current report on Form 8-K dated April 1, 1997.]

   10.8.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 12, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.01 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.8.2 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 12, 1999, and related collateral documents (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.02 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.8.3 Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated April 12, 1999 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.03 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.8.4 Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.04 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.5 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, and related collateral documents (Addison Place Phase
                     I). [Incorporated by reference to Exhibit 10.14.05 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.6 Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.06 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.7 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated October 25, 1999, in the original principal amount of $3,000,000 (Addison Place Phase II). [Incorporated by reference to
                     Exhibit 10.14.07 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.8 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated October 25, 1999, and related collateral documents (Addison Place Phase II). [Incorporated by reference to Exhibit 10.14.08 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.9 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place phase II). [Incorporated by reference to Exhibit 10.14.09 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.8.10 Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place phase II). [Incorporated by reference to Exhibit 10.14.10 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.9.1 Line of Credit Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 1999, in the original principal amount of $2,000,000. [Incorporated by reference to Exhibit 10.15.01 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.15.1 Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 1999. [Incorporated by reference to Exhibit 10.15.02 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.15.2 Continuing Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated June 1, 1999. [Incorporated by reference to Exhibit 10.15.03 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.15.3 Line of Credit Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 2000, in the original principal amount of $2,000,000. [Incorporated by reference to Exhibit 10.15.04 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.15.4 Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 2000. [Incorporated by reference to Exhibit 10.15.05 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.15.5 Continuing Guaranty executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 2000. [Incorporated by reference to Exhibit 10.15.06 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.16.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated January 31, 2000 (Old Norcross). [Incorporated by reference to Exhibit 10.16.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2000.]

   10.16.2 Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated January 31, 2000 (Old Norcross). [Incorporated by reference to Exhibit 10.16.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 2000.]

   10.16.3 Continuing Guaranty (Unlimited) executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated January 31, 2000 (Old Norcross). [Incorporated by reference to Exhibit
                     10.16.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2000.]

   10.17.1 Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Charles R. Elliott, dated March 20, 2001.

   10.17.2 Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Ronald L. Johnson, dated February 2, 2001.

   21                Subsidiaries of the Registrant.

   23.1              Consent of Arthur Andersen LLP.

   24.1              Power of Attorney (contained on the signature page hereof).


(b)      Current Reports on Form 8-K during the quarter ended December 31, 2000.

We filed no Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.


By:   /s/  Charles S. Roberts
    ---------------------------------
       Charles S. Roberts, Chairman of the Board,
       Chief Executive Officer and President

Date:  March 29, 2001

                                POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Charles S. Roberts and Charles R. Elliott, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                            Title                              Date

/s/  Charles S. Roberts                              Chairman of the Board, Chief                March 29, 2001
--------------------------------------------         Executive Officer and President
Charles S. Roberts

/s/  Charles R. Elliott                              Secretary, Treasurer, Chief                 March 29, 2001
--------------------------------------------         Financial Officer (Principal Financial
Charles R. Elliott                                   Officer and Principal Accounting Officer)
                                                     and Director


/s/  James M. Goodrich                               Director                                    March 29, 2001
--------------------------------------------
James M. Goodrich

/s/  Dennis H. James                                 Director                                    March 29, 2001
--------------------------------------------
Dennis H. James

/s/  Wm. Jarell Jones                                Director                                    March 29, 2001
--------------------------------------------
Wm. Jarell Jones






/s/  Ben A. Spalding                                 Director                                    March 29, 2001
--------------------------------------------
Ben A. Spalding

/s/  George W. Wray, Jr.                             Director                                    March 29, 2001
------------------------------------
George W. Wray, Jr.


/s/  Weldon R. Humphries                             Director                                    March 29, 2001
---------------------------
Weldon R. Humphries


                                  EXHIBIT INDEX

         We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference from our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk..

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

   10.1.1 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated September 20, 1995, in the original principal amount of $8,711,000.00 (Preston Oaks). [* 6.11.1]

   10.1.2 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated September 20, 1995, and related collateral documents (Preston Oaks). [* 6.11.2]

   10.2.1 Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated January 31, 1996, in the original principal amount of $6,678,000.00 (Highland Park). [* 6.18.1]

   10.2.2 Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of Employers Life Insurance Company of Wausau, dated January 31, 1996, in the original principal amount of $1,500,000.00 (Highland Park). [* 6.18.2]

   10.2.3 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company and Employers Life Insurance Company of Wausau, dated January 31, 1996, and related collateral documents (Highland Park). [* 6.18.3]

   10.3.1 Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated October 17, 1996, in the original principal amount of $7,250,000.00 (River Oaks). [Incorporated by reference to Exhibit 10.3.3 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

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

   10.4.3            Limited Guaranty executed by Roberts Realty Investors, Inc.
                     in favor of The Prudential Insurance Company of America, dated September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.5.1 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.6 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.5.2 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek). [Incorporated by reference to Exhibit 10.8.7 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.5.3 Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America, dated June 1, 1998 (Bradford Creek). [Incorporated by reference to
                     Exhibit 10.8.8 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

   10.6.1 Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Freddie Mac, dated September 30, 1998, in the original principal amount of $16,000,000 (Crestmark). [Incorporated by reference to Exhibit 10.10.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.6.2 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Freddie Mac, dated September 30, 1998, and related collateral documents (Crestmark). [Incorporated by reference to
                     Exhibit 10.10.07 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.6.3 Guaranty executed by Roberts Realty Investors, Inc. in favor of Freddie Mac, dated September 30, 1998 (Crestmark). [Incorporated by reference to Exhibit 10.10.08 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

   10.7.1 Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit
                     10.23.1 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.7.2 Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts Properties Group, Inc., dated June 26, 1996. [Incorporated by reference to
                     Exhibit 10.23.2 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.7.3 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Addison Place). [Incorporated by reference to Exhibit 10.14.11 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.4 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Old Norcross). [Incorporated by reference to Exhibit 10.16.04 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.5 Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Old Norcross). [Incorporated by reference to Exhibit 10.16.05 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.6 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Ballantyne). [Incorporated by reference to Exhibit
                     10.17.01 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.7 Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Ballantyne). [Incorporated by reference to Exhibit
                     10.17.02 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.7.8 Agreement and Plan of Merger by and between Roberts Properties Residential, L.P. and Roberts Properties Management, L.L.C., dated April 1, 1997 [Incorporated by reference to Exhibit 2.1 from our current report on Form 8-K dated April 1, 1997.]

   10.8.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 12, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.01 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.8.2 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 12, 1999, and related collateral documents (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.02 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.8.3 Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated April 12, 1999 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.03 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.8.4 Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.04 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.5 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, and related collateral documents (Addison Place Phase
                     I). [Incorporated by reference to Exhibit 10.14.05 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.6 Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.06 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.7 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated October 25, 1999, in the original principal amount of $3,000,000 (Addison Place Phase II). [Incorporated by reference to
                     Exhibit 10.14.07 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.8 Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated October 25, 1999, and related collateral documents (Addison Place Phase II). [Incorporated by reference to Exhibit 10.14.08 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.9 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place phase II). [Incorporated by reference to Exhibit 10.14.09 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.8.10 Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place phase II). [Incorporated by reference to Exhibit 10.14.10 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.9.1 Line of Credit Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 1999, in the original principal amount of $2,000,000. [Incorporated by reference to Exhibit 10.15.01 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.15.1 Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 1999. [Incorporated by reference to Exhibit 10.15.02 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.15.2 Continuing Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated June 1, 1999. [Incorporated by reference to Exhibit 10.15.03 from our quarterly report on Form 10-Q dated August 13, 1999.]

   10.15.3 Line of Credit Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 2000, in the original principal amount of $2,000,000. [Incorporated by reference to Exhibit 10.15.04 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.15.4            Loan Agreement executed by Roberts Properties Residential,
                     L.P. in favor of Compass Bank, dated June 1, 2000. [Incorporated by reference to Exhibit 10.15.05 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.15.5 Continuing Guaranty executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated June 1, 2000. [Incorporated by reference to Exhibit 10.15.06 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.16.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated January 31, 2000 (Old Norcross). [Incorporated by reference to Exhibit 10.16.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2000.]

   10.16.2 Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated January 31, 2000 (Old Norcross). [Incorporated by reference to Exhibit 10.16.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 2000.]

   10.16.3 Continuing Guaranty (Unlimited) executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated January 31, 2000 (Old Norcross). [Incorporated by reference to Exhibit
                     10.16.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2000.]

   10.17.1 Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Charles R. Elliott, dated March 20, 2001.

   10.17.2 Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Ronald L. Johnson, dated February 2, 2001.

   21                Subsidiaries of the Registrant.

   23.1              Consent of Arthur Andersen LLP.

   24.1              Power of Attorney (contained on the signature page hereof).


(b)      Current Reports on Form 8-K during the quarter ended December 31, 2000.

We filed no Current Reports on Form 8-K during the quarter ended December 31, 2000.