Form 10-Q
period 2001-03-31
ROBERTS REALTY INVESTORS INC
filed 2001-05-11
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM                        TO
     ----------------------    ---------------------------


                         (Commission File No. 001-13183)

                         Roberts Realty Investors, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                   Georgia                                      58-2122873
      (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                   Identification Number)


         8010 Roswell Road, Suite 120, Atlanta, Georgia             30350
             (Address of Principal Executive Offices)            (Zip Code)

         Registrant's telephone number, Including Area Code:  (770) 394-6000

         Indicate by check [x] whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes [x]     No  [ ]


The number of outstanding shares of the issuer's Common Stock on May 1, 2000 was 4,839,206.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I  FINANCIAL INFORMATION..........................................      1

         ITEM 1.      FINANCIAL STATEMENTS.............................      1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS....     10

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK................................     18


PART II  OTHER INFORMATION.............................................     19

         ITEM 1.      LEGAL PROCEEDINGS................................     19

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS........     19

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.................     19

                               -------------------

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                           MARCH 31,         DECEMBER 31,
ASSETS                                                                                       2001                 2000
                                                                                          ----------          ----------
                                                                                          (Unaudited)

REAL ESTATE ASSETS - At cost:
     Land                                                                                 $  18,329           $  18,743
     Buildings and improvements                                                              93,001              93,371
     Furniture, fixtures and equipment                                                       11,311              11,566
                                                                                          ---------           ---------
                                                                                            122,641             123,680
     Less accumulated depreciation                                                          (22,660)            (24,061)
                                                                                          ---------           ----------

         Operating real estate assets                                                        99,981              99,619

     Construction in progress and real estate under development                              25,613              28,439
                                                                                          ---------           ---------

         Net real estate assets                                                             125,594             128,058

CASH AND CASH EQUIVALENTS                                                                     1,897               1,495

RESTRICTED CASH                                                                               6,243                 388

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $390 and $500 at March 31, 2001 and December 31, 2000, respectively                        892                 890

OTHER ASSETS - Net                                                                            3,893                 698
                                                                                          ---------           ---------

                                                                                          $ 138,519           $ 131,529
                                                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                               $  73,955           $  77,538
     Construction note payable                                                               17,783              14,152
     Land note payable                                                                        2,000               2,000
     Swap contract payable                                                                    1,146                   0
     Accounts payable and accrued expenses                                                    1,928               1,496
     Dividends and distributions payable                                                        813                 815
     Due to affiliates (including retainage payable of $1,002 and $915 at
         March 31, 2001 and December 31, 2000, respectively)                                  2,994               2,994
     Security deposits and prepaid rents                                                        503                 490
                                                                                          ---------           ---------

         Total liabilities                                                                  101,122              99,485
                                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                12,341              10,607
                                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares                    -                   -
         issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 5,189,316
         and 5,161,299 shares issued at March 31, 2001                                           52                  52
         and December 31, 2000, respectively
     Additional paid-in capital                                                              23,953              23,741
     Less treasury shares, at cost (344,588 and 293,088 shares at
         March 31, 2001 and December 31, 2000, respectively)                                 (2,620)             (2,210)
     Unamortized restricted stock compensation                                                 (176)               (146)
     Retained earnings                                                                        4,615                   0
     Accumulated other comprehensive income                                                    (768)                  0
                                                                                          ---------           ---------
         Total shareholders' equity                                                          25,056              21,437
                                                                                          ---------           ---------
                                                                                          $ 138,519           $ 131,529
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                     THREE MONTHS ENDED MARCH 31,

                                                                                     2001                    2000
                                                                                  ----------              ----------
                                                                                  (Unaudited)             (Unaudited)

OPERATING REVENUES:
     Rental operations                                                             $ 4,510                  $ 4,616
     Other operating income                                                            295                      359
                                                                                ----------                ---------
          Total operating revenues                                                   4,805                    4,975
                                                                                ----------                ---------

OPERATING EXPENSES:
     Personnel                                                                         458                      454
     Utilities                                                                         275                      328
     Repairs, maintenance and landscaping                                              253                      300
     Real estate taxes                                                                 378                      434
     Marketing, insurance and other                                                    204                      208
     General and administrative expenses                                               465                      485
     Depreciation of real estate assets                                              1,277                    1,361
                                                                                ----------                ---------

          Total operating expenses                                                   3,310                    3,570
                                                                                ----------                ---------

INCOME FROM OPERATIONS                                                               1,495                    1,405
                                                                                ----------                ---------
OTHER INCOME (EXPENSE):
     Interest income                                                                   111                       46
     Interest expense                                                               (1,174)                  (1,373)
     Loss on disposal of assets                                                        (16)                     (39)
     Amortization of deferred financing costs                                          (41)                     (57)
                                                                                ----------                ---------

          Total other expense                                                       (1,120)                  (1,423)
                                                                                ----------                ---------

INCOME (LOSS) BEFORE MINORITY INTEREST, GAIN ON SALE OF
     REAL ESTATE ASSETS AND EXTRAORDINARY ITEM                                         375                      (18)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                         (124)                       6
                                                                                ----------                ---------

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSETS
     AND EXTRAORDINARY ITEM                                                            251                      (12)

GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
     of unitholders in the operating partnership                                     5,188                        0
                                                                                ----------                 --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                              5,439                      (12)

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     Minority interest of unitholders in the operating partnership                    (291)                       0
                                                                                ----------                 --------

NET INCOME (LOSS)                                                                  $ 5,148                 $    (12)
                                                                                ==========                 ========

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary item                                              $  1.12                 $   0.00
     Extraordinary item                                                              (0.06)                    0.00
                                                                                ----------                 --------

     Net income                                                                    $  1.06                 $   0.00
                                                                                ==========                 ========

     Weighted average common shares - basic                                      4,867,447                4,844,337

     Weighted average common shares - diluted                                    7,265,003                7,405,986



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------



                                                                                           THREE MONTHS ENDED MARCH 31,

                                                                                              2001                2000
                                                                                            --------           ----------
                                                                                           (Unaudited)         (Unaudited)

OPERATING ACTIVITIES:
     Net income (loss)                                                                       $5,148             $   (12)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Minority interest of unitholders in the operating partnership                         124                  (6)
          Loss on disposal of assets                                                             16                  39
          Gain on sale of real estate assets                                                 (5,188)                  0
          Extraordinary item - loss on early extinguishment of debt                             291                   0
          Depreciation and amortization                                                       1,318               1,418
          Amortization of deferred compensation                                                  20                  15
     Change in assets and liabilities:
          Decrease in restricted cash and cash equivalents                                      (66)                (28)
          Decrease in other assets                                                              319                  25
          Increase in accounts payable and accrued expenses relating to operations              432                 616
          Increase in security deposits and prepaid rent                                         13                  29
                                                                                            -------             -------

               Net cash provided by operating activities                                      2,427               2,096
                                                                                            -------             -------

INVESTING ACTIVITIES:
    Proceeds from sale of real estate assets                                                  6,370                   -
    Loan to intermediary                                                                     (3,514)                  -
    Purchase of furniture, fixtures and equipment                                              (722)                  -
    Proceeds from sale of real estate assets, held in escrow                                 (5,789)                  -
    Construction of real estate assets                                                       (4,134)             (3,134)
                                                                                            -------             -------

               Net cash used in investing activities                                         (7,789)             (3,134)
                                                                                            -------             -------


FINANCING ACTIVITIES:
     Proceeds from land note payable                                                              -               2,000
     Principal repayments on mortgage notes payable                                            (218)               (224)
     Payment of loan costs                                                                     (173)                (19)
     Proceeds from line of credit                                                                 -                 765
     Proceeds from mortgage notes payable                                                    12,700                   -
     Payoff of mortgage notes, including prepayment penalty                                  (8,970)                  -
     Proceeds from construction note payable                                                  3,631                   -
     Repurchase of treasury shares                                                             (410)                (74)
     Payment of dividends and distributions                                                    (796)             (1,002)
                                                                                            -------             -------

               Net cash provided by financing activities                                      5,764               1,446
                                                                                            -------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       402                 408

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,495               1,673
                                                                                            -------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $1,897             $ 2,081
                                                                                            =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                                 $ 1,324             $ 1,591


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO MARCH 31, 2001 (unaudited) FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the operating partnership. Given that Roberts Realty is the sole general partner of the operating partnership and had a 67.0% and 66.0% ownership interest in it at March 31, 2001 and December 31, 2000, respectively, Roberts Realty controls the operating partnership.

         At March 31, 2001, Roberts Realty owned seven completed multifamily apartment communities totaling 1,481 apartment homes in Atlanta, and an additional 854 apartment homes were under construction (535 in Atlanta and 319 in Charlotte).

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

         The minority interests of the unitholders in the operating partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the operating partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and the operating partnership's units outstanding and will change as additional shares and partnership units are issued. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, which was 33.0% and 34.6% for the three months ended March 31, 2001 and 2000, respectively. The minority interest of the unitholders in the operating partnership was $12,341,000 and $10,607,000 at March 31, 2001 and December 31, 2000, respectively.

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

         Roberts Realty's management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2001. You should read these financial statements in conjunction with Roberts Realty's audited financial statements and the notes to them included in Roberts Realty's Annual Report on Form 10-K for the year ended December 31, 2000.

3.       ACQUISITIONS AND DISPOSITIONS

         On January 4, 2001, Roberts Realty Investors, Inc. sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of unitholders in the operating partnership. Roberts Realty acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,894,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $290,000 for closing costs, and $740,000 for a partnership profits interest paid to Roberts Properties, Inc., a non-owned affiliate. Roberts Realty is reinvesting the net sales proceeds in replacement properties in connection with a Section 1031 tax deferred exchange.

         On February 27, 2001, Roberts Realty signed an exchange agreement with Real Estate Exchange Services to acquire land previously owned by Roberts Properties Jones Bridge, LLC. Mr. Roberts owns a majority of the equity interests in Roberts Properties Jones Bridge, LLC. When the agreement was entered into, Roberts Realty loaned Real Estate Exchange Services $3,514,000 to acquire the property and hold title until July 2, 2001. This amount is shown as other assets on the accompanying balance sheet as of March 31, 2001. We anticipate that on July 2, 2001, a "qualified intermediary" for federal income tax purposes will purchase the property and then sell it to Roberts Realty to complete a
         Section 1031 tax-deferred exchange. Roberts Realty will use the net proceeds from the Rosewood Plantation sale, which are held in restricted cash as of March 31, 2001, to purchase this property.

         On June 23, 2000, Roberts sold the Ivey Brook community for $14,550,000. The sale resulted in a gain of $2,285,000, net of minority interest of unitholders in the operating partnership. Ivey Brook is a 146-unit apartment community located in Atlanta, Georgia. Net cash proceeds were $7,371,000, after deducting $6,190,000 for the mortgage note payable which was assumed by the buyer, $263,000 for closing costs, and accrued interest and $726,000 for a partnership profits interest paid to Roberts Properties in July 2000.

         Unaudited pro forma amounts for the three month periods ended March 31, 2001 and 2000, assuming the sale of Rosewood, which was sold January 4, 2001, and the sale of Ivey Brook, which was sold June 23, 2000, had taken place as of January 1, for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the sales occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                        2001             2000
                                                        ----             ----

         Total operating revenues                      $4,799           $4,050
         Net income (loss)                                261             (131)

         Per share data - basic and diluted
         Net income (loss)                               0.05            (0.03)

4.       NOTES PAYABLE

         Line of Credit. Roberts Realty renewed a $2,000,000 revolving unsecured line of credit in June 2000 to provide funds for short-term working capital purposes. This line of credit has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At March 31, 2001, no balance was outstanding on the line of credit.

         Mortgage Notes. Mortgage notes payable were secured by the following apartment communities at March 31, 2001 and December 31, 2000, as follows:

                                                                 Fixed Interest          Principal Outstanding
                                                                   Rate as of
         Property Securing Mortgage              Maturity           03/31/01          03/31/01            12/31/00
         --------------------------              --------           --------          --------            --------

         Addison Place - phase I                 11/15/09            6.95%       $    9,468,000        $  9,492,000
         Bradford Creek                          06/15/08            7.15             8,157,000           8,181,000
         Crestmark                               10/01/08            6.57            15,536,000          15,586,000
         Highland Park                           02/15/03            7.30             7,713,000           7,740,000
         Plantation Trace                        10/15/08            7.09            11,598,000          11,632,000
         Preston Oaks                            02/01/08            7.18            12,680,000           8,198,000
         Rosewood Plantation                     07/15/08            6.62                     0           7,876,000
         River Oaks                              11/15/03            7.15             8,803,000           8,833,000
                                                                                      ---------           ---------

                                                                                  $  73,955,000       $  77,538,000
                                                                                  =============       =============

         Land Loans. On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points. The loan was renewed in February 2001 for an additional six-month term.

         Construction Loan. On May 3, 2000, Roberts Realty closed a $22,500,000 construction loan to fund the construction of the second phase of Addison Place. The loan has a five-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan closed, we entered into an interest rate swap agreement that synthetically fixed the interest rate at 8.62% (Note 9). At March 31, 2001, $17,783,000 was drawn on the loan.

         Refinanced Loan. On February 1, 2001, Roberts Realty refinanced the Preston Oaks mortgage note with a new loan from Primary Capital Advisors. This $12,700,000 loan has a seven-year term with a fixed interest rate of 7.18% payable in monthly installments of $86,034 based on a 30-year amortization schedule.

         Interest capitalized was $232,000 and $218,000 for the three months ended March 31, 2001 and 2000, respectively.

         Real estate assets having a combined depreciated cost of approximately $86,944,000 served as collateral for the outstanding mortgage debt at March 31, 2001.

5.       EXTRAORDINARY ITEM

         The 2001 extraordinary item is the write-off of unamortized loan costs related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, and (b) the Rosewood community which was sold in January 2001. The extraordinary items, $230,000 related to Preston Oaks and $61,000 related to Rosewood, are net of

         $113,000 for Preston Oaks and $31,000 for Rosewood, which was allocated to the minority interest of the unitholders in the operating partnership and calculated based on the weighted average number of partnership units outstanding during the periods presented.

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

         Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties Construction, Inc., an affiliate of Roberts Realty owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty. These contracts relate to the construction of real estate assets. Roberts Construction constructed the first phase of Addison Place, consisting of 118 townhomes, pursuant to a cost plus 10% arrangement. Roberts Construction is currently constructing the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% arrangement. Roberts Construction started construction of the Charlotte community in 1999 and is the general contractor on the project. In 2000, Roberts Realty entered into a contract with Roberts Construction related to the construction of the Old Norcross project in Atlanta. Under both the Charlotte and Old Norcross contracts, Roberts Realty will pay Roberts Construction cost plus 10%. At March 31, 2001, the remaining commitments totaled $38,680,000 as summarized in the following table:

                                        Estimated                            Estimated
                                          Total                              Remaining
                                        Contract            Amount          Contractual
                                         Amount            Incurred         Commitment
                                         ------            --------         ----------

         Old Norcross                $   16,000,000     $    1,433,000   $   14,567,000
         Charlotte                       23,100,000          1,412,000       21,688,000
         Addison Place - phase II        20,605,000         18,180,000        2,425,000
                                         ----------         ----------        ---------
                                     $   59,705,000     $   21,025,000   $   38,680,000
                                     ==============     ==============   ==============

7.       SHAREHOLDERS' EQUITY

         Exchanges of Partnership Units for Shares. During the three months ended March 31, 2001 and 2000, a total of 21,767 and 76,491 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         Redemptions of Partnership Units for Cash. During the three months ended March 31, 2001 and 2000, no partnership units were redeemed for cash.

         Treasury Stock Repurchases. During the three months ended March 31, 2001, Roberts Realty repurchased 51,500 shares at a total cost of $410,000. During the three months ended March 31, 2000, Roberts Realty repurchased 10,000 shares at a total cost of $74,000.

         Restricted Stock Awards. During the three months ended March 31, 2001, Roberts Realty granted 6,250 shares of restricted stock at a market value of $50,000. During the three months ended March 31, 2000, Roberts Realty did not grant any shares, although 267 shares were cancelled as a result of an employee leaving Roberts Realty's employment. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of stockholders' equity. This restricted stock vests 100% at the end of a three to four-year vesting period and is being amortized to compensation expense ratably over the vesting period.

         Dividends. On March 20, 2001, Roberts Realty's Board of Directors declared a quarterly distribution in the amount of $0.11 per common share and partnership unit payable on April 13, 2001 to shareholders and unitholders of record on March 30, 2001. The first quarter 2000 dividend was $0.135 and was paid to shareholders and unitholders of record as of March 31, 2000.

         Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                               3/31/01           3/31/00
                                                                               -------           -------

         Income (loss) before extraordinary items - basic                    $    5,349       $     (12)
         Minority interest of unitholders in the operating
              partnership in income (loss) before extraordinary items             2,679              (6)
                                                                             ----------       ---------

         Income (loss) before extraordinary items - diluted                  $    8,118       $     (18)
                                                                              =========       =========

         Net income - basic                                                       5,148             (12)

         Minority interest in unitholders in operating
              partnership in net income                                           2,535               6
                                                                             ----------       ---------

         Net income - diluted                                                $    7,683       $     (18)
                                                                              =========       =========

         Weighted average shares - basic                                      4,867,447       4,844,337
         Dilutive securities - weighted average partnership units             2,397,556       2,561,649
                                                                             ----------       ---------

         Weighted average shares - diluted                                    7,265,003       7,405,986
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

         Roberts Realty owns, operates, and constructs multifamily apartment communities in two major markets located in Georgia and North Carolina. These apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities have similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty's total revenues for each of the three months ended March 31, 2001 and 2000.

         The primary financial measure for Roberts Realty's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current quarter NOI is compared to prior quarter NOI and current quarter budgeted NOI as a measure of financial performance. NOI from apartment communities totaled $3,237,000 and $3,251,000 for the three months ended March 31, 2001 and 2000, respectively. All other segment measurements are disclosed in Roberts Realty's consolidated financial statements.

9.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS") "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was delayed by SFAS No. 137, and the Statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires Roberts Realty to recognize all derivatives on the balance sheet at fair market value. Because we have an interest rate swap that we have designated as a hedge of our exposure to changes in the LIBOR rate on our $22,500,000 construction loan, and the swap is highly effective in hedging our exposure, the adoption of SFAS 133, as amended, resulted in a $768,000 decrease in shareholders' equity (accumulated other comprehensive income), net of minority interest of $378,000, relating to the estimated fair value of the swap at March 31, 2001.

10.      COMPREHENSIVE INCOME

         Roberts Realty's comprehensive income, consists of net income, the cumulative effect of change in accounting principle related to the adoption of SFAS No. 133, as amended, and the change in the fair value of the swap contract payable during the three month period ended March 31, 2001. Comprehensive income for the three months ended March 31, 2001 and March 31, 2000 is calculated as follows:

                                                                      2001              2000
                                                                    -------            ------

         Net income (loss)                                            $5,148            ($12)
              Cumulative effect of change in accounting principle,
                    net of minority interest                            (564)              0
         Change in fair value of the swap contract payable, net of
              minority interest                                         (204)              0
                                                                    --------        --------
         Total comprehensive income (loss)                            $4,380            ($12)
                                                                    ========        ========

11.      SUBSEQUENT EVENTS

         On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan with Compass Bank, which will be used to complete construction of the 250-unit Old Norcross community located in North Atlanta. The loan has a seven-year term and bears an interest rate of LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and then include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into an interest rate swap agreement that synthetically fixed the interest rate at 7.38% for the first five years of the loan.

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

Overview

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At March 31, 2001, we owned seven completed multifamily apartment communities, consisting of 1,481 apartment homes.

         We are constructing three new multifamily communities totaling 854 apartment homes. The 854 apartment homes under construction will increase the size of our portfolio 58% from 1,481 to 2,335 apartment homes. One of our communities under construction is a 319-unit community located in Charlotte, North Carolina, and is the first step in our diversification strategy. The other two communities are located in North Atlanta. We began construction of the 285-unit second phase of Addison Place Phase II during the third quarter of 1999 and have had 142 of these units placed in operation. We also began construction of a 250-unit community located in North Atlanta during the second quarter of 2000.

Results of Operations

         Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000. For the three months ended March 31, 2001, we recorded net income of $5,148,000, compared to a net loss of $12,000 for the three months ended March 31, 2000. The change in operating results is due to the following:

(a)      a $374,000 increase in same store rental income;

(b)      a $5,188,000 gain on the sale of Rosewood Plantation;

(c) a $374,000 increase in operating revenue due to Addison Place Phase I becoming a stabilized property and Addison Place Phase II placing 142 units into operation by the end of the first quarter of 2001;

(d) a $156,000 decrease in operating expenses mainly due to a decrease in operating expenses of $266,000 due to the sales of Rosewood in January 2001 and Ivey Brook in June 2000;

(e) a decrease of $209,000 in depreciation due to the sales of Rosewood and Ivey Brook;

(f) a $65,000 increase in interest income due to interest earned on the proceeds from the Rosewood sale;

(g) lower interest expense due to the sale of Rosewood Plantation and Ivey Brook; and

(h)      an increase in average stabilized occupancy from 93.4% to 97.7%;

         offset by:

(i) a decrease of $475,000 in operating revenue due to the sale of Ivey Brook in June 2000;

(j) a decrease of $450,000 in operating revenue due to the sale of Rosewood Plantation on January 4, 2001;

(k) an increase of $138,000 in depreciation expense at Addison Place Phase II due to 142 units being placed into service by the end of the first quarter of 2001;

(l)      an increase of $40,000 in same-store operating expenses; and

(m) an increase of $76,000 in operating expenses at Addison Place Phase I and Phase II due to Addison Place Phase I becoming a stabilized property and Phase II placing 142 units into operation before the end of the first quarter of 2001.

Our operating performance for all apartment communities is summarized in the following table:


                                                Percentage            Three Months Ended March 31,
                                                Change from          ----------------------------
                                               2000 to 2001             2001                 2000
                                               ------------             ----                 ----

       Rental income                               (2.3%)           $   4,510,000       $   4,616,000
       Total operating revenues                    (3.4%)           $   4,805,000       $   4,975,000
       Property operating expenses (1)             (9.0%)           $   1,568,000       $   1,724,000
       Net operating income (2)                    (0.4%)           $   3,237,000       $   3,251,000
       General and administrative expenses         (4.1%)           $     465,000       $     485,000
       Depreciation of real estate assets          (6.2%)           $   1,277,000       $   1,361,000
       Average stabilized occupancy (3)             4.3%                     97.7%               93.4%
       Operating expense ratio (4)                 (2.1%)                    32.6%               34.7%


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

         Our same-property operating performance, when compared to the three months ended March 31, 2000, includes a 9.9% increase in operating revenues, a 13.3% increase in net operating income, a 3.4% increase in average monthly rent per apartment home, and a 0.3% decrease in lease renewals. Six of our communities were fully stabilized during both the three-month periods ended March 31, 2001 and 2000: Bradford Creek, Crestmark, Highland Park, Plantation Trace, Preston Oaks, and River Oaks. Same-property operating results for these communities are summarized in the following table:



                                                         Percentage            Three Months Ended March 31,
                                                         Change from           ----------------------------
                                                        2000 to 2001              2001                2000
                                                        ------------              ----                ----

       Rental income                                        10.7%            $   3,868,000       $   3,493,000
       Total operating revenues                              9.9%            $   4,128,000       $   3,757,000
       Property operating expenses (1)                       3.2%            $   1,309,000       $   1,269,000
       Net operating income (2)                             13.3%            $   2,819,000       $   2,488,000
       Average stabilized occupancy (3)                      4.2%                     97.7%               93.5%
       Operating expense ratio (4)                          (2.1%)                    31.7%               33.8%
       Average monthly rent per apartment home               3.4%            $         976       $         944
       Lease renewal percentage (5)                         (0.3%)                    52.6%               52.9%


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

         The following discussion compares our statements of operations for the three months ended March 31, 2001 and 2000.

         Property operating revenue decreased $170,000 or 3.4% from $4,975,000 for the three months ended March 31, 2000 to $4,805,000 for the three months ended March 31, 2001. The decrease in operating revenue is due primarily to the following:

         (a)      a $374,000 increase in same store revenue; and

         (b)      a $374,000 increase in operating revenue due to Addison
                  Place Phase I becoming a stabilized property and Addison Place Phase II placing 142 units into operation by the end of the first quarter of 2001;

                  offset by:

         (c) a decrease in revenue of $475,000 due to the sale of Ivey Brook in June 2000; and

         (d) a decrease of $450,000 in revenue due to the sale of Rosewood Plantation on January 4, 2001.


         Property operating expenses, excluding depreciation and general and administrative expenses, decreased $156,000 or 9.0% from $1,724,000 for the three months ended March 31, 2000 to $1,568,000 for the three months ended March 31, 2001. The decrease in operating expenses is due primarily to the following:

         (a) a $266,000 decrease due to the sales of Rosewood and Ivey Brook in January 2001 and June 2000, respectively;

                  offset by:

         (b) an increase of $51,000 due to Addison Place Phase I becoming a stabilized property; and

         (c)      an increase of $40,000 for same-property expenses.

         General and administrative expenses decreased $20,000 or 4.1% from $485,000 for the three months ended March 31, 2000 to $465,000 for the three months ended March 31, 2001. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees, and other costs. The decrease is due primarily to lower personnel and associated costs. General and administrative expenses as a percentage of operating revenues remained constant for the three months ended March 31, 2000 compared to the three months ended March 31, 2001, as both were 9.7%.

         Depreciation expense decreased $84,000 or 6.2% from $1,361,000 for the three months ended March 31, 2000 to $1,277,000 for the three months ended March 31, 2001. The decrease is due the sale of Rosewood Plantation in January 2001 and the sale of Ivey Brook in June 2000, offset by: an increase in depreciation at Addison Place Phase II where we placed 142 units into operation by the end of the first quarter of 2001. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense decreased $199,000 or 14.5% from $1,373,000 for the three months ended March 31, 2000 to $1,174,000 for the three months ended March 31, 2001. The decrease is due primarily to the following:

         (a) lower interest expense due to the sale of Rosewood Plantation and Ivey Brook in January 2001 and June 2000, respectively;

                  offset by:

         (b) increased interest expense at Preston Oaks due to the outstanding principal balance increasing from $8,285,000 in the three months ended March 31, 2000, to $12,680,000 in the three months ended March 31, 2001.

         On January 4, 2001, we sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of unitholders in the operating partnership. We acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,894,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $290,000 for closing costs, and $740,000 for a partnership profits interest paid to Roberts Properties, Inc., a non-owned affiliate.

Liquidity and Capital Resources

         Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000. Cash and cash equivalents increased $402,000 during the three months ended March 31, 2001 compared to a increase of $408,000 during the three months ended March 31, 2000. The result is due to an increase in cash used in investing activities offset by: an increase in cash provided by operating activities and an increase in cash provided by financing activities.

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, and operating expenses for those apartment homes. Net cash provided by operating activities increased $331,000 from $2,096,000 during the three months ended March 31, 2000 to $2,427,000 during the three months ended March 31, 2001. The increase in cash flow from operations is due primarily to the additional cash flow from the first phase of Addison Place and the stabilized communities, offset by: the sales of Rosewood Plantation and Ivey Brook. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

         Net cash used in investing activities increased $4,655,000 from $3,134,000 during the three months ended March 31, 2000 to $7,789,000 during the three months ended March 31, 2001. This increase is due primarily to the construction costs at Addison Place Phase I, Old Norcross, and Charlotte, plus the loan of $3,514,000 to Real Estate Exchange Services to acquire the land from a related party, Roberts Properties Jones Bridge, LLC. We acquired no existing apartment communities during these periods.

         Net cash provided by financing activities increased $4,318,000 from $1,446,000 during the three months ended March 31, 2000 to $5,764,000 during the three months ended March 31, 2001. This increase is due primarily to the following:

(a) an increase of $3,730,000 from the refinancing of the Preston Oaks mortgage during the first quarter of 2001;

(b) net borrowings of $3,631,000 from the Addison Place Phase II construction loan;

(c) a decrease of $206,000 in quarterly dividends and distributions paid, from $1,002,000 for the three months ended March 31, 2000 to $796,000 for the three months ended March 31, 2001;

         offset by:

(d) net borrowings of $2,000,000 from the Old Norcross land loan in February 2000;

(e) the repurchase of 51,500 shares at a total cost of $410,000 during the three months ended March 31, 2001 compared to the repurchase of 10,000 treasury shares at a cost of $74,000 during the three months ended March 31, 2000;

(f) net borrowings of $765,000 from the $2,000,000 line of credit during the first quarter of 2000.

The following facts highlight our existing debt structure:

         o each of our seven communities is financed with fixed-rate debt;
         o the average interest rate for all seven communities is 7.12% per annum;
         o no debt is scheduled to mature before February 2003;
         o the average term to maturity is six years; and
         o debt principal will amortize at a rate of approximately $898,000 per year.

         The following table summarizes the debt for each of our seven communities:

                                         Fixed Interest                             Principal
                                           Rate as of                              Outstanding
                                            03/31/01             Maturity           03/31/01
                                          ------------          -----------       -------------

         Addison Place - phase I                6.95%             11/15/09       $    9,468,000
         Bradford Creek                         7.15              06/15/08            8,157,000
         Crestmark                              6.57              10/01/08           15,536,000
         Highland Park                          7.30              02/15/03            7,713,000
         Plantation Trace                       7.09              10/15/08           11,598,000
         Preston Oaks                           7.18              02/01/08           12,680,000
         River Oaks                             7.15              11/15/03            8,803,000
                                                                                     ----------

                                                                                 $   73,955,000
                                                                                 ==============

         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2003 to 2009 as summarized below:

                                2003            $   16,057,000
                                2008                42,987,000
                                2009                 8,387,000
                                                     ---------

                               Total            $   67,431,000
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

         During the quarter ended June 30, 1999, we started construction on Addison Place Phase II. Phase II will consist of 285 apartment homes and occupancy began in the third quarter of 2000. We began construction on a 319-unit community in Charlotte during the quarter ended December 31, 1999 and started construction of a 250-unit community located in north Atlanta during the quarter ended June 30, 2000. We paid cash for the land for these three new communities, and we expect to fund the cost of construction with construction loans. We are in the process of obtaining construction loans, and we do not expect to begin substantial construction until construction loans are secured.

         On February 1, 2000, we closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan is secured by the Old Norcross land, has a 12-month term, and bears an interest rate of LIBOR plus 150 basis points. We renewed the loan in February 2001 for an additional six-month period. We plan to pay off the land loan with the proceeds of a construction loan.

         On May 3, 2000, we closed a $22,500,000 construction loan to complete the second phase of Addison Place. The loan has a five-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan closed, we entered into an interest rate swap agreement that synthetically fixed the interest rate at 8.62%. At March 31, 2001, $17,783,000 was drawn on the loan.

         We renewed our $2,000,000 revolving line of credit in June 2000 to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of LIBOR plus 150 basis points. No balance on the line of credit was outstanding at March 31, 2001.

         On February 1, 2001, we refinanced the Preston Oaks mortgage note with a new loan from Primary Capital Advisors. This $12,700,000 loan has a seven-year term with a fixed interest rate of 7.18% payable in monthly installments of $86,034 based on a 30-year amortization schedule.

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

Stock Repurchase Plan

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. In October 2000, we issued a press release announcing that our board of directors had authorized the repurchase of up to an additional 50,000 shares of our outstanding common stock. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share. We purchased 51,500 treasury shares for $410,000 during the three months ended March 31, 2001. We repurchased 10,000 treasury shares for $74,000 during the three months ended March 31, 2000. From October 1, 1998 through March 31, 2001, we have repurchased 344,588 shares for $2,620,000.

Redemptions of Units for Cash

         During the three months ended March 31, 2001 and 2000, we did not purchase any units from unitholders.

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

                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                 2001                     2000
                                                                 ----                     ----

Income (loss) before gain on sale of real estate
    assets and extraordinary item                            $     251                $     (12)
Minority interest of holders of units                              124                       (6)
Loss on disposal of real estate assets                              16                       39
Depreciation of real estate assets                               1,277                    1,361

Funds From Operations                                          $ 1,668                $   1,382
                                                               =======                =========

Weighted average shares and partnership units
         outstanding during the period                       7,265,003                7,405,986

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

         o Construction and lease-up risks inherent in our development of the Addison Place, Charlotte, and Old Norcross communities, and the other communities we may develop in the future, could adversely affect our financial performance.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. In order to reduce our interest rate risk, we entered into an interest rate swap agreement to hedge exposure to the LIBOR rate for the construction loan. This agreement synthetically fixed the interest rate at 8.62% (see Note 4 to the consolidated financial statements). We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the consolidated financial statements. All of our long-term borrowings (including construction loans which are synthetically fixed) are under fixed rate instruments, and our line of credit rate and land loan rates are 150 basis points over the three-month LIBOR. We have determined that there is no material market risk exposure to our consolidated financial position, results of operations or cash flows, and there has been no material change in our market risk exposure since December 31, 2000.

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


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended March 31, 2001.

         During the three months ended March 31, 2001, we granted 6,250 shares of restricted stock at a market value of $50,000. During the three months ended March 31, 2000, we did not grant any shares, although 267 shares were cancelled as a result of an employee leaving our employment. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of stockholders equity.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
  No.                                  Description
--------                               ------------


   10.1.3 Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001, in the original principal amount of $12,700,000 (Preston Oaks).

   10.1.4 Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001 (Preston Oaks).

(b)      Reports on Form 8-K

         Current Report on Form 8-K dated January 19, 2001 containing a press release concerning the sale of the Rosewood Plantation apartments and the pro forma financial statements consisting of the pro forma condensed consolidated balance sheet as of September 30, 2000 (unaudited) and the pro forma consolidated statement of operations for the nine months ended September 30, 2000 (unaudited) and for the year ended December 30, 1999 (unaudited).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 11, 2001              ROBERTS REALTY INVESTORS, INC.




                                 By: /s/  Charles R. Elliott
                                     -------------------------------------------
                                 Charles R. Elliott, Chief Financial Officer

                                (The Registrant's Principal Financial and
                                 Chief Accounting Officer, who is duly
                                 authorized to sign this report)

                                  EXHIBIT INDEX
                                  -------------

Exhibit
  No.                                       Description
-------                                     -----------

   10.1.3 Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001, in the original principal amount of $12,700,000 (Preston Oaks).

   10.1.4 Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001 (Preston Oaks).