Form 10-Q
period 2001-06-30
ROBERTS REALTY INVESTORS INC
filed 2001-08-14
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    --------------

                          Commission File No. 001-13183

                         Roberts Realty Investors, Inc.
       ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Georgia                         58-2122873
        --------------------------------------     --------------------------
        (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification Number)


    8010 Roswell Road, Suite 120, Atlanta, Georgia                30350
    ----------------------------------------------               ---------
         (Address of Principal Executive Offices)               (Zip Code)

         Registrant's telephone number, Including Area Code:  (770) 394-6000

         Indicate by check [X] whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes        X        No
                                            -----        -----


The number of outstanding shares of the registrant's Common Stock on August 13, 2001 was 4,872,471 (net of shares held in treasury).

                                TABLE OF CONTENTS

                                                                      PAGE

PART I  FINANCIAL INFORMATION.........................................   1

         ITEM 1.      FINANCIAL STATEMENTS............................   1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  13

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK...............................  26


PART II  OTHER INFORMATION............................................  26

         ITEM 1.      LEGAL PROCEEDINGS...............................  26

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.......  26

         ITEM 4.      SUBMISSION OF MATTERS TO A
                      VOTE OF SECURITY HOLDERS........................  26

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................  27

                               -------------------

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                           JUNE 30,          DECEMBER 31,
ASSETS                                                                                       2001                 2000
                                                                                          ----------          ----------
                                                                                          (Unaudited)
REAL ESTATE ASSETS - At cost:
     Land                                                                                 $  19,211           $  18,743
     Buildings and improvements                                                             100,389              93,371
     Furniture, fixtures and equipment                                                       11,933              11,566
                                                                                          ---------           ---------
                                                                                            131,533             123,680
     Less accumulated depreciation                                                         (23,965)             (24,061)
                                                                                           -------              -------
         Operating real estate assets                                                       107,568              99,619
     Land held for future development                                                         1,811                   0
     Construction in progress and real estate under development                              33,089              28,439
                                                                                          ---------           ---------

         Net real estate assets                                                             142,468             128,058

CASH AND CASH EQUIVALENTS                                                                       998               1,495

RESTRICTED CASH                                                                                 421                 388

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $397 and $500 at June 30, 2001 and December 31, 2000, respectively                       1,048                 890

OTHER ASSETS - Net                                                                              273                 698
                                                                                          ---------           ---------

                                                                                          $ 145,208           $ 131,529
                                                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                               $  73,733           $  77,538
     Construction note payable                                                               23,163              14,152
     Land note payable                                                                        3,000               2,000
     Line of credit                                                                           1,200                   0
     Swap contract payable                                                                    1,667                   0
     Accounts payable and accrued expenses                                                    2,195               1,496
     Conditional land liability                                                                 345                   0
     Dividends and distributions payable                                                        802                 815
     Due to affiliates (including retainage payable of $973 and $915 at
         June 30, 2001 and December 31, 2000, respectively)                                   2,484               2,994
     Security deposits and prepaid rents                                                        497                 490
                                                                                          ---------           ---------

         Total liabilities                                                                  109,086              99,485
                                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                11,740              10,607
                                                                                          ---------           ---------
SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares                    -                   -
         issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 5,233,059 and
         5,161,299 shares issued at June 30, 2001
         and December 31, 2000, respectively                                                     52                  52
     Additional paid-in capital                                                              24,226              23,741
     Less treasury shares, at cost (362,588 and 293,088 shares at
         June 30, 2001 and December 31, 2000, respectively)                                  (2,764)             (2,210)
     Unamortized restricted stock compensation                                                 (196)               (146)
     Retained earnings                                                                        4,189                   0
     Accumulated other comprehensive income                                                  (1,125)                  0
                                                                                          ----------          ---------
     Total shareholders' equity                                                              24,382              21,437
                                                                                          ----------          ---------

                                                                                          $ 145,208           $ 131,529
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
----------------------------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS ENDED JUNE 30,

                                                                                      2001                     2000
                                                                                  (Unaudited)             (Unaudited)

OPERATING REVENUES:
     Rental operations                                                             $ 4,588                  $ 4,790
     Other operating income                                                            345                      374
                                                                                    ------                  -------

          Total operating revenues                                                   4,933                    5,164
                                                                                    ------                  -------

OPERATING EXPENSES:
     Personnel                                                                         470                      495
     Utilities                                                                         278                      311
     Repairs, maintenance and landscaping                                              312                      316
     Real estate taxes                                                                 392                      424
     Marketing, insurance and other                                                    208                      217
     General and administrative expenses                                               393                      522
     Depreciation of real estate assets                                              1,389                    1,342
                                                                                    ------                  -------

          Total operating expenses                                                   3,442                    3,627
                                                                                    ------                  -------

INCOME FROM OPERATIONS                                                               1,491                    1,537
                                                                                    ------                  -------

OTHER INCOME (EXPENSE):
    Interest income                                                                    157                       49
     Interest expense                                                               (1,427)                  (1,306)
     Loss on disposal of assets                                                        (14)                     (21)
     Amortization of deferred financing costs                                          (45)                     (54)
                                                                                    ------                  -------

          Total other expense                                                       (1,329)                  (1,332)
                                                                                    ------                  -------

INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF
      REAL ESTATE ASSET AND EXTRAORDINARY ITEM                                         162                      205

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                          (53)                     (69)
                                                                                    ------                  -------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE ASSET
    AND EXTRAORDINARY ITEM                                                             109                      136

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest
    of unitholders in the operating partnership                                          0                    2,284
                                                                                    ------                  -------

INCOME BEFORE EXTRAORDINARY ITEM                                                       109                    2,420
EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                       0                      (68)
                                                                                    ------                  -------

NET INCOME                                                                          $  109                  $ 2,352
                                                                                    ======                  =======

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary item                                               $ 0.02                  $  0.49

     Extraordinary item                                                               0.00                    (0.01)
                                                                                    ------                  -------

     Net income                                                                     $ 0.02                  $  0.48
                                                                                    ======                  =======

     Weighted average common shares - basic                                      4,845,249                4,902,399

     Weighted average common shares - diluted                                    7,211,537                7,403,915

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED JUNE 30,

                                                                                      2001                     2000
                                                                                  (Unaudited)             (Unaudited)

OPERATING REVENUES:
     Rental operations                                                             $ 9,098                  $ 9,406
     Other operating income                                                            640                      733
                                                                                    ------                  -------

          Total operating revenues                                                   9,738                   10,139
                                                                                    ------                  -------

OPERATING EXPENSES:
     Personnel                                                                         928                      949
     Utilities                                                                         553                      639
     Repairs, maintenance and landscaping                                              565                      616
     Real estate taxes                                                                 770                      858
     Marketing, insurance and other                                                    412                      425
     General and administrative expenses                                               858                    1,007
     Depreciation of real estate assets                                              2,666                    2,703
                                                                                    ------                  -------

          Total operating expenses                                                   6,752                    7,197
                                                                                    ------                  -------

INCOME FROM OPERATIONS                                                               2,986                    2,942
                                                                                    ------                  -------

OTHER INCOME (EXPENSE):
    Interest income                                                                    268                       95
     Interest expense                                                               (2,601)                  (2,679)
     Loss on disposal of assets                                                        (30)                     (60)
     Amortization of deferred financing costs                                          (86)                    (111)
                                                                                    ------                  -------

          Total other expense                                                       (2,449)                  (2,755)
                                                                                    ------                  -------

INCOME BEFORE MINORITY INTEREST, GAIN ON SALE OF
      REAL ESTATE ASSET AND EXTRAORDINARY ITEM                                         537                      187

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                         (177)                     (63)
                                                                                    ------                  -------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE ASSET
    AND EXTRAORDINARY ITEM                                                             360                      124

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest
    of unitholders in the operating partnership                                      5,188                    2,284
                                                                                    ------                  -------

INCOME BEFORE EXTRAORDINARY ITEM                                                     5,548                    2,408

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                    (291)                     (68)
                                                                                    ------                  -------

NET INCOME                                                                          $5,257                  $ 2,340
                                                                                    ======                  =======

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary items                                              $ 1.14                  $  0.49

     Extraordinary items                                                             (0.06)                   (0.01)
                                                                                    ------                  -------

     Net income                                                                     $ 1.08                  $  0.48
                                                                                    ======                  =======

     Weighted average common shares - basic                                      4,856,287                4,873,368

     Weighted average common shares - diluted                                    7,238,122                7,404,951

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                             SIX MONTHS ENDED JUNE 30,

                                                                                              2001                2000
                                                                                            --------           ----------
                                                                                           (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
     Net income                                                                              $5,257             $ 2,340
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interest of unitholders in the operating partnership                         177                  63
        Gain on sale of real estate asset                                                    (5,188)             (2,284)
          Loss on disposal of assets                                                             30                  60
          Depreciation and amortization                                                       2,757               2,828
       Extraordinary item, net of minority interest of unitholders in the
               operating partnership                                                            291                  68
      Amortization of deferred compensation                                                      41                  32
     Change in assets and liabilities:
          (Increase) decrease in restricted cash                                                (33)                 21
          Decrease in other assets                                                              420                  81
          Increase in accounts payable and accrued expenses relating to operations              699                 824
          Increase in security deposits and prepaid rent                                          7                  21
                                                                                             ------             -------

               Net cash provided by operating activities                                      4,458               4,054
                                                                                             ------             -------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate asset                                                  6,368               8,096
     Construction and acquisition of real estate assets                                     (23,295)             (7,130)

               Net cash (used in) provided by investing activities                          (16,927)                966
                                                                                            --------            -------

FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable                                                    12,700                   0
     Principal repayments on mortgage notes payable                                            (440)               (451)
     Proceeds from land note payable                                                          3,000               2,000
     Payoff of land note payable                                                             (2,000)             (3,000)
     Payment of loan costs                                                                     (374)               (157)
     Proceeds from construction loan                                                          9,011               5,294
     Proceeds from short term loan                                                                0                 765
     Proceeds from line of credit                                                             1,200                   0
     Payoff of short term loan                                                                    0              (2,000)
     Payoff of mortgage notes, including prepayment penalty                                  (8,970)                  0
     Repurchase of treasury stock                                                              (554)               (183)
     Payment of dividends and distributions                                                  (1,601)             (2,002)
                                                                                           --------             -------

               Net cash provided by financing activities                                     11,972                 266
                                                                                           --------             -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (497)              5,286

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,495               1,673
                                                                                             ------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  998             $ 6,959
                                                                                             ======             =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                                 $ 3,480             $ 3,170


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

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the Operating Partnership. Given that Roberts Realty is the sole general partner of the Operating Partnership and had a 67.5% and 66.9% ownership interest in it at June 30, 2001 and December 31, 2000, respectively, Roberts Realty controls the Operating Partnership.

         At June 30, 2001, Roberts Realty owned seven completed multifamily apartment communities totaling 1,481 apartment homes in Atlanta, and an additional 854 apartment homes were under construction (535 in Atlanta and 319 in Charlotte, North Carolina).

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

         The minority interests of the unitholders in the Operating Partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and the Operating Partnership's units outstanding and will change as additional shares and partnership units are issued, units are exchanged for shares, or shares are repurchased in the open market. The minority interest of the unitholders in the earnings of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, which was 32.8% and 33.8% for the three months ended June 30, 2001 and 2000, respectively, and 32.9% and 34.2% for the six months ended June 30, 2001 and 2000, respectively. The minority interest of the unitholders in the operating partnership was $11,740,000 and $10,607,000 at June 30, 2000 and December 31, 2000,
         respectively.

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


3.       ACQUISITIONS AND DISPOSITIONS

         On January 4, 2001, Roberts Realty sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of unitholders in the operating partnership. Roberts Realty acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties, Inc., a non-owned affiliate wholly owned by Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, under the terms of the agreement of limited partnership of the Operating Partnership. Roberts Realty has invested the net sales proceeds in replacement properties in connection with a Section 1031 tax deferred exchange.

         On May 30, 2001, Roberts Realty purchased approximately 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price Roberts Realty paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium that will delay development of the townhouse units for an indeterminate time. When the sewer moratorium is lifted, however, Roberts Realty will have to pay the entity from which Roberts Properties purchased the property $356,000 less $300 per day of the moratorium, beginning with the purchase date. This conditional obligation has been recorded as a liability in the accompanying balance sheet and is being amortized over a period of 30 months. Roberts Properties has completed approximately two-thirds of the necessary development work on the property, and Roberts Realty will retain Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. Roberts Realty intends to enter into a cost plus 10% contract with Roberts Construction, Inc. a non-owned affiliate wholly owned by Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board Roberts Realty, to build the 80 townhouse units.

         On June 20, 2001, Roberts Realty purchased approximately 6.84 acres of land from REES 59 for $4,470,000 including closing costs, to construct a 47,200 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of the Addison Place community. REES 59 had previously purchased the land for $3,514,000 from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest. The purchase was funded by the Rosewood Plantation sales proceeds as part of a Section 1031 tax-deferred exchange. Roberts Realty intends to enter into a cost plus 5% contract with Roberts Construction to complete the retail center.

         On June 23, 2000, Roberts Realty sold the Ivey Brook community for $14,550,000. The sale resulted in a gain of $2,284,000, net of minority interest of unitholders in the operating partnership. Ivey Brook is a 146-unit apartment community located in Atlanta, Georgia. Net cash proceeds were $7,371,000 after deducting: $6,190,000 for the mortgage note payable assumed by the buyer, $263,000 for closing costs and accrued interest; and $726,000 for a partnership profits interest paid in July 2000 to Roberts Properties under the terms of the agreement of limited partnership of the Operating Partnership.

         On June 28, 2001, Roberts Realty purchased approximately 10.7 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its Highland Park community. The purchase price was $5,376,000 including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $23,100,000. Roberts Realty will retain Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty intends to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

         On June 28, 2001, Roberts Realty purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty intends to complete construction and use a portion of the building as its corporate headquarters. Roberts Realty will lease the remaining space in the building to Roberts Properties and Roberts Construction and to unaffiliated tenants. Roberts Construction will construct the building for a fixed price of $4,670,000, of which $1,616,000 was incurred at closing. Roberts also intends to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will earn no profit on construction of the building or the tenant finish work.

         Unaudited pro forma amounts for the six month periods ended June 30, 2001 and 2000, assuming the sale of Ivey Brook and Rosewood had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the sales occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                       2001              2000
                                                       ----              ----

         Total operating revenues                    $9,732            $8,346
         Net income (loss)                              370              (114)

         Per Share Data - Basic and Diluted
         Net income (loss)                             0.08             (0.02)


4.       NOTES PAYABLE

         Line of Credit. Roberts Realty renewed a $2,000,000 revolving unsecured line of credit in June 2001 to provide funds for short-term working capital purposes. This line of credit has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At June 30, 2001, $1,200,000 was outstanding on the line.

         Mortgage Notes. Mortgage notes payable were secured by the following apartment communities at June 30, 2001 and December 31, 2000, as follows:


                                                                 Fixed Interest          Principal Outstanding
                                                                   Rate as of
         Property Securing Mortgage              Maturity           06/30/01          06/30/01            12/31/00
         --------------------------              --------           --------          --------            --------

         Addison Place - phase I                 11/15/09            6.95%        $   9,444,000        $  9,492,000
         Bradford Creek                          06/15/08            7.15             8,132,000           8,181,000
         Crestmark                               10/01/08            6.57            15,485,000          15,586,000
         Highland Park                           02/15/03            7.30             7,686,000           7,740,000
         Plantation Trace                        10/15/08            7.09            11,564,000          11,632,000
         Preston Oaks                            10/15/02            7.21                     0           8,198,000
         Preston Oaks                            02/01/08            7.18            12,649,000                   0
         Rosewood Plantation                     07/15/08            6.62                     0           7,876,000
         River Oaks                              11/15/03            7.15             8,773,000           8,833,000
                                                                                      ---------           ---------

                                                                                    $73,733,000         $77,538,000

         Construction Loan. On May 3, 2000, Roberts Realty closed a $22,500,000 construction loan to fund the construction of the second phase of Addison Place. The loan has a 5-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan was closed, Roberts Realty entered into an interest rate swap agreement that synthetically fixed the interest rate at 8.62% (Note 9). At June 30, 2001, $20,390,000 was drawn on the loan.

         On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan with Compass Bank, which will be used to complete construction of the 250-unit Old Norcross community located in north Atlanta. The loan has a seven-year term and bears an interest rate of LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and then include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into an interest rate swap agreement that synthetically fixed the interest rate at 7.38% (Note 9) for the first five years of the loan. At June 30, 2001, $1,913,000 was drawn on the loan.

         On June 28, 2001, Roberts Realty closed on a $5,280,000 loan to fund the construction of the corporate office building. The loan is secured by the building and land, has a 35-month term, and bears interest at LIBOR plus 200 basis points. At June 30, 2001, $860,000 was drawn on the loan.

         Refinanced Loan. On February 1, 2001, Roberts Realty refinanced the Preston Oaks mortgage note with a new loan from Primary Capital Advisors. This $12,700,000 loan has a seven-year term with a fixed interest rate of 7.18% payable in monthly installments of $86,034 based on a 30-year amortization schedule.

         Land Loans. On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan was secured by the Old Norcross land, has a twelve-month term, and bears an interest rate of LIBOR plus 150 basis points. The loan was renewed in February 2001 for an additional six-month term. The loan was repaid in full upon closing of the $17,000,000 Old Norcross construction loan.

         On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge community. The loan is secured by the Northridge land, has a 12-month term, and bears an interest rate of LIBOR plus 175 basis points.

         Interest capitalized was $338,000 and $291,000 for the three months ended June 30, 2001 and 2000, respectively, and $833,000 and $591,000 for the six months ended June 30, 2001 and 2000, respectively.

         Real estate assets having a combined depreciated cost of approximately $86,001,000 served as collateral for the outstanding mortgage debt at June 30, 2001.


5.       EXTRAORDINARY ITEM

         The 2001 extraordinary item is the write-off of unamortized loan costs and prepayment penalties related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, and (b) the Rosewood community, which was sold in January 2001. The extraordinary items, $230,000 related to Preston Oaks and $61,000 related to Rosewood, are net of $113,000 for Preston Oaks and $31,000 for Rosewood, which was allocated to the minority interest of the unitholders in the Operating Partnership and calculated based on the weighted average number of partnership units outstanding during the periods presented.


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

         Roberts Realty enters into contractual commitments in the normal course of business with Roberts Construction. These contracts relate to the construction of real estate assets.

         Roberts Construction constructed the first phase of Addison Place, consisting of 118 townhomes, pursuant to a cost plus 10% contract. Roberts Construction is currently constructing the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% contract.

         In 2000, Roberts Realty entered into contracts with Roberts Construction related to the construction of the Old Norcross project in Atlanta and the Charlotte project. Under both contracts, Roberts Realty will pay Roberts Construction cost plus 10%.

         Roberts Realty plans to enter into a fixed cost contract with Roberts Construction to construct the Northridge corporate office building. Roberts Construction will be the general contractor on the project.

         At June 30, 2001, the remaining commitments totaled $39,406,000 as summarized in the following table:


                                                  Estimated                                         Estimated
                                                    Total                                           Remaining
                                                  Contract                 Amount                  Contractual
                                                   Amount                 Incurred                 Commitment

         Charlotte                             $   23,100,000          $    2,018,000           $   21,082,000
         Old Norcross                              16,000,000               2,608,000               13,392,000
         Northridge Office Building                 4,670,000               1,616,000                3,054,000
         Addison Place - phase II                  21,549,000              19,671,000                1,878,000
                                                   ----------              ----------                ---------
                                               $   65,319,000          $   25,913,000           $   39,406,000
                                               ==============          ==============           ==============



7.       SHAREHOLDERS' EQUITY

         Exchanges of Partnership Units for Shares. During the three months ended June 30, 2001 and 2000, a total of 38,805 and 56,608 partnership units, respectively, were exchanged for the same number of shares. During the six months ended June 30, 2001 and 2000, a total of 60,572 and 133,099 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         Treasury Stock Repurchases. During the three months ended June 30, 2001, Roberts Realty repurchased 18,000 shares at a total cost of $143,520. During the three months ended June 30, 2000, Roberts Realty repurchased 15,500 shares at a total cost of $109,000. During the six months ended June 30, 2001, Roberts Realty repurchased 69,500 shares at a total cost of $554,160. During the six months ended June 30, 2000, Roberts Realty repurchased 25,500 shares at a total cost of $183,000.

         Restricted Stock Awards. During the three months ended June 30, 2001, Roberts Realty granted 6,875 shares of restricted stock at a market value of $55,000. During the three months ended June 30, 2000, Roberts Realty did not grant any shares of restricted stock. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of shareholders' equity. This restricted stock vests 100% at the end of a three to four-year vesting period and is being amortized to compensation expense ratably over the vesting period.

         Dividends. On May 15, 2001, Roberts Realty's Board of Directors declared a quarterly dividend in the amount of $0.11 per common share and partnership unit payable on July 13, 2001 to shareholders and unitholders of record on June 29, 2001. The second quarter 2000 dividend was $0.135 per share/unit and was paid to shareholders and unitholders of record as of June 30, 2000. On June 20, 2000, Roberts Realty's Board of Directors also declared a special distribution in connection with the sale of Ivey Brook (Note 3) in the amount of $0.25 per common share and partnership unit payable on July 27, 2000 to shareholders and unitholders of record on July 20, 2000.

         Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).


                                                                           Three Months Ended         Six Months Ended
                                                                           ------------------         ----------------
                                                                           6/30/01      6/30/00      6/30/01      6/30/00
                                                                           -------      -------      -------      -------
         Income before extraordinary item - basic                      $       109   $    2,420   $    5,548   $    2,408
         Minority interest in income before
                extraordinary item of the
                   operating partnership                                        53        1,236        2,732        1,230
                                                                       -----------   ----------   ----------   ----------

         Income before extraordinary item - diluted                    $       162   $    3,656   $    8,280   $    3,638
                                                                       ===========   ==========   ==========   ==========

         Net income  - basic                                           $       109   $    2,352   $    5,257   $    2,340
         Minority interest in net income of the
                operating partnership                                           53        1,201        2,588        1,195
                                                                       -----------   ----------   ----------   ----------

         Net income - diluted                                          $       162   $    3,553   $    7,845   $    3,535
                                                                       ===========   ==========   ==========   ==========

         Weighted average shares - basic                                 4,845,249    4,902,399    4,856,287    4,873,368
         Dilutive securities - weighted average partnership units        2,366,288    2,501,516    2,381,836    2,531,583
                                                                         ---------    ---------    ---------    ---------

         Weighted average shares - diluted                               7,211,537    7,403,915    7,238,122    7,404,951
                                                                         =========    =========    =========    =========


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

         Roberts Realty owns, operates, and develops multifamily apartment communities located in Georgia and is constructing a community in North Carolina. The existing apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty's total revenues for each of the three and six months ended June 30, 2001 and 2000.

         The primary financial measure for Roberts Realty's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current quarter NOI is compared to prior quarter NOI and current quarter budgeted NOI as a measure of financial performance. NOI from apartment communities totaled $3,273,000 and $3,401,000 for the three months ended June 30, 2001 and 2000, respectively, and $6,510,000 and $6,652,000 for the six months ended June 30, 2001 and 2000, respectively. All other segment measurements are disclosed in Roberts Realty's consolidated financial statements.


9.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS") "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was delayed by SFAS No. 137, and the Statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires Roberts Realty to recognize all derivatives on the balance sheet at fair market value. Because Roberts Realty has interest rate swaps that it has designated as a hedge of its exposure to changes in the LIBOR rate on its $22,500,000 and $17,000,000 construction loans, and the swaps are effective in hedging its exposure, the adoption of SFAS 133, as amended, resulted in a $1,125,000 decrease in shareholders' equity (accumulated other comprehensive income), net of minority interest of $542,000, relating to the estimated fair value of the swap at June 30, 2001.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 will not have a material impact on Roberts Realty's financial statements.


10.      COMPREHENSIVE INCOME

         Roberts Realty's comprehensive income, which consists of net income, the cumulative effect of change in accounting principle related to the adoption of SFAS No. 133, as amended, and the change in the fair value of the swap contract payable during the three and six months ended June 30, 2001 and June 30, 2000, is calculated as follows:

                                                                           Three Months Ended                 Six Months Ended
                                                                      ------------------------------     ---------------------------
                                                                         6/30/01         6/30/00            6/30/01       6/30/00

         Net Income                                                   $       109     $     2,352        $    5,257     $     2,340
               Cumulative effect of change in accounting principle,
                  net of minority interest                                      0               0              (564)              0
               Change in fair value of the swap contract
                  payable, net of minority interest                          (357)              0              (561)              0
                                                                      ------------    -----------        ----------     -----------
         Total comprehensive income (loss)                            $      (248)    $     2,352        $    4,132     $     2,340


11.      SUBSEQUENT EVENTS

         On July 11, 2001, Roberts Realty completed the sale of its Crestmark community for $25,000,000. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the agreement of limited partnership of the Operating Partnership.

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

Overview

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At June 30, 2001, we owned seven completed multifamily apartment communities, all of which were stabilized, consisting of 1,481 apartment homes. We conduct our business through Roberts Properties Residential, L.P., own a 67.5% interest in it, and are its sole general partner. In this report we sometimes refer to Roberts Properties Residential, L.P. as our operating partnership. From time to time we enter into transactions with Roberts Properties, Inc. and Roberts Properties Construction, Inc., non-owned affiliates. Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of the Board, owns directly or indirectly all or substantially all of the outstanding shares of Roberts Properties, Inc. and Roberts Properties Construction, Inc.

         We are developing and constructing four new multifamily communities totaling 1,074 apartment homes. The 854 apartment homes under construction will increase the size of our portfolio 58% from 1,481 to 2,335 apartment homes. One of our communities under construction is located in Charlotte, North Carolina, and is the first step in our diversification strategy. The other two communities are located in north Atlanta. We began construction of the 285-unit second phase of Addison Place during the third quarter of 1999, and we began construction of a 250-unit apartment community located in north Atlanta on our Old Norcross land during the second quarter of 2000. We also started developing our new 222-unit Northridge community in Atlanta during June 2001.

         In April 2001, we began constructing a 47,000 square foot retail center, called Addison Place Shoppes, at the entrance to our Addison Place apartment community. In June 2001, we purchased land and a partially constructed office building which, when completed, will serve as our new corporate headquarters.

Results of Operations

     Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000.

         For the three months ended June 30, 2001, we recorded net income of $109,000, or $0.02 per share, compared to net income of $2,352,000, or $0.48 per share, for the three months ended June 30, 2000. Our operating results are due to the following:

        (a) a $231,000 decrease in operating revenues due to our sale of Ivey Brook in June 2000 and Rosewood Plantation in January 2001, offset by increased operating revenues at Addison Place, plus small increases at all other operating properties;

         (b) a $2,284,000 gain, net of minority interest, on the sale of Ivey Brook in June 2000;

         (c) a $121,000 increase in interest expense mainly due to interest at the second phase of Addison Place;

                  offset by:

         (d) an increase in average stabilized occupancy from 95.7% in 2000 to 96.0% in 2001;

         (e) a decrease of $185,000 in operating expenses in 2001 mainly due to a $129,000 decrease in general and administrative expenses;

         (f) the write-off of $68,000, net of minority interest, of Ivey Brook loan costs in June 2000; and

         (g) a $108,000 increase in interest income in 2001 due to interest earned on the proceeds from the Rosewood Plantation sale.

Our operating performance for all apartment communities is summarized in the following table:


                                            Percentage      Three Months Ended June 30,
                                            Change from     ---------------------------
                                           2000 to 2001      2001                 2000
                                           ------------      ----                 ----

       Rental income                            (4.2%)   $   4,588,000       $   4,790,000
       Total operating revenues                 (4.5%)   $   4,933,000       $   5,164,000
       Property operating expenses (1)          (5.8%)   $   1,660,000       $   1,763,000
       Net operating income (2)                 (3.8%)   $   3,273,000       $   3,401,000
       General and administrative expenses     (24.7%)   $     393,000       $     522,000
       Depreciation of real estate assets        3.5%    $   1,389,000       $   1,342,000
       Average stabilized occupancy (3)          0.3%            96.0%               95.7%
       Operating expense ratio (4)              (0.4%)           33.7%               34.1%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Addison Place beginning June 1, 2000, Ivey Brook only through June 23, 2000, the date it was sold, and Rosewood Plantation only through January 4, 2001, the date it was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance, when compared to the three months ended June 30, 2000, includes a 4.5% increase in operating revenues, a 4.6% increase in net operating income, a 3.6% increase in average monthly rent per apartment home, and a 0.1% decrease in stabilized occupancy from 96.0% to 95.9%. Six of our communities were fully stabilized during both the three-month periods ended June 30, 2001 and 2000: Bradford Creek, Crestmark, Highland Park, Plantation Trace, Preston Oaks, and River Oaks.

         Same-property operating results for these communities are summarized in the following table:


                                                   Percentage             Three Months Ended June 30,
                                                   Change from            ---------------------------
                                                  2000 to 2001              2001                2000
                                                  ------------              ----                ----

       Rental income                                   4.7%            $   3,806,000       $   3,635,000
       Total operating revenues                        4.5%            $   4,100,000       $   3,923,000
       Property operating expenses (1)                 4.5%            $   1,358,000       $   1,300,000
       Net operating income (2)                        4.6%            $   2,742,000       $   2,622,000
       Average stabilized occupancy (3)               (0.1%)                    95.9%               96.0%
       Operating expense ratio (4)                       0%                     33.1%               33.1%
       Average monthly rent per apartment home         3.6%            $         985       $         951


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

         The following discussion compares our statements of operations for the three months ended June 30, 2001 and 2000.

         Property operating revenue decreased $231,000 or 4.5% from $5,164,000 for the three months ended June 30, 2000 to $4,933,000 for the three months ended June 30, 2001. The decrease in operating revenue is due primarily to the following:

         (a) a $413,000 decrease in operating revenues due to the sale of Ivey Brook in June 2000 and a $454,000 decrease due to the sale of Rosewood Plantation in January 2001;

                  offset by:

         (b)      a $177,000 increase in same-property revenues; and

         (c) an increase of $335,000 in revenues at the second phase of Addison Place and an increase of $121,000 at the first phase of Addison Place.

         Property operating expenses, excluding depreciation and general and administrative expenses, decreased $103,000 or 5.8% from $1,763,000 for the three months ended June 30, 2000 to $1,660,000 for the three months ended June 30, 2001. The decrease in operating expenses is due primarily to our having fewer operating units during 2000 than 2001.

         General and administrative expenses decreased $129,000 or 24.7% from $522,000 for the three months ended June 30, 2000 to $393,000 for the three months ended June 30, 2001. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees, and other costs. General and administrative expenses as a percentage of operating revenues decreased from 10.1% for the three months ended June 30, 2000 to 8.0% for the three months ended June 30, 2001. We expect that as we continue to grow, these expenses will continue to decline as a percentage of operating revenues, even though general and administrative expenses may increase in absolute terms.

         Depreciation of real estate assets increased $47,000 or 3.5% from $1,342,000 for the three months ended June 30, 2000 to $1,389,000 for the three months ended June 30, 2001. The increase is due to depreciation expense from the first phase of Addison Place, and the increased depreciation expense from the second phase of Addison Place, offset by a decrease due to the sale of Rosewood Plantation in January 2001 and the sale of Ivey Brook in June 2000. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense increased $121,000 or 9.3% from $1,306,000 for the three months ended June 30, 2000 to $1,427,000 for the three months ended June 30, 2001. The increase is due primarily to the following:

         (a) the refinancing of the Preston Oaks mortgage, which increased the outstanding balance from $8,200,000 to $12,700,000;

         (b) accepting 159 units into operations at the second phase of Addison Place during the second quarter of 2001, thereby decreasing the amount of interest capitalized;

         (c)      a higher average interest rate on our mortgage notes;

                  offset by:

         (d) higher capitalized interest related to the Charlotte and Old Norcross projects.

         Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000


         For the six months ended June 30, 2001, we recorded net income of $5,257,000 or $1.08 per share, compared to net income of $2,340,000 or $0.48 per share for the six months ended June 30, 2000. The change in operating results is due to the following:

         (a) the sale of the Rosewood Plantation community in January 2001, which resulted in a gain, net of minority interest, of $5,188,000;

         (b)      a $450,000 increase in same-property net operating income; and

         (c) a $626,000 increase in net operating income from the first and second phases of Addison Place;

         (d) a $445,000 decrease in operating expenses mainly due to lower real estate taxes, utilities, depreciation and repairs, maintenance and landscaping due to the sales of Rosewood and Ivey Brook, and lower general and administrative expenses in 2001 due to a $25,000 decrease in shareholder reporting [?] expenses, a $30,000 decrease in bonus expense, a $22,000 decrease in marketing and printing expenses, and a $21,000 decrease in SEC reporting expenses;

                  offset by:

         (e)      the sale of Ivey Brook in June 2000; and

         (f) the write-off of loan costs of $61,000 for Rosewood and $230,000 for Preston Oaks in 2001, compared to the write-off of $68,000 in loan costs for Ivey Brook in 2000.

         Our operating performance for all apartment communities is summarized in the following table:



                                                         Percentage              Six Months Ended June 30,
                                                         Change from            -------------------------
                                                        2000 to 2001             2001                 2000
                                                        ------------             ----                 ----

       Rental income                                        (3.3%)           $   9,098,000       $   9,406,000
       Total operating revenues                             (4.0%)           $   9,738,000       $  10,139,000
       Property operating expenses (1)                      (7.4%)           $   3,228,000       $   3,487,000
       Net operating income (2)                             (2.1%)           $   6,510,000       $   6,652,000
       General and administrative expenses                 (14.8%)           $     858,000       $   1,007,000
       Depreciation of real estate assets                   (1.4%)           $   2,666,000       $   2,703,000
       Average stabilized occupancy (3)                      2.3%                     96.9%               94.6%
       Operating expense ratio (4)                          (1.3%)                    33.1%               34.4%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Addison Place beginning June 1, 2000, Ivey Brook only through June 23, 2000, the date it was sold, and Rosewood Plantation only through January 4, 2001, the date it was sold.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance was highlighted by a 7.1% increase in operating revenues, a 8.8% increase in net operating income, and a 4.5% increase in average monthly rent per apartment home. Six of our communities were fully stabilized during both the six-month periods ended June 30, 2001 and 2000: Bradford Creek, Crestmark, Highland Park, Plantation Trace, Preston Oaks, and River Oaks.

         Same-property operating results for these communities are summarized in the following table:


                                                         Percentage              Six Months Ended June 30,
                                                         Change from            -------------------------
                                                        2000 to 2001              2001                2000
                                                        ------------              ----                ----

       Rental income                                         7.7%            $   7,674,000       $   7,127,000
       Total operating revenues                              7.1%            $   8,228,000       $   7,680,000
       Property operating expenses (1)                       3.8%            $   2,667,000       $   2,569,000
       Net operating income (2)                              8.8%            $   5,561,000       $   5,111,000
       Average stabilized occupancy (3)                      2.6%                     96.9%               94.3%
       Operating expense ratio (4)                           2.4%                     32.4%               30.0%
       Average monthly rent per apartment home               3.6%            $         981       $         947



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

         The following discussion compares our statements of operations for the six months ended June 30, 2001 and 2000.

         Total operating revenues decreased $401,000 or 4.0% from $10,139,000 for the six months ended June 30, 2000 to $9,738,000 for the six months ended June 30, 2001. The decrease in operating revenue is due to the following:

         (a) a $898,000 decrease in revenue due to the sale of Rosewood Plantation and an $889,000 decrease due to the sale of Ivey Brook;

                  offset by:

         (b) an $820,000 increase in revenue from the first and second phases of Addison Place; and

         (c) a $547,000 increase in same-property operating revenue, which includes a $283,000 increase in rental income and $263,000 decrease in vacancy loss.

         Property operating expenses, excluding depreciation and general and administrative expenses, decreased $259,000 or 7.4% from $3,487,000 for the six months ended June 30, 2000 to $3,228,000 for the six months ended June 30, 2001. The decrease in operating expenses is due to the following:

         (a) a $576,000 decrease in operating expenses due to the sales of Ivey Brook in June 2000 and Rosewood Plantation in January 2001;

                  offset by:

         (b)      a $209,000 increase due to the first phase of Addison
                  Place becoming stabilized in June of 2000 and the second phase of Addison Place accepting units into operations in 2001; and

         (c)      a $98,000 increase in same-property expenses.

         General and administrative expenses decreased $149,000 or 14.8% from $1,007,000 for the six months ended June 30, 2000 to $858,000 for the six months ended June 30, 2001. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees, and other costs. General and administrative expenses as a percentage of operating revenues decreased from 9.9% for the six months ended June 30, 2000 to 8.8% for the six months ended June 30, 2001. We expect that as we continue to grow, those expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses may increase in absolute terms.

         Depreciation of real estate assets decreased $37,000 or 1.4% from $2,703,000 for the six months ended June 30, 2000 to $2,666,000 for the six months ended June 30, 2001. The decrease is due to the sale of Ivey Brook in June 2000 and the sale of Rosewood in January 2001, offset by an increase in depreciation at Addison Place. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense decreased $78,000 or 2.9% from $2,679,000 for the six months ended June 30, 2000 to $2,601,000 for the six months ended June 30, 2001. The decrease is due primarily to the following:

         (a) higher capitalized interest related to the Charlotte and Old Norcross projects;

         (b) the sales of Ivey Brook in June of 2000 and Rosewood in January 2001;

                  offset by:

         (c) the refinancing of the Preston Oaks mortgage, which increased the outstanding balance from $8,200,000 to $12,700,000;

         (d)      a higher average interest rate on our mortgage notes; and

         (e) accepting more units into operations at the second phase of Addison Place, thereby decreasing the amount of interest capitalized.

         On June 23, 2000, we sold the Ivey Brook community for $14,550,000, which resulted in a gain, net of minority interest, of $2,284,000 on the sale of real estate assets and an extraordinary loss, net of minority interest, of $68,000 on the write-off of unamortized loan costs related to the mortgage note secured by the community. Ivey Brook is a 146-unit apartment community located in Atlanta, Georgia. Net cash proceeds were $7,371,000 after deducting:
$6,190,000 for the mortgage note payable assumed by the buyer, $263,000 for closing costs and accrued interest; and $726,000 for a partnership profits interest paid in July 2000 to Roberts Properties under the terms of the agreement of limited partnership of the operating partnership.

         On January 4, 2001, we sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of unitholders in the operating partnership. We acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties.

Liquidity and Capital Resources

         Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000. Cash and cash equivalents decreased $497,000 during the six months ended June 30, 2001 compared to an increase of $5,286,000 during the six months ended June 30, 2000. The decrease is due to an increase in cash provided by operating and financing activities offset by a decrease in cash provided by investing activities.

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, and operating expenses for those apartment homes. Net cash provided by operating activities increased $403,000 from $4,054,000 during the six months ended June 30, 2000 to $4,457,000 during the six months ended June 30, 2001. The increase in cash flow from operations is due primarily to the additional cash flow from the first and second phases of Addison Place and the stabilized communities, offset by the sales of Ivey Brook and Rosewood Plantation. Generally, depreciation and amortization expenses are the most significant adjustments to net income in arriving at cash provided by operating activities.

         Net cash provided by investing activities decreased $17,890,000 from net cash provided of $966,000 during the six months ended June 30, 2000 to net cash used of $16,924,000 during the six months ended June 30, 2001. This decrease is due primarily to $23,295,000 spent for construction and acquisition of real estate assets in 2001, compared to $7,130,000 in the six-month period ending June 30, 2000. Also, cash proceeds of $6,368,000 received in 2001 from the Rosewood sale were $1,728,000 less than the $8,096,000 received on the sale of Ivey Brook in 2000. We acquired no existing apartment communities during these periods.

         Net cash provided by financing activities increased $11,706,000 from $266,000 during the six months ended June 30, 2000 to $11,972,000 during the six months ended June 30, 2001. This increase is due primarily to the following:

         (a) a net increase of $3,730,000 from the refinancing of the Preston Oaks mortgage;

         (b) an increase of $3,000,000 from the Northridge land loan in June 2001 compared to borrowings of $2,000,000 on the Old Norcross land loan in 2000;

         (c) an increase of $3,717,000 on the $9,011,000 proceeds received in 2001 from the construction loans for the second phase of Addison Place, our Old Norcross community, and the office building, compared to the $5,294,000 received in 2000 from the construction loan for the second phase of Addison Place;

         (d) borrowings of $1,200,000 on the line of credit in 2001, compared to net repayments on the line of credit of $1,235,000 in 2000;

         (e) a decrease of $401,000 in quarterly distributions paid, from $2,002,000 for the six months ended June 30, 2000 to $1,601,000 for the six months ended June 30, 2001;

         (f) a $1,000,000 increase in cash provided due to the payoff of the $2,000,000 Old Norcross land loan in 2001 compared to the $3,000,000 payoff of the land loan for the second phase of Addison Place in 2000;

                  offset by:

         (g) a decrease of $371,000 in cash provided due to the repurchase 69,500 treasury shares for $554,000 during the six months ended June 30, 2001, compared to the repurchase of 18,000 treasury shares for $183,000 during the six months ended June 30, 2000.

         On June 20, 2000, our Board of Directors declared a special distribution in connection with the sale of Ivey Brook in the amount of $0.25 per common share and partnership unit payable on July 27, 2000 to shareholders and unitholders of record on July 20, 2000.

         On June 23, 2000, we completed the sale of our Ivey Brook community for $14,550,000. Net cash proceeds were $7,371,000 after deducting $6,190,000 for the mortgage note payable assumed by the buyer, $263,000 for closing costs and accrued interest, and $726,000 for a partnership profits interest to Roberts Properties.

         On January 4, 2001, we sold the Rosewood Plantation community for $14,800,000. Net cash proceeds were $5,820,000, after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties.

         On May 30, 2001, we purchased approximately 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price we paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium that will delay development of the townhouse units for an indeterminate time. If the sewer moratorium is lifted, however, Roberts Realty will have to pay the entity from which Roberts Properties purchased the property $356,000 less $300 per day of the moratorium, beginning with the purchase date. This conditional obligation has been recorded as a liability in the accompanying balance sheet and is being amortized over a period of 30 months. Roberts Properties has completed approximately two-thirds of the necessary development work on the property, and we will retain Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 80 townhouse units.

         On June 20, 2001, we purchased approximately 6.84 acres of land from REES 59 for $4,470,000, including closing costs, to construct a 47,200 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of our Addison Place community. REES 59 had previously purchased the land for $3,514,000 from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest. The purchase was funded by the Rosewood Plantation sales proceeds as part of a Section 1031 tax-deferred exchange. We intend to enter into a cost plus 5% contract with Roberts Construction to complete the retail center.

         On June 28, 2001, we purchased approximately 10.7 acres from Roberts Properties, Inc. to construct a 220-unit upscale apartment community located adjacent to our Highland Park community. The purchase price was $5,376,000 including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the Rosewood Plantation sale. The total cost of the project is estimated to be $23,100,000. We will retain Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

         On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties, Inc. for $2,147,000 including closing costs. We intend to complete construction and use a portion of the building as its corporate headquarters. Roberts Realty will lease the remaining space in the building to Roberts Properties and Roberts Construction, and to unaffiliated tenants. Roberts Construction will construct the building for a fixed price of $4,670,000, of which $1,616,000 was incurred at closing. We intend to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will earn no profit on construction of the building or the tenant finish work.

         On July 11, 2001, we sold the Crestmark community for $25,000,000. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties. (The Crestmark sale is not reflected in our financial results for the quarter ended June 30, 2001.)

         The following facts highlight our debt structure as of June 30, 2001:

         o each of the seven communities is financed with fixed-rate debt;
         o the average interest rate for all seven communities is 7.02% per annum;
         o no debt is scheduled to mature before February 2003;
         o the average term to maturity is six years; and
         o debt principal will amortize at a rate of approximately $900,000 per year.

         The following table summarizes the debt for each of our seven communities as of June 30, 2001:

                                         Fixed Interest                             Principal
                                           Rate as of                              Outstanding
                                            06/30/01             Maturity           06/30/01
                                         --------------          --------         --------------
         Addison Place - phase I                6.95%             11/15/09       $    9,444,000
         Bradford Creek                         7.15              06/15/08            8,132,000
         Crestmark                              6.57              10/01/08           15,485,000
         Highland Park                          7.30              02/15/03            7,686,000
         Plantation Trace                       7.09              10/15/08           11,564,000
         Preston Oaks                           7.18              02/01/08           12,649,000
         River Oaks                             7.15              11/15/03            8,773,000
                                                                                 --------------

                                                                                 $   73,733,000
                                                                                 ==============

         Each of these mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2003 to 2009 as summarized below:

                                2003                16,057,000
                                2008                42,987,000
                                2009                 8,387,000
                                                --------------

                               Total            $   67,431,000
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

         During the quarter ended June 30, 2001, 221 units had been completed on the second phase of Addison Place, which will consist of 285 apartment homes. We expect the remainder to be completed by the third quarter of 2001. We commenced construction on a 319-unit community in Charlotte during the fourth quarter of 1999, and we commenced construction on a 250-unit community located in north Atlanta on our Old Norcross land in the second quarter of 2000. We paid cash for the land in Charlotte, and closed on a $17,000,000 construction loan for Old Norcross on April 26, 2001. The loan has a seven-year term and bears an interest rate of LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and then include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, we entered into an interest rate swap agreement that synthetically fixed the interest rate at 7.38% (see Note 9 to our consolidated financial statements included in this report) for the first five years of the loan. We are in the process of obtaining a construction loan for our Charlotte community, and we do not expect to begin substantial construction until we secure the construction loan.

         On May 3, 2000, we closed a $22,500,000 construction loan to complete the second phase of Addison Place. The loan is secured by the second phase of Addison Place, has a five-year term, and provides for an interest rate of LIBOR plus 150 basis points. When the loan was closed, the interest rate was synthetically converted to a fixed rate of 8.62%.

         On June 28, 2001 we closed a $3,000,000 land loan for the Northridge land located next to our Highland Park community where we intend to construct a 220-unit community. The loan has a one-year term and bears an interest rate of LIBOR plus 175 basis points. At June 30, 2001, $3,000,000 was outstanding on this loan.

         On June 28, 2001 we closed on a $5,280,000 construction loan for our corporate office building located next to our new Northridge land. The loan has a 35-month term and bears interest at LIBOR plus 175 basis points. At June 30, 2001, $860,000 was outstanding on this loan.

         We renewed our $2,000,000 revolving line of credit in June 2001 to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At June 30, 2001, $1,200,000 was outstanding on the line of credit.

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

Stock Repurchase Plan

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. In October 2000, we issued a press release announcing that our board of directors had authorized the repurchase of up to an additional 50,000 shares of our outstanding common stock. On May 15, 2001, our board authorized an additional 50,000 shares, bringing the total authorized to 400,000. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and price per share. We repurchased 25,500 treasury shares for $183,000 during the six months ended June 30, 2000. We purchased 69,500 treasury shares for $554,000 during the six months ended June 30, 2001. From October 1, 1998 through June 30, 2001, we have repurchased approximately 363,000 shares for $2,754,000.

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

         The following table reconciles net income (loss) to FFO.

                                                 Three Months Ended June 30,                Six Months Ended June 30,
                                                 ---------------------------                -------------------------
                                                  2001                2000                  2001                2000
                                                  ----                ----                  ----                ----

Net income                                      $   109           $   2,352              $  5,257           $   2,340
Minority interest of unitholders                     53                  69                   177                  63
Extraordinary items                                   0                  68                   291                  68
Loss on disposal of assets                           14                  21                    30                  60
Gain on sale of real estate asset                     0              (2,284)               (5,188)             (2,284)
Depreciation of real estate assets                1,389               1,342                 2,666               2,703
                                                -------           ---------               -------           ---------

Funds From Operations                           $ 1,565          $    1,568               $ 3,233           $   2,950
                                                =======          ==========               =======           =========

Weighted average shares and units
     outstanding during the period            7,211,537           7,403,915             7,238,122           7,404,951


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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. To reduce our interest rate risk, we entered into two interest rate swap agreements to hedge exposure to the LIBOR rate for the construction loans. These agreements synthetically fixed the interest rates at 8.62% and 7.38% (see Note 4 to the consolidated financial statements included in this report). We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the consolidated financial statements. All of our long-term borrowings (including construction loans which are either synthetically fixed or LIBOR plus 200 basis points) are under fixed rate instruments, and our line of credit rate and land loan rates range from 150 to 175 basis points over the three-month LIBOR. We have determined that there is no material market risk exposure to our consolidated financial position, results of operations or cash flows, and there has been no material change in our market risk exposure since December 31, 2000.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS.

         Neither we, the operating partnership, nor our apartment communities are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us and our operating partnership.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit, or qualify the rights of the holders of common stock during the quarter ended June 30, 2001.

         During the three months ended June 30, 2001, we granted 6,875 shares of restricted stock to four employees as incentive compensation. The unamortized book value of the grants equaled $55,000. The restrictions on transfer lapse three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of shareholders' equity. During the three months ended June 30, 2000, we granted 3,572 shares of restricted stock to two employees as incentive compensation. The unamortized book value of the grants equaled $25,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting on July 17, 2001 for the purpose of electing three members of our Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         All three of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                               VOTES                     VOTES
                                                FOR                    WITHHELD

         Ben A. Spalding                     3,654,724                    71,540
         George W. Wray, Jr.                 3,714,903                    11,361
         Charles R. Elliott                  3,714,903                    11,361


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
  No.                                 Description
-------                               -----------

10.16.4 Promissory Note executed by Roberts Realty Residential, L.P. in favor of Compass Bank, dated April 25, 2001, in the original principal amount of $17,000,000 (Old Norcross).

10.16.5 Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Old Norcross).

10.18.1 Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P., dated May 25, 2001 (Addison Place III).

10.18.2 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (Addison Place III).

10.19.1 Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P. dated June 27, 2001 (Northridge).

10.19.2 Promissory Note executed by Roberts Property Residential, L.P. in favor SouthTrust Bank, dated June 28, 2001, in the original principal amount of $3,000,000 (Northridge).

10.19.3 Deed to Secure Debt, Assignment of Leases and Rents, and Security Agreement executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge).

10.19.4 Assignment of Leases and Rents executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge).

10.20.1 Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P., dated June 27, 2001 (Corporate Office Building).

10.20.2 Promissory Note executed by Roberts Property Residential, L.P. in favor of Bank of North Georgia, dated June 28, 2001 in the original principal amount of $5,280,000 (Corporate Office Building).

10.20.3 Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building).

10.20.4 Deed to Secure Debt executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building).

(b)      Reports on Form 8-K during the quarter ended June 30, 2001:

     Current report on Form 8-K filed April 25, 2001 containing a letter to shareholders dated April 24, 2001 which includes recent press releases dated January 19, 2001, March 30, 2001, and April 24, 2001.

     Current Report on Form 8-K filed June 22, 2001 containing a letter to shareholders from our President and Chief Executive Officer that is included along with our annual report and proxy materials mailed to shareholders for our annual meeting held on July 17, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 2001            ROBERTS REALTY INVESTORS, INC.




                                  By: /s/ Charles R. Elliott
                                    ----------------------------------------
                                   Charles R. Elliott, Chief Financial Officer
                                   (The Registrant's Principal Financial
                                   and Chief Accounting Officer, who is duly
                                   authorized to sign this report)

                                  EXHIBIT INDEX

Exhibit
  No.                                 Description

10.16.4 Promissory Note executed by Roberts Realty Residential, L.P. in favor of Compass Bank, dated April 25, 2001, in the original principal amount of $17,000,000 (Old Norcross).

10.16.5 Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Old Norcross).

10.18.1 Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P., dated May 25, 2001 (Addison Place III).

10.18.2 Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (Addison Place III).

10.19.1 Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P. dated June 27, 2001 (Northridge).

10.19.2 Promissory Note executed by Roberts Property Residential, L.P. in favor SouthTrust Bank, dated June 28, 2001, in the original principal amount of $3,000,000 (Northridge).

10.19.3 Deed to Secure Debt, Assignment of Leases and Rents, and Security Agreement executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge).

10.19.4 Assignment of Leases and Rents executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge).

10.20.1 Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P., dated June 27, 2001 (Corporate Office Building).

10.20.2 Promissory Note executed by Roberts Property Residential, L.P. in favor of Bank of North Georgia, dated June 28, 2001 in the original principal amount of $5,280,000 (Corporate Office Building).

10.20.3 Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building).

10.20.4 Deed to Secure Debt executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building).