Form 10-Q
period 2001-09-30
ROBERTS REALTY INVESTORS INC
filed 2001-11-14
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

                          Commission File No. 001-13183

                         Roberts Realty Investors, Inc.
       ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Georgia                              58-2122873
     -----------------------------------          ----------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)


   8010 Roswell Road, Suite 120, Atlanta, Georgia                30350
   ----------------------------------------------               ---------
        (Address of Principal Executive Offices)                (Zip Code)

     Registrant's telephone number, Including Area Code:  (770) 394-6000

         Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes                No
                                            ---              ---


The number of outstanding shares of the registrant's Common Stock on November 5, 2001 was 4,889,521 (net of shares held in treasury).

                                TABLE OF CONTENTS

                                                                                                          PAGE

PART I  FINANCIAL INFORMATION........................................................................        1

         ITEM 1.      FINANCIAL STATEMENTS...........................................................        1

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................       13

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK..............................................................       25


PART II  OTHER INFORMATION...........................................................................       26

         ITEM 1.      LEGAL PROCEEDINGS..............................................................       26

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS......................................       26

         ITEM 4.      SUBMISSION OF MATTERS TO A
                      VOTE OF SECURITY HOLDERS.......................................................       26

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................       27

                                                -------------------

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                       2001                 2000
                                                                                          ----------          ----------
                                                                                          (Unaudited)
REAL ESTATE ASSETS - At cost:
     Land                                                                                 $  15,562           $  18,743
     Buildings and improvements                                                              87,721              93,371
     Furniture, fixtures and equipment                                                       10,020              11,566
                                                                                          ---------           ---------
                                                                                            113,303             123,680
     Less accumulated depreciation                                                          (19,926)            (24,061)
                                                                                          ---------           ---------
         Operating real estate assets                                                        93,377              99,619
     Land held for future development                                                         1,777                   0
     Construction in progress and real estate under development                              33,839              28,439
                                                                                          ---------           ---------

         Net real estate assets                                                             128,993             128,058

CASH AND CASH EQUIVALENTS                                                                     1,967               1,495

RESTRICTED CASH                                                                               7,256                 388

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $385 and $500 at September 30, 2001 and December 31, 2000, respectively                    861                 890

OTHER ASSETS - Net                                                                            1,528                 698
                                                                                          ---------           ---------

                                                                                          $ 140,605           $ 131,529
                                                                                          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                               $  58,073           $  77,538
     Construction note payable                                                               27,551              14,152
     Land note payable                                                                        5,700               2,000
     Line of credit                                                                           2,000                   0
     Swap contract payable                                                                    3,562                   0
     Accounts payable and accrued expenses                                                    2,534               1,496
     Dividends and distributions payable                                                        802                 815
     Due to affiliates (including retainage payable of $808 and $915 at
         September 30, 2001 and December 31, 2000, respectively)                              2,767               2,994
     Security deposits and prepaid rents                                                        288                 490
                                                                                          ---------           ---------

         Total liabilities                                                                  103,277              99,485
                                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                                12,019              10,607
                                                                                          ---------           ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares                    -                   -
         issued and outstanding
     Common shares, $.01 par value, 100,000,000 shares authorized, 5,250,109 and 5,161,299 shares issued at September 30, 2001
         and December 31, 2000, respectively                                                     52                  52
     Additional paid-in capital                                                              24,333              23,741
     Less treasury shares, at cost (362,588 and 293,088 shares at
         September 30, 2001 and December 31, 2000, respectively)                             (2,764)             (2,210)
     Unamortized restricted stock compensation                                                 (174)               (146)
     Retained earnings                                                                        6,277                   0
     Accumulated other comprehensive income                                                  (2,415)                  0
                                                                                          ---------           ---------
         Total shareholders' equity                                                          25,309              21,437
                                                                                          ---------           ---------

                                                                                          $ 140,605           $ 131,529
                                                                                          =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,

                                                                                      2001                     2000
                                                                                  (Unaudited)             (Unaudited)
OPERATING REVENUES:
     Rental operations                                                             $ 3,850                  $ 4,603
     Other operating income                                                            251                      330
                                                                                    ------                  -------

          Total operating revenues                                                   4,101                    4,933
                                                                                    ------                  -------
OPERATING EXPENSES:
     Personnel                                                                         376                      496
     Utilities                                                                         264                      318
     Repairs, maintenance and landscaping                                              238                      321
     Real estate taxes                                                                 296                      347
     Marketing, insurance and other                                                    182                      200
     General and administrative expenses                                               439                      572
     Depreciation of real estate assets                                              1,260                    1,302
                                                                                    ------                  -------

          Total operating expenses                                                   3,055                    3,556
                                                                                    ------                  -------

INCOME FROM OPERATIONS                                                               1,046                    1,377
                                                                                    ------                  -------

OTHER INCOME (EXPENSE):
   Interest income                                                                      73                       75
   Interest expense                                                                 (1,148)                  (1,124)
   Gain (loss) on disposal of assets                                                     1                      (19)
   Amortization of deferred financing costs                                            (53)                     (52)
                                                                                    ------                  -------

          Total other expense                                                       (1,127)                  (1,120)
                                                                                    ------                  -------

INCOME (LOSS) BEFORE MINORITY INTEREST, GAIN ON SALE OF
      REAL ESTATE ASSET AND EXTRAORDINARY ITEM                                         (81)                     257

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                           26                      (86)
                                                                                    ------                  -------

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET
    AND EXTRAORDINARY ITEM                                                             (55)                     171

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest
    of unitholders in the operating partnership                                       2,793                       0
                                                                                    -------                 -------

INCOME BEFORE EXTRAORDINARY ITEM                                                      2,738                     171

EXTRAORDINARY ITEM - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                     (114)                      0
                                                                                     ------                 -------

NET INCOME                                                                          $ 2,624                 $   171
                                                                                     ======                 =======

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary item                                               $  0.56                 $  0.03

     Extraordinary item                                                               (0.02)                   0.00
                                                                                    -------                 -------
     Net income                                                                     $  0.54                 $  0.03
                                                                                    =======                 =======

     Weighted average common shares - basic                                       4,875,908               4,910,526

     Weighted average common shares - diluted                                     7,213,515               7,364,793



The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,

                                                                                      2001                     2000
                                                                                  (Unaudited)             (Unaudited)
OPERATING REVENUES:
     Rental operations                                                             $12,948                 $ 14,009
     Other operating income                                                            891                    1,063
                                                                                    ------                  -------

          Total operating revenues                                                  13,839                   15,072
                                                                                    ------                  -------

OPERATING EXPENSES:
     Personnel                                                                       1,304                    1,445
     Utilities                                                                         817                      957
     Repairs, maintenance and landscaping                                              803                      937
     Real estate taxes                                                               1,066                    1,205
     Marketing, insurance and other                                                    594                      625
     General and administrative expenses                                             1,296                    1,579
     Depreciation of real estate assets                                              3,925                    4,005
                                                                                    ------                  -------

          Total operating expenses                                                   9,805                   10,753
                                                                                    ------                  -------

INCOME FROM OPERATIONS                                                               4,034                    4,319
                                                                                    ------                  -------

OTHER INCOME (EXPENSE):
    Interest income                                                                    340                      170
    Interest expense                                                                (3,749)                  (3,803)
    Loss on disposal of assets                                                         (29)                     (79)
    Amortization of deferred financing costs                                          (139)                    (163)
                                                                                    ------                  -------

          Total other expense                                                       (3,577)                  (3,875)
                                                                                    ------                  -------

INCOME BEFORE MINORITY INTEREST, GAINS ON SALE OF
      REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                                       457                      444

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                         (149)                    (149)
                                                                                    ------                  -------

INCOME BEFORE GAINS ON SALE OF REAL ESTATE ASSETS
    AND EXTRAORDINARY ITEMS                                                            308                      295

GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
    of unitholders in the operating partnership                                      7,982                    2,284
                                                                                    ------                  -------

INCOME BEFORE EXTRAORDINARY ITEMS                                                    8,290                    2,579

EXTRAORDINARY ITEMS - Loss on early extinguishment of debt, net of
     minority interest of unitholders in the operating partnership                    (406)                     (68)
                                                                                    ------                  -------

NET INCOME                                                                          $7,884                  $ 2,511
                                                                                    ======                  =======

INCOME PER COMMON SHARE - BASIC AND DILUTED:

     Income before extraordinary items                                              $ 1.70                  $  0.52

     Extraordinary items                                                             (0.08)                   (0.01)
                                                                                    ------                  -------

     Net income                                                                    $  1.62                  $  0.51
                                                                                    ======                  =======

     Weighted average common shares - basic                                      4,862,899                4,885,844

     Weighted average common shares - diluted                                    7,229,830                7,391,467

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,

                                                                                              2001                2000
                                                                                            --------           ----------
                                                                                           (Unaudited)         (Unaudited)
OPERATING ACTIVITIES:
     Net income                                                                              $7,884             $ 2,511
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interest of unitholders in the operating partnership                         149                 149
          Gain on sale of real estate asset                                                  (7,982)             (2,284)
          Loss on disposal of assets                                                             29                  79
          Depreciation and amortization                                                       4,073               4,189
          Extraordinary item, net of minority interest of unitholders in the
               operating partnership                                                            406                  68
          Amortization of deferred compensation                                                  66                  49
     Change in assets and liabilities:
          Decrease (increase) in restricted cash and cash equivalents                            52                 (39)
          Decrease (increase) in other assets                                                   371                (102)
          Increase in accounts payable and accrued expenses relating to operations              729               1,112
          (Decrease) increase in security deposits and prepaid rent                            (202)                 72
                                                                                             -------            -------

               Net cash provided by operating activities                                      5,575               5,804
                                                                                             ------             -------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate assets                                                14,680               7,371
     Proceeds from sale of real estate asset, held in escrow                                 (7,920)                  0
     Acquisition and construction of real estate assets                                     (30,505)            (12,314)
                                                                                            -------             -------

               Net cash used in investing activities                                        (23,745)             (4,943)
                                                                                            -------             -------

FINANCING ACTIVITIES:
     Proceeds held in escrow from mortgage notes payable                                          0                 843
     Proceeds from mortgage notes payable                                                    12,700                   0
     Payoff of mortgage notes, including prepayment penalty                                  (8,970)                  0
     Principal repayments on mortgage notes payable                                            (616)               (663)
     Proceeds from land note payable                                                          5,700               2,000
     Proceeds from line of credit                                                             2,000                   0
     Payoff of land note payable                                                             (2,000)             (3,000)
     Payment of loan costs                                                                     (621)               (167)
     Proceeds from construction loan                                                         13,399               8,731
     Proceeds from short term loan                                                                0                 765
     Payoff of short term loan                                                                    0              (2,000)
     Payoff of line of credit                                                                     0                   0
     Repurchase of treasury stock                                                              (554)               (713)
     Payment of dividends and distributions                                                  (2,396)             (4,842)
                                                                                           --------            --------

               Net cash provided by financing activities                                     18,642                 954
                                                                                             ------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       472               1,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                1,495               1,673
                                                                                             ------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $1,967             $ 3,488
                                                                                             ======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                                 $ 5,145             $ 4,736


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BUSINESS AND ORGANIZATION OF ROBERTS REALTY

         Roberts Realty Investors, Inc., a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of multifamily apartment communities. Roberts Realty owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, sometimes called a REIT. All of Roberts Realty's completed apartment homes are located in the Atlanta metropolitan area.

         Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership, sometimes referred to as the Operating Partnership. Given that Roberts Realty is the sole general partner of the Operating Partnership and had a 67.8% and 66.8% ownership interest in it at September 30, 2001 and December 31, 2000, respectively, Roberts Realty controls the Operating Partnership.

         At September 30, 2001, Roberts Realty owned six completed multifamily apartment communities totaling 1,432 apartment homes in Atlanta, and an additional 789 apartment homes were under construction (470 in Atlanta, Georgia and 319 in Charlotte, North Carolina). Roberts Realty also has a 39,907 square foot commercial office building and a 47,200 square foot retail center under construction at September 30, 2001.

         Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually to its shareholders at least 90% of its taxable income, as defined in the Internal Revenue Code, and satisfies certain other requirements. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.


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

         The minority interests of the unitholders in the Operating Partnership on the accompanying balance sheets are calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares of Roberts Realty's common stock and the Operating Partnership's units outstanding and will change as additional shares and partnership units are issued, units are exchanged for shares, or shares are repurchased in the open market. The minority interest of the unitholders in the earnings of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of partnership units outstanding during the period, which was 32.4% and 33.3% for the three months ended September 30, 2001 and 2000, respectively, and 32.7% and 33.9% for the nine months ended September 30, 2001 and 2000, respectively. The minority interest of the unitholders in the operating partnership was $12,019,000 and $10,607,000 at September 30, 2001 and December 31,
         2000, respectively.

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

         On January 4, 2001, Roberts Realty sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of unitholders in the operating partnership. Roberts Realty acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties, Inc., a non-owned affiliate wholly owned by Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, under the terms of the agreement of limited partnership of the Operating Partnership. Roberts Realty invested the net sales proceeds in replacement properties in connection with a Section 1031 tax deferred exchange.

         On May 30, 2001, Roberts Realty purchased approximately 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, in Alpharetta, Georgia across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price Roberts Realty paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium that will delay development of the townhouse units for an indeterminate time. When the sewer moratorium is lifted, however, Roberts Realty will have to pay the entity from which Roberts Properties purchased the property $356,000 less $300 per day of the moratorium, beginning with the purchase date. Roberts Properties has completed approximately two-thirds of the necessary development work on the property, and Roberts Realty will retain Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. Roberts Realty intends to enter into a cost plus 10% contract with Roberts Construction, Inc., a non-owned affiliate wholly owned by Mr. Roberts, to build the 80 townhouse units.

         On June 20, 2001, Roberts Realty purchased approximately 6.84 acres of land from REES 59 for $4,470,000, including closing costs, to construct a 47,200 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in Alpharetta, Georgia in front of the Addison Place community. REES 59 had previously purchased the land for $3,514,000 from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest. The purchase was funded by the Rosewood Plantation sales proceeds as part of a Section 1031 tax-deferred exchange. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

         On June 28, 2001, Roberts Realty purchased approximately 10.7 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its Highland Park community. The purchase price was $5,376,000, including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $23,100,000. Roberts Realty will retain Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty intends to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

         On June 28, 2001, Roberts Realty purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty intends to complete construction and use a portion of the building as its corporate headquarters. Roberts Realty will lease the remaining space in the building to Roberts Properties and Roberts Construction and to unaffiliated tenants. Roberts Realty entered into a fixed cost contract with Roberts Construction to construct the building for $4,670,000, of which $1,616,000 was incurred at closing. Roberts also intends to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will construct the building and the tenant finish work for cost.

         On July 11, 2001, Roberts Realty completed the sale of its Crestmark community for $25,000,000. The sale resulted in a gain of $2,794,000, net of minority interest of unitholders in the operating partnership. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the agreement of limited partnership of the Operating Partnership. Roberts Realty intends to invest the net sales proceeds in replacement properties in connection with a Section 1031 tax deferred exchange.

         Unaudited pro forma amounts for the nine month periods ended September 30, 2001 and 2000, assuming the sales of Ivey Brook, Rosewood and Crestmark had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the acquisition and sales occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                    2001              2000
                                                    ----              ----

         Total operating revenues               $11,875            $10,228
         Net income (loss)                          202                (99)

         Per Share Data - Basic and Diluted
         Net income (loss)                         0.04              (0.02)

4.       NOTES PAYABLE

         Line of Credit. Roberts Realty renewed a $2,000,000 revolving unsecured line of credit in June 2001 to provide funds for short-term working capital purposes. This line of credit has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At September 30, 2001, $2,000,000 was outstanding on the line.

         Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty's completed apartment communities at September 30, 2001 and December 31, 2000, were as follows:

                                                                 Fixed Interest      Principal Outstanding
                                                                   Rate as of
         Property Securing Mortgage              Maturity           09/30/01       09/30/01            12/31/00
         --------------------------              --------           --------       --------            --------

         Addison Place - phase I                 11/15/09            6.95%    $    9,419,000        $  9,492,000
         Bradford Creek                          06/15/08            7.15          8,108,000           8,181,000
         Crestmark                               10/01/08            6.57                  0          15,586,000
         Highland Park                           02/15/03            7.30          7,657,000           7,740,000
         Plantation Trace                        10/15/08            7.09         11,529,000          11,632,000
         Preston Oaks *                          10/15/02            7.21                  0           8,198,000
         Preston Oaks *                          02/01/08            7.18         12,618,000                   0
         River Oaks                              11/15/03            7.15          8,742,000           8,833,000
         Rosewood Plantation                     07/15/08            6.62                  0           7,876,000
                                                                              --------------          ----------

                                                                              $   58,073,000        $ 77,538,000
                                                                              ==============         ===========
         --------------------------

         * On February 1, 2001, Roberts Realty refinanced the Preston Oaks mortgage note with a new loan from Primary Capital Advisors. This $12,700,000 loan has a seven-year term with a fixed interest rate of 7.18% payable in monthly installments of $86,034 based on a 30-year amortization schedule.


         Construction Loans. On May 3, 2000, Roberts Realty closed a $22,500,000 construction/permanent loan to fund the construction of the second phase of Addison Place. The loan has a 5-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan was closed, Roberts Realty entered into a separate agreement which synthetically fixed the interest rate at 8.62% (Note 9). At September 30, 2001, $21,763,000 was drawn on the loan.

         On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan with Compass Bank, which will be used to complete construction of the 250-unit Old Norcross community located in north Atlanta. The loan has a seven-year term and bears an interest rate of LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and then include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into an interest rate swap agreement that synthetically fixed the interest rate at 7.38% (Note 9) for the first five years of the loan. At September 30, 2001, $4,638,000 was drawn on the loan.

         On June 28, 2001, Roberts Realty closed on a $5,280,000 loan to fund the construction of the corporate office building. The loan is secured by the land, has a 35-month term, and bears interest at LIBOR plus 200 basis points. At September 30, 2001, $1,150,000 was drawn on the loan.

         Land Loans. On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of the Old Norcross community. The loan was secured by the Old Norcross land, had a twelve-month term, and bore an interest rate of LIBOR plus 150 basis points. The loan was renewed in February 2001 for an additional six-month term and was repaid in full upon closing of the $17,000,000 Old Norcross construction loan.

         On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge community. The loan is secured by the Northridge land, has a 12-month term, and bears an interest rate of LIBOR plus 175 basis points. At September 30, 2001, $3,000,000 was drawn on the loan.

         On August 31, 2001, Roberts Realty closed on a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan is secured by the land and improvements, has a 5-month term, and bears interest at LIBOR plus 185 basis points. At September 30, 2001, $2,700,000 was drawn on the loan.

         Interest capitalized was $535,000 and $324,000 for the three months ended September 30, 2001 and 2000, respectively, and $1,369,000 and $915,000 for the nine months ended September 30, 2001 and 2000, respectively.

         Real estate assets having a combined depreciated cost of approximately $65,831,000 served as collateral for the outstanding mortgage debt at September 30, 2001.


5.       EXTRAORDINARY ITEM

         The 2001 extraordinary item is the write-off of unamortized loan costs and prepayment fees related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, (b) the Rosewood community, which was sold in January 2001, and (c) the Crestmark community, which was sold in July 2001. The extraordinary items - $230,000 related to Preston Oaks, $62,000 related to Rosewood and $114,000 related to Crestmark - are net of $113,000 for Preston Oaks, $31,000 for Rosewood and $55,000 for Crestmark, which amounts were allocated to the minority interest of the unitholders in the Operating Partnership and calculated based on the weighted average number of partnership units outstanding during the periods presented.

         The 2000 extraordinary item is the write-off of unamortized loan costs related to the Ivey Brook community, which Roberts Realty sold on June 23, 2000. This extraordinary item is net of $35,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of partnership units outstanding during the period.


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

         Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. and Roberts Properties Construction, Inc., which are affiliates of Roberts Realty that are wholly owned by Mr. Roberts. These contracts relate to the development and construction of real estate assets.

         Roberts Construction constructed the first phase of Addison Place, consisting of 118 townhomes, pursuant to a cost plus 10% contract. Roberts Construction completed the construction of the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% contract.

         In 2000, Roberts Realty entered into contracts with Roberts Construction related to the construction of the Old Norcross project in Atlanta and the Charlotte project. Under both contracts, Roberts Realty will pay Roberts Construction cost plus 10%.

         Roberts Realty entered into a fixed cost contract in 2001 with Roberts Construction to construct the Northridge corporate office building. Roberts Construction will be the general contractor on the project.

         In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction to construct the Addison Place Shoppes retail center.

         At September 30, 2001, the remaining commitments totaled $33,675,000 as summarized in the following table:

                                                  Estimated                                         Estimated
                                                    Total                                           Remaining
                                                  Contract                 Amount                  Contractual
                                                   Amount                 Incurred                 Commitment
                                                ------------            -----------               ------------
         Charlotte                             $   23,100,000          $    3,794,000           $   19,306,000
         Old Norcross                              16,000,000               5,857,000               10,143,000
         Northridge Office Building                 4,670,000               2,208,000                2,462,000
         Addison Shoppes                            1,437,000                 925,000                  512,000
         Addison Place Phase II                    22,472,000              21,220,000                1,252,000
                                               --------------          --------------           --------------
                                               $   67,679,000          $   34,004,000           $   33,675,000
                                               ==============          ==============           ==============


7.       SHAREHOLDERS' EQUITY

         Exchanges of Partnership Units for Shares. During the three months ended September 30, 2001 and 2000, a total of 16,680 and 27,978 partnership units, respectively, were exchanged for the same number of shares. During the nine months ended September 30, 2001 and 2000, a total of 77,252 and 161,077 partnership units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         Treasury Stock Repurchases. During the three months ended September 30, 2001, Roberts Realty did not repurchase any shares. During the nine months ended September 30, 2001, Roberts Realty repurchased 69,500 shares at a total cost of $554,000. During the nine months ended September 30, 2000, Roberts Realty repurchased 95,863 shares at a total cost of $713,000.

         Dividends. On August 27, 2001, Roberts Realty's Board of Directors declared a quarterly distribution in the amount of $0.11 per common share and partnership unit payable on October 15, 2001 to shareholders and unitholders of record on September 28, 2001. The third quarter 2000 dividend was $0.11 per common share and partnership unit and was paid to shareholders and unitholders of record as of September 29, 2000.

         Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty's basic and diluted earnings per share computations are detailed below (dollars in thousands).




                                                                         Three Months Ended         Nine Months Ended
                                                                         ------------------         -----------------
                                                                         9/30/01      9/30/00      9/30/01      9/30/00
                                                                         -------      -------      -------      -------

         Income before extraordinary item - basic                      $     2,738   $      171   $    8,290   $    2,579
         Minority interest in income before
                extraordinary item of the
                operating partnership                                        1,299           86        4,028        1,316
                                                                       -----------   ----------   ----------   ----------

         Income before extraordinary item - diluted                    $     4,037   $      257   $   12,318   $    3,895
                                                                       ===========   ==========   ==========   ==========

         Net income  - basic                                           $     2,624   $      171   $    7,884   $    2,511
         Minority interest in net income of the
                operating partnership                                        1,245           86        3,830        1,281
                                                                       -----------   ----------   ----------   ----------

         Net income - diluted                                          $     3,869   $      257   $   11,714   $    3,792
                                                                       ===========   ==========   ==========   ==========

         Weighted average shares - basic                                 4,875,908    4,910,526    4,862,899    4,885,844
         Dilutive securities - weighted average partnership units        2,337,607    2,454,267    2,366,931    2,505,623
                                                                       -----------   ----------   ----------   ----------

         Weighted average shares - diluted                               7,213,515    7,364,793    7,229,830    7,391,467
                                                                       ===========   ==========   ==========   ==========


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

         Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and is constructing a community in North Carolina. The existing apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty's total revenues for each of the three and nine months ended September 30, 2001 and 2000.

         Roberts Realty also is constructing a 47,200 square foot retail center located next to the Addison Place community and an office building located next to the Northridge apartment community.

         The primary financial measure for Roberts Realty's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current quarter NOI is compared to prior quarter NOI and current quarter budgeted NOI as a measure of financial performance. NOI from apartment communities totaled $2,745,000 and $3,251,000 for the three months ended September 30, 2001 and 2000, respectively, and $9,255,000 and $9,903,000 for the nine months ended September 30, 2001 and 2000, respectively. All other segment measurements are disclosed in Roberts Realty's consolidated financial statements.

9.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS") "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was delayed by SFAS No. 137, and the Statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires Roberts Realty to recognize all derivatives on the balance sheet at fair market value. Because Roberts Realty has interest rate swaps that it has designated as a hedge of its exposure to changes in the LIBOR rate on its $22,500,000 and $17,000,000 construction loans, and the swaps are effective in hedging its exposure, the adoption of SFAS 133, as amended, resulted in a $2,415,000 decrease in shareholders' equity (accumulated other comprehensive income), net of minority interest of $1,147,000, relating to the estimated fair value of the swaps at September 30, 2001.

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

10.      COMPREHENSIVE INCOME

         Roberts Realty's comprehensive income, which consists of net income, the cumulative effect of change in accounting principle related to the adoption of SFAS No. 133, as amended, and the change in the fair value of the swap contract payable during the three and nine months ended September 30, 2001 and September 30, 2000, is calculated as follows:

                                                                Three Months Ended                 Nine Months Ended
                                                                ------------------                 -----------------
                                                              9/30/01           9/30/00          9/30/01           9/30/00

         Net Income                                           $   2,624         $    171         $   7,884        $   2,511
                Cumulative effect of change in accounting
                principle, net of minority interest                   0                0              (564)               0
                Change in fair value of the swap contract
                payable, net of minority interest                (1,290)               0            (1,851)               0
                                                                -------          -------          --------        ---------
         Total comprehensive income (loss)                     $  1,334         $    171         $   5,469        $   2,511
                                                                =======          =======          ========        =========



11.      SUBSEQUENT EVENT

         On November 6, 2001, Roberts Realty purchased the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida from an unrelated party for a purchase price of $28,398,000, including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the Crestmark sale. To provide the balance of the funds needed to purchase St. Andrews, Roberts Realty obtained a $21,000,000 permanent loan from State Farm Life Insurance Company. The loan bears a fixed interest rate of 6.95% and has a 10-year term. (St. Andrews is not reflected in Roberts Realty's financial results for the quarter ended September 30, 2001.)

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

Overview

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At September 30, 2001, five of our existing communities - River Oaks, Plantation Trace, Preston Oaks, Highland Park and Bradford Creek - containing a total of 1,029 apartment homes, were stabilized. We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or
(b) one year after completion of construction. We conduct our business through Roberts Properties Residential, L.P., own a 67.8% interest in it, and are its sole general partner. In this report we sometimes refer to Roberts Properties Residential, L.P. as our operating partnership. From time to time we enter into transactions with Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of the Board, owns directly or indirectly all or substantially all of the outstanding shares of Roberts Properties, Inc. and Roberts Properties Construction, Inc.

         We recently completed our 403-unit Addison Place community in Alpharetta, Georgia. We are building three new multifamily communities totaling 789 apartment homes. The 789 apartment homes under construction will increase the size of our portfolio 55% from 1,432 to 2,221 apartment homes. One of our communities under construction is located in Charlotte, North Carolina, and the other two communities are located in north Atlanta. We began construction of a 250-unit apartment community located in north Atlanta on our Old Norcross land during the second quarter of 2000, and we are developing a 220-unit apartment community located in north Atlanta on Northridge Parkway. On July 11, 2001, we sold our 334-unit Crestmark community located in Douglasville, Georgia.

         In April 2001, we began constructing Addison Shoppes, a 47,200 square foot retail center, at the entrance to our Addison Place apartment community. In June 2001, we purchased land and a partially constructed office building on Northridge Parkway. When construction is completed, we will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties and Roberts Construction and to unaffiliated tenants.

         We sold Crestmark on July 11, 2001 and reinvested the proceeds on November 6, 2001 through a Section 1031 tax-deferred exchange into the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida. St. Andrews at the Polo Club is completed and is in its initial lease-up phase. This exchange redeployed our equity from Douglasville, Georgia, into Palm Beach County, Florida, a substantially stronger growth market. St. Andrews at the Polo Club will negatively impact our cash flow for the next two quarters until the lease-up is completed. While negative on a short-term basis, this transaction greatly improves the overall asset quality of our portfolio and enhances our long-term cash flow.

         In the third quarter of 2001, our occupancy and cash flow weakened quicker than anyone expected. Given the current economic slowdown and the events of September 11th, we expect it to be a difficult and uncertain market for at least the next two quarters. As of October 31, 2001, our average stabilized occupancy has declined to 90.7%, and we have begun to offer rent concessions to compete in the softening market. We cannot offer any assurances regarding the effects of the recession on our business or when multifamily market conditions might improve. To the extent that the recession continues and perhaps worsens, particularly in our primary market of Atlanta, our business, operating results and liquidity will be affected adversely.

Results of Operations

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000
--------------------------------------------------------------------------------

         For the three months ended September 30, 2001, we recorded net income of $2,624,000, or $0.54 per share, compared to net income of $171,000 or $0.03 per share, for the three months ended September 30, 2000. Our results include:

         (a) a $2,793,000 gain on sale of real estate assets, net of minority interest, from the sale of Crestmark in July 2001;

         (b) a $508,000 increase in operating revenues from the second phase of Addison Place;

         (c) lower operating expenses mainly due to the sales of Crestmark in July 2001 and Rosewood Plantation in January 2001, plus a $66,000 decrease in same-property operating expenses; and

         (d) a $133,000 decrease in general and administrative expenses due to lower legal and employee award costs;

               offset by:

         (e) lower operating revenues mainly due to (1) the sales of Crestmark in July 2001 and Rosewood Plantation in January 2001, and (2) an $83,000 decrease in same-property operating revenues; and

         (f)   a decrease in average stabilized occupancy from 96.7% to 91.7%.

         Our operating performance for all apartment communities is summarized in the following table:


                                                         Percentage          Three Months Ended September 30,
                                                         Change from         --------------------------------
                                                        2001 to 2000             2001                 2000
                                                        ------------             ----                 ----

       Rental income                                        (16.4%)          $   3,850,000       $   4,603,000
       Total operating revenues                             (16.9%)          $   4,101,000       $   4,933,000
       Property operating expenses (1)                      (19.4%)          $   1,356,000       $   1,682,000
       Net operating income (2)                             (15.6%)          $   2,745,000       $   3,251,000
       General and administrative expenses                  (23.3%)          $     439,000       $     572,000
       Depreciation of real estate assets                    (3.2%)          $   1,260,000       $   1,302,000
       Average stabilized occupancy (3)                      (5.0%)                  91.7%               96.7%
       Operating expense ratio (4)                           (1.0%)                  33.1%               34.1%


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Rosewood Plantation only through January 4, 2001 and Crestmark only through July 10, 2001, the dates we sold those communities.

(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         The decrease in our third quarter financial results was due to the sale of the Rosewood Plantation and Crestmark apartment communities earlier this year. We sold Rosewood on January 4, 2001, and used the net cash proceeds to acquire four new development sites. Two of these sites, the Addison Shoppes and the Northridge office building, are currently under construction. We are currently developing the remaining two sites: one is located across from Addison Place and is zoned for 80 townhouses, and the other is our 220-unit Northridge apartment community. While we believe these four sites will produce excellent growth, the purchase of these sites will continue to negatively impact our current cash flow until construction is completed and the properties are leased, at which time they will more than replace the cash flow from Rosewood. Further, as noted in "Overview" above, St. Andrews at the Polo Club will negatively impact our cash flow for the next two quarters until its lease-up is completed.

         Our same-property operating performance, when compared to the three months ended September 30, 2000, includes a 2.6% decrease in operating revenues, an 0.8% decrease in net operating income, a 3.7% increase in average monthly rent per apartment home, higher operating margins, and a 5.7% decrease in stabilized occupancy from 97.6% to 91.9%. Five of our communities were fully stabilized during both the three-month periods ended September 30, 2001 and 2000: Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, and River Oaks.

         Same-property operating results for these communities are summarized in the following table:


                                                         Percentage            Three Months Ended September 30,
                                                         Change from         --------------------------------
                                                        2000 to 2001              2001                2000
                                                        ------------              ----                ----

       Rental income                                       (2.4%)            $   2,874,000       $   2,945,000
       Total operating revenues                            (2.6%)            $   3,051,000       $   3,134,000
       Property operating expenses (1)                     (6.3%)            $     985,000       $   1,051,000
       Net operating income (2)                            (0.8%)            $   2,066,000       $   2,083,000
       Average stabilized occupancy (3)                    (5.7%)                    91.9%               97.6%
       Operating expense ratio (4)                         (1.2%)                    32.3%               33.5%
       Average monthly rent per apartment home              3.7%             $       1,033       $         996

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

         The following discussion compares our statements of operations for the three months ended September 30, 2001 and 2000.

         Property operating revenue decreased $832,000 or 16.9% from $4,933,000 for the three months ended September 30, 2000 to $4,101,000 for the three months ended September 30, 2001. The decrease in operating revenue is due primarily to the following:

         (a) a $446,000 and $779,000 decrease in operating revenue due to the sales of Rosewood Plantation and Crestmark, respectively;

         (b)      an $83,000 decrease in same-property operating revenue; and

         (c) a decrease in average stabilized occupancy from 96.7% in 2000 to 91.7% in 2001;

                  offset by:

         (d) an increase in operating revenue of approximately $508,000 due to the lease-up of Addison phase two; and

         (e) an increase in same-property average monthly rent from $996 in the three months ended September 30, 2000, to $1,033 in the three months ended September 30, 2001.

         Property operating expenses, excluding depreciation and general and administrative expenses, decreased $326,000 or 19.4% from $1,682,000 for the three months ended September 30, 2000 to $1,356,000 for the three months ended September 30, 2001. The decrease in operating expenses is due primarily to the following:

         (a) a decrease in operating expenses of approximately $263,000 due to the sale of Crestmark;

         (b) a decrease in operating expenses of approximately $146,000 due to the sale of Rosewood;

         (c)      a decrease in same-property salary expense of $32,000; and

         (d)      a decrease in same-property landscaping expense of $32,000;

                  offset by:

         (e) a $140,000 increase in expenses from the first and second phases of Addison Place.

         General and administrative expenses decreased $133,000 or 23.3%, mainly due to a $62,000 decrease in legal costs and a $55,000 decrease in employee awards, from $572,000 for the three months ended September 30, 2000 to $439,000 for the three months ended September 30, 2001. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees, and other costs. General and administrative expenses as a percentage of operating revenues decreased from 11.6% for the three months ended September 30, 2000 to 10.7% for the three months ended September 30, 2001. We expect that as we grow, these expenses will decline as a percentage of operating revenues, even though general and administrative expenses may increase in absolute terms.

         Depreciation expense decreased $42,000 or 3.2% from $1,302,000 for the three months ended September 30, 2000 to $1,260,000 for the three months ended September 30, 2001. The decrease is mainly due to sales of Rosewood Plantation and Crestmark, offset by the depreciation expense from the second phase of Addison Place. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense increased $24,000 or 2.1% from $1,124,000 for the three months ended September 30, 2000 to $1,148,000 for the three months ended September 30, 2001 mainly due to an increase of $386,000 in interest expense from the second phase of Addison Phase, offset by a decrease of $360,000 from the sales of Crestmark in July 2001 and Rosewood Plantation in January 2001.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

         For the nine months ended September 30, 2001, we recorded net income of $7,884,000 or $1.62 per share, compared to net income of $2,511,000 or $0.51 per share for the nine months ended September 30, 2000. The change in our results includes:

         (a) gains net of minority interest of $5,188,000 from the sale of Rosewood Plantation in January 2001 and of $2,794,000 from the sale of Crestmark in July 2001;

         (b) a $971,000 increase in net operating income from the first and second phases of Addison Place;

         (c)      a $307,000 increase in same-property net operating income;

         (d)      a $283,000 decrease in general and administrative expenses;

         (e) a $170,000 increase in interest income mainly due to interest earned on the Crestmark and Rosewood Plantation sales proceeds;

         (f) a slight increase in the average stabilized occupancy from 95.3% to 95.5%;

                  offset by:

         (g) a gain, net of minority interest, of $2,284,000 from the sale of Ivey Brook in June 2000; and

         (h) a $338,000 increase in extraordinary items, net of minority interest, related to the write-off of unamortized loan costs and prepayment fees related to the refinancing of the Preston Oaks mortgage note and the sale of the Rosewood Plantation and Crestmark communities in 2001, compared to the write off of loan costs in 2000 related to the sale of Ivey Brook.

         Our operating performance for all apartment communities is summarized in the following table:

                                                         Percentage           Nine Months Ended September 30,
                                                         Change from         -------------------------------
                                                        2000 to 2001             2001                 2000
                                                        ------------             ----                 ----

       Rental income                                        (7.6%)           $  12,948,000       $  14,009,000
       Total operating revenues                             (8.2%)           $  13,839,000       $  15,072,000
       Property operating expenses (1)                     (11.3%)           $   4,584,000       $   5,169,000
       Net operating income (2)                             (6.5%)           $   9,255,000       $   9,903,000
       General and administrative expenses                 (17.9%)           $   1,296,000       $   1,579,000
       Depreciation of real estate assets                   (2.0%)           $   3,925,000       $   4,005,000
       Average stabilized occupancy (3)                     (0.2%)                   95.5%               95.3%
       Operating expense ratio (4)                          (1.2%)                   33.1%               34.3%
-----------------------------------


(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.
(2) Net operating income is equal to total operating revenues minus property operating expenses.
(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Ivey Brook only through June 23, 2000, Rosewood Plantation through January 4, 2001, and Crestmark through July 10, 2001, the dates we sold those communities.
(4) Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

         Our same-property operating performance was highlighted by a 3.6% increase in operating revenues, higher operating margins, a 5.1% increase in net operating income, and a 3.6% increase in average monthly rent per apartment home. Five of our communities were fully stabilized during both the nine-month periods ended September 30, 2001 and 2000: Bradford Creek, Highland Park, Plantation Trace, Preston Oaks and River Oaks.



         Same-property operating results for these communities are summarized in the following table:


                                                         Percentage           Nine Months Ended September 30,
                                                         Change from          -------------------------------
                                                        2000 to 2001              2001                2000
                                                        ------------              ----                ----

       Rental income                                         4.1%            $   8,883,000       $   8,536,000
       Total operating revenues                              3.6%            $   9,429,000       $   9,103,000
       Property operating expenses (1)                       1.0%            $   3,031,000       $   3,013,000
       Net operating income (2)                              5.1%            $   6,398,000       $   6,090,000
       Average stabilized occupancy (3)                     (0.3%)                   95.2%               95.5%
       Operating expense ratio (4)                          (1.0%)                   32.1%               33.1%
       Average monthly rent per apartment home               3.6%            $       1,024       $         988



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

         The following discussion compares our statements of operations for the nine months ended September 30, 2001 and 2000.

         Total operating revenues decreased $1,233,000 or 8.2% from $15,072,000 for the nine months ended September 30, 2000 to $13,839,000 for the nine months ended September 30, 2001. The decrease in operating revenue is due to:

         (a) decreases in operating revenue of $1,350,000 due to the sale of Rosewood Plantation in January 2001, $640,000 due to the sale of Crestmark in July 2001 and $890,000 due to the sale of Ivey Brook in June 2000;

                  offset by:

         (b) increases in operating revenue of $279,000 from the first phase of Addison Phase and of $1,035,000 from the second phase of Addison Phase;

         (c)      a $325,000 increase in same-property operating revenues;

         (d)      a 3.6% or $36 increase in same-property average monthly rent;
                  and

         (e) an increase in average stabilized occupancy from 95.3% to 95.5%.

         Property operating expenses, excluding depreciation and general and administrative expenses, decreased $585,000 or 11.3% from $5,169,000 for the nine months ended September 30, 2000 to $4,584,000 for the nine months ended September 30, 2001. The decrease in operating expenses is due to:

         (a) a $384,000 decrease in expenses due to the sale of Rosewood Plantation in January 2001;

         (b) a $318,000 decrease in expenses due to the sale of Ivey Brook in June 2000;

         (c) a $249,000 decrease in expenses due to the sale of Crestmark in July 2001;

                  offset by:

         (d) a $343,000 increase in expenses due to the completion and lease-up of the first phase of Addison Place in 2000 and the second phase of Addison Place in 2001; and

         (e)      a $19,000 increase in same-property expenses.

         General and administrative expenses decreased $283,000 or 18.0% from $1,579,000 for the nine months ended September 30, 2000 to $1,296,000 for the nine months ended September 30, 2001. The decrease was mainly due to lower costs incurred in bonuses, legal, employee awards, marketing and printing, contributions and SEC reporting. These expenses include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. General and administrative expenses as a percentage of operating revenues decreased from 10.4% for the nine months ended September 30, 2000 to 9.4% for the nine months ended September 30, 2001. We expect that as we grow, those expenses will begin to decline as a percentage of operating revenues, even though general and administrative expenses may increase in absolute terms.

         Depreciation expense decreased $80,000 or 2.0% from $4,005,000 for the nine months ended September 30, 2000 to $3,925,000 for the nine months ended September 30, 2001. The decrease is due to the sales of Crestmark, Rosewood and Ivey Brook, plus a decrease in depreciation expense at Plantation Trace, offset by increased depreciation expense from the first and second phases of Addison Place. We record depreciation expense as apartment homes are completed and available for occupancy.

         Interest expense decreased $54,000 or 1.4% from $3,803,000 for the nine months ended September 30, 2000 to $3,749,000 for the nine months ended September 30, 2001, due to the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001. Also, interest expense decreased $20,000 on the line of credit, while interest capitalized on construction projects increased $431,000. These decreases in interest expense were offset by increases of $1,048,000 at Addison Place and $210,000 at Preston Oaks because we refinanced the loans secured by those communities with larger loans at lower interest rates.

         On June 23, 2000, we sold the Ivey Brook community for $14,550,000, which resulted in a gain, net of minority interest, of $2,284,000 on the sale of real estate assets and an extraordinary loss, net of minority interest, of $68,000 on the write-off of unamortized loan costs related to the mortgage note secured by the community. Net sales proceeds were $7,256,000 after deduction for loan assumption by the buyer of $6,190,000, closing costs and prorations of $378,000, and partnership profits interest of $726,000 to Roberts Properties, a non-owned affiliate, under the terms of the agreement of limited partnership of the operating partnership.

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

         On July 11, 2001, we sold the Crestmark community for $25,000,000. The sale resulted in a gain of $2,794,000, net of minority interest of unitholders in the operating partnership. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net sales proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties.

Liquidity and Capital Resources

         Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000. Cash and cash equivalents increased $472,000 during the nine months ended September 30, 2001 compared to an increase of $1,815,000 during the nine months ended September 30, 2000. The change is due to increases in cash provided by financing activities offset by an increase in cash used in investing activities.

         A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities decreased $229,000 from $5,804,000 during the nine months ended September 30, 2000 to $5,575,000 during the nine months ended September 30, 2001. The decrease in cash flow from operations is due primarily to the decrease in cash flow that resulted from the sales of Crestmark, Rosewood Plantation and Ivey Brook communities, offset by the additional cash flow from the first and second phases of Addison Place. Generally, depreciation and amortization expenses are the most significant adjustments to net income in arriving at cash provided by operating activities.

         Net cash used in investing activities increased $18,802,000 from $4,943,000 during the nine months ended September 30, 2000 to $23,745,000 during the nine months ended September 30, 2001. This increase is due to an $18,191,000 increase in acquisitions and new construction costs, a $7,920,000 increase from the proceeds from the sale of real estate assets held in escrow, offset by a $7,309,000 increase in proceeds from sales of real estate. We acquired no existing apartment communities during these periods.

         Net cash provided by financing activities increased $17,688,000 from $954,000 during the nine months ended September 30, 2000 to $18,642,000 during the nine months ended September 30, 2001. This increase is due primarily to the following:

         (a) a net increase of $3,730,000 from the refinancing of the Preston Oaks mortgage loan;

         (b) an increase of $3,700,000 from the $5,700,000 proceeds received in 2001 from land notes payable in connection with borrowings to finance the construction of the Addison Shoppes and the Northridge community compared to the $2,000,000 received in 2000 from the Old Norcross land loan.

         (c) borrowings of $2,000,000 on the line of credit in 2001, compared to net repayments on the line of credit of $1,235,000 in 2000;

         (d) a decrease in payoffs of land note payables of $1,000,000 due to the payoff of the $2,000,000 Old Norcross loan in 2001 compared to the payoff of the $3,000,000 Addison Place phase two loan in 2000;

         (e) a decrease in cash used to repurchase treasury stock of $159,000 due to the repurchase of 69,500 treasury shares for $554,000 in 2001 compared to the repurchase of 95,863 shares at a total cost of $713,000 in 2000;

         (f) a decrease of $2,446,000 in quarterly dividends and distributions paid, from $4,842,000 for the nine months ended September 30, 2000 to $2,396,000 for the nine months ended September 30, 2001, mainly due to a special dividend of $0.25 per share paid in 2000 from the Ivey Brook sales proceeds;

         (g) an increase of $4,668,000 from the $13,399,000 proceeds received from construction loans in the nine months ended September 30, 2001 compared to the $8,731,000 received in the nine months ended September 30, 2000;

                  offset by:

         (h) proceeds held in escrow from mortgage notes payable of $843,000 during the nine months ended September 30, 2000 compared to none being received during the nine months ended September 30, 2001; and

         (i) an increase of $454,000 from loan costs paid in the nine months ended September 30, 2000 of $167,000 compared to $621,000 in loan costs paid in the nine months ended September 30, 2001.

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

         On May 30, 2001, we purchased approximately 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court in Alpharetta, Georgia, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price we paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium that will delay development of the townhouse units for an indeterminate time. If the sewer moratorium is lifted, however, Roberts Realty will have to pay the entity from which Roberts Properties purchased the property $356,000 less $300 per day of the moratorium, beginning with the purchase date. Roberts Properties has completed approximately two-thirds of the necessary development work on the property, and we have retained Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 80 townhouse units.

         On June 20, 2001, we purchased approximately 6.84 acres of land from REES 59 for $4,470,000, including closing costs, to construct a 47,200 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of our Addison Place community. REES 59 had previously purchased the land for $3,514,000 from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest. The purchase was funded by the Rosewood Plantation sales proceeds as part of a Section 1031 tax-deferred exchange. We entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

         On June 28, 2001, we purchased approximately 10.7 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to our Highland Park community. The purchase price was $5,376,000 including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the Rosewood Plantation sale. The total cost of the project is estimated to be $23,100,000. We will retain Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

         On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000 including closing costs. We intend to complete construction and use a portion of the building as our corporate headquarters. Roberts Realty will lease the remaining space in the building to Roberts Properties and Roberts Construction, and to unaffiliated tenants. Roberts Realty entered into a fixed cost contract with Roberts Construction to construct the building for $4,670,000, of which $1,616,000 was incurred at closing. We intend to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will earn no profit on construction of the building or the tenant finish work.

         On July 11, 2001, we sold the Crestmark community for $25,000,000. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties.

         The following facts highlight our permanent mortgage loans as of September 30, 2001:

         o    each permanent loan bears interest at a fixed rate;
         o the average interest rate for all six permanent loans is 7.13% per annum;
         o    no debt is scheduled to mature before February 2003;
         o    the average term to maturity is five years; and
         o debt principal will amortize at a rate of approximately $731,000 per year.

         The following table summarizes the permanent mortgage loans for each of our completed communities at September 30:

                                         Fixed Interest                             Principal
                                           Rate as of                              Outstanding
                                            09/30/01             Maturity           09/30/01
                                         ---------------        ----------        -------------
         Addison Place phase one                6.95%             11/15/09       $    9,419,000
         Bradford Creek                         7.15              06/15/08            8,108,000
         Highland Park                          7.30              02/15/03            7,657,000
         Plantation Trace                       7.09              10/15/08           11,529,000
         Preston Oaks                           7.18              02/01/08           12,618,000
         River Oaks                             7.15              11/15/03            8,742,000
                                                                                      ---------

                                                                                 $   58,073,000
                                                                                 ==============


         Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2009 as summarized below:

                                2003            $   16,058,000
                                2008                29,297,000
                                2009                 8,387,000
                                                --------------

                               Total            $   53,742,000
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

         During the quarter ended September 30, 2001, we completed construction of the 285-unit second phase of Addison Place. We commenced construction on a 319-unit community in Charlotte during the fourth quarter of 1999, and we commenced construction on a 250-unit community located in north Atlanta on our Old Norcross land in the second quarter of 2000. We paid cash for the land in Charlotte, and we obtained a $17,000,000 construction loan for Old Norcross on April 26, 2001. The loan has a seven-year term and bears an interest rate of LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and then include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, we entered into an interest rate swap agreement that synthetically fixed the interest rate at 7.38% (see Note 9 to our consolidated financial statements included in this report and Item 3, Quantitative and Qualitative Disclosures About Market Risk, below) for the first five years of the loan. We are in the process of obtaining a construction loan for our Charlotte community, and we do not expect to spend substantial amounts on construction until we secure the construction loan.

         On May 3, 2000, we closed a $22,500,000 construction loan to complete the second phase of Addison Place. The loan is secured by the second phase of Addison Place, has a five-year term, and provides for an interest rate of LIBOR plus 150 basis points. When the loan was closed, the interest rate was synthetically converted to a fixed rate of 8.62%. At September 30, 2001, $21,763,000 was outstanding on the loan.

         On June 28, 2001, we closed a $3,000,000 loan secured by the Northridge land located next to our Highland Park community. We are constructing a 220-unit community on this property. The loan has a one-year term and bears an interest rate of LIBOR plus 175 basis points. At September 30, 2001, $3,000,000 was outstanding on this loan.

         On June 28, 2001, we closed a $5,280,000 loan for the construction of our corporate office building next to our new Northridge land. The loan has a 35-month term and bears interest at LIBOR plus 175 basis points. At September 30, 2001, $1,150,000 was outstanding on this loan.

         We renewed our $2,000,000 revolving line of credit in June 2001 to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of LIBOR plus 150 basis points. At September 30, 2001, $2,000,000 was outstanding on the line of credit.

         On August 31, 2001, we closed on a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan is secured by the land and improvements, has a 5-month term, and bears interest at LIBOR plus 185 basis points. At September 30, 2001, $2,700,000 was drawn on the loan.

         We anticipate that each community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements other than maturing debt through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short term and in the long term (greater than 12 months). With respect to the total of $8,850,000 in short-term loans that will mature within the next 12 months, we expect to refinance those loans with construction or permanent loans secured by the respective properties, except that we expect to renew the $2,000,000 line of credit for another year. We also expect to fund improvements and renovations at existing communities from property operations. We expect to meet our long-term liquidity requirements, including future developments and long-term debt maturities, from the proceeds of construction and permanent loans and/or the proceeds of property sales.

         On September 18, 2001, we announced that we had signed a contract to acquire the 200-unit St. Andrews at the Polo Club apartment community. On November 6, 2001, we purchased St. Andrews from an unrelated party for a purchase price of $28,398,000, including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the Crestmark sale. To provide the balance of the funds needed to purchase St. Andrews, we obtained a $21,000,000 permanent loan from State Farm Life Insurance Company. The loan bears a fixed interest rate of 6.95% and has a 10-year term. (St. Andrews is not reflected in our financial results for the quarter ended September 30, 2001.)

Stock Repurchase Plan

         On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. In October 2000, we issued a press release announcing that our board of directors had authorized the repurchase of up to an additional 50,000 shares of our outstanding common stock. On May 15, 2001, our board authorized an additional 50,000 shares, bringing the total authorized to 400,000. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and price per share. We purchased 95,863 treasury shares for $713,000 during the nine months ended September 30, 2000. We repurchased 69,500 treasury shares for $554,000 during the nine months ended September 30, 2001, although we purchased no shares in the third quarter of 2001. From October 1, 1998 through September 30, 2001, we have repurchased approximately 363,000 shares for $2,764,000.

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

         The following table reconciles net income (loss) to FFO.

                                      Three Months Ended September 30,                Nine Months Ended September 30,
                                      --------------------------------                -------------------------------
                                                  2001                2000                      2001                2000
                                                  ----                ----                      ----                ----

Net income                                     $  2,624           $     171                 $  7,884           $   2,511
Minority interest of unitholders                    (26)                 86                      149                 149
Extraordinary items                                 114                   0                      406                  68
(Gain) loss on disposal of assets                    (1)                 19                       29                  79
Gain on sale of real estate asset                (2,793)                  0                   (7,982)             (2,284)
Depreciation expense                              1,260               1,302                    3,925               4,005
                                                -------           ---------                  -------            --------

Funds From Operations                          $  1,178           $   1,578                 $  4,411           $   4,528
                                                =======           =========                  =======            ========

Weighted average shares and units
     outstanding during the period            7,213,515           7,364,793                7,229,830           7,391,467

We believe our financial results for the remainder of 2001 and the first quarter of 2002 will be less than previously budgeted, with FFO per share for 2001 being between $0.72 and $0.74 per share.

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

Disclosure Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

         o Unfavorable changes in market and economic conditions that have adversely affected our occupancy and rental rates in Atlanta.
         o Increased competition in our Atlanta, Florida and Charlotte markets could limit our ability to lease our apartment homes or increase or maintain rents.
         o Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.
         o Construction and lease-up risks inherent in our development of the Charlotte, Northridge and Old Norcross communities, as well as Addison Shoppes and the office building and the other communities we may develop in the future, could adversely affect our financial performance.
         o We might not be able to obtain replacement or permanent financing for our $8,850,000 in short-term loans that will mature within the next 12 months, or we might have to refinance that debt on less favorable terms.
         o We might not be able to obtain replacement financing to make balloon payments on our permanent debt, or we might have to refinance that debt on less favorable terms.
         o Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.
         o Our operations could be adversely affected if we lose key personnel, particularly Mr.Roberts.
         o We could incur costs from environmental problems even though we did not cause, contribute to or know about them.
         o Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the consolidated financial statements included in this report. All of our permanent mortgage loans secured by our existing communities bear interest at fixed rates. These mortgage loans had an aggregate outstanding principal balance of $58,073,000 at September 30, 2001. Two of our three long-term construction loans, which had an aggregate outstanding principal balance of $26,401,000 at September 30, 2001, have synthetically fixed interest rates. When we closed each of these loans, we entered into interest rate swap agreements that synthetically fixed the interest rates on those loans. The fair value of those interest rate swap agreements at September 30, 2001 was a liability of $3,562,000. The remaining long-term construction loan, which had an outstanding balance of $1,150,000 at September 30, 2001, bears interest at 200 basis points over the three-month LIBOR rate. Our line of credit and land loan interest rates range from 150 to 185 basis points over the three-month LIBOR rate. At September 30, 2001, those loans had an aggregate outstanding principal balance of $7,700,000. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended September 30, 2001.

         During the three months ended September 30, 2001, we granted 370 shares of restricted stock to one employee as incentive compensation. The unamortized book value of the grants equaled $3,000. The restrictions on transfer lapse three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. The recipient of these securities had adequate access, through his relationship with us, to information about us. These securities are deemed to be restricted securities for purposes of the Securities Act. This transaction has been recorded as unamortized restricted stock compensation and is shown as a separate component of shareholders' equity. During the three months ended September 30, 2000, we granted 1,467 shares of restricted stock to three employees as incentive compensation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As previously reported in our Form 10-Q for the quarter ended June 30, 2001, we held our annual meeting on July 17, 2001 for the purpose of electing three members of our board of directors. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations.

         All three of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                               VOTES                     VOTES
                                                FOR                    WITHHELD
                                              -------                  --------

         Ben A. Spalding                     3,654,724                  71,540
         George W. Wray, Jr.                 3,714,903                  11,361
         Charles R. Elliott                  3,714,903                  11,361

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
  No.                               Description
--------                            ------------

10.20.5 Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Corporate Office Building).

10.21.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated August 31, 2001 in the original principal amount of $2,700,000 (Addison Place Shoppes).

10.21.2 Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated August 31, 2001 (Addison Place Shoppes).

10.21.3 Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Addison Place Shoppes).



(b)      Reports on Form 8-K during the quarter ended September 30, 2001.

     Current report on Form 8-K filed July 11, 2001 regarding the sale of our Crestmark community and containing the press release concerning the sale of Crestmark and a letter to shareholders. The report was subsequently amended by a filing made on July 26, 2001 which included the pro forma condensed balance sheet as of June 30, 2001 (unaudited) and pro forma consolidated statements of operations for the six months ended June 30, 2001 (unaudited) and the year ended December 31, 2000 (unaudited).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001          ROBERTS REALTY INVESTORS, INC.




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

                                  EXHIBIT INDEX

Exhibit
  No.                                Description

10.20.5 Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Corporate Office Building).

10.21.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated August 31, 2001 in the original principal amount of $2,700,000 (Addison Place Shoppes).

10.21.2 Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated August 31, 2001 (Addison Place Shoppes).

10.21.3 Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Addison Place Shoppes).