Form 10-K405
period 2001-12-31
ROBERTS REALTY INVESTORS INC
filed 2002-04-01
CIK 1011109

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                        Commission file number 001-13183

                         ROBERTS REALTY INVESTORS, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

                       GEORGIA                                                   58-2122873
--------------------------------------------------------------      ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

               8010 ROSWELL ROAD, SUITE 120
                       ATLANTA, GA                                                    30350
--------------------------------------------------------------      ------------------------------------
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

                                  Common Stock
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of the filing of the Form 10-K/A. (See definition of affiliate in Rule 405.)
                                   $25,134,374

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,916,682 shares of common stock (as of March 25, 2002).

         Documents Incorporated by Reference.  None

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I...............................................................................................        2

         ITEM 1.      BUSINESS.......................................................................        2

         ITEM 2.      PROPERTIES.....................................................................       10

         ITEM 3.      LEGAL PROCEEDINGS..............................................................       21

         ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS...............................................................       21

PART II..............................................................................................       22

         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS....................................................       22

         ITEM 6.      SELECTED FINANCIAL DATA........................................................       24

         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................       26

         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK..............................................................       42

         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................       44

         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE.....................................................................       44


PART III.............................................................................................       45

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS ..............................................       45

         ITEM 11.     EXECUTIVE COMPENSATION.........................................................       47

         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..........................................................       47

         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS...................................................................       50

PART IV..............................................................................................       54

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K........................................................       54

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         This report contains "forward-looking statements" within the meaning of the federal securities laws. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We will make forward-looking statements in Items 1, 2, 5, 7 and 7A of this report. See "Disclosure Regarding Forward-Looking Statements" at the end of Item 7 for a description of some of the important factors that may affect actual outcomes.

GENERAL

         Roberts Realty Investors, Inc. owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of March 25, 2002, Roberts Realty owns a 68.1% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an "umbrella partnership" or "UPREIT."

         As of March 25, 2002, we own:

         - seven existing multifamily apartment communities containing a total of 1,632 apartment homes,

         - two communities under construction that will contain 569 apartment homes,

         - a 10.7-acre site currently under development on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land),

         - a 9.5-acre site that is zoned for 80 townhouses (referred to in this report as East Fox Court),

         - a 42,090 square foot retail center currently under construction, and

         - a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate headquarters.

         Five of our communities - River Oaks, Plantation Trace, Preston Oaks, Highland Park, and Bradford Creek - totaling 1,029 apartment homes, are stabilized. Our 200-unit St. Andrews at the Polo Club community, located in the city of Wellington, Palm Beach County, Florida, is nearing completion of its lease-up phase. We acquired St. Andrews at the Polo Club on November 6, 2001 as part of an IRC Section 1031 tax-deferred exchange from the sale of our Crestmark apartment community located in Douglasville, Georgia. As of March 25, 2002 it is 87% leased, and we expect it to achieve stabilized occupancy during the second quarter of 2002. Our 319-unit community in Charlotte and our 250-unit Veranda Chase community in Atlanta are under construction. Veranda Chase began its lease-up on March 8, 2002 and is 4% leased as of March 25, 2002. Construction of Veranda Chase is expected to be substantially complete by the end of the third quarter 2002. Construction of our Charlotte community is progressing steadily and we expect to be substantially complete by the second quarter of 2003. We anticipate leasing activity at our Charlotte community to begin in June 2002. We have completed construction of our 403-unit Addison Place community, and it is 71% leased as of March 25, 2002. We expect to achieve stabilized occupancy by the fourth quarter of 2002. All of our communities are located in metropolitan Atlanta, Georgia, except as noted above.

         We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or
(b) one year after completion of construction. As of March 25, 2002, our five stabilized communities totaling 1,029 apartment homes had a physical occupancy rate of 94%. We continue to face a difficult and uncertain apartment market, and we are offering rent concessions to compete in this soft market. We expect rent concessions to continue for the foreseeable future, and we cannot offer any assurances regarding when our business or multifamily market conditions might improve. To the extent that the economic recession continues and/or in the event of another terrorist attack, our business, operating results and liquidity will be adversely affected.

         In April 2001, we began constructing the Addison Place Shoppes, a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community. In June 2001, we purchased land and a partially constructed office building on Northridge Parkway. When construction of the office building is completed, which we expect to occur in October 2002, we will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Inc., Roberts Properties Construction, Inc. and unaffiliated tenants.

         In November 2001, we announced that we were suspending the payment of our quarterly dividend for the fourth quarter of 2001 and the first quarter of 2002. Our occupancy and cash flow weakened quicker than we expected due to the lack of job growth in Atlanta, the economic recession, and the widespread effects of the September 11th tragedies. In addition to experiencing lower occupancy at our existing properties, we are in the middle of a major growth program with two properties in the planning and design phase, four properties under construction, and two properties in lease-up. In total, these eight new properties required an investment of approximately $36 million of our equity that is currently not producing any cash flow. We project that the $36 million will produce annual cash flow of approximately $3.4 million when all eight new properties are completed and leased. Our growth program, coupled with lower occupancy at our existing properties, has created a cash flow timing issue for our company. We see this as a temporary problem, which will begin to correct itself as we complete the lease up of Addison Place and St. Andrews at the Polo Club, as our new properties under construction start to generate positive cash flow and as the occupancy improves at our five stabilized communities.

         Roberts Realty is a Georgia corporation formed in July 1994. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the "double taxation" of income - i.e., at both the corporate and shareholder levels - that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 90% of our taxable income. Our common stock is traded on the American Stock Exchange under the symbol "RPI."

         We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed all of our existing communities, except (a) the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor, and (b) the 200-unit St. Andrews at the Polo Club, which we acquired on November 6, 2001 while still in the lease-up phase. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction is the general contractor of our Charlotte and Veranda Chase communities and will oversee the completion of construction of each community. Roberts Construction began construction on the Addison Place Shoppes and the corporate office building before we purchased these properties, and we have retained Roberts Construction to finish construction. We anticipate retaining Roberts Properties to develop our Northridge and East Fox Court apartment communities.

         Our executive offices are located at 8010 Roswell Road, Suite 120, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. As of March 25, 2002, we have 45 full-time employees.

THE OPERATING PARTNERSHIP

         We conduct our business and own all of our real estate assets through the operating partnership. We control the operating partnership as its sole general partner. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report we refer to units of limited partnership interest in the operating partnership as "units." The holders of units are former limited partners in the limited partnerships that were merged into the operating partnership, Mr. Roberts, and the former owner of a retail center we acquired and later sold.

         Holders of units in the operating partnership, sometimes referred to in this report as unitholders, generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either an equal number of shares or cash in the amount of the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. We have adopted a policy of issuing shares in exchange for units. We also have the right, at our election, to issue shares in exchange for all outstanding units. Our articles of incorporation limit ownership by any one holder to 6% of the outstanding shares of our common stock, par value $0.01 per share, other than by Mr. Roberts, who is limited to 25%. As a result, unitholders cannot redeem their units if doing so would violate those ownership limits. Shares issued for units are registered with the SEC and are freely transferable, other than by affiliates.

         Whenever we issue shares, we are obligated to contribute the net proceeds from that issuance to the operating partnership, and the operating partnership is obligated to issue the same number of units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners.

GROWTH STRATEGIES

         Our business plan and growth strategy are focused on creating cash flow and capital appreciation by building and managing new apartment homes of the highest quality and value in excellent high-growth neighborhoods. Our business objective is to increase the long-term total return to our shareholders through appreciation in the value of our common stock and the payment of quarterly dividends. To achieve this objective, we are pursuing the following growth strategies:

         (a) maximize cash flow from operations by seeking through intensive management to maintain high occupancy levels, obtain regular rent increases, manage resident turnover efficiently and control operating expenses; and

         (b) develop and/or acquire new multifamily apartment communities in metropolitan Atlanta, North Carolina, Florida and other parts of the Southeast.

We will engage others, including the Roberts Companies, to help us pursue these strategies, which are described in more detail below.

         Property Management Strategy. We believe that managing our communities intensively is a fundamental element of our growth strategy. As of March 25, 2002, we employ 45 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians, accounting personnel and senior officers. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of the communities. Our property management strategy will continue to be:

         - to increase average occupancy and rental rates as market conditions permit;

         - to minimize resident turnover and delinquent rental payments through strict review of each applicant's creditworthiness; and

         - to control operating expenses and increase net operating income at each of our communities.

         Development Strategy. We intend to continue to develop high quality apartment communities for long-term ownership. During the past 17 years, the Roberts Companies have developed, constructed, and/or managed over 4,400 residential units. We believe that the number and quality of the apartment units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies' experience with the development, construction and financing process will minimize the barriers to new development often faced by less experienced developers and national developers attempting to enter the Atlanta market. These barriers include governmental growth control, a difficult rezoning and permitting process, and the limited availability of well-located sites. We believe that these restraints on construction, coupled with the predicted continued growth in population, job growth, and household formations, present an excellent opportunity for us to achieve favorable returns on the development of well-located, high quality apartment home communities.

         We intend to retain Roberts Properties to develop our Northridge and East Fox Court communities. We also expect that Roberts Properties will continue to develop communities for us in the future. Although the experience of the Roberts Companies will be most helpful to us in the Atlanta area, we believe that their experience will enable us to develop multifamily apartment communities in other areas in the Southeast, including Charlotte and Palm Beach.

         Although we presently intend to engage the Roberts Companies in our development and construction activities, we may hire other development or construction companies in Atlanta and elsewhere if we deem it to be in our best interests to do so. The most likely development scenario for the operating partnership is for it to acquire properties already under development from Roberts Properties and/or an entity formed by Mr. Roberts or his affiliates. We may engage the Roberts Companies to develop properties on a fee basis, we may enter into joint venture agreements with the Roberts Companies or we may acquire communities developed by the Roberts Companies and owned by other affiliates of Mr. Roberts. We may also enter into similar arrangements with others who are independent of Mr. Roberts.

         In analyzing the potential development of a particular community, we will evaluate geographic, demographic, economic, and financial data, including:

         -        households, population and employment growth;

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

         For information regarding the development and construction of our Charlotte, Veranda Chase, Northridge and East Fox Court communities, retail center and office building, see Item 2, Properties.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

         Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on the property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to promptly remediate the substances, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our apartment communities and other real estate assets, we may be potentially liable for:

         (a)      remediation and removal costs; and

         (b) damages to persons or property arising from the existence or maintenance of hazardous or toxic substances.

         The preliminary environmental assessments of our apartment communities and other real estate assets have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions - including changes in applicable environmental laws and regulations - may cause us to have environmental liability.

COSTS OF COMPLIANCE WITH AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

         Under the American with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. Although we believe that the communities are substantially in compliance with present requirements of the ADA, we may incur additional costs of complying with the ADA. A number of additional federal, state and local laws may also require modifications to the communities, or restrict further renovations to them, with respect to access by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment communities first occupied after March 25, 1990 to be accessible to the handicapped. Noncompliance with this Act could result in the imposition of fines or an award of damages to private litigants. We believe that our communities comply with that law.

         Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. We cannot estimate the ultimate cost of compliance with the ADA or that legislation, and, while those costs are not expected to have a material adverse effect on us, those costs could be substantial. Limitations or restrictions on the completion of renovations may limit application of our investment strategy in some instances or reduce overall returns on our investments.

INSURANCE

         We carry comprehensive general liability, fire, extended coverage and rental loss insurance on all of our existing communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. We carry similar insurance with respect to our properties under development or properties under construction, but with appropriate exceptions given the nature of these properties. We believe that our properties are adequately covered by insurance. There are, however, some types of losses (such as losses arising from acts of terrorism or war) that are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind would adversely affect us.

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

INVESTMENT POLICIES

         Investments in Real Estate or Interests in Real Estate. We conduct all of our investment activities through the operating partnership and will do so for so long as the operating partnership exists. (The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093.) Our investment objectives are to achieve stable cash flow available for distributions and, over time, to increase cash flow and portfolio value by continuing to develop multifamily apartment communities for long-term ownership as well as acquiring additional multifamily apartment communities that we anticipate will produce additional cash flow.

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

         Possible Acquisition of Communities Developed by Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under "Conflict of Interest Policies," we may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include:

         - hiring Mr. Roberts or Roberts Properties to develop and construct real estate under a fee arrangement;

         - acquiring undeveloped property from Mr. Roberts or his affiliates for future development; or

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

         No Investments in Mortgages. We do not own any mortgages and do not currently intend to invest in mortgages or to engage in originating, servicing or warehousing mortgages.

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

         To the extent that the board of directors determines to seek additional capital, we may raise capital through additional equity offerings, debt financing or retention of cash flow or a combination of these methods. Our retention of cash flow is subject to provisions in the Internal Revenue Code requiring a REIT to distribute a specified percentage of taxable income, and we must also take into account taxes that would be imposed on undistributed taxable income. As long as the operating partnership is in existence, we will contribute the net proceeds of all equity capital we raise to the operating partnership in exchange for units or other interests in the operating partnership.

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

OTHER POLICIES

         We and the operating partnership have authority to offer our securities and to repurchase and otherwise reacquire our securities, and we may engage in those activities in the future. We have adopted a policy that we will issue shares to unitholders who exercise their rights of redemption. In the future, we may make loans to joint ventures in which we participate to meet working capital needs. We have not engaged in trading, underwriting, agency distribution or sale of securities of other issuers, and we do not intend to do so. We intend to make investments in a manner so that we will not be treated as an investment company under the Investment Company Act of 1940.

         In September 1998 our board authorized a stock repurchase plan. See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Stock Repurchase Plan, for an explanation of this plan and our repurchases of our shares since 1998.

         At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, the board of directors decides that it is no longer in our best interests to qualify as a REIT.

         For a description of the competition in our markets, see Item 2, Properties - Competition.

ITEM 2.  PROPERTIES.

GENERAL

         As of March 25, 2002, we own:

         - seven existing multifamily apartment communities containing a total of 1,632 apartment homes,

         - two communities under construction that will contain 569 apartment homes,

         - a 10.7-acre site currently under development on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land),

         - a 9.5-acre site that is zoned for 80 townhouses (referred to in this report as East Fox Court),

         - a 42,090 square foot retail center currently under construction, and

         - a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate headquarters.

         As of December 31, 2001, we owned five stabilized communities containing a total of 1,029 apartment homes that had a physical occupancy rate of 90.7%. We sold our 152-unit Rosewood Plantation community on January 4, 2001, and our 334-unit Crestmark community on July 11, 2001. We acquired the 200-unit St. Andrews at the Polo Club on November 6, 2001.

         We believe that the demand for multifamily housing in Atlanta will increase due to Atlanta's growing population, although recent job losses in Atlanta have resulted in a weaker apartment market. According to the Atlanta Regional Commission, which we refer to as the ARC, both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is comprised of Fulton, DeKalb, Gwinnett, Cobb, Clayton, Rockdale, Henry, Douglas, Cherokee and Fayette counties.

         The following information is based on statistical estimates published by the ARC as of the year ended December 31, 2000. (Figures for 2001 have not been released by the ARC as of March 22, 2002.) The population of the Atlanta Region is projected to grow 40.9% for the period from 1990 to 2010, from 2,557,800 persons in 1990 to 3,603,000 persons in 2010. The estimated population of the Atlanta Region increased by 29.2% from 2,557,800 persons in 1990 to 3,304,000 persons in 2000, making it one of the largest metropolitan areas in the country and the largest in the Southeast.

         Housing units in the Atlanta Region increased an estimated 30.5%, from 1,052,430 units in 1990 to 1,373,058 units in 2000. Multifamily homes in the Atlanta Region increased 21.7% from 342,441 units in 1990 to 416,682 units in 2000.

The following table summarizes basic information about our communities.


                                                     Year
                                                  Completed    Number    Approximate       Average
                                                   or to be       of     Rentable Area     Unit Size
       Community            Location              Completed     Units    (Square Feet)   (Square Feet)
       ---------            --------              ---------    ------    -------------   -------------
Existing Communities:

Plantation Trace (1)        Atlanta               1990/1998        232        310,956         1,340

River Oaks                  Atlanta                    1992        216        276,046         1,278

Preston Oaks (2)            Atlanta               1995/1998        213        257,180         1,207

Highland Park               Atlanta                    1995        188        231,634         1,232

Bradford Creek              Atlanta                    1998        180        243,941         1,355

Addison Place (3)           Atlanta               1999/2001        403        603,506         1,498

St. Andrews at the          Palm Beach
Polo Club (4)               County, FL                 2001        200        309,073         1,545
                                                                 -----      ---------         -----

                            Subtotal/Average                     1,632      2,232,336         1,368

Communities and Other Properties Under Construction:

Veranda Chase               Atlanta                    2002        250        329,572         1,318

Charlotte                   Charlotte                  2003        319        411,110         1,289
                                                                 -----      ---------         -----

                            Subtotal/Average                       569        740,682         1,302

Addison Shoppes             Atlanta                    2002        N/A         42,090           N/A

Northridge Office
Building                    Atlanta                    2002        N/A         39,907           N/A

                                 December 2001
                              Average Rental Rates        Average Physical
                             -----------------------     Occupancy for the
                                          Per Square     12 Months Ended
       Community             Per Unit        Foot         Dec. 31, 2001
       ---------             -----------------------     -----------------

Existing Communities:

Plantation Trace (1)           $1,043        $0.78              90.0%

River Oaks                        996         0.78              94.0%

Preston Oaks (2)                1,093         0.91              97.1%

Highland Park                   1,037         0.84              94.0%

Bradford Creek                  1,036         0.76              94.1%


Addison Place (3)               1,197         0.80               N/A

St. Andrews at the
Polo Club (4)                   1,441         0.93               N/A




Communities and Other Properties Under Construction:

Veranda Chase                     N/A          N/A               N/A

Charlotte                         N/A          N/A               N/A




Addison Shoppes                   N/A          N/A               N/A

Northridge Office
Building                          N/A          N/A               N/A


(1) Plantation Trace was completed in two phases. The 182-unit first phase was completed in 1990 and the 50-unit second phase was completed in 1998.
(2) Preston Oaks was completed in two phases. The 189-unit first phase was completed in 1995 and the 24-unit second phase was completed in 1998.
(3) Addison Place was completed in two phases. The 118-unit first phase of Addison Place was completed in October 1999, and the 285-unit second phase was completed in September 2001. Its 12-month historical occupancy percentage is not comparable.
(4) St. Andrews at the Polo Club was purchased on November 6, 2001. The 200-unit community was purchased during the initial leaseup phase. Its 12-month historical occupancy percentage is not comparable.

         Annual operating data regarding our stabilized communities at December 31, 2001 are summarized in the following table. The second phases of Preston Oaks, Plantation Trace and Addison Place are described separately for this purpose. (Rosewood Plantation and Crestmark are omitted due to their sales in January 2001 and July 2001, respectively.) Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy of the applicable community calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized because the applicable community was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period. Throughout this table, "N/A" means "not applicable," i.e., no unit in the community was available to be occupied during the relevant year.

                                        Physical Occupancy Rate                 Average Effective Annual Rental Rates
                                        -----------------------                 -------------------------------------
                 Month                                                        1997                1998                1999
               Completed                                                -----------------    -----------------   ---------------
                Initial                                                  Per       Per        Per       Per       Per      Per
  Community     Leaseup     1997    1998    1999    2000      2001       Unit     Sq. Ft.     Unit     Sq. Ft.    Unit    Sq. Ft.
  ---------    ---------    ----   -----    ----    ----      ----      ------    -------    ------    -------    ----    -------
Plantation          9/90     93%    94%      90%    93.7%     90.0%     $  867     $0.69     $  867     $0.69     $956    $0.71
Trace

Plantation         11/98    N/A     92%*    N/A      N/A       N/A      $1,171*    $0.72*    $1,171*    $0.72*     N/A      N/A
Trace
Phase II (1)

River Oaks          2/93     96%    98%      93%    97.3%     94.0%     $  910     $0.71     $  910     $0.71     $930    $0.73

Preston Oaks        8/95     97%    98%      98%    98.2%     97.1%     $  981     $0.79     $  981     $0.79     $994    $0.82

Preston Oaks        7/98    N/A    100%*    N/A      N/A       N/A      $  799*    $0.83*    $  799*    $0.83*     N/A      N/A
Phase II (1)

Highland Park       3/96     96%    97%      97%    97.7%     94.0%     $  920     $0.75     $  920     $0.75     $950    $0.77

Bradford            8/98    N/A     94%*     93%    93.6%     94.1%     $  926*    $0.68*    $  926*    $0.68*    $949    $0.70
Creek

Addison Place       5/00    N/A    N/A      N/A     97.4%*    90.3%        N/A       N/A        N/A       N/A      N/A      N/A
Phase I

Addison Place        N/A    N/A    N/A      N/A      N/A      63.6%*       N/A       N/A        N/A       N/A      N/A      N/A
Phase II

                   Average Effective Annual Rental Rates
                   -------------------------------------
                        2000                 2001
                  -----------------    -----------------
                   Per       Per       Per        Per
  Community        Unit     Sq. Ft.    Unit      Sq. Ft.
  ---------       ------    -------    ------    -------
Plantation        $  994     $0.74     $1,030     $0.77
Trace

Plantation           N/A       N/A        N/A       N/A
Trace
Phase II (1)

River Oaks        $  953     $0.75     $  983     $0.77

Preston Oaks      $1,038     $0.86     $1,079     $0.89

Preston Oaks         N/A       N/A        N/A       N/A
Phase II (1)

Highland Park     $  986     $0.80     $1,023     $0.83

Bradford          $  987     $0.73     $1,024     $0.76
Creek

Addison Place     $1,288*    $0.76*    $1,335     $0.79
Phase I

Addison Place        N/A       N/A     $1,148*    $0.81*
Phase II

(1) Plantation Trace Phase II completed its lease-up phase in November 1998 and Preston Oaks Phase II completed its lease-up in August 1998. Beginning with 1999, both phases of Plantation Trace and Preston Oaks are combined.

         As described below, our Atlanta communities are located in Gwinnett and Fulton counties and four submarkets, or geographic areas, within these counties. We also have one community in Charlotte and one in Palm Beach County, Florida. The Charlotte community now under construction in Charlotte and St. Andrews at the Polo Club are described after the Georgia properties. Each heading identifies the community or communities within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC. As of the date of this report, the ARC has not updated its database for 2001, and we are using data from the year ended December 31, 2000. As noted above, we believe employment in metropolitan Atlanta decreased during 2001. Multiple communities are located in each of the Duluth and Perimeter Center/North Springs submarkets; thus those communities compete not only with unaffiliated apartment communities but also with each other.

GWINNETT COUNTY

         Gwinnett County was one of the fastest growing counties in the U.S. in the 1980's, and from 1985 until 1990 it ranked first in the nation in growth among counties with a population of more than 100,000. Since 1990, Gwinnett's population has increased 59% to 562,300. Gwinnett's strong employment base, transportation networks, excellent public education system and affordable home prices contribute to the county's remarkable growth. Gwinnett is home to approximately 235 international firms, over 750 manufacturing and 758 high technology firms that generate many of its 339,060 jobs. Since 1990, Gwinnett has added 187,060 jobs, which is second only to Fulton County in the Atlanta region. The average household income of the county is approximately $78,000. Gwinnett County is home to our communities located in the City of Duluth and unincorporated Gwinnett.

     Duluth Area - Plantation Trace, River Oaks and Bradford Creek Communities

         Duluth. The City of Duluth is located in western Gwinnett County and is home to our Plantation Trace, River Oaks and Bradford Creek communities. Duluth has exceeded even Gwinnett County as a whole in percentage of population growth; based on estimates, its population has increased more than 200% since 1990. Duluth is located just west of I-85 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

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

         Plantation Trace has a variety of floor plans, including 28 one bedroom units ranging from 901 to 929 square feet, 48 two bedroom standard and 66 two bedroom roommate units ranging from 1,228 to 1,298 square feet and 40 three bedroom units ranging from 1,471 to 1,494 square feet. Phase II contains 7 one bedroom units of approximately 966 square feet each, 6 two bedroom units of approximately 1,433 square feet each, 18 two bedroom townhouses of approximately 1,490 square feet each, 12 three bedroom townhouses of approximately 1,948 square feet each, 7 four bedroom townhouses of approximately 2,314 square feet each and 33 garages of 200 square feet each. The weighted average unit size is 1,340 square feet. As of December 31, 2001, rental rates ranged from $795 to $1,800 per month, with a weighted average monthly rent of $1,043 per unit and $0.78 per square foot. Local real estate taxes were

$168,000 in 2001. The physical occupancy rate for the entire Plantation Trace community as of December 31, 2001 was 82.2%.

         River Oaks. River Oaks, which was completed in 1992, consists of 22 two and three story Charleston-style brick and wood sided buildings located on a
31.6 acre site on Pleasant Hill Road adjacent to the Chattahoochee River to the west and the Plantation Trace community to the east. The River Oaks community, with its traditional architecture and landscaped grounds, features a large clubhouse with a fitness center, two lighted tennis courts, sand volleyball court, multi-station playground, free-form swimming pool, stone paver pool deck and whirlpool spa. In addition to upscale amenities, River Oaks offers such interior features as nine foot ceilings, crown molding, garden tubs, pickled pine cabinetry in the kitchen and bath, marble vanity tops, fireplaces and vaulted ceilings in select units, designer wallcoverings and full laundry rooms with washer and dryer connections.

         River Oaks has a variety of floor plans, including 40 one bedroom units at approximately 907 square feet, 32 two bedroom roommate units, 24 two bedroom deluxe units, 48 two bedroom standard units ranging from 1,276 to 1,309 square feet and 72 three bedroom units with approximately 1,457 square feet. The weighted average unit size is 1,278 square feet. As of December 31, 2001, the community was 93.1% occupied, and rental rates ranged from $850 to $1,095 per month, with a weighted average monthly rent of $996 per unit and $0.78 per square foot. Local real estate taxes were $202,000 in 2001.

         Bradford Creek. Bradford Creek, which was completed in 1998, consists of 9 two and three story buildings located on an approximately 22.5 acre property near the southeast corner of Peachtree Industrial Boulevard and Howell Ferry Road in Duluth, approximately one-mile southeast of Plantation Trace and River Oaks. The Bradford Creek community, with its unique mountain lodge architecture and traditional landscaping, features a large clubhouse with a fitness center, clubroom, laundry room, two lighted tennis courts, free-form swimming pool, stone paver pool deck, a 12-acre nature area, a courtyard highlighted by a water fountain and a gated entrance. In addition to the upscale amenities, Bradford Creek offers such interior features as nine foot ceilings and a computer room in select units, crown moldings, garden tubs, white raised-panel cabinetry in the kitchen and bath, marble vanity tops, breakfast bars, designer wallcoverings and full laundry rooms with washer and dryer connections. Each building was constructed using cobblestone and vinyl siding and offers private patios or balconies along with gables and varying paint colors.

         Bradford Creek contains 28 one bedroom units of approximately 990 square feet each, 46 two bedroom standard units of approximately 1,302 square feet each, 47 two bedroom roommate units of approximately 1,344 square feet each and 59 three bedroom units of approximately 1,579 square feet each. The weighted average unit size is 1,355 square feet. As of December 31, 2001, the community was 94.1% occupied, and rental rates ranged from $860 to $1,145 per month, resulting in a weighted average monthly rent of $1,036 per unit and $0.76 per square foot. Local real estate taxes were $178,000 in 2001.

     Unincorporated Gwinnett - Veranda Chase (formerly Old Norcross)

         The Veranda Chase community is located on a 35.3 acre site at the intersection of Old Norcross Road and Herrington Road in unincorporated Gwinnett County near the western Lawrenceville area. This community will have 250 garden-style apartments. The site for the community is located near I-85, GA-316 and Gwinnett Place Mall, an 1,100,000 square foot regional mall. We estimate the total construction cost of this project to be approximately $21,250,000, which we are financing with a $17,000,000 construction loan that we obtained in 2001.

         Veranda Chase will have 73 one-bedroom units of approximately 970 square feet each, 45 two bedroom standard units of approximately 1,334 square feet each, 66 two-bedroom roommate units of approximately 1,378 square feet each, and 66 three-bedroom units of approximately 1,633 square feet each. The weighted average unit size is 1,318 square feet. Leasing activity started on March 8, 2002, and as of March 25 we have nine leases with the first residents expected to take occupancy in May 2002. Rental rates range from $840 to $1,165 per month, resulting in a weighted average monthly rent of $989 per unit and $0.75 per square foot. We expect to substantially complete construction of Veranda Chase by the end of the third quarter in 2002. The community includes details such as stacked stone accents, traditional siding and oversized porches in each unit. Amenities include a clubhouse, exercise room with weight equipment, swimming pool, lighted tennis court, children's playground, extensive nature trails along beautiful streams and private wooded views.

FULTON COUNTY

         Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units and land area.

     Perimeter Center/North Springs Area - Preston Oaks. Highland Park and Northridge Communities

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

         Within this corridor is a large base of residential, commercial and office developments. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph's Hospital and Children's Healthcare of Atlanta. Perimeter Center encompasses office developments that exceed 18,500,000 square feet of space, with such upscale facilities as Ravinia, Northpark Town Center, Concourse and Perimeter Center Office Park. Several prominent companies such as Six Continents Hotels, Inc., UPS and Hewlett-Packard have located their worldwide or regional headquarters within the Perimeter Center area.

         This area, which includes portions of Fulton and DeKalb Counties, has an average household income of approximately $99,000, which is considerably higher than the metropolitan Atlanta average of $44,913. The median value of a single-family home in this area exceeds $200,000.

         Preston Oaks. Preston Oaks is a 213-unit garden apartment community that was completed in two phases: a 189-unit first phase in August 1995 and a 24-unit second phase in 1998. Preston Oaks consists of nine two and three story buildings located on Mt. Vernon Highway in the Perimeter Center area. The traditional architecture consists of stacked stone and vinyl siding incorporating details of gabled roofs, Palladian windows, columns and bay windows.

         The community is located on an 11.5-acre site and features extensive landscaping. The amenities are similar to those of our other existing communities, with custom swimming pool, lighted tennis court, fitness center with individual workout stations and a large clubhouse. Interior features include garden tubs, oversized walk-in closets, pickled pine cabinetry in the kitchen and bath, crown molding, mirrored walls and chair railing in the dining rooms. Phase one consists of 36 one-bedroom units, 92 two-bedroom units and 61 three-bedroom units. Phase two consists of 24 one bedroom apartment units with 902 square feet each. The weighted average unit size is 1,207 square feet.

         Preston Oaks is conveniently located less than one mile from Perimeter Mall, a 1,200,000 square foot regional mall, and in close proximity to the area's numerous office developments. Several stand-alone restaurants and major retail centers either exist or are being developed near the community.

         As of December 31, 2001, Preston Oaks was 96.7% occupied, and its rental rates ranged from $915 to $1,275 per month, resulting in a weighted average monthly rent of $1,093 per unit and $0.91 per square foot. Local real estate taxes were $226,000 in 2001.

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

         Highland Park has 42 one-bedroom units with 902 square feet, 32 two bedroom standard units with 1,225 square feet, 62 two-bedroom roommate units with 1,285 square feet and 52 three bedroom units with 1,440 square feet. The weighted average unit size is 1,232 square feet.

         The buildings are of a traditional design with stacked stone accents and vinyl siding with the facades varying from building to building. Exterior features include gables, bay windows, various paint colors with white trim and private patios or balconies. Extensive landscaping includes mature trees, flowers and shrubbery. The interiors feature crown molding in the living/dining rooms, designer wallcoverings, separate laundry rooms, breakfast bars, garden tubs and private balconies. Recreational amenities include a swimming pool, tennis court and fitness center.

         As of December 31, 2000, Highland Park was 88.5% occupied, and its monthly rental rates ranged from $865 to $1,175 per month, resulting in a weighted average monthly rent of $1,037 per unit and $0.84 per square foot. Local real estate taxes were $189,000 in 2001.

         Northridge. The Northridge community will be located on a 10.7 acre site located adjacent to the Highland Park community. We intend to construct a 220-unit upscale apartment community consisting of one and two bedroom apartments with covered parking for residents. We expect to start construction by the end of 2002, and we estimate the total cost to be approximately $24 million.

     Alpharetta Area - Addison Place and East Fox Court Communities

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

         Addison Place Phases I and II. Addison Place is a 403-unit community located on Abbotts Bridge Road near the intersection of Abbotts Bridge and Jones Bridge roads. The first phase contains 118 townhouses consisting of 60 two bedroom townhouses of approximately 1,497 square feet each and 58 three bedroom townhouses of approximately 1,903 square feet each. The second phase of Addison Place contains 285 garden-style apartment homes. It includes 11 different floor plans, including 60 one bedroom units ranging from 765 to 1,034 square feet, 147 two bedroom units ranging from 1,150 to 1,550 square feet, 58 three bedroom units at approximately 1,706 square feet and 20 four bedroom units at approximately 2,074 square feet, along with 40 direct-entry garages. The weighted average unit size is 1,498 square feet. The buildings are of a traditional design with stacked stone accents, brick and vinyl siding. The community features two swimming pools, a modern fitness and exercise facility, a business center, men's and women's saunas and a playground.

         As of December 31, 2001, Addison Place was 68.8% occupied, and its monthly rental rates ranged from $760 to $1,875 per month, with a weighted average monthly rent of $1,197 per unit and $0.80 per square foot. Local real estate taxes were $326,000 in 2001.

         East Fox Court. The East Fox Court community is zoned for 80 townhouse units and will be located on approximately 9.5 acres at the corner of Jones Bridge Road and East Fox Court, across Jones Bridge Road from Addison Place.

CHARLOTTE, NORTH CAROLINA

         The following information is based on statistics and estimates published by the Charlotte Chamber of Commerce. Between 1990 and 2000, Charlotte's population grew by 33.2%, which was well above the national estimated growth rate of 10%. Since 1988, employment in Charlotte has grown 24%. Nine of the nation's top 200 banks operate in Charlotte, including Bank of America, N.A. and Wachovia Corporation (formerly First Union Corporation). Other major employers include Carolinas Healthcare System, Charlotte-Mecklenburg School System, Duke Energy Corporation and USAirways. Additionally, nearly 300 of the nation's largest industrial and service corporations listed by FORTUNE magazine have facilities in the area.

         Charlotte. The Charlotte community will be located on a 23.8-acre site at the intersection of Lancaster Highway (old NC-521) and John J. Delaney Drive in the Ballantyne area, the largest mixed-use development in Mecklenburg County. This community will have 319 garden-style apartments. The Charlotte community will consist of 110 one-bedroom units ranging from 766 square feet to 1,030 square feet, 143 two-bedroom units ranging from 1,144 square feet to 1,550 square feet, 48 three-bedroom units at 1,783 square feet and 18 four-bedroom units at 2,081 square feet, along with 36 direct-entry garages. The weighted average unit size is 1,289 square feet. We estimate the cost of construction on this development to be approximately $30,600,000, of which $24,000,000 is being funded with a construction loan that we obtained in February 2002. The community is located near I-485 and I-77, which offers convenient access to downtown Charlotte and I-85.

PALM BEACH COUNTY, FLORIDA - ST. ANDREWS AT THE POLO CLUB

         According to Decisionmark Corporation, Palm Beach County is the third most populated county in Florida behind Dade and Broward counties to the south. The population of Palm Beach County grew from 863,000 in 1990 to 1,060,000 in 2000, a 23% increase. It is considered the most affluent county in Florida, with a median household income of $59,000. West Palm Beach and Boca Raton are the two largest cities in the county, with the downtown West Palm Beach area undergoing a multi-billion dollar renaissance, which includes the recently completed mixed-use project City Place.

         St. Andrews at the Polo Club. St. Andrews at the Polo Club community is located on a 13.7-acre site adjacent to the Palm Beach Polo and Country Club in Wellington, Palm Beach County, Florida. The property is conveniently located 1.5 miles from The Mall at Wellington Green, a new 1.3 million square foot regional mall that opened in October 2001. The 200-unit community includes 160 garden apartments and 40 townhouse units, and each of the 200 units has its own garage. The interiors of each apartment include luxurious features such as nine- and ten-foot-high ceilings, wood-burning fireplaces, crown molding, glass-enclosed showers and a top of the line General Electric appliance package. Amenities for the residents include a swimming pool, spa and gazebo bar area, business center, indoor racquetball court, lighted tennis court and clubhouse with a fitness center.

         The unit mix includes 80 two bedroom garden apartments ranging from 1,223 square feet to 1,404 square feet, 80 three bedroom garden apartments ranging from 1,492 square feet to 1,627 square feet, and 40 townhouses of approximately 1,427 square feet each. The weighted average unit size is 1,545 square feet. As of December 31, 2001, the property was still in its lease-up phase and was 78% occupied. Rental rates ranged from $1,160 to $1,805 per month, resulting in a weighted average monthly rent of $1,441 per unit and $0.93 per square foot.

         The table on the following page summarizes the amenities of each of the existing communities and Veranda Chase and Charlotte, which are now under construction.

                     SUMMARY OF AMENITIES OF THE COMMUNITIES

                                                                                           CLUB-
                     PATIO,      WASHER                                                    HOUSE
                     PORCH       & DRYER     GARDEN      FIRE-    VAULTED      SWIMMING    FITNESS     WHIRL-   CAR
   COMMUNITY        BALCONY     HOOK-UPS      TUBS      PLACES*  CEILINGS*       POOL      CENTER      POOL     WASH
   ---------        -------     --------     ------     -------  ---------     --------    -------     ------   ----

Existing Communities:

Plantation            Yes          Yes       Yes(1)     Yes(2)      Yes           Yes          Yes       Yes     Yes
Trace


River Oaks            Yes          Yes         Yes       Yes        Yes           Yes          Yes       Yes     Yes


Preston Oaks          Yes          Yes         Yes        No        Yes           Yes          Yes       No      Yes

Highland              Yes          Yes         Yes        No        Yes           Yes          Yes       No      Yes
Park

Bradford Creek        Yes          Yes         Yes        No        Yes           Yes          Yes       No      Yes

Addison Place         Yes          Yes         Yes        No        Yes           Yes           No       No      Yes


St. Andrews at        Yes          Yes         Yes       Yes        Yes           Yes          Yes       Yes     No
The Polo Club

Communities Under Construction:

Charlotte             Yes          Yes         Yes       Yes         No           Yes          Yes       No      Yes


Veranda Chase         Yes          Yes         Yes        No        Yes           Yes          Yes       No      Yes

                                  SAND
                       TENNIS     VOLLEY-     PLAY-     LAUNDRY
   COMMUNITY          COURT(S)     BALL      GROUND      ROOM           OTHER
   ---------          --------    -------    ------     -------    ----------------
Existing Communities:

Plantation                Yes      Yes         Yes        Yes       Riverfront.
Trace                                                               Lake, Nature
                                                                    Preserve

River Oaks                Yes      Yes         Yes        Yes       Riverfront,
                                                                    Nature Preserve

Preston Oaks              Yes       No         No         Yes

Highland                  Yes       No         No         Yes
Park

Bradford Creek            Yes       No         No         Yes       Nature Preserve

Addison Place             Yes       No         Yes        Yes       Lake,
                                                                    Nature Trail

St. Andrews at            Yes       No         No         Yes       Located next to
The Polo Club                                                       golf course

Communities Under Construction:

Charlotte                 Yes       No         No         Yes       Walking Trail,
                                                                    Two Lakes

Veranda Chase             Yes       No         Yes        Yes       Nature Trail

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

         Plantation Trace, River Oaks and Bradford Creek. The Duluth submarket, which we consider to include the area within a two mile radius from these communities, currently consists of approximately 17 multifamily communities, including River Oaks, Plantation Trace and Bradford Creek. Although the Bridgewater apartment community - which was previously developed and sold by an affiliate of Mr. Roberts - is located more than two miles from Plantation Trace, it is also included in the Duluth market area because it offers units with attached garages and its architecture and amenities are similar to Plantation Trace. Of the approximately 17 existing communities in the area, five were completed in the last four years, including Bradford Creek and the second phase of Plantation Trace. Due to the quality of construction, age of the communities, type of amenities, resident profiles and rental rates, we believe that only nine of the other 14 communities are in direct competition with Plantation Trace, River Oaks and Bradford Creek.

         Preston Oaks. We believe that the north central Perimeter multifamily submarket includes the area within a two-mile radius around this community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south, and it currently consists of approximately 26 multifamily communities, including Preston Oaks. Of the 25 other existing communities in the market area, only six were built before 1983. The remaining 19 communities range from approximately three to ten years of age. We believe that Preston Oaks competes with all 25 of these communities.

         Highland Park and Northridge. We believe the North Springs multifamily submarket includes the area within an approximately two-mile radius around this community. It is generally bounded by the Chattahoochee River to the north and west, Georgia 400 to the east and Dalrymple Road to the south, and currently consists of 34 communities, including Highland Park. Of the approximately 34 existing communities in the market area, only five have been built since 1989. The remaining communities range in age from 14 years to over 20 years. We believe Highland Park will draws residents from all of the other 33 communities located in the market area, but only 11 of the 33 communities will compete closely with Highland Park.

         Addison Place. We believe the Alpharetta multifamily submarket includes the area within an approximately two-mile radius around the Abbotts Bridge community. It is generally bounded by the Chattahoochee River to the east, Old Alabama to the south, Georgia 400 to the west and Windward Parkway to the north, and it currently consists of approximately 15 communities, including Addison Place. We believe that Addison Place draws residents from all of the approximately 14 other communities located in the market area, which will compete closely with Addison Place.

         Veranda Chase. We believe the Veranda Chase multifamily submarket includes the area within an approximately two-mile radius around the Veranda Chase community. It is generally bounded by Herrington Road to the east, Club Drive to the south, Steve Reynolds Boulevard to the west and Sugarloaf Parkway to the north and east, and it currently consists of approximately 24 communities, including Veranda Chase. We believe that Veranda Chase will draw residents from all of the approximately 23 other communities located in the market area, but due to their amenities, quality of construction and resident profile, only 15 of the 23 other communities will compete closely with Veranda Chase.

         Charlotte. We consider the Charlotte multifamily submarket to include the area within an approximately two-mile radius around the community. It is generally bounded by the Providence Road to the east, Providence Road West to the south, Lancaster Highway (old NC-521) to the west and I-485 to the north, and it currently consists of approximately nine communities, including our community. We believe that once construction of our Charlotte community is complete, it will draw residents from all of the approximately eight other existing communities located in the market area and will compete with the four communities under construction in the market area.

         St. Andrews at the Polo Club. We consider the West Palm Beach County submarket to include the area within an approximate three mile radius around the community. It is generally bordered by the Florida Turnpike to the east, Lake Worth Road to the south, and Okechobee Road to the north. The submarket consists of six existing apartment communities (including ours), and one new community currently under construction. Of our six competitors, four were built during the last five years. We expect St. Andrews will complete with five of the six communities in its market area.

SUMMARY OF DEBT SECURED BY OUR PROPERTIES

         Please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Summary Schedule, for an explanation of our current debt structure, including for each loan: the principal balance at March 25, 2002 and at its scheduled maturity, interest rate, maturity date, amortization schedule and monthly principal and interest payment. Although in previous years we have included much of that information in this Item of our annual report, we believe that it is more appropriate to include this year's expanded summary in our discussion of our liquidity and capital resources.

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

         As described above in Item 1, Description of Business - Growth Strategies - Development Strategy, four other multifamily apartment communities that are anticipated to total 869 apartment homes are in the development or construction stage. See Item 13, Certain Relationships and Related Transactions
- Payments to the Roberts Companies - Pending Transactions with Affiliates of Mr. Roberts, for more information about the development and construction of these communities.

OTHER REAL ESTATE ASSETS

         In addition to the communities, we also own a retail center and a corporate office building, both of which are under construction. Addison Place Shoppes is a 42,090 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in Alpharetta, Georgia and located directly in front of our Addison Place apartment community. We intend to enter into a cost plus 5% contract with Roberts Construction to build the Addison Place Shoppes, which we expect to be completed by the third quarter of 2002.

         On June 28, 2001, we acquired a partially constructed office building located adjacent to our Highland Park community and to our Northridge land on which we are developing a new community. The three story, 39,907 square foot building will serve as our corporate headquarters, and we will lease the remaining space to Roberts Properties, Roberts Construction and unaffiliated tenants. We have entered into a fixed cost contract with Roberts Construction to construct the building for $4,670,000, of which $1,616,000 was incurred at closing. We also intend to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will construct the building and the tenant finish work for cost. We expect to start leasing during the third quarter of 2002 and to substantially complete construction of the office building by October 2002.

         See Item 13, Certain Relationships and Related Transactions - Payments to the Roberts Companies - Pending Transactions with Affiliates of Mr. Roberts, for more information about the development and construction of these projects.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither Roberts Realty, the operating partnership nor the communities are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock trades on the American Stock Exchange, or AMEX, under the symbol "RPI." The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX during 2000 and 2001, as well as the quarterly dividends declared per share:

                                                                                              Dividends
                            Quarter Ended                    High              Low            Declared
                            --------------                  -----             ------          ---------
        2001
                            First Quarter                   $8.06             $7.875           $0.11
                            Second Quarter                   8.29              7.75             0.11
                            Third Quarter                    8.88              7.99             0.11
                            Fourth Quarter                   8.49              6.25             0.00*

        2000
                            First Quarter                    7.6875            6.5625           0.1350
                            Second Quarter                   7.1250            6.5625           0.3850**
                            Third Quarter                    7.7500            7.1250           0.1100
                            Fourth Quarter                  $7.9375           $7.6875          $0.1100

          * The fourth quarter of 2001 dividend was suspended.
         ** Includes a special dividend of $0.25 per share.

         On March 25, 2002, there were approximately 443 holders of record of the common stock.

         As of March 25, 2002, we had 4,916,682 shares outstanding. In addition, 2,303,747 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Description of Business - The Operating Partnership. There is no established public trading market for the units. As of March 25, 2002, the operating partnership had 259 unitholders of record.

         We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of the board of directors and will be equal in amount for each unit and share. We and the operating partnership declared quarterly distributions for 2001 that totaled $0.33 per share/unit per annum. Approximately 42.53% of those 2001 distributions represented ordinary income, 14.74% represented capital gain and the remaining 42.73% represented a return of capital.

         On November 29, 2001 our board of directors announced, in a press release and an attached letter to our shareholders, that the board had suspended payment of our quarterly dividend for the fourth quarter of 2001 and the first quarter of 2002. Mr. Roberts stated in the press release: "The widespread effects of the September 11th tragedies have quickly contributed to a significant downturn in an already weak economy. The lack of job growth in Atlanta coupled with substantial layoffs has produced lower than expected occupancy levels throughout the Atlanta apartment market. Due to these unforeseen economic events and rising unemployment, our occupancy has declined from 94% to 87% during the last few months." The press release also explained that:

         - in addition to experiencing lower occupancy at its existing properties, we are in the middle of a major growth program that was started twelve months ago;

         - we see this as a temporary problem that will begin to correct itself as we complete the lease-up of Addison Place and St. Andrews at the Polo Club, and as our new properties under construction start to generate positive cash flow; and

         - we are implementing a more aggressive leasing, advertising and marketing effort in order to address our occupancy problems.

We continue to believe the statements in the press release are accurate. Our board of directors has not made a decision regarding the resumption of the quarterly dividend.

         We and the operating partnership declared quarterly distributions for 2000 that totaled $0.7400 per share/unit per annum, including a special distribution of $0.25 per share/unit in June 2000 as a result of the sale of our Ivey Brook community. Approximately 23.85% of those 2000 distributions represented ordinary income, 57.14% represented capital gain and the remaining 19.01% represented a return of capital.

         To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet those distribution requirements.

         During the fourth quarter of 2001, we issued a total of 7,567 shares of restricted common stock to nine employees as incentive compensation. The restrictions on transfer lapse at specified dates ranging between three and four years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

OPERATING DATA:
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                             YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
                                                                            2001        2000        1999        1998        1997
                                                                           -------     -------     -------     -------     -------
OPERATING DATA:
Revenues:
Rental operations                                                          $17,070     $18,768     $18,163     $16,521     $16,831
Other operating income                                                       1,155       1,410       1,221         833         741
                                                                           -------     -------     -------     -------     -------

Total revenues                                                              18,225      20,178      19,384      17,354      17,572
                                                                           -------     -------     -------     -------     -------

Expenses:
Property operating and maintenance expense (exclusive of
   depreciation and amortization) (1)                                        6,125       6,759       6,688       6,192       5,504
Depreciation of real estate assets                                           5,501       5,463       5,529       5,017       5,708
Management fees to related party (2)                                             0           0           0           0         211
Interest expense                                                             5,086       4,951       5,244       4,555       4,670
Interest income                                                               (263)       (214)       (159)       (384)       (395)
Amortization of deferred financing costs                                       219         209         219         139         122
Other amortization expense                                                       0           0          11          52          65
General and administrative expense                                           1,732       2,197       1,964       1,727       1,714
Acquisition of Roberts Properties Management, LLC (3)                            0           0           0           0       5,900
Loss on disposal of assets                                                      27          83          81          94         156
                                                                           -------     -------     -------     -------     -------

Total expenses                                                              18,427      19,448      19,577      17,392      23,655
                                                                           -------     -------     -------     -------     -------

INCOME  (LOSS) BEFORE MINORITY INTEREST, GAINS ON SALE
   OF REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                              (202)        730        (193)        (38)     (6,083)
MINORITY INTEREST OF UNITHOLDERS
   IN THE OPERATING PARTNERSHIP                                                 66        (246)         70          15       2,646
INCOME  (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE
   ASSETS AND EXTRAORDINARY ITEMS                                             (136)        484        (123)        (23)     (3,437)
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
   of unitholders in the operating partnership                               7,981       2,416       1,023       1,218       1,012

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                                     7,845       2,900         900       1,195      (2,425)
EXTRAORDINARY ITEMS, loss on early extinguishments of debt, net
of minority interest of unitholders in the operating partnership (4)          (405)        (68)       (184)       (487)       (184)
                                                                           -------     -------     -------     -------     -------

Net income (loss)                                                          $ 7,440     $ 2,832     $   716     $   708     $(2,609)
                                                                           =======     =======     =======     =======     =======

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Income (loss) before extraordinary items                                   $  1.61     $  0.59     $  0.19     $  0.26     $ (0.58)
Extraordinary items                                                          (0.08)      (0.01)      (0.04)      (0.11)      (0.04)
                                                                           -------     -------     -------     -------     -------
Net income (loss)                                                          $  1.53     $  0.58     $  0.15     $  0.15     $ (0.62)
                                                                           =======     =======     =======     =======     =======

Dividends declared (5)                                                     $0.3300     $0.7400     $1.0850     $0.5775     $0.5760

                                                                                                DECEMBER 31,
                                                                 ------------------------------------------------------------------
                                                                    2001         2000          1999          1998          1997
                                                                 -----------  -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
  Real estate assets, before accumulated depreciation            $   141,786  $   123,680   $   128,898   $   122,830   $   111,778
  Real estate assets, net of accumulated depreciation                120,323       99,619       107,869       105,916        98,337
  Total assets                                                       165,503      131,529       127,078       125,090       118,350
  Total debt                                                         120,581       93,690        88,850        79,973        67,951
  Minority interest of unitholders in the operating partnership       11,996       10,607        12,013        15,579        18,861
  Shareholders' equity                                                25,374       21,437        22,310        26,526        26,697

OTHER DATA:
  Cash flow provided from (used in):
  Operating activities                                           $     5,986  $     6,485   $     5,917   $     5,295   $     5,469
  Investing activities                                               (49,684)     (11,565)       (7,003)      (18,235)       (1,537)
  Financing activities                                                44,820        4,902        (1,347)        9,929            23
  Net increase (decrease) in cash and cash equivalents                 1,122         (178)       (2,433)       (3,011)        3,955
  Cash and cash equivalents, beginning of year                         1,495        1,673         4,106         7,117         3,162
  Cash and cash equivalents, end of year                               2,617        1,495         1,673         4,106         7,117

  Funds from operations (6)                                      $     5,326  $     6,276   $     5,417   $     5,114   $     5,746

  Weighted average common shares outstanding - basic               4,870,117    4,881,601     4,737,008     4,638,265     4,187,013
  Weighted average common shares outstanding - diluted             7,226,123    7,367,068     7,448,757     7,547,978     7,404,323

  Total stabilized communities (at end of year)                            5            8             9             9             9
  Total stabilized apartments (at end of year)                         1,029        1,633         1,779         1,778         1,756
  Average physical occupancy (stabilized communities) (7)               93.3%        95.9%         93.7%         96.3%         95.4%

------------------------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses (real estate taxes include an adjustment of $588,000 in 1997 to reduce estimated property tax accruals for two properties that received favorable tax assessments).
(2) Because we acquired Roberts Properties Management, LLC on April 1, 1997, we paid no management fees to a related party after April 1, 1997; however, we incurred additional general and administrative expenses as a result of managing our properties internally.
(3) On April 1, 1997, we acquired Roberts Management, the property management company that managed our multifamily apartment communities since our inception. The operating partnership issued 590,000 units valued at $10.00 per unit or $5,900,000 to purchase Roberts Management. We manage our own properties using Roberts Management's property management systems and the property management personnel formerly employed by Roberts Management. Although we no longer pay 5% of gross property revenues to Roberts Management for property management services, we do bear the actual overhead cost of managing the properties internally. Because Roberts Management, a related party, managed only properties we owned, the transaction was accounted for as the settlement of a contract and expensed for the year ended December 31, 1997.
(4) The extraordinary items resulted from costs associated with the early extinguishment of indebtedness. The extraordinary items have been reduced by the portion related to the minority interest of the unitholders.
(5) We began paying dividends and distributions on our common stock and units beginning on April 15, 1996.
(6) Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles in the United States ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management's discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders. We did not use the current NAREIT definition of FFO to compute the 1997 figure. The 1997 figure was calculated using the old NAREIT definition of FFO which excluded non-recurring items.
(7) Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At December 31, 2001, we owned five completed and stabilized multifamily apartment communities, consisting of 1,029 apartment homes and two other completed communities consisting of 603 apartment homes. Also, we have an additional 789 apartment homes under construction, which when completed, will increase the size of our portfolio 48% from 1,632 to 2,421 apartment homes.

         As part of our business plan and growth strategy, we sold our 117-unit Bentley Place community in August 1999. Our decision to sell this community was based on its age and location in a market that is not included in our long-term growth strategy. We sold our 146-unit Ivey Brook community in June 2000 and our 152-unit Rosewood Plantation community in January 2001. Our decisions to sell these two communities were based on their small size and our decision to redeploy the net cash proceeds into new properties where we expect the yield and long-term growth to be greater.

         Between February 2001 and June 2001, we used the proceeds from the sale of Rosewood Plantation plus loan proceeds to purchase two parcels of undeveloped land, a partially constructed retail center and a partially constructed office building for a total of approximately $13.4 million as part of a Section 1031 tax-deferred exchange. We are developing and intend to build a 220-unit community in north Atlanta, and we own a 9.5-acre site that is zoned for 80 townhouses and located directly across from Addison Place. In April 2001, we began construction on Addison Place Shoppes, a 42,090 square foot retail center located at the entrance of our Addison Place apartment community. We anticipate finishing construction of our office building in October 2002 and intend to use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Roberts Construction and unaffiliated tenants.

         We sold Crestmark on July 11, 2001 and reinvested the proceeds on November 6, 2001 through a Section 1031 tax-deferred exchange into the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida. St. Andrews at the Polo Club is completed and is in its initial lease-up phase. This exchange redeployed our equity from Douglasville, Georgia, into Palm Beach County, Florida, a substantially stronger growth market. We expect to complete the lease-up of St. Andrews at the Polo Club during the second quarter of 2002. While the acquisition of St. Andrews at the Polo Club is negatively impacting our cash flow in the short-term, we believe it will greatly improve the overall asset quality of our portfolio and enhance our long-term cash flow.

         In the third quarter of 2001, our occupancy and cash flow weakened quicker than we expected. Given the current economic slowdown and the events of September 11, 2001, we expect to face a difficult and uncertain market through at least the second quarter of 2002. As of December 31, 2001, our average stabilized occupancy was 90.7%, and we were offering rent concessions to compete in the softening market. We cannot offer any assurances regarding the effects of the recession on our business or when multifamily market conditions might improve. To the extent that the recession continues and perhaps worsens, particularly in our primary market of Atlanta, our business, operating results and liquidity will be affected adversely.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         For the year ended December 31, 2001, we recorded net income of $7,440,000 or $1.53 per share compared to net income of $2,832,000 or $0.58 per share for the year ended December 31, 2000 and net income of $716,000 or $0.15 per share for the year ended December 31, 1999. The $4,608,000 increase in net income from $2,832,000 in 2000 to $7,440,000 in 2001 is due primarily to the following:

(a) increases in the gain on sale of real estate assets net of minority interest of $5,188,000 from the sale of Rosewood Plantation on January 4, 2001 and $2,793,000 from the sale of Crestmark on July 11, 2001 compared to the $2,285,000 gain on the sale of Ivey Brook in June 2000;

(b) an increase in interest income from $214,000 to $263,000 due to the interest earned on the Rosewood and Crestmark sales proceeds;

(c) a decrease of $634,000 in property operating expenses (excluding depreciation and general and administrative expenses) mainly due to the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001, offset by increased expenses due to the completion of Addison Place Phase II in September 2001, the stabilization of Addison Place Phase I in July 2000 and the purchase of St. Andrews at the Polo Club in November 2001;

(d)      a $465,000 decrease in general and administrative expenses;

(e)      a $56,000 decrease in the loss on disposal of assets;

(f) a $393,000 increase in operating revenues due to the purchase of St. Andrews at the Polo Club in November 2001;

(g)      an $84,000 increase in same-property operating revenues; and

(h)      a $1,828,000 increase in operating revenues at Addison Place;

         offset by:

(i) a $43,000 increase in same-property operating expenses from 2000 to 2001;

(j) a $4,266,000 decrease in operating revenues due to the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001;

(k) increased depreciation expense due to the completion of Addison Place Phase II in September 2001, the purchase of St. Andrews at the Polo Club in November 2001, offset by the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001; and

(l)      higher interest expense due to:

         - the refinancing of Preston Oaks for a higher loan amount in February 2001;

         -        construction loan interest on Addison Place Phase II in 2001;

         - the purchase of St. Andrews at the Polo Club in November 2001; offset by

         - the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001; and

         - an increase in construction period interest due to having more properties under construction in 2001 than in 2000.

         The $2,116,000 increase in net income from $716,000 in 1999 to $2,832,000 in 2000 is due primarily to the following:

(a)      Addison Place Phase I becoming stabilized on July 1, 2000;

(b) a $161,000 increase in water revenue from $357,000 in 1999 to $518,000 in 2000;

(c) lower interest expense as a result of a decrease in total debt due to the sale of Ivey Brook in June 2000 and an increase in construction period interest due to having more properties under construction in 2000 than in 1999;

(d) the increase in the gain on sale of real estate assets due to the sale of Ivey Brook in June 2000 compared to the gain on the sale of Bentley Place in August 1999; and

(e) the increase in average stabilized occupancy from 93.7% in 1999 to 95.9% in 2000;

         offset by:

(f)      higher general and administrative costs; and

(g) a $135,000 increase in personnel costs from $1,785,000 in 1999 to $1,920,000 in 2000.

Our operating performance for all communities is summarized in the following table:

                                                 YEAR ENDED DECEMBER 31,                      YEAR ENDED DECEMBER 31,
                                           -------------------------------------         -------------------------------------
(dollars in thousands)
                                                                             %                                            %
                                             2001            2000         CHANGE          2000             1999         CHANGE
                                           -------         -------        ------         -------         -------        ------

Total operating revenues                   $18,225         $20,178          (9.7)%       $20,178         $19,384          4.1%
Property operating expenses (1)            $ 6,125         $ 6,759          (9.4)%       $ 6,759         $ 6,688          1.1%
General and administrative expenses        $ 1,732         $ 2,197         (21.2)%       $ 2,197         $ 1,964         11.9%
Net operating income (2)                   $12,100         $13,419          (9.8)%       $13,419         $12,696          5.7%
Depreciation of real estate assets         $ 5,501         $ 5,463           0.7%        $ 5,463         $ 5,529         (1.2)%
Average stabilized occupancy (3)              91.3%           95.9%         (4.6)%          95.9%           93.7%         2.2%
Operating expense ratio (4)                   33.6%           33.5%          0.1%           33.5%           34.5%        (1.0)%

---------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

(2) Net operating income is equal to total operating revenues minus property operating expenses.

(3) Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following properties only through the dates shown, which are the dates we sold each respective property: (a) Rosewood Plantation only through January 4, 2001; (b) Crestmark only through July 11, 2001; (c) Ivey Brook only through June 23, 2000; and (d) Bentley Place only through August 23, 1999.

(4) Represents the total of property operating expenses divided by property operating revenues, expressed as a percentage.

         Our 2001 same-property operating performance, when compared to 2000, includes a 0.7% increase in operating revenues, an 0.5% increase in net operating income, a 2.8% decrease in average occupancy from 96.1% to 93.3% and a 3.3% decline in our lease renewal percentage. Same-property results for the five communities that were fully stabilized during both years ended December 31, 2001 and 2000 (Bradford Creek, Highland Park, River Oaks, Plantation Trace and Preston Oaks) are summarized in the table below.

         Our 2000 same-property operating performance, when compared to 1999, includes a 7.1% increase in operating revenues, a 8.8% increase in net operating income, a 1.4% increase in average occupancy from 94.4% to 95.8% and a 2.8% decline in our lease renewal percentage. Same-property results for the seven communities that were fully stabilized during both years ended December 31, 2000 and 1999 (Crestmark, Bradford Creek, Highland Park, River Oaks, Rosewood Plantation and the first phases of Plantation Trace and Preston Oaks) are summarized in the following table:

                                                      YEAR ENDED DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                               -----------------------------------          -----------------------------------
(dollars in thousands)
                                                                               %                                            %
                                                 2001           2000         CHANGE           2000            1999        CHANGE
                                               -------         -------         ---          -------         -------         ---

Rental income                                  $11,632         $11,533         0.9%         $16,406         $15,450          6.2%
Total operating revenues                        12,366          12,282         0.7%          17,621          16,450          7.1%
Property operating expenses (1)                  4,033           3,990         1.1%           5,760           5,548          3.8%
Net operating income (2)                         8,333           8,292         0.5%          11,861          10,902          8.8%
Average stabilized occupancy (3)                  93.3%           96.1%       (2.8)%           95.8%           94.4%         1.4%

Operating expense ratio (4)                       32.6%           32.5%        0.1%            32.7%           33.7%        (1.0)%
Average monthly rent per apartment home        $ 1,028         $   992         3.6%         $   959         $   922          4.0%
Lease renewal percentage (5)                      53.4%           56.7%       (3.3)%           53.6%           56.4%        (2.8)%

---------

(1) Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

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

         The following discussion compares our statements of operations for the years ended December 31, 2001, 2000 and 1999.

         Property operating revenue decreased $1,953,000 or 9.7% from $20,178,000 for the year ended December 31, 2000 to $18,225,000 for the year ended December 31, 2001. The decrease in operating revenue is due primarily to the following:

         (a) a $4,266,000 decrease in operating revenues due to the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001;

                  offset by:

         (b) a $393,000 increase in operating revenues due to the purchase of St. Andrews at the Polo Club in November 2001;

         (c) a $1,828,000 increase in operating revenues at Addison Place due to the completion of Addison Place Phase II in September 2001 and the stabilization of Addison Place Phase I in July 2000; and

         (d)      an $84,000 increase in same-property operating revenue.

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

                  offset by:

         (e) the sale of Ivey Brook in June 2000 compared to the sale of Bentley Place in August 1999.

         Property operating expenses (excluding depreciation and general and administrative expenses) decreased $634,000 or 9.4% from $6,759,000 for the year ended December 31, 2000 to $6,125,000 for the year ended December 31, 2001. The decrease in property operating expenses is due primarily to the following:

         (a) a $1,383,000 decrease due to the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001;

                  offset by:

         (b)      a $43,000 increase in same-property expenses;

         (c) a $547,000 increase in property operating expenses due to the completion of Addison Place Phase II in September 2001 and the stabilization of Addison Place Phase I in July 2000; and

         (d) an increase of $153,000 in property operating expenses due to the purchase of the St. Andrews at the Polo Club community in November 2001.

         Property operating expenses (excluding depreciation and general and administrative expenses) increased $71,000 or 1.1% from $6,688,000 for the year ended December 31, 1999 to $6,759,000 for the year ended December 31, 2000. The increase in property operating expenses is due primarily to the following:

         (a) Addison Place Phase I operating for 12 months in 2000 while operating only nine months in 1999; and

         (b) same property operating expenses increasing 3.8% or $212,000 from $5,548,000 in 1999 to $5,760,000 in 2000;

                  offset by:

         (c) the sales of Ivey Brook in June 2000 and Bentley Place in August 1999.

         General and administrative expenses decreased $465,000 or 21.2% from $2,197,000 for the year ended December 31, 2000 to $1,732,000 for the year ended December 31, 2001 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The decrease is due primarily to decreases in expenses for incentive-based employee trips, contributions, legal fees, financial reporting fees and bonus expenses. General and administrative expenses as a percentage of operating revenues decreased from 10.9% for the year ended December 31, 2000 to 9.5% for the year ended December 31, 2001.

         General and administrative expenses increased $233,000 or 11.9% from $1,964,000 for the year ended December 31, 1999 to $2,197,000 for the year ended December 31, 2000 and include legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. This increase is due primarily to increased legal costs and incentive-based employee trips. General and administrative expenses as a percentage of operating revenues increased from 10.1% for the year ended December 31, 1999 to 10.9% for the year ended December 31, 2000.

         Depreciation expense increased $38,000 or 0.7% from $5,463,000 for the year ended December 31, 2000 to $5,501,000 for the year ended December 31, 2001. The increase is due primarily to the completion of the second phase of Addison Place in September 2001, the purchase of St. Andrews at the Polo Club in November 2001, offset by the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001.

         Depreciation expense decreased $66,000 or 1.2% from $5,529,000 for the year ended December 31, 1999 to $5,463,000 for the year ended December 31, 2000. This decrease is due primarily due to the sales of Ivey Brook in June 2000 and Bentley Place in August 1999.

         Interest expense increased $135,000 or 2.7% from $4,951,000 for the year ended December 31, 2000 to $5,086,000 for the year ended December 31, 2001. The increase is due primarily to:

         (a) an increase of $2,040,000 in interest expense due to the completion of Addison Place Phase II in September 2001, refinancing of the Preston Oaks mortgage with a larger loan balance at a lower interest rate and the loan obtained to finance the purchase of St. Andrews at the Polo Club in November 2001;

                  offset by:

         (b) a decrease of $1,224,000 due to the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001; and

         (c) an increase of $598,000 in interest capitalized on construction projects.

         Interest expense decreased $293,000 or 5.6% from $5,244,000 for the year ended December 31, 1999 to $4,951,000 for the year ended December 31, 2000. This decrease is due primarily to a decrease in total debt due to the sale of Ivey Brook in June 2000 and an increase in construction period interest as a result of having more properties under construction in 2000 than in 1999.

         On August 23, 1999, we sold the Bentley Place community for $8,273,000 in cash resulting in a gain, net of minority interest, of $1,023,000. Net sales proceeds were $3,726,000 after deduction for loan repayment, including prepayment fee, of $4,166,000 and closing costs, accrued interest and prorations totaling $381,000. Partnership profits interests of $242,000 were paid to Roberts Properties under the amended partnership agreement of the operating partnership. We used the remaining net sales proceeds of $3,484,000 to fund a special distribution to shareholders and unitholders on August 30, 1999. Unamortized loan costs of $93,000 and a prepayment fee of $198,000 payable at closing were charged to expense as an extraordinary item. The extraordinary item (early extinguishment of debt) for the year ended December 31, 1999 was $291,000 (including the minority interests' share of $107,000).

         On June 23, 2000, we sold the Ivey Brook community for $14,550,000 in cash resulting in a gain, net of minority interest, of $2,285,000. Net sales proceeds were $7,371,000 after deduction for the loan assumed by the buyer of $6,190,000, and closing costs and accrued interest totaling $263,000 and partnership profits interests of $726,000 that were paid to Roberts Properties under the amended partnership agreement of the operating partnership. We used the net proceeds to fund a special distribution to shareholders and unitholders on July 27, 2000 and to fund construction projects. Unamortized loan costs of $68,000 were charged to expense as an extraordinary item, net of the minority interests' share of $35,000. In addition, during the fourth quarter of 2000, we received $198,000 from a settlement relating to the sale of Bentley Place; this amount was recorded as an additional gain (before minority interests of $67,000).

         On January 4, 2001, we sold the 152-unit Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of unitholders in the operating partnership. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations and $740,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the operating partnership. Unamortized loan costs of $291,000 were charged to expense as an extraordinary item, net of the minority interests' share of $143,000.

         On May 30, 2001, we purchased approximately 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, in Alpharetta, Georgia across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price we paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium that will delay development of the townhouse units for an indeterminate time. When the sewer moratorium is lifted, however, we will have to pay the entity from which Roberts Properties purchased the property $356,000 less $390 per day of the moratorium, beginning with the purchase date.

         On June 20, 2001, we purchased approximately 6.84 acres of land from REES 59 for $4,470,000, including closing costs, to construct a 42,090 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in Alpharetta, Georgia in front of the Addison Place community. REES 59 had previously purchased the land for $3,514,000 from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest. The purchase was funded by the Rosewood Plantation sales proceeds as part of a Section 1031 tax-deferred exchange.

         On June 28, 2001, we purchased approximately 10.7 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to our Highland Park community. The purchase price was $5,376,000, including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. We estimate that the total cost of the project will be approximately $24,000,000.

         On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty intends to complete construction and use a portion of the building as its corporate headquarters. Roberts Realty will lease the remaining space in the building to Roberts Properties, Roberts Construction and to unaffiliated tenants.

         On July 11, 2001, we completed the sale of our 334-unit Crestmark community for $25,000,000. The sale resulted in a gain of $2,793,000, net of minority interest of unitholders in the operating partnership. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the operating partnership. Unamortized loan costs of $114,000 were charged to expense as an extraordinary item, net of the minority interests' share of $55,000.

         On November 6, 2001, we purchased the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida from an unrelated party for a purchase price of $27,778,000 including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the Crestmark sale. To provide the balance of the funds needed to purchase St. Andrews at the Polo Club, we obtained a $21,000,000 permanent loan from State Farm Life Insurance Company. The loan bears a fixed interest rate of 6.95% per annum and has a 10-year term.

LIQUIDITY AND CAPITAL RESOURCES

         Comparison of Years Ended December 31, 2001, 2000 and 1999. Cash and cash equivalents increased $1,122,000 from $1,495,000 as of December 31, 2000 to $2,617,000 as of December 31, 2001. The increase was due to an increase in cash provided by financing activities, offset by an increase in cash used in investing activities and a decrease in cash provided by operating activities. Cash and cash equivalents decreased $178,000 from $1,673,000 as of December 31, 1999 to $1,495,000 as of December 31, 2000. The decrease was due to an increase in cash used in investing activities, offset by cash provided by financing activities and an increase in cash provided by operating activities.

         A primary source of liquidity for us is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to those apartment homes. Net cash provided by operations decreased $499,000 from $6,485,000 during 2000 to $5,986,000 during 2001. The decrease in cash flow from operations is due primarily to the decrease in cash flow that resulted from the sales of Rosewood Plantation, Crestmark and Ivey Brook communities, offset by the additional cash flow from Addison Place and the purchase of St. Andrews at the Polo Club. Net cash provided by operations increased $568,000 from $5,917,000 during 1999 to $6,485,000 during 2000. The increase in cash flow from operations is due primarily to additional cash flow from the communities leased up in 1999 and the stabilization of the first phase of Addison Place in 2000, offset by the sale of Ivey Brook in 2000.

         To address the decline in our cash flow from operations, on November 29, 2001 our board of directors suspended payment of our quarterly dividend for the fourth quarter of 2001 and the first quarter of 2002. Mr. Roberts stated in the press release that announced the suspension: "The widespread effects of the September 11th tragedies have quickly contributed to a significant downturn in an already weak economy. The lack of job growth in Atlanta coupled with substantial layoffs has produced lower than expected occupancy levels throughout the Atlanta apartment market. Due to these unforeseen economic events and rising unemployment, our occupancy has declined from 94% to 87% during the last few months." The press release also explained that:

         - in addition to experiencing lower occupancy at its existing properties, we are in the middle of a major growth program that was started twelve months ago;

         - we see this as a temporary problem that will begin to correct itself as we complete the lease-up of Addison Place and St. Andrews at the Polo Club, and as our new properties under construction start to generate positive cash flow; and

         - we are implementing a more aggressive leasing, advertising and marketing effort in order to address our occupancy problems.

We continue to believe the statements in the press release are accurate, except that our physical occupancy rate for our five stabilized properties is 94% as of March 25, 2002. Our board of directors has not made a determination regarding the resumption of our quarterly dividend.

         Net cash used in investing activities increased $38,119,000 from $11,565,000 during 2000 to $49,684,000 during 2001. This increase is due primarily to the following:

         (a) acquisition, construction and development costs of $64,364,000 in 2001 related to our Addison Place phase two, Veranda Chase, Charlotte, East Fox Court and Northridge communities; the Addison Place Shoppes; the corporate office building; and the purchase of St. Andrews at the Polo Club, compared to construction and development costs of $19,134,000 in 2000 related to Addison Place, Veranda Chase and Charlotte;

                  offset by:

         (b) proceeds of $7,569,000 from the sale of Ivey Brook and from a settlement relating to the sale of Bentley Place in 2000 compared to proceeds of $6,368,000 and $8,312,000 from the sales of Rosewood Plantation and Crestmark, respectively, in 2001.

         Net cash used in investing activities increased $4,562,000 from $7,003,000 during 1999 to $11,565,000 during 2000. This increase is due primarily to the following:

         (a) proceeds of $7,569,000 from the sale of Ivey Brook in June 2000 and proceeds received in December 2000 from a settlement relating to the sale of Bentley Place compared to proceeds of $7,918,000 in August 1999 from the sale of Bentley Place; and

         (b) construction and development costs of $19,134,000 in 2000 related to Addison Place, Veranda Chase and Charlotte, compared to construction and development costs of $14,921,000, in 1999 related to Bradford Creek, Addison Place and the second phase of Plantation Trace.

         Net cash provided by financing activities increased $39,918,000 from $4,902,000 of net cash provided in 2000 to $44,820,000 of net cash provided during 2001. This increase is due primarily to the following:

         (a) a net increase of $3,730,000 from the refinancing of the Preston Oaks mortgage loan, plus an additional $21,000,000 from the November 2001 mortgage loan to finance the St. Andrews at the Polo Club acquisition;

         (b) an increase of $6,000,000 from the $8,000,000 proceeds received in 2001 from land notes payable in connection with borrowings to finance the construction of Addison Shoppes and the Northridge community, plus $1,300,000 to fund the purchase of the East Fox Court land compared to the $2,000,000 received in 2000 from the Veranda Chase loan;

         (c) borrowings of $2,000,000 on the line of credit in 2001, compared to net repayments on the line of credit of $1,235,000 in 2000;

         (d) a decrease in payoffs of land notes payable of $1,000,000 due to the payoff of the $2,000,000 Veranda Chase loan in 2001 compared to the payoff of the $3,000,000 Addison Place phase two loan in 2000;

         (e) a decrease in cash used to repurchase treasury stock of $602,000 due to the repurchase of 69,500 shares for $554,000 in 2001 compared to the repurchase of 152,588 shares for $1,156,000 in 2000;

         (f) an increase of $3,400,000 from the $17,552,000 proceeds received from construction loans in 2001 compared to the $14,152,000 received in 2000; and

         (g) a decrease of $2,457,000 in quarterly dividends and distributions paid, from $5,647,000 in 2000 to $3,190,000 in 2001, mainly due to a special distribution of $0.25 per share paid in 2000 from the Ivey Brook proceeds and the suspension of the fourth quarter 2001 dividend;

                  offset by:

         (h) the receipt of proceeds held in escrow from mortgage notes payable of $843,000 during 2000 compared to none being received during 2001; and

         (i) a $738,000 increase from loan costs paid during 2000 of $168,000 compared to $906,000 in loan costs paid in 2001.

         Net cash provided by financing activities increased $6,249,000 from net cash used in financing activities of $1,347,000 during 1999 to net cash provided by financing activities of $4,902,000 during 2000. This increase is due primarily to the following:

         (a) proceeds of $14,152,000 from the construction loan on the second phase of Addison Place;

         (b) a decrease of $2,501,000 in distributions and dividends paid from $8,148,000 in 1999 to $5,647,000 during 2000; and

         (c) proceeds of $2,000,000 from the land loan secured by our Veranda Chase property;

                  offset by:

         (d) the payoff of the Addison Place land loan of $3,000,000 from the proceeds of the construction loan on the second phase of Addison Place; and

         (e)      the payoff of the line of credit balance of $2,000,000.

         The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at March 25, 2002 and at its scheduled maturity, interest rate, maturity date, amortization schedule and monthly principal and interest payment.

                         ROBERTS REALTY INVESTORS, INC.
                             DEBT SUMMARY SCHEDULE
                         (LISTED IN ORDER OF MATURITY)
                                 MARCH 25, 2002

                                                               INTEREST  MATURITY    BALANCE AT      MONTHLY           CURRENT
                          LENDER         INTEREST TERMS          RATE      DATE       MATURITY       PAYMENT           BALANCE
                      ------------       --------------        --------  --------    ----------    -------------    ------------
Addison Shoppes
  land loan           AmSouth Bank       LIBOR plus 185          3.75%   04/30/02   $  3,700,000   Interest only    $  3,700,000

Revolving $2
  million
  credit line         Compass Bank       LIBOR plus 150          3.40%   06/01/02   $          0   Interest only    $          0

Northridge
  Apartments
  land loan           SouthTrust Bank    LIBOR plus 175          3.65%   07/01/02   $  3,000,000   Interest only    $  3,000,000

East Fox Court
  land loan           Bank of            LIBOR plus 200          3.90%   12/19/02   $  1,300,000   Interest only    $  1,300,000
                      North Georgia

Highland Park(2)      Nationwide Life    Fixed-rate permanent    7.30%   02/15/03   $  7,544,222         $ 56,066   $  7,599,688


River Oaks(2)         Nationwide Life    Fixed-rate permanent    7.15%   11/15/03   $  8,513,092         $ 62,475   $  8,678,559

Office Building(6)    Bank of            LIBOR plus 200          3.90%   06/01/04   $  5,280,000   Interest only    $  1,967,096
                      North Georgia

Addison Place
  Phase II(5)         First Union Bank   Fixed-rate const/perm   8.62%   05/10/05   $ 22,070,689   Interest only    $ 22,500,000


Preston Oaks (3)      Freddie Mac        Fixed-rate permanent    7.18%   02/01/08   $ 11,693,792         $ 86,034   $ 12,553,755


Charlotte(6)          AmSouth Bank       LIBOR plus 200          3.90%   03/10/08   $ 19,641,568   Interest only    $  3,876,914


Veranda Chase(6)      Compass Bank       Fixed-rate const/perm   7.38%   04/25/08   $ 16,347,727   Interest only    $ 10,539,031


Bradford Creek(2)     Nationwide Life    Fixed-rate permanent    7.15%   06/15/08   $  7,290,206         $ 56,734   $  8,056,195


Plantation Trace(1)   Prudential Life    Fixed-rate permanent    7.09%   10/15/08   $ 10,313,081         $ 79,892   $ 11,456,921


Addison Place
  Phase I(1)          Prudential Life    Fixed-rate permanent    6.95%   11/15/09   $  8,387,244         $ 62,885   $  9,368,556


St. Andrews at the
  Polo Club(4)        State Farm         Fixed-rate permanent    6.95%   12/01/11   $ 18,138,368         $139,009   $ 20,929,857
                                                                                    ------------                    ------------
   Totals / average                                                                 $143,219,989                    $125,526,572
                                                                                    ============                    ============

(1) Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(2) Each of the loans secured by the River Oaks, Highland Park and Bradford Creek communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(3) The loan secured by the Preston Oaks community may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loan is prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium shall be 1% of the unpaid principal balance of the note. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(4) The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

(5) The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee.

(6) The construction loans for Veranda Chase, Charlotte, and the office building are not yet fully drawn. The amount shown in the column titled "Balance at Maturity" assumes the full amount of each of these loans is drawn and is the balance due at maturity.

         Our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2002 to 2011 as summarized below:

                            DEBT MATURITY SCHEDULE:

           AGGREGATE BALLOON
YEAR           PAYMENTS                       APPLICABLE COMMUNITIES OR PROPERTIES
----       -----------------                  ------------------------------------

2002        $  8,000,000        Addison Shoppes land loan, Northridge Apartments land loan and East Fox Court land loan
2003          16,057,314        Highland Park and River Oaks
2004           5,280,000        Northridge office building
2005          22,070,689        Addison Place Phase II
2006                   0
2007                   0
2008          65,286,374        Preston Oaks, Bradford Creek, Plantation Trace, Charlotte and Veranda Chase
2009           8,387,244        Addison Place Phase I
2010                   0
2011          18,138,368        St. Andrews at the Polo Club
            ------------
  TOTAL     $143,219,989
            ============

We intend to refinance or extend the loans that are schedule to mature in 2001 as described in the following paragraphs. In certain instances our plans are subject to lender approval that we have not yet obtained, and we cannot provide assurances that we will obtain that approval.

         On June 28, 2001, we closed a $3,000,000 loan secured by the Northridge land located next to our Highland Park community. We are constructing a 220-unit community on this property. The loan matures on July 1, 2002. We intend to extend the maturity date of the loan and roll it into a construction loan upon starting construction of the project by the end of 2002.

         We renewed our $2,000,000 revolving line of credit in June 2001 to provide funds for short-term working capital purposes. The line matures on June 1, 2002, at which time we intend to renew the line of credit for another 12-month term.

         On September 6, 2001, we closed on a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and improvements, was increased to $3,700,000 on December 21, 2001 and has a maturity date of April 30, 2002. We intend to extend the maturity date of the loan and roll it into a construction loan by the third quarter of 2002.

         On December 19, 2001, we closed on a $1,300,000 land loan to fund the purchase of the East Fox Court land. The loan is secured by the East Fox Court land and has a maturity date of December 19, 2002. We intend to pay off the full amount of the land loan during the second quarter of 2002 from our working capital.

         On March 1, 2002, we signed a $10 million loan commitment with Freddie Mac to refinance our Highland Park community for ten years at a fixed interest rate of 6.76%. The existing loan on Highland Park matures in February 2003 and as of March 25, 2002 has a current balance of $7,599,688. We expect to close our new loan in November 2002.

         With respect to the debt that matures after 2002, we anticipate that we will repay only a small portion of the principal of that indebtedness before maturity and that we will not have funds on hand sufficient to repay that indebtedness at maturity. Therefore, it will be necessary for us to refinance that debt through (a) debt financing collateralized by mortgages on individual communities or groups of communities and/or (b) equity offerings.

         Other than as captioned above, we anticipate that each community's rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements generally through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short term and in the long term (greater than 12 months). We also expect to fund improvements and renovations at existing communities from property operations. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans.

CRITICAL ACCOUNTING POLICIES

         Our financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). A summary of the significant accounting policies we use is included in Note 2 to the consolidated financial statements. A summary of recent accounting pronouncements and the expected impact on our financial statements is also included in Note 2. Because we are in the business of owning, operating, and developing apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in this area.

         Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance, and development fees incurred (see Note 9 to the consolidated financial statements) during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed on a straight-line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. At December 31, 2001, we did not own any real estate assets that meet the impairment criteria of SFAS No. 121.

         We capitalize direct costs associated with the development and construction of our apartment communities (see Note 9 to the consolidated financial statements). We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period such costs are incurred. We capitalize interest on qualifying construction expenditures in accordance with FAS 34 for our real estate assets. We capitalize interest and other carry costs such as property taxes and insurance during the construction period and begin to expense such items as the residential apartment homes in a community become substantially complete and available for occupancy. Capitalization of interest and other carry costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

         Revenues earned during the lease-up period for a community transitioning from construction to a stabilized occupancy level are generally insufficient to cover operating expenses, associated interest expense and other carry costs until a sufficient level of those revenues are achieved through leasing activities. These net expenses are generally referred to as lease-up deficits. The timing of completion of construction activities for portions of a community and the velocity and rental rate level of leasing activity can have a material impact on the amount and duration of the lease-up deficits. The leasing absorption of our communities in lease-up has been slowed as a result of the weakness in the national economy, particularly in our primary market of Atlanta.

HEDGING STRATEGY

         We generally enter into fixed-rate debt instruments. In certain situations, however, we may use derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable debt. We do not use such instruments for trading or speculative purposes.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was delayed by SFAS No. 137, and the statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires us to recognize all derivatives on the balance sheet at fair value. Because we have interest rate swap agreements that we designated as hedges of our exposure to changes in the LIBOR rate on our $22,500,000 and $17,000,000 construction/permanent loans, and the swaps were deemed to be highly effective in hedging our exposure, the adoption of SFAS No. 133, as amended, resulted in a $1,956,000 decrease in shareholders' equity (accumulated other comprehensive income), net of minority interest of $924,000, relating to the estimated fair value of the swaps at December 31, 2001. We have no other derivative instruments or hedging activities. For additional information related to this topic, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

STOCK REPURCHASE PLAN

         On September 3, 1998, we announced our intention to repurchase up to 300,000 shares of our outstanding common stock. In October 2000, we announced our intention to repurchase another 50,000 shares. On May 15, 2001, our board authorized the purchase of an additional 50,000 shares, bringing the total authorized to 400,000. We currently have authority to repurchase approximately an additional 37,500 shares. Our repurchases under this program are as follows:

                                      Aggregate
Year         Number of Shares      Purchase Price
----         ----------------      --------------

1998             19,300            $  145,000
1999            121,200               909,000
2000            152,588             1,156,000
2001             69,500               554,000

During 1999, we also paid $28,000 to redeem 3,917 units from unitholders who resided outside the state of Georgia. We intend to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and price per share.

REDEMPTIONS OF UNITS FOR CASH

         During the years ended December 31, 1999, we redeemed a total of 3,917 units for cash of $28,000 from unitholders who resided outside the state of Georgia. We redeemed no units for cash in the years ended December 31, 2000 and 2001.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

         Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management's discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP).

FFO represents funds from operations available for shareholders and unitholders. The following table reconciles net income to FFO (dollars in thousands).

                                                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                                       ----------------------------------------------------
                                                                           2001                2000                1999
                                                                       ----------           ----------           ----------

Net income                                                             $    7,440           $    2,832           $      716
Minority interest of unitholders in the operating partnership                 (66)                 246                  (70)
Extraordinary item                                                            405                   68                  184
Loss on disposal of real estate - related assets                               27                   83                   81
Gain on sale of real estate assets                                         (7,981)              (2,416)              (1,023)
Depreciation expense                                                        5,501                5,463                5,529
                                                                       ----------           ----------           ----------
Funds From Operations                                                  $    5,326           $    6,276           $    5,417
                                                                       ==========           ==========           ==========

Weighted average shares and units
     outstanding during the period                                      7,226,123            7,367,068            7,448,757

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 will not have a material impact on our financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003). SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 will not have a material impact on our financial statements.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment for Disposal of Long-Lived Assets," (SFAS No. 144"). SFAS 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We adopted the standard effective January 1, 2002 and believe that the standard will require operating results of real estate assets sold to be included in discontinued operations in the statements of operations. We believe that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that our adoption of them will not have a material impact on our financial statements.

INFLATION

         Because substantially all of our apartment leases are for an initial term of not more than 12 months, we are unable if market conditions permit, to seek increases in rents after the expiration of each lease. The short-term nature of these leases serves to reduce the risk to us of the adverse effects of inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

         - Unfavorable changes in market and economic conditions in Atlanta, Charlotte and Palm Beach County could hurt our occupancy and rental rates.

         - Increased competition in the Atlanta, Charlotte and Palm Beach County markets could limit our ability to lease our apartment homes or increase or maintain rents.

         - Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

         - Construction inherent in our development of the Charlotte, Veranda Chase, Northridge and East Fox Court communities, corporate headquarters and our Addison Shoppes retail center, and the other communities we may develop in the future, could adversely affect our financial performance.

         - If we are unable to lease up our Addison Place, St. Andrews at The Polo Club, Veranda Chase, Charlotte, Northridge and East Fox Court communities as we expect, our financial performance will be adversely affected.

         - We might not be able to obtain replacement financing to make balloon payments on our debt as it matures, or we might have to refinance our debt on less favorable terms.

         - Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

         - Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

         - We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

         - Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

         In addition, the market price of the common stock may from time to time fluctuate materially as a result of, among other things:

         -        our operating results;

         -        the operating results of other REITs, particularly apartment
                  REITs; and

         -        changes in the performance of the stock market in general.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the consolidated financial statements included in this report. All of our permanent mortgage loans secured by our existing communities bear interest at fixed rates. These mortgage loans had an aggregate outstanding principal balance of $78,877,000 at December 31, 2001. Two of our three long-term construction loans, which had an aggregate outstanding principal balance of $31,704,000 at December 31, 2001, have synthetically fixed interest rates. When we closed each of these loans, we entered into interest rate swap agreements that synthetically fixed the interest rates on those loans. The fair value of those interest rate swap agreements at December 31, 2001 was a liability of $2,880,000. The remaining long-term construction loan, which had an outstanding balance of $1,667,000 at December 31, 2001, bears interest at 200 basis points over the three-month LIBOR rate. Our line of credit and land loan interest rates range from 150 to 200 basis points over the three-month LIBOR rate. At December 31, 2001, those loans had an aggregate outstanding principal balance of $10,000,000. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

      The table below presents principal reductions and related weighted average interest rates by year of expected maturity for our debt obligations.

                                                                                                            FAIR VALUE
(Dollars In                                                                                                 DECEMBER 31,
Thousands)              2002        2003       2004        2005      2006   THEREAFTER     TOTAL        2001          2000
-----------------      ------     -------     ------     -------     ----     -------     -------     --------      --------

Principal              $  961     $16,850     $  818     $   875     $939     $58,434     $78,877     $ 78,877      $ 77,538
reductions in
mortgage notes

Average interest         7.08%       7.05%      7.05%       7.05%    7.05%       7.05%       7.06%        7.06%         6.97%
rates

Principal              $2,000     $     0     $    0     $     0     $  0     $     0     $ 2,000     $  2,000      $      0
reductions in line
of credit

Principal              $8,000     $     0     $    0     $     0     $  0     $     0     $ 8,000     $  8,000      $  2,000
reductions in land
loan

Principal              $   73     $   145     $1,866     $22,103     $ 82     $ 7,435     $31,704     $ 31,704      $ 14,152
reductions in
construction loan

Interest Rate Swap
(Notional Principal
Amount)
Pay fixed/ Receive     $   73     $   145     $  199     $22,103     $ 82     $ 7,435     $30,037     $ (2,880)     $   (842)
variable

Average Pay rate         8.30%       8.30%      8.30%       7.38%    7.38%       7.38%       8.17%        8.17%         8.62%
Receive rate            LIBOR       LIBOR      LIBOR       LIBOR     LIBOR      LIBOR       LIBOR        LIBOR         LIBOR

      We estimate that the fair value of our debt approximates carrying value based upon our effective current borrowing rate for issuance of debt with similar terms and remaining maturities. At December 31, 2001, the fair value of our interest rate swaps was $(2,880,000).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 14(a) and are filed as part of this annual report on the pages indicated.


Report of Independent Public Accountants (Arthur Andersen LLP).......................     F-1

Consolidated Financial Statements and Schedule as of
   December 31, 2001 and 2000 and for the Years Ended
   December 31, 2001, 2000 and 1999:

Balance Sheets.......................................................................     F-2

Statements of Operations.............................................................     F-3

Statements of Shareholders' Equity...................................................     F-4

Statements of Cash Flows.............................................................     F-5

Notes to Financial Statements .......................................................     F-6

Schedule III - Real Estate and Accumulated Depreciation..............................     S-1


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         Charles S. Roberts, age 55, has served as our Chairman of the Board, Chief Executive Officer and President since July 1994. Mr. Roberts' term as a director expires at the 2003 annual meeting of shareholders. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Roberts also owned substantially all of the outstanding interests in Roberts Properties Management, L.L.C. until its acquisition by Roberts Properties Residential, L.P. on April 1, 1997.

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

         Wm. Jarell Jones, age 53, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro, Georgia since November 1993. Mr. Jones' term expires at the 2002 annual meeting of shareholders. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.

         Ben A. Spalding, age 67, a director since October 1994, is Executive Vice President of DHR International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding's term expires at the 2004 annual meeting of shareholders. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor's degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

         George W. Wray, Jr., age 65, a director since February 1995, is a private investor and Senior Partner of the Wray Partnership, a family investment group. Mr. Wray's term expires at the 2004 annual meeting of shareholders. He was employed with International Silver Company from the early 1960s to July 1993, most recently as a Vice President engaged in sales management for the eastern United States. From the July 1993 acquisition of International Silver Company by World Crisa Corporation (a division of Vitro S.A.) through September 1997, Mr. Wray was an independent sales agent for the successor organization. Mr. Wray also served as a Vice President of Spalding & Company, an NASD registered broker-dealer, from 1991 to 1997 and was a registered associate of Spalding & Company from 1983 to 1997. Mr. Wray holds a bachelor's degree in Industrial Relations from the University of North Carolina at Chapel Hill and serves as an elder of the Peachtree Presbyterian Church in Atlanta.

         Dennis H. James, age 54, a director since June 1995, is a Managing Director of L. J. Melody & Company (formerly Shoptaw-James, Inc.), a commercial mortgage banking firm. Mr. James' term expires at the 2002 annual meeting of shareholders. Mr. James has over 25 years experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Managing Director of L. J. Melody & Company, he is responsible for the Southeast Region's overall production and investor relations. He has served on both the Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor's degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.

         Charles R. Elliott, age 48, Roberts Realty's Secretary and Treasurer since its inception, is our Chief Financial Officer and has served in that capacity since April 1995. Mr. Elliott also served as a director of Roberts Realty from October 1994 to February 1995 and he again became a director in 2000. Mr. Elliott's term expires at the 2004 annual meeting of shareholders. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master's degree in Finance.

         Ronald L. Johnson, age 45, has served as our Vice President - Property Maintenance since January 1999. He also served as a Vice President of Quality Management from April 1997 through 1998. He worked for Roberts Properties Management, L.L.C. as Vice President of Quality Management from 1996 to April 1997 (when we acquired Roberts Properties Management) and as Maintenance Supervisor from 1991 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty's directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2001, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President and Mr. Charles R. Elliott, our Secretary and Treasurer since inception and our Chief Financial Officer since April 1995, are our only executive officers whose total salary and bonus exceeded $100,000 during 2001. Mr. Roberts and Mr. Elliott are our "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                              -------------------------------------------------
Name and Principal Position                    Year             Salary ($)         Bonus ($)
---------------------------                    ----             ----------         ---------
Charles S. Roberts                             2001               150,000                0
  Chairman of the Board, Chief                 2000               150,000                0
  Executive Officer and President              1999               150,000                0

Charles R. Elliott                             2001               137,077           15,000
  Secretary, Treasurer and                     2000               123,000           30,000
  Chief Financial Officer                      1999               101,577           30,000

         We are not a party to any employment agreements. We make payments to affiliates of Mr. Roberts under various agreements and arrangements. See Item 13, Certain Relationships and Related Transactions - Payments to the Roberts Companies.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is composed of Mr. James and Mr. Jones. Mr. Weldon R. Humphries also served on the Compensation Committee prior to his retirement as a director on July 17, 2001. None of them was during 2001, or at any previous time, an officer or employee of Roberts Realty or Roberts Properties Residential, L.P.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table describes the beneficial ownership of shares of our common stock as of March 22, 2002 for:

         - each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

         -        each director and each of our named executive officers; and

         -        our directors and executive officers as a group.

         Except as noted in the footnotes, the person owns all shares and partnership units directly and has sole voting and investment power. Each of the persons known by us to beneficially own more than 5% of the common stock has an address in care of our principal office, except for Dr. James M. Goodrich whose address is 524 Manor Ridge Drive, Atlanta, Georgia 30304. The Number of Shares Owned column in the table includes the shares owned by the persons named but does not include shares they may acquire by exchanging units of partnership interest in Roberts Properties Residential, L.P., our operating partnership, for shares of common stock as explained in the following paragraph. The

Number of Units Beneficially Owned column in the table reflects all shares that each person has the right to acquire by exchanging units for shares. Under SEC rules, the shares that can be acquired in exchange for units are deemed to be outstanding and to be beneficially owned by the person or group holding those units when computing the percentage ownership of that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

     NAME OF                                     NUMBER OF SHARES       NUMBER OF UNITS                       PERCENT OF
BENEFICIAL OWNER                                     OWNED            BENEFICIALLY OWNED       TOTAL           CLASS(1)
                                                   ---------                -------          ---------          ----
Charles S. Roberts(2)                                821,518                738,012          1,559,530          27.6%

George W. Wray, Jr.(3)                               247,880                119,266            367,146           7.3

James M. Goodrich(4)                                 233,772                 48,075            281,847           5.7

Ben A. Spalding(5)                                    21,252                 27,318             48,570           1.0

Dennis H. James                                       56,546                  2,405             58,951           1.2

Wm. Jarell Jones                                       3,917                      0              3,917             *

Charles R. Elliott                                    11,875                      0             11,875             *

All directors and executive officers as a
group: (8 persons)(6)                              1,401,385                935,076          2,336,461          39.9%

---------

* Less than 1%.

(Footnotes begin on following page.)

(1) The total number of shares outstanding used in calculating this percentage is 4,916,682, the number of shares outstanding as of March 22, 2002.

(2) Includes 2,744 shares owned by Mr. Roberts' minor daughter. A trust for his minor daughter of which he is the sole trustee owns 29,500 units.

(3) Includes 214,065 shares owned by a partnership, over which shares Mr. Wray has voting and investment power as the managing partner of such partnership; and 27,257 shares owned by his wife and 5,058 shares owned by a trust of which she is a co-trustee. Mr. Wray disclaims beneficial ownership of the 27,257 shares owned by Mrs. Wray and 5,058 shares owned by a trust of which she is a co-trustee. The partnership owns 95,568 units.

(4) Includes 110,507 shares owned jointly by Dr. Goodrich and his wife; and 108,478 shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons. Dr. Goodrich's beneficial ownership of units includes 48,075 units owned jointly by Dr. and Mrs. Goodrich.

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

(6) Includes an aggregate of 39,879 shares and 27,318 units beneficially owned by two directors' wives, as to which shares such directors disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

GENERAL

         Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership; owns a 67.9% interest in it; and is its sole general partner. Mr. Charles S. Roberts owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. These companies perform certain services for us as explained below. Notes 1 and 9 to our Consolidated Financial Statements provide further detail regarding some of the transactions described in this section.

PAYMENTS TO THE ROBERTS COMPANIES

         Overview. We have paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. These various arrangements are summarized below.

         Transactions in 2001 with Affiliates of Mr. Roberts. On January 4, 2001, we sold our 152-unit Rosewood Plantation community for $14,800,000. The sale resulted in net sale proceeds of $5,789,000. We used those proceeds to complete four Section 1031 tax-deferred exchanges to defer taxes we would otherwise incur on the gain from the sale. These transactions are described below. Some of the transactions involve our agreements to pay development and construction fees. Those agreements are also included in the summaries of development fees and construction fees that follow this subsection.

                  Addison Place Shoppes. On February 27, 2001, we signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns the majority of the equity interest. We are constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of our Addison Place community. We acquired the property on June 20, 2001 for $4,460,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property, and Roberts Construction received approximately $828,000 for construction-related work on the property to the closing date. We intend to enter into a cost plus 5% contract with Roberts Construction to complete the retail center. The independent members of our board of directors approved the foregoing arrangements with Roberts Properties after reviewing an independent appraisal.

                  Northridge Community. On June 28, 2001, we purchased 10.7 acres of undeveloped land from Roberts Properties. We are developing a 220-unit apartment community on this site, which is located on Northridge Parkway in Atlanta adjacent to our Highland Park community. The purchase price was $5.3 million, which included development and construction-related work previously performed by Roberts Properties and Roberts Construction. We have retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units. The independent members of our board of directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

                  East Fox Court. On May 30, 2001, we purchased 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, across from our Addison Place community. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price we paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium that will delay development of the townhouse units for an indeterminate time. Roberts Properties has completed approximately two-thirds of the necessary development work on the property, and we have retained Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 80 townhouse units.

                  Corporate Headquarters. On June 28, 2001, we purchased from Roberts Properties approximately 3.9 acres of property on which Roberts Construction is building a three-story office building consisting of 39,907 rentable square feet. The property is located on Northridge Parkway adjacent to the 10.7-acre site described above. We are completing construction and intend to use a portion of the building as our corporate headquarters. We will lease the remaining space in the building to Roberts Properties, Roberts Construction and unaffiliated tenants. We estimate the total cost to purchase the land and the partially constructed building, as well as complete construction and leasing of the building, will be approximately $6,300,000. Of this amount, we have paid Roberts Properties approximately $2,100,000 for the partially constructed building and land. As part of the $6,300,000 total cost, Roberts Construction will construct the building for a fixed price of $4,670,000, of which we have paid or will pay approximately $3,100,000. We intend to retain Roberts Construction to perform tenant finish work for approximately $600,000, which is included in the total cost of $6,300,000. Roberts Construction will earn no profit on either the construction of the building or the tenant finish work. Roberts Properties did not earn a profit on the sale of the land to us, and we are not paying Roberts Properties a development fee for this project. The independent members of our board of directors approved the foregoing arrangements with Roberts Properties after reviewing two independent appraisals.

         Development Fees. From time to time we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. These fees are summarized as follows:

                                     ACTUAL/             TOTAL              ESTIMATED
                                    ESTIMATED            AMOUNT             REMAINING
                                  TOTAL CONTRACT     INCURRED THROUGH      CONTRACTUAL
                                     AMOUNT              3/25/02           COMMITMENT        FEE PER UNIT
                                   ----------        ----------------      ----------        -------------
Addison Place Phase II             $1,425,000           1,425,000                   0          $  5,000

Veranda Chase                       1,250,000           1,250,000                   0             5,000

Charlotte                           1,595,000           1,595,000                   0             5,000

Corporate Office Building                   0                   0                   0               N/A

Addison Place Shoppes                       0                   0                   0               N/A

Northridge Community                  550,000                   0             550,000             2,500

East Fox Court                        180,000                   0             180,000             2,250
                                  -----------          ----------          ----------
                                  $ 5,000,000          $4,270,000          $  730,000
                                  ===========          ==========          ==========

         Construction Contracts. Roberts Realty enters into contracts in the normal course of business with Roberts Construction, Inc. ("Roberts Construction"). Mr. Roberts owns all of the outstanding shares of Roberts Construction.

         The following table summarizes certain information regarding payments to Roberts Construction for other construction projects through March 25, 2002. For the Addison Place Phase II, Veranda Chase and Charlotte projects, we pay Roberts Construction its cost, plus a fee of 10% of its cost. For Addison Place Shoppes, we pay Roberts Construction its cost, plus a fee of 5% of its cost. We pay Roberts Construction its cost, but no additional fee, for construction of the corporate office building.

                                      ACTUAL/              TOTAL              ESTIMATED
                                    ESTIMATED             AMOUNT             REMAINING
                                  TOTAL CONTRACT     INCURRED THROUGH        CONTRACTUAL
                                     AMOUNT              3/25/02             COMMITMENT
                                  --------------     ----------------        -----------
Addison Place Phase II             $22,331,000          $21,910,000          $   421,000

Veranda Chase                       15,747,000           10,326,000            5,421,000

Charlotte                           23,151,000            4,852,000           18,299,000

Corporate Office Building            4,982,000            2,674,000            2,308,000

Addison Place Shoppes                1,747,000            1,441,000              306,000
                                   -----------          -----------          -----------

                                   $67,958,000          $41,203,000          $26,755,000
                                   ===========          ===========          ===========

         In addition to the above payments for construction of the communities and other projects specified, we paid Roberts Construction $161,000 in 2001 for labor and materials to perform repairs and maintenance for our communities.

         Partnership Profits Interest. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. Each partnership owned an apartment community that had been developed or was in the development process. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the operating partnership. As the holder of the profits interest, Roberts Properties may receive distributions in certain circumstances. Upon a sale of any of the acquired properties, Roberts Properties will receive a distribution of a specified percentage of the gross sales proceeds. Upon a change in control of Roberts Realty or the operating partnership, Roberts Properties will receive a distribution of the applicable percentages of the fair market value of each of the properties up to the maximum amount. The amount to be distributed to Roberts Properties with respect to each affected property will be limited to the amount by which the gross proceeds from the sale of that property, or, in connection with a change in control, its fair market value, exceeds the sum of:

         - the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;

         - the equity issued by the operating partnership in acquiring the property; and

         - all subsequent capital improvements to the property made by the operating partnership.

         The percentages that apply to the sales proceeds, or fair market value, of the four properties subject to this arrangement are shown in the following table:

         River Oaks                 5%
         Preston Oaks Phase I       5%
         Highland Park              5%
         Plantation Trace Phase I   6%

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

         During 2000 and 2001, we made the following profits interest distributions to Roberts Properties.

                                                 PERCENTAGE OF
                                                  GROSS SALES        PROFITS
PROPERTY SOLD                     DATE             PROCEEDS       DISTRIBUTION
-------------                     ----           -------------    ------------

Ivey Brook                     June 2000             5%             $  726,000
Rosewood Plantation            January 2001          5%                740,000
Crestmark Phase I              July 2001             5%                841,225
Crestmark Phase II Land        July 2001        [fixed amount]          86,775
                                                                    -----------
                                                                    $2,394,000

         Other Fees. During 2001, 2000 and 1999, affiliates of Mr. Roberts received fees and cost reimbursements for services related to (1) the acquisition and rezoning of a 1.1 acre parcel of undeveloped land located adjacent to the existing Preston Oaks community $(25,000) and (2) miscellaneous fees and cost reimbursements $(554,000). These fees and costs incurred totaled $145,000, $192,000, and $242,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

COMPENSATION TO L. J. MELODY & COMPANY

         Dennis H. James, one of our directors, is Executive Vice President of
L. J. Melody & Company, a commercial mortgage banking firm that has originated loans for us. We paid L.J. Melody & Company $125,000 in 2001 for originating the $21,000,000 loan from State Farm Life Insurance Company that we used to finance the purchase of our St. Andrews at the Polo Club community.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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


INDEX TO FINANCIAL STATEMENTS


                                                                                                                      PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (Arthur Andersen LLP).........................................................F-1

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE AS OF DECEMBER 31, 2001 AND 2000
AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999:

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

                  Statements of Cash Flows.............................................................................F-5

                  Notes to Financial Statements........................................................................F-6

                  Schedule III - Real Estate and Accumulated Depreciation..............................................S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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


/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 22, 2002

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                   DECEMBER 31, DECEMBER 31,
ASSETS                                                                                2001         2000
                                                                                   -----------  -----------
REAL ESTATE ASSETS - At cost:
     Land                                                                          $  19,729    $  18,743
     Buildings and improvements                                                      109,166       96,124
     Furniture, fixtures and equipment                                                12,891       11,566
                                                                                   ---------    ---------
                                                                                     141,786      123,680
     Less accumulated depreciation                                                   (21,463)     (24,061)
                                                                                   ---------    ---------

         Operating real estate assets                                                120,323       99,619

        Land held for future development                                               1,741            0
     Construction in progress and real estate under development                       38,809       28,439
                                                                                   ---------    ---------

         Net real estate assets                                                      160,873      128,058

CASH AND CASH EQUIVALENTS                                                              2,617        1,495

RESTRICTED CASH                                                                          336          388

DEFERRED FINANCING COSTS - Net of accumulated amortization of
     $464 and $500 at December 31, 2001 and, 2000, respectively                        1,225          890

OTHER ASSETS - Net                                                                       452          698
                                                                                   ---------    ---------
                                                                                   $ 165,503    $ 131,529
                                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable                                                        $  78,877    $  77,538
     Construction note payable                                                        31,704       14,152
     Land note payable                                                                 8,000        2,000
     Line of credit                                                                    2,000            0
     Swap contract payable                                                             2,880            0
     Accounts payable and accrued expenses                                             1,851        1,496
     Dividends and distributions payable                                                   8          815
     Due to affiliates (including retainage payable of $1,143 and $915 at
         December 31, 2001 and 2000, respectively)                                     2,397        2,994
     Security deposits and prepaid rents                                                 416          490
                                                                                   ---------    ---------

         Total liabilities                                                           128,133       99,485
                                                                                   ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                         11,996       10,607
                                                                                   ---------    ---------

SHAREHOLDERS' EQUITY:
     Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares
         issued or outstanding                                                            --           --
     Common shares, $.01 par value, 100,000,000 shares authorized, 5,266,567 and
         5,161,299 shares issued at December 31, 2001 and 2000, respectively              53           52
     Additional paid-in capital                                                       24,410       23,741
     Less treasury shares, at cost (362,588 shares and 293,088 shares at
         December 31, 2001 and 2000, respectively)                                    (2,764)      (2,210)
         Unamortized deferred compensation                                              (202)        (146)
     Retained earnings                                                                 5,833            0
     Accumulated other comprehensive income                                           (1,956)           0
                                                                                   ---------    ---------
         Total shareholders' equity                                                   25,374       21,437
                                                                                   ---------    ---------

                                                                                   $ 165,503    $ 131,529
                                                                                   =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                             YEARS ENDED DECEMBER 31,

                                                                                    2001              2000            1999
                                                                                    ----              ----            ----
OPERATING REVENUES:
     Rental operations                                                      $    17,070           $    18,768           $    18,163
     Other operating income                                                       1,155                 1,410                 1,221
                                                                            -----------           -----------           -----------

          Total operating revenues                                               18,225                20,178                19,384

OPERATING EXPENSES:
     Personnel                                                                    1,739                 1,920                 1,785
     Utilities                                                                    1,075                 1,243                 1,301
     Repairs, maintenance and landscaping                                         1,049                 1,200                 1,180
     Real estate taxes                                                            1,413                 1,561                 1,574
     Marketing, insurance and other                                                 849                   835                   848
     General and administrative expenses                                          1,732                 2,197                 1,964
     Depreciation expense                                                         5,501                 5,463                 5,529
                                                                            -----------           -----------           -----------

          Total operating expenses                                               13,358                14,419                14,181

INCOME FROM OPERATIONS                                                            4,867                 5,759                 5,203

OTHER INCOME (EXPENSE):
     Interest income                                                                263                   214                   159
     Interest expense                                                            (5,086)               (4,951)               (5,244)
     Loss on disposal of assets                                                     (27)                  (83)                  (81)
     Amortization of deferred financing costs                                      (219)                 (209)                 (219)
     Other amortization expense                                                       0                     0                   (11)
                                                                            -----------           -----------           -----------

          Total other expense                                                    (5,069)               (5,029)               (5,396)

INCOME (LOSS) BEFORE MINORITY INTEREST, GAINS ON SALE OF
    REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS                                     (202)                  730                  (193)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP                        66                  (246)                   70
                                                                            -----------           -----------           -----------

INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE ASSETS
    AND EXTRAORDINARY ITEMS                                                        (136)                  484                  (123)

GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
    of unitholders in the operating partnership                                   7,981                 2,416                 1,023
                                                                            -----------           -----------           -----------

INCOME BEFORE EXTRAORDINARY ITEMS                                                 7,845                 2,900                   900

EXTRAORDINARY ITEMS - Loss on early extinguishment of debt, net of
    minority interest of unitholders in the operating partnership                  (405)                  (68)                 (184)
                                                                            -----------           -----------           -----------

NET INCOME                                                                  $     7,440           $     2,832           $       716
                                                                            ===========           ===========           ===========

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED (NOTE 7):

     Income before extraordinary items                                      $      1.61           $      0.59           $      0.19

     Extraordinary items                                                          (0.08)                (0.01)                (0.04)
                                                                            -----------           -----------           -----------

     Net income                                                             $      1.53           $      0.58           $      0.15
                                                                            ===========           ===========           ===========

     Weighted average common shares - basic                                   4,870,117             4,881,601             4,737,008

     Weighted average common shares - diluted                                 7,226,123             7,367,068             7,448,757


The accompanying notes are an integral part of these consolidated financial statements

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                COMMON SHARES                                                  RETAINED
                                               ----------------                                     OTHER      EARNINGS     TOTAL
                                               NUMBER OF                                DEFERRED   COMPREH-    (ACCUMU-     SHARE-
                                                SHARES              PAID-IN   TREASURY   COMPEN-    ENSIVE      LATED      HOLDERS'
                                                ISSUED     AMOUNT   CAPITAL    SHARES    SATION     INCOME     DEFICIT)    EQUITY
                                              ---------    ------  ---------  --------  --------   --------    --------    -------
BALANCE AS OF DECEMBER 31, 1998               4,764,037     $47    $ 29,335   ($  145)   ($ 92)                ($2,619)    $26,526
       Conversion of units to shares            185,858       2         955       957
       Dividends declared ($1.085 per share)                         (5,134)                                                (5,134)
       Adjustment for minority interest in
          the operating partnership                                     147                                                    147
       Repurchase of units                                              (28)                                                   (28)
       Restricted shares issued to employees      9,802                  79                (79)                                  0
       Amortization of deferred                                                             35                                  35
          compensation
       Treasury shares (121,200 shares at                                        (909)                                        (909)
          cost)
       Net income                                                                                                  716         716
                                              ---------     ---    --------   -------    -----     -------     -------     -------
BALANCE AS OF DECEMBER 31, 1999
                                              4,959,697      49      25,354    (1,054)    (136)          0     ( 1,903)     22,310
       Conversion of units to shares            191,341       3         941                                                    944
       Dividends declared ($1.085 per share)                         (2,705)                                      (929)     (3,634)
       Adjustment for minority interest in                               74                                                     74
          the operating partnership
       Restricted shares issued to employees     10,261                  77                (77)                                  0
       Amortization of deferred
          compensation                                                                      67                                  67
       Treasury shares (121,200 shares at
          cost)                                                                (1,156)                                      (1,156)
       Net income                                                                                                2,832       2,832
                                              ---------     ---    --------   -------    -----     -------     -------     -------
BALANCE AS OF DECEMBER 31, 2000
                                              5,161,299      52      23,741    (2,210)    (146)          0           0      21,437
       Conversion of units to shares             86,978       1         435                                                    436
       Dividends declared ($1.085 per share)                                                                   ( 1,607)     (1,607)
       Adjustment for minority interest in
          the operating partnership                                   1,017                                                  1,017
       Restricted shares issued to employees     18,290                 141               (141)                                  0
       Amortization of deferred compensation                                                85                                  85
       Treasury shares (69,500 shares at cost)                                   (554)                                        (554)
       Cumulative effect of change in                                  (278)                          (564)                   (842)
         accounting principle
       Other comprehensive income                                      (646)                        (1,392)                 (2,038)
       Net income                                                                                                7,440       7,440
                                              ---------     ---    --------   -------    -----     -------     -------     -------
BALANCE AS OF DECEMBER 31, 2001               5,266,567     $53    $  24,41   ($2,764)   ($202)    ($1,956)     $5,833     $25,374
                                              =========     ===    ========   =======    =====     =======     =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                           YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                2001                 2000                1999
                                                                              ---------           ---------           ---------
OPERATING ACTIVITIES:
     Net income                                                               $   7,440           $   2,832           $     716
     Adjustments to reconcile net income to net cash provided by operating activities:
          Minority interest of unitholders in the operating partnership             (66)                246                 (70)
          Gain on sale of real estate assets                                     (7,981)             (2,416)             (1,023)
          Loss on disposal of assets                                                 27                  83                  81
          Depreciation and amortization                                           5,731               5,700               5,759
          Extraordinary items, net of minority interest of unitholders
             in the operating partnership                                           405                  68                 184
          Amortization of deferred compensation                                      85                  67                  35
     Changes in assets and liabilities:
          Decrease (increase) in restricted cash                                     52                 (29)                (39)
          Decrease (increase) in other assets                                       285                (375)                 52
          Increase in accounts payable and accrued expenses relating
             to operations                                                           82                 262                 114
          (Decrease) increase in security deposits and prepaid rent                 (74)                 47                 108
                                                                              ---------           ---------           ---------


               Net cash provided by operating activities                          5,986               6,485               5,917
                                                                              ---------           ---------           ---------

INVESTING ACTIVITIES:
     Proceeds from sale of real estate assets                                    14,680               7,569               7,918
     Acquisition and construction of real estate assets                         (64,364)            (19,134)            (14,921)
                                                                              ---------           ---------           ---------

               Net cash used in investing activities                            (49,684)            (11,565)             (7,003)
                                                                              ---------           ---------           ---------

FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable                                        33,700                   0               9,500
     Proceeds from land note payable                                              8,000               2,000               3,000
     Payoff of land note payable                                                 (2,000)             (3,000)                  0
     Proceeds from mortgage notes payable held in escrow                              0                 843                (693)
     Payoff of mortgage notes, including prepayment penalty                      (8,970)                  0              (4,166)
     Principal repayments on mortgage notes payable                                (812)               (887)               (890)
     Payment of loan costs                                                         (906)               (168)               (248)
     Proceeds from short-term loan                                                2,000                 765               3,085
     Payoff of short-term loan                                                        0              (2,000)             (1,850)
     Proceeds from construction loan                                             17,552              14,152               8,019
     Payoff of construction loan                                                      0                   0              (8,019)
     Repurchase of units                                                              0                   0                 (28)
     Repurchase of treasury stock                                                  (554)             (1,156)               (909)
     Payment of dividends and distributions                                      (3,190)             (5,647)             (8,148)
                                                                              ---------           ---------           ---------

               Net cash provided by (used in) financing activities               44,820               4,902              (1,347)
                                                                              ---------           ---------           ---------

NET  INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,122                (178)             (2,433)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      1,495               1,673               4,106
                                                                              ---------           ---------           ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   2,617           $   1,495           $   1,673
                                                                              =========           =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest                                                   $   7,009           $   5,964           $   5,852
                                                                              =========           =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.


NOTES TO FINANCIAL STATEMENTS AND SCHEDULE

1.       BUSINESS AND ORGANIZATION OF THE COMPANY

         Roberts Realty Investors, Inc. (the "Company"), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a "REIT"). Six of the Company's completed apartment homes are located in the Atlanta metropolitan area with the seventh being located in Palm Beach County, Florida.

         The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and had a 67.9% and 66.9% ownership interest at December 31, 2001 and 2000, respectively. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

         The Company, as the general partner of the Operating Partnership, does not hold any limited partner interests in the Operating Partnership. Units of limited partnership interest ("Units") in the Operating Partnership outstanding at December 31, 2001 and 2000 were 2,316,517 and 2,403,495, respectively. Units held by the minority interest as a percentage of total Units and shares of common stock ("Shares") of the Company outstanding were 32.1% and 33.1% at December 31, 2001 and 2000, respectively. The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

         At December 31, 2001, the Company owned seven completed multifamily apartment communities totaling 1,632 apartment homes (1,432 in the Atlanta metropolitan area and 200 in Wellington, Florida) and an additional 789 apartment homes were under construction (470 in Atlanta and 319 in Charlotte, North Carolina). The Company sold a 152-unit apartment community on January 4, 2001 and a 334-unit community on July 11, 2001, both of which were located in the Atlanta metropolitan area. Also, on November 6, 2001, the Company purchased a 200-unit apartment community in Wellington, Florida.


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

         The minority interest of the Unitholders in the Operating Partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership's net assets (total assets less total liabilities). The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued. The minority interest of the Unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of Units outstanding during the period, which was 32.6%, 33.7% and 36.4% for the years ended December 31, 2001, 2000 and 1999, respectively. The minority interest of the Unitholders was $11,996,000 and $10,607,000 at December 31, 2001 and 2000,
         respectively.

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

         Expenditures directly related to the development, acquisition and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Buildings are generally depreciated over 27.5 years. Land improvements are depreciated over 15 years, and furniture, fixtures and equipment are depreciated over five to seven years.

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

         RESTRICTED CASH. Restricted cash consists of resident security deposits of $336,000 and $388,000 at December 31, 2001 and 2000, respectively.

         DEFERRED FINANCING COSTS. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

         INTEREST AND REAL ESTATE TAXES. Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $1,910,000, $1,477,000 and $621,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

         EARNINGS PER SHARE. Basic earnings per share is computed based upon the weighted average number of common Shares outstanding during the period. Diluted earnings per share is computed to reflect the potential dilution of all instruments or securities that are convertible into Shares of common stock.

         HEDGING STRATEGY. We generally enter into fixed rate debt instruments; however, in certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable debt. We do not utilize such instruments for trading or speculative purposes. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The effective date of this statement was delayed by SFAS No. 137, and the Statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires Roberts Realty to recognize all derivatives on the balance sheet at fair market value. Because Roberts Realty has interest rate swaps that it has designated as hedges of its exposure to changes in the LIBOR rate on its $22,500,000 and $17,000,000 construction loans, and the swaps are effective in hedging its exposure, the adoption of SFAS 133, as amended, resulted in a $1,956,000 decrease in shareholders' equity (accumulated other comprehensive income), net of minority interest of $924,000, relating to the estimated fair value of the swaps at December 31, 2001.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 will not have a material impact on the financial statements.

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) was issued. SFAS NO. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 will not have a material impact on the financial statements.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment for Disposal of Long-Lived Assets," (SFAS No. 144"). SFAS 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. The Company adopted the standard effective January 1, 2002 and believes that the standard will require operating results of real estate assets sold to be included in discontinued operations in the statements of operations. The Company believes that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that the adoption thereof will not have a material impact on the financial statements.

         RECLASSIFICATIONS. Certain prior years amounts have been reclassified to conform with the 2001 presentation.


3.       ACQUISITIONS AND DISPOSITIONS

         On August 23, 1999, the Company sold the Bentley Place community for $8,273,000 in cash resulting in a gain, net of minority interest, of $1,023,000. Net sales proceeds were $3,726,000 after deduction for loan repayment and including prepayment fee, totaling $4,166,000, and closing costs, accrued interest, and prorations totaling $381,000. Partnership profits interests of $242,000 were paid to Roberts Properties under the amended partnership agreement of the Operating Partnership. The Company used the remaining net sales proceeds of $3,484,000 to fund a special distribution to shareholders and unitholders on August 30, 1999. The purchaser was not affiliated with the Company. See Note 9 - Related Party Transactions.

         On June 23, 2000, the Company completed the sale of its Ivey Brook community to Ivey Brook Apartments, Inc. for $14,550,000. Ivey Brook is a 146-unit apartment community located in Atlanta, Georgia. Net cash proceeds were $7,371,000, resulting in a gain, net of minority interest, of $2,285,000 after deducting $6,190,000 for the mortgage note payable which was assumed by the buyer, $263,000 for closing costs and accrued interest and $726,000 for a partnership profits interest paid to Roberts Properties in July 2000. The Company used the net proceeds of $7,371,000 to fund a special distribution to shareholders and unitholders on July 27, 2000 and to fund construction projects. See
         Note 9 - Related Party Transactions.

         In the fourth quarter of 2000, the Company received $198,000 from a settlement relating to the sale of Bentley Place. The settlement was recorded as additional gain (before minority interests of $67,000).

         On January 4, 2001, the Company sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of unitholders in the operating partnership. The Company acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties, Inc. The Company invested the net sales proceeds in replacement properties in connection with a Section 1031 tax deferred exchange. See Note 9 - Related Party Transactions.

         On May 30, 2001, the Company purchased approximately 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price the Company paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium that will delay development of the townhouse units for an indeterminate time. When the sewer moratorium is lifted, however, the Company will have to pay the entity from which Roberts Properties purchased the property $356,000 less $390 per day of the moratorium, beginning with the purchase date. Roberts Properties has completed approximately two-thirds of the necessary development work on the property, and the Company will retain Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. The Company intends to enter into a cost plus 10% contract with Roberts Construction to build the 80 townhouse units. See Note 9 - Related Party Transactions.

         On June 20, 2001, the Company purchased approximately 6.84 acres of land from REES 59 for $4,470,000 including closing costs, to construct a 42,090 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of the Addison Place community. REES 59 had previously purchased the land for $3,514,000 from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest. The purchase was funded by the Rosewood Plantation sales proceeds as part of a Section 1031 tax-deferred exchange. The Company has entered into a cost plus 5% contract with Roberts Construction to complete the retail center. See Note 9 - Related Party Transactions.

         On June 28, 2001, the Company purchased approximately 10.7 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its Highland Park community. The purchase price was $5,376,000 including closing costs, and the transaction was part of a
         Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $23,100,000. The Company will retain Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. The Company intends to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units. See Note 9 - Related Party Transactions.

         On June 28, 2001, the Company purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. The Company intends to complete construction and use a portion of the building as its corporate headquarters. The Company will lease the remaining space in the building to Roberts Properties and Roberts Construction and to unaffiliated tenants. Roberts Construction will construct the building for a fixed price of $4,670,000, of which $1,616,000 was incurred at closing. The Company also intends to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will construct the building and the tenant finish work for cost. See Note 9 - Related Party Transactions.

         On July 11, 2001, the Company completed the sale of its Crestmark community for $25,000,000. The sale resulted in a gain of $2,793,000, net of minority interest of unitholders in the operating partnership. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the Operating Partnership. The Company invested the net sales proceeds in a replacement property in connection with a Section 1031 tax deferred exchange. See Note 9 - Related Party Transactions.

         On November 6, 2001, the Company purchased the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida from an unrelated party for a purchase price of $27,778,000, including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the Crestmark sale. To provide the balance of the funds needed to purchase St. Andrews, the Company obtained a $21,000,000 permanent loan from State Farm Life Insurance Company. The loan bears a fixed interest rate of 6.95% and has a 10-year term.

         Unaudited pro forma amounts for the years ended December 31, 2001 and 2000 assuming the purchase of St. Andrews at the Polo Club and the sales of Ivey Brook, Rosewood Plantation and Crestmark had taken place as of January 1 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisition and sales occurred at the beginning of the periods presented, nor is it indicative of future results.

                                                                                      2001         2000
                                                                                   ---------    ---------
                           Total operating revenues                                $  17,037    $  13,947
                           Loss before extraordinary items                            (1,404)         (25)
                           Net loss                                                   (1,634)         (25)

                           Per Share Data - Basic and Diluted
                                    Loss before extraordinary items                $   (0.29)   $   (0.01)
                                    Net loss                                           (0.34)       (0.01)


4.       NOTES PAYABLE

         LINE OF CREDIT. The Company renewed a $2,000,000 revolving unsecured line of credit (the "Line") in June 2001 to provide funds for short-term working capital purposes. The Line has a one-year term and bears an interest rate of LIBOR plus 150 basis points. The amount outstanding under the Line was $2,000,000 and $0 at December 31, 2001 and 2000, respectively.

         MORTGAGE NOTES. Mortgage notes payable were secured by the following communities at December 31, 2001 and 2000:

                                                                                       PRINCIPAL OUTSTANDING
                                                               RATE AS OF        --------------------------------
 PROPERTY SECURING MORTGAGE           MATURITY                  12/31/01           12/31/01            12/31/00
 --------------------------           --------                 ----------        -----------          -----------

Addison Place - Phase I               11/15/09                    6.95%          $ 9,394,000          $ 9,492,000
Bradford Creek                        06/15/08                    7.15             8,082,000            8,181,000
Crestmark                               N/A                        N/A                     0           15,586,000
Highland Park*                        02/15/03                    7.30             7,629,000            7,740,000
Plantation Trace                      10/15/08                    7.09            11,493,000           11,632,000
Preston Oaks                            N/A                        N/A                     0            8,198,000
Preston Oaks **                       02/01/08                    7.18            12,586,000                    0
River Oaks                            11/15/03                    7.15             8,710,000            8,833,000
Rosewood Plantation                     N/A                        N/A                     0            7,876,000
St. Andrews at the Polo Club          12/01/11                    6.95            20,983,000                    0
                                                                                 -----------          -----------

                                                                                 $78,877,000          $77,538,000
                                                                                 ===========          ===========


         * On March 1, 2002, the Company signed a commitment to refinance the Highland Park mortgage note with a new $10,000,000 loan from Primary Capital Advisors. The terms of the new loan include a ten-year term with a fixed interest rate of 6.76% payable in monthly installments of $64,926 based on a 30-year amortization schedule. The Company expects to close the new loan in November 2002.

         ** On February 1, 2001, the Company refinanced the Preston Oaks mortgage note with a new loan from Primary Capital Advisors. This $12,700,000 loan has a seven-year term with a fixed interest rate of 7.18% payable in monthly installments of $86,034 based on a 30-year amortization schedule.

         CONSTRUCTION LOAN. On May 3, 2000, the Company closed a $22,500,000 construction loan to fund the construction of the second phase of Addison Place. The loan has a 5-year term and bears an interest rate of LIBOR plus 150 basis points. When the loan closed, the Company entered into an interest rate swap agreement that synthetically fixed the interest rate at 8.62% (Note 2). At December 31, 2001, $22,397,000 was drawn on the loan.

         On April 26, 2001, the Company closed a $17,000,000 construction/permanent loan, which is being used to complete construction of the 250-unit Veranda Chase community. The loan has a seven-year term and bears an interest rate of LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and then include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into an interest rate swap agreement that synthetically fixed the interest rate at 7.38% (Note 2) for the first five years of the loan. At December 31, 2001, $7,640,000 was drawn on the loan.

         On June 28, 2001, the Company closed a $5,280,000 loan to fund the construction of the corporate office building. The loan is secured by the land, has a 35-month term, and bears interest at LIBOR plus 200 basis points. At December 31, 2001, $1,667,000 was drawn on the loan.

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

         On February 1, 2000, the Company closed a $2,000,000 land loan to fund the initial construction of the Veranda Chase community. The loan was secured by the Veranda Chase land, had a 12-month term and an interest rate of LIBOR plus 150 basis points. The loan was renewed in February 2001 for an additional six month term and was repaid in full upon closing of the $17,000,000 Veranda Chase construction loan.

         On June 28, 2001, the Company closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan is secured by the Northridge land, has a 12-month term, and bears interest at a rate of LIBOR plus 175 basis points. At December 31, 2001, $3,000,000 was drawn on the loan.

         On September 6, 2001, the Company closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and improvements, was increased to $3,700,000 on December 21, 2001, has a maturity date of April 30, 2002, and bears interest at LIBOR plus 185 basis points. At December 31, 2001, $3,700,000 was drawn on the loan.

         On December 19, 2001, the Company closed a $1,300,000 land loan with the cash proceeds being used for working capital. The loan is secured by the East Fox Court land, has a 12-month term, and bears an interest rate of LIBOR plus 200 basis points. At December 31, 2001, $1,300,000 was drawn on the loan.

         The scheduled principal payments of all debt outstanding at December 31, 2001 for each of the years ending December 31 are as follows:

                         2002                                        $11,034,000
                         2003                                         16,995,000
                         2004                                          2,684,000
                         2005                                         22,978,000
                         2006                                          1,021,000
                         Thereafter                                   65,869,000
                                                                      ----------

                         Mortgage notes payable                     $120,581,000
                                                                     ===========

         Real estate assets having a combined depreciated cost of approximately $92,174,000 serve as collateral for the outstanding mortgage debt at December 31, 2001.


5.       EXTRAORDINARY ITEMS

         The 2001 extraordinary item relates to the write-off of unamortized loan costs and prepayment fees related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, (b) the Rosewood community, which was sold in January 2001, and (c) the Crestmark community, which was sold in July 2001. The extraordinary items - $230,000 related to Preston Oaks, $61,000 related to Rosewood and $114,000 related to Crestmark - are net of $113,000 for Preston Oaks, $31,000 for Rosewood and $55,000 for Crestmark, which amounts were allocated to the minority interest of the unitholders in the Operating Partnership and calculated based on the weighted average number of partnership units outstanding during the periods presented.

         The 2000 extraordinary item relates to the write-off of unamortized loan costs for the extinguishment of the mortgage loan secured by the Ivey Brook community, which the Company sold in June 2000. This extraordinary item is net of $35,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of partnership Units outstanding during the period.

         The 1999 extraordinary item relates to the write-off of unamortized loan costs and prepayment fee to the lender for the extinguishment of the mortgage loan secured by the Bentley Place community, which the Company sold in August 1999. This extraordinary item is net of $107,000, which was allocated to the minority interest of the unitholders in the Operating Partnership, and calculated based on the weighted average number of partnership Units outstanding during the period.

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

         The fair value of the Company's interest rate swap agreements on its construction loans was ($842,000) and ($2,880,000) at December 31, 2000 and 2001, respectively.

         Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 2001 and 2000. Fixed rate mortgage debt, the construction loans, the variable rate line of credit, and the variable rate land loans with carrying values of $120,581,000 and $93,690,000 at December 31, 2001 and 2000, respectively, are estimated by management to approximate fair value based upon interest rates available to the Company for debt with similar terms and maturities.


7.       SHAREHOLDERS' EQUITY

         EXCHANGES OF UNITS FOR SHARES. During the years ended December 31, 2001, 2000, and 1999, a total of 86,978, 191,341, and 185,858 Units, respectively, were exchanged for the same number of Shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

         REDEMPTIONS OF UNITS FOR CASH. During the year ended December 31, 1999, a total of 3,917 Units were redeemed for cash of $28,000. No Units were redeemed for cash in 2001 or 2000.

         RESTRICTED SHARE AWARDS. During the years ended December 31, 2001, 2000, and 1999, the Company granted 18,290, 10,261 and 9,802 Shares of restricted stock to certain employees. The market value of these restricted stock grants totaled $141,000, $77,000 and $79,000 respectively, which was recorded as unamortized deferred compensation and is shown as a separate component of shareholders' equity. These restricted Shares vest 100% at the end of a three or four-year vesting period and are being amortized to compensation expense ratably over the vesting period.

         TREASURY SHARE REPURCHASES. During the years ended December 31, 2001, 2000, and 1999, the Company repurchased 69,500, 152,588 and 121,200 shares at a total cost of $554,000, $1,156,000 and $909,000, respectively.

         DIVIDENDS. The Company suspended the quarterly dividend payment for the fourth quarter of 2001. Of the total dividends declared for 2001 totaling $0.33 per share, approximately $0.14 per share represents ordinary income, $0.05 per share represents capital gain and $0.14 per share represents a return of capital to the shareholders. On December 19, 2000, the Company's board of directors declared a quarterly distribution in the amount of $0.11 per common Share and Unit payable on January 12, 2001 to shareholders and unitholders of record on December 29, 2000. Of the total dividends declared for 2000 totaling $0.74 per share, approximately $0.18 per share represents ordinary income, $0.42 per share represents capital gain and $0.14 per share represents a return of capital to the shareholders. On November 16, 1999, the Company's board of directors declared a quarterly distribution in the amount of $0.135 per common Share and Unit payable on January 14, 2000 to shareholders and unitholders of record on December 30, 1999. Of the total dividends declared for 1999 totaling $1.085 per share, approximately $0.12 per share represents ordinary income, $0.21 per share represents capital gain and $0.75 per share represents a return of capital to the shareholders.

         EARNINGS PER SHARE. Reconciliations of income available to common shareholders and weighted average Shares and Units used in the Company's basic and diluted earnings per share computations are detailed below (dollars in thousands).

                                                                                  2001              2000            1999
                                                                                  ----              ----            ----

         Income before extraordinary items - basic                           $   7,845         $   2,900       $      900
         Minority interest of Unitholders in the Operating
            Partnership in income before extraordinary items                     3,814             1,478              520
                                                                             ---------         ---------       ----------

         Income before extraordinary items - diluted                        $   11,659         $   4,378       $    1,420
                                                                            ==========         =========       ==========

         Net income - basic                                                  $   7,440         $   2,832       $      716
         Minority interest of Unitholders in Operating
          Partnership in net income                                              3,614             1,443              413
                                                                             ---------         ---------       ----------

         Net income - diluted                                               $   11,054         $   4,275       $    1,129
                                                                            ==========         =========       ==========

         Weighted average Shares - basic                                     4,870,117         4,881,601        4,737,008
         Dilutive Securities - weighted average Units                        2,356,006         2,485,467        2,711,749
                                                                             ---------         ---------        ---------

         Weighted average Shares - diluted                                   7,226,123         7,367,068        7,448,757
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

         The Company owns, operates, develops and constructs multifamily apartment communities located in Georgia, is constructing a community in North Carolina and owns a community in Florida. These apartment communities generate rental revenue and other income through leasing of apartment homes to a diverse group of residents. The Company evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities have similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of the Company's total revenues for each of the three years ended December 31, 2001, 2000, and 1999.

         The Company is constructing a 42,090 square foot retail center located adjacent to its Addison Place community and an office building located adjacent to its Northridge apartment community.

         The primary financial measure for the Company's reportable business segment is net operating income ("NOI"), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current year NOI is compared to prior year NOI and current year budgeted NOI as measures of financial performance. NOI from apartment communities totaled $12,100,000, $13,419,000, and $12,696,000 for the years ended December
         31, 2001, 2000 and 1999, respectively. All other segment measurements are disclosed in the Company's consolidated financial statements.


9.       RELATED PARTY TRANSACTIONS

         The Company enters into transactions with Roberts Properties and Roberts Construction, affiliates of Mr. Roberts, the Chairman of the Board, Chief Executive Officer, and President of Roberts Realty Investors, Inc., in the ordinary course of business. These transactions are discussed below.

         LAND ACQUISITIONS. On May 30, 2001, the Company purchased the East Fox Court land from Roberts Properties for $1,447,000. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price the Company paid included $377,000 in development-related work previously performed by Roberts Properties. Roberts Properties had completed approximately two-thirds of the necessary development work on the property, and the Company will retain Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. The Company intends to enter into a cost plus 10% contract with Roberts Construction, Inc. to build the 80 townhouse units. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties.

         On June 20, 2001, the Company purchased the Addison Shoppes land from REES L.L.C. 59 for $4,470,000. REES 59 had previously purchased the land from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest. The Company entered into a cost plus 5% contract with Roberts Construction to complete the retail center. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

         On June 28, 2001, the Company purchased the Northridge apartment land from Roberts Properties for $5,376,000. The Company will retain Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. The Company also intends to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

         On June 28, 2001, the Company purchased land and the partially constructed Northridge office building from Roberts Properties for $2,147,000. The Company will use a portion of the building for its corporate office headquarters and will lease the remaining space to Roberts Properties, Roberts Construction and unaffiliated tenants. The Company entered into a fixed cost contract with Roberts Construction to construct the building and intends to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will construct the building and the tenant finish work for cost. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

         CONSTRUCTION CONTRACTS. The Company enters into contractual commitments with Roberts Construction in the normal course of business related to the construction of real estate assets. Mr. Roberts owns all of the outstanding shares of Roberts Construction. Roberts Construction constructed the first phase of Addison Place under a cost plus 10% contract. Roberts Construction completed construction of the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% arrangement. Roberts Construction started construction of the Company's Charlotte community in 1999 and is the general contractor on the project. In 2000, the Company entered into a contract with Roberts Construction related to construction of the Veranda Chase apartment community in Atlanta. Under both the Charlotte and Veranda Chase contracts, the Company will pay Roberts Construction cost plus 10%. In 2001, the Company entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Shoppes retail center. Also, in 2001, the Company entered into a contract with Roberts Construction related to the construction of the Northridge corporate office building. The cost of construction is fixed for both the Addison Shoppes and Northridge office building contracts. The contractual amounts for projects started and/or completed with Roberts Construction during the last three years, from inception through December 31, 2001 are summarized in the following table:

                                                     ACTUAL/ESTIMATED                              ESTIMATED
                                                           TOTAL                                   REMAINING
                                                         CONTRACT              AMOUNT             CONTRACTUAL
                                                          AMOUNT              INCURRED            COMMITMENT
                                                     ----------------      -------------         ------------
                  Addison Shoppes                    $ 1,747,000           $ 1,336,000           $   411,000
                  Northridge Office Building           4,982,000             2,566,000             2,416,000
                  Charlotte                           23,151,000             4,214,000            18,937,000
                  Veranda Chase                       15,747,000             8,516,000             7,231,000
                  Addison Place - Phase I              9,647,000             9,647,000                     0
                  Addison Place - Phase II            22,331,000            21,791,000               540,000
                                                     -----------           -----------           -----------

                                                     $77,605,000           $48,070,000           $29,535,000
                                                     ===========           ===========           ===========

         The Company paid Roberts Construction for labor and materials to perform capital improvements for the communities in the amount of $161,000, $33,000 and $420,000 in 2001, 2000 and 1999, respectively.

         DEVELOPMENT FEES. Roberts Properties received fees for various development services including market studies, business plans, design, finish selection, interior design and construction administration (including amounts described in "Land Acquisitions" above). Fees incurred totaled $109,000, $2,148,000 and $2,603,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         PARTNERSHIP PROFITS INTERESTS. Between 1994 and 1996, the Operating Partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. As a part of each acquisition, the Operating Partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the Operating Partnership ("Profits Interests"). There were four remaining Profits Interests as of December 31, 2001.

As the holder of the Profits Interests, Roberts Properties may receive distributions in certain circumstances. Upon a sale of any of the acquired properties, Roberts Properties will receive a distribution of a specified percentage of the gross sales proceeds, or, in the case of the Crestmark Phase II land, a specified amount. Upon a change in control of the Company or the Operating Partnership, Roberts Properties will receive a distribution of the applicable percentages of the fair market values of all of the properties and the specified amount with respect to the Crestmark Phase II land. The amount to be distributed to Roberts Properties with respect to each affected property will, however, be limited to the amount by which the gross proceeds from the sale of that property, or, in connection with a change in control, its fair market value, exceeds the sum of:

- the debt assumed, or taken subject to, by the Operating Partnership in connection with its acquisition of the property;

- the equity issued by the Operating Partnership in acquiring the property; and

- all subsequent capital improvements to the property made by the Operating Partnership.

The percentages that apply to the sales prices, or fair market values, of the affected properties are shown in the following table as of December 31, 2001:

                      River Oaks                              5%
                      Preston Oaks Phase I                    5%
                      Highland Park                           5%
                      Plantation Trace Phase I                6%

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

         During 2001, 2000, and 1999, Profits Interests of $1,668,000, $726,000,
         and $242,000, respectively, were paid to Roberts Properties.

         OTHER FEES. During 2001, 2000 and 1999, affiliates of Mr. Roberts received fees and cost reimbursements for services related to (1) the acquisition and rezoning of a 1.1 acre parcel of undeveloped land located adjacent to the existing Preston Oaks community ($25,000) and
         (2) miscellaneous fees and cost reimbursements ($554,000). These fees and costs incurred totaled $145,000, $192,000, and $242,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         LOAN ORIGINATION FEES. A director of the Company is executive vice president of a commercial mortgage banking firm that has originated loans for the Company. Loan origination fees incurred totaled $125,000, $0, and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.


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

         As a result of the mergers of various limited partnerships into the Operating Partnership, the former partners of these limited partnerships received Units. Holders of Units have the right to require the Operating Partnership to redeem their Units for Shares, subject to certain conditions. Upon submittal of Units for redemption, the Operating Partnership will have the option either (a) to pay cash for those Units at their fair market value, which will be based upon the then current trading price of the Shares, or (b) to acquire those Units in exchange for Shares (on a one-for-one basis). The Company has adopted a policy that it will issue Shares in exchange for all future Units submitted. There were 2,316,517 Units outstanding at December 31, 2001 that could be exchanged for Shares, subject to the conditions described above.

         The Company enters into contractual commitments in the normal course of business related to the development of real estate assets. Management does not believe that the completion of these commitments will result in a material adverse effect on the Company's financial position or results of operations.


11.      COMPREHENSIVE INCOME

         Roberts Realty's comprehensive income, which consists of net income, the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 133 on January 1, 2001, as amended, and the change in the fair value of the swap contract payable is calculated as follows:

                                                                     Year Ended       Year Ended     Year Ended
                                                                      12/31/01         12/31/00       12/31/99
                                                                     ----------       ----------     ----------

Net income                                                            $ 7,440           $2,832          $716
Cumulative effect of a change in accounting
     principle, net of minority interest                                 (564)               0             0
Change in the fair value of the swap contract
     payable, net of minority interest                                 (1,392)               0             0
                                                                      -------           ------          ----

                                                                      $ 5,484           $2,832          $716
                                                                      =======           ======          ====

12.      SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the years ended December 31, 2001, 2000, and 1999 were as follows:

A. On June 23, 2000, the Company sold the Ivey Brook community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $6,190,000.

B. On January 4, 2001, the Company sold the Rosewood Plantation community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $7,400,000. At closing, there was a $476,000 reduction in the sales proceeds which represented a pay down on the mortgage note payable.

C. On July 11, 2001, the Company sold the Crestmark community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $15,485,000.

13.      SUBSEQUENT EVENTS

         On February 21, 2002, the Company closed a $24,000,000 million construction/permanent loan, which is being used to finance the construction of its 319-unit apartment community in Charlotte, North Carolina. The cash proceeds from the loan were used to pay off the Company's revolving line of credit. The loan matures on March 10, 2006, with the Company having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at a rate of LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization and an assumed interest rate of 7.0%, plus actual interest.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

ROBERTS REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)

                                                        Initial Cost to Company                          Carried at Close of Period
                                                        -----------------------                         --------------------------
                                                                                 Improvements
                                                                                 Capitalized
                                                                    Buildings       After                   Buildings
                                                                      and        Acquisition/                 and
Description                               Encumbrance     Land    Improvements   Construction     Land     Improvements     Total
-----------                               -----------    -------  ------------   ------------   -------    ------------    --------
River Oaks                                 $  8,710      $ 1,837     $ 9,718       $   966      $ 1,833      $ 10,684      $ 12,517
Preston Oaks                                 12,586        2,570      11,278           325        2,570        11,603        14,173
Highland Park                                 7,629        1,827      10,003           222        1,827        10,225        12,052
Addison Place Phase II                       22,397          696       5,168        20,609        3,195        25,777        28,972
Plantation Trace                             11,493        2,385      15,802         1,123        2,385        16,925        19,310
Veranda Chase (A)                             7,640            0           0             0            0             0             0
Northridge Corporate Office Bldg. (A)         1,667            0           0             0            0             0             0
Northridge Apartments (A)                     3,000            0           0             0            0             0             0
Addison Shoppes (A)                           3,700            0           0             0            0             0             0
East Fox Court (B)                            1,300        1,741           0             0        1,741             0         1,741
Bradford Creek                                8,082        1,672      12,174           125        1,672        12,299        13,971
St. Andrews at the Polo Club                 20,983        4,167      23,651             7        4,167        23,658        27,825
Addison Place Phase I                         9,394        2,080      10,440           445        2,080        10,886        12,966
                                           --------      -------     -------       -------      -------      --------      --------
Total                                      $118,581      $18,975     $98,234       $23,822      $21,470      $122,057      $143,527
                                           ========      =======     =======       =======      =======      ========      ========


                                                            Life on which                                  Date of
                                   Accumulated              Depreciation                   Date           Original
Description                        Depreciation             is Computed                  Acquired       Construction
-----------                        ------------             -----------                  --------       ------------
River Oaks                          $  4,138               3 - 27.5 Years                Oct - 94           1992
Preston Oaks                           3,751               3 - 27.5 Years                Oct - 94           1995
Highland Park                          3,376               3 - 27.5 Years                Oct - 94           1995
Addison Place Phase II                 1,240               3 - 27.5 Years                Jun - 98           1999
Plantation Trace                       4,639               3 - 27.5 Years                May - 95           1990
Bradford Creek                         2,494               3 - 27.5 Years                Mar - 96           1998
St. Andrews at the Polo Club             235               3 - 27.5 Years                Nov - 01           2000
Addison Place Phase I                  1,590               3 - 27.5 Years                Sep - 99           1999
                                    --------
Total                               $ 21,463
                                    ========

The accompanying notes are an integral part of this schedule.

(A) A portion of Addison Place Shoppes, Northridge community, Northridge corporate office building and the Veranda Chase community were under construction as of December 31, 2001. Construction in progress and real estate under development of $38,809,000 as of December 31, 2001 (which is excluded from Schedule III) includes these properties as well as the Charlotte development, which was unencumbered at December 31, 2001.

(B) The Company intends to build 80 townhouse units on the 9.5 acre East Fox Court property. There currently is a sewer moratorium in effect which is delaying the development and construction of the townhouses for an indeterminate time.

(C) The Company enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Construction - see Note 9 to the Consolidated Financial Statements.

(D) Gross capitalized costs of real estate assets are summarized as follows:

                                                                         2001               2000                1999
                                                                      =========           =========           =========
         BALANCE AT BEGINNING OF PERIOD                               $ 123,680           $ 128,898           $ 122,830
              Additions during period:
                  Other additions                                        53,316               6,555              12,915
                  Improvements                                              380                 902                 950
                                                                      ---------           ---------           ---------
                      Total Additions                                    53,696               7,457              13,865
                                                                      ---------           ---------           ---------

              Deductions during period:
                  Sales                                                 (33,564)            (12,068)             (7,459)
                  Other disposals                                          (285)               (607)               (338)
                                                                      ---------           ---------           ---------
                  Total disposals                                       (33,849)            (12,675)             (7,797)

         Balance at close of period                                   $ 143,527           $ 123,680           $ 128,898
                                                                      =========           =========           =========

(E) Accumulated depreciation on real estate assets is as follows:

                                                                         2001               2000                 1999
                                                                      ---------           ---------           ---------
BALANCE AT BEGINNING OF PERIOD                                        $  24,061           $  21,029           $  16,914

     Additions during period:
         Depreciation expense                                             5,501               5,463               5,529
                                                                      ---------           ---------           ---------
         DEDUCTIONS DURING PERIOD
         Sales                                                           (7,864)             (1,959)             (1,154)
         Other disposals:                                                  (235)               (472)               (260)
                                                                      ---------           ---------           ---------
         Total disposals                                                 (8,099)             (2,431)             (1,414)
Balance at close of period                                            $  21,463           $  24,061           $  21,029
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

         We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
   Articles of Incorporation, Bylaws and Certificates and Articles of Merger:
3.1      Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 1994. [* 2.1]

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

                      Material Agreements with Affiliates:

10.1.1   Amended and Restated Consulting Agreement between Roberts Properties
         Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996.
         [Incorporated by reference to Exhibit 10.23.1 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

10.1.2   Amended and Restated Consulting Agreement between Roberts Properties
         Residential, L.P. and Roberts Properties Group, Inc., dated June 26,
         1996. [Incorporated by reference to Exhibit 10.23.2 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

10.1.3   Design and Development Agreement between Roberts Properties
         Residential, L.P. and Roberts Properties, Inc. (Addison Place).
         [Incorporated by reference to Exhibit 10.14.11 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.4   Design and Development Agreement between Roberts Properties
         Residential, L.P. and Roberts Properties, Inc. (Veranda Chase).
         [Incorporated by reference to Exhibit 10.16.04 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.5   Construction Administration Agreement between Roberts Residential, L.P.
         and Roberts Properties, Inc. (Veranda Chase). [Incorporated by reference to Exhibit 10.16.05 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.6   Design and Development Agreement between Roberts Properties
         Residential, L.P. and Roberts Properties, Inc. (Charlotte).
         [Incorporated by reference to Exhibit 10.17.01 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.7   Construction Administration Agreement between Roberts Residential, L.P.
         and Roberts Properties, Inc. (Charlotte). [Incorporated by reference to
         Exhibit 10.17.02 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.8   Agreement and Plan of Merger by and between Roberts Properties
         Residential, L.P. and Roberts Properties Management, L.L.C., dated
         April 1, 1997 [Incorporated by reference to Exhibit 2.1 from our current report on Form 8-K dated April 1, 1997.]

10.1.9   Sales Contract between Roberts Properties, Inc. and Roberts Properties
         Residential, L.P., dated May 25, 2001 (East Fox Court). [Incorporated by reference to Exhibit 10.18.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.10  Design and Development Agreement between Roberts Properties
         Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001
         (East Fox Court). [Incorporated by reference to Exhibit 10.18.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.11  Sales Contract between Roberts Properties, Inc. and Roberts Properties
         Residential, L.P. dated June 27, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.12  Sales Contract between Roberts Properties, Inc. and Roberts Properties
         Residential, L.P., dated June 27, 2001 (Corporate Office Building).
         [Incorporated by reference to Exhibit 10.20.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.13  Construction Administration Agreement between Roberts Residential, L.P.
         and Roberts Properties, Inc. (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.5 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.14  Restricted Stock Award Agreement between Roberts Realty Investors, Inc.
         and Charles R. Elliott, dated March 20, 2001. [Incorporated by reference to Exhibit 10.17.1 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.1.15  Restricted Stock Award Agreement between Roberts Realty Investors, Inc.
         and Ronald L. Johnson, dated February 2, 2001. [Incorporated by reference to Exhibit 10.17.2 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.1.16  Construction Administration Agreement between Roberts Residential, L.P.
         and Roberts Properties, Inc. (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.21.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.17  Design and Development Agreement between Roberts Properties
         Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001
         (Northridge).

                        Preston Oaks Financing Documents:

10.2.1 Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001, in the original principal amount of $12,700,000 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

10.2.2   Multifamily Deed to Secure Debt, Assignment of Rents and Security
         Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001 (Preston Oaks).
         [Incorporated by reference to Exhibit 10.1.4 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

                       Highland Park Financing Documents:

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

                         River Oaks Financing Documents:

10.4.1 Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated October 17, 1996, in the original principal amount of $7,250,000.00 (River Oaks).
         [Incorporated by reference to Exhibit 10.3.3 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

10.4.2 Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of Nationwide Life & Annuity Insurance Company, dated October 17,
         1996, in the original principal amount of $2,000,000.00 (River Oaks).
         [Incorporated by reference to Exhibit 10.3.4 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

10.4.3   Deed to Secure Debt and Security Agreement executed by Roberts
         Properties Residential, L.P. in favor of Nationwide Life Insurance
         Company and Nationwide Life & Annuity Insurance Company, dated October
         17, 1996, and related collateral documents (River Oaks). [Incorporated by reference to Exhibit 10.3.5 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

                      Plantation Trace Financing Documents:

10.5.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September
         29, 1998, in the original principal amount of $11,900,000 (Plantation
         Trace). [Incorporated by reference to Exhibit 10.07.04 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

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

10.5.3   Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of
         The Prudential Insurance Company of America, dated September 29, 1998
         (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

                       Bradford Creek Financing Documents:

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

10.6.3   Guaranty between Roberts Realty Investors, Inc. and Nationwide Life
         Insurance Company of America, dated June 1, 1998 (Bradford Creek).
         [Incorporated by reference to Exhibit 10.8.8 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

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

10.7.3   Guaranty executed by Roberts Realty Investors, Inc. in favor of The
         Prudential Insurance Company of America, dated October 25, 1999
         (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.06 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.8.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000, in the original principal amount of $22,500,000 (Addison Place Phase II). [Incorporated by reference to Exhibit 10.14.09 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.8.2   Deed to Secure Debt, Security Agreement and Assignment of Leases and
         Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place
         Phase II). [Incorporated by reference to Exhibit 10.14.10 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]


           Veranda Chase (formerly Old Norcross) Financing Documents:

10.9.1 Promissory Note executed by Roberts Realty Residential, L.P. in favor of Compass Bank, dated April 25, 2001, in the original principal amount of $17,000,000 (Veranda Chase). [Incorporated by reference to Exhibit
         10.16.4 from our quarterly report on Form 10-Q for the quarter ended
         June 30, 2001.]

10.9.2   Future Advance Deed to Secure Debt, Assignment of Rents and Leases and
         Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase).

10.9.3   Construction Loan Agreement executed by Roberts Properties Residential,
         L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase).
         [Incorporated by reference to Exhibit 10.16.5 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

                    Northridge Community Financing Documents:

10.10.1  Promissory Note executed by Roberts Property Residential, L.P. in favor
         SouthTrust Bank, dated June 28, 2001, in the original principal amount of $3,000,000 (Northridge). [Incorporated by reference to Exhibit
         10.19.2 from our quarterly report on Form 10-Q for the quarter ended
         June 30, 2001.]

10.10.2  Deed to Secure Debt, Assignment of Leases and Rents and Security
         Agreement executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.10.3  Assignment of Leases and Rents executed by Roberts Realty Residential,
         L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge).
         [Incorporated by reference to Exhibit 10.19.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

                 Corporate Office Building Financing Documents:
10.11.1 Promissory Note executed by Roberts Property Residential, L.P. in favor of Bank of North Georgia, dated June 28, 2001 in the original principal amount of $5,280,000 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.11.2  Construction Loan Agreement executed by Roberts Properties Residential,
         L.P. in favor of the Bank of North Georgia, dated June 28, 2001
         (Corporate Office Building). [Incorporated by reference to Exhibit
         10.20.3 from our quarterly report on Form 10-Q for the quarter ended
         June 30, 2001.]

10.11.3 Deed to Secure Debt executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate
         Office Building). [Incorporated by reference to Exhibit 10.20.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

                   Addison Place Shoppes Financing Documents:

10.12.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated August 31, 2001 in the original principal amount of $2,700,000 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.21.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.12.2  Deed to Secure Debt, Security Agreement and Assignment of Rents and
         Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth
         Bank, dated August 31, 2001 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.21.2 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

                St. Andrews at the Polo Club Financing Documents:

10.13.1 Promissory Note executed by Roberts Properties Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 in the original principal amount of $ $21,000,000 (St. Andrews at the Polo
         Club)

10.13.2  Mortgage and Security Agreement executed by Roberts Realty Residential,
         L.P. in favor of State Farm Life Insurance Company, dated November 6,
         2001 (St. Andrews at the Polo Club)

10.13.3  Assignment of Rents and Lease executed by Roberts Realty Residential,
         L.P. in favor of State Farm Life Insurance Company, dated November 6,
         2001 (St. Andrews at the Polo Club)

10.13.4  Guaranty Agreement (Rental Achievement) executed by Roberts Realty
         Investors, Inc. in favor of State Farm Life Insurance Company, dated
         November 6, 2001 (St. Andrews at the Polo Club)

10.13.5  Guaranty Agreement (Carve out) executed by Roberts Realty Investors,
         Inc. in favor of State Farm Life Insurance Company, dated November 6,
         2001 (St. Andrews at the Polo Club)

                                 Other Exhibits:

   21                Subsidiaries of the Registrant.

   21                Subsidiaries of the Registrant

   23.1              Consent of Arthur Andersen LLP

   24.1              Power of Attorney (contained on the signature page hereof).

   99.1              Letter from the registrant regarding letter from Arthur
                     Andersen LLP

-----------------

(b)      Current Reports on Form 8-K during the quarter ended December 31, 2001.

         1. Current report on Form 8-K filed November 20, 2001 regarding our acquisition of our St. Andrews at The Polo Club community. The report was subsequently amended by a filing made on January 18, 2002 that included the statement of specific operating expenses in excess of revenues of St. Andrews at The Polo Club for the nine months ended September 30, 2001, the pro forma condensed consolidated balance sheet as of September 30, 2001 (unaudited) and the pro forma consolidated statement of operations for the nine months ended September 30, 2001 (unaudited).

         2. Current report on Form 8-K filed November 29, 2001 with a press release and an attached letter to our shareholders. The press release and letter provided an update on our activities, including the suspension of our quarterly dividend for the fourth quarter of 2001 and the first quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.


By:           /s/  Charles S. Roberts
    ----------------------------------------------------------
       Charles S. Roberts, Chairman of the Board,
       Chief Executive Officer and President

Date:  March 29, 2002

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

         Signature                                            Title                                            Date
         ---------                                            -----                                            ----
/s/  Charles S. Roberts                              Chairman of the Board, Chief
--------------------------------------------
Charles S. Roberts                                   Executive Officer and President                      March 29, 2002


/s/  Charles R. Elliott                              Secretary, Treasurer, Chief                          March 29, 2002
--------------------------------------------
Charles R. Elliott                                   Financial Officer (Principal Financial
                                                     Officer and Principal Accounting Officer)
                                                     and Director


/s/  Dennis H. James                                 Director                                             March 29, 2002
--------------------------------------------
Dennis H. James


/s/  Wm. Jarell Jones                                Director                                             March 29, 2002
--------------------------------------------
Wm. Jarell Jones

/s/  Ben A. Spalding                                 Director                                             March 29, 2002
--------------------------------------------
Ben A. Spalding


/s/  George W. Wray, Jr.                             Director                                             March 29, 2002
--------------------------------------------
George W. Wray, Jr.

                                  EXHIBIT INDEX

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

         We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

EXHIBIT
  NO.                                                DESCRIPTION
-------                                               -----------
   Articles of Incorporation, Bylaws and Certificates and Articles of Merger:

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

                                                         Material Agreements with Affiliates:
   10.1.1            Amended  and  Restated  Consulting  Agreement  between  Roberts  Properties  Residential,  L.P.  and  Roberts
                     Properties,  Inc.,  dated June 26, 1996.  [Incorporated  by reference to Exhibit  10.23.1 from our  quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.1.2            Amended  and  Restated  Consulting  Agreement  between  Roberts  Properties  Residential,  L.P.  and  Roberts
                     Properties  Group,  Inc.,  dated June 26,  1996.  [Incorporated  by  reference  to Exhibit  10.23.2  from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

   10.1.3            Design and Development Agreement between Roberts Properties  Residential,  L.P. and Roberts Properties,  Inc.
                     (Addison  Place).  [Incorporated  by reference to Exhibit 10.14.11 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.1.4            Design and Development Agreement between Roberts Properties  Residential,  L.P. and Roberts Properties,  Inc.
                     (Veranda  Chase).  [Incorporated  by reference to Exhibit 10.16.04 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.1.5            Construction  Administration  Agreement  between  Roberts  Residential,  L.P.  and Roberts  Properties,  Inc.
                     (Veranda  Chase).  [Incorporated  by reference to Exhibit 10.16.05 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.1.6            Design and Development Agreement between Roberts Properties  Residential,  L.P. and Roberts Properties,  Inc.
                     (Charlotte).  [Incorporated  by reference to Exhibit  10.17.01 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.1.7            Construction  Administration  Agreement  between  Roberts  Residential,  L.P.  and Roberts  Properties,  Inc.
                     (Charlotte).  [Incorporated  by reference to Exhibit  10.17.02 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.1.8            Agreement  and Plan of Merger by and between  Roberts  Properties  Residential,  L.P. and Roberts  Properties
                     Management,  L.L.C.,  dated April 1, 1997  [Incorporated  by reference to Exhibit 2.1 from our current report on Form 8-K dated April 1, 1997.]

   10.1.9            Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential,  L.P., dated May 25, 2001
                     (East Fox Court).  [Incorporated  by reference to Exhibit 10.18.1 from our quarterly  report on
                     Form 10-Q for the quarter ended June 30, 2001.]


   10.1.10           Design and Development Agreement between Roberts Properties Residential,  L.P. and Roberts Properties, Inc.
                     dated June 15, 2001 (East Fox Court). [Incorporated  by reference to Exhibit  10.18.2  from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

   10.1.11           Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential,  L.P. dated June 27, 2001
                     (Northridge). [Incorporated  by reference to Exhibit 10.19.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

   10.1.12           Sales Contract between Roberts  Properties, Inc. and Roberts  Properties  Residential,  L.P., dated June 27,
                     2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.1 from our quarterly report on
                     Form 10-Q for the quarter ended June 30, 2001.]

   10.1.13           Construction  Administration  Agreement  between  Roberts  Residential,  L.P. and Roberts  Properties, Inc.
                     (Corporate Office Building).  [Incorporated by reference to Exhibit 10.20.5 from our quarterly report on Form
                     10-Q for the quarter ended September 30, 2001.]

   10.1.14           Restricted Stock Award Agreement between Roberts Realty Investors,  Inc. and Charles R. Elliott, dated March
                     20, 2001.  [Incorporated  by reference to Exhibit  10.17.1 from our annual report on Form 10-K for the year ended December 31, 2001.]

   10.1.15           Restricted  Stock Award  Agreement  between  Roberts  Realty  Investors,  Inc. and Ronald L. Johnson, dated
                     February 2, 2001. [Incorporated  by reference to Exhibit 10.17.2 from our annual report on Form 10-K for the year ended December 31, 2001.]

   10.1.16           Construction  Administration  Agreement  between  Roberts Residential,  L.P. and Roberts  Properties, Inc.
                     (Addison Place  Shoppes). [Incorporated  by reference to Exhibit  10.21.3 from our quarterly report on Form
                     10-Q for the quarter ended September 30, 2001.]

   10.1.17           Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc.
                     dated June 15, 2001 (Northridge).

                     Preston Oaks Financing Documents:
   10.2.1            Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001, in the original principal amount of $12,700,000 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]



   10.2.2            Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties
                     Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001 (Preston Oaks).
                     [Incorporated by reference to Exhibit 10.1.4 from our quarterly report on Form 10-Q for the quarter ended
                     March 31, 2001.]

                      Park Financing Documents:
   10.3.1            Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance
                     Company, dated January 31, 1996, in the original principal amount of $6,678,000.00 (Highland Park). [* 6.18.1]



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

                         River Oaks Financing Documents:
   10.4.1            Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance
                     Company, dated October 17, 1996, in the original principal amount of $7,250,000.00 (River Oaks). [Incorporated by reference to Exhibit 10.3.3 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

   10.4.2            Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of Nationwide Life & Annuity
                     Insurance Company, dated October 17, 1996, in the original principal amount of $2,000,000.00 (River Oaks).
                     [Incorporated by reference to Exhibit 10.3.4 from our annual report on Form 10-KSB for the year ended December
                     31, 1996.]

   10.4.3            Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of
                     Nationwide Life Insurance Company and Nationwide Life & Annuity Insurance Company, dated October 17, 1996, and related collateral documents (River Oaks). [Incorporated by reference to Exhibit 10.3.5 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

                      Plantation Trace Financing Documents:

   10.5.1            Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, in the original principal amount of $11,900,000 (Plantation Trace).
                     [Incorporated by reference to Exhibit 10.07.04 from our quarterly report on Form 10-Q for the quarter ended
                     September 30, 1998.]

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

   10.5.3            Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of
                     America, dated September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

                       Bradford Creek Financing Documents:

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

   10.6.3            Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America, dated June 1,
                     1998 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.8 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]


                     Addison Place Phases I and II Financing Documents:

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

   10.7.3            Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.06 from our annual report on Form 10-K for the year ended December 31, 1999.]

   10.8.1            Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated
                     May 3, 2000, in the original principal amount of $22,500,000 (Addison Place Phase II). [Incorporated by
                     reference to Exhibit 10.14.09 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

   10.8.2            Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts
                     Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place Phase II).
                     [Incorporated by reference to Exhibit 10.14.10 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

                     Veranda Chase (formerly Old Norcross) Financing Documents:

   10.9.1            Promissory Note executed by Roberts Realty Residential, L.P. in favor of Compass Bank, dated April 25, 2001, in the original principal amount of $17,000,000 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

   10.9.2            Future Advance Deed to Secure  Debt,  Assignment of Rents and Leases and Security Agreement executed by
                     Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase).

   10.9.3            Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated
                     April 25, 2001 (Veranda  Chase). [Incorporated  by reference to Exhibit 10.16.5 from our quarterly report on
                     Form 10-Q for the quarter ended June 30, 2001.]

                     Northridge Community Financing Documents:

   10.10.1           Promissory Note executed by Roberts Property Residential, L.P. in favor SouthTrust Bank, dated June 28, 2001, in the original principal amount of $3,000,000 (Northridge). [Incorporated by reference to Exhibit 10.19.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

   10.10.2           Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement executed by Roberts Realty
                     Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge). [Incorporated by reference to
                     Exhibit 10.19.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

   10.10.3           Assignment of Leases and Rents executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated
                     June 28, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.4 from our quarterly report on Form
                     10-Q for the quarter ended June 30, 2001.]

                 Corporate Office Building Financing Documents:

   10.11.1           Promissory Note executed by Roberts Property Residential, L.P. in favor of Bank of North Georgia, dated
                     June 28, 2001 in the original principal amount of $5,280,000 (Corporate Office Building). [Incorporated by
                     reference to Exhibit 10.20.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

   10.11.2           Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of the Bank of North
                     Georgia, dated June 28, 2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

   10.11.3           Deed to Secure Debt executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

                     Addison Place Shoppes Financing Documents:

   10.12.1           Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated August 31,
                     2001 in the original principal amount of $2,700,000 (Addison Place Shoppes). [Incorporated by reference to
                     Exhibit 10.21.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

   10.12.2           Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty
                     Residential, L.P. in favor of AmSouth Bank, dated August 31, 2001 (Addison Place Shoppes). [Incorporated by
                     reference to Exhibit 10.21.2 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

                     St. Andrews at the Polo Club Financing Documents:

   10.13.1           Promissory Note executed by Roberts Properties Residential, L.P. in favor of State Farm Life Insurance
                     Company, dated November 6, 2001 in the original principal amount of $ $21,000,000 (St. Andrews at the
                     Polo Club)

   10.13.2           Mortgage and Security Agreement executed by Roberts Realty Residential, L.P. in favor of State Farm Life
                     Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club)

   10.13.3           Assignment of Rents and Lease executed by Roberts Realty Residential, L.P. in favor of State Farm Life
                     Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club)

   10.13.4           Guaranty Agreement (Rental Achievement) executed by Roberts Realty Investors, Inc. in favor of State Farm Life
                     Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club)

   10.13.5           Guaranty Agreement (Carve out) executed by Roberts Realty Investors, Inc. in favor of State Farm Life
                     Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club)

                                 Other Exhibits:

   21                Subsidiaries of the Registrant.

   23.1              Consent of Arthur Andersen LLP

   24.1              Power of Attorney (contained on the signature page hereof).

   99.1              Letter from the registrant regarding letter from Arthur Andersen LLP