Form 10-Q
period 2002-03-31
ROBERTS REALTY INVESTORS INC
filed 2002-05-14
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No. 001-13183

Roberts Realty Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2122873

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8010 Roswell Road, Suite 120, Atlanta, Georgia	30350

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, Including Area Code: (770) 394-6000

     Indicate by check ✓ whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑    No   ☐

The number of outstanding shares of the registrant’s Common Stock on April 30, 2002 was 4,921,535 (net of shares held in treasury).

i

PART I

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	MARCH 31,	DECEMBER 31,
	2002	2001

	(Unaudited)
ASSETS
REAL ESTATE ASSETS – At cost:
Land	$19,729	$19,729
Buildings and improvements	109,383	109,166
Furniture, fixtures and equipment	12,993	12,891

	142,105	141,786
Less accumulated depreciation	(23,103)	(21,463)

Operating real estate assets	119,002	120,323
Land held for future development	1,706	1,741
Construction in progress and real estate under development	44,478	38,809

Net real estate assets	165,186	160,873
CASH AND CASH EQUIVALENTS	3,277	2,617
RESTRICTED CASH	336	336
DEFERRED FINANCING COSTS – Net of accumulated amortization of $555 and $464 at March 31, 2002 and December 31, 2001, respectively	1,365	1,225
OTHER ASSETS – Net	594	452

	$170,758	$165,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$101,144	$78,877
Construction note payable	16,389	31,704
Land note payable	8,000	8,000
Line of credit	0	2,000
Swap contract payable	2,485	2,880
Accounts payable and accrued expenses	2,574	1,851
Dividends and distributions payable	8	8
Due to affiliates (including retainage payable of $1,060 and $1,143 at March 31, 2002 and December 31, 2001, respectively)	3,073	2,397
Security deposits and prepaid rents	382	416

Total liabilities	134,055	128,133

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	11,708	11,996

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,279,270 and 5,266,567 shares issued at March 31, 2002 and December 31, 2001, respectively	53	53
Additional paid-in capital	24,477	24,410
Less treasury shares, at cost (362,588 shares at March 31, 2002 and December 31, 2001)	(2,764)	(2,764)
Unamortized restricted stock compensation	(179)	(202)
Retained earnings	5,100	5,833
Accumulated other comprehensive income	(1,692)	(1,956)

Total shareholders’ equity	24,995	25,374

	$170,758	$165,503

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$4,411	$4,510
Other operating income	257	295

Total operating revenues	4,668	4,805

OPERATING EXPENSES:
Personnel	431	458
Utilities	292	275
Repairs, maintenance and landscaping	285	253
Real estate taxes	495	378
Marketing, insurance and other	265	204
General and administrative expenses	525	465
Depreciation of real estate assets	1,639	1,277

Total operating expenses	3,932	3,310

INCOME FROM OPERATIONS	736	1,495

OTHER INCOME (EXPENSE):
Interest income	9	111
Interest expense	(1,583)	(1,174)
Gain (loss) on disposal of assets	3	(16)
Amortization of deferred financing costs	(93)	(41)

Total other expense	(1,664)	(1,120)

INCOME (LOSS) BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE ASSET AND EXTRAORDINARY ITEM	(928)	375
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	297	(124)

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET AND EXTRAORDINARY ITEM	(631)	251
GAIN (LOSS) ON SALE OF REAL ESTATE ASSET, net of minority interest of unitholders in the operating partnership	(102)	5,188

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(733)	5,439
EXTRAORDINARY ITEM – Loss on early extinguishment of debt, net of minority interest of unitholders in the operating partnership	0	(291)

NET INCOME (LOSS)	$(733)	$5,148

INCOME PER COMMON SHARE — BASIC AND DILUTED:
Income (loss) before extraordinary item	$(0.15)	$1.12
Extraordinary item	(0.00)	(0.06)

Net income (loss)	$(0.15)	$1.06

Weighted average common shares — basic	4,911,543	4,867,447
Weighted average common shares — diluted	7,220,176	7,265,003

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(733)	$5,148
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest of unitholders in the operating partnership	(297)	124
(Gain) loss on sale of real estate asset	102	(5,188)
(Gain) loss on disposal of assets	(3)	16
Depreciation and amortization	1,732	1,318
Extraordinary item, net of minority interest of unitholders in the operating partnership	0	291
Amortization of deferred compensation	18	20
Change in assets and liabilities:
Decrease (increase) in restricted cash and cash equivalents	0	(66)
Decrease (increase) in other assets	(142)	319
Increase in accounts payable and accrued expenses relating to operations	608	432
(Decrease) increase in security deposits and prepaid rent	(34)	13

Net cash provided by operating activities	1,251	2,427

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	0	6,370
Loan to intermediary	0	(3,514)
Proceeds from sale of real estate asset, held in escrow	0	(5,789)
Acquisition and construction of real estate assets	(5,308)	(4,856)

Net cash used in investing activities	(5,308)	(7,789)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	0	12,700
Payoff of mortgage notes, including prepayment penalty	0	(8,970)
Principal repayments on mortgage notes payable	(234)	(218)
Payment of loan costs	(233)	(173)
Proceeds from construction loan	7,184	3,631
Payoff of line of credit	(2,000)	0
Repurchase of treasury stock	0	(410)
Payment of dividends and distributions	0	(796)

Net cash provided by financing activities	4,717	5,764

NET INCREASE IN CASH AND CASH EQUIVALENTS	660	402
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,617	1,495

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,277	$1,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,092	$1,324

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION OF ROBERTS REALTY

Roberts Realty Investors, Inc. (the “Company”), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of multifamily apartment communities. The Company owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a “REIT”). Six of the Company’s completed apartment communities are located in the Atlanta metropolitan area with the seventh located in Palm Beach County, Florida.

The Company conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “Operating Partnership”), of which the Company is the sole general partner and had a 68.1% and 67.9% ownership interest at March 31, 2002 and December 31, 2001, respectively. As the sole general partner and owner of a majority interest of the Operating Partnership, the Company controls the Operating Partnership.

At March 31, 2002, the Company owned seven completed multifamily apartment communities totaling 1,632 apartment homes (1,432 in the Atlanta metropolitan area and 200 in Wellington, Florida) and an additional 789 apartment homes were under construction (470 in Atlanta and 319 in Charlotte, North Carolina). In addition, the Company has a 39,907 square foot commercial office building and a 42,090 square foot retail center under construction at March 31, 2002.

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

The minority interest of the unitholders in the Operating Partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the Operating Partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued. The minority interest of the unitholders in the earnings or loss of the Operating Partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 32.0% and 33.0% for the three months ended March 31, 2002 and 2001, respectively. The minority interest of the unitholders was $11,708,000 and $11,996,000 at March 31, 2002 and December 31, 2001, respectively.

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

The Company’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes to them included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.	ACQUISITIONS AND DISPOSITIONS

On January 4, 2001, the Company sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of the unitholders in the operating partnership. The Company acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties, Inc., a non-owned affiliate wholly owned by Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of the Company, under the terms of the agreement of limited partnership of the Operating Partnership. The Company invested the net sales proceeds in replacement properties in connection with a Section 1031 tax-deferred exchange.

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

On June 20, 2001, the Company purchased approximately 6.84 acres of land from REES 59 for $4,470,000, including closing costs, to construct a 42,090 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in Alpharetta, Georgia in front of the Addison Place community. REES 59 had previously purchased the land for $3,514,000 from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest. The purchase was funded from the Rosewood Plantation sales proceeds as part of a Section 1031 tax-deferred exchange. The Company has entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

On June 28, 2001, the Company purchased approximately 10.7 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its Highland Park community. The purchase price was $5,376,000, including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $24,000,000. The Company will retain Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. The Company intends to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

On June 28, 2001, the Company purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. The Company intends to complete construction and use a portion of the building as its corporate headquarters. The Company will lease the remaining space in the building to Roberts Properties and Roberts Construction and to unaffiliated tenants. The Company entered into a fixed-price contract with Roberts Construction to construct the building for $4,670,000, of which $1,616,000 was incurred at closing. The Company intends to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will construct the building and the tenant finish work for cost.

On July 11, 2001, the Company closed the sale of its Crestmark community for $25,000,000. The sale resulted in a gain of $2,794,000, net of minority interest of the unitholders in the operating partnership. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the agreement of limited partnership of the Operating Partnership. The Company invested the net sales proceeds in a replacement property in connection with a Section 1031 tax-deferred exchange.

On November 6, 2001, the Company purchased the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida from an unrelated party for a purchase price of $27,778,000, including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Crestmark. To provide the balance of the funds needed to purchase St. Andrews at the Polo Club, the Company obtained a $21,000,000 permanent loan from State Farm Life Insurance Company. The loan bears a fixed interest rate of 6.95% and has a 10-year term.

4.	NOTES PAYABLE

Line of Credit. Roberts Realty renewed a $2,000,000 revolving unsecured line of credit in June 2001 to provide funds for short-term working capital purposes. This line of credit has a one-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. At March 31, 2002, no balance was outstanding on the line.

Mortgage Notes. The permanent mortgage notes payable secured by the Company’s completed apartment communities at March 31, 2002 and December 31, 2001 were as follows:

		Fixed Interest	Principal Outstanding
		Rate as of
Property Securing Mortgage	Maturity	03/31/02	03/31/02	12/31/01

Addison Place – phase I	11/15/09	6.95%	$9,369,000	$9,394,000
Addison Place – phase II	05/10/05	8.62%	22,500,000	N/A
Bradford Creek	06/15/08	7.15%	8,056,000	8,082,000
Highland Park*	02/15/03	7.30%	7,600,000	7,629,000
Plantation Trace	10/15/08	7.09%	11,457,000	11,493,000
Preston Oaks	02/01/08	7.18%	12,554,000	12,586,000
River Oaks	11/15/03	7.15%	8,678,000	8,710,000
St. Andrews at the Polo Club	12/01/11	6.95%	20,930,000	20,983,000

			$101,144,000	$78,877,000

*	On March 1, 2002, the Company signed a commitment to refinance the Highland Park mortgage note with a new $10,000,000 loan from Primary Capital Advisors. The terms of the new loan include a ten-year term with a fixed interest rate of 6.76% payable in monthly installments of $64,926 based on a 30-year amortization schedule. The Company expects to close the new loan in November 2002.

Construction Loans. On May 3, 2000, the Company closed a $22,500,000 construction/permanent loan to fund the construction of the second phase of Addison Place. The loan has a 5-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. When the loan was closed, the Company entered into a separate agreement that synthetically fixed the interest rate at 8.62% (Note 9). As of May 1, 2002, the construction loan automatically converts to a permanent loan with principal and interest payments due monthly for the remaining term of the loan. At March 31, 2002, $22,500,000 was drawn on the loan and such amount is classified as mortgage notes payable on the accompanying balance sheet

On April 26, 2001, the Company closed a $17,000,000 construction/permanent loan to fund the construction of its 250-unit Veranda Chase community located in Atlanta. The loan has a seven-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, the Company entered into a separate agreement that synthetically fixed the interest rate at 7.38% (Note 9) for the first five years of the loan. At March 31, 2002, $10,539,000 was drawn on the loan.

On June 28, 2001, the Company closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At March 31, 2002, $1,973,000 was drawn on the loan.

On February 21, 2002, the Company closed a $24,000,000 construction/permanent loan, which is being used to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan matures on March 10, 2006, with the Company having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. At March 31, 2002, $3,877,000 was drawn on the loan.

On February 1, 2000, the Company closed a $2,000,000 land loan to fund the initial construction of its Veranda Chase apartment community. The loan was secured by the Veranda Chase land, had a twelve-month term, and an interest rate of the 30-day LIBOR plus 150 basis points. The loan was renewed in February 2001 for an additional six-month term and was repaid in full upon the closing of the $17,000,000 Veranda Chase construction loan.

On June 28, 2001, the Company closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan is secured by the Northridge land, has a 12-month term, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At March 31, 2002, $3,000,000 was drawn on the loan.

On September 6, 2001, the Company closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and the improvements, was increased to $3,700,000 on December 21, 2001, has a maturity date of April 30, 2002, and bears interest at the 30-day LIBOR plus 185 basis points. On April 30, 2002, the maturity date of the loan was extended to August 30, 2002. At March 31, 2002, $3,700,000 was drawn on the loan.

On December 19, 2001, the Company closed a $1,300,000 land loan with the cash proceeds being used for working capital. The loan is secured by the East Fox Court land, has a 12-month term, and bears an interest rate of the 30-day LIBOR plus 200 basis points. At March 31, 2002, $1,300,000 was drawn on the loan.

Interest capitalized was $579,000 and $232,000 for the three months ended March 31, 2002 and 2001, respectively.

Real estate assets having a combined depreciated cost of approximately $118,997,000 served as collateral for the outstanding mortgage debt at March 31, 2002.

5.	EXTRAORDINARY ITEM

The 2001 extraordinary item is the write-off of unamortized loan costs and prepayment fees related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, and (b) the Rosewood community, which was sold in January 2001. The extraordinary items – $230,000 related to Preston Oaks and $61,000 related to Rosewood – are net of $113,000 for Preston Oaks and $31,000 for Rosewood, which amounts were allocated to the minority interest of the unitholders in the Operating Partnership and calculated based on the weighted average number of units outstanding during the period presented.

6.	COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company enters into contractual commitments in the normal course of business with Roberts Properties, Inc. and Roberts Properties Construction, Inc., which are affiliates of the Company that are wholly owned by Mr. Roberts. These contracts relate to the development and construction of real estate assets.

Roberts Construction constructed the first phase of Addison Place, consisting of 118 townhomes, pursuant to a cost plus 10% contract. Roberts Construction completed the construction of the second phase of Addison Place, consisting of 285 apartment homes, under a cost plus 10% contract.

In 2000, the Company entered into contracts with Roberts Construction related to the construction of the Veranda Chase project in Atlanta and the Charlotte project. Under both contracts, the Company will pay Roberts Construction cost plus 10%.

The Company entered into a fixed-price contract in 2001 with Roberts Construction to construct the Northridge corporate office building. Roberts Construction will be the general contractor on the project.

In 2001, the Company entered into a cost plus 5% contract with Roberts Construction to construct the 42,090 square foot Addison Place Shoppes retail center.

At March 31, 2002, the remaining commitments totaled $24,804,000 as summarized in the following table:

	Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment

Charlotte	$23,193,000	$5,464,000	$17,729,000
Veranda Chase	15,747,000	11,560,000	4,187,000
Northridge Office Building	4,990,000	2,744,000	2,246,000
Addison Place Shoppes	1,678,000	1,465,000	213,000
Addison Place Phase II	22,400,000	21,971,000	429,000

	$68,008,000	$43,204,000	$24,804,000

7.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended March 31, 2002 and 2001, a total of 12,770 and 21,767 units, respectively, were exchanged for an equal number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Redemption of Units for Cash. During the three months ended March 31, 2002 and 2001, no units were redeemed for cash.

Restricted Share Awards. During the three months ended March 31, 2002 and 2001, the Company granted 2,047 and 6,250 shares of restricted stock, respectively, at a market value of $15,000 and $50,000, respectively. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of stockholders’ equity. The restricted stock vests 100% at the end of a three to four year vesting period and is being amortized to compensation expense ratably over the vesting period.

Treasury Stock Repurchases. During the three months ended March 31, 2002, the Company did not repurchase any shares. During the three months ended March 31, 2001, the Company repurchased 51,500 shares at a total cost of $410,000.

Dividends. The Company suspended the quarterly dividend payment for the fourth quarter of 2001 and the first quarter of 2002. On March 20, 2001, the Company’s Board of Directors declared a quarterly distribution in the amount of $0.11 per common share and partnership unit payable on April 13, 2001 to shareholders and unitholders of record on March 30, 2001.

Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in the Company’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	Three Months Ended March 31,

	2002	2001

Income (loss) before extraordinary items – basic	$(733)	$5,439
Minority interest of unitholders in the Operating Partnership in income (loss) before extraordinary items	(345)	2,679

Income (loss) before extraordinary items – diluted	$(1,078)	$8,118

Net income (loss) – basic	$(733)	$5,148
Minority interest of unitholders in the Operating Partnership in net income (loss)	(345)	2,535

Net income (loss) – diluted	$(1,078)	$7,683

Weighted average shares – basic	4,911,543	4,867,447
Dilutive securities – weighted average units	2,308,633	2,397,556

Weighted average shares – diluted	7,220,176	7,265,003

8.	SEGMENT REPORTING

SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer.

The Company owns, operates, develops and constructs multifamily apartment communities located in Georgia, is constructing a community in North Carolina, and owns a community in Florida. These apartment communities generate rental revenue and other income through the leasing of apartment homes to a diverse group of residents. The Company evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of the Company’s total revenues for each of the three months ended March 31, 2002 and 2001.

The Company is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land.

The primary financial measure for the Company’s reportable business segment is net operating income (“NOI”), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current quarter NOI is compared to both prior quarter NOI and current quarter budgeted NOI as a measure of financial performance. NOI from apartment communities totaled $2,900,000 and $3,237,000 for the three months ended March 31, 2002 and 2001, respectively. All other segment measurements are disclosed in the Company’s consolidated financial statements.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS”) “Accounting for Derivative Instruments and Hedging Activities.” The effective date of this statement was delayed by SFAS No. 137, and the Statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair market value. Because the Company has interest rate swaps that it has designated as a hedge of its exposure to changes in the 30-day LIBOR rate on its $22,500,000 and $17,000,000 construction loans, and the swaps are effective in hedging its exposure, the adoption of SFAS 133, as amended, resulted in a $1,692,000 decrease in shareholders’ equity (accumulated other comprehensive income), net of minority interest of $793,000, relating to the estimated fair value of the swaps at March 31, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 did not have a material impact on the Company’s financial statements.

In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective January 1, 2003) was issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 will not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment for Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. The Company adopted the standard effective January 1, 2002 and believes that the standard will require operating results of real estate assets sold to be included in discontinued operations in the statements of operations. The Company believes that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that the adoption thereof will not have a material impact on the Company’s financial statements.

10.	COMPREHENSIVE INCOME

The Company’s comprehensive income, which consists of net income, the cumulative effect of change in accounting principle related to the adoption of SFAS No. 133 on January 1, 2001, as amended, and the change in the fair value of the swap contract payable is calculated as follows:

	Three Months Ended March 31,

	2002	2001

Net income (loss)	$(733)	$5,148
Cumulative effect of a change in accounting principle, net of minority interest		(564)
Change in the fair value of the swap contract payable, net of minority interest	264	(204)

Total comprehensive income (loss)	$(469)	$4,380

11.	SUBSEQUENT EVENT

On April 25, 2002, the Company entered into a mutual release agreement in settlement of a lawsuit filed December 28, 2001 by the buyer of Rosewood Plantation under the terms of the warranty provisions of the sales contract. The lawsuit was settled for $150,000 and is shown in the Company’s financial statements for the three months ended March 31, 2002 as a loss on sale of real estate asset of $102,000, which is net of minority interest of $48,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     This report contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See “Disclosure Regarding Forward-Looking Statements” at the end of this Item for a description of some of the important factors that may affect actual outcomes.

Overview

     We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of April 30, 2002, we own a 68.2% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

     As of May 5, 2002, we own:

•	seven existing multifamily apartment communities containing a total of 1,632 apartment homes,

•	two communities under construction that will contain 569 apartment homes,

•	a 10.7-acre site currently under development on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land),

•	a 9.5-acre site that is zoned for 80 townhouses (referred to in this report as East Fox Court),

•	a 42,090 square foot retail center currently under construction, and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate headquarters.

     Five of our communities – River Oaks, Plantation Trace, Preston Oaks, Highland Park, and Bradford Creek – totaling 1,029 apartment homes, are stabilized. Our 200-unit St. Andrews at the Polo Club community, located in the city of Wellington, Palm Beach County, Florida, is nearing completion of its lease-up phase. We acquired St. Andrews at the Polo Club on November 6, 2001 as part of an IRC Section 1031 tax-deferred exchange from the sale of our Crestmark apartment community located in Douglasville, Georgia. As of May 5, 2002 St. Andrews at the Polo Club is 84% leased, and we expect it to achieve stabilized occupancy during the second quarter of 2002. Our 319-unit community in Charlotte and our 250-unit Veranda Chase community in Atlanta are under construction. Veranda Chase began its lease-up on March 8, 2002 and is 9% leased as of May 5, 2002. Construction of Veranda Chase is expected to be substantially complete by the end of the third quarter 2002. Construction of our Charlotte community is progressing steadily and we expect to be substantially complete by the second quarter of 2003. We anticipate leasing activity at our Charlotte community to begin in the third quarter of 2002. We have completed construction of our 403-unit Addison Place community, and it is 67% leased as of May 5, 2002. We expect to achieve stabilized occupancy by the end of the fourth quarter of 2002. All of our communities are located in metropolitan Atlanta, Georgia, except as noted above.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of May 5, 2002, our five stabilized communities totaling 1,029 apartment homes had a physical occupancy rate of 92.8%. We continue to face a difficult and uncertain apartment market, and we are offering rent concessions to compete in this soft market. We expect rent concessions to continue for the foreseeable future, and we cannot offer any assurances regarding when our business or multifamily market conditions might improve. To the extent that the economic recession continues and/or in the event of another terrorist attack, our business, operating results and liquidity will be adversely affected.

     In April 2001, we began constructing the Addison Place Shoppes, a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community. In June 2001, we purchased land and a partially constructed office building on Northridge Parkway. When construction of the office building is completed, which we expect to occur in the fourth quarter of 2002, we will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Inc., Roberts Properties Construction, Inc., and to unaffiliated tenants.

     In November 2001, we announced that we were suspending the payment of our quarterly dividend for the fourth quarter of 2001 and the first quarter of 2002. Our occupancy and cash flow weakened quicker than we expected due to the lack of job growth in Atlanta, the economic recession, and the widespread effects of the September 11th tragedies. In addition to experiencing lower occupancy at our existing properties, we are in the middle of a major growth program with two properties in the planning and design phase, four properties under construction, and two properties in lease-up. In total, these eight new properties required an investment of approximately $36 million of our equity that is currently not producing positive cash flow. We project that the $36 million will produce annual cash flow of approximately $3.4 million when all eight new properties are completed and leased. Our growth program, coupled with lower occupancy at our existing properties, has created a cash flow timing issue for our company. We see this as a temporary problem, which will begin to correct itself as we complete the lease-up of Addison Place and St. Andrews at the Polo Club, as our new properties under construction start to generate positive cash flow and as the occupancy improves at our five stabilized communities.

     We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed all of our existing communities, except (a) the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor, and (b) the 200 unit St. Andrews at the Polo Club apartment community, which we acquired on November 6, 2001 while still in the lease-up phase. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction is the general contractor of our Charlotte and Veranda Chase communities and will oversee the completion of construction of each community. Roberts Construction began construction on the Addison Place Shoppes and the corporate office building before we purchased these properties, and we have retained Roberts Construction to finish construction. We anticipate retaining Roberts Properties to develop our Northridge and East Fox Court apartment communities.

Results of Operations

     Comparison of Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001.

     For the three months ended March 31, 2002, we recorded a net loss of $(733,000), or $(0.15) per share, compared to net income of $5,148,000 or $1.06 per share, for the three months ended March 31, 2001. Our results include:

(a)	a $5,188,000 gain on sale of real estate assets, net of minority interest, from the sale of Rosewood Plantation in January 2001 compared to no property sales during the three months ended March 31, 2002;

(b)	a $315,000 decrease in net operating income from our five stabilized communities during the three months ended March 31, 2002 compared to the same period in 2001;

(c)	property taxes and insurance of $159,000 for St. Andrews at the Polo Club during the three months ended March 31, 2002 compared to property taxes and insurance of $64,000 for Crestmark during the three months ended March 31, 2001 (we sold Crestmark in July 2001 and used the proceeds to acquire St. Andrews at the Polo Club in November 2001 as part of a tax-deferred exchange);

(d)	a $102,000 decrease in interest income due to a combination of lower cash balances and declining interest rates;

(e)	a $409,000 increase in interest expense due primarily to a reduction in capitalized interest at Addison Place, which completed construction during the third quarter of 2001; and

(f)	a $291,000 extraordinary item (net of minority interest) during the three months ended March 31, 2001 representing the write-off of unamortized loan costs and prepayment fees related to the Preston Oaks mortgage note that was refinanced in February 2001 and the sale of Rosewood Plantation in January 2001.

     The operating performance for all our apartment communities is summarized in the following table:

	Percentage	Three Months Ended March 31,
	Change from
	2001 to 2002	2002	2001

Rental income	(2.2%)	$4,411,000	$4,510,000
Total operating revenues	(2.9%)	$4,668,000	$4,805,000
Property operating expenses (1)	12.8%	$1,768,000	$1,568,000
Net operating income (2)	(10.4%)	$2,900,000	$3,237,000
General and administrative expenses	12.9%	$525,000	$465,000
Depreciation of real estate assets	28.3%	$1,639,000	$1,277,000
Average stabilized occupancy (3)	(6.4%)	91.3%	97.7%
Operating expense ratio (4)	5.3%	37.9%	32.6%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Rosewood Plantation only through January 4, 2001, which is the date we sold the community.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     The sale of our Rosewood Plantation and Crestmark apartment communities in 2001 negatively affected our first quarter financial results. We sold Rosewood on January 4, 2001, and used the net cash proceeds to acquire four new development sites. Two of these sites, the Addison Place Shoppes and the Northridge office building, are under construction. We are currently developing the remaining two sites: one is East Fox Court, which is located across from Addison Place and is zoned for 80 townhouses, and the other is our 220-unit Northridge apartment community. While we believe these four sites will produce excellent financial results, the purchase of these sites will continue to negatively impact our current cash flow until construction is completed and the properties are leased, at which time we expect they will more than replace the cash flow from Rosewood Plantation. Further, as noted in “Overview” above, St. Andrews at the Polo Club will continue to negatively affect our cash flow until its lease-up is completed, which we expect to occur in the second quarter of 2002.

     Our same-property operating performance, when compared to the three months ended March 31, 2001, includes an 8.8% decrease in operating revenues, a 14.3% decrease in net operating income, a 2.7% increase in average monthly rent per apartment home, lower operating margins, and a 6.5% decrease in stabilized occupancy from 97.8% to 91.3%. Five of our communities (Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the three-month periods ended March 31, 2002 and 2001.

     Same-property operating results for these communities are summarized in the following table:

	Percentage	Three Months Ended March 31,
	Change from
	2001 to 2002	2002	2001

Rental income	(8.9)%	$2,757,000	$3,025,000
Total operating revenues	(8.8)%	$2,919,000	$3,200,000
Property operating expenses (1)	3.4%	$1,031,000	$997,000
Net operating income (2)	(14.3)%	$1,888,000	$2,203,000
Average stabilized occupancy (3)	(6.5)%	91.3%	97.8%
Operating expense ratio (4)	4.1%	35.3%	31.2%
Average monthly rent per apartment home	2.7%	$1,041	$1,014

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of the stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     The following discussion compares our statements of operations for the three months ended March 31, 2002 and 2001.

     Property operating revenue decreased $137,000 or 2.9% from $4,805,000 for the three months ended March 31, 2001 to $4,668,000 for the three months ended March 31, 2002. The decrease in operating revenue is due primarily to the following:

(a)	same-property operating revenue declined $281,000; and

(b)	Crestmark, which we sold in July 2001, generated operating revenue of $928,000 during the three months ended March 31, 2001.

offset by:

(c)	St. Andrews at the Polo Club, which we acquired in November 2001, generated operating revenue of $771,000 during the three months ended March 31, 2002; and

(d)	an increase of $310,000 in operating revenue at Addison Place, which is in its lease-up phase.

     Property operating expenses, excluding depreciation and general and administrative expenses, increased $200,000 or 12.8% from $1,568,000 for the three months ended March 31, 2001 to $1,768,000 for the three months ended March 31, 2002. The increase in operating expenses is due primarily to an increase in property taxes and property insurance. Property taxes increased $117,000 while property insurance increased $61,000. In both cases, the increase is due primarily to the acquisition of St. Andrews at the Polo Club and the completion of construction of Addison Place. We have faced a very difficult and expensive market for property insurance and we expect a significant increase in our property insurance renewal rates in 2002.

     General and administrative expenses increased $60,000 or 12.9% from $465,000 for the three months ended March 31, 2001 to $525,000 for the three months ended March 31, 2002 and include legal, accounting and tax fees, salaries, director fees, and other costs. The increase is due primarily to an increase in corporate office salaries and recruiting expense. General and administrative expenses as a percentage of operating revenues increased from 9.7% for the three months ended March 31, 2001 to 11.2% for the three months ended March 31, 2002.

     Depreciation expense increased $362,000 or 28.3% from $1,277,000 for the three months ended March 31, 2001 to $1,639,000 for the three months ended March 31, 2002. The increase is due primarily to the completion of construction at Addison Place and the acquisition of St. Andrews at the Polo Club in November 2001 offset by the sale of Crestmark in July 2001. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $409,000 or 34.8% from $1,174,000 for the three months ended March 31, 2001 to $1,583,000 for the three months ended March 31, 2002, due primarily to the following:

•	the refinancing of Preston Oaks for a higher loan amount in February 2001;

•	the financing of the acquisition of St. Andrews at the Polo Club in November 2001;

•	the land loan on East Fox Court that closed in December 2001; and

•	the reduction in capitalized interest due primarily to the completion of construction at Addison Place.

                    offset by:

•	the sale of Crestmark in July 2001.

Liquidity and Capital Resources

     Comparison of Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001. Cash and cash equivalents increased $660,000 during the three months ended March 31, 2002 compared to an increase of $402,000 during the three months ended March 31, 2001. The change is due to a decrease in cash used in investing activities offset by decreases in cash provided by operating activities and cash provided by financing activities.

     A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, and operating expenses for those apartment homes. Net cash provided by operating activities decreased $1,176,000 from $2,427,000 during the three months ended March 31, 2001 to $1,251,000 during the three months ended March 31, 2002. The decrease in cash flow from operations is due primarily to the sale of Crestmark in July 2001 and the decrease in the occupancy of our five stabilized communities from 97.8% during the three months ended March 31, 2001 to 91.3% during the three months ended March 31, 2002. This was offset by the additional cash flow from the lease-up of Addison Place and the purchase of St. Andrews at the Polo Club in November 2001. Generally, depreciation and amortization expenses are the most significant adjustments to net income in arriving at cash provided by operating activities.

     To address the decline in our cash flow from operations, on November 29, 2001, our board of directors suspended payment of our quarterly dividend for the fourth quarter of 2001 and the first quarter of 2002. Mr. Roberts stated in the press release that announced the suspension: “The widespread effects of the September 11th tragedies have quickly contributed to a significant downturn in an already weak economy. The lack of job growth in Atlanta coupled with substantial layoffs has produced lower than expected occupancy levels throughout the Atlanta apartment market. Due to these unforeseen economic events and rising unemployment, our occupancy has declined from 94% to 87% during the last few months.” The press release also explained that:

•	In addition to experiencing lower occupancy at our existing properties, we are in the middle of a major growth program that was started twelve months ago;

•	We see this as a temporary problem that will begin to correct itself as we complete the lease-up of Addison Place and St. Andrews at the Polo Club, and as our new properties under construction start to generate positive cash flow; and

•	We are implementing a more aggressive leasing, advertising, and marketing effort in order to address our occupancy problems.

We continue to believe the statements in the press release are accurate, except that our physical occupancy rate for our five stabilized properties has increased to 94% as of May 5, 2002. Our board of directors has not made a determination regarding the resumption of our quarterly dividend.

     Net cash used in investing activities decreased $2,481,000 from $7,789,000 during the three months ended March 31, 2001 to $5,308,000 during the three months ended March 31, 2002. This decrease is due to a loan to an intermediary regarding the Addison Place Shoppes during the three months ended March 31, 2001 offset by an increase in construction costs during the three months ended March 31, 2002 and the cash proceeds from the sale of Rosewood Plantation in January 2001. We acquired no existing apartment communities during these periods.

     Net cash provided by financing activities decreased $1,047,000 from $5,764,000 during the three months ended March 31, 2001 to $4,717,000 during the three months ended March 31, 2002. This decrease is due primarily to the following:

(a)	a net decrease of $3,730,000 from the refinancing of the Preston Oaks mortgage loan in February 2001; and

(b)	the payoff of the $2,000,000 line of credit in February 2002;

                       offset by:

(c)	an increase of $3,553,000 from the proceeds of construction loans during the three months ended March 31, 2002 related primarily to the construction of our Veranda Chase and Charlotte apartment communities and the Northridge office building;

(d)	the repurchase of $410,000 of treasury stock during the three months ended March 31, 2001 compared to no repurchases of treasury stock during the three months ended March 31, 2002; and

(e)	the payment of dividends and distributions totaling $796,000 during the three months ended March 31, 2001 compared to no dividends or distributions paid during the three months ended March 31, 2002.

     On January 4, 2001, we sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of the unitholders in the operating partnership. Net cash proceeds were $5,820,000, after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the operating partnership. Unamortized loan costs of $61,000 were charged to expense as an extraordinary item, net of the minority interests’ share of $31,000.

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

     On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000 including closing costs. We intend to complete construction and use a portion of the building as our corporate headquarters. Roberts Realty will lease the remaining space in the building to Roberts Properties, Roberts Construction and to unaffiliated tenants. We entered into a fixed-price contract with Roberts Construction to construct the building for $4,670,000, of which $1,616,000 was incurred at closing. We intend to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will earn no profit on construction of the building or the tenant finish work.

     On July 11, 2001, we completed the sale of our 334-unit Crestmark community for $25,000,000. The sale resulted in a gain of $2,793,000, net of the minority interest of the unitholders in the operating partnership. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the operating partnership.

     The following table summarizes the permanent mortgage loans for each of our completed communities at March 31, 2002 (listed in order of maturity date):

	Fixed Interest Rate as of		Principal Outstanding
	03/31/02	Maturity	03/31/02

Highland Park	7.30%	02/15/03	$7,600,000
River Oaks	7.15%	11/15/03	8,678,000
Addison Place phase II	8.62%	05/10/05	22,500,000
Preston Oaks	7.18%	02/01/08	12,554,000
Bradford Creek	7.15%	06/15/08	8,056,000
Plantation Trace	7.09%	10/15/08	11,457,000
Addison Place phase I	6.95%	11/15/09	9,369,000
St. Andrews at the Polo Club	6.95%	12/01/11	20,930,000

			$101,144,000

     Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2003 to 2011 as summarized below:

2003	$16,057,000
2005	22,071,000
2008	29,297,000
2009	8,387,000
2011	18,138,000

Total	$93,950,000

     On March 1, 2002, we signed a commitment to refinance the Highland Park mortgage note with a new $10,000,000 loan from Primary Capital Advisors. The terms of the new loan include a ten-year term with a fixed interest rate of 6.76% payable in monthly installments of $64,926 based on a 30-year amortization schedule. We expect to close the new loan in November 2002.

     Because we anticipate that only a small portion of the principal of that indebtedness will be repaid before maturity and that we will not have funds on hand sufficient to repay that indebtedness, it will be necessary for us to refinance that debt through (a) debt financing collateralized by mortgages on individual communities or groups of communities and/or (b) equity offerings.

     On May 3, 2000, we closed a $22,500,000 construction/permanent loan to fund the construction of the second phase of Addison Place. The loan is secured by the second phase of Addison Place, has a five-year term, and bears an interest rate of the 30-day LIBOR plus 150 basis points. At the closing of the loan, we entered into a separate agreement that synthetically fixed the interest rate at 8.62%. At March 31, 2002, $22,500,000 was outstanding on the loan.

     On April 26, 2001, we closed a $17,000,000 construction/permanent loan to fund the construction of our 250-unit Veranda Chase apartment community. The loan has a seven-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, we entered into a separate agreement that synthetically fixed the interest rate at 7.38% for the first five years of the loan. At March 31, 2002, $10,539,000 was outstanding on the loan.

     On June 28, 2001, we closed a $3,000,000 land loan to fund the initial construction of our Northridge apartment community. The loan is secured by the Northridge land, has a one-year term, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At March 31, 2002, $3,000,000 was outstanding on the loan.

     On June 28, 2001, we closed a $5,280,000 loan to fund the construction of our corporate office building located adjacent to our Northridge apartment land. The loan is secured by the land, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At March 31, 2002, $1,973,000 was outstanding on the loan.

     In June 2001, we renewed our $2,000,000 revolving line of credit to provide funds for short-term working capital purposes. The line has a one-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. At March 31, 2002, there was no balance outstanding on the line of credit.

     On September 6, 2001, we closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and the improvements, was increased to $3,700,000 on December 21, 2001, has a maturity date of April 30, 2002, and bears interest at the 30-day LIBOR plus 185 basis points. On April 30, 2002, the maturity date of the loan was extended to August 30, 2002. At March 31, 2002, $3,700,000 was outstanding on the loan.

     On November 6, 2001, we closed a $21,000,000 permanent loan to fund the acquisition of the St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida. The loan is secured by the land and improvements, has a fixed interest rate of 6.95%, and a term of ten years. At March 31, 2002, $20,930,000 was outstanding on the loan.

     On December 19, 2001, we closed a $1,300,000 land loan with the cash proceeds being used for working capital. The loan is secured by the East Fox Court land, has a 12-month term, and bears an interest rate of the 30-day LIBOR plus 200 basis points. At March 31, 2002, $1,300,000 was outstanding on the loan.

     On February 21, 2002, we closed a $24,000,000 construction/permanent loan, which is being used to fund the construction of our 319-unit apartment community in Charlotte, North Carolina. The loan matures on March 10, 2006 and we have the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at a rate of the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. At March 31, 2002, $3,877,000 was outstanding on the loan.

     We anticipate that each community’s rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements other than maturing debt through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short term and in the long term (greater than 12 months). With respect to the total of $8,000,000 in short-term loans that will mature within the next 12 months, we expect to refinance those loans with construction or permanent loans secured by the respective properties, except that we expect to renew the $2,000,000 line of credit for another year beginning in June 2002. We expect to fund improvements and renovations at our existing communities from property operations. We expect to meet our long-term liquidity requirements, including future developments and long-term debt maturities, from the proceeds of construction and permanent loans and/or the proceeds of property sales.

Stock Repurchase Plan

     On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. In October 2000, we issued a press release announcing that our board of directors had authorized the repurchase of up to an additional 50,000 shares of our outstanding common stock. On May 15, 2001, our board authorized an additional 50,000 shares, bringing the total authorized to 400,000. We repurchased 51,500 treasury shares for $410,000 during the three months ended March 31, 2001. We did not repurchase any shares during the three months ended March 31, 2002. From October 1, 1998 through March 31, 2002, we have repurchased approximately 363,000 shares for $2,764,000. We do not intend to repurchase any additional shares until our cash position improves significantly and we are able to resume paying dividends.

Supplemental Disclosure of Funds From Operations

     Funds from operations, commonly referred to as FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders.

     The following table reconciles net income (loss) to FFO.

	Three Months Ended March 31,

	2002	2001

Net income (loss)	$(733,000)	$5,148,000
Minority interest of unitholders	(297,000)	124,000
Extraordinary items		291,000
(Gain) loss on disposal of assets	(3,000)	16,000
(Gain) loss on sale of real estate assets	102,000	(5,188,000)
Depreciation expense	1,639,000	1,277,000

Funds From Operations	$708,000	$1,668,000

Weighted average shares and units outstanding during the period	7,220,176	7,265,003

Inflation

     Substantially all apartment leases are for an initial term of not more than 12 to 14 months and thus may enable us to seek increases in rents after the expiration of each lease. We believe the short-term nature of these leases reduces our risk of the adverse effects of inflation.

Critical Accounting Policies

     Our financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). A summary of recent accounting pronouncements and the expected impact on our financial statements is included in Note 9. Because we are in the business of owning, operating, and developing apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in this area.

     Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance, and development fees incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed on a straight-line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures, and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets”. SFAS No. 144 requires impairment losses or disposals to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At March 31, 2002, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

     We capitalize direct costs associated with the development and construction of our apartment communities. We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period such costs are incurred. We capitalize interest on qualifying construction expenditures in accordance with FAS 34 for our real estate assets. We capitalize interest and other carry costs such as property taxes and insurance during the construction period and begin to expense such items as the residential apartment homes in a community become substantially complete and available for occupancy. Capitalization of interest and other carry costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

     Revenues earned during the lease-up period for a community transitioning from construction to a stabilized occupancy level are generally insufficient to cover operating expenses, associated interest expense, and other carry costs until a sufficient level of those revenues are achieved through leasing activities. These net expenses are generally referred to as lease-up deficits. The timing of completion of construction activities for portions of a community and the velocity and rental rate level of leasing activity can have a material impact on the amount and duration of the lease-up deficits. The leasing absorption of our communities in lease-up has been slowed as a result of the weakness in the national economy, particularly in our primary market of Atlanta.

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•	Unfavorable changes in market and economic conditions that have adversely affected our occupancy and rental rates in Atlanta.

•	Increased competition in our Atlanta, Florida and Charlotte markets could limit our ability to lease our apartment homes or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among the Company and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction and lease-up risks inherent in our development of the Charlotte, Northridge and Veranda Chase apartment communities, as well as the Addison Shoppes and the Northridge office building and the other communities we may develop in the future, could adversely affect our financial performance.

•	We might not be able to obtain replacement or permanent financing for our $8,000,000 in short-term loans that will mature within the next 12 months, or we might have to refinance that debt on less than favorable terms.

•	We might not be able to obtain replacement financing to make balloon payments on our permanent debt, or we might have to refinance that debt on less than favorable terms.

•	We have approximately $13,850,000 in debt that bears interest at a variable interest rate, and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     In addition, the market price of our common stock may fluctuate as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the “Risk Factors” section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the consolidated financial statements included in this report. All of our permanent mortgage loans that are secured by our existing communities bear interest at fixed rates. These mortgage loans had an aggregate outstanding principal balance of $101,144,000 at March 31, 2002. One of our three long-term construction loans, which had an outstanding principal balance of $10,539,000 at March 31, 2002, has a synthetically fixed interest rate. Our permanent loan on the second phase of Addison Place, which had an outstanding principal balance of $22,500,000 at March 31, 2002, also has a synthetically fixed interest rate. When we closed these two loans, we entered into interest rate swap agreements that synthetically fixed the interest rate on each loan. The fair value of the two interest rate swap agreements at March 31, 2002 was equal to a liability of $2,485,000. The two remaining long-term construction loans, which had an outstanding balance of $5,850,000 at March 31, 2002, bear interest at 200 basis points over the 30-day LIBOR rate. These loans will have a principal balance of $29,280,000 when fully drawn. Our line of credit and land loan interest rates range from 150 to 200 basis points over the 30-day LIBOR rate. At March 31, 2002, the line of credit and land loans had an aggregate outstanding principal balance of $8,000,000. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended March 31, 2002.

     During the three months ended March 31, 2002, we granted 2,047 shares of restricted stock to four employees as incentive compensation. The unamortized book value of the grants equaled $15,000. The restrictions on transfer lapse three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. The recipients of these securities had adequate access to information about us through their relationship with us. These securities are deemed to be restricted securities for purposes of the Securities Act of 1933. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of shareholders’ equity. During the three months ended March 31, 2001, we granted 6,250 shares of restricted stock to three employees as incentive compensation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company’s security holders during the three months ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

Charlotte Financing Documents:

10.4.1	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan)

10.4.2	Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 in the original principal amount of $24,000,000 (Charlotte construction loan)

10.4.3	Deed of Trust, Security Agreement, and Assignment of Rents and Leases executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan)

10.4.4	Guaranty Agreement executed by Roberts Realty Investors, Inc. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan)

(b)  Current Reports on Form 8-K during the quarter ended March 31, 2002.

Current Reports on Form 8-K/A dated November 6, 2001 and filed with the SEC on January 18, 2002, providing under Item 7 an audited financial statement of business acquired for the nine months ended September 30, 2001; an unaudited pro forma condensed consolidated balance sheet as of September 30, 2001; and an unaudited pro forma consolidated statement of operations for the nine months ended September 30, 2001 relating to our St. Andrews at the Polo Club community, which we acquired on November 6, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott

Charles R. Elliott, Chief Financial Officer (The Registrant’s Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.	Description

Charlotte Financing Documents:

10.4.1	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan)

10.4.2	Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 in the original principal amount of $24,000,000 (Charlotte construction loan)

10.4.3	Deed of Trust, Security Agreement, and Assignment of Rents and Leases executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan)

10.4.4	Guaranty Agreement executed by Roberts Realty Investors, Inc. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan)