Form 10-Q
period 2002-06-30
ROBERTS REALTY INVESTORS INC
filed 2002-08-14
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes   [✓]      No   [   ]

The number of outstanding shares of the registrant’s Common Stock on July 31, 2002 was 4,925,646 (net of shares held in treasury).

i

PART I

ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
REAL ESTATE ASSETS – At cost:
Land	$20,640	$19,729
Buildings and improvements	116,060	109,166
Furniture, fixtures and equipment	13,583	12,891

	150,283	141,786
Less accumulated depreciation	(24,686)	(21,463)

Operating real estate assets	125,597	120,323
Land held for future development	1,972	1,741
Construction in progress and real estate under development	39,894	38,809

Net real estate assets	167,463	160,873
CASH AND CASH EQUIVALENTS	1,964	2,617
RESTRICTED CASH	339	336
DEFERRED FINANCING COSTS – Net of accumulated amortization of $640 and $464 at June 30, 2002 and December 31, 2001, respectively	1,316	1,225
OTHER ASSETS – Net	569	452

	$171,651	$165,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$100,898	$78,877
Construction notes payable	19,935	31,704
Land notes payable	6,700	8,000
Lines of credit	400	2,000
Swap contract liability	3,477	2,880
Accounts payable and accrued expenses	3,076	1,859
Due to affiliates (including retainage payable of $1,133 and $1,143 at June 30, 2002 and December 31, 2001, respectively)	2,186	2,397
Security deposits and prepaid rents	401	416

Total liabilities	137,073	128,133

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	10,996	11,996

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,285,704 and 5,266,567 shares issued at June 30, 2002 and December 31, 2001, respectively	53	53
Additional paid-in capital	24,507	24,410
Less treasury shares, at cost (362,588 shares at June 30, 2002 and December 31, 2001)	(2,764)	(2,764)
Unamortized restricted stock compensation	(158)	(202)
Retained earnings	4,315	5,833
Accumulated other comprehensive income	(2,371)	(1,956)

Total shareholders’ equity	23,582	25,374

	$171,651	$165,503

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
OPERATING REVENUES:
Rental operations	$4,359	$4,588	$8,770	$9,098
Other operating income	271	345	529	640

Total operating revenues	4,630	4,933	9,299	9,738

OPERATING EXPENSES:
Personnel	493	470	924	928
Utilities	274	278	567	553
Repairs, maintenance and landscaping	310	312	596	565
Real estate taxes	488	392	983	770
Marketing, insurance and other	270	208	534	412
General and administrative expenses	489	393	1,014	858
Depreciation of real estate assets	1,689	1,389	3,329	2,666

Total operating expenses	4,013	3,442	7,947	6,752

INCOME FROM OPERATIONS	617	1,491	1,352	2,986

OTHER INCOME (EXPENSE):
Interest income	13	157	22	268
Interest expense	(1,681)	(1,427)	(3,264)	(2,601)
Loss on disposal of assets	(17)	(14)	(13)	(30)
Amortization of deferred financing costs	(83)	(45)	(176)	(86)

Total other expense	(1,768)	(1,329)	(3,431)	(2,449)

INCOME (LOSS) BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE ASSET AND EXTRAORDINARY ITEM	(1,151)	162	(2,079)	537
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	367	(53)	663	(177)

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET AND EXTRAORDINARY ITEM	(784)	109	(1,416)	360
GAIN (LOSS) ON SALE OF REAL ESTATE ASSET, net of minority interest of unitholders in the operating partnership	0	0	(102)	5,188

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(784)	109	(1,518)	5,548
EXTRAORDINARY ITEM – Loss on early extinguishment of debt, net of minority interest of unitholders in the operating partnership	0	0	0	(291)

NET INCOME (LOSS)	$(784)	$109	$(1,518)	$5,257

INCOME PER COMMON SHARE – BASIC AND DILUTED:
Income (loss) before extraordinary item	$(0.16)	$0.02	$(0.31)	$1.14
Extraordinary item	0.00	0.00	0.00	(0.06)

Net income (loss)	$(0.16)	$0.02	$(0.31)	$1.08

Weighted average common shares – basic	4,920,708	4,845,249	4,916,151	4,856,287
Weighted average common shares – diluted	7,220,419	7,211,537	7,220,298	7,238,122

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,

	2002	2001

	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(1,518)	$5,257
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest of unitholders in the operating partnership	(663)	177
(Gain) loss on sale of real estate asset	102	(5,188)
Loss on disposal of assets	13	30
Depreciation and amortization	3,505	2,757
Extraordinary item, loss on early extinguishment of debt	0	291
Amortization of deferred compensation	36	41
Change in assets and liabilities:
Increase in restricted cash	(3)	(33)
(Increase) decrease in other assets	(117)	420
Increase in accounts payable and accrued expenses relating to operations	1,239	699
(Decrease) increase in security deposits and prepaid rent	(15)	7

Net cash provided by operating activities	2,579	4,458

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	0	6,368
Acquisition and construction of real estate assets	(10,316)	(23,295)

Net cash used in investing activities	(10,316)	(16,927)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	22,500	12,700
Principal repayments on mortgage notes payable	(480)	(440)
Proceeds from land notes payable	0	3,000
Payoff of land notes payable	(1,300)	(2,000)
Payment of loan costs	(266)	(374)
Proceeds from construction loans	10,730	9,011
Payoff of construction loan	(22,500)	0
Proceeds from lines of credit	402	1,200
Payoff of lines of credit	(2,002)	0
Payoff of mortgage notes, including prepayment penalty	0	(8,970)
Repurchase of treasury stock	0	(554)
Payment of dividends and distributions	0	(1,601)

Net cash provided by financing activities	7,084	11,972

NET DECREASE IN CASH AND CASH EQUIVALENTS	(653)	(497)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,617	1,495

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,964	$998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,365	$3,480

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION OF THE COMPANY

Roberts Realty Investors, Inc., a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of multifamily apartment communities. Roberts Realty owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a “REIT”). Six of Roberts Realty’s completed apartment communities are located in the Atlanta metropolitan area with the seventh located in Palm Beach County, Florida.

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 68.2% and 67.9% ownership interest at June 30, 2002 and December 31, 2001, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At June 30, 2002, Roberts Realty owned seven completed multifamily apartment communities totaling 1,632 apartment homes (1,432 in the Atlanta metropolitan area and 200 in Wellington, Florida) and an additional 789 apartment homes were under construction (470 in Atlanta and 319 in Charlotte, North Carolina). In addition, Roberts Realty has a 39,907 square foot commercial office building and a 42,090 square foot retail center under construction at June 30, 2002.

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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), which are affiliates of Roberts Realty that are wholly owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty. These contracts relate to the development and construction of real estate assets. (See Note 6.)

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 31.9% and 32.8% for the three months ended June 30, 2002 and 2001, respectively, and 31.9% and 32.9% for the six months ended June 30, 2002 and 2001, respectively. The minority interest of the unitholders was $10,996,000 and $11,996,000 at June 30, 2002 and December 31, 2001, respectively.

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

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2001.

3. ACQUISITIONS AND DISPOSITIONS

On January 4, 2001, Roberts Realty sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of the unitholders in the operating partnership. Roberts Realty acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties, Inc., a non-owned affiliate wholly owned by Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, under the terms of the agreement of limited partnership of the operating partnership. On April 25, 2002, Roberts Realty entered into a mutual release agreement in settlement of a lawsuit filed December 28, 2001 by the buyer of Rosewood Plantation under the terms of the warranty provisions of the sales contract. The lawsuit was settled for $150,000 and is shown in the financial statements for the six months ended June 30, 2002 as a loss on sale of real estate asset of $102,000, which is net of minority interest of $48,000. Roberts Realty has used the proceeds of the Rosewood Plantation sale to complete several Section 1031 tax-deferred exchanges to defer taxes it would otherwise incur on the gain from the sale. These transactions are described below.

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns the majority of the equity interest. Roberts Realty is constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of its Addison Place community in Alpharetta, Georgia. Roberts Realty acquired the property on June 30, 2001 for approximately $4,460,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest, received $3,498,000 for the property, and Roberts Construction has received approximately $828,000 for construction-related work on the property. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

On May 30, 2001, Roberts Realty purchased 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price Roberts Realty paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium. Roberts Properties has completed approximately two-thirds of the necessary development work on the property, and Roberts Realty will retain Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. Roberts Realty intends to enter into a cost plus 10% contract with Roberts Construction to build the 80 townhouse units.

On June 28, 2001, Roberts Realty purchased approximately 10.9 acres of undeveloped land from Roberts Properties. Roberts Realty intends to construct a 220-unit apartment community on this site, which is located on Northridge Parkway in North Atlanta adjacent to its Highland Park apartment community. The purchase price was $5,376,000 including development and construction-related work previously performed by Roberts Properties and Roberts Construction. Roberts Properties has completed approximately half of the necessary development work on the property, and Roberts Realty will retain Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty intends to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

On June 28, 2001, Roberts Realty purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty intends to complete construction and estimates total project costs of $6,300,000, including the amount paid at closing. Roberts Construction will complete construction of the building for a fixed price of $3,054,000 and will perform tenant finish work for approximately $600,000. The balance of $499,000 of project costs will be paid to unrelated parties. Roberts Construction will not earn a profit on the construction of the building or on the tenant finish work. Roberts Properties did not earn a profit on the sale of the land to us nor will it be paid a development fee for this project. Roberts Realty will use a portion of the building as its corporate headquarters and lease the remaining space to Roberts Properties, Roberts Construction and other unaffiliated tenants.

On July 11, 2001, Roberts Realty closed the sale of its Crestmark community for $25,000,000. The sale resulted in a gain of $2,793,000, net of minority interest of the unitholders in the operating partnership. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the agreement of limited partnership of the operating partnership. Roberts Realty invested the net sales proceeds in a replacement property (St. Andrews at the Polo Club, as described in the following paragraph) in connection with a Section 1031 tax-deferred exchange.

On November 6, 2001, Roberts Realty purchased the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida from an unrelated party for a purchase price of $27,778,000, including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Crestmark. To provide the balance of the funds needed to purchase St. Andrews at the Polo Club, Roberts Realty obtained a $21,000,000 permanent loan from State Farm Life Insurance Company. The loan bears a fixed interest rate of 6.95% and has a 10-year term.

4. NOTES PAYABLE

Lines of Credit. Roberts Realty has lines of credit with two banks aggregating $3,000,000 to provide funds for short-term working capital needs. The first credit facility in the amount of $2,000,000 expires August 1, 2003. At June 30, 2002, Roberts Realty had $400,000 outstanding under this line, which is unsecured and bears interest at the 30-day LIBOR rate plus 175 basis points. The second credit facility is in the amount of $1,000,000 and expires May 20, 2003. At June 30, 2002, there were no borrowings under this line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at June 30, 2002 and December 31, 2001 were as follows:

		Fixed
		Interest	Principal Outstanding
		Rate as of
Property Securing Mortgage	Maturity	06/30/02	06/30/02	12/31/01

Addison Place – Phase I	11/15/09	6.95%	$9,343,000	$9,394,000
Addison Place – Phase II	5/10/05	8.62%	22,492,000	0
Bradford Creek	6/15/08	7.15%	8,030,000	8,082,000
Highland Park*	2/15/03	7.30%	7,570,000	7,629,000
Plantation Trace	10/15/08	7.09%	11,420,000	11,493,000
Preston Oaks	2/01/08	7.18%	12,521,000	12,586,000
River Oaks	11/15/03	7.15%	8,646,000	8,710,000
St. Andrews at the Polo Club	12/01/11	6.95%	20,876,000	20,983,000

			$100,898,000	$78,877,000

* On March 1, 2002, Roberts Realty signed a commitment to refinance the Highland Park mortgage note with a new $10,000,000 loan from Primary Capital Advisors. The terms of the new loan include a ten-year term with a fixed interest rate of 6.76% payable in monthly installments of $64,926 based on a 30-year amortization schedule. Roberts Realty expects to close the new loan in November 2002.

Construction Loans. On May 3, 2000, Roberts Realty closed a $22,500,000 construction/permanent loan to fund the construction of Addison Place – Phase II. The loan has a 5-year term and bears interest at the 30-day LIBOR rate plus 150 basis points, however, Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 8.62% (Note 9). On May 1, 2002, the construction loan automatically converted to a permanent loan with principal and interest payments due monthly for the remaining term of the loan.

On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan to fund the construction of its 250-unit Veranda Chase community located in Atlanta. The loan has a seven-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 7.38% (Note 9) for the first five years of the loan. At June 30, 2002, $12,706,000 was drawn on the loan.

On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At June 30, 2002, $2,092,000 was drawn on the loan.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan, to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. At June 30, 2002, $5,137,000 was drawn on the loan.

Land Loans. On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of its Veranda Chase apartment community. The loan was secured by the Veranda Chase land and had an interest rate of the 30-day LIBOR plus 150 basis points. The loan was repaid in full upon the closing of the $17,000,000 Veranda Chase construction loan on April 26, 2001.

On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan matures on July 10, 2003, is secured by the Northridge land, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At June 30, 2002, $3,000,000 was drawn on the loan.

On September 6, 2001, Roberts Realty closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and the improvements, was increased to $3,700,000 on December 21, 2001, had a maturity date of April 30, 2002, and bears interest at the 30-day LIBOR plus 185 basis points. On April 30, 2002, the maturity date of the loan was extended to August 30, 2002. At June 30, 2002, $3,700,000 was drawn on the loan.

On December 19, 2001, Roberts Realty closed a $1,300,000 land loan with the cash proceeds being used for working capital. The loan was secured by the East Fox Court land, had a 12-month term, and bore interest at the 30-day LIBOR rate plus 200 basis points. On May 22, 2002, this agreement was terminated and the loan was repaid.

Interest capitalized was $621,000 and $338,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,200,000 and $833,000 for the six months ended June 30, 2002 and 2001, respectively.

Real estate assets having a combined depreciated cost of $117,883,000 served as collateral for the outstanding mortgage debt at June 30, 2002.

5. EXTRAORDINARY ITEM

The 2001 extraordinary item is the write-off of unamortized loan costs and prepayment fees related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, and (b) the Rosewood community, which was sold in January 2001. The extraordinary items – $230,000 related to Preston Oaks and $61,000 related to Rosewood – are net of $113,000 and $31,000, respectively, allocated to the minority interest of the unitholders in the operating partnership.

6. COMMITMENTS AND CONTINGENCIES

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties. and Roberts Properties Construction that relate to the development and construction of real estate assets.

Roberts Construction constructed Addison Place — Phase I, consisting of 118 townhomes, and Addison Place — Phase II, consisting of 285 apartment homes, under cost plus 10% contracts. In 2000, Roberts Realty entered into contracts with Roberts Construction for the construction of the Veranda Chase project in Atlanta and for the Charlotte project under which Roberts Realty will pay Roberts Construction cost plus 10%.

In 2001, Roberts Realty entered into a fixed-price contract with Roberts Construction to construct the Northridge corporate office building. Roberts Construction will be the general contractor on the project. Also in 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction to construct the 42,090 square foot Addison Place Shoppes retail center.

At June 30, 2002, the remaining commitments under construction contracts totaled $25,727,000 as summarized in the following table:

			Estimated
			Remaining
	Estimated Total	Amount	Contractual
	Contract Amount	Incurred	Commitment

Charlotte	$23,193,000	$6,003,000	$17,190,000
Veranda Chase	15,747,000	12,226,000	3,521,000
Northridge Office Building	4,670,000	2,772,000	1,898,000
Addison Place Shoppes	4,427,000	1,549,000	2,878,000
Addison Place — Phase II	22,311,000	22,071,000	240,000

	$70,348,000	$44,621,000	$25,727,000

7. SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended June 30, 2002 and 2001, a total of 6,394 and 38,805 partnership units, respectively, were exchanged for an equal number of shares. During the six months ended June 30, 2002 and 2001, a total of 26,890 and 60,572 partnership units, respectively, were exchanged for an equal number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Redemption of Units for Cash. During the six months ended June 30, 2002 and 2001, no units were redeemed for cash.

Restricted Share Awards. During the three months ended June 30, 2002 and 2001, Roberts Realty granted 987 and 6,875 shares of restricted stock, respectively, at a market value of $8,000 and $55,000, respectively. During the six months ended June 30, 2002 and 2001, Roberts Realty granted 3,034 and 13,125 shares of restricted stock, respectively, at a market value of $22,000 and $105,000, respectively. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of shareholders’ equity. The restricted shares vest 100% at the end of a three to four year period and are being amortized to compensation expense ratably over the vesting period.

Treasury Stock Repurchases. During the six months ended June 30, 2002, Roberts Realty did not repurchase any shares. During the three months ended June 30, 2001, Roberts Realty repurchased 18,000 shares at a total cost of $144,000. During the six months ended June 30, 2001, Roberts Realty repurchased 69,500 shares at a total cost of $554,000.

Dividends. Roberts Realty suspended the quarterly dividend payment for the fourth quarter of 2001, the first quarter of 2002 and the second quarter of 2002. On May 15, 2001, Roberts Realty’s Board of Directors declared a quarterly distribution in the amount of $0.11 per common share and partnership unit payable on July 13, 2001 to shareholders and unitholders of record on June 29, 2001.

Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Income (loss) before extraordinary items – basic	$(784)	$109	$(1,518)	$5,548
Minority interest of unitholders in the operating partnership in income (loss) before extraordinary items	(367)	53	(711)	2,732

Income (loss) before extraordinary items – diluted	$(1,151)	$162	$(2,229)	$8,280

Net income (loss) – basic	$(784)	$109	$(1,518)	$5,257
Minority interest of unitholders in the operating partnership in net income (loss)	(367)	53	(711)	2,588

Net income (loss) – diluted	$(1,151)	$162	$(2,229)	$7,845

Weighted average shares – basic	4,920,708	4,845,249	4,916,151	4,856,287
Dilutive securities – weighted average units	2,299,711	2,366,288	2,304,147	2,381,835

Weighted average shares – diluted	7,220,419	7,211,537	7,220,298	7,238,122

8. SEGMENT REPORTING

SFAS No. 131 established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty’s chief operating decision maker is its chief executive officer.

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three and six months ended June 30, 2002 and 2001.

Roberts Realty is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land.

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS”) “Accounting for Derivative Instruments and Hedging Activities.” The effective date of this statement was delayed by SFAS No. 137, and the Statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires Roberts Realty to recognize all derivatives on the balance sheet at fair market value. Because Roberts Realty has interest rate swaps that it has designated as a hedge of its exposure to changes in the 30-day LIBOR rate on its $22,500,000 and $17,000,000 loans, and the swaps are effective in hedging its exposure, the adoption of SFAS 133, as amended, resulted in a $2,371,000 decrease in shareholders’ equity (accumulated other comprehensive income), net of minority interest of $1,106,000, relating to the estimated fair value of the swaps at June 30, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 did not have a material impact on Roberts Realty’s financial statements.

In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective January 1, 2003) was issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 will not have a material impact on Roberts Realty’s financial statements.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment for Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. Roberts Realty adopted the standard effective January 1, 2002 and concluded that the standard will require operating results of real estate assets sold in the future to be included in discontinued operations in the statements of operations. Roberts Realty believes that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that its adoption will not have a material impact on Roberts Realty’s financial statements.

In April 2002, SFAS No. 145 “Rescission of SFAS Nos. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued. SFAS No. 145 prevents treatment as extraordinary gains or losses on extinguishment of debt not meeting the criteria of APB 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption will affect the classifications of those amounts in the financial statements of subsequent periods and comparative prior periods. Roberts Realty intends to adopt SFAS No. 145 effective January 1, 2003.

In June 2002, SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Roberts Realty believes the adoption of SFAS 146 will not have a material impact on its financial statements.

10. COMPREHENSIVE INCOME

Roberts Realty’s comprehensive income, which consists of net income, the cumulative effect of change in accounting principle related to the adoption of SFAS No. 133 on January 1, 2001, as amended, and the change in the fair value of the swap contract payable is calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$(784)	$109	$(1,518)	$5,257
Cumulative effect of a change in accounting principle, net of minority interest	0	0	0	(564)
Change in the fair value of the swap contract payable, net of minority interest	(679)	(357)	(415)	(561)

Total comprehensive income (loss)	$(1,463)	$(248)	$(1,933)	$4,132

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

Overview

     We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of July 31, 2002, we own a 68.2% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

     As of August 4, 2002, we own:

•	seven existing multifamily apartment communities containing a total of 1,632 apartment homes,

•	two communities under construction that will contain 569 apartment homes,

•	a 10.9-acre site currently under development on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land),

•	a 9.5-acre site that is zoned for 80 townhouses (referred to in this report as East Fox Court),

•	a 42,090 square foot retail center currently under construction, and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate headquarters.

     Five of our communities – River Oaks, Plantation Trace, Preston Oaks, Highland Park, and Bradford Creek – totaling 1,029 apartment homes, are stabilized. Our 200-unit St. Andrews at the Polo Club community, located in the city of Wellington, Palm Beach County, Florida, is nearing completion of its lease-up phase. We acquired St. Andrews at the Polo Club on November 6, 2001 as part of an IRC Section 1031 tax-deferred exchange from the sale of our Crestmark apartment community located in Douglasville, Georgia. As of August 4, 2002, St. Andrews at the Polo Club is 91% leased, and we expect it to achieve stabilized occupancy during the third quarter of 2002. Our 319-unit community in Charlotte and our 250-unit Veranda Chase community in Atlanta are under construction. Construction of Veranda Chase is expected to be substantially complete by the end of the third quarter of 2002, and the community is 28% leased as of August 4, 2002. Construction of our Charlotte community is progressing steadily, and we expect it to be substantially complete by the second quarter of 2003. We anticipate leasing activity at our Charlotte community to begin in the fourth quarter of 2002. We have completed construction of our 403-unit

Addison Place community, and it is 70% leased as of August 4, 2002. All of our communities are located in metropolitan Atlanta, Georgia, except as noted above.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of August 4, 2002, our five stabilized communities totaling 1,029 apartment homes had a physical occupancy rate of 93.8%. We continue to face a difficult and uncertain apartment market, and we are offering rent concessions to compete in this soft market. We expect rent concessions to continue for the foreseeable future, and we cannot offer any assurances regarding when our business or multifamily market conditions might improve. To the extent that the economic recession continues and/or in the event of another terrorist attack, our business, operating results and liquidity will be adversely affected.

     In April 2001, we began constructing the Addison Place Shoppes, a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community. In June 2001, we purchased land and a partially constructed office building on Northridge Parkway. When construction of the office building is completed, which we expect to occur in the first quarter of 2003, we will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Inc., Roberts Properties Construction, Inc., and to unaffiliated tenants.

     In November 2001, we announced that we were suspending the payment of our quarterly dividend for the fourth quarter of 2001 and the first quarter of 2002. In July 2002 we announced that we were suspending the payment of our quarterly dividend for the second quarter of 2002. Our occupancy and cash flow weakened quicker than we expected due to the lack of job growth in Atlanta, the economic recession, and the widespread effects of the September 11th tragedies. In addition to experiencing lower occupancy at our existing properties, we are in the middle of a major growth program with two properties in the planning and design phase, four properties under construction, and two properties in lease-up. In total, these eight new properties required an investment of approximately $36 million of our equity that is currently not producing positive cash flow. We project that the $36 million will produce annual cash flow of approximately $3.4 million when all eight new properties are completed and leased. Our growth program, coupled with lower occupancy at our existing properties, has created a cash flow timing issue for our company. We see this as a temporary problem, which will begin to correct itself as we complete the lease-up of Addison Place and St. Andrews at the Polo Club, as our new properties under construction start to generate positive cash flow and as the occupancy improves at our five stabilized communities.

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

Results of Operations

Comparison of Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001.

     For the three months ended June 30, 2002, we recorded a net loss of $784,000, or $(0.16) per share, compared to net income of $109,000 or $0.02 per share, for the three months ended June 30, 2001. Our results include:

(a)	a $241,000 decrease in net operating income from our five stabilized communities during the three months ended June 30, 2002 compared to the same period in 2001;

(b)	property taxes and insurance of $158,000 for St. Andrews at the Polo Club during the three months ended June 30, 2002 compared to property taxes and insurance of $63,000 for Crestmark during the three months ended June 30, 2001 (we sold Crestmark in July 2001 and used the proceeds to acquire St. Andrews at the Polo Club in November 2001 as part of a tax-deferred exchange);

(c)	a $144,000 decrease in interest income due to a combination of lower cash balances and declining interest rates;

(d)	a $254,000 increase in interest expense due primarily to Addison Place, which completed construction during the third quarter of 2001 and larger debt for St. Andrews compared to Crestmark; and

(e)	a $300,000 increase in depreciation expense attributable to charges for Addison Place and St. Andrews, offset by the elimination of charges for Crestmark.

     The operating performance for all our apartment communities is summarized in the following table:

	Percentage
	Change from	Three Months Ended June 30,
	2001 to 2002	2002	2001

Rental income	(5.0%)	$4,359,000	$4,588,000
Total operating revenues	(6.1%)	$4,630,000	$4,933,000
Property operating expenses(1)	10.5%	$1,835,000	$1,660,000
Net operating income(2)	(14.6%)	$2,795,000	$3,273,000
General and administrative expenses	24.4%	$489,000	$393,000
Depreciation of real estate assets	21.6%	$1,689,000	$1,389,000
Average stabilized occupancy(3)	(3.7%)	92.3%	96.0%
Operating expense ratio(4)	5.9%	39.6%	33.7%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     The sale of our Rosewood Plantation and Crestmark apartment communities in 2001 negatively affected our quarterly financial results. We sold Rosewood on January 4, 2001, and used the net cash proceeds to acquire four new development sites. Two of these sites, the Addison Place Shoppes and the Northridge office building, are under construction. We are currently developing the remaining two sites: one is East Fox Court, which is located across from Addison Place and is zoned for 80 townhouses, and the other is our 220-unit Northridge apartment community. While we believe these four sites will produce excellent financial results, the purchase of these sites will continue to negatively impact our current cash flow until construction is completed and the properties are leased, at which time we expect they will more than replace the cash flow from Rosewood Plantation. Further, as noted in “Overview” above, both St. Andrews at the Polo Club and Addison Place will continue to negatively affect our cash flow until the lease-ups are completed, which we expect to occur in the third quarter of 2002 for St. Andrews and the fourth quarter of 2002 for Addison Place.

     Our same-property operating performance, when compared to the three months ended June 30, 2001, includes an 7.5% decrease in operating revenue, an 11.3% decrease in net operating income, a 1.4% increase in average monthly rent per apartment home, lower operating margins, and a 3.6% decrease in stabilized occupancy from 95.9% to 92.3%. Five of our communities (Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the three-month periods ended June 30, 2002 and 2001.

     Same-property operating results for these communities are summarized in the following table:

	Percentage
	Change from	Three Months Ended June 30,
	2001 to 2002	2002	2001

Rental income	(7.5)%	$2,761,000	$2,984,000
Total operating revenue	(7.5)%	$2,938,000	$3,177,000
Property operating expenses (1)	0.2%	$1,050,000	$1,048,000
Net operating income (2)	(11.3)%	$1,888,000	$2,129,000
Average stabilized occupancy (3)	(3.6)%	92.3%	95.9%
Operating expense ratio (4)	2.7%	35.7%	33.0%
Average monthly rent per apartment home	1.4%	$1,038	$1,024

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of the stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     The following discussion compares our statements of operations for the three months ended June 30, 2002 and 2001.

     Property operating revenue decreased $303,000 or 6.1% from $4,933,000 for the three months ended June 30, 2001 to $4,630,000 for the three months ended June 30, 2002. The decrease in operating revenue is due primarily to the following:

(a)	same-property operating revenue declined $239,000, attributable to increased vacancies and rent concessions; and

(b)	Crestmark, which we sold in July 2001, generated operating revenue of $922,000 during the three months ended June 30, 2001 but no revenue in the comparable period in 2002;

offset by:

(c)	St. Andrews at the Polo Club, which we acquired in November 2001, generated operating revenue of $700,000 during the three months ended June 30, 2002; and

(d)	an increase of $143,000 in operating revenue at Addison Place, which is in its lease-up phase.

     Property operating expenses, excluding depreciation and general and administrative expenses, increased $175,000 or 10.5% from $1,660,000 for the three months ended June 30, 2001 to $1,835,000 for the three months ended June 30, 2002. The increase in operating expenses is due primarily to an increase in property taxes and property insurance. Property taxes increased $96,000 while property insurance increased $66,000. In both cases, the increase is due primarily to the acquisition of St. Andrews at the Polo Club and the completion of construction of Addison Place. We have faced a very difficult and expensive market for property insurance, and we expect a significant increase in our property insurance renewal rates in 2002-2003.

     General and administrative expenses increased $96,000 or 24.4% from $393,000 for the three months ended June 30, 2001 to $489,000 for the three months ended June 30, 2002 and include legal, accounting and tax fees, salaries, director fees, and other costs. The increase is due primarily to an increase in corporate office salaries, recruiting, and travel expense. General and administrative expenses as a percentage of operating revenues increased from 8.0% for the three months ended June 30, 2001 to 10.6% for the three months ended June 30, 2002.

     Depreciation expense increased $300,000 or 21.7% from $1,389,000 for the three months ended June 30, 2001 to $1,689,000 for the three months ended June 30, 2002. The increase is due primarily to the completion of construction at Addison Place and the acquisition of St. Andrews at the Polo Club in November 2001 offset by the sale of Crestmark in July 2001. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $254,000 or 17.8% from $1,427,000 for the three months ended June 30, 2001 to $1,681,000 for the three months ended June 30, 2002, due primarily to the following:

•	the financing of the acquisition of St. Andrews at the Polo Club in November 2001; and

•	the financing of Addison Place;

offset by:

•	the sale of Crestmark in July 2001; and

•	an increase in capitalized interest associated with construction of Addison Shoppes, Northridge Apartments and the Northridge Office Building, net of reduced capitalized interest associated with Addison Place.

Comparison of Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001.

     For the six months ended June 30, 2002, we recorded a net loss of $(1,518,000), or $(0.31) per share, compared to net income of $5,257,000 or $1.08 per share, for the six months ended June 30, 2001. Our results include:

(a)	a $5,188,000 gain on sale of real estate assets, net of minority interest, from the sale of Rosewood Plantation in January 2001;

(b)	a $556,000 decrease in net operating income from our five stabilized communities during the six months ended June 30, 2002 compared to the same period in 2001;

(c)	property taxes and insurance of $318,000 for St. Andrews at the Polo Club during the six months ended June 30, 2002 compared to property taxes and insurance of $126,000 for Crestmark during the six months ended June 30, 2001 (we sold Crestmark in July 2001 and used the proceeds to acquire St. Andrews at the Polo Club in November 2001 as part of a tax-deferred exchange);

(d)	a $246,000 decrease in interest income due to a combination of lower cash balances and declining interest rates;

(e)	a $663,000 increase in interest expense due primarily to Addison Place, which completed construction during the third quarter of 2001, and larger debt for St. Andrews compared to Crestmark;

(f)	a $663,000 increase in depreciation expense attributable to Addison Place and St. Andrews, offset by the elimination of depreciation for Crestmark;

offset by:

(g)	an extraordinary charge in the six months ended June 30, 2001 for the write-off of loan costs of $61,000 for Rosewood and $230,000 for Preston Oaks, net of minority interest.

     The operating performance for all our apartment communities is summarized in the following table:

	Percentage
	Change from	Six Months Ended June 30,
	2001 to 2002	2002	2001

Rental income	(3.6)%	$8,770,000	$9,098,000
Total operating revenues	(4.5)%	$9,299,000	$9,738,000
Property operating expenses(1)	11.6%	$3,604,000	$3,228,000
Net operating income(2)	(12.5)%	$5,695,000	$6,510,000
General and administrative expenses	18.2%	$1,014,000	$858,000
Depreciation of real estate assets	24.9%	$3,329,000	$2,666,000
Average stabilized occupancy(3)	(5.1)%	91.8%	96.9%
Operating expense ratio(4)	5.7%	38.8%	33.1%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Rosewood Plantation only through January 4, 2001, which is the date we sold the community.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     Our same-property operating performance, when compared to the six months ended June 30, 2001, includes an 8.2% decrease in operating revenue, a 12.8% decrease in net operating income, a 2.1% increase in average monthly rent per apartment home, lower operating margins, and a 5.1% decrease in stabilized occupancy from 96.9% to 91.8%. Five of our communities (Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the six-month periods ended June 30, 2002 and 2001.

     Same-property operating results for these communities are summarized in the following table:

	Percentage
	Change from	Six Months Ended June 30,
	2001 to 2002	2002	2001

Rental income	(8.2)%	$5,518,000	$6,010,000
Total operating revenue	(8.2)%	$5,857,000	$6,378,000
Property operating expenses (1)	1.7%	$2,081,000	$2,046,000
Net operating income (2)	(12.8)%	$3,776,000	$4,332,000
Average stabilized occupancy (3)	(5.1)%	91.8%	96.9%
Operating expense ratio (4)	3.4%	35.5%	32.1%
Average monthly rent per apartment home	2.1%	$1,040	$1,019

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of the stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     The following discussion compares our statements of operations for the six months ended June 30, 2002 and 2001.

     Property operating revenue decreased $439,000 or 4.5% from $9,738,000 for the six months ended June 30, 2001 to $9,299,000 for the six months ended June 30, 2002. The decrease in operating revenue is due primarily to the following:

(a)	same-property operating revenue declined $521,000, attributable to increased vacancies and rent concessions; and

(b)	Crestmark, which we sold in July 2001, generated operating revenue of $1,850,000 during the six months ended June 30, 2001 but none in the comparable period in 2002;

offset by:

(c)	St. Andrews at the Polo Club, which we acquired in November 2001, generated operating revenue of $1,471,000 during the six months ended June 30, 2002; and

(d)	an increase of $452,000 in operating revenue at Addison Place, which is in its lease-up phase.

     Property operating expenses, excluding depreciation and general and administrative expenses, increased $376,000 or 11.6% from $3,228,000 for the six months ended June 30, 2001 to $3,604,000 for the six months ended June 30, 2002. The increase in operating expenses is due primarily to an increase in property taxes of $213,000 and property insurance of $126,000. In both cases, the increase is due primarily to the acquisition of St. Andrews at the Polo Club and the completion of construction of Addison Place. We have faced a very difficult and expensive market for property insurance, and we expect a significant increase in our property insurance renewal rates in 2002-2003.

     General and administrative expenses increased $157,000 or 18.2% from $858,000 for the six months ended June 30, 2001 to $1,014,000 for the six months ended June 30, 2002 and include legal, accounting and tax fees, salaries, director fees, and other costs. The increase is due primarily to an increase in corporate office salaries, recruiting, and travel expense. General and administrative expenses as a percentage of operating revenues increased from 8.8% for the six months ended June 30, 2001 to 11.9% for the six months ended June 30, 2002.

     Depreciation expense increased $663,000 or 24.9% from $2,666,000 for the six months ended June 30, 2001 to $3,329,000 for the six months ended June 30, 2002. The increase is due primarily to the completion of construction at Addison Place and the acquisition of St. Andrews at the Polo Club in November 2001 offset by the sale of Crestmark in July 2001. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $663,000 or 25.5% from $2,601,000 for the six months ended June 30, 2001 to $3,264,000 for the six months ended June 30, 2002, due primarily to the following:

•	the financing of the acquisition of St. Andrews at the Polo Club in November 2001; and

•	the financing of Addison Place;

offset by:

•	the sale of Crestmark in July 2001; and

•	an increase in capitalized interest associated with construction of Addison Shoppes, Northridge Apartments and the Northridge Office Building.

Liquidity and Capital Resources

     Comparison of Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001. Cash and cash equivalents decreased $653,000 during the six months ended June 30, 2002 compared to a decrease of $497,000 during the six months ended June 30, 2001. The change is due to a decrease in cash provided by operating activities offset by our financing and investing activities.

     A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, and operating expenses for those apartment homes. Net cash provided by operating activities decreased $1,879,000 from $4,458,000 during the six months ended June 30,

2001 to $2,579,000 during the six months ended June 30, 2002. The decrease in cash flow from operations is due primarily to the sale of Crestmark in July 2001 and the decrease in the occupancy of our five stabilized communities from 96.9% during the six months ended June 30, 2001 to 91.8% during the six months ended June 30, 2002. This was offset by the additional cash flow from the lease-up of Addison Place and the purchase of St. Andrews at the Polo Club in November 2001. Generally, depreciation and amortization expenses are the most significant adjustments to net income in arriving at cash provided by operating activities.

     To address the decline in our cash flow from operations, on November 29, 2001, our board of directors suspended payment of our quarterly dividend for the fourth quarter of 2001 and the first quarter of 2002. Given the sustained decline in cash flow from operations, on July 1, 2002 our board of directors suspended payment of the quarterly dividend for the second quarter of 2002. Mr. Roberts stated in the November 29, 2001 press release that announced the suspension: “The widespread effects of the September 11th tragedies have quickly contributed to a significant downturn in an already weak economy. The lack of job growth in Atlanta coupled with substantial layoffs has produced lower than expected occupancy levels throughout the Atlanta apartment market. Due to these unforeseen economic events and rising unemployment, our occupancy has declined from 94% to 87% during the last few months.” The press release also explained that:

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

     In the July 1, 2002 press release Mr. Roberts stated, “The Atlanta apartment market has remained soft and the lack of any meaningful job growth this year continues to negatively affect our occupancy. We believe that until we see a sustained and broad-based economic recovery resulting in new job growth, the Atlanta apartment market will remain soft. As a result, we will maintain a cautious approach, while completing our growth program currently in progress.”

     Our board of directors has not made a determination regarding the resumption of our quarterly dividend.

     Net cash used in investing activities decreased $6,611,000 from $16,927,000 during the six months ended June 30, 2001 to $10,316,000 during the six months ended June 30, 2002. This decrease is attributable to decreased spending on construction by $12,979,000, offset primarily by the cash proceeds from the sale of Rosewood Plantation in January 2001.

     Net cash provided by financing activities decreased $4,888,000 from $11,972,000 during the six months ended June 30, 2001 to $7,084,000 during the six months ended June 30, 2002. This decrease is due primarily to the following:

(a)	a net decrease of $3,730,000 relating to the refinancing of the Preston Oaks mortgage loan in February 2001;

(b)	the net payoff of $1,602,000 on the line of credit in the six months ended June 30, 2002 compared to a borrowing of $1,200,000 in the six months ended June 30, 2001;

(c)	The net repayment of land notes of $1,300,000 in the six months ended June 30, 2002 compared to net borrowing of $1,000,000 in the six months ended June 30, 2001;

offset by:

(d)	an increase of $1,719,000 from the proceeds of construction loans during the six months ended June 30, 2002 related primarily to the construction of our Veranda Chase and Charlotte apartment communities and the Northridge office building;

(d)	the repurchase of $554,000 of treasury stock during the six months ended June 30, 2001 compared to no repurchases of treasury stock during the six months ended June 30, 2002; and

(e)	the payment of dividends and distributions totaling $1,601,000 during the six months ended June 30, 2001 compared to no dividends or distributions paid during the six months ended June 30, 2002.

     On January 4, 2001, we sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of the unitholders in the operating partnership. Net cash proceeds were $5,820,000, after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the operating partnership. Unamortized loan costs of $61,000 were charged to expense as an extraordinary item, net of the minority interests’ share of $31,000. On April 25, 2002, we entered into a mutual release agreement in settlement of a lawsuit filed December 28, 2001 by the buyer of Rosewood Plantation under the terms of the warranty provisions of the sales contract. The lawsuit was settled for $150,000 and is shown in our financial statements for the six months ended June 30, 2002 as a loss on sale of real estate asset of $102,000, which is net of minority interest of $48,000.

     On February 27, 2001, we signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns the majority of the equity interest. We are constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of our Addison Place community. We acquired the property on June 30, 2001 for approximately $4,460,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owns a 90% interest, received $3,498,000 for the property, and Roberts Construction has received approximately $828,000 for construction-related work on the property. We entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

     On May 30, 2001, we purchased 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court in Alpharetta, Georgia, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price we paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium. Roberts Properties has completed approximately two-thirds of the necessary development work on the property, and we have retained Roberts Properties to complete the design and development work for a fee of $2,250 per unit, or $180,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 80 townhouse units.

     On June 28, 2001, we purchased 10.9 acres of undeveloped land from Roberts Properties. We intend to construct a 220-unit apartment community on this site, which is located on Northridge Parkway in North Atlanta adjacent to our Highland Park apartment community. The purchase price was $5,376,000 including development and construction-related work previously performed by Roberts Properties and Roberts Construction. Roberts Properties has completed approximately half of the necessary development work on the property, and we will retain

Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

     On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. We intend to complete construction and estimate total project costs of $6,300,000, including the amount paid at closing. Roberts Construction will complete construction of the building for a fixed price of $3,054,000 and will perform tenant finish work for approximately $600,000. The balance of $499,000 of project costs will be paid to unrelated parties. Roberts Construction will not earn a profit on the construction of the building or on the tenant finish work. Roberts Properties did not earn a profit on the sale of the land to us nor will it be paid a development fee for this project. We will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Roberts Construction and other unaffiliated tenants.

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

     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at July 31, 2002 and at its scheduled maturity, interest rate, maturity date amortization schedule and monthly principal and interest payment.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
July 31, 2002

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate	Date	Maturity	Payment	Balance

Addison Shoppes land loan	AmSouth Bank	LIBOR plus 185	3.69%	08/30/02	$3,700,000	Interest only	$3,700,000
Highland Park (2)	Nationwide Life	Fixed-rate permanent	7.30%	02/15/03	7,544,000	$56,066	7,560,000
Revolving $1 million credit line	Bank of North Georgia	LIBOR plus 200	3.84%	05/20/03	800,000	Interest only	0
Northridge Apartments land loan	SouthTrust Bank	LIBOR plus 175	3.59%	07/10/03	3,000,000	Interest only	3,000,000
Revolving $2 million credit line	Compass Bank	LIBOR plus 175	3.59%	08/01/03	0	Interest only	800,000
River Oaks (2)	Nationwide Life	Fixed-rate permanent	7.15%	11/15/03	8,513,000	62,475	8,635,000
Office Building (6)	Bank of North Georgia	LIBOR plus 200	3.84%	06/01/04	5,280,000	Interest only	2,098,000
Addison Place Phase II (5)	First Union Bank	Fixed-rate const/perm	8.62%	05/10/05	22,071,000	Interest only	22,479,000
Preston Oaks (3)	Freddie Mac	Fixed-rate permanent	7.18%	02/01/08	11,694,000	86,034	12,509,000
Charlotte (6)	AmSouth Bank	LIBOR plus 200	3.84%	03/10/08	19,642,000	Interest only	5,691,000
Veranda Chase (6)	Compass Bank	Fixed-rate const/perm	7.38%	04/25/08	16,348,000	Interest only	13,253,000
Bradford Creek (2)	Nationwide Life	Fixed-rate permanent	7.15%	06/15/08	7,290,000	56,734	8,021,000
Plantation Trace (1)	Prudential Life	Fixed-rate permanent	7.09%	10/15/08	10,313,000	79,892	11,408,000
Addison Place Phase I (1)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,387,000	62,885	9,334,000
St. Andrews at the Polo Club (4)	State Farm	Fixed-rate permanent	6.95%	12/01/11	18,138,000	139,009	20,858,000

Totals					$142,720,000		$129,346,000

(1)	Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(2)	Each of the loans secured by the River Oaks, Highland Park and Bradford Creek communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(3)	The loan secured by the Preston Oaks community may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loan is prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium shall be 1% of the unpaid principal balance of the note. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(4)	The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

(5)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee.

(6)	The construction loans for Veranda Chase, Charlotte, and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each of these loans is drawn and is the balance due at maturity.

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

     On September 6, 2001, we closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and the improvements, was increased to $3,700,000 on December 21, 2001, had a maturity date of April 30, 2002, and bears interest at the 30-day LIBOR plus 185 basis points. On April 30, 2002, the maturity date of the loan was extended to August 30, 2002. We are seeking to negotiate an additional extension on similar terms. At June 30, 2002, $3,700,000 was outstanding on the loan.

     On December 19, 2001, we closed a $1,300,000 land loan with the cash proceeds being used for working capital. The loan was secured by the East Fox Court land, had a 12-month term, and bore an interest rate of the 30-day LIBOR plus 200 basis points. We repaid this loan on May 22, 2002.

     On March 1, 2002, we signed a commitment to refinance the Highland Park mortgage note with a new $10,000,000 loan from Primary Capital Advisors. The terms of the new loan include a ten-year term with a fixed interest rate of 6.76% payable in monthly installments of $64,926 based on a 30-year amortization schedule. We expect to close the new loan in November 2002.

     We anticipate that each community’s rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements other than maturing debt through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short term and in the long term (greater than 12 months). With respect to the total of $6,700,000 in short-term loans that will mature within the next 12 months, we expect to refinance those loans with construction or permanent loans secured by the respective properties. We expect to renew the $3,000,000 of bank lines of credit as they expire in 2003. We expect to fund improvements and renovations at our existing communities from property operations. We expect to meet our long-term liquidity requirements, including future developments and long-term debt maturities, from the proceeds of construction and permanent loans and/or the proceeds of property sales.

Stock Repurchase Plan

     On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. In October 2000, we issued a press release announcing that our board of directors had authorized the repurchase of up to an additional 50,000 shares of our outstanding common stock. On May 15, 2001, our board authorized an additional 50,000 shares, bringing the total authorized to 400,000. We repurchased 69,500 treasury shares for $554,000 during the six months ended June 30, 2001. We did not repurchase any shares during the six months ended June 30, 2002. From October 1, 1998 through June 30, 2002, we have repurchased approximately 363,000 shares for $2,764,000. We do not intend to repurchase any additional shares until our cash position improves significantly and we are able to resume paying dividends.

Supplemental Disclosure of Funds From Operations

     Funds from operations, commonly referred to as FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders. (Dollars in thousands.)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$(784)	$109	$(1,518)	$5,257
Minority interest of unitholders	(367)	53	(663)	177
Extraordinary items	0	0	0	291
Loss on disposal of assets	17	14	13	30
(Gain) loss on sale of real estate assets	0	0	102	(5,188)
Depreciation expense	1,689	1,389	3,329	2,666

Funds From Operations	$555	$1,565	$1,263	$3,233

Weighted average shares and units outstanding during the period	7,220,419	7,211,537	7,220,298	7,238,122

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

     Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance, and development fees incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed on a straight-line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures, and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 requires impairment losses or disposals to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At June 30, 2002, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

     We capitalize direct costs associated with the development and construction of our apartment communities. We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period those costs are incurred. We capitalize interest on qualifying construction expenditures in accordance with SFAS No. 34 for our real estate assets. We capitalize interest and other carry costs such as property taxes and insurance during the construction period and begin to expense such items as the residential apartment homes in a community become substantially complete and available for occupancy. Capitalization of interest and other carry costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

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

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•	We continue to face a difficult and uncertain apartment market, and we are offering rent concessions to compete in this soft market. We expect rent concessions to continue for the foreseeable future, and we cannot offer any assurances regarding when our business or multifamily market conditions might improve. To the extent that the economic recession continues and/or in the event of another terrorist attack, our business, operating results and liquidity will be adversely affected.

•	Increased competition in our Atlanta, Florida and Charlotte markets could limit our ability to lease our apartment homes or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction and lease-up risks inherent in our development of the Charlotte, Northridge and Veranda Chase apartment communities, as well as the Addison Shoppes and the Northridge office building and the other communities we may develop in the future, could adversely affect our financial performance.

•	We might not be able to obtain replacement or permanent financing for our $6,700,000 in short-term loans that will mature within the next 12 months, or we might have to refinance that debt on less than favorable terms.

•	We might not be able to renew our bank lines of credit, or if renewed, on less than favorable terms.

•	We might not be able to obtain replacement financing to make balloon payments on our permanent debt, or we might have to refinance that debt on less than favorable terms.

•	We have approximately $13,929,000 in debt that bears interest at a variable interest rate, and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     In addition, the market price of our common stock may fluctuate as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the “Risk Factors” section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 4 to the consolidated financial statements included in this report. All of our permanent mortgage loans that are secured by our existing communities bear interest at fixed rates. These mortgage loans had an aggregate outstanding principal balance of $100,898,000 at June 30, 2002. One of our three long-term construction loans, which had an outstanding principal balance of $12,706,000 at June 30, 2002, has a synthetically fixed interest rate. Our permanent loan on the second phase of Addison Place, which had an outstanding principal balance of $22,492,000 at June 30, 2002, also has a synthetically fixed interest rate. When we closed these two loans, we entered into interest rate swap agreements that synthetically fixed the interest rate on each loan. The fair value of the two interest rate swap agreements at June 30, 2002 was equal to a liability of $3,477,000. The two remaining long-term construction loans, which had an outstanding balance of $7,229,000 at June 30, 2002, bear interest at 200 basis points over the 30-day LIBOR rate. These loans will have a principal balance of $29,280,000 when fully drawn. Our line of credit and land loan interest rates range from 175 to 185 basis points over the 30-day LIBOR rate. At June 30, 2002, the line of credit and land loans had an aggregate outstanding principal balance of $7,100,000. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     We did not modify, limit or qualify the rights of the holders of common stock during the quarter ended June 30, 2002.

     During the three months ended June 30, 2002, we granted 987 shares of restricted stock to two employees as incentive compensation. The unamortized book value of the grants equaled $8,000. The restrictions on transfer lapse three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. The recipients of these securities had adequate access to information about us through their relationship with us. These securities are deemed to be restricted securities for purposes of the Securities Act of 1933. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of shareholders’ equity. During the three months ended June 30, 2001, we granted 6,875 shares of restricted stock to four employees as incentive compensation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the three months ended June 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

10.10.4	First Amendment to Security Instrument and Other Loan Documents dated June 25, 2002 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and SouthTrust Bank

(b)	Current Reports on Form 8-K during the quarter ended June 30, 2002.

Current report on Form 8-K dated June 21, 2002, providing notification that upon the recommendation of our audit committee, the board of directors of Roberts Realty Investors, Inc. voted to dismiss Arthur Andersen LLP as our independent auditors and appoint Deloitte & Touche, LLP to serve as our independent auditors for the current fiscal year, which ends on December 31, 2002. Pursuant to the board’s action, the dismissal of Arthur Andersen and the appointment of Deloitte & Touche became effective on June 19, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	ROBERTS REALTY INVESTORS, INC

	By:	/s/ Stephen M. McAleer

Stephen M. McAleer, Chief Financial Officer (The Registrant’s Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.	Description

10.10.4	First Amendment to Security Instrument and Other Loan Documents dated June 25, 2002 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and SouthTrust Bank