Form 10-Q
period 2002-09-30
ROBERTS REALTY INVESTORS INC
filed 2002-11-14
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Yes ☑     No   ☐

The number of outstanding shares of the registrant’s Common Stock on October 31, 2002 was 4,955,679 (net of shares held in treasury).

i

PART I

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
REAL ESTATE ASSETS – At cost:
Land	$20,886	$19,729
Buildings and improvements	118,006	109,166
Furniture, fixtures and equipment	13,761	12,891

	152,653	141,786
Less accumulated depreciation	(26,395)	(21,463)

Operating real estate assets	126,258	120,323
Land held for future development	1,950	1,741
Construction in progress and real estate under development	41,818	38,809

Net real estate assets	170,026	160,873
CASH AND CASH EQUIVALENTS	1,564	2,617
RESTRICTED CASH	353	336
DEFERRED FINANCING COSTS – Net of accumulated amortization of $713 and $464 at September 30, 2002 and December 31, 2001, respectively	1,267	1,225
OTHER ASSETS – Net	673	452

	$173,883	$165,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$100,626	$78,877
Construction notes payable	24,366	31,704
Land notes payable	6,700	8,000
Lines of credit	800	2,000
Swap contract liability	4,815	2,880
Accounts payable and accrued expenses	2,907	1,859
Due to affiliates (including retainage payable of $1,132 and $1,143 at September 30, 2002 and December 31, 2001, respectively)	1,541	2,397
Security deposits and prepaid rents	389	416

Total liabilities	142,144	128,133

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	9,998	11,996

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,309,317 and 5,266,567 shares issued at Sept. 30, 2002 and Dec. 31, 2001, respectively	53	53
Additional paid-in capital	24,761	24,410
Less treasury shares, at cost (362,588 shares at September 30, 2002 and December 31, 2001)	(2,764)	(2,764)
Unamortized restricted stock compensation	(134)	(202)
Retained earnings	3,123	5,833
Accumulated other comprehensive income	(3,298)	(1,956)

Total shareholders’ equity	21,741	25,374

	$173,883	$165,503

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
OPERATING REVENUES:
Rental operations	$4,440	$3,850	$13,210	$12,948
Other operating income	269	251	798	891

Total operating revenues	4,709	4,101	14,008	13,839

OPERATING EXPENSES:
Personnel	582	376	1,506	1,304
Utilities	324	264	891	817
Repairs, maintenance and landscaping	311	238	907	803
Real estate taxes	522	296	1,505	1,066
Marketing, insurance and other	325	182	859	594
General and administrative expenses	561	439	1,575	1,296
Depreciation of real estate assets	1,791	1,260	5,120	3,925

Total operating expenses	4,416	3,055	12,363	9,805

INCOME FROM OPERATIONS	293	1,046	1,645	4,034

OTHER INCOME (EXPENSE):
Interest income	8	73	30	340
Interest expense	(1,738)	(1,148)	(5,002)	(3,749)
Loss on disposal of assets	(12)	1	(25)	(29)
Amortization of deferred financing costs	(75)	(53)	(251)	(139)

Total other expense	(1,817)	(1,127)	(5,248)	(3,577)

INCOME (LOSS) BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE ASSET AND EXTRAORDINARY ITEM	(1,524)	(81)	(3,603)	457
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	483	26	1,146	(149)

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET AND EXTRAORDINARY ITEM	(1,041)	(55)	(2,457)	308
GAIN (LOSS) ON SALE OF REAL ESTATE ASSET, net of minority interest of unitholders in the operating partnership	0	2,793	(102)	7,982

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(1,041)	2,738	(2,559)	8,290
EXTRAORDINARY ITEM – Loss on early extinguishment of debt, net of minority interest of unitholders in the operating partnership	0	(114)	0	(406)

NET INCOME (LOSS)	$(1,041)	$2,624	$(2,559)	$7,884

INCOME PER COMMON SHARE – BASIC AND DILUTED:
Income (loss) before extraordinary item	$(0.21)	$0.56	$(0.52)	$1.70
Extraordinary item	0.00	(0.02)	0.00	(0.08)

Net income (loss)	$(0.21)	$0.54	$(0.52)	$1.62

Weighted average common shares – basic	4,931,425	4,875,908	4,921,298	4,862,899
Weighted average common shares – diluted	7,220,324	7,213,515	7,220,774	7,229,830

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$(2,559)	$7,884
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest of unitholders in the operating partnership	(1,146)	149
Loss (gain) on sale of real estate asset	102	(7,982)
Loss on disposal of assets	25	29
Depreciation and amortization	5,371	4,073
Extraordinary item, loss on early extinguishment of debt	0	406
Amortization of deferred compensation	58	66
Change in assets and liabilities:
(Increase) decrease in restricted cash	(16)	52
(Increase) decrease in other assets	(221)	371
Increase in accounts payable and accrued expenses relating to operations	1,277	729
Decrease in security deposits and prepaid rent	(27)	(202)

Net cash provided by operating activities	2,864	5,575

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	0	6,760
Acquisition and construction of real estate assets	(15,536)	(30,505)

Net cash used in investing activities	(15,536)	(23,745)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	22,500	12,700
Principal repayments on mortgage notes payable	(752)	(616)
Proceeds from land notes payable	0	5,700
Payoff of land notes payable	(1,300)	(2,000)
Payment of loan costs	(290)	(621)
Proceeds from construction loans	15,161	13,399
Payoff of construction loan	(22,500)	0
Proceeds from lines of credit	802	2,000
Payoff of lines of credit	(2,002)	0
Payoff of mortgage notes, including prepayment penalty	0	(8,970)
Repurchase of treasury stock	0	(554)
Payment of dividends and distributions	0	(2,396)

Net cash provided by financing activities	11,619	18,642

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,053)	472
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,617	1,495

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,564	$1,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,672	$5,145

The accompanying notes are an integral part of these consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION OF THE COMPANY

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 68.5% and 67.9% ownership interest at September 30, 2002 and December 31, 2001, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At September 30, 2002, Roberts Realty owned seven completed multifamily apartment communities totaling 1,632 apartment homes (1,432 in the Atlanta metropolitan area and 200 in Wellington, Florida), an additional 569 apartment homes were under construction (250 in Atlanta and 319 in Charlotte, North Carolina), and a 220-unit apartment home in Atlanta was under development. In addition, Roberts Realty has a 39,907 square foot commercial office building and a 42,090 square foot retail center under construction at September 30, 2002.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 31.7% and 32.4% for the three months ended September 30, 2002 and 2001, respectively, and 31.8% and 32.7% for the nine months ended September 30, 2002 and 2001, respectively. The minority interest of the unitholders was $9,998,000 and $11,996,000 at September 30, 2002 and December 31, 2001, respectively.

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

On January 4, 2001, Roberts Realty sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of the unitholders in the operating partnership. Roberts Realty acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties, under the terms of the agreement of limited partnership of the operating partnership. On April 25, 2002, Roberts Realty entered into a mutual release agreement in settlement of a lawsuit filed December 28, 2001 by the buyer of Rosewood Plantation under the terms of the warranty provisions of the sales contract. The lawsuit was settled for $150,000 and is shown in the financial statements for the nine months ended September 30, 2002 as a loss on sale of real estate asset of $102,000, which is net of minority interest of $48,000. Roberts Realty has used the proceeds of the Rosewood Plantation sale to complete several Section 1031 tax-deferred exchanges to defer taxes it would otherwise incur on the gain from the sale. These transactions are described below.

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

On May 30, 2001, Roberts Realty purchased 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000; Roberts Realty paid $1,627,000, which includes approximately $557,000 in development-related work performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium. On October 21, 2002, Roberts Realty signed a contract to sell the 9.5 acres to a national home builder for $3,200,000 in a transaction scheduled to close in November 2002.

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

On June 28, 2001, Roberts Realty purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty intends to complete construction and estimates total project costs of $6,300,000, including the amount paid at closing. Roberts Construction will complete construction of the building for a fixed price of $3,054,000 and will perform tenant finish work for approximately $600,000. The balance of $499,000 of project costs will be paid to unrelated parties. Roberts Construction will not earn a profit on the construction of the building or on the tenant finish work. Roberts Properties did not earn a profit on the sale of the land to Roberts Realty nor will it be paid a development fee for this project. Roberts Realty will use a portion of the building as its corporate headquarters and lease the remaining space to Roberts Properties, Roberts Construction and other unaffiliated tenants.

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

Lines of Credit. Roberts Realty has lines of credit with two banks aggregating $3,000,000 to provide funds for short-term working capital needs. The first credit facility in the amount of $2,000,000 expires August 1, 2003. At September 30, 2002, Roberts Realty had $800,000 outstanding under this line, which is unsecured and bears interest at the 30-day LIBOR rate plus 175 basis points. The second credit facility is in the amount of $1,000,000 and expires May 20, 2003. At September 30, 2002, there were no borrowings under this line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at September 30, 2002 and December 31, 2001 were as follows:

		Fixed Interest	Principal Outstanding
		Rate as of
Property Securing Mortgage	Maturity	09/30/02	09/30/02	12/31/01

Addison Place – Phase I	11/15/09	6.95%	$9,316,000	$9,394,000
Addison Place – Phase II (1)	5/10/05	8.62%	22,463,000	0
Bradford Creek	6/15/08	7.15%	8,003,000	8,082,000
Highland Park (2)	2/15/03	7.30%	7,540,000	7,629,000
Plantation Trace	10/15/08	7.09%	11,383,000	11,493,000
Preston Oaks	2/01/08	7.18%	12,487,000	12,586,000
River Oaks	11/15/03	7.15%	8,613,000	8,710,000
St. Andrews at the Polo Club	12/01/11	6.95%	20,821,000	20,983,000

			$100,626,000	$78,877,000

(1)	As explained below in “Construction Loans,” the interest rate on this loan has been synthetically fixed at the rate shown.

(2)	On March 1, 2002, Roberts Realty signed a commitment to refinance the Highland Park mortgage note with a new $10,000,000 loan from Primary Capital Advisors. The terms of the new loan include a ten-year term with a fixed interest rate of 6.76% payable in monthly installments of $64,926 based on a 30-year amortization schedule. Roberts Realty expects to close the new loan in November 2002.

Construction Loans. On May 3, 2000, Roberts Realty closed a $22,500,000 construction/permanent loan to fund the construction of Addison Place – Phase II. The loan has a 5-year term and bears interest at the 30-day LIBOR rate plus 150 basis points. Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 8.62% (Note 9). On May 1, 2002, the construction loan automatically converted to a permanent loan with principal and interest payments due monthly for the remaining term of the loan.

On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan to fund the construction of its 250-unit Veranda Chase community located in Atlanta. The loan has a seven-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 7.38% (Note 9) for the first five years of the loan. At September 30, 2002, $14,356,000 was drawn on the loan.

On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At September 30, 2002, $2,216,000 was drawn on the loan.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. At September 30, 2002, $7,794,000 was drawn on the loan.

Land Loans. On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of its Veranda Chase apartment community. The loan was secured by the Veranda Chase land and had an interest rate of the 30-day LIBOR plus 150 basis points. The loan was repaid in full upon the closing of the $17,000,000 Veranda Chase construction loan on April 26, 2001.

On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan matures on July 10, 2003, is secured by the Northridge land, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At September 30, 2002, $3,000,000 was drawn on the loan.

On September 6, 2001, Roberts Realty closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and the improvements, was increased to $3,700,000 on December 21, 2001, bears interest at the 30-day LIBOR plus 185 basis points, and, as amended, matures on May 30, 2003. At September 30, 2002, $3,700,000 was drawn on the loan.

On December 19, 2001, Roberts Realty closed a $1,300,000 land loan with the cash proceeds being used for working capital. The loan was secured by the East Fox Court land, had a 12-month term, and bore interest at the 30-day LIBOR rate plus 200 basis points. On May 22, 2002, this agreement was terminated and the loan was repaid.

Interest capitalized was $575,000 and $535,000 for the three months ended September 30, 2002 and 2001, respectively, and $1,775,000 and $1,369,000 for the nine months ended September 30, 2002 and 2001, respectively.

Real estate assets having a combined depreciated cost of $116,515,000 served as collateral for the outstanding mortgage debt at September 30, 2002.

5.	EXTRAORDINARY ITEM

The 2001 extraordinary item is the write-off of unamortized loan costs and prepayment fees related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, and (b) the Rosewood community, which was sold in January 2001, and (c) the Crestmark community which was sold in July 2001. The extraordinary items – $230,000 related to Preston Oaks, $62,000 related to Rosewood and $114,000 related to Crestmark – are net of $113,000, $31,000, and $55,000, respectively, allocated to the minority interest of the unitholders in the operating partnership.

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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties and Roberts Properties Construction that relate to the development and construction of real estate assets.

Roberts Construction constructed Addison Place Phase I, consisting of 118 townhomes, and Addison Place Phase II, consisting of 285 apartment homes, under cost plus 10% contracts. In 2000, Roberts Realty entered into contracts with Roberts Construction for the construction of the Veranda Chase project in Atlanta and for the Charlotte project under which Roberts Realty will pay Roberts Construction its cost plus 10%.

In 2001, Roberts Realty entered into a fixed-price contract with Roberts Construction to construct the Northridge corporate office building. Roberts Construction is the general contractor on the project. Also in 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction to construct the 42,090 square foot Addison Place Shoppes retail center.

At September 30, 2002, the remaining commitments under construction contracts totaled $21,532,000 as summarized in the following table:

			Estimated
			Remaining
	Estimated Total	Amount	Contractual
	Contract Amount	Incurred	Commitment

Charlotte	$23,193,000	$8,564,000	$14,629,000
Veranda Chase	15,747,000	13,499,000	2,248,000
Northridge Office Building	4,556,000	2,874,000	1,682,000
Addison Place Shoppes	4,427,000	1,646,000	2,781,000
Addison Place — Phase II	22,314,000	22,122,000	192,000

	$70,237,000	$48,705,000	$21,532,000

7.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended September 30, 2002 and 2001, a total of 23,880 and 16,680 partnership units, respectively, were exchanged for an equal number of shares. During the nine months ended September 30, 2002 and 2001, a total of 43,044 and 77,252 partnership units, respectively, were exchanged for an equal number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Redemption of Units for Cash. During the nine months ended September 30, 2002 and 2001, no units were redeemed for cash.

Restricted Share Awards. During the three months ended September 30, 2001, Roberts Realty granted 370 shares of restricted stock at a market value of $3,000 (none in the three months ended September 30, 2002). During the nine months ended September 30, 2002 and 2001, Roberts Realty granted 3,034 and 13,495 shares of restricted stock, respectively, at a market value of $22,000 and $108,000, respectively. These transactions have been recorded as unamortized restricted stock compensation and are shown as a separate component of shareholders’ equity. The restricted shares vest 100% at the end of a three to four year period and are being amortized to compensation expense ratably over the vesting period.

Treasury Stock Repurchases. During the nine months ended September 30, 2002, Roberts Realty did not repurchase any shares. During the nine months ended September 30, 2001, Roberts Realty repurchased 69,500 shares at a total cost of $554,000.

Dividends. Roberts Realty suspended the quarterly dividend payment for the fourth quarter of 2001 and for the first, second and third quarters of 2002. On March 20, 2001, Roberts Realty’s Board of Directors declared a quarterly distribution in the amount of $0.11 per common share and partnership unit payable on April 13, 2001 to shareholders and unitholders of record on March 30, 2001. On May 15, 2001, Roberts Realty’s Board of Directors declared a quarterly distribution in the amount of $0.11 per common share and partnership unit payable on July 13, 2001 to shareholders and unitholders of record on June 29, 2001. On August 27, 2001, Roberts Realty’s Board of Directors declared a quarterly distribution in the amount of $0.11 per common share and partnership unit payable on October 15, 2001 to shareholders and unitholders of record on September 28, 2001.

Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and partnership units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Income (loss) before extraordinary items – basic	$(1,041)	$2,738	$(2,559)	$8,290
Minority interest of unitholders in the operating partnership in income (loss) before extraordinary items	(483)	1,299	(1,194)	4,028

Income (loss) before extraordinary items – diluted	$(1,524)	$4,037	$(3,753)	$12,318

Net income (loss) – basic	$(1,041)	$2,624	$(2,559)	$7,884
Minority interest of unitholders in the operating partnership in net income (loss)	(483)	1,245	(1,194)	3,830

Net income (loss) – diluted	$(1,524)	$3,869	$(3,753)	$11,714

Weighted average shares – basic	4,931,425	4,875,908	4,921,298	4,862,899
Dilutive securities – weighted average units	2,288,899	2,337,607	2,299,476	2,366,931

Weighted average shares – diluted	7,220,324	7,213,515	7,220,774	7,229,830

8.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops, and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three and nine months ended September 30, 2002 and 2001.

Roberts Realty is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS”) “Accounting for Derivative Instruments and Hedging Activities.” The effective date of this statement was delayed by SFAS No. 137, and the Statement was amended by SFAS No. 138. SFAS No. 133, as amended, requires Roberts Realty to recognize all derivatives on the balance sheet at fair market value. Because Roberts Realty has interest rate swaps that it has designated as a hedge of its exposure to changes in the 30-day LIBOR rate on its $22,500,000 and $17,000,000 loans, and the swaps are effective in hedging its exposure, the adoption of SFAS 133, as amended, resulted in a $3,298,000 decrease in shareholders’ equity (accumulated other comprehensive income), net of minority interest of $1,517,000, relating to the estimated fair value of the swaps at September 30, 2002.

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

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and

among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. Roberts Realty adopted the standard effective January 1, 2002 and concluded that the standard will require operating results of real estate assets sold in the future to be included in discontinued operations in the statements of operations. Roberts Realty believes that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and that its adoption will not have a material impact on Roberts Realty’s financial statements.

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

Roberts Realty’s comprehensive income, which consists of net income, the cumulative effect of change in accounting principle related to the adoption of SFAS No. 133 on January 1, 2001, as amended, and the change in the fair value of the swap contract payable is calculated as follows:

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	2002	2001	2002	2001

Net income (loss)	$(1,041)	$2,624	$(2,559)	$7,884
Cumulative effect of a change in accounting principle, net of minority interest	0	0	0	(564)
Change in the fair value of the swap contract payable, net of minority interest	(927)	(1,290)	(1,342)	(1,851)

Total comprehensive income (loss)	$(1,968)	$1,334	$(3,901)	$5,469

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

Overview

     We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of October 31, 2002, we own a 68.6% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

     As of November 3, 2002, we own:

•	seven existing multifamily apartment communities containing a total of 1,632 apartment homes,

•	two communities under construction that will contain 569 apartment homes,

•	a 10.9-acre site currently under development on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land),

•	a 9.5-acre site, referred to in this report as East Fox Court, under contract for sale, scheduled to close in November 2002.

•	a 42,090 square foot retail center currently under construction, and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate headquarters.

     Seven of our communities – River Oaks, Plantation Trace, Preston Oaks, Highland Park, Bradford Creek, St. Andrews at the Polo Club and Addison Place – totaling 1,632 apartment homes, are stabilized. Our 319-unit community in Charlotte and our 250-unit Veranda Chase community in Atlanta are under construction. Construction of Veranda Chase is substantially complete, and the community is 51% leased as of November 3, 2002. Construction of our Charlotte community is progressing steadily, and we expect it to be substantially complete by the third quarter of 2003. We anticipate leasing activity at our Charlotte community to begin in the first quarter of 2003. All of our communities are located in metropolitan Atlanta, Georgia, except St. Andrews at the Polo Club, in Wellington, Palm Beach County, Florida, and the Charlotte community.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of November 3, 2002, our seven stabilized communities totaling 1,632 apartment homes had a physical occupancy rate of 87.1%. The lease up phases for St. Andrews at the Polo Club and for Addison Place have taken longer than anticipated. We continue to face a difficult and uncertain apartment market, and we are offering rent concessions to compete in this soft market. We expect rent concessions to continue for the foreseeable future, and we cannot offer any assurances regarding when our business or multifamily market conditions might improve. To the extent that the economic recession continues and/or in the event of another terrorist attack, our business, operating results and liquidity will be adversely affected.

     In October 2002, we signed a contract with a national home builder to sell the East Fox Court land for $3,200,000 in a transaction scheduled to close in November 2002. The land is unencumbered and we intend to use the proceeds for general corporate working capital purposes, to reduce debt, or to invest in income producing properties through outright purchase or through a Section 1031 tax-deferred exchange.

     In April 2001, we began constructing the Addison Place Shoppes, a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community. In June 2001, we purchased land and a partially constructed office building on Northridge Parkway. When construction of the office building is completed, which we expect to occur in the second quarter of 2003, we will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Inc., Roberts Properties Construction, Inc., and to unaffiliated tenants.

     We have suspended the payment of our quarterly dividends since the fourth quarter of 2001. Our occupancy and cash flow weakened due to the lack of job growth in Atlanta, the economic recession, and the widespread continuing effects of the September 11th tragedies. In addition to experiencing lower occupancy at our existing properties, we are in the middle of a major growth program with one property in the planning and design phase (the Northridge apartment community) and four properties under construction (Veranda Chase, Charlotte, Addison Shoppes and the corporate office building). In total, these five new properties required an investment of approximately $20.5 million of our equity that is currently not producing positive cash flow. We project that the $20.5 million will produce annual cash flow of approximately $1.8 million when all five new properties are completed and leased. Our growth program, coupled with lower occupancy at our existing properties, has created a cash flow timing issue for our company. We see this as a temporary problem that we believe will begin to correct itself as we complete the lease-up of Addison Place and St. Andrews at the Polo Club, as our new properties under construction start to generate positive cash flow, and as the occupancy improves at our other stabilized communities.

     We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed all of our existing communities, except (a) the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor, and (b) the 200 unit St. Andrews at the Polo Club apartment community, which we acquired on November 6, 2001 while still in the lease-up phase. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction is the general contractor of our Charlotte and Veranda Chase communities and will oversee the completion of construction of each community. Roberts Construction began construction on the Addison Place Shoppes and the corporate office building before we purchased these properties, and we have retained Roberts Construction to finish construction. We anticipate retaining Roberts Properties to develop our Northridge apartment community.

Results of Operations

     Comparison of Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001.

     For the three months ended September 30, 2002, we recorded a net loss of $1,041,000, or $(0.21) per share, compared to net income of $2,624,000 or $0.54 per share, for the three months ended September 30, 2001. Our results include:

(a)	a $590,000 increase in interest expense due primarily to Veranda Chase (which was substantially completed during the third quarter of 2002), and a larger loan secured by St. Andrews at the Polo Club than the loan secured by Crestmark before its sale; and

(b)	a $531,000 increase in depreciation expense attributable to charges for Veranda Chase and St. Andrews;

compared to:

(c)	a $2,793,000 gain on sale of real estate assets, net of minority interest, from the sale of Crestmark in July 2001; offset by

(d)	a loss on early extinguishment of debt, net of minority interest, of $114,000 in third quarter 2001.

     The operating performance for all our apartment communities is summarized in the following table:

	Percentage
	Change from	Three Months Ended Sept. 30,
	2001 to 2002	2002	2001

Rental income	15.3%	$4,440,000	$3,850,000
Total operating revenues	14.8%	$4,709,000	$4,101,000
Property operating expenses (1)	52.2%	$2,064,000	$1,356,000
Net operating income (2)	(3.6%)	$2,645,000	$2,745,000
General and administrative expenses	27.8%	$561,000	$439,000
Depreciation of real estate assets	42.1%	$1,791,000	$1,260,000
Average stabilized occupancy (3)	0.8%	92.5%	91.7%
Operating expense ratio (4)	10.7%	43.8%	33.1%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     The sale of our Rosewood Plantation and Crestmark apartment communities in 2001 negatively affected our quarterly financial results. We sold Rosewood on January 4, 2001, and used the net cash proceeds to acquire four new development sites. Two of these sites, the Addison Place Shoppes and the Northridge office building, are under construction. Our 220-unit Northridge apartment community is under development. The investment in these sites will continue to negatively impact our current cash flow until construction is completed and the properties are leased, at which time we expect they will more than replace the cash flow from Rosewood Plantation. The fourth site, East Fox Court, is under contract for sale, scheduled to close in November 2002. Further, as noted in “Overview” above, both St. Andrews at the Polo Club and Addison Place will continue to negatively affect our cash flow until their lease-ups are completed, which we expect to occur in the fourth quarter of 2002.

     Our same-property operating performance, when compared to the three months ended September 30, 2001, includes a 4.1% decrease in operating revenue, an 11.9% decrease in net operating income, higher concessions, and lower operating margins, although we did experience a 1.4% increase in stabilized occupancy from 91.9% to 93.3%. Five of our communities (Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the three-month periods ended September 30, 2002 and 2001.

     Same-property operating results for these communities are summarized in the following table:

	Percentage
	Change from	Three Months Ended Sept. 30,
	2001 to 2002	2002	2001

Rental income	(4.1%)	$2,757,000	$2,874,000
Total operating revenue	(4.1%)	$2,927,000	$3,051,000
Property operating expenses (1)	12.5%	$1,108,000	$985,000
Net operating income (2)	(11.9%)	$1,819,000	$2,065,000
Average stabilized occupancy (3)	1.4%	93.3%	91.9%
Operating expense ratio (4)	5.6%	37.9%	32.3%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of the stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     The following discussion compares our statements of operations for the three months ended September 30, 2002 and 2001.

     Property operating revenue increased $608,000 or 14.8% from $4,101,000 for the three months ended September 30, 2001 to $4,709,000 for the three months ended September 30, 2002. The increase in operating revenue is due primarily to the following:

(a)	a $733,000 increase in operating revenues during the three months ended September 30, 2002 from St. Andrews at the Polo Club, which we acquired in November 2001;

offset by:

(b)	a $124,000 decline in same-property operating revenue for the three months ended September 30, 2002 compared to the same period in 2001, due to increased vacancies and rent concessions.

     Property operating expenses, excluding depreciation and general and administrative expenses, increased $708,000 or 52.2% from $1,356,000 for the three months ended September 30, 2001 to $2,064,000 for the three months ended September 30, 2002. The increase is due primarily to St. Andrews at the Polo Club ($356,000); increased operations of Addison Place, reflecting completed construction ($155,000); Veranda Chase operations ($122,000); and higher personnel and insurance costs at our same-properties ($122,000).

     General and administrative expenses increased $122,000 or 27.8% from $439,000 for the three months ended September 30, 2001 to $561,000 for the three months ended September 30, 2002 and include legal, accounting and tax fees, salaries, director fees, and other costs. The increase is due primarily to an increase in corporate office salaries, recruiting, corporate taxes, and travel expense. General and administrative expenses as a percentage of operating revenues increased from 10.7% for the three months ended September 30, 2001 to 11.9% for the three months ended September 30, 2002.

     Depreciation expense increased $531,000 or 42.1% from $1,260,000 for the three months ended September 30, 2001 to $1,791,000 for the three months ended September 30, 2002. The increase is due primarily to the acquisition of St. Andrews at the Polo Club in November 2001 and to Veranda Chase. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $590,000 or 51.4% from $1,148,000 for the three months ended September 30, 2001 to $1,738,000 for the three months ended September 30, 2002, due primarily to the following:

•	the financing of the acquisition of St. Andrews at the Polo Club in November 2001;

•	the financing of Addison Place; and

•	a decrease in capitalized interest associated with construction of Addison Shoppes and Veranda Chase.

Comparison of Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001.

     For the nine months ended September 30, 2002, we recorded a net loss of $(2,559,000), or $(0.52) per share, compared to net income of $7,884,000 or $1.62 per share, for the nine months ended September 30, 2001. Our results include:

(a)	a $1,253,000 increase in interest expense for the nine months ended September 30, 2002 compared to the same period in 2001, due primarily to Addison Place (which completed construction during the third quarter of 2001), and a larger loan secured by St. Andrews at the Polo Club than the loan secured by Crestmark (we sold Crestmark in July 2001 and used the proceeds to acquire St. Andrews in November 2001 as part of a tax-deferred exchange);

(b)	a $1,195,000 increase in depreciation expense for the nine months ended September 30, 2002 compared to the same period in 2001, attributable to Addison Place and St. Andrews, offset by the elimination of depreciation for Crestmark;

(c)	property taxes and insurance of $507,000 for St. Andrews during the nine months ended September 30, 2002 compared to property taxes and insurance of $129,000 for Crestmark during the nine months ended September 30, 2001;

(d)	a $310,000 decrease in interest income for the nine months ended September 30, 2002 compared to the same period in 2001, due to a combination of lower cash balances and declining interest rates; and

(e)	gains, net of minority interest, of $5,188,000 from the sale of Rosewood Plantation in January 2001 and of $2,794,000 from the sale of Crestmark in July 2001, offset by extraordinary charges of $406,000 in the aggregate in the nine months ended September 30, 2001 for the write-off of unamortized loan costs and prepayment fees related to the refinancing of the Preston Oaks mortgage note and the sale of the Rosewood Plantation and Crestmark communities;

offset by:

(f)	a $388,000 increase in net operating income from our stabilized communities during the nine months ended September 30, 2002 compared to the same period in 2001.

     The operating performance for all our apartment communities is summarized in the following table:

	Percentage
	Change from	Nine Months Ended Sept. 30,
	2001 to 2002	2002	2001

Rental income	2.0%	$13,210,000	$12,948,000
Total operating revenues	1.2%	$14,008,000	$13,839,000
Property operating expenses (1)	23.6%	$5,668,000	$4,584,000
Net operating income (2)	(9.9%)	$8,340,000	$9,255,000
General and administrative expenses	21.5%	$1,575,000	$1,296,000
Depreciation of real estate assets	30.4%	$5,120,000	$3,925,000
Average stabilized occupancy (3)	(4.2%)	91.3%	95.5%
Operating expense ratio (4)	7.4%	40.5%	33.1%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes Rosewood Plantation only through January 4, 2001, which is the date we sold the community.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     Our same-property operating performance, when compared to the nine months ended September 30, 2001, includes a 6.8% decrease in operating revenue, a 12.5% decrease in net operating income, higher concessions, lower operating margins, and a 2.9% decrease in stabilized occupancy from 95.2% to 92.3%. Five of our communities (Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the nine-month periods ended September 30, 2002 and 2001.

     Same-property operating results for these communities are summarized in the following table:

	Percentage
	Change from	Nine Months Ended Sept. 30,
	2001 to 2002	2002	2001

Rental income	(6.8%)	$8,276,000	$8,883,000
Total operating revenue	(6.8%)	$8,785,000	$9,429,000
Property operating expenses (1)	5.2%	$3,189,000	$3,031,000
Net operating income (2)	(12.5%)	$5,595,000	$6,398,000
Average stabilized occupancy (3)	(2.9%)	92.3%	95.2%
Operating expense ratio (4)	4.2%	36.3%	32.1%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of the stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

     The following discussion compares our statements of operations for the nine months ended September 30, 2002 and 2001.

     Property operating revenue increased $169,000 or 1.2% from $13,839,000 for the nine months ended September 30, 2001 to $14,008,000 for the nine months ended September 30, 2002. The increase in operating revenue is due primarily to the following:

(a)	a $2,204,000 increase in operating revenues during the nine months ended September 30, 2002 from St. Andrews at the Polo Club, which we acquired in November 2001; and

(b)	an increase of $577,000 in operating revenue at Addison Place and Veranda Chase;

offset by:

(c)	a $644,000 decline in same property operating revenue, attributable to increased vacancies and rent concessions; and

(d)	the loss of revenue from Crestmark, which we sold in July 2001; Crestmark generated operating revenue of $1,958,000 during the nine months ended September 30, 2001 but none in the comparable period in 2002.

     Property operating expenses, excluding depreciation and general and administrative expenses, increased $1,084,000 or 23.6% from $4,584,000 for the nine months ended September 30, 2001 to $5,668,000 for the nine months ended September 30, 2002. The increase is due primarily to St. Andrews at the Polo Club ($1,014,000); increased operations of Addison Place, reflecting completed construction ($412,000); Veranda Chase operations

($187,000); and higher personnel and insurance costs at our same-properties ($123,000); offset by the operations of Crestmark, which was sold in July 2001 ($676,000).

     General and administrative expenses increased $279,000 or 21.5% from $1,296,000 for the nine months ended September 30, 2001 to $1,575,000 for the nine months ended September 30, 2002 and include legal, accounting and tax fees, salaries, director fees, and other costs. The increase is due primarily to an increase in corporate office salaries, corporate taxes, recruiting, and travel expense. General and administrative expenses as a percentage of operating revenues increased from 9.4% for the nine months ended September 30, 2001 to 11.2% for the nine months ended September 30, 2002.

     Depreciation expense increased $1,195,000 or 30.4% from $3,925,000 for the nine months ended September 30, 2001 to $5,120,000 for the nine months ended September 30, 2002. The increase is due primarily to the completion of construction at Addison Place and the acquisition of St. Andrews at the Polo Club in November 2001 offset by the sale of Crestmark in July 2001. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $1,253,000 or 33.4% from $3,749,000 for the nine months ended September 30, 2001 to $5,002,000 for the nine months ended September 30, 2002, due primarily to the following:

•	the financing of the acquisition of St. Andrews at the Polo Club in November 2001; and

•	the financing of Addison Place;

offset by:

•	the sale of Crestmark in July 2001.

Liquidity and Capital Resources

     Comparison of Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001. Cash and cash equivalents decreased $1,053,000 during the nine months ended September 30, 2002 compared to an increase of $472,000 during the nine months ended September 30, 2001. The change is due to a decrease in cash provided by operating activities offset by our financing and investing activities.

     A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates, and operating expenses for those apartment homes. Net cash provided by operating activities decreased $2,711,000 from $5,575,000 during the nine months ended September 30, 2001 to $2,864,000 during the nine months ended September 30, 2002. The decrease in cash flow from operations is due primarily to the sale of Crestmark in July 2001 and the decrease in our same-property occupancy from 95.2% during the nine months ended September 30, 2001 to 92.3% during the nine months ended September 30, 2002. This was offset by the additional cash flow from the lease-up of Addison Place and Veranda Chase and the purchase of St. Andrews at the Polo Club in November 2001. Generally, depreciation and amortization expenses are the most significant adjustments to net income in arriving at cash provided by operating activities.

     To address the decline in our cash flow from operations, we suspended the payment of our quarterly dividend for the fourth quarter of 2001 and have not paid any dividends since then. We continue to suffer from job losses and the lack of counterbalancing job growth in our primary market of Atlanta, the economic recession and the widespread continuing effects of the September 11th tragedies. We have stated publicly that:

•	In addition to experiencing lower occupancy at our existing properties, we are in the middle of a major growth program.

•	We see this as a temporary problem that will begin to correct itself as we complete the lease-up of Addison Place and St. Andrews at the Polo Club, and as our new properties under construction start to generate positive cash flow.

•	We are implementing a more aggressive leasing, advertising, and marketing effort in order to address our occupancy problems.

     In a July 1, 2002 press release, Mr. Roberts stated, “The Atlanta apartment market has remained soft and the lack of any meaningful job growth this year continues to negatively affect our occupancy. We believe that until we see a sustained and broad-based economic recovery resulting in new job growth, the Atlanta apartment market will remain soft. As a result, we will maintain a cautious approach, while completing our growth program currently in progress.”

     Our board of directors has not made a determination regarding the resumption of our quarterly dividend.

     Net cash used in investing activities decreased $8,209,000 from $23,745,000 during the nine months ended September 30, 2001 to $15,536,000 during the nine months ended September 30, 2002. This decrease is attributable to decreased spending on construction by $14,969,000, offset primarily by the cash proceeds from the sale of Rosewood Plantation in January 2001.

     Net cash provided by financing activities decreased $7,023,000 from $18,642,000 during the nine months ended September 30, 2001 to $11,619,000 during the nine months ended September 30, 2002. This decrease is due primarily to the following:

(a)	a net decrease of $3,730,000 relating to the refinancing of the Preston Oaks mortgage loan in February 2001;

(b)	the net payoff of $1,200,000 on the line of credit in the nine months ended September 30, 2002 compared to a borrowing of $2,000,000 in the nine months ended September 30, 2001;

(c)	the net repayment of land notes of $1,300,000 in the nine months ended September 30, 2002 compared to net borrowing of $3,700,000 in the nine months ended September 30, 2001;

offset by:

(d)	an increase of $1,762,000 from the proceeds of construction loans during the nine months ended September 30, 2002 related primarily to the construction of our Veranda Chase and Charlotte apartment communities and the Northridge office building;

(e)	the repurchase of $554,000 of treasury stock during the nine months ended September 30, 2001 compared to no repurchases of treasury stock during the nine months ended September 30, 2002; and

(f)	the payment of dividends and distributions totaling $2,396,000 during the nine months ended September 30, 2001 compared to no dividends or distributions paid during the nine months ended September 30, 2002.

     On January 4, 2001, we sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of the unitholders in the operating partnership. Net cash proceeds were $5,820,000, after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the operating partnership. Unamortized loan costs of $61,000 were charged to expense as an extraordinary item, net of the minority interests’ share of $31,000. On April 25, 2002, we entered into a mutual release agreement in settlement of a lawsuit filed December 28, 2001 by the buyer of Rosewood Plantation under the terms of the warranty provisions of the sales contract. The lawsuit was settled for $150,000 and is shown in our financial statements for the nine months ended September 30, 2002 as a loss on sale of real estate asset of $102,000, which is net of minority interest of $48,000.

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

     On May 30, 2001, we purchased 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court in Alpharetta, Georgia, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price we paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium. On October 21, 2002, Roberts Realty signed a contract to sell the 9.5 acres to a national home builder for $3,200,000 in a transaction scheduled to close in November 2002.

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

     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at October 31, 2002 and at its scheduled maturity, interest rate, maturity date amortization schedule and monthly principal and interest payment.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
October 31, 2002

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate	Date	Maturity	Payment	Balance

Highland Park (1)	Nationwide Life	Fixed-rate permanent	7.30%	02/15/03	$7,544,000	$56,066	$7,530,000
Revolving $1 million credit line	Bank of North Georgia	LIBOR plus 200	3.84%	05/20/03	0	Interest only	0
Addison Shoppes land loan	AmSouth Bank	LIBOR plus 185	3.69%	05/30/03	3,700,000	Interest only	3,700,000
Northridge Apartments land loan	SouthTrust Bank	LIBOR plus 175	3.59%	07/10/03	3,000,000	Interest only	3,000,000
Revolving $2 million credit line	Compass Bank	LIBOR plus 175	3.59%	08/01/03	800,000	Interest only	800,000
River Oaks (1)	Nationwide Life	Fixed-rate permanent	7.15%	11/15/03	8,513,000	62,475	8,602,000
Office Building (2)	Bank of North Georgia	LIBOR plus 200	3.84%	06/01/04	5,280,000	Interest only	2,297,000
Addison Place Phase II (3)	First Union Bank	Fixed-rate const/perm	8.62%	05/10/05	22,071,000	Interest only	22,449,000
Preston Oaks (4)	Freddie Mac	Fixed-rate permanent	7.18%	02/01/08	11,694,000	86,034	12,476,000
Charlotte (2)	AmSouth Bank	LIBOR plus 200	3.84%	03/10/08	19,642,000	Interest only	7,819,000
Veranda Chase (2)	Compass Bank	Fixed-rate const/perm	7.38%	04/25/08	16,348,000	Interest only	14,894,000
Bradford Creek (1)	Nationwide Life	Fixed-rate permanent	7.15%	06/15/08	7,290,000	56,734	7,994,000
Plantation Trace (5)	Prudential Life	Fixed-rate permanent	7.09%	10/15/08	10,313,000	79,892	11,370,000
Addison Place Phase I (5)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,387,000	62,885	9,307,000
St. Andrews at the Polo Club (6)	State Farm	Fixed-rate permanent	6.95%	12/01/11	18,138,000	139,009	20,803,000

Totals					$142,720,000		$133,041,000

(1)	Each of the loans secured by the River Oaks, Highland Park and Bradford Creek communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(2)	The construction loans for Veranda Chase, Charlotte, and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each of these loans is drawn and is the balance due at maturity.

(3)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee.

(4)	The loan secured by the Preston Oaks community may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loan is prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium shall be 1% of the unpaid principal balance of the note. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium

(5)	Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium

(6)	The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

     Each of our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2003 to 2011 as summarized below:

2003	$16,057,000
2005	22,071,000
2008	29,297,000
2009	8,387,000
2011	18,138,000

Total	$93,950,000

     Because we anticipate that only a small portion of the principal of that indebtedness will be repaid before maturity and that we will not have funds on hand sufficient to repay that indebtedness, it will be necessary for us to refinance that debt through (a) debt financing collateralized by mortgages on individual communities or groups of communities and/or (b) net proceeds of property sales.

     On September 6, 2001, we closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and the improvements, was increased to $3,700,000 on December 21, 2001, bears interest at the 30-day LIBOR plus 185 basis points, and, as amended, matures on May 30, 2003. At September 30, 2002, $3,700,000 was drawn on the loan.

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

Stock Repurchase Plan

     On September 3, 1998, we issued a press release announcing that our board of directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. In October 2000, we issued a press release announcing that our board of directors had authorized the repurchase of up to an additional 50,000 shares of our outstanding common stock. On May 15, 2001, our board authorized an additional 50,000 shares, bringing the total authorized to 400,000. We repurchased 69,500 treasury shares for $554,000 during the nine months ended

September 30, 2001. We did not repurchase any shares during the nine months ended September 30, 2002. From October 1, 1998 through September 30, 2002, we have repurchased approximately 363,000 shares for $2,764,000. We do not intend to repurchase any additional shares until our cash position improves significantly and we are able to resume paying dividends.

Supplemental Disclosure of Funds From Operations

     Funds from operations, commonly referred to as FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. While FFO does not represent cash flows from operating, investing, or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments, and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income determined in accordance with GAAP. FFO represents funds from operations available for shareholders and unitholders.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

Net income (loss)	$(1,041)	$2,624	$(2,559)	$7,884
Minority interest of unitholders	(483)	(26)	(1,146)	149
Extraordinary items	0	114	0	406
Loss on disposal of assets	12	(1)	25	29
(Gain) loss on sale of real estate assets	0	(2,793)	102	(7,982)
Depreciation expense	1,791	1,260	5,120	3,925

Funds From Operations	$279	$1,178	$1,542	$4,411

Weighted average shares and units outstanding during the period	7,220,324	7,213,515	7,220,774	7,229,830

Inflation

     Substantially all apartment leases are for an initial term of not more than 12 to 14 months and thus may enable us to seek increases in rents after the expiration of each lease. We believe the short-term nature of these leases reduces our risk of the adverse effects of inflation.

Critical Accounting Policies

     Our financial statements are prepared in accordance with United States generally accepted accounting principles. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in Note 9. Because we are in the business of owning, operating, and developing apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in this area.

     Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance, and development fees incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed on a straight-line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures, and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets.” SFAS No. 144 requires impairment losses or disposals to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At September 30, 2002, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

     We capitalize direct costs associated with the development and construction of our apartment communities. We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period those costs are incurred. We capitalize interest on qualifying construction expenditures in accordance with SFAS No. 34 for our real estate assets. We capitalize interest and other carry costs such as property taxes and insurance during the construction period and begin to expense those items as the residential apartment homes in a community become substantially complete and available for occupancy. Capitalization of interest and other carry costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

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

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•	We continue to face a difficult and uncertain apartment market, and we are offering rent concessions to compete in this soft market. We expect rent concessions to continue for the foreseeable future, and we cannot offer any assurances regarding when our business or multifamily market conditions might improve. To the extent that the economic recession continues and/or in the event of another terrorist attack, our business, operating results, and liquidity will be adversely affected.

•	Increased competition in our Atlanta, Florida and Charlotte markets could limit our ability to lease our apartment homes, or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction and lease-up risks inherent in our development of the Charlotte, Northridge and Veranda Chase apartment communities, as well as the Addison Shoppes and the Northridge office building and the other communities or projects we may develop in the future, could adversely affect our financial performance.

•	We might not be able to obtain replacement or permanent financing for our $7,500,000 in short-term loans and lines of credit that will mature within the next 12 months, or we might have to refinance that debt on less than favorable terms.

•	We might not be able to renew our bank lines of credit, or if we renew them, we may have to renew them on less than favorable terms.

•	We might not be able to obtain replacement financing to make balloon payments on our permanent debt, or we might have to refinance that debt on less than favorable terms.

•	We have approximately $16,710,000 in debt that bears interest at a variable interest rate and expect to have up to $35,980,000 in such debt when our variable rate construction loans are fully drawn. If interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     In addition, the market price of our common stock may fluctuate as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the “Risk Factors” section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources. All of our permanent mortgage loans bear interest at fixed rates, although two of these loans have synthetically fixed rates as described below. These mortgage loans had an aggregate outstanding principal balance of $115,425,000 at October 31, 2002.

     Our permanent loan on Addison Place Phase II, which had an outstanding principal balance of $22,463,000 at October 31, 2002, and our construction/permanent loan secured by Veranda Place, which an outstanding principal balance of $14,356,000 at October 31, 2002, have synthetically fixed interest rates. When we closed these two loans, we entered into interest rate swap agreements that synthetically fixed the interest rate on each loan. The fair value of the two interest rate swap agreements at October 31, 2002 was equal to a liability of $4,815,000.

     Two construction loans, which had an outstanding balance of $10,010,000 at September 30, 2002, bear interest at 200 basis points over the 30-day LIBOR rate. These loans will have a principal balance of $29,280,000 when fully drawn. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $293,000 per year, assuming the loans have been fully drawn.

     Our line of credit and land loan interest rates range from 175 to 185 basis points over the 30-day LIBOR rate. At September 30, 2002, the line of credit and land loans had an aggregate outstanding principal balance of $7,500,000. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $97,000 per year, assuming the loans have been fully drawn.

     Given our interest rate swap agreements and the current interest rate environment, we believe there is minimal market risk exposure to our consolidated financial position, results of operations or cash flows. If interest rates increase, however, our interest expense could increase, perhaps substantially. In that event, our financial condition and results of operations could be materially adversely affected.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by our Chief Executive Officer and Chief Financial Officer.

     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     We did not modify, limit, or qualify the rights of the holders of common stock during the quarter ended September 30, 2002, nor did we grant any shares of restricted stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting on August 20, 2002 for the purpose of electing two members of our board of directors. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.

     Both of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	VOTES	VOTES
	FOR	WITHHELD

Wm. Jarell Jones	3,832,501	86,626
Dennis H. James	3,832,501	86,626

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

10.1	Promissory Note (Increased, Amended and Restated) executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated December 21, 2001 in the original principal amount of $3,700,000 (Addison Place Shoppes)

10.2	First Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated December 21, 2001 (Addison Place Shoppes)

10.3	Second Amendment to Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated April 30, 2002 in the original principal amount of $3,700,000 (Addison Place Shoppes)

10.4	Second Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated April 30, 2002 (Addison Place Shoppes)

10.5	Third Amendment to Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated August 30, 2002 in the original principal amount of $3,700,000 (Addison Place Shoppes)

10.6	Third Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated August 30, 2002 (Addison Place Shoppes)

(b)	Current Reports on Form 8-K during the quarter ended September 30, 2002.

Form 8-K dated and filed on August 14, 2002, furnishing under Item 9 the Statement under Oath of the Principal Executive and Financial Officers of Roberts Realty, Inc. regarding facts and circumstances relating to exchange act filings for the three and six months ended June 30, 2002

Form 8-K dated August 20, 2002, filed on August 21, 2002, furnishing under Item 9 a statement regarding the announcement at its annual shareholders meeting and the issuance of a press release regarding its signed letter of intent to sell 9.5 acres of land in Alpharetta, Georgia located across from its 403-unit Addison Place community.

Form 8-K dated and filed September 20, 2002, furnishing under Item 9 a statement and press release providing an update to its shareholders regarding its continuing efforts to explore various options to maximize shareholder value, which include the periodic sale of some of its apartment communities and the distribution of part of the net cash proceeds to its shareholders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	ROBERTS REALTY INVESTORS, INC

	By:	/s/ Stephen M. McAleer

Stephen M. McAleer, Chief Financial Officer
(The Registrant’s Principal Financial and Chief
Accounting Officer, who is duly authorized to sign
this report)

Certification

I, Charles S. Roberts, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Roberts Realty Investors, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Charles S. Roberts

Date	CHARLES S. ROBERTS
President and Chief Executive Officer
(principal executive officer)

Certification

I, Stephen M. McAleer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Roberts Realty Investors, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Stephen M. McAleer

Date	STEPHEN M. McALEER
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Promissory Note (Increased, Amended and Restated) executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated December 21, 2001 in the original principal amount of $3,700,000 (Addison Place Shoppes)

10.2	First Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated December 21, 2001 (Addison Place Shoppes)

10.3	Second Amendment to Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated April 30, 2002 in the original principal amount of $3,700,000 (Addison Place Shoppes)

10.4	Second Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated April 30, 2002 (Addison Place Shoppes)

10.5	Third Amendment to Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated August 30, 2002 in the original principal amount of $3,700,000 (Addison Place Shoppes)

10.6	Third Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated August 30, 2002 (Addison Place Shoppes)