Form 10-K
period 2002-12-31
ROBERTS REALTY INVESTORS INC
filed 2003-03-26
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-13183

Roberts Realty Investors, Inc.

(Name of small business issuer in its charter)

Georgia	58-2122873

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8010 Roswell Road, Suite 120
Atlanta, GA	30350

(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (770) 394-6000

Securities registered under Section 12(b) of the Act: None

Title of each class:	Name of each exchange on which registered:

N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒      No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐

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

$23,372,821

     Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,128,293 shares of common stock (as of March 19, 2003).

     Documents Incorporated by Reference. None

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     This report contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We will make forward-looking statements in Items 1, 2, 5, 7 and 7A of this report. See “Disclosure Regarding Forward-Looking Statements” at the end of Item 7 for a description of some of the important factors that may affect actual outcomes.

General

     Roberts Realty Investors, Inc. owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of March 19, 2003, Roberts Realty owns a 71.0% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an “umbrella partnership” or “UPREIT.”

     As of March 19, 2003, we own:

•	seven existing multifamily apartment communities that are stabilized containing a total of 1,632 apartment homes;

•	one community containing 250 apartment homes that is completing its lease-up phase;

•	one community under construction that will contain 319 apartment homes;

•	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land);

•	a 42,090 square foot retail center currently under construction; and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate office building.

     Seven of our communities — Addison Place, Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and St. Andrews at the Polo Club - totaling 1,632 apartment homes, are stabilized. Veranda Chase, consisting of 250 apartment homes, is 82% leased as of March 19, 2003, and we expect it to be stabilized in the second quarter of 2003. Construction of our Charlotte community is progressing steadily, and we expect it to be substantially complete by the fourth quarter of 2003. We anticipate leasing activity at our Charlotte community to begin in the second quarter of 2003. All of our communities are located in metropolitan Atlanta, Georgia, except the Charlotte community and St. Andrews at the Polo Club, which is located in the city of Wellington, Palm Beach County, Florida.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of March 19, 2003, our seven stabilized communities totaling 1,632 apartment homes had a physical occupancy rate of 88.8%.

     We are constructing Addison Place Shoppes, a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community in Alpharetta, Georgia. We expect to complete construction in the third quarter of 2003. In June 2001, we purchased land and a partially constructed office building on Northridge Parkway in North Fulton County, Georgia. When construction of the office building is completed, which we expect to occur in the third quarter of 2003, we will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Inc., Roberts Properties Construction, Inc. and unaffiliated tenants. We are in the planning and design phase of the Northridge community.

     In Atlanta, our primary market, negative job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy, we offer residents incentives in the form of concessions and lower rents, which result in decreased revenues and income from operations. We expect rent concessions and lower rents to continue for the foreseeable future, and we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

     Our board of directors suspended payment of our quarterly dividends for the fourth quarter of 2001 and for all four quarters of 2002. Based on current conditions, the board voted to suspend payment of quarterly dividends for 2003. In addition to experiencing lower occupancy and operating revenues at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $12.5 million of our equity that is currently not producing any cash flow. The decreased revenues, together with our growth program, have resulted in decreased cash flow for our company. We believe that our reduced cash flow from operations will abate, in part, as we finish the lease-up at Veranda Chase and complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, however, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower occupancy and lower rents.

     Roberts Realty is a Georgia corporation formed in July 1994. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the “double taxation” of income — i.e., at both the corporate and shareholder levels — that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 90% of our taxable income. Our common stock is traded on the American Stock Exchange under the symbol “RPI.”

     We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board and Chief Executive Officer, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed all of our existing communities, except (a) the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor, and (b) the 200-unit St. Andrews at the Polo Club, which we acquired on November 6, 2001 while still in the lease-up phase. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction is the general contractor of our Charlotte community and will oversee the completion of construction. Roberts Construction began construction on both the Addison Place Shoppes and the corporate office building before we purchased them, and we have retained Roberts Construction to finish construction on these projects. We have retained Roberts Properties to develop our Northridge community.

     Our executive offices are located at 8010 Roswell Road, Suite 120, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We do not maintain a corporate website. As of March 19, 2003, we have 49 full-time employees.

The Operating Partnership

     We conduct our business and own all of our real estate assets through the operating partnership. We control the operating partnership as its sole general partner. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report we refer to units of limited partnership interest in the operating partnership as “units.” The holders of units include the former limited partners in the limited partnerships that were merged into the operating partnership; Mr. Roberts; and the former owner of a retail center we acquired and later sold.

     Holders of units in the operating partnership, sometimes referred to in this report as unitholders, generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either an equal number of shares or cash for those units at their fair market value, based upon the then current trading price of the shares. We have adopted a policy of issuing shares in exchange for units. We also have the right, at our election, to issue shares in exchange for all outstanding units. Our articles of incorporation limit ownership by any one holder to 6% of the outstanding shares of our common stock, other than by Mr. Roberts, who is limited to 25%. As a result, unitholders cannot redeem their units if doing so would violate those ownership limits. Shares issued for units are registered with the SEC and are freely transferable, other than by affiliates.

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

     Property Management Strategy. We believe that managing our communities intensively is a fundamental element of our growth strategy. As of March 19, 2003, we employ 41 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of the communities. Our property management strategy will continue to be:

•	to increase average occupancy and rental rates as market conditions permit;

•	to minimize resident turnover and delinquent rental payments through strict review of each applicant’s creditworthiness; and

•	to control operating expenses and increase net operating income at each of our communities.

     Development Strategy. We intend to continue to develop high quality apartment communities for long-term ownership. During the past 18 years, the Roberts Companies have developed, constructed, and/or managed over 4,400 residential units. We believe that the number and quality of the apartment units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies’ experience with the development, construction and financing process will minimize the barriers to new development often faced by less experienced developers and national developers attempting to enter the Atlanta market. These barriers include governmental growth control, a difficult rezoning and permitting process, and the limited availability of well-located sites. We believe that these restraints on construction, assuming substantial improvement in the Atlanta economy, offer a continuing opportunity for us to achieve favorable long-term returns on the development of well-located, high quality apartment home communities.

     We have retained Roberts Properties to develop our Northridge community. We also expect that Roberts Properties will continue to develop other communities for us in the future. Although the experience of the Roberts Companies will be most helpful to us in the Atlanta area, we believe that their experience will enable us to develop multifamily apartment communities in other areas in the Southeast, including Charlotte and Palm Beach.

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

Mr. Roberts. We may also enter into similar arrangements with others who are independent of Mr. Roberts.

     In analyzing the potential development of a particular community, we will evaluate geographic, demographic, economic, and financial data, including:

•	households, population and employment growth;

•	prevailing rental and occupancy rates in the immediate market area and the perceived potential for growth in those rates;

•	costs that affect profitability of the investment, including construction, financing, operating and maintenance costs;

•	income levels in the area;

•	existing employment bases;

•	traffic volume, transportation access, proximity to commercial centers and regional malls; and

•	proximity to and quality of the area’s schools.

We will also consider physical elements regarding a particular site, including the probability of zoning approval (if required), availability of utilities and infrastructure, and other physical characteristics of the site.

     For information regarding the development and construction of our Charlotte and Northridge communities, retail center and office building, see Item 2, Properties.

Environmental and Other Regulatory Matters

     Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on the property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to promptly remediate the substances, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our apartment communities and other real estate assets, we may be potentially liable for:

(a)	remediation and removal costs; and

(b)	damages to persons or property arising from the existence or maintenance of hazardous or toxic substances.

     The preliminary environmental assessments of our apartment communities and other real estate assets have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions — including changes in applicable environmental laws and regulations — may cause us to have environmental liability.

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

Insurance

     We carry comprehensive property, general liability, fire, extended coverage and rental loss insurance on all of our existing communities, with policy specifications, insured limits and deductibles customarily carried for similar properties. We carry similar insurance with respect to our properties under development or properties under construction, but with appropriate exceptions given the nature of these properties.

     The Terrorism Risk Insurance Act of 2002 was signed into law on November 26, 2002. The law provides that losses resulting from certified acts of terrorism will be partially reimbursed by the United States after a statutory deductible amount is paid by the insurance company providing coverage. The law also requires that the insurance company offer coverage for terrorist acts for an additional premium. We accepted the offer to include this coverage in our property and casualty policies.

     We believe that our properties are adequately covered by insurance. There are, however, some types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind would adversely affect us.

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

     We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. We intend to develop multifamily apartment communities primarily in the Atlanta metropolitan area, Florida, and other parts of the Southeast. Future development or investment activities will not be limited by our governing documents to any geographic area, product type or specified percentage of our assets.

     Possible Acquisition of Communities Developed by Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under “Conflict of Interest Policies,” we may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include:

•	hiring Mr. Roberts or Roberts Properties to develop and construct real estate under a fee arrangement;

•	acquiring undeveloped property from Mr. Roberts or his affiliates for future development; or

•	acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up.

No particular arrangements have been determined, other than the communities now under construction and development as described elsewhere in this report.

     Securities of or Interest in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We and the operating partnership also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by us and the operating partnership for the purpose of exercising control over those entities. We or the operating partnership may acquire all or substantially all of the securities or assets of other REITs or similar entities where those investments would be consistent with our investment policies. We do not currently intend to invest in the securities of other issuers. In making any of the investments described in this paragraph we intend to comply with the percentage of ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code. Also, we will not make any investments if the proposed investment would cause us or the operating partnership to be an “investment company” under the Investment Company Act of 1940.

     No Investments in Mortgages. We do not own any mortgages and do not currently intend to invest in mortgages or to engage in originating, servicing or warehousing mortgages.

Financing Policies

     Our organizational documents do not limit the amount of indebtedness we may incur. We have an informal policy that we will not incur indebtedness in excess of 75% of what the board of directors believes is the fair market value of our assets at any given time. We may, however, from time to time re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of the operating partnership’s real estate assets, growth and acquisition opportunities and other factors. Modification of this policy may adversely affect the interests of our shareholders.

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

     We have not established any limit on the number or amount of mortgages on any single property or on the operating partnership’s portfolio as a whole.

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

     Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the board of directors. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director’s judgment may not be enjoined, set aside or give rise to damages on the grounds of that interest if either:

•	the transaction is approved, after disclosure of the interest, by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by disinterested shareholders; or

•	the transaction is established to have been fair to us.

The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue.

Other Policies

     We and the operating partnership have authority to offer our securities and to repurchase and otherwise reacquire our securities, and we may engage in those activities in the future. We have adopted a policy that we will issue shares to unitholders who exercise their rights of redemption. In the future, we may make loans to joint ventures in which we participate to meet working capital needs. We have not engaged in trading, underwriting, agency distribution or sale of securities of other issuers, and we do not intend to do so. We intend to make investments in a manner so that we will not be treated as an “investment company” under the Investment Company Act of 1940.

     In September 1998 our board authorized a stock repurchase plan. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock Repurchase Plan, for an explanation of this plan and our repurchases of our shares since 1998.

     At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, the board of directors decides that it is no longer in our best interests to qualify as a REIT.

     For a description of the competition in our markets, see Item 2, Properties — Competition.

ITEM 2. PROPERTIES.

General

     As of March 19, 2003, we own:

•	seven existing multifamily apartment communities that are stabilized containing a total of 1,632 apartment homes;

•	one community containing 250 apartment homes that is completing its lease-up phase;

•	one community under construction that will contain 319 apartment homes;

•	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land);

•	a 42,090 square foot retail center currently under construction; and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate headquarters.

     We sold our 9.5-acre East Fox Court land on November 21, 2002. We sold our 152-unit Rosewood Plantation community on January 4, 2001, and our 334-unit Crestmark community on July 11, 2001. We acquired the 200-unit St. Andrews at the Polo Club on November 6, 2001.

     We believe that in the long-term the demand for multifamily housing in Atlanta will increase due to Atlanta’s growing population, although recent job losses in Atlanta have resulted in a weaker apartment market. According to the Atlanta Regional Commission, which we refer to as the ARC, both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Fulton, DeKalb, Gwinnett, Cobb, Clayton, Rockdale, Henry, Douglas, Cherokee and Fayette counties. Its information also includes Coweta, Forsyth and Paulding counties.

     The following information is based on statistical estimates published by the ARC. The estimated population of the Atlanta Region increased by 46.8% from 2,653,600 persons in 1990 to 3,895,200 persons in 2002, making it one of the largest metropolitan areas in the country and the largest in the Southeast. The population of the Atlanta Region is projected to grow 8.4% from 3,895,200 persons in 2002 to 4,223,300 persons in 2010.

     Housing units in the Atlanta Region increased an estimated 30.5%, from 1,052,430 units in 1990 to 1,373,058 units in 2000. Multifamily homes in the Atlanta Region increased 21.7% from 342,441 units in 1990 to 416,682 units in 2000. The Atlanta Region added 14,823 multifamily units in 2002 and 16,237 units in 2001.

The following table summarizes basic information about our communities.

						December 2002
		Year				Average Rental Rates		Average Physical
		Completed	Number	Approximate	Average			Occupancy for the
		or to be	of	Rentable Area	Unit Size		Per Square	12 Months Ended
Community	Location	Completed	Units	(Square Feet)	(Square Feet)	Per Unit	Foot	Dec. 31, 2002

Existing Communities:

Plantation Trace(1)	Atlanta	1990/1998	232	310,956	1,340	$968	$0.72	80.6%

River Oaks	Atlanta	1992	216	276,208	1,279	929	0.73	95.8%

Preston Oaks(2)	Atlanta	1995/1998	213	257,180	1,207	1,025	0.85	97.0%

Highland Park	Atlanta	1995	188	231,634	1,232	974	0.79	95.9%

Bradford Creek	Atlanta	1998	180	243,941	1,355	952	0.70	94.3%

Addison Place(3)	Atlanta	1999/2001	403	603,506	1,498	1,103	0.74	69.9%

St. Andrews at the Polo Club(4)	Palm Beach County, FL	2001	200	309,073	1,545	1,327	0.86	87.2%

Veranda Chase(5)	Atlanta	2002	250	329,572	1,318	860	0.65	N/A

	Subtotal/Average		1,882	2,562,070	1,361

Communities and Other Properties Under Construction:

Charlotte	Charlotte	2003	319	411,110	1,289	N/A	N/A	N/A

Addison Shoppes	Atlanta	2003	N/A	42,090	N/A	N/A	N/A	N/A

Northridge Office Building	Atlanta	2003	N/A	39,907	N/A	N/A	N/A	N/A

(1)	Plantation Trace was completed in two phases. The 182-unit first phase was completed in 1990 and the 50-unit second phase was completed in 1998.

(2)	Preston Oaks was completed in two phases. The 189-unit first phase was completed in 1995 and the 24-unit second phase was completed in 1998.

(3)	Addison Place was completed in two phases. The 118-unit first phase of Addison Place was completed in October 1999, and the 285-unit second phase was completed in September 2001.

(4)	St. Andrews at the Polo Club was purchased on November 6, 2001. The 200-unit community was purchased during its initial lease-up phase.

(5)	Veranda Chase was completed in November 2002 and is in its lease-up phase. For this reason, its 12-month historical occupancy is not comparable.

     Annual operating data regarding our stabilized communities at December 31, 2002 are summarized in the following table. The second phases of Preston Oaks, Plantation Trace and Addison Place are described separately for this purpose. Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy of the applicable community calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized because the applicable community was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period. Throughout this table, “N/A” means “not applicable,” i.e., no unit in the community was available to be occupied during the relevant year.

							Average Effective Annual Rental Rates

							1998		1999		2000		2001		2002
	Month	Physical Occupancy Rate
	Completed Initial						Per	Per	Per	Per	Per	Per	Per	Per	Per	Per
Community	Lease up	1998	1999	2000	2001	2002	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.

Plantation	9/90	94%	90%	93.7%	90.0%	80.6%	$867	$0.69	$956	$0.71	$994	$0.74	$1,030	$0.77	$978	$0.73
Trace

Plantation	11/98	92%*	N/A	N/A	N/A	N/A	$1,171*	$0.72*	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Trace Phase II(1)

River Oaks	2/93	98%	93%	97.3%	94.0%	95.8%	$910	$0.71	$930	$0.73	$953	$0.75	$983	$0.77	$925	$0.72

Preston Oaks	8/95	98%	98%	98.2%	97.1%	97.0%	$981	$0.79	$994	$0.82	$1,038	$0.86	$1,079	$0.89	$1,033	$0.86

Preston Oaks	7/98	100%*	N/A	N/A	N/A	N/A	$799*	$0.83*	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Phase II(1)

Highland Park	3/96	97%	97%	97.7%	94.0%	95.9%	$920	$0.75	$950	$0.77	$986	$0.80	$1,023	$0.83	$965	$0.78

Bradford	8/98	94%*	93%	93.6%	94.1%	94.3%	$926*	$0.68*	$949	$0.70	$987	$0.73	$1,024	$0.76	$956	$0.71

Creek

Addison Place	5/00	N/A	N/A	97.4%*	90.3%	69.9%	N/A	N/A	N/A	N/A	$1,288*	$0.76*	$1,335	$0.79	$1,127	$0.75
Phase

Addison Place	9/02	N/A	N/A	N/A	63.6%*	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1,148*	$0.81*	N/A	N/A
Phase II(1)

St. Andrews	11/02	N/A	N/A	N/A	N/A	87.2%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1,346	$0.87

(1)	Plantation Trace Phase II completed its lease-up phase in November 1998 and Preston Oaks Phase II completed its lease-up in August 1998. Beginning with 1999, both phases of Plantation Trace and Preston Oaks are combined. Addison Place Phase II completed its lease-up in September 2002; beginning with 2002, both phases are combined.

     As described below, our Atlanta communities are located in Gwinnett and Fulton counties and four submarkets, or geographic areas, within these counties. We also have one community in Charlotte and one in Palm Beach County, Florida. The Charlotte community now under construction and St. Andrews at the Polo Club are described after the Georgia properties. Each heading identifies the community or communities within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC. Multiple communities are located in each of the Duluth and Perimeter Center/North Springs submarkets; thus those communities compete not only with unaffiliated apartment communities but also with each other.

Gwinnett County

     Gwinnett County was one of the fastest growing counties in the U.S. in the 1980’s, and from 1985 until 1990 it ranked first in the nation in growth among counties with a population of more than 100,000. From 1990 to 2002, Gwinnett’s population has increased 79.2% to 638,800 persons. Gwinnett’s strong employment base, transportation networks, excellent public education system and affordable home prices contribute to the county’s growth. Gwinnett is home to approximately 235 international firms, over 860 manufacturing and 1,300 high technology firms that generate many of its 364,196 jobs. The average household income of the county is approximately $91,000. Gwinnett County is home to our communities located in the City of Duluth and unincorporated Gwinnett.

     Duluth Area — Plantation Trace, River Oaks and Bradford Creek Communities

     Duluth. The City of Duluth is located in western Gwinnett County and is home to our Plantation Trace, River Oaks and Bradford Creek communities. Duluth has exceeded even Gwinnett County as a whole in percentage of population growth; its population has increased more than 200% since 1990. Duluth is located just west of I-85 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

     Plantation Trace. Plantation Trace is a 232-unit garden apartment community that was completed in two phases: a 182-unit first phase in 1990 and a 50-unit second phase in 1998, sometimes referred to below as Phase II. Plantation Trace consists of 31 two and three story Nantucket-style stone and wood sided buildings located on a 29.2-acre site on Pleasant Hill Road approximately one-half mile west of its intersection with Peachtree Industrial Boulevard. In 1990, the 182-unit first phase received the Aurora Award from the Southeast Builders’ Conference for “Best Rental Apartment Community in the Southeast.”

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

     Plantation Trace has a variety of floor plans, including 28 one-bedroom units ranging from 901 to 929 square feet, 48 two-bedroom standard and 66 two-bedroom roommate units ranging from 1,228 to 1,298 square feet and 40 three-bedroom units ranging from 1,471 to 1,494 square feet. Phase II contains 7 one-bedroom units of approximately 966 square feet each, 6 two-bedroom units of approximately 1,433 square feet each, 18 two-bedroom townhouses of approximately 1,490 square feet each, 12 three-bedroom townhouses of approximately 1,948 square feet each, 7 four-bedroom townhouses of approximately 2,314 square feet each and 33 garages of 200 square feet each. The weighted average unit size is 1,340 square feet. As of December 31, 2002, rental rates ranged from $699 to $1,736 per month, with a weighted average monthly rent of $968 per unit and $0.72 per square foot. Local real estate taxes were $224,000 in 2002. The physical occupancy rate for the entire Plantation Trace community as of December 31, 2002 was 80.4%.

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

     River Oaks has a variety of floor plans, including 40 one-bedroom units at approximately 907 square feet, 32 two-bedroom roommate units, 24 two-bedroom deluxe units, 48 two-bedroom standard units ranging from 1,276 to 1,309 square feet and 72 three-bedroom units with approximately 1,457 square feet. The weighted average unit size is 1,279 square feet. As of December 31, 2002, the community was 94.2% occupied, and rental rates ranged from $729 to $973 per month, with a weighted average monthly rent of $929 per unit and $0.73 per square foot. Local real estate taxes were $201,000 in 2002.

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

     Bradford Creek contains 28 one-bedroom units of approximately 990 square feet each, 46 two-bedroom standard units of approximately 1,302 square feet each, 47 two-bedroom roommate units of approximately 1,344 square feet each and 59 three-bedroom units of approximately 1,579 square feet each. The weighted average unit size is 1,355 square feet. As of December 31, 2002, the community was 91.7% occupied, and rental rates ranged from $750 to $1,070 per month, resulting in a weighted average monthly rent of $952 per unit and $0.70 per square foot. Local real estate taxes were $176,000 in 2002.

     Unincorporated Gwinnett — Veranda Chase (formerly Old Norcross)p

     Veranda Chase. The Veranda Chase community, completed in 2002, is located on a 35.3 acre site at the intersection of Old Norcross Road and Herrington Road in unincorporated Gwinnett County near the western Lawrenceville area. It is near I-85, GA-316 and Gwinnett Place Mall, a 1,100,000 square foot regional mall. This community consists of 15 two and three story buildings and has 250 garden-style apartments. It includes details such as stacked stone accents, traditional siding and oversized porches in each unit. Amenities include a clubhouse, exercise room with weight equipment, swimming pool, lighted tennis court, children’s playground, extensive nature trails along beautiful streams and private wooded views.

     Veranda Chase has 73 one-bedroom units of approximately 970 square feet each, 45 two-bedroom standard units of approximately 1,334 square feet each, 66 two-bedroom roommate units of approximately 1,378 square feet each, and 66 three-bedroom units of approximately 1,633 square feet each. The weighted average unit size is 1,318 square feet. As of December 31, 2002, the community was in its initial lease-up period and was 50.1% occupied. Rental rates range from $699 to $1,040 per month, resulting in a weighted average monthly rent of $860 per unit and $0.65 per square foot. Local real estate taxes were $146,000 in 2002.

Fulton County

     Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units and land area.

     Perimeter Center/North Springs Area — Preston Oaks. Highland Park and Northridge Communities

     Perimeter Center/North Springs. The Perimeter Center/North Springs area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 and I-285 provide direct access within minutes to major regional malls such as North Point Mall and Perimeter Center Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta’s Central Business District are readily accessible via the Georgia 400 extension, which connects to I-85 South near downtown Atlanta.

     Within this corridor is a large base of residential, commercial and office developments. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph’s Hospital and Children’s Healthcare of Atlanta. Perimeter Center encompasses office developments that exceed 18,500,000 square feet of space, with such upscale facilities as Ravinia, Northpark Town Center, Concourse and Perimeter Center Office Park. Several prominent companies such as InterContinental Hotels Group, UPS and Hewlett-Packard have located their worldwide or regional headquarters within the Perimeter Center area.

     This area, which includes portions of Fulton and DeKalb Counties, has an average household income of approximately $111,532, which is considerably higher than the metropolitan Atlanta average of $58,568. The median value of a single-family home in this area exceeds $200,000.

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

     The community is located on an 11.5-acre site and features extensive landscaping. The amenities are similar to those of our other existing communities, with custom swimming pool, lighted tennis court, fitness center with individual workout stations and a large clubhouse. Interior features include garden tubs, oversized walk-in closets, pickled pine cabinetry in the kitchen and bath, crown molding, mirrored walls and chair railing in the dining rooms. Phase one consists of 36 one-bedroom units, 92 two-bedroom units and 61 three-bedroom units. Phase two consists of 24 one-bedroom apartment units with 902 square feet each. The weighted average unit size is 1,207 square feet.

     Preston Oaks is conveniently located less than one mile from Perimeter Mall, a 1,200,000 square foot regional mall, and in close proximity to the area’s numerous office developments. Several stand-alone restaurants and major retail centers either exist or are being developed near the community.

     As of December 31, 2002, Preston Oaks was 98.1% occupied, and its rental rates ranged from $784 to $1,119 per month, resulting in a weighted average monthly rent of $1,025 per unit and $0.85 per square foot. Local real estate taxes were $226,000 in 2002.

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

     Highland Park has 42 one-bedroom units with 902 square feet, 32 two-bedroom standard units with 1,225 square feet, 62 two-bedroom roommate units with 1,285 square feet and 52 three-bedroom units with 1,440 square feet. The weighted average unit size is 1,232 square feet.

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

     As of December 31, 2002, Highland Park was 95.7% occupied, and its monthly rental rates ranged from $739 to $1,050 per month, resulting in a weighted average monthly rent of $974 per unit and $0.79 per square foot. Local real estate taxes were $186,000 in 2002.

     Northridge. The Northridge community will be located on a 10.9 acre site located adjacent to the Highland Park community. We intend to construct a 220-unit upscale apartment community consisting of one- and two-bedroom apartments with covered parking for residents. We expect to start construction by the end of 2003, and we estimate the total cost to be approximately $24 million.

     Alpharetta Area — Addison Place

     Alpharetta. The Alpharetta area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 provides direct access within minutes to major regional malls such as North Point Mall and Perimeter Center Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta’s Central Business District are readily accessible via the Georgia 400 extension, which connects to I-85 South near downtown Atlanta.

     Within this corridor is a large base of residential, commercial and office developments. North Point Mall’s success accelerated the already high rate of residential development, which caters to the upscale consumer. North Fulton’s prestigious neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters. Between 1990 and 2002, North Fulton added approximately 143,000 residents and 54,272 housing units. The average household income of North Fulton County in 2002 was $111,000. The Windward project, which straddles Georgia 400, is the region’s largest mixed-use development. Based on our market research, we believe North Fulton County has been adversely affected by the recent economic downturn. Our indicators include, among others, unemployment rates, apartment vacancies, business failures and mortgage foreclosures.

     Addison Place Phases I and II. Addison Place is a 403-unit community located on Abbotts Bridge Road near the intersection of Abbotts Bridge and Jones Bridge roads. The first phase contains 118 townhouses consisting of 60 two-bedroom townhouses of approximately 1,497 square feet each and 58 three-bedroom townhouses of approximately 1,903 square feet each. The second phase of Addison Place contains 285 garden-style apartment homes. It includes 11 different floor plans, including 60 one-bedroom units ranging from 765 to 1,034 square feet, 147 two-bedroom units ranging from 1,150 to 1,550 square feet, 58 three-bedroom units at approximately 1,706 square feet and 20 four-bedroom units at approximately 2,074 square feet, along with 40 direct-entry garages. The weighted average unit size is 1,498 square feet. The buildings are of a traditional design with stacked stone accents, brick and vinyl siding. The community features two swimming pools, a modern fitness and exercise facility, a business center, men’s and women’s saunas and a playground.

     As of December 31, 2002, Addison Place was 75.6% occupied, and its monthly rental rates ranged from $695 to $1,619 per month, with a weighted average monthly rent of $1,103 per unit and $0.74 per square foot. Local real estate taxes were $351,000 in 2002.

Charlotte, North Carolina

     The following information is based on statistics and estimates published by the Charlotte Chamber of Commerce. Between 1990 and 2002, Mecklenburg County’s population grew from 511,363 to 746,427 persons. It is projected to grow to 1,015,141 persons by 2011. Employment has grown 363,640 in 2002. Nine of the nation’s top 200 banks operate in Charlotte, including Bank of America, N.A. and Wachovia Corporation (formerly First Union Corporation). Other major employers include Carolinas Healthcare System, Charlotte-Mecklenburg School System, Duke Energy Corporation and USAirways. Additionally, 286 of the nation’s largest industrial and service corporations listed by FORTUNE magazine have facilities in the area.

     Our Charlotte community is located on a 23.8-acre site at the intersection of Lancaster Highway (old NC-521) and John J. Delaney Drive in the Ballantyne area, the largest mixed-use development in Mecklenburg County. This community will have 319 garden-style apartments, consisting of 110 one-bedroom units ranging from 766 square feet to 1,030 square feet, 143 two-bedroom units ranging from 1,144 square feet to 1,550 square feet, 48 three-bedroom units at 1,783 square feet and 18 four-bedroom units at 2,081 square feet, along with 36 direct-entry garages. The weighted average unit size is 1,289 square feet. We estimate the cost of construction on this development to be approximately $30,800,000, of which $24,000,000 is being funded with a construction loan that we obtained in February 2002. The community is located near I-485 and I-77, which offers convenient access to downtown Charlotte and I-85.

Palm Beach County, Florida — St. Andrews at the Polo Club

     According to the Palm Beach Development Board, Palm Beach County is the third most populated county in Florida behind Dade and Broward counties to the south. The population of Palm Beach County grew from 870,000 persons in 1990 to 1,165,000 persons in 2001, a 34% increase, and is projected to grow to 1,500,000 persons by 2005. It is considered the most affluent county in Florida. West Palm Beach and Boca Raton are the two largest cities in the county, with the downtown West Palm Beach area undergoing a multi-billion dollar renaissance, which includes the recently completed mixed-use project City Place.

     St. Andrews at the Polo Club. St. Andrews at the Polo Club community is located on a 13.7-acre site adjacent to the Palm Beach Polo and Country Club in Wellington, Palm Beach County, Florida. The property is conveniently located 1.5 miles from The Mall at Wellington Green, a new 1.3 million square foot regional mall that opened in October 2001. The 200-unit community includes 160 garden apartments and 40 townhouse units, and each of the 200 units has its own garage. The interiors of each apartment include luxurious features such as nine- and ten-foot-high ceilings, wood-burning fireplaces, crown molding, glass-enclosed showers and a top-of-the-line General Electric appliance package. Amenities for the residents include a swimming pool, spa and gazebo bar area, business center, indoor racquetball court, lighted tennis court and clubhouse with a fitness center.

     The unit mix includes 80 two-bedroom garden apartments ranging from 1,223 square feet to 1,404 square feet, 80 three-bedroom garden apartments ranging from 1,492 square feet to 1,627 square feet, and 40 townhouses of approximately 1,427 square feet each. The weighted average unit size is 1,545 square feet. As of December 31, 2002, the property was 90.7% occupied. Rental rates ranged from $975 to $1,492 per month, resulting in a weighted average monthly rent of $1,327 per unit and $0.86 per square foot. Local real estate taxes were $560,000 in 2002.

     The table on the following page summarizes the amenities of each of the existing communities and of our Charlotte community, which is now under construction.

Summary of Amenities of the Communities

	Patio,	Washer					Club-house				Sand
	Porch	& Dryer	Garden	Fire-	Vaulted	Swimming	Fitness	Whirl-	Car	Tennis	Volley-	Play-	Laundry
Community	Balcony	Hook-ups	Tubs	Places*	Ceilings*	Pool	Center	pool	Wash	Court(s)	ball	ground	Room	Other

Existing Communities:

Plantation Trace	Yes	Yes	Yes(1)	Yes(2)	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Riverfront. Lake, Nature Preserve

River Oaks	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Riverfront, Nature Preserve

Preston Oaks	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	No	Yes

Highland Park	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	No	Yes

Bradford Creek	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	No	Yes	Nature Preserve

Addison Place	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes(1)	Yes	Lake, Nature Trail

St. Andrews at The Polo Club	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Yes	No	Yes	No	No	Yes	Located next to golf course

Veranda Chase	Yes	Yes	Yes	No	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	Nature Trail

Community Under Construction:

Charlotte	Yes	Yes	Yes	Yes	No	Yes	Yes	No	Yes	Yes	No	No	Yes	Walking Trail, Two Lakes

* In select units
(1) Phase II only
(2) Phase I only

Competition

     All of the communities are located in developed areas, and numerous other apartment projects are located within the market area of each community. The number of competitive apartment communities in the area could have a material adverse effect on our ability to lease our apartments at the rental rates anticipated, and we can give no assurances regarding the development of additional competing multifamily communities in the future. The remainder of this section summarizes the competition for each of the communities. The following information reflects our study of apartment communities in each submarket that we believe to be closely competitive with our community or communities within that submarket. This section includes summary information we obtained from various sources — including developers and real estate brokers, as well as on-site visits — regarding those apartment communities. Although we have attempted to verify the information and believe that it is substantially accurate on the whole, information regarding a particular community may be incorrect due to the sources relied upon or erroneous information supplied by competitors.

     Plantation Trace, River Oaks and Bradford Creek. The Duluth submarket, which we consider to include the area within a two mile radius from these communities, currently consists of approximately 19 multifamily communities, including River Oaks, Plantation Trace and Bradford Creek. Although the Bridgewater apartment community — which was previously developed and sold by an affiliate of Mr. Roberts — is located more than two miles from Plantation Trace, it is also included in the Duluth market area because it offers units with attached garages and its architecture and amenities are similar to Plantation Trace. Of the approximately 19 existing communities in the area, seven were completed in the last five years, including Bradford Creek and the second phase of Plantation Trace. Due to the quality of construction, age of the communities, type of amenities, resident profiles and rental rates, we believe that only 11 of the other 16 communities are in direct competition with Plantation Trace, River Oaks and Bradford Creek.

     Preston Oaks. We believe that the north central Perimeter multifamily submarket includes the area within a two-mile radius around this community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south, and it currently consists of approximately 26 multifamily communities, including Preston Oaks. Of the 25 other existing communities in the market area, only six were built before 1983. The remaining 19 communities range from approximately one to 11 years of age. We believe that Preston Oaks competes with all 25 of these communities.

     Highland Park and Northridge. We believe the North Springs multifamily submarket includes the area within an approximately two-mile radius around this community. It is generally bounded by the Chattahoochee River to the north and west, Georgia 400 to the east and Dalrymple Road to the south, and currently consists of 34 communities, including Highland Park. Of the approximately 34 existing communities in the market area, only five have been built since 1989. The remaining communities range in age from 15 years to over 20 years. We believe Highland Park draws residents from all of the other 33 communities located in the market area, but only 11 of the 33 communities compete closely with Highland Park.

     Addison Place. We believe the Alpharetta multifamily submarket includes the area within an approximately two-mile radius around the Abbotts Bridge community. It is generally bounded by the Chattahoochee River to the east, Old Alabama to the south, Georgia 400 to the west and Windward Parkway to the north, and it currently consists of approximately 17 communities, including Addison Place. We believe that Addison Place draws residents from all of the approximately 16 other communities located in the market area, which compete closely with Addison Place.

     Veranda Chase. We believe the Veranda Chase multifamily submarket includes the area within an approximately two-mile radius around the Veranda Chase community. It is generally bounded by Herrington Road to the east, Club Drive to the south, Steve Reynolds Boulevard to the west and Sugarloaf Parkway to the north and east, and it currently consists of approximately 24 communities, including Veranda Chase. We believe that Veranda Chase draws residents from all of the approximately 23 other communities located in the market area, but due to their amenities, quality of construction and resident profile, only seven of the 23 other communities compete closely with Veranda Chase.

     Charlotte. We consider the Charlotte multifamily submarket to include the area within an approximately two-mile radius around the community. It is generally bounded by the Providence Road to the east, Providence Road West to the south, Lancaster Highway (old NC-521) to the west and I-485 to the north, and it currently consists of approximately nine communities, including our community. We believe that once construction of our Charlotte community is complete, it will draw residents from all of the approximately eight other existing communities located in the market area.

     St. Andrews at the Polo Club. We consider the West Palm Beach County submarket to include the area within an approximate three mile radius around the community. It is generally bordered by the Florida Turnpike to the east, Lake Worth Road to the south, and Okechobee Road to the north. The submarket consists of six existing apartment communities (including ours), and one new community currently under construction. Of our six competitors, four were built during the last five years. St. Andrews competes with five of the six communities in its market area.

Summary of Debt Secured by Our Properties

     See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Summary Schedule, for an explanation of our current debt structure, including for each loan: the principal balance at March 19, 2003 and at its scheduled maturity, interest rate, maturity date, amortization schedule and monthly principal and interest payment.

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

     See Item 13, Certain Relationships and Related Transactions — Payments to the Roberts Companies, for more information about the payment of fees to the Roberts Companies in connection with the development and construction of the Charlotte and Northridge communities.

Other Real Estate Assets

     In addition to the communities, we also own a retail center and a corporate office building, both of which are under construction. Addison Place Shoppes is a 42,090 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in Alpharetta, Georgia and located directly in front of our Addison Place apartment community. We entered into a cost plus 5% contract with Roberts Construction to build the Addison Place Shoppes, which we expect to be completed by the third quarter of 2003.

     On June 28, 2001, we acquired a partially constructed office building located adjacent to our Highland Park community and to our Northridge land on which we are developing a new community. The three story, 39,907 square foot building will serve as our corporate headquarters, and we will lease the remaining space to Roberts Properties, Roberts Construction and unaffiliated tenants. We have entered into a fixed cost contract with Roberts Construction to construct the building for $4,670,000, of which $1,616,000 was incurred at closing. We also intend to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will construct the building and the tenant finish work for cost. We expect construction of the office building will be substantially complete by the third quarter of 2003. We expect to begin leasing activities in the second quarter of 2003.

     See Item 13, Certain Relationships and Related Transactions — Payments to the Roberts Companies, for more information about the payment of fees to the Roberts Companies in connection with the development and construction of these projects.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the American Stock Exchange, or AMEX, under the symbol “RPI.” The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX during 2002 and 2001, as well as the quarterly dividends declared per share:

			Dividends
Quarter Ended	High	Low	Declared

2002
First Quarter	$7.25	$6.60	None
Second Quarter	8.22	7.35	None
Third Quarter	7.35	6.45	None
Fourth Quarter	6.75	5.90	None

2001
First Quarter	$8.06	$7.875	$0.11
Second Quarter	8.29	7.75	0.11
Third Quarter	8.88	7.99	0.11
Fourth Quarter	8.49	6.25	None

     On March 19, 2003, there were approximately 405 holders of record of the common stock.

     As of March 19, 2003, we had 5,128,293 shares outstanding (excluding shares held in treasury). In addition, 2,095,280 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Description of Business — The Operating Partnership. There is no established public trading market for the units. As of March 19, 2003, the operating partnership had 238 unitholders of record.

     We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of the board of directors and will be equal in amount for each unit and share. We and the operating partnership declared no distributions for 2002.

     Our board of directors has suspended payment of our quarterly dividends for the fourth quarter of 2001 and for all four quarters of 2002. Based on current conditions, the board voted to suspend payment of quarterly dividends for 2003. In addition to experiencing lower occupancy and operating revenues at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $12.5 million of our equity that is currently not producing any cash flow. The decreased revenues, together with our growth program, have resulted in decreased cash flow for our company. We believe that our reduced cash flow from operations will abate, in part, as we finish the lease-up at Veranda Chase and complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, however, the Atlanta apartment market will remain soft and we will continue to experience the negative effects of lower occupancy and lower rents.

     To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet those distribution requirements.

     During the fourth quarter of 2002, we issued a total of 5,440 shares of restricted common stock to seven employees as incentive compensation. The restrictions on transfer lapse at specified dates three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

OPERATING DATA: (Dollars in Thousands, Except Per Share Amounts)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

OPERATING DATA:
REVENUES:
Rental operations	$17,935	$17,070	$18,768	$18,163	$16,521
Other operating income	1,076	1,155	1,410	1,221	833

Total revenues	19,011	18,225	20,178	19,384	17,354

EXPENSES:
Property operating and maintenance expense (exclusive of depreciation and amortization)(1)	7,620	6,125	6,759	6,688	6,192
Depreciation of real estate assets	7,001	5,501	5,463	5,529	5,017
Interest expense	6,951	5,086	4,951	5,244	4,555
Interest income	(39)	(263)	(214)	(159)	(384)
Amortization of deferred financing costs	336	219	209	219	139
Other amortization expense	0	0	0	11	52
General and administrative expense	2,155	1,732	2,197	1,964	1,727
Loss on disposal of assets	33	27	83	81	94

Total expenses	24,057	18,427	19,448	19,577	17,392

INCOME (LOSS) BEFORE MINORITY INTEREST, GAINS ON SALE OF REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS	(5,046)	(202)	730	(193)	(38)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,589	66	(246)	70	15
INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS	(3,457)	(136)	484	(123)	(23)
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	941	7,981	2,416	1,023	1,218
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(2,516)	7,845	2,900	900	1,195
EXTRAORDINARY ITEMS, loss on early extinguishments of debt, net of minority interest of unitholders in the operating partnership(2)	0	(405)	(68)	(184)	(487)

Net income (loss)	$(2,516)	$7,440	$2,832	$716	$708

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED:
Income (loss) before extraordinary items	$(0.51)	$1.61	$0.59	$0.19	$0.26
Extraordinary items	0.00	(0.08)	(0.01)	(0.04)	(0.11)

Net income (loss)	$(0.51)	$1.53	$0.58	$0.15	$0.15

Dividends declared(3)	$0.0000	$0.3300	$0.7400	$1.0850	$0.5775

Footnotes are on the following page.

	December 31,

	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Real estate assets, before accumulated depreciation	$164,217	$141,786	$123,680	$128,898	$122,830
Real estate assets, net of accumulated depreciation	135,988	120,323	99,619	107,869	105,916
Total assets	179,007	165,503	131,529	127,078	125,090
Total debt	137,417	120,581	93,690	88,850	79,973
Minority interest of unitholders in the operating partnership	9,361	11,996	10,607	12,013	15,579
Shareholders’ equity	22,479	25,374	21,437	22,310	26,526
OTHER DATA:
Cash flow provided from (used in):
Operating activities	$2,619	$5,986	$6,485	$5,917	$5,295
Investing activities	(16,071)	(49,684)	(11,565)	(7,003)	(18,235)
Financing activities	16,377	44,820	4,902	(1,347)	9,929
Net increase (decrease) in cash and cash equivalents	2,925	1,122	(178)	(2,433)	(3,011)
Cash and cash equivalents, beginning of year	2,617	1,495	1,673	4,106	7,117
Cash and cash equivalents, end of year	5,542	2,617	1,495	1,673	4,106
Funds from operations(4)	$1,988	$5,326	$6,276	$5,417	$5,114
Weighted average common shares outstanding — basic	4,943,280	4,870,117	4,881,601	4,737,008	4,638,265
Weighted average common shares outstanding — diluted	7,220,593	7,226,123	7,367,068	7,448,757	7,547,978
Total stabilized communities (at end of year)	7	5	8	9	9
Total stabilized apartments (at end of year)	1,632	1,029	1,633	1,779	1,778
Average physical occupancy (stabilized communities)(5)	86.2%	93.3%	95.9%	93.7%	96.3%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

(2)	The extraordinary items resulted from costs associated with the early extinguishment of indebtedness. The extraordinary items have been reduced by the portion related to the minority interest of the unitholders.

(3)	We began paying dividends and distributions on our common stock and units beginning on April 15, 1996.

(4)	Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Supplemental Disclosure of Funds From Operations, for a reconciliation of net income to FFO.

(5)	Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

     We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At December 31, 2002, we owned seven completed and stabilized multifamily apartment communities, consisting of 1,632 apartment homes and one other completed community in lease-up consisting of 250 apartment homes. Also, we have a community under construction consisting of 319 apartment homes, which when completed, will increase the size of our portfolio to 2,201 apartment homes.

     In Atlanta, our primary market, negative job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. As of December 31, 2002, our average stabilized occupancy was 87.8%. To maintain our physical occupancy we offer residents incentives in the form of concessions and lower rents, which result in decreased revenues and income from operations. We expect rent concessions and lower rents to continue for the foreseeable future and we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely. In light of these issues, our board of directors suspended payment of our quarterly dividends for the fourth quarter of 2001 and for all four quarters of 2002. Based on current conditions, our board voted to suspend payment of quarterly dividends for 2003.

     We sold our 9.5-acre East Fox Court land in November 2002 for $3,200,000 plus reimbursement of $302,000 of previously paid sewer costs. We were able to take advantage of its appreciation in value and elected to divest it because it did not fit with our long-term development plans. Because there was no debt on the property, the full amount of proceeds was available for our general corporate working capital purposes.

     Part of our business plan and growth strategy involves divesting smaller properties that are less efficient to lease and maintain. Following this strategy, we sold our 146-unit Ivey Brook community in June 2000 and our 152-unit Rosewood Plantation community in January 2001 and redeployed the net cash proceeds into new properties where we expect the yield and long-term growth to be greater.

     In 2001 we used the proceeds from the sale of our Rosewood Plantation community plus loan proceeds to purchase two parcels of undeveloped land (one of which was the East Fox Court land referred to above); a partially constructed retail center; and a partially constructed office building, for a total of approximately $13.4 million as part of a Section 1031 tax-deferred exchange. We are developing and intend to build a 220-unit apartment community on the second parcel of land located in north Atlanta. We expect construction to be complete in the third quarter of 2003 on Addison Place Shoppes, a 42,090 square foot retail center located at the entrance of our Addison Place apartment community. We anticipate finishing construction of our office building in the third quarter of 2003 and intend to use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Roberts Construction and unaffiliated tenants.

     We sold Crestmark in July 2001 and reinvested the proceeds in November 2001 through a Section 1031 tax-deferred exchange into the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Florida. This exchange redeployed our equity from Douglas County, Georgia to Palm Beach County, Florida, a substantially stronger growth market.

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

     For the year ended December 31, 2002, we recorded a net loss of ($2,516,000) or ($0.51) per share compared to net income of $7,440,000 or $1.53 per share for the year ended December 31, 2001 and net income of $2,832,000 or $0.58 per share for the year ended December 31, 2000. The $9,956,000 decrease from net income of $7,440,000 in 2001 to a net loss of ($2,516,000) in 2002 is due primarily to the following:

(a)	gains on the sales of real estate assets, net of minority interest, of $5,188,000 on the sale of Rosewood Plantation in January 2001 and $2,793,000 on the sale of Crestmark in July 2001;

(b)	a $660,000 decrease in same-property operating revenues;

(c)	a $1,958,000 decrease in operating revenues due to the sale of Crestmark in July 2001;

(d)	an increase of depreciation expense due to the completion of Addison Place Phase II in September 2001, the purchase of St. Andrews at the Polo Club in November 2001, and the completion of Veranda Chase in November 2002, offset by the sale of Crestmark in July 2001;

(e)	higher interest expense associated with:

•	Addison Place Phase II, which was completed in the third quarter of 2001;

•	the purchase of St. Andrews at the Polo Club in November 2001;

•	Veranda Chase, which was completed in the fourth quarter of 2002; offset by:

•	the sale of Crestmark in July 2001;

(f)	an increase of $1,495,000 in property operating expenses (excluding depreciation and general and administrative expenses) primarily due to the purchase of St. Andrews at the Polo Club in November 2001, the completion of Addison Place Phase II in September 2001, the completion of Veranda Chase in November 2002, offset by a $676,000 decrease in property operating expenses due to the sale of Crestmark in July 2001;

(g)	a $423,000 increase in general and administrative expenses;

(h)	a $224,000 decrease in interest income due to lower cash balances after funds were invested in real estate assets and to lower interest rates;

(i)	an increase of $117,000 in amortization of loan costs;

offset by:

(j)	increases in operating revenues at St. Andrews at the Polo Club by $2,561,000 and at Addison Place by $449,000;

(k)	a $405,000 increase in operating revenues from Veranda Chase;

(l)	a $1,523,000 increase in the minority interest in the loss before gains on the sale of real estate assets and extraordinary items; and

(m)	a $405,000 extraordinary loss relating to the early extinguishment of debt, net of minority interest in 2001.

     The $4,608,000 increase in net income from $2,832,000 in 2000 to $7,440,000 in 2001 is due primarily to the following:

(a)	increases in the gain on sale of real estate assets net of minority interest of $5,188,000 from the sale of Rosewood Plantation in January 2001 and $2,793,000 from the sale of Crestmark in July 2001, compared to the $2,285,000 gain on the sale of Ivey Brook in June 2000;

(b)	an increase in interest income from $214,000 to $263,000 due to the interest earned on the Rosewood and Crestmark sales proceeds;

(c)	a decrease of $634,000 in property operating expenses (excluding depreciation and general and administrative expenses) mainly due to the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001, offset by increased expenses due to the completion of Addison Place Phase II in September 2001, the stabilization of Addison Place Phase I in July 2000 and the purchase of St. Andrews at the Polo Club in November 2001;

(d)	a $465,000 decrease in general and administrative expenses;

(e)	a $56,000 decrease in the loss on disposal of assets;

(f)	a $393,000 increase in operating revenues due to the purchase of St. Andrews at the Polo Club in November 2001;

(g)	an $84,000 increase in same-property operating revenues; and

(h)	a $1,828,000 increase in operating revenues at Addison Place;

offset by:

(i)	a $43,000 increase in same-property operating expenses from 2000 to 2001;

(j)	a $4,266,000 decrease in operating revenues due to the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001;

(k)	increased depreciation expense due to the completion of Addison Place Phase II in September 2001, the purchase of St. Andrews at the Polo Club in November 2001, offset by the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001 and Crestmark in July 2001; and

(l)	higher interest expense due to:

•	the refinancing of Preston Oaks for a higher loan amount in February 2001;

•	construction loan interest on Addison Place Phase II in 2001;

•	the purchase of St. Andrews at the Polo Club in November 2001;

offset by

•	the sales of Ivey Brook in June 2000, Rosewood Plantation in January 2001, and Crestmark in July 2001; and

•	an increase in construction period interest due to having more properties under construction in 2001 than in 2000.

Our operating performance for all communities is summarized in the following table:

	Year Ended December 31,			Year Ended December 31,

			%			%
(dollars in thousands)	2002	2001	Change	2001	2000	Change

Total operating revenues	$19,011	$18,225	4.3%	$18,225	$20,178	(9.7)%
Property operating expenses(1)	$7,620	$6,125	24.4%	$6,125	$6,759	(9.4)%
General and administrative expenses	$2,155	$1,732	24.4%	$1,732	$2,197	(21.2)%
Net operating income(2)	$11,391	$12,100	(5.9)%	$12,100	$13,419	(9.8)%
Depreciation of real estate assets	$7,001	$5,501	27.3%	$5,501	$5,463	0.7%
Average stabilized occupancy(3)	86.2%	91.3%	(5.1)%	91.3%	95.9%	(4.6)%
Operating expense ratio(4)	40.1%	33.6%	6.5%	33.6%	33.5%	0.1%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following properties only through the dates shown, which are the dates we sold each respective property: (a) Rosewood Plantation only through January 4, 2001; (b) Crestmark only through July 11, 2001; and (c) Ivey Brook only through June 23, 2000.

(4)	Represents the total of property operating expenses divided by property operating revenues, expressed as a percentage.

     Our 2002 same-property operating performance, when compared to 2001, includes a 5.3% decrease in operating revenues, a 10.3% decrease in net operating income, a 0.9% decrease in average occupancy from 93.3% to 92.4%, a 5.4% decrease in average monthly rent and a 4.3% increase in our lease renewal percentage.

     Our 2001 same-property operating performance, when compared to 2000, includes a 0.7% increase in operating revenues, an 0.5% increase in net operating income, a 2.8% decrease in average occupancy from 96.1% to 93.3%, a 3.6% increase in average monthly rent and a 3.3% decline in our lease renewal percentage.

     Same-property results for the five communities that were fully stabilized during the three years ended December 31, 2002, 2001 and 2000 (Bradford Creek, Highland Park, River Oaks, Plantation Trace and Preston Oaks) are summarized in the table below.

	Year Ended December 31,			Year Ended December 31,

			%			%
(dollars in thousands)	2002	2001	Change	2001	2000	Change

Rental income	$11,033	$11,632	(5.1)%	$11,632	$11,533	0.9%
Total operating revenues	11,706	12,366	(5.3)%	12,366	12,282	0.7%
Property operating expenses(1)	4,235	4,033	5.0%	4,033	3,990	1.1%
Net operating income(2)	7,471	8,333	(10.3)%	8,333	8,292	0.5%
Average stabilized occupancy(3)	92.4%	93.3%	(0.9)%	93.3%	96.1%	(2.8)%
Operating expense ratio(4)	36.2%	32.6%	3.6%	32.6%	32.5%	0.1%
Average monthly rent per apartment home	$972	$1,028	(5.4)%	$1,028	$992	3.6%
Lease renewal percentage(5)	57.7%	53.4%	4.3%	53.4%	56.7%	(3.3)%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

(2)	Net operating income is equal to total operating revenues minus property operating expenses.

(3)	Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(4)	Represents the total of property operating expenses divided by property operating revenues expressed as a percentage.

(5)	Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

     The following discussion compares our statements of operations for the years ended December 31, 2002, 2001 and 2000.

     Property operating revenue increased $786,000 or 4.3% from $18,225,000 for the year ended December 31, 2001 to $19,011,000 for the year ended December 31, 2002. The increase is due primarily to the following:

(a)	a $2,561,000 increase in operating revenues due to the purchase of St. Andrews at the Polo Club in November 2001;

(b)	a $449,000 increase in operating revenues at Addison Place due to the completion of Addison Place Phase II in September 2001;

(c)	a $405,000 increase in operating revenues due to the completion of Veranda Chase in November 2002; offset by:

(d)	a $1,958,000 decrease in operating revenues due to the sale of Crestmark in July 2001; and

(e)	a $660,000 decrease in same-property operating revenues.

     Property operating revenue decreased $1,953,000 or 9.7% from $20,178,000 for the year ended December 31, 2000 to $18,225,000 for the year ended December 31, 2001. The decrease is due primarily to the following:

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

     Property operating expenses (excluding depreciation and general and administrative expenses) increased $1,495,000 or 24.4% from $6,125,000 for the year ended December 31, 2001 to $7,620,000 for the year ended December 31, 2002. The increase in property operating expenses is due primarily to the following:

(a)	a $1,205,000 increase due to the purchase of the St. Andrews at the Polo Club community in November 2001;

(b)	a $400,000 increase due to the completion of Addison Place Phase II in September 2001;

(c)	a $366,000 increase due to the completion of Veranda Chase in November 2002;

(d)	a $202,000 increase in same-property expenses;

offset by:

(e)	a $676,000 decrease due to the sale of Crestmark in July 2001.

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

     General and administrative expenses increased $423,000 or 24.4% from $1,732,000 for the year ended December 31, 2001 to $2,155,000 for the year ended December 31, 2002 and include salaries, legal, accounting and tax fees, recruiting, travel and lodging, director fees, marketing and printing fees and other costs. This increase is due primarily to increases in corporate office salaries, recruiting, marketing, and travel expenses. General and administrative expenses as a percentage of operating revenues increased from 9.5% for the year ended December 31, 2001 to 11.3% for the year ended December 31, 2002.

     General and administrative expenses decreased $465,000 or 21.2% from $2,197,000 for the year ended December 31, 2000 to $1,732,000 for the year ended December 31, 2001 and include salaries, legal, accounting and tax fees, marketing and printing fees, salaries, director fees and other costs. The decrease is due primarily to decreases in expenses for incentive-based employee trips, contributions, legal fees, financial reporting fees and bonus expenses. General and administrative expenses as a percentage of operating revenues decreased from 10.9% for the year ended December 31, 2000 to 9.5% for the year ended December 31, 2001.

     Depreciation expense increased $1,500,000 or 27.3% from $5,501,000 for the year ended December 31, 2001 to $7,001,000 for the year ended December 31, 2002. The increase is due primarily to the purchase of St. Andrews at the Polo Club in November 2001, the completion of the second phase of Addison Place in September 2001, the completion of Veranda Chase in November 2002, offset by the sale of Crestmark in July 2001.

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

     Interest expense increased $1,865,000 or 36.7% from $5,086,000 for the year ended December 31, 2001 to $6,951,000 for the year ended December 31, 2002. The increase is due primarily to:

(a)	an increase of $693,000 in interest expense due to the completion of Addison Place Phase II in September 2001;

(b)	an increase of $1,229,000 associated with the loan obtained to finance the purchase of St. Andrews at the Polo Club in November 2001;

(c)	$501,000 associated with the loan to finance Veranda Chase;

offset by:

(d)	a decrease of $539,000 due to the sale of Crestmark in July 2001.

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

     On June 23, 2000, we sold the Ivey Brook community for $14,550,000 in cash resulting in a gain, net of minority interest, of $2,285,000. Net sales proceeds were $7,371,000 after deduction for the loan assumed by the buyer of $6,190,000, closing costs and accrued interest totaling $263,000 and a partnership profits interest of $726,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership. We used the net proceeds to fund a $1,841,000 special distribution to shareholders and unitholders on July 27, 2000 and the balance to fund construction projects. Unamortized loan costs of $68,000 were charged to expense as an extraordinary item, net of the $35,000 allocated to the minority interest of unitholders in the operating partnership. In addition, during the fourth quarter of 2000, we received $198,000 from a settlement relating to the sale of Bentley Place; we recorded this amount as an additional gain (before minority interest of $67,000).

     On January 4, 2001, we sold the 152-unit Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of $2,554,000. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations and $740,000 for a partnership profits interest paid to Roberts Properties. Unamortized loan costs of $291,000 were charged to expense as an extraordinary item, net of minority interest of $143,000. In April 2002, we settled a claim under the warranty provisions of the sale contract and paid the buyer $150,000, which is shown in the 2002 financial statements as a reduction of the gain on sale of real estate assets (before minority interest of $48,000).

     On May 30, 2001, we purchased from Roberts Properties approximately 9.5 acres of undeveloped land located at the corner of Jones Bridge Road and East Fox Court, in Alpharetta, Georgia across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price we paid includes approximately $377,000 in development-related work previously performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium.

     On June 20, 2001, we purchased approximately 6.84 acres of land from REES 59 for $4,470,000, including closing costs, to construct a 42,090 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in Alpharetta, Georgia in front of the Addison Place community. REES 59 had previously purchased the land for $3,514,000 from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. The purchase was funded by the Rosewood Plantation sales proceeds as part of a Section 1031 tax-deferred exchange.

     On June 28, 2001, we purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to our Highland Park community. The purchase price was $5,376,000, including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. We estimate that the total cost of the project will be approximately $24,000,000.

     On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. We intend to complete construction and use a portion of the building as our corporate headquarters and will lease the remaining space in the building to Roberts Properties, Roberts Construction and to unaffiliated tenants.

     On July 11, 2001, we completed the sale of our 334-unit Crestmark community for $25,000,000. The sale resulted in a gain of $2,793,000, net of minority interest of $1,325,000. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations and $928,000 for a partnership profits interest paid to Roberts Properties. Unamortized loan costs of $114,000 were charged to expense as an extraordinary item, net of the minority interest.

     On November 6, 2001, we purchased the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida from an unrelated party for a purchase price of $27,778,000, including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by net proceeds from the sale of Crestmark. To provide the balance of the funds needed to purchase St. Andrews at the Polo Club, we obtained a $21,000,000 permanent loan from State Farm Life Insurance Company. The loan bears a fixed interest rate of 6.95% per annum and has a 10-year term.

     On November 21, 2002, we sold the 9.5 acres of land located at the corner of Jones Bridge Road and East Fox Court, in Alpharetta, Georgia for $3,200,000 plus a reimbursement of previously paid sewer costs of $302,000. The sale resulted in a gain of $1,043,000, net of minority interest of $480,000.

Liquidity and Capital Resources

     Comparison of Years Ended December 31, 2002, 2001 and 2000. Cash and cash equivalents increased $2,925,000 from $2,617,000 as of December 31, 2001 to $5,542,000 as of December 31, 2002. The increase was due to our investing and financing activities offset by a decrease in cash provided by operating activities. Cash and cash equivalents increased $1,122,000 from $1,495,000 as of December 31, 2000 to $2,617,000 as of December 31, 2001. The increase was due to an increase in cash provided by financing activities, offset by an increase in cash used in investing activities and a decrease in cash provided by operating activities.

     A primary source of liquidity for us is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to those apartment homes. Net cash provided by operating activities decreased $3,367,000 from $5,986,000 during 2001 to $2,619,000 during 2002. The decrease is primarily due to decrease in operating income from our same-properties, a decrease from the sale of Crestmark in July 2001, and higher interest expense, offset by the additional cash flow from St. Andrews at the Polo Club.

     Net cash provided by operations decreased $499,000 from $6,485,000 during 2000 to $5,986,000 during 2001. The decrease in cash flow from operations is due primarily to the decrease in cash flow that resulted from the sales of Rosewood Plantation, Crestmark and Ivey Brook communities, offset by the additional cash flow from Addison Place and St. Andrews at the Polo Club.

     To address the decline in our cash flow from operations, our board of directors suspended payment of our quarterly dividends for the fourth quarter of 2001 and for all four quarters of 2002. Based on current conditions, our board of directors voted to suspend payment of quarterly dividends for 2003. In addition to experiencing lower occupancy and operating revenues at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $12.5 million of our equity that is currently not producing any cash flow. The decreased revenue, together with our growth program, has resulted in decreased cash flow for our company. We believe that our reduced cash flow from operations will abate, in part, as we finish the lease-up at Veranda Chase and complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, however, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower occupancies and rents.

     Net cash used in investing activities decreased $33,613,000 from $49,684,000 during 2001 to $16,071,000 during 2002. The decrease is due primarily to the following:

(a)	construction and development costs of $19,542,000 in 2002 related to Veranda Chase, Charlotte, the corporate office building and Addison Place Shoppes compared to acquisition, construction and development costs of $64,364,000 in 2001 related to our Addison Place Phase II, Veranda Chase, Charlotte, East Fox Court and Northridge communities, the Addison Place Shoppes, the corporate office building, and the purchase of St. Andrews at the Polo Club;

offset by:

(b)	proceeds of $3,471,000 from the sale of East Fox Court land in 2002 compared to proceeds of $6,368,000 and $8,312,000 from the sales of Rosewood Plantation and Crestmark, respectively, in 2001.

     Net cash used in investing activities increased $38,119,000 from $11,565,000 during 2000 to $49,684,000 during 2001. This increase is due primarily to the following:

(a)	acquisition, construction and development costs of $64,364,000 in 2001 related to our Addison Place Phase II, Veranda Chase, Charlotte, East Fox Court and Northridge communities; the Addison Place Shoppes; the corporate office building; and the purchase of St. Andrews at the Polo Club, compared to construction and development costs of $19,134,000 in 2000 related to Addison Place, Veranda Chase and Charlotte;

offset by:

(b)	proceeds of $7,569,000 from the sale of Ivey Brook and from a settlement relating to the sale of Bentley Place in 2000 compared to proceeds of $6,368,000 and $8,312,000 from the sales of Rosewood Plantation and Crestmark, respectively, in 2001.

     Net cash provided by financing activities decreased $28,443,000 from $44,820,000 of net cash provided in 2001 to $16,377,000 of net cash provided during 2002. This decrease is due primarily to the following:

(a)	net increase of $3,730,000 from the refinancing of the Preston Oaks mortgage loan, plus $21,000,000 from the mortgage loan to finance the St. Andrews at the Polo Club acquisition in 2001, compared to a net increase of $2,372,000 from the refinancing of Highland Park in 2002;

(b)	net repayments of $2,000,000 on the line of credit in 2002, compared to borrowings on the line of credit of $2,000,000 in 2001;

(c)	a decrease related to no borrowings for land loans in 2002 compared to the $6,700,000 proceeds received from land notes payable in connection with borrowings to finance the construction of Addison Shoppes and the Northridge community, plus $1,300,000 to fund the purchase of the East Fox Court land in 2001;

offset by:

(d)	an increase of $1,135,000 from the $18,687,000 proceeds received from construction loans in 2002 compared to the $17,552,000 received in 2001;

(e)	a decrease in payoffs of land notes payable of $700,000 due to the payoff of the $1,300,000 East Fox Court land loan in 2002 compared to the payoff of the $2,000,000 Veranda Chase loan in 2001;

(f)	a decrease in cash used to repurchase treasury stock due to the repurchase of 69,500 shares for $554,000 in 2001 compared to none in 2002; and

(g)	a decrease in cash used for dividends and distributions paid from $3,190,000 in 2001 compared to none in 2002.

     Net cash provided by financing activities increased $39,918,000 from $4,902,000 of net cash provided in 2000 to $44,820,000 of net cash provided during 2001. This increase is due primarily to the following:

(a)	a net increase of $3,730,000 from the refinancing of the Preston Oaks mortgage loan, plus an additional $21,000,000 from the November 2001 mortgage loan to finance the St. Andrews at the Polo Club acquisition;

(b)	an increase of $6,000,000 from the $6,700,000 proceeds received in 2001 from land notes payable in connection with borrowings to finance the construction of Addison Shoppes and the Northridge community, plus $1,300,000 to fund the purchase of the East Fox Court land compared to the $2,000,000 received in 2000 from the Veranda Chase loan;

(c)	borrowings of $2,000,000 on the line of credit in 2001, compared to net repayments on the line of credit of $1,235,000 in 2000;

(d)	a decrease in payoffs of land notes payable of $1,000,000 due to the payoff of the $2,000,000 Veranda Chase loan in 2001 compared to the payoff of the $3,000,000 Addison Place Phase II loan in 2000;

(e)	a decrease in cash used to repurchase treasury stock of $602,000 due to the repurchase of 69,500 shares for $554,000 in 2001 compared to the repurchase of 152,588 shares for $1,156,000 in 2000;

(f)	an increase of $3,400,000 from the $17,552,000 proceeds received from construction loans in 2001 compared to the $14,152,000 received in 2000;

(g)	a decrease of $2,457,000 in quarterly dividends and distributions paid, from $5,647,000 in 2000 to $3,190,000 in 2001, mainly due to a special distribution of $0.25 per share paid in 2000 from the Ivey Brook proceeds and the suspension of the fourth quarter 2001 dividend;

(h)	the receipt of proceeds held in escrow from mortgage notes payable of $843,000 during 2000 compared to none being received during 2001; and

(i)	a $738,000 increase from loan costs paid during 2000 of $168,000 compared to $906,000 in loan costs paid in 2001.

     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at March 19, 2003 and at its scheduled maturity, interest rate, maturity date, amortization schedule and monthly principal and interest payment.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
March 19, 2003

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate(1)	Date	Maturity	Payment	Balance

Revolving $1 million credit line	Bank of North Georgia	LIBOR plus 200 b.p	3.34%	05/20/03	$0	Interest only	$0
Addison Shoppes land loan	AmSouth Bank	LIBOR plus 185 b.p	3.19	05/30/03	3,700,000	Interest only	3,700,000
Northridge Apartments land loan	SouthTrust Bank	LIBOR plus 175 b.p	3.09	07/10/03	3,000,000	Interest only	3,000,000
Revolving $2 million credit line	Compass Bank	LIBOR plus 175 b.p	3.09	08/01/03	0	Interest only	0
River Oaks (3)	Nationwide Life	Fixed-rate permanent	7.15	11/15/03	8,513,000	$62,475	8,545,000
Office Building (7)	Bank of North Georgia	LIBOR plus 200 b.p	3.34	06/01/04	5,280,000	Interest only	3,116,000
Addison Place Phase II (6)	First Union Bank	Fixed-rate const/perm	8.62	05/10/05	22,071,000	Variable(5)	22,385,000
Preston Oaks(4)	Freddie Mac	Fixed-rate permanent	7.18	02/01/08	11,694,000	$86,034	12,430,000
Charlotte(7)	AmSouth Bank	LIBOR plus 200 b.p	3.34	03/10/08	19,642,000	Interest only	10,675,000
Veranda Chase(7)	Compass Bank	Fixed-rate const/perm	7.38	04/25/08	16,348,000	Interest only	16,504,000
Bradford Creek(3)	Nationwide Life	Fixed-rate permanent	7.15	06/15/08	7,290,000	$56,734	7,948,000
Plantation Trace(2)	Prudential Life	Fixed-rate permanent	7.09	10/15/08	10,313,000	$79,892	11,306,000
Addison Place Phase I(2)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,262,000
St. Andrews at the Polo Club(5)	State Farm	Fixed-rate permanent	6.95	12/01/11	18,138,000	$139,009	20,728,000
Highland Park(4)	Freddie Mac	Fixed-rate permanent	6.76	12/01/12	8,597,000	$64,926	9,974,000

Totals					$142,973,000		$139,573,000

(1)	The interest rate shown for variable-rate debt is as of March 19, 2003.

(2)	Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(3)	Each of the loans secured by the River Oaks and Bradford Creek communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(4)	Each of the loan secured by the Preston Oaks and Highland Park communities may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loan is prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium shall be 1% of the unpaid principal balance of the note. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(5)	The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

(6)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Principal payments on the loan are scheduled as follows: 2003 — $145,000; 2004 — $152,000; 2005 — $59,000, plus the balloon payment due of $22,071,000.

(7)	The construction loans for Veranda Chase, Charlotte, and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each of these loans is drawn and is the balance due at maturity.

     Our existing mortgage loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2003 to 2012 as summarized below:

Debt Maturity Schedule:

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties

2003	$15,213,000	Addison Shoppes land loan, Northridge Apartments land loan and River Oaks
2004	5,280,000	Northridge office building
2005	22,071,000	Addison Place Phase II
2006	0
2007	0
2008	65,287,000	Preston Oaks, Bradford Creek, Plantation Trace, Charlotte and Veranda Chase
2009	8,387,000	Addison Place Phase I
2010	0
2011	18,138,000	St. Andrews at the Polo Club
2012	8,597,000	Highland Park

Total	$142,973,000

We intend to refinance or extend the loans that are scheduled to mature in 2003 as described in the following paragraphs. In certain instances our plans are subject to lender approval that we have not yet obtained, and we cannot provide assurances that we will obtain that approval.

     We have lines of credit with two banks aggregating $3,000,000 to provide funds for short-term working capital purposes. One facility in the amount of $1,000,000 expires May 20, 2003. The other credit facility in the amount of $2,000,000 expires August 1, 2003. No principal or interest is currently outstanding on either facility. Although we intend to renew both lines of credit, there is no assurance that the banks will offer renewals or, if those renewals are offered, they will on favorable terms.

     On September 6, 2001, we closed on a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and improvements, was increased to $3,700,000 on December 21, 2001 and, as amended, has a maturity date of May 30, 2003. We intend to extend the maturity date of the loan and roll it into a construction/permanent loan by the second quarter of 2003. There is no assurance that financing will be available or, if it is available, it will be on favorable terms.

     On June 28, 2001, we closed a $3,000,000 loan secured by the Northridge land located next to our Highland Park community. We intend to construct a 220-unit apartment community on this property. The loan has a balance of $3,000,000 and matures on July 10, 2003. We intend to extend the maturity date of the loan prior to maturity and roll it into a construction loan upon starting construction of the project. There is no assurance that financing will be available or, if it is available, it will be on favorable terms.

     On December 23, 2002, we signed a $10,750,000 loan commitment with Freddie Mac to refinance our River Oaks community for ten years at a fixed interest rate of 5.54%. The existing loan on River Oaks matures in November 2003 and as of March 19, 2003 has a current balance of $8,545,000. We expect to close the new loan in August 2003.

     With respect to the debt that matures after 2003, we anticipate that we will repay only a small portion of the principal of that indebtedness before maturity and that we will not have funds on hand sufficient to repay that indebtedness at maturity. Therefore, it will be necessary for us to refinance that debt through (a) debt financing collateralized by mortgages on individual communities or groups of communities and/or (b) equity offerings.

     Other than as described above, we anticipate that each property’s rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, interest and amortization of principal on related mortgage notes payable and capital expenditures. We expect to meet our other short-term liquidity requirements generally through our net cash provided by operations, which we believe will be adequate to meet our operating requirements in both the short term and in the long term (greater than 12 months). We also expect to fund improvements and renovations at existing communities from property operations. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans.

Critical Accounting Policies

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). A summary of the significant accounting policies we use is included in Note 2 to the consolidated financial statements. A summary of recent accounting pronouncements and the expected impact on our financial statements is also included in Note 2. Because we are in the business of owning, operating, and developing apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in this area.

     Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance, and development fees incurred (see Note 10 to the consolidated financial statements) during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed on a straight-line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At December 31, 2002, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

     We capitalize direct costs associated with the development and construction of our apartment communities (see Note 10 to the consolidated financial statements). We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with FAS No. 34 for our real estate assets. We capitalize interest and other carry costs such as property taxes and insurance during the construction period and begin to expense those items as the residential apartment homes in a community become substantially complete and available for occupancy. Capitalization of interest and other carry costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

Hedging Strategy

     We generally enter into fixed rate debt instruments. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into two interest rate swap agreements to effectively fix the variable interest rates on our $22,500,000 and $17,000,000 construction/permanent loans.

     Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Our swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheet, and the related gains or losses are deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. The net effect of this accounting is that interest on the variable rate-debt is generally recorded based on fixed interest rates. No portion of these interest rate swaps was considered ineffective for the year ended December 31, 2002.

     The fair value of our interest rate swap agreements at December 31, 2002 was a liability of $4,813,000, which is a result of lower market interest rates compared to the synthetically fixed rates. This liability was recorded against a decrease in shareholders’ equity of $3,398,000 (accumulated other comprehensive income), net of minority interest of $1,415,000. We have no other derivative or hedging instruments. For additional information related to this topic, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

Stock Repurchase Plan

     On September 3, 1998, we announced our intention to repurchase up to 300,000 shares of our outstanding common stock. In October 2000, we announced our intention to repurchase another 50,000 shares. On May 15, 2001, our board authorized the purchase of an additional 50,000 shares, bringing the total authorized to 400,000. We currently have authority to repurchase an additional 37,412 shares. Our repurchases under this program are as follows:

		Aggregate
Year	Number of Shares	Purchase Price

1998	19,300	$145,000
1999	121,200	909,000
2000	152,588	1,156,000
2001	69,500	554,000

Totals	362,588	$2,764,000

We did not repurchase any shares during 2002 and do not anticipate doing so until it is justified by our financial position and current market conditions.

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

	Twelve Months Ended December 31,

	2002	2001	2000

Net income (loss)	(2,516)	$7,440	$2,832
Minority interest of unitholders in the operating partnership	(1,589)	(66)	246
Extraordinary item	0	405	68
Loss on disposal of real estate — related assets	33	27	83
Gain on sale of real estate assets	(941)	(7,981)	(2,416)
Depreciation expense	7,001	5,501	5,463

Funds From Operations	$1,988	$5,326	$6,276

Weighted average shares and units outstanding during the period	7,220,593	7,226,123	7,367,068

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 did not have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment for Disposal of Long-Lived Assets,” (SFAS No. 144”). SFAS 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and among other factors, establishes criteria beyond those previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We adopted the standard effective January 1, 2002, which did not have a material effect on our financial position or results of operations. SFAS No. 144 may, however, modify the presentation of our operating results from real estate held for sale in our statement of operations in the future. We believe that the impairment provisions of SFAS No. 144 are similar to those in SFAS No. 121 and that the adoption of them will not have a material impact on our financial position or results of operations.

     In April 2002, SFAS No. 145 “Rescission of SFAS Nos. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued. SFAS No. 145 prevents treatment as extraordinary gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption will affect the classifications of those amounts in our financial statements of subsequent periods and comparative prior periods. We intend to adopt SFAS No. 145 effective January 1, 2003.

     In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material impact on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of SFAS Nos. 5, 57, and 107, and recession of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for us as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. We do not expect the requirements of FIN 45 to have a material impact on our financial position and results of operations. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 did not have a material impact on our financial position or results of operations.

Inflation

     Because substantially all of our apartment leases are for an initial term of not more than 12 months, we are able, if market conditions permit, to seek increases in rents after the expiration of each lease. The short-term nature of these leases serves to reduce the risk to us of the adverse effects of inflation.

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•	The current unfavorable market and economic conditions in Atlanta, Charlotte and Palm Beach County could continue to depress our occupancy and rental rates and adversely affect our financial performance.

•	Further unfavorable changes in market and occupancy conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

•	Increased competition in the Atlanta, Charlotte and Palm Beach County markets could limit our ability to lease our apartment homes or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction risks inherent in our development of the Charlotte and Northridge communities, our corporate office building and our Addison Shoppes retail center, and the other communities we may develop in the future, could adversely affect our financial performance.

•	If we are unable to lease-up our Veranda Chase, Charlotte and Northridge communities as we expect, our financial performance will be adversely affected.

•	We may be unable to extend the maturity dates or otherwise refinance some or all of our $6,700,000 in outstanding land loans that mature in 2003, or we may be able to do so only on unfavorable terms. If we are unable to extend these maturity dates or refinance this debt and we are required to pay off these loans, we could be required to sell one or more of our properties to fund these repayments, and doing so could materially and adversely affect our financial performance.

•	We might not be able to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     In addition, the market price of the common stock may from time to time fluctuate materially as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 4 and 5 to the consolidated financial statements included in this report. All of our permanent mortgage loans secured by our existing communities bear interest at fixed rates except our mortgage loan on Addison Place Phase II. These permanent mortgage loans had an aggregate outstanding principal balance of $80,399,000 at December 31, 2002. Our Addison Place Phase II loan and our Veranda Chase construction loan have synthetically fixed interest rates. These loans had an aggregate outstanding principal balance of $38,203,000 at December 31, 2002. When we closed each of these loans, we entered into interest rate swap agreements that synthetically fixed the interest rates on those loans. The fair value of those interest rate swap agreements at December 31, 2002 was a liability of $4,813,000 as a result of lower market interest rates compared to the synthetically fixed rates. Provided that we hold these instruments until maturity, as we intend, we will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at December 31, 2002 will be reduced as we perform under these instruments, as the difference between the market interest rate and the fixed rates decrease, and as these obligations mature.

     The remaining long-term construction loans, which had an aggregate outstanding balance of $12,115,000 at December 31, 2002, bear interest at 200 basis points over the 30-day LIBOR rate. Our lines of credit and land loan interest rates range from 175 to 200 basis points over the 30-day LIBOR rate. At December 31, 2002, those loans had an aggregate outstanding principal balance of $6,700,000. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

     The table below presents principal reductions and related weighted average interest rates by year of expected maturity for our debt obligations.

								Fair Value

(Dollars In Thousands)	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

Principal reductions in fixed rate mortgage notes	$9,447	$932	$999	$1,071	$1,149	$66,801	$80,399	$83,513
Average interest rates	7.37%	7.39%	7.39%	7.01%	7.01%	7.01%	7.37%	6.13%
Principal reductions in variable rate mortgage notes	$146	$162	$22,119	$0	$0	$0	$22,427	$22,427
Principal reductions in construction/ permanent loans	$0	$3,013	$518	$678	$727	$22,955	$27,891	$27,891
Principal reductions in land loan	$6,700	$0	$0	$0	$0	$0	$6,700	$6,700
Interest Rate Swap (Notional Principal Amount) Pay fixed/ Receive variable	$146	$268	$22,287	$181	$195	$15,126	$38,203	($4,813)
Average Pay rate	8.11%	8.11%	8.11%	7.38%	7.38%	7.38%	8.11%	6.00%
Receive rate	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR

     We estimate the fair value of our debt based on current borrowing rates for issuance of debt with similar terms and remaining maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Upon the recommendation of our audit committee, the board of directors of Roberts Realty voted to dismiss Arthur Andersen LLP as our independent auditors and appoint Deloitte & Touche, LLP to serve as our independent auditors for the current fiscal year, which ended on December 31, 2002. Pursuant to the board’s action, the dismissal of Arthur Andersen and the appointment of Deloitte & Touche became effective on June 19, 2002. As discussed in our Form 8-K dated June 19, 2002, there were no disagreements with or reportable events concerning Arthur Andersen, and we had not engaged Deloitte & Touche in any consultation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

     Charles S. Roberts, age 56, has served as our Chairman of the Board, Chief Executive Officer and President since July 1994. Mr. Roberts’ term as a director expires at the 2003 annual meeting of shareholders. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Roberts also owned substantially all of the outstanding interests in Roberts Properties Management, L.L.C. until its acquisition by Roberts Properties Residential, L.P. on April 1, 1997.

     In October 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct and manage real estate. Beginning in 1985, Mr. Roberts and Roberts Properties began to focus on developing upscale multifamily residential communities and have won numerous local, regional and national awards for the development of these communities. Mr. Roberts has been a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties was awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight out of nine years during the period 1988 through 1996. On a national level, Roberts Properties was awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments in 1991 and 1992. In 1993, Roberts Properties was awarded the coveted Golden Aurora Award for best overall development in the Southeast.

     Wm. Jarell Jones, age 54, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro and St. Simons, Georgia since November 1993. Mr. Jones’ term expires at the 2005 annual meeting of shareholders. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.

     Ben A. Spalding, age 68, a director since October 1994, is Executive Vice President of DHR International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding’s term expires at the 2004 annual meeting of shareholders. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor’s degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

     George W. Wray, Jr., age 66, a director since February 1995, is a private investor and Senior Partner of the Wray Partnership, a family investment group. Mr. Wray’s term expires at the 2004 annual meeting of shareholders. He was employed with International Silver Company from the early 1960s to July 1993, most recently as a Vice President engaged in sales management for the eastern United States. From the July 1993 acquisition of International Silver Company by World Crisa Corporation (a division of Vitro S.A.) through September 1997, Mr. Wray was an independent sales agent for the successor organization. Mr. Wray also served as a Vice President of Spalding & Company, an NASD registered broker-dealer, from 1991 to 1997 and was a registered associate of Spalding & Company from 1983 to 1997. Mr. Wray holds a bachelor’s degree in Industrial Relations from the University of North Carolina at Chapel Hill and serves as an elder of the Peachtree Presbyterian Church in Atlanta.

     Dennis H. James, age 55, a director since June 1995, is a Managing Director of L. J. Melody & Company (formerly Shoptaw-James, Inc.), a commercial mortgage banking firm. Mr. James’ term expires at the 2005 annual meeting of shareholders. Mr. James has over 25 years experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Managing Director of L. J. Melody & Company, he is responsible for the Southeast Region’s overall production and investor relations. He has served on both the Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor’s degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.

     Charles R. Elliott, age 49, is our Chief Operating Officer, serving in this position since February 17, 2003. Previously he was our Secretary and Treasurer from our inception until July 15, 2002, and our Chief Financial Officer from April 1995 until July 15, 2002, when he became our Senior Vice President – Real Estate. He left Roberts Realty as a full-time employee on August 30, 2002 and returned on a full-time basis on February 17, 2003. In this interim period he provided limited consulting services for which he was paid a fee. Mr. Elliott also served as a director of Roberts Realty from October 1994 to February 1995 and became a director again in 2000. Mr. Elliott’s term expires at the 2004 annual meeting of shareholders. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master’s degree in Finance.

     Stephen M. McAleer, age 54, joined Roberts Realty as Chief Financial Officer, Secretary and Treasurer on July 15, 2002. He served as Senior Vice President and Chief Financial Officer of Cavanagh Group International, Inc. from 1999 until joining Roberts Realty. He was Vice President – Finance and Administration of Grieshaber & Co., Inc. from 1992 to 1999. He served as a management consultant and interim Chief Financial Officer to emerging companies from 1987 to 1991 and as Vice President and Chief Financial Officer of Hoffman Surgical Equipment Co. from 1982 to 1986. Mr. McAleer is a Certified Public Accountant and worked for Price Waterhouse LLP in the audit practice of the Philadelphia office from 1970 to 1982. He holds a Bachelor of Science degree in Business Administration from the Pennsylvania State University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. Except as noted in this paragraph, to our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2002, our directors, executive officers and greater than 10% shareholders complied with all applicable

Section 16(a) filing requirements. Our Chief Financial Officer, Stephen M. McAleer (who owns none of our shares), filed his Form 3, Initial Statement of Beneficial Ownership of Securities, after its due date; and our Vice President – Property Maintenance, Ronald L. Johnson, filed a Form 4, Statement of Changes in Beneficial Ownership, disclosing one transaction, after its due date.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

     Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President and Mr. Charles R. Elliott, our Secretary and Treasurer from our inception until July 15, 2002 and our Chief Financial Officer from April 1995 until July 15, 2002, are our only executive officers whose total salary and bonus exceeded $100,000 during 2002. Mr. Roberts and Mr. Elliott are our “named executive officers.” (Mr. Elliott left us as a full-time employee on July 15, 2002 and returned as our Chief Operating Officer on February 17, 2003.)

Summary Compensation Table

	Annual Compensation

Name and Principal Position	Year	Salary ($)		Bonus ($)

Charles S. Roberts	2002	150,000		0
Chairman of the Board, Chief	2001	150,000		0
Executive Officer and President	2000	150,000		0

Charles R. Elliott	2002	103,671	*	0
Secretary, Treasurer and	2001	137,077		15,000
Chief Financial Officer	2000	123,000		30,000

*	Includes consulting fees of $6,575 paid for services performed after July 15, 2002.

     We are not a party to any employment agreements. Although our board of directors has from time to time in the past made individual grants of shares of restricted stock to our officers, we have no equity compensation plans under which we could issue stock, restricted stock or restricted stock units, phantom stock, stock options, SARs, stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, or similar instruments. The board of directors may elect to grant restrictive shares in the future, and in each such event, the board will approve the specific issuance of shares to an individual officer or officers. No shares are presently reserved for that purpose.

     We make payments to affiliates of Mr. Roberts under various agreements and arrangements. See Item 13, Certain Relationships and Related Transactions – Payments to the Roberts Companies.

Compensation of Directors

     We pay our directors who are not officers of Roberts Realty fees for their services as directors. Mr. Roberts, who is an officer, is not paid any director fees. Mr. Elliott was not paid directors fees during the time he was employed as an officer. He was paid directors fees of $4,000 in 2002 during the time he was not employed as an officer. Other non-officer directors receive an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the board of directors. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors is composed of Mr. James and Mr. Jones. Neither of them was during 2002, or at any previous time, an officer or employee of Roberts Realty or Roberts Properties Residential, L.P.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table describes the beneficial ownership of shares of our common stock as of March 19, 2003 for:

•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each director and each of our named executive officers; and

•	our directors and executive officers as a group.

     Except as noted in the footnotes, the person owns all shares and partnership units directly and has sole voting and investment power. Each of the persons known by us to beneficially own more than 5% of the common stock has an address in care of our principal office, except for Dr. James M. Goodrich, whose address is 524 Manor Ridge Drive, Atlanta, Georgia 30304. The Number of Shares Owned column in the table includes the shares owned by the persons named but does not include shares they may acquire by exchanging units of partnership interest in Roberts Properties Residential, L.P., our operating partnership, for shares of common stock as explained in the following paragraph. The Number of Units Beneficially Owned column in the table reflects all shares that each person has the right to acquire by exchanging units for shares. Under SEC rules, the shares that can be acquired in exchange for units are deemed to be outstanding and to be beneficially owned by the person or group holding those units when computing the percentage ownership of that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

		Number of Units
Name of	Number of Shares	Beneficially		Percent of
Beneficial Owner	Owned	Owned	Total	Class(1)

Charles S. Roberts(2)	937,018	738,012	1,675,030	28.6%
George W. Wray, Jr.(3)	247,880	119,266	367,146	7.0
James M. Goodrich(4)	281,847	0	281,847	5.5
Dennis H. James	71,646	2,405	74,051	1.4
Ben A. Spalding(5)	21,252	27,318	48,570	*
Wm. Jarell Jones(6)	7,012	0	7,012	*
Charles R. Elliott	11,875	0	11,875	*
All directors and executive officers as a group: (7 persons)(7)	1,296,683	887,001	2,183,684	36.3%

*	Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 5,128,293, the number of shares outstanding as of March 19, 2003.

(2)	Includes 2,744 shares owned by Mr. Roberts’ minor daughter. A trust for his minor daughter of which he is the sole trustee owns 29,500 units.

(3)	Includes 214,065 shares owned by a partnership, over which shares Mr. Wray has voting and investment power as the managing partner of such partnership; and 27,257 shares owned by his wife and 5,058 shares owned by a trust of which she is a co-trustee. Mr. Wray disclaims beneficial ownership of the 27,257 shares owned by Mrs. Wray and 5,058 shares owned by a trust of which she is a co-trustee. The partnership owns 95,568 units.

(4)	Includes 110,507 shares owned jointly by Dr. Goodrich and his wife; and 108,478 shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons. Dr. Goodrich’s beneficial ownership of units includes 48,075 units owned jointly by Dr. and Mrs. Goodrich.

(5)	Includes 7,564 shares owned by partnerships of which Mr. Spalding’s wife is the managing partner. Mr. Spalding’s beneficial ownership of units includes 2,917 units owned by Mrs. Spalding and 24,401 units owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding disclaims beneficial ownership of all units and shares owned by his wife or partnerships of which she is the managing partner.

(6)	Includes 1,745 shares owned by Mr. Jones’ wife, to which Mr. Jones disclaims beneficial ownership.

(7)	Includes an aggregate of 41,624 shares and 27,318 units beneficially owned by three directors’ wives, as to which shares such directors disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

General

     Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership; owns a 71.0% interest in it as of March 19, 2003, and is its sole general partner. Mr. Charles S. Roberts owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. These companies perform certain services for us as explained below. Notes 3 and 10 to our consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section.

Payments to the Roberts Companies

     Overview. We have paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. These various arrangements are summarized below.

     Transactions with Affiliates of Mr. Roberts. On January 4, 2001, we sold our 152-unit Rosewood Plantation community. We used the net proceeds from that sale to complete a Section 1031 tax-deferred exchange for four properties in 2001 to defer taxes we would otherwise have incurred on the gain from the sale. These transactions are described in more detail in Notes 3 and 10 to the consolidated financial statements included in this report. Our agreements to pay development and construction fees with respect to these four properties are described below. Those agreements are also included in the summaries of development fees and construction fees that follow this subsection.

     Addison Place Shoppes. On February 27, 2001, we signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. We are constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of our Addison Place community in Alpharetta, Georgia. We acquired the property on June 30, 2001 for approximately $4,460,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. We entered into a cost plus 5% contract with Roberts Construction to complete the retail center, and through March 19, 2003, we have paid Roberts Construction approximately $1,898,000 for construction-related work on the property.

     Northridge Community. On June 28, 2001, we purchased 10.9 acres of undeveloped land from Roberts Properties. We are developing a 220-unit apartment community on this site, which is located on Northridge Parkway in Atlanta adjacent to our Highland Park community. We have retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. We intend to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

     East Fox Court. On May 30, 2001, we purchased 9.5 acres of undeveloped land from Roberts Properties for the construction of 80 townhouse units located at the corner of Jones Bridge Road and East Fox Court, across from our Addison Place community. In 2002, we paid Roberts Properties $180,000 to complete the design and development work, and we sold the property in November 2002.

     Corporate Office Building. On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties. Roberts Construction will complete construction of the building for a fixed price of $3,054,000 and will perform tenant finish work for approximately $600,000. Roberts Construction will not earn a profit on the construction of the building or on the tenant finish work.

     Development Fees. From time to time we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. These fees (which in some cases include amounts paid before 2002) are summarized as follows:

	Actual/	Total	Estimated
	Estimated	Amount	Remaining
	Total Contract	Incurred through	Contractual
	Amount	3/19/03	Commitment	Fee Per Unit

Veranda Chase	$1,250,000	$1,250,000	$0	$5,000
Charlotte	1,595,000	1,595,000	0	5,000
Corporate Office Building	0	0	0	N/A
Addison Place Shoppes	0	0	0	N/A
Northridge Community	550,000	0	550,000	2,500
East Fox Court	180,000	180,000	0	2,250

	$3,575,000	$3,025,000	$550,000

     Construction Contracts. Roberts Realty enters into contracts in the normal course of business with Roberts Construction, of which Mr. Roberts beneficially owns all of the outstanding shares. The following table summarizes certain information regarding payments to Roberts Construction for other construction projects through March 19, 2003 (in some cases the amounts shown include payments made before 2002). For the Addison Place Phase II, Veranda Chase and Charlotte projects, we pay Roberts Construction its cost, plus a fee of 10% of its cost. For the Addison Place Shoppes, we pay Roberts Construction its cost, plus a fee of 5% of its cost. We pay Roberts Construction its cost, but no additional fee, for construction of the corporate office building.

	Actual/	Total	Estimated
	Estimated	Amount	Remaining
	Total Contract	Incurred through	Contractual
	Amount	3/19/03	Commitment

Addison Place Phase II	$22,314,000	$22,148,000	$166,000
Veranda Chase	15,710,000	15,448,000	262,000
Charlotte	23,193,000	11,822,000	11,371,000
Corporate Office Building	4,670,000	3,862,000	808,000
Addison Place Shoppes	1,782,000	1,701,000	81,000

	$67,669,000	$54,981,000	$12,688,000

     Partnership Profits Interest. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. Each partnership owned an apartment community that had been developed or was in the development process. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the operating partnership. As the holder of the profits interest, Roberts Properties may receive distributions in certain circumstances. Upon a sale of any of the acquired properties, Roberts Properties will receive a distribution of a specified percentage of the gross sales proceeds. Upon a change in control of Roberts Realty or the operating partnership, Roberts Properties will receive a distribution of the applicable percentages of the fair market value of each of the properties up to the maximum amount. The amount to be distributed to Roberts Properties with respect to each affected property will be limited to the amount by which the gross proceeds from the sale of that property, or, in connection with a change in control, its fair market value, exceeds the sum of:

•	the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;

•	the equity issued by the operating partnership in acquiring the property; and

•	all subsequent capital improvements to the property made by the operating partnership.

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

     Except for units and the partnership profits interest related to the original nine limited partnerships acquired between 1994 and 1996, no partnership interests have been, or are presently expected to be, issued or assumed by the operating partnership. We made no profits interest distributions to Roberts Properties from January 1, 2002 through March 19, 2003.

     Other Fees. From January 1, 2002 to March 19, 2003, we paid Roberts Properties $234,000 for reimbursement of operating costs and expenses, and we paid Roberts Construction $116,000 for project work done at our communities.

Compensation to L. J. Melody & Company

     Dennis H. James, one of our directors, is Executive Vice President of L. J. Melody & Company, a commercial mortgage banking firm that has originated loans for us. We have paid L. J. Melody fees in the past for originating loans for us. L. J. Melody will assist us in originating the $10,750,000 loan to refinance our River Oaks community in 2003, for which we will pay it a fee of approximately $81,000.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by our Chief Executive Officer and Chief Financial Officer.

     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. and 2. Financial Statements and Schedules.

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

INDEPENDENT AUDITORS’ REPORT

To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheet of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Roberts Realty Investors, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 22, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 28, 2003

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on February 22, 2002. The report of Andersen is included in this annual report on Form 10-K pursuant to rule 2-02(e) of regulation S-X. Roberts Realty has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 22, 2002

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,	December 31,
	2002	2001

ASSETS
REAL ESTATE ASSETS – At cost:
Land	$22,308	$19,729
Buildings and improvements	127,611	109,166
Furniture, fixtures and equipment	14,298	12,891

	164,217	141,786
Less accumulated depreciation	(28,229)	(21,463)

Operating real estate assets	135,988	120,323
Land held for future development	0	1,741
Construction in progress and real estate under development	35,015	38,809

Net real estate assets	171,003	160,873
CASH AND CASH EQUIVALENTS	5,542	2,617
RESTRICTED CASH	340	336
DEFERRED FINANCING COSTS – Net of accumulated amortization of $671 and $464 at December 31, 2002 and 2001, respectively	1,349	1,225
OTHER ASSETS – Net	773	452

	$179,007	$165,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$102,826	$78,877
Construction loans payable	27,891	31,704
Land notes payable	6,700	8,000
Line of credit	0	2,000
Interest rate swap contract payable	4,813	2,880
Accounts payable and accrued expenses	2,221	1,851
Dividends and distributions payable		8
Due to affiliates (including retainage payable of $1,122 and $1,143 at December 31, 2002 and 2001, respectively)	2,258	2,397
Security deposits and prepaid rents	458	416

Total liabilities	147,167	128,133

COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	9,361	11,996

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	–	–
Common shares, $.01 par value, 100,000,000 shares authorized, 5,459,391 and 5,266,567 shares issued at December 31, 2002 and 2001, respectively	55	53
Additional paid-in capital	25,408	24,410
Less treasury shares, at cost (362,588 shares at December 31, 2002 and 2001)	(2,764)	(2,764)
Unamortized deferred compensation	(139)	(202)
Retained earnings	3,317	5,833
Accumulated other comprehensive loss	(3,398)	(1,956)

Total shareholders’ equity	22,479	25,374

	$179,007	$165,503

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,

	2002	2001	2000

OPERATING REVENUES:
Rental operations	$17,935	$17,070	$18,768
Other operating income	1,076	1,155	1,410

Total operating revenues	19,011	18,225	20,178
OPERATING EXPENSES:
Personnel	2,046	1,739	1,920
Utilities	1,205	1,075	1,243
Repairs, maintenance and landscaping	1,179	1,049	1,200
Real estate taxes	1,997	1,413	1,561
Marketing, insurance and other	1,193	849	835
General and administrative expenses	2,155	1,732	2,197
Depreciation expense	7,001	5,501	5,463

Total operating expenses	16,776	13,358	14,419
INCOME FROM OPERATIONS	2,235	4,867	5,759
OTHER INCOME (EXPENSE):
Interest income	39	263	214
Interest expense	(6,951)	(5,086)	(4,951)
Loss on disposal of assets	(33)	(27)	(83)
Amortization of deferred financing costs	(336)	(219)	(209)

Total other expense	(7,281)	(5,069)	(5,029)
INCOME (LOSS) BEFORE MINORITY INTEREST, GAINS ON SALE OF REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS	(5,046)	(202)	730
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,589	66	(246)

INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE ASSETS AND EXTRAORDINARY ITEMS	(3,457)	(136)	484
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	941	7,981	2,416

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(2,516)	7,845	2,900
EXTRAORDINARY ITEMS – Loss on early extinguishment of debt, net of minority interest of unitholders in the operating partnership	0	(405)	(68)

NET INCOME (LOSS)	$(2,516)	$7,440	$2,832

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (Note 8):
Income before extraordinary items	$(0.51)	$1.61	$0.59
Extraordinary items	0.00	(0.08)	(0.01)

Net income	$(0.51)	$1.53	$0.58

Weighted average common shares – basic	4,943,280	4,870,117	4,881,601
Weighted average common shares – diluted (effect of operating partnership units)	7,220,593	7,226,123	7,367,068

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands, Except Share and Per Share Data)

	Common Shares
						Other		Total
	Number of		Paid-In	Treasury	Deferred	Comprehensive	Retained	Shareholders'
	Shares Issued	Amount	Capital	Shares	Compensation	Income	Earnings	Equity

BALANCE AS OF DECEMBER 31, 1999	4,959,697	$49	$25,354	$(1,054)	$(136)	$0	$(1,903)	$22,310
Conversion of units to shares	191,341	3	941					944
Dividends declared ($0.74 per share)			(2,705)				(929)	(3,634)
Adjustment for minority interest in the operating partnership			74					74
Restricted shares issued to employees	10,261		77		(77)			0
Amortization of deferred compensation					67			67
Treasury shares (121,200 shares at cost)				(1,156)				(1,156)
Net income							2,832	2,832

BALANCE AS OF DECEMBER 31, 2000	5,161,299	52	23,741	(2,210)	(146)	0	0	21,437
Conversion of units to shares	86,978	1	435					436
Dividends declared ($0.33 per share)							(1,607)	(1,607)
Adjustment for minority interest in the operating partnership			1,017					1,017
Restricted shares issued to employees	18,290		141		(141)			0
Amortization of deferred compensation					85			85
Treasury shares (69,500 shares at cost)				(554)				(554)
Cumulative effect of change in accounting principle			(278)			(564)		(842)
Other comprehensive income			(646)			(1,392)		(2,038)
Net income							7,440	7,440

BALANCE AS OF DECEMBER 31, 2001	5,266,567	53	24,410	(2,764)	(202)	(1,956)	5,833	25,374
Comprehensive income (loss)
Net loss							(2,516)	(2,516)
Unrealized loss on interest rate swaps						(1,442)		(1,442)

Total comprehensive income (loss)								(3,958)

Conversion of units to shares	189,747	2	952					954
Restricted shares issued to employees, net of forfeitures	3,077		13		(13)			0
Amortization of deferred compensation					76			76
Adjustment for minority interest in the operating partnership			33					33

BALANCE AS OF DECEMBER 31, 2002	5,459,391	$55	$25,408	$(2,764)	$(139)	$(3,398)	$3,317	$22,479

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$(2,516)	$7,440	$2,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest of unitholders in the operating partnership	(1,589)	(66)	246
Gain on sale of real estate assets, net of minority interest	(1,091)	(7,981)	(2,416)
Loss on disposal of assets	33	27	83
Depreciation and amortization	7,353	5,731	5,700
Extraordinary items, net of minority interest	0	405	68
Amortization of deferred compensation	76	85	67
Changes in assets and liabilities:
Decrease (increase) in restricted cash	(4)	52	(29)
Decrease (increase) in other assets	(321)	285	(375)
Increase in accounts payable and accrued expenses relating to operations	636	82	262
(Decrease) increase in security deposits and prepaid rent	42	(74)	47

Net cash provided by operating activities	2,619	5,986	6,485

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	3,471	14,680	7,569
Acquisition and construction of real estate assets	(19,542)	(64,364)	(19,134)

Net cash used in investing activities	(16,071)	(49,684)	(11,565)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	32,500	33,700	0
Proceeds from mortgage notes payable held in escrow	0	0	843
Payoff of mortgage notes, including prepayment penalty	(7,519)	(8,970)	0
Principal repayments on mortgage notes payable	(1,032)	(812)	(887)
Proceeds from land notes payable	0	8,000	2,000
Payoff of land notes payable	(1,300)	(2,000)	(3,000)
Payment of loan costs	(459)	(906)	(168)
Proceeds from line of credit	802	2,000	765
Payoff of line of credit	(2,802)	0	(2,000)
Proceeds from construction loans	18,687	17,552	14,152
Payoff of construction loans	(22,500)	0	0
Repurchase of treasury stock	0	(554)	(1,156)
Payment of dividends and distributions	0	(3,190)	(5,647)

Net cash provided by financing activities	16,377	44,820	4,902

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,925	1,122	(178)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,617	1,495	1,673

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,542	$2,617	$1,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,058	$7,009	$5,964

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc., a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of multifamily apartment communities. Roberts Realty owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a “REIT”). Seven of Roberts Realty’s completed apartment communities are located in the Atlanta metropolitan area with the eighth located in Palm Beach County, Florida.

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 70.6% and 67.9% ownership interest at December 30, 2002 and December 31, 2001, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

Roberts Realty, as the general partner of the operating partnership, does not hold any limited partner interests in the operating partnership. Units of limited partnership interest (“units”) in the operating partnership outstanding at December 31, 2002 and 2001 were 2,126,770 and 2,316,517, respectively. Units held by the minority interest as a percentage of total Units and shares of common stock (“shares”) of Roberts Realty outstanding were 29.4% and 32.1% at December 31, 2002 and 2001, respectively. The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

At December 31, 2002, Roberts Realty owned eight completed multifamily apartment communities totaling 1,882 apartment homes (1,682 in the Atlanta metropolitan area and 200 in Palm Beach County, Florida); an additional 319 apartment homes were under construction in Charlotte, North Carolina, and a 220-unit apartment home in Atlanta was in the planning and design phase. In addition, Roberts Realty has a 39,907 square foot commercial office building and a 42,090 square foot retail center under construction at December 31, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 31.5%,

32.6% and 33.7% for the years ended December 31, 2002, 2001 and 2000, respectively. The minority interest of the unitholders was $9,361,000 and $11,996,000 at December 31, 2002 and 2001, respectively.

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

Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. In identifying potential impairment, management considers such factors as declines in a property’s operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset’s use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset’s carrying cost, the asset is written down to its fair value. None of Roberts Realty’s real estate assets have required write-downs.

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

Cash and Cash Equivalents. All investments purchased with an original maturity of three months or less, are considered to be cash equivalents.

Restricted Cash. Restricted cash consists of resident security deposits of $340,000 and $336,000 at December 31, 2002 and 2001, respectively.

Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

Interest and Real Estate Taxes. Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $2,196,000, $1,910,000 and $1,477,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Revenue Recognition. Roberts Realty leases its residential properties under operating leases with terms generally one year or less. Rental income is recognized when earned, which materially approximates revenue recognition on a straight-line basis.

Income Taxes. Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Provided that qualification as a REIT is maintained, Roberts Realty generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

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

New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 did not have a material impact on the financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. On January 1, 2002, Roberts Realty adopted SFAS No. 144, which did not have a material effect on financial position or results of operations. However, SFAS No. 144 may modify the presentation of the operating results from real estate held for sale in Roberts Realty’s statement of operations in the future.

In April 2002, SFAS No. 145 “Rescission of SFAS Nos. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption will affect the classifications of those amounts in the financial statements of subsequent periods and comparative prior periods. Roberts Realty adopted SFAS No. 145 effective January 1, 2003.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Roberts Realty believes the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of SFAS Nos. 5, 57, and 107, and recession of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for Roberts Realty as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. Roberts Realty does not expect the requirements of FIN 45 to have a material impact on its financial position or results of operations.

3. ACQUISITIONS AND DISPOSITIONS

On June 23, 2000, the Roberts Realty completed the sale of its Ivey Brook community to Ivey Brook Apartments, Inc. for $14,550,000. Ivey Brook is a 146-unit apartment community located in Atlanta, Georgia. Net cash proceeds were $7,371,000, resulting in a gain, net of minority interest, of $2,285,000 after deducting $6,190,000 for the mortgage note payable which was assumed by the buyer, $263,000 for closing costs and accrued interest and $726,000 for a partnership profits interest paid to Roberts Properties in July 2000. Roberts Realty used the net proceeds of $7,371,000 to fund a special distribution to shareholders and unitholders on July 27, 2000 and to fund construction projects. See Note 10 — Related Party Transactions.

In the fourth quarter of 2000, Roberts Realty received $198,000 from a settlement relating to the sale of Bentley Place and recorded the amount as additional gain (before minority interest of $67,000).

On January 4, 2001, Roberts Realty sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of the unitholders in the operating partnership. Roberts Realty acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan pay down, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties, under the terms of the agreement of limited partnership of the operating partnership. Roberts Realty invested the net sales proceeds in replacement properties in connection with a Section 1031 tax deferred exchange. See Note 10 — Related Party Transactions. On April 25, 2002, Roberts Realty entered into a mutual release agreement in settlement of a lawsuit filed December 28, 2001 by the buyer of Rosewood Plantation under the terms of the warranty provisions of the sales contract. The lawsuit was settled for $150,000 and is shown in the 2002 financial statements as a loss on sale of real estate asset of $102,000 (net of minority interest of $48,000).

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty is constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of its Addison Place community in Alpharetta, Georgia. Roberts Realty acquired the property on June 30, 2001 for approximately $4,460,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. Through December 31, 2002, Roberts Realty paid Roberts Construction approximately

$1,883,000 for construction-related work on the property. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center. See Note 10 — Related Party Transactions.

On May 30, 2001, Roberts Realty purchased from Roberts Properties 9.5 acres of undeveloped land located at the corner of Jones Bridge Road and East Fox Court, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000; Roberts Realty paid $1,627,000, which includes approximately $557,000 in development-related work performed by Roberts Properties. The purchase price was reduced by $356,000 as a result of a sewer moratorium.

On June 28, 2001, Roberts Realty purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its Highland Park community. The purchase price was $5,376,000 including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $23,100,000. Roberts Realty has retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty intends to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units. See Note 10 — Related Party Transactions.

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

On July 11, 2001, Roberts Realty closed the sale of its Crestmark community for $25,000,000. The sale resulted in a gain of $2,793,000, net of minority interest of unitholders in the operating partnership. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the operating partnership. Roberts Realty invested the net sales proceeds in a replacement property (St. Andrews at the Polo Club, as described in the following paragraph) in connection with a Section 1031 tax deferred exchange. See Note 10 — Related Party Transactions.

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

On November 21, 2002, Roberts Realty sold the 9.5 acres of land located at the corner of Jones Bridge Road and East Fox Court, in Alpharetta, Georgia for $3,200,000 plus a reimbursement of previously paid sewer costs of $302,000. The sale resulted in a gain of $1,043,000, net of minority interest of unitholders in the operating partnership.

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

	2001	2000

Total operating revenues	$17,037	$13,947
Loss before extraordinary items	(1,404)	(25)
Net loss	(1,634)	(25)
Per Share Data – Basic and Diluted Loss before extraordinary items	$(0.29)	$(0.01)
Net loss	(0.34)	(0.01)

4. NOTES PAYABLE

Lines of Credit. Roberts Realty has unsecured lines of credit with two banks aggregating $3,000,000 to provide funds for short-term working capital needs. One facility, in the amount of $1,000,000, expires May 20, 2003. The other facility, in the amount of $2,000,000, expires August 1, 2003. At December 31, 2002, there were no borrowings under either line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at December 31, 2002 and December 31, 2001 were as follows:

		Fixed Interest	Principal Outstanding
		Rate as of
Property Securing Mortgage	Maturity	12/31/02	12/31/02	12/31/01

Addison Place – Phase I	11/15/09	6.95%	$9,289,000	$9,394,000
Addison Place – Phase II (1)	5/10/05	8.62%	22,427,000	0
Bradford Creek	6/15/08	7.15%	7,976,000	8,082,000
Highland Park (2)	N/A	N/A	0	7,629,000
Highland Park (2)	12/01/12	6.76%	9,991,000	0
Plantation Trace	10/15/08	7.09%	11,345,000	11,493,000
Preston Oaks	2/01/08	7.18%	12,453,000	12,586,000
River Oaks (3)	11/15/03	7.15%	8,579,000	8,710,000
St. Andrews at the Polo Club	12/01/11	6.95%	20,766,000	20,983,000

			$102,826,000	$78,877,000

(footnotes begin on following page)

(1)	As explained below in “Construction Loans,” the interest rate on this loan has been synthetically fixed at the rate shown.

(2)	On November 21, 2002, Roberts Realty refinanced the Highland Park mortgage note with a new loan from Primary Capital Advisors. This $10,000,000 loan has a ten-year term with a fixed interest rate of 6.76% payable in monthly installments of $64,926 based on a 30-year amortization schedule.

(3)	On December 23, 2002, Roberts Realty signed a commitment to refinance the River Oaks mortgage note with a new $10,750,000 loan from L. J. Melody & Company. See Note 10 — Related Party Transactions. The terms of the new loan include a ten-year term with a fixed interest rate of 5.54% payable in monthly installments of $61,307 based on a 30-year amortization schedule. Roberts Realty expects to close the new loan in August 2003.

Construction Loans. On May 3, 2000, Roberts Realty closed a $22,500,000 construction/permanent loan to fund the construction of Addison Place — Phase II. The loan has a 5-year term and bears interest at the 30-day LIBOR rate plus 150 basis points. Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 8.62% (Note 5). On May 1, 2002, the construction loan automatically converted to a permanent loan with principal and interest payments due monthly for the remaining term of the loan.

On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan to fund the construction of its 250-unit Veranda Chase community located in Atlanta. The loan has a seven-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 7.38% (Note 5) for the first five years of the loan. At December 31, 2002, $15,776,000 was drawn on the loan.

On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At December 31, 2002, $2,907,000 was drawn on the loan.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. At December 31, 2002, $9,208,000 was drawn on the loan.

Land Loans. On February 1, 2000, Roberts Realty closed a $2,000,000 land loan to fund the initial construction of its Veranda Chase apartment community. The loan was secured by the Veranda Chase land and had an interest rate of the 30-day LIBOR plus 150 basis points. The loan was repaid in full upon the closing of the $17,000,000 Veranda Chase construction loan on April 26, 2001.

On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan matures on July 10, 2003, is secured by the

Northridge land, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At December 30, 2002, $3,000,000 was drawn on the loan. Roberts Realty intends to extend the maturity date of the loan prior to maturity and roll it into a construction loan upon starting construction of the project.

On September 6, 2001, Roberts Realty closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and the improvements, was increased to $3,700,000 on December 21, 2001, bears interest at the 30-day LIBOR plus 185 basis points, and, as amended, matures on May 30, 2003. At December 31, 2002, $3,700,000 was drawn on the loan. Roberts Realty intends to extend the maturity date of the loan and roll it into a construction/permanent loan by the second quarter of 2003.

On December 19, 2001, Roberts Realty closed a $1,300,000 land loan with the cash proceeds being used for working capital. The loan was secured by the East Fox Court land, had a 12-month term, and bore interest at the 30-day LIBOR rate plus 200 basis points. On May 22, 2002, this agreement was terminated and the loan was repaid.

The scheduled principal payments of all debt outstanding at December 31, 2002 for each of the years ending December 31 are as follows:

2003	$16,293,000
2004	4,107,000
2005	23,636,000
2006	1,749,000
2007	1,876,000
Thereafter	89,756,000

$137,417,000

Real estate assets having a combined depreciated cost of $115,128,000 served as collateral for the outstanding mortgage debt at December 31, 2002.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

Effective January 1, 2001, Roberts Realty adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Such instruments are not used for trading or speculative purposes. Roberts Realty has entered into two interest rate swap agreements to effectively fix the variable interest rates on its $22,500,000 and $17,000,000 construction/permanent loans. The swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheet, and the related gains or losses are deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. No portion of these interest rate swaps was considered ineffective for the year ended December 31, 2002.

At December 31, 2002, Roberts Realty recorded a liability of $4,813,000 relating to the estimated fair value of the swaps as a result of lower market interest rates. This resulted in a decrease in shareholders’ equity of $3,398,000 (accumulated other comprehensive income), net of minority interest of $1,415,000. At December 31, 2001 the liability relating to the estimated fair value of the swaps was $2,880,000, which resulted in a decrease in shareholders’ equity of $1,956,000 (accumulated other comprehensive income), net of minority interest of $924,000. Roberts Realty estimates that $2,008,000 will be reclassified from other comprehensive income to interest expense in 2003 relating to the change in the fair value of the interest rate swaps. Provided that Roberts Realty holds these instruments until maturity, as it intends, it will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at December 31, 2002 will be reduced as Roberts Realty performs under these instruments, as the difference between the market interest rate and the fixed rates decrease, and as these obligations mature.

6. EXTRAORDINARY ITEMS

The 2001 extraordinary item is the write-off of unamortized loan costs and prepayment fees related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, and (b) the Rosewood community, which was sold in January 2001, and (c) the Crestmark community which was sold in July 2001. The extraordinary items — $230,000 related to Preston Oaks, $62,000 related to Rosewood and $114,000 related to Crestmark — are net of $113,000, $31,000, and $55,000, respectively, allocated to the minority interest of the unitholders in the operating partnership.

The 2000 extraordinary item relates to the write-off of unamortized loan costs for the extinguishment of the mortgage loan secured by the Ivey Brook community, which Roberts Realty sold in June 2000. This extraordinary item is net of $35,000 allocated to the minority interest of the unitholders in the operating partnership.

7. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

The fair value of Roberts Realty’s interest rate swap agreements on its construction/permanent loans was a liability of $4,813,000 and $2,880,000 at December 31, 2002 and 2001, respectively.

Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 2002 and 2001. Fixed rate mortgage debt with an aggregate carrying value of $80,399,000 at December 31, 2002 has an estimated approximate fair value of

$83,513,000 based on interest rates available to Roberts Realty for debt with similar terms and maturities.

8. SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the years ended December 31, 2002, 2001, and 2000, a total of 189,747, 86,978, and 191,341 units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the years ended December 31, 2002, 2001, and 2000, Roberts Realty granted 3,077, 18,290 and 10,261 shares, net of forfeitures, of restricted stock to certain employees. The market value of these restricted stock grants totaled $13,000, $141,000 and $77,000 respectively, which was recorded as unamortized deferred compensation and is shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three or four-year vesting period and are being amortized to compensation expense ratably over the vesting period.

Treasury Share Repurchases. During the years ended December 31, 2001, and 2000, Roberts Realty repurchased 69,500 and 152,588 treasury shares at a total cost of $554,000 and $1,156,000, respectively. Roberts Realty did not repurchase any treasury shares in 2002.

Dividends. Roberts Realty suspended the quarterly dividend payment for the fourth quarter of 2001 and for all four quarters of 2002. Of the dividends declared for 2001 totaling $0.33 per share, approximately $0.14 per share represents ordinary income, $0.05 per share represents capital gain and $0.14 per share represents a return of capital to the shareholders. Of the dividends declared for 2000 totaling $0.74 per share, approximately $0.18 per share represents ordinary income, $0.42 per share represents capital gain and $0.14 per share represents a return of capital to the shareholders.

Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	2002	2001	2000

Income (loss) before extraordinary items — basic	$(2,516)	$7,845	$2,900
Minority interest of unitholders in the operating partnership in income before extraordinary items	(1,157)	3,814	1,478

Income before extraordinary items — diluted	$(3,673)	$11,659	$4,378

Net income (loss) — basic	$(2,516)	$7,440	$2,832
Minority interest of unitholders in operating partnership in net income	(1,157)	3,614	1,443

Net income — diluted	$(3,673)	$11,054	$4,275

Weighted average shares — basic	4,943,280	4,870,117	4,881,601
Dilutive securities — weighted average units	2,277,313	2,356,006	2,485,467

Weighted average shares — diluted	7,220,593	7,226,123	7,367,068

9. SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three years ended December 31, 2002.

Roberts Realty is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land.

The primary financial measure for Roberts Realty’s reportable business segment is net operating income (“NOI”), which represents total property revenues less total property operating expenses, excluding general and administrative and depreciation expenses. Current year NOI is compared to prior year NOI and current year budgeted NOI as measures of financial performance. NOI from apartment communities totaled $11,391,000, $12,100,000, and $13,419,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

10. RELATED PARTY TRANSACTIONS

Roberts Realty enters into transactions with Roberts Properties and Roberts Construction, affiliates of Mr. Roberts, the Chairman of the Board, Chief Executive Officer, and President of Roberts Realty Investors, Inc., in the ordinary course of business. These transactions are discussed below.

Land Acquisitions. On May 30, 2001, Roberts Realty purchased the East Fox Court land from Roberts Properties for $1,447,000. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price Roberts Realty paid included $377,000 in development-related work previously performed by Roberts Properties. Roberts Properties completed the design and development work in 2002 for a fee of $180,000. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties.

On June 20, 2001, Roberts Realty purchased the Addison Shoppes land from REES 59 L.L.C. for $4,470,000. REES 59 had previously purchased the land from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

On June 28, 2001, Roberts Realty purchased the Northridge apartment land from Roberts Properties for $5,376,000. Roberts Realty has retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty also intends to enter into a cost plus 10% contract with Roberts Construction to build the 220 apartment units. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

On June 28, 2001, Roberts Realty purchased land and the partially constructed Northridge office building from Roberts Properties for $2,147,000. Roberts Realty will use a portion of the building for its corporate office headquarters and will lease the remaining space to Roberts Properties, Roberts Construction and unaffiliated tenants. Roberts Realty entered into a fixed cost contract with Roberts Construction to complete construction of the building for $3,054,000 and intends to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will not earn a profit on the construction of the building or on the tenant finish work. Roberts Properties did not earn a profit on the sale of the land to Roberts Realty nor will it be paid a development fee for this project. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

Construction Contracts. Roberts Realty enters into contractual commitments with Roberts Construction in the normal course of business related to the construction of real estate assets. Mr. Roberts beneficially owns all of the outstanding shares of Roberts Construction. Roberts Construction constructed Addison Place Phase I, Addison Place Phase II and Veranda Chase under cost plus 10% contracts. Roberts Construction is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Shoppes retail center. Also, in 2001, Roberts Realty entered into a fixed price contract with Roberts Construction related to the construction of the Northridge corporate office building. The contractual amounts for projects started and/or completed with Roberts Construction during the last three years, from inception through December 31, 2002 are summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment

Addison Shoppes	$1,782,000	$1,686,000	$96,000
Northridge Office Building	4,670,000	3,753,000	917,000
Charlotte	23,193,000	11,039,000	12,154,000
Veranda Chase	15,710,000	15,416,000	294,000
Addison Place – Phase II	22,314,000	22,148,000	166,000

	$67,669,000	$54,042,000	$13,627,000

Roberts Realty estimates the remaining contractual commitment will be paid to Roberts Construction in 2003.

Roberts Realty paid Roberts Construction for labor and materials to perform capital improvements for the communities in the amount of $43,000, $161,000 and $33,000 in 2002, 2001 and 2000, respectively.

Development Fees. Roberts Properties received fees for various development services including market studies, business plans, design, finish selection, interior design and construction administration (including amounts described in “Land Acquisitions” above). Fees incurred totaled $180,000, $109,000 and $2,148,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Partnership Profits Interests. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the operating partnership (“Profits Interests”). There were four remaining Profits Interests as of December 31, 2002.

As the holder of the Profits Interests, Roberts Properties may receive distributions in certain circumstances. Upon a sale of any of the acquired properties, Roberts Properties will receive a distribution of a specified percentage of the gross sales proceeds. Upon a change in control of Roberts Realty or the operating partnership, Roberts Properties will receive a distribution of the applicable percentages of the fair market values of all of the properties. The amount to be distributed to Roberts Properties with respect to each affected property will, however, be limited to the amount by which the gross proceeds from the sale of that property, or, in connection with a change in control, its fair market value, exceeds the sum of:

•	the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;

•	the equity issued by the operating partnership in acquiring the property; and

•	all subsequent capital improvements to the property made by the operating partnership.

The percentages that apply to the sales prices, or fair market values, of the affected properties are shown in the following table as of December 31, 2002:

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

During 2001 and 2000, Profits Interests of $1,668,000, and $726,000, respectively, were paid to Roberts Properties (none in 2002).

Other Fees. During 2002, 2001 and 2000, affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $184,000, $145,000, and $192,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Loan Origination Fees. A director of Roberts Realty is executive vice president of L.J. Melody & Company, a commercial mortgage banking firm that has originated loans for Roberts Realty. Loan origination fees incurred were $125,000 in 2001 (none in 2002 or in 2000).

11. COMMITMENTS AND CONTINGENCIES

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, Roberts Realty believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 2,126,770 units outstanding at December 31, 2002 that could be exchanged for shares, subject to the conditions described above.

Roberts Realty enters into contractual commitments in the normal course of business related to the development of real estate assets. Management does not believe that the completion of these commitments will result in a material adverse effect on Roberts Realty’s financial position or results of operations.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Roberts Realty paid $150,000 in April 2002 in connection with the settlement of a lawsuit with the buyer of Rosewood Plantation under the terms of the warranty provisions of the sales contract (Note 3). This amount is shown in the financial statements as a loss on the sale of real estate assets, net of minority interest of $48,000.

Non-cash investing and financing activities for the years ended December 31, 2002, 2001, and 2000 were as follows:

A.	On June 23, 2000, Roberts Realty sold the Ivey Brook community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $6,190,000.

B.	On January 4, 2001, Roberts Realty sold the Rosewood Plantation community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $7,400,000. At closing, there was a $476,000 reduction in the sales proceeds which represented a pay down on the mortgage note payable.

C.	On July 11, 2001, Roberts Realty sold the Crestmark community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $15,485,000.

13. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)

	Quarter Ended

	March 31	June 30	September 30	December 31

Year Ended December 31, 2002
Total operating revenues	$4,668	$4,630	$4,709	$5,004
Income from operations	736	617	293	589
Net income (loss)	(733)	(784)	(1,041)	42
Per share (basic and diluted):
Net income (loss)	$(0.15)	$(0.16)	$(0.21)	$0.01
Year Ended December 31, 2001
Total operating revenues	$4,805	4,933	$4,101	$4,386
Income from operations	1,495	1,491	1,046	835
Net income (loss) before extraordinary items	5,439	109	2,738	(441)
Extraordinary items — Loss on early extinguishment of debt, net of minority interest	(291)	—	(114)	—
Net income (loss)	5,148	109	2,624	(441)
Per share (basic and diluted):
Net income (loss) before extraordinary items	$1.12	$0.02	$0.56	$(0.09)
Extraordinary items	(0.06)	—	(0.02)	—
Net income (loss)	1.06	0.02	0.54	(0.09)

14. SUBSEQUENT EVENT

On February 28, 2003, Roberts Realty received an aggregate of $381,000 in connection with the sale of land, reimbursement for land improvements and conveyances of temporary construction easements to Fulton County, Georgia for road right-of-way projects, which resulted in a gain of $77,000, net of minority interest of unitholders in the operating partnership.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002
(Dollars in Thousands)

		Initial Cost to Company		Improvements	Carried at Close of Period
				Capitalized
			Buildings	After		Buildings
			and	Acquisition/		and
Description	Encumbrance	Land	Improvements	Construction	Land	Improvements	Total

River Oaks	$8,579	$1,837	$9,718	$1,024	$1,833	$10,746	$12,579
Preston Oaks	12,453	2,570	11,278	361	2,570	11,639	14,209
Highland Park	9,991	1,827	10,003	323	1,827	10,326	12,153
Addison Place Phase II	22,427	696	5,168	23,524	3,195	26,193	29,388
Plantation Trace	11,345	2,385	15,802	1,367	2,385	17,169	19,554
Veranda Chase(A)	15,776	2,559	0	18,717	2,579	18,697	21,276
Charlotte	9,208	0	0	0	0	0	0
Northridge Corporate Office Bldg.(A)	2,907	0	0	0	0	0	0
Northridge Apartments(A)	3,000	0	0	0	0	0	0
Addison Shoppes(A)	3,700	0	0	0	0	0	0
Bradford Creek	7,976	1,672	12,174	148	1,672	12,322	13,994
St. Andrews at the Polo Club	20,766	4,167	23,651	141	4,167	23,792	27,959
Addison Place Phase I	9,289	2,080	10,440	585	2,080	11,025	13,105

Total	$137,417	$19,793	$98,234	$46,190	$22,308	$141,909	$164,217

		Life on which		Date of
	Accumulated	Depreciation	Date	Original
Description	Depreciation	is Computed	Acquired	Construction

River Oaks	$4,564	3 – 27.5 Years	Oct – 94	1992
Preston Oaks	4,231	3 – 27.5 Years	Oct – 94	1995
Highland Park	3,793	3 – 27.5 Years	Oct – 94	1995
Addison Place Phase II	2,739	3 – 27.5 Years	Jun – 98	1999
Plantation Trace	5,453	3 – 27.5 Years	May – 95	1990
Veranda Chase	416	3 – 27.5 Years	Nov – 02	2000
Bradford Creek	3,055	3 – 27.5 Years	Mar – 96	1998
St. Andrews at the Polo Club	1,880	3 – 27.5 Years	Nov – 01	2000
Addison Place Phase I	2,098	3 – 27.5 Years	Sep – 99	1999

Total	$28,229

The accompanying notes are an integral part of this schedule.

S-1

(A)	A portion of Addison Place Shoppes, Charlotte, Northridge community, Northridge corporate office building and the Veranda Chase community were under construction as of December 31, 2002. Construction in progress and real estate under development of $35,015,000 as of December 31, 2002 (which is excluded from Schedule III) includes these properties.

(B)	Roberts Realty enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Construction – see Note 10 to the Consolidated Financial Statements.

(C)	Gross capitalized costs of real estate assets are summarized as follows:

	2002	2001	2000

BALANCE AT BEGINNING OF PERIOD	$143,527	$123,680	$128,898
Additions during period:
Other additions	22,487	53,316	6,555
Improvements	227	380	902

Total Additions	22,714	53,696	7,457

Deductions during period:
Sales	(1,741)	(33,564)	(12,068)
Other disposals	(283)	(285)	(607)

Total disposals	(2,024)	(33,849)	(12,675)

Balance at close of period	$164,217	$143,527	$123,680

(D)	Accumulated depreciation on real estate assets is as follows:

	2002	2001	2000

BALANCE AT BEGINNING OF PERIOD	$21,463	$24,061	$21,029
Additions during period:
Depreciation expense	7,001	5,501	5,463

DEDUCTIONS DURING PERIOD
Sales	0	(7,864)	(1,959)
Other disposals:	(235)	(235)	(472)

Total disposals	(235)	(8,099)	(2,431)

Balance at close of period	$28,229	$21,463	$24,061

S-2

3.	Exhibits.

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

     We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

Exhibit
No.	Description

Articles of Incorporation, Bylaws and Certificates and Articles of Merger:

3.1	Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 1994. [* 2.1]

3.2	Bylaws of Roberts Realty Investors, Inc. [* 2.2]

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of July 22, 1994. [* 3.1]

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 1, 1994. [* 3.1.1]

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [* 3.1.2]

4.1.3	Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 from our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

4.2	Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [* 3.2]

4.2.1	Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River Oaks, L.P.; Roberts Properties Rosewood Plantation, L.P.; Roberts Properties Preston Oaks, L.P.; and Roberts Properties Highland Park, L.P. with and into Roberts Properties Residential, L.P. (1994 Consolidation). [* 3.2.1]

4.2.2	Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb Bridge, L.P. with and into Roberts Properties Residential, L.P. (Holcomb Bridge Merger). [* 3.2.2]

Exhibit
No.	Description

4.2.3	Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation Trace, L.P. with and into Roberts Properties Residential, L.P. (Plantation Trace Merger). [* 3.2.3]

4.2.4	Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St. Simons, L.P. with and into Roberts Properties Residential, L.P. (Windsong Merger). [* 3.2.4]

4.2.5	Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place Merger). [Incorporated by reference to Exhibit 4.2.5 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.6	Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club, L.P. with and into Roberts Properties Residential, L.P. (Crestmark Merger). [Incorporated by reference to Exhibit 4.2.6 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.7	Certificate and Articles of Merger filed with the Georgia Secretary of State on April 1, 1997 merging Roberts Properties Management, L.L.C. with and into Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 4.2.7 from our current report on Form 8-K dated April 1, 1997.]

Material Agreements with Affiliates:

10.1.1	Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit 10.23.1 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

10.1.2	Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts Properties Group, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit 10.23.2 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

10.1.3	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Addison Place). [Incorporated by reference to Exhibit 10.14.11 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.4	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Veranda Chase). [Incorporated by reference to Exhibit 10.16.04 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.5	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Veranda Chase). [Incorporated by reference to Exhibit 10.16.05 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.6	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Charlotte). [Incorporated by reference to Exhibit 10.17.01 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

Exhibit
No.	Description

10.1.7	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Charlotte). [Incorporated by reference to Exhibit 10.17.02 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.8	Agreement and Plan of Merger by and between Roberts Properties Residential, L.P. and Roberts Properties Management, L.L.C., dated April 1, 1997 [Incorporated by reference to Exhibit 2.1 from our current report on Form 8-K dated April 1, 1997.]

10.1.9	Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P., dated May 25, 2001 (East Fox Court). [Incorporated by reference to Exhibit 10.18.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.10	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (East Fox Court). [Incorporated by reference to Exhibit 10.18.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.11	Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P. dated June 27, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.12	Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P., dated June 27, 2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.13	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.5 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.14	Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Charles R. Elliott, dated March 20, 2001. [Incorporated by reference to Exhibit 10.17.1 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.1.15	Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Ronald L. Johnson, dated February 2, 2001. [Incorporated by reference to Exhibit 10.17.2 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.1.16	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.21.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.17	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (Northridge). [Incorporated by reference to Exhibit 10.1.17 from our annual report on Form 10-K for the year ended December 31, 2001.]

Exhibit
No.	Description

Preston Oaks Financing Documents:

10.2.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001, in the original principal amount of $12,700,000 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

10.2.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.4 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

Highland Park Financing Documents:

10.3.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002, in the original principal amount of $10,000,000 (Highland Park).

10.3.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002 (Highland Park).

10.3.3	Replacement Reserve Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002 (Highland Park).

River Oaks Financing Documents:

10.4.1	Real Estate Note A executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated October 17, 1996, in the original principal amount of $7,250,000.00 (River Oaks). [Incorporated by reference to Exhibit 10.3.3 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

10.4.2	Real Estate Note B executed by Roberts Properties Residential, L.P. in favor of Nationwide Life & Annuity Insurance Company, dated October 17, 1996, in the original principal amount of $2,000,000.00 (River Oaks). [Incorporated by reference to Exhibit 10.3.4 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

10.4.3	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company and Nationwide Life & Annuity Insurance Company, dated October 17, 1996, and related collateral documents (River Oaks). [Incorporated by reference to Exhibit 10.3.5 from our annual report on Form 10-KSB for the year ended December 31, 1996.]

Plantation Trace Financing Documents:

10.5.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, in the original principal amount of $11,900,000 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.04 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

Exhibit
No.	Description

10.5.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, and related collateral documents (Plantation Trace). [Incorporated by reference to Exhibit 10.07.05 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.5.3	Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

Bradford Creek Financing Documents:

10.6.1	Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.6 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.6.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek). [Incorporated by reference to Exhibit 10.8.7 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.6.3	Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America, dated June 1, 1998 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.8 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

Addison Place Phases I and II Financing Documents:

10.7.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.04 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.7.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, and related collateral documents (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.05 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.7.3	Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.06 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.8.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000, in the original principal amount of $22,500,000 (Addison Place Phase II). [Incorporated by reference to Exhibit 10.14.09 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

Exhibit
No.	Description

10.8.2	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place Phase II). [Incorporated by reference to Exhibit 10.14.10 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

Veranda Chase (formerly Old Norcross) Financing Documents:

10.9.1	Promissory Note executed by Roberts Realty Residential, L.P. in favor of Compass Bank, dated April 25, 2001, in the original principal amount of $17,000,000 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.9.2	Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.9.3	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.5 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

Northridge Community Financing Documents:

10.10.1	Promissory Note executed by Roberts Property Residential, L.P. in favor SouthTrust Bank, dated June 28, 2001, in the original principal amount of $3,000,000 (Northridge). [Incorporated by reference to Exhibit 10.19.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.10.2	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.10.3	Assignment of Leases and Rents executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.10.4	First Amendment to Security Instrument and Other Loan Documents dated June 25, 2002 by and among Roberts Properties Residential. L.P., Roberts Realty Investors, Inc. and SouthTrust Bank. [Incorporated by reference to Exhibit 10.10.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2002.]

Corporate Office Building Financing Documents:

10.11.1	Promissory Note executed by Roberts Property Residential, L.P. in favor of Bank of North Georgia, dated June 28, 2001 in the original principal amount of $5,280,000 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

Exhibit
No.	Description

10.11.2	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.11.3	Deed to Secure Debt executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

Addison Place Shoppes Financing Documents:

10.12.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated August 31, 2001 in the original principal amount of $2,700,000 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.21.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.12.2	Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated August 31, 2001 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.21.2 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.12.3	Promissory Note (Increased, Amended and Restated) executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated December 21, 2001 in the original principal amount of $3,700,000 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002.]

10.12.4	First Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated December 21, 2001 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002.]

10.12.5	Second Amendment to Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated April 30, 2002 in the original principal amount of $3,700,000 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002.]

10.12.6	Second Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated April 30, 2002 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002.]

10.12.7	Third Amendment to Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated August 30, 2002 in the original principal amount of $3,700,000 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.5 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002.]

Exhibit
No.	Description

10.12.8	Third Amendment to Deed to Secure Debt, Security Agreement and Assignment of Rents and Leases executed by Roberts Realty Residential, L.P. in favor of AmSouth Bank, dated August 30, 2002 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.6 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002.]

St. Andrews at the Polo Club Financing Documents:

10.13.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 in the original principal amount of $ $21,000,000 (St. Andrews at the Polo Club) [Incorporated by reference to Exhibit 10.13.1 from our Annual Report on Form 10-K for the year ended December 31, 2001.]

10.13.2	Mortgage and Security Agreement executed by Roberts Realty Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club) [Incorporated by reference to Exhibit 10.13.2 from our Annual Report on Form 10-K for the year ended December 31, 2001.]

10.13.3	Assignment of Rents and Lease executed by Roberts Realty Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club) [Incorporated by reference to Exhibit 10.13.3 from our Annual Report on Form 10-K for the year ended December 31, 2001.]

10.13.4	Guaranty Agreement (Rental Achievement) executed by Roberts Realty Investors, Inc. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club) [Incorporated by reference to Exhibit 10.13.4 from our Annual Report on Form 10-K for the year ended December 31, 2001.]

10.13.5	Guaranty Agreement (Carve out) executed by Roberts Realty Investors, Inc. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club) [Incorporated by reference to Exhibit 10.13.5 from our Annual Report on Form 10-K for the year ended December 31, 2001.]

Charlotte Financing Documents:

10.14.1	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan) [Incorporated by reference to Exhibit 10.4.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.14.2	Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 in the original principal amount of $24,000,000 (Charlotte construction loan). [Incorporated by reference to Exhibit 10.4.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.14.3	Deed of Trust, Security Agreement, and Assignment of Rents and Leases executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan). [Incorporated by reference to Exhibit 10.4.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.14.4	Guaranty Agreement executed by Roberts Realty Investors, Inc. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan). [Incorporated by reference to Exhibit 10.4.4 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

Other Exhibits:

21	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

Exhibit
No.	Description

23.2	Notice Regarding Consent of Arthur Andersen LLP

24.1	Power of Attorney (contained on the signature page hereof).

(b)	Current Reports on Form 8-K during the quarter ended December 31, 2002.

1.	Form 8-K dated and filed on November 14, 2002, furnishing under Item 9 the Statement under Oath of the Principal Executive and Financial Officers of Roberts Realty, Inc. regarding facts and circumstances relating to exchange act filings for the three and nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC

By:	/s/ Charles S. Roberts

Charles S. Roberts, Chairman of the Board, Chief Executive Officer and President
Date:	March 25, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Charles S. Roberts and Stephen M. McAleer, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles S. Roberts Charles S. Roberts	Chairman of the Board, Chief Executive Officer and President	March 25, 2003

/s/ Stephen M. McAleer Stephen M. McAleer	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2003

/s/ Charles R. Elliott Charles R. Elliott	Chief Operating Officer and Director	March 25, 2003

/s/ Dennis H. James Dennis H. James	Director	March 25, 2003

/s/ Wm. Jarell Jones Wm. Jarell Jones	Director	March 25, 2003

/s/ Ben A. Spalding Ben A. Spalding	Director	March 25, 2003

/s/ George W. Wray, Jr. George W. Wray, Jr.	Director	March 25, 2003

Certification

I, Charles S. Roberts, certify that:

1.I have reviewed this annual report on Form 10-K of Roberts Realty Investors, Inc;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003	/s/ Charles S. Roberts

Date	CHARLES S. ROBERTS President and Chief Executive Officer (principal executive officer)

Certification

I, Stephen M. McAleer, certify that:

1.I have reviewed this annual report on Form 10-K of Roberts Realty Investors, Inc;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003	/s/ Stephen M. McAleer

Date	STEPHEN M. McALEER Chief Financial Officer (principal financial and accounting officer)