Form 10-Q
period 2003-03-31
ROBERTS REALTY INVESTORS INC
filed 2003-05-12
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes [✓]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [ ✓]

The number of outstanding shares of the registrant’s Common Stock on May 1, 2003 was 5,135,241 (net of shares held in treasury).

PART I

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
REAL ESTATE ASSETS – At cost:
Land	$22,238	$22,308
Buildings and improvements	127,601	127,611
Furniture, fixtures and equipment	14,483	14,298

	164,322	164,217
Less accumulated depreciation	(30,081)	(28,229)

Operating real estate assets	134,241	135,988
Construction in progress and real estate under development	36,882	35,015

Net real estate assets	171,123	171,003
CASH AND CASH EQUIVALENTS	5,525	5,542
RESTRICTED CASH	361	340
DEFERRED FINANCING COSTS – Net of accumulated amortization of $745 and $671 at March 31, 2003 and December 31, 2002, respectively	1,276	1,349
OTHER ASSETS – Net	811	773

	$179,096	$179,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$102,538	$102,826
Construction notes payable	30,303	27,891
Land notes payable	6,700	6,700
Swap contract liability	4,594	4,813
Accounts payable and accrued expenses	2,117	2,221
Due to affiliates (including retainage payable of $943 and $1,122 at March 31, 2003 and December 31, 2002, respectively)	1,490	2,258
Security deposits and prepaid rents	542	458

Total liabilities	148,284	147,167

COMMITMENTS AND CONTINGENCIES (Note 6)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	8,905	9,361

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	0	0
Common shares, $.01 par value, 100,000,000 shares authorized, 5,498,543 and 5,459,391 shares issued at March 31, 2003 and December 31, 2002, respectively	55	55
Additional paid-in capital	25,562	25,408
Less treasury shares, at cost (362,588 shares at March 31, 2003 and December 31, 2002)	(2,764)	(2,764)
Unamortized restricted stock compensation	(110)	(139)
Retained earnings	2,430	3,317
Accumulated other comprehensive loss	(3,266)	(3,398)

Total shareholders’ equity	21,907	22,479

	$179,096	$179,007

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months
	Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$4,848	$4,411
Other operating income	305	257

Total operating revenues	5,153	4,668

OPERATING EXPENSES:
Personnel	512	431
Utilities	320	292
Repairs, maintenance and landscaping	267	285
Real estate taxes	566	495
Marketing, insurance and other	293	265
General and administrative expenses	539	525
Depreciation of real estate assets	1,883	1,639

Total operating expenses	4,380	3,932

INCOME FROM OPERATIONS	773	736

OTHER INCOME (EXPENSE):
Interest income	16	9
Interest expense	(2,076)	(1,583)
Gain on disposal of assets	0	3
Amortization of deferred financing costs	(75)	(93)

Total other expense	(2,135)	(1,664)

LOSS BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSETS	(1,362)	(928)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	398	297

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(964)	(631)
GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	77	(102)

NET LOSS	$(887)	$(733)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
Net loss	$(0.17)	$(0.15)

Weighted average common shares – basic	5,117,425	4,911,543
Weighted average common shares – diluted (effect of operating partnership units)	7,223,610	7,220,176

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(887)	$(733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest of unitholders in the operating partnership	(398)	(297)
(Gain) loss on sale of real estate asset	(77)	102
Gain on disposal of assets	0	(3)
Depreciation and amortization	1,958	1,732
Amortization of deferred compensation	5	18
Change in assets and liabilities:
(Increase) decrease in restricted cash	(21)	0
Increase in other assets	(38)	(142)
(Decrease) increase in accounts payable and accrued expenses relating to operations	(100)	608
Increase (decrease) in security deposits and prepaid rent	84	(34)

Net cash provided by operating activities	526	1,251

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	381	0
Construction of real estate assets	(3,046)	(5,308)

Net cash used in investing activities	(2,665)	(5,308)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(288)	(234)
Payment of loan costs	(2)	(233)
Proceeds from construction loans	2,412	7,184
Payoff of line of credit	0	(2,000)

Net cash provided by financing activities	2,122	4,717

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17)	660
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,542	2,617

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,525	$3,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,511	$2,092

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc., a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of multifamily apartment communities. Roberts Realty owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a “REIT”). Seven of Roberts Realty’s completed apartment communities are located in the Atlanta metropolitan area, with the eighth located in Palm Beach County, Florida.

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 71.1% and 70.6% ownership interest at March 31, 2003 and December 31, 2002, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At March 31, 2003, Roberts Realty owned eight completed multifamily apartment communities totaling 1,882 apartment homes (1,682 in the Atlanta metropolitan area and 200 in Palm Beach County, Florida); an additional 319 apartment homes were under construction in Charlotte, North Carolina; and a 220-unit apartment community in Atlanta was in the planning and design phase. In addition, Roberts Realty has a 39,907 square foot commercial office building and a 42,090 square foot retail center under construction at March 31, 2003.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 29.2% and 32.0% for the three months ended March 31, 2003 and 2002, respectively. The minority interest of the unitholders was $8,905,000 at March 31, 2003 and $9,361,000 at December 31, 2002.

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

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.	ACQUISITIONS AND DISPOSITIONS

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of its Addison Place community in Alpharetta, Georgia. The land was previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty acquired the property on June 30, 2001 for approximately $4,460,000 and, in connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. Roberts Realty is constructing a 42,090 square foot retail center on a 5-acre parcel of the property and paid Roberts Construction approximately $1,900,000 for construction-related work through March 31, 2003. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

On June 28, 2001, Roberts Realty purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its Highland Park community. The purchase price was $5,376,000 including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange. The total cost of the project is estimated to be $24,000,000. Roberts Realty has retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty has entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

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

On February 28, 2003, Roberts Realty received an aggregate of $381,000 in connection with the sale of land, reimbursement for land improvements and conveyances of temporary construction easements to Fulton County, Georgia for road right-of-way projects at the Addison Place community, which resulted in a gain of $77,000, net of minority interest of unitholders in the operating partnership.

4.	NOTES PAYABLE

Lines of Credit. Roberts Realty has unsecured lines of credit with two banks aggregating $3,000,000 to provide funds for short-term working capital needs. One facility, in the amount of $1,000,000, expires May 20, 2003. The other facility, in the amount of $2,000,000, expires August 1, 2003. At March 31, 2003, there were no borrowings under either line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at March 31, 2003 and December 31, 2002 were as follows:

		Fixed Interest	Principal Outstanding
		Rate as of
Property Securing Mortgage	Maturity	3/31/03	3/31/03	12/31/02

Addison Place – Phase I	11/15/09	6.95%	$9,262,000	$9,289,000
Addison Place – Phase II (1)	5/10/05	8.62%	22,385,000	22,427,000
Bradford Creek	6/15/08	7.15%	7,948,000	7,976,000
Highland Park	12/01/12	6.76%	9,965,000	9,991,000
Plantation Trace	10/15/08	7.09%	11,306,000	11,345,000
Preston Oaks	2/01/08	7.18%	12,418,000	12,453,000
River Oaks (2)	11/15/03	7.15%	8,545,000	8,579,000
St. Andrews at the Polo Club	12/01/11	6.95%	20,709,000	20,766,000

			$102,538,000	$102,826,000

(1)	The interest rate on this loan has been synthetically fixed at the rate shown.

(2)	On December 23, 2002, Roberts Realty signed a commitment to refinance the River Oaks mortgage note with a new $10,750,000 loan from L.J. Melody & Company, a mortgage banking firm of which a director is an executive vice president. The terms of the new loan include a ten-year term with a fixed interest rate of 5.54% payable in monthly installments of $61,307 based on a 30-year amortization schedule. Roberts Realty expects to close the new loan in August 2003 at which time L.J. Melody will immediately assign the loan to Freddie Mac.

Construction Loans. On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan to fund the construction of its 250-unit Veranda Chase community located in Atlanta. The loan is secured by the land and improvements, has a seven-year term, and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 7.38% (Note 5) for the first five years of the loan. At March 31, 2003, $16,504,000 was drawn on the loan. This obligation will be reclassified with mortgages notes payable in the consolidated balance sheet when it is fully drawn and installment payments are established.

On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At March 31, 2003, $3,124,000 was drawn on the loan.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan is secured by the land and improvements and matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. At March 31, 2003, $10,675,000 was drawn on the loan.

Land Loans. On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan matures on July 10, 2003, is secured by the Northridge land, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At March 31, 2003, $3,000,000 was drawn on the loan. Roberts Realty intends to extend the maturity date of the loan prior to maturity and roll it into a construction loan upon starting construction of the project.

On September 6, 2001, Roberts Realty closed a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and the improvements, was increased to $3,700,000 on December 21, 2001, bears interest at the 30-day LIBOR plus 185 basis points, and, as amended, matures on May 30, 2003. At March 31, 2003, $3,700,000 was drawn on the loan. Roberts Realty expects to close a 35-month construction loan and use the proceeds of the initial draw to repay this land loan before May 30, 2003.

Interest capitalized was $334,000 and $579,000 for the three months ended March 31, 2003 and 2002, respectively.

Real estate assets having a combined depreciated cost of $113,503,000 served as collateral for the outstanding mortgage debt at March 31, 2003.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

Effective January 1, 2001, Roberts Realty adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Such instruments are not used for trading or speculative purposes. Roberts Realty has entered into interest rate swap agreements to effectively fix the interest rates on its Addison Place – Phase II mortgage loan and its Veranda Chase construction/permanent loan (see Note 4

– Notes Payable). The swap agreements expire May 10, 2005 and May 5, 2006, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheet, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt.

At March 31, 2003, Roberts Realty recorded a liability of $4,594,000 relating to the estimated fair value of the swaps as a result of lower market interest rates. This resulted in a decrease in shareholders’ equity of $3,266,000 (accumulated other comprehensive income), net of minority interest of $1,328,000. At December 31, 2002, the liability relating to the estimated fair value of the swaps was $4,813,000, which resulted in a decrease in shareholders’ equity of $3,398,000 (accumulated other comprehensive income), net of minority interest of $1,415,000. Provided that Roberts Realty holds these instruments until maturity, as it intends, it will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at March 31, 2003 will be reduced as Roberts Realty performs under these instruments, as the difference between the market interest rate and the fixed rates decreases, and as these obligations mature.

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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction that relate to the development and construction of real estate assets.

Roberts Construction constructed Veranda Chase under a cost plus 10% contract and is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Place Shoppes retail center. Also, in 2001, Roberts Realty entered into a fixed price contract with Roberts Construction related to the construction of the Northridge corporate office building. At March 31, 2003, the remaining commitments under construction contracts were $12,098,000 as summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment

Addison Place Shoppes	$2,125,000	$2,029,000	$96,000
Northridge Office Building	4,670,000	3,893,000	777,000
Charlotte	23,193,000	12,335,000	10,858,000
Veranda Chase	15,710,000	15,450,000	260,000
Addison Place – Phase II	21,929,000	21,822,000	107,000

	$67,627,000	$55,529,000	$12,098,000

7.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended March 31, 2003 and 2002, a total of 38,325 and 12,770 partnership units, respectively, were exchanged for an equal number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the three months ended March 31, 2003 and 2002, Roberts Realty granted 827 and 2,047 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $5,000 and $15,000, respectively, which was recorded as unamortized deferred compensation and is shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period. In the three months ended March 31, 2003, 3,980 shares of restricted stock with an original market value of $30,000 were forfeited by employees who terminated employment before vesting.

Dividends. Roberts Realty suspended the quarterly dividend payment for all four quarters of 2003 and all four quarters of 2002.

Earnings Per Share. Reconciliations of net loss to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	Three Months Ended
	March 31,

	2003	2002

Net loss – basic	$(887)	$(733)
Minority interest of unitholders in the operating partnership in loss	(366)	(345)

Net loss – diluted	$(1,253)	$(1,078)

Weighted average shares – basic	5,117,425	4,911,543
Dilutive securities – weighted average units	2,106,185	2,308,633

Weighted average shares – diluted (effect of operating partnership units)	7,223,610	7,220,176

8.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three months ended March 31, 2003 and 2002.

Roberts Realty is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002), which specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 142 did not have a material impact on the financial position or results of operations.

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

In April 2002, the FSAB issued SFAS No. 145 “Rescission of SFAS Nos. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections.” SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption will affect the classifications of those amounts in the financial statements of subsequent periods and comparative prior periods. Effective January 1, 2003, Roberts Realty adopted SFAS No. 145, which did not have a material impact on Roberts Realty’s financial position or results of operations.

In June 2002, the FSAB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Roberts Realty believes the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of SFAS Nos. 5, 57, and 107, and recession of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for Roberts Realty as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. Roberts Realty does not expect the requirements of FIN 45 to have a material impact on its financial position or results of operations.

10.	COMPREHENSIVE LOSS

Roberts Realty’s comprehensive loss, which consists of net loss and the change in the fair value of the swap contract payable, is calculated as follows:

	Three Months
	Ended March 31,

	2003	2002

Net loss	$(887)	$(733)
Change in the fair value of the swap contract payable, net of minority interest	132	264

Total comprehensive loss	$(755)	$(469)

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

Overview

     We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of May 1, 2003, we own a 71.1% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

     As of May 1, 2003, we own:

•	seven existing multifamily apartment communities that are stabilized containing a total of 1,632 apartment homes;

•	one existing community containing 250 apartment homes that is completing its lease-up phase;

•	one community under construction that will contain 319 apartment homes;

•	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land);

•	a 42,090 square foot retail center currently under construction; and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate office building.

     Seven of our communities – Addison Place, Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, River Oaks, and St. Andrews at the Polo Club – totaling 1,632 apartment homes, are stabilized. Veranda Chase, consisting of 250 apartment homes, is 91.8% leased as of May 1, 2003, and we expect it to be stabilized in the second quarter of 2003. Construction of our Charlotte community is progressing steadily, and we expect it to be substantially complete by the fourth quarter of 2003. We anticipate leasing activity at our Charlotte community to begin in the second quarter of 2003. All of our communities are located in metropolitan Atlanta, Georgia, except the Charlotte community and St. Andrews at the Polo Club, which is located in the city of Wellington, Palm Beach County, Florida.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of May 1, 2003, our seven stabilized communities totaling 1,632 apartment homes had a physical occupancy rate of 89.4%.

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

     Our board of directors suspended payment of our quarterly dividends for all four quarters of 2002. Based on current conditions, the board voted to suspend payment of quarterly dividends for 2003. In addition to experiencing lower occupancy and operating revenues at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $12.5 million of our equity that is currently not producing any cash flow. The decreased revenues, together with our growth program, have resulted in decreased cash flow for our company. We believe that our cash flow from operations will begin to increase as we finish the lease-up at Veranda Chase and complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower occupancy and lower rents.

     We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed all of our existing communities, except (a) the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor, and (b) the 200 unit St. Andrews at the Polo Club apartment community, which we acquired on November 6, 2001 while still in the lease-up phase. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction is the general contractor of our Charlotte community and will oversee the completion of its construction. Roberts Construction began construction on the Addison Place Shoppes and the corporate office building before we purchased these properties, and we have retained Roberts Construction to finish construction. We retained Roberts Properties to develop our Northridge community and we entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

Results of Operations

     Comparison of Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002.

     For the three months ended March 31, 2003, we recorded a net loss of ($877,000), or $(0.17) per share, compared to a net loss of ($733,000) or $(0.15) per share, for the three months ended March 31, 2002. Our results include:

(a)	a $493,000 increase in interest expense due primarily to Veranda Chase (which was substantially completed during the third quarter of 2002), a larger loan secured by Highland

Park (which was refinanced during the fourth quarter of 2002), and a decrease in capitalized interest associated with the Northridge property;

(b)	a $243,000 increase in depreciation expense due primarily to Veranda Chase;

(c)	a $71,000 increase in property taxes due primarily to Veranda Chase;

offset by:

(d)	a $485,000 increase in total operating revenues due primarily to Veranda Chase; and

(e)	a $77,000 gain, net of minority interest, from the sale of land and reimbursement for land improvements for road right-of-way projects at the Addison Place community in February 2003, compared to a $102,000 loss, net of minority interest, associated with a settlement in 2002 in connection with the sale of Rosewood Plantation.

     The operating performance for all our apartment communities is summarized in the following table:

	Three Months Ended
	March 31,

	2003	2002	Percentage Change

Total operating revenues	$5,153,000	$4,668,000	10.4%
Property operating expenses (1)	(1,958,000)	(1,768,000)	10.7%
General and administrative expenses	(539,000)	(525,000)	2.7%
Depreciation of real estate assets	(1,883,000)	(1,639,000)	14.9%

Income from operations	$773,000	$736,000	5.0%

Average stabilized occupancy (2)	91.1%	90.7%	0.4%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

     Five of our communities (Bradford Creek, Highland Park, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the three-month periods ended March 31, 2003 and 2002. Our same-property operating revenues decreased by $65,000, or 2.2%, from $2,919,000 for the three months ended March 31, 2002 to $2,854,000 for the three months ended March 31, 2003. Our same-property operating expenses decreased by $45,000, or 4.4% from $1,031,000 for the three months ended March 31, 2002 to $986,000 for the three months ended March 31, 2003. Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses. Stabilized occupancy for our same-property communities was 91.6% for the three months ended March 31, 2003 compared to 91.3% for the three months ended March 31, 2002. The increase in stabilized occupancy was offset by higher rent concessions and resulted in lower net revenues.

     The following discussion compares our statements of operations for the three months ended March 31, 2003 and 2002.

     Total operating revenues increased $485,000 or 10.4% from $4,668,000 for the three months ended March 31, 2002 to $5,153,000 for the three months ended March 31, 2003. The increase in operating revenues is due primarily to the following:

(a)	a $589,000 increase in operating revenues from Addison Place (which completed its lease-up in September 2002) and Veranda Chase (which began its lease-up in the second quarter of 2002);

offset by:

(b)	a decrease in operating revenues of $65,000 from same-properties and of $37,000 from St. Andrews at the Polo Club for the three months ended March 31, 2003 compared to the same period in 2002, due primarily to higher rent concessions.

     Property operating expenses, which include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses, increased $190,000 or 10.7% from $1,768,000 for the three months ended March 31, 2002 to $1,958,000 for the three months ended March 31, 2003. The increase is due primarily to Veranda Chase, offset by a decrease in operating expenses at our same-properties.

     General and administrative expenses increased $14,000 or 2.7% from $525,000 for the three months ended March 31, 2002 to $539,000 for the three months ended March 31, 2003 and include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees and other costs. General and administrative expenses as a percentage of operating revenues decreased from 11.2% for the three months ended March 31, 2002 to 10.5% for the three months ended March 31, 2003.

     Depreciation expense increased $244,000 or 14.9% from $1,639,000 for the three months ended March 31, 2002 to $1,883,000 for the three months ended March 31, 2003. The increase is due primarily to Veranda Chase. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $493,000 or 31.1% from $1,583,000 for the three months ended March 31, 2002 to $2,076,000 for the three months ended March 31, 2003, due primarily to the following:

•	the completion of construction of Veranda Chase in the fourth quarter 2002 and the discontinued capitalization of construction period interest;

•	the refinancing of Highland Park in November 2002 with a higher loan amount; and

•	a decrease in capitalized interest associated with the Northridge property.

Liquidity and Capital Resources

     Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002. Cash and cash equivalents decreased $17,000 during the three months ended March 31, 2003 compared to an increase of $660,000 during the three months ended March 31, 2002. The change is due to a decrease in cash provided by operating activities of $725,000 and a decrease in cash provided by financing activities of $2,595,000 offset by a decrease in cash used in investing activities of $2,643,000.

     A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities decreased $725,000 from $1,251,000 during the three months ended March 31, 2002 to $526,000 during the three months ended March 31, 2003. The decrease in cash flow from operations is due primarily to the payment of 2002 real estate taxes for St. Andrews at the Polo Club in the first quarter of 2003. We did not pay real estate taxes in the first quarter of 2002 because we had recently purchased this property in November 2001. Generally, depreciation and amortization expenses are the most significant adjustments to net income in arriving at cash provided by operating activities.

     To address the decline in our cash flow from operations, our board of directors suspended payment of our quarterly dividends for all four quarters of 2002. Based on current conditions, our board of directors voted to suspend payment of quarterly dividends for 2003. In addition to experiencing lower occupancy and operating revenues at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $12.5 million of our equity that is currently not producing any cash flow. The decreased revenue, together with our growth program, has resulted in decreased cash flow for our company. We believe that our cash flow from operations will begin to increase as we finish the lease-up at Veranda Chase and complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth the Atlanta apartment market will remain soft and we will continue to experience the negative effects of lower occupancies and rents.

     Net cash used in investing activities decreased $2,643,000 from $5,308,000 during the three months ended March 31, 2002 to $2,665,000 during the three months ended March 31, 2003. This decrease is attributable to decreased spending on construction of $2,262,000 (primarily because we completed Veranda Chase in the fourth quarter 2002) and to the cash proceeds from the sale of land and reimbursement for land improvements for right-of-way projects at the Addison Place community in February 2003.

     Net cash provided by financing activities decreased $2,595,000 from $4,717,000 during the three months ended March 31, 2002 to $2,122,000 during the three months ended March 31, 2003. The decrease is due primarily to the following:

(a)	a $2,409,000 decrease in construction loan borrowings for our Charlotte community (the initial funding of this loan was in February 2002);

(b)	a $2,171,000 decrease in construction loan borrowings for Veranda Chase because we completed construction in the fourth quarter 2002;

offset by:

(c)	the $2,000,000 payoff of a line of credit in the first quarter of 2002.

     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at May 1, 2003 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
May 1, 2003

			Interest	Maturity	Balance At	Monthly	Current
	Lender	Interest Terms	Rate(1)	Date	Maturity	Payment	Balance

Revolving $1 million credit line	Bank of North Georgia	LIBOR plus 200 b.p	3.32%	05/20/03	$0	Interest only	$0
Addison Place Shoppes land loan	AmSouth Bank	LIBOR plus 185 b.p	3.17	05/30/03	3,700,000	Interest only	3,700,000
Northridge Apartments land loan	SouthTrust Bank	LIBOR plus 175 b.p	3.07	07/10/03	3,000,000	Interest only	3,000,000
Revolving $2 million credit line	Compass Bank	LIBOR plus 175 b.p	3.07	08/01/03	0	Interest only	0
River Oaks(3)	Nationwide Life	Fixed-rate permanent	7.15	11/15/03	8,513,000	$62,475	8,533,000
Office Building(7)	Bank of North Georgia	LIBOR plus 200 b.p	3.32	06/01/04	5,280,000	Interest only	3,157,000
Addison Place Phase II(6)	First Union Bank	Fixed-rate const/perm	8.62	05/10/05	22,071,000	Variable(6)	22,377,000
Preston Oaks(4)	Freddie Mac	Fixed-rate permanent	7.18	02/01/08	11,694,000	$86,034	12,407,000
Charlotte(8)	AmSouth Bank	LIBOR plus 200 b.p	3.32	03/10/08	19,642,000	Interest only	11,180,000
Veranda Chase(7)	Compass Bank	Fixed-rate const/perm	7.38	04/25/08	16,348,000	Interest only	16,551,000
Bradford Creek(3)	Nationwide Life	Fixed-rate permanent	7.15	06/15/08	7,290,000	$56,734	7,939,000
Plantation Trace(2)	Prudential Life	Fixed-rate permanent	7.09	10/15/08	10,313,000	$79,892	11,293,000
Addison Place Phase I(2)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,252,000
St. Andrews at the Polo Club(5)	State Farm	Fixed-rate permanent	6.95	12/01/11	18,138,000	$139,009	20,690,000
Highland Park(4)	Freddie Mac	Fixed-rate permanent	6.76	12/01/12	8,597,000	$64,926	9,957,000

Totals					$142,973,000		$140,036,000

(1)	The interest rate shown for variable-rate debt is as of May 1, 2003.

(2)	Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(3)	Each of the loans secured by the River Oaks and Bradford Creek communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(4)	Each of the loan secured by the Preston Oaks and Highland Park communities may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loan is prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium shall be 1% of the unpaid principal balance of the note. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(5)	The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

(6)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Principal payments on the loan are scheduled as follows: 2003 — $145,000; 2004 — $152,000; 2005 — $59,000, plus the balloon payment due of $22,071,000.

(7)	The construction loan for Veranda Chase is not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of this loan is drawn and is the balance due at maturity. The loan is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee.

(8)	The construction loans for Charlotte, and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each of these loans is drawn and is the balance due at maturity.

     Our existing loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2003 to 2012 as summarized below:

Debt Maturity Schedule:

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties

2003	$15,213,000	Addison Place Shoppes land loan, Northridge Apartments land loan and River Oaks
2004	5,280,000	Northridge office building
2005	22,071,000	Addison Place Phase II
2006	0
2007	0
2008	65,287,000	Preston Oaks, Bradford Creek, Plantation Trace, Charlotte and Veranda Chase
2009	8,387,000	Addison Place Phase I
2010	0
2011	18,138,000	St. Andrews at the Polo Club
2012	8,597,000	Highland Park

Total	$142,973,000

     We intend to refinance or extend the loans that are scheduled to mature in 2003 as described in the following paragraphs. In certain instances our plans are subject to lender approval that we have not yet obtained, and we cannot provide assurances that we will obtain that approval.

     We have lines of credit with two banks aggregating $3,000,000 to provide funds for short-term working capital purposes. One facility in the amount of $1,000,000 expires May 20, 2003. The other credit facility in the amount of $2,000,000 expires August 1, 2003. No principal or interest is currently outstanding on either facility. Although we intend to renew both lines of credit, there is no assurance that the banks will offer renewals or, if those renewals are offered, that they will be on favorable terms.

     On September 6, 2001, we closed on a $2,700,000 loan to fund the initial construction of the Addison Place Shoppes retail center. The loan, which is secured by the land and improvements, was increased to $3,700,000 on December 21, 2001 and, as amended, has a maturity date of May 30, 2003. We expect to close a 35-month construction loan and use the proceeds of the initial draw to repay this land loan before May 30, 2003. If this financing does not occur as we expect, we can provide no assurance that other financing will be available or, if it is available, that it will be on favorable terms.

     On June 28, 2001, we closed a $3,000,000 loan secured by the Northridge land located next to our Highland Park community. We intend to construct a 220-unit apartment community on this property. The loan has a balance of $3,000,000 and matures on July 10, 2003. We intend to extend the maturity date of the loan prior to maturity and roll it into a construction loan upon starting construction of the project. There is no assurance that financing will be available or, if it is available, that it will be on favorable terms.

     On December 23, 2002, we signed a commitment to refinance the River Oaks mortgage note with a new $10,750,000 loan from L.J. Melody & Company, a mortgage banking firm of which a director is an executive vice president. The terms of the new loan include a ten-year term with a fixed interest rate of 5.54% payable in monthly installments of $61,307 based on a 30-year amortization schedule. The existing loan on River Oaks matures in November 2003 and as of May 1, 2003 has a current balance of $8,533,000. We expect to close the new loan in August 2003 at which time L.J. Melody will immediately assign the loan to Freddie Mac.

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

     Other than as described above, we anticipate that aggregate property rental and other operating revenues will be adequate to provide short-term (less than 12 months) liquidity for the payment of direct rental operating expenses, and interest and amortization of principal on related mortgage notes payable. We intend to meet our other short-term liquidity requirements, including improvements and renovations at existing communities, generally through our net cash provided by operations. In the event cash provided by operations is not sufficient, we intend to curtail improvement and renovation activities or use cash reserves. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans.

Stock Repurchase Plan

     Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002 and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2002 or during the three months ended March 31, 2003. We intend to ask our board of directors for authorization to repurchase an additional 300,000 shares of our stock. We will continue to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and the price per share.

Inflation

     Substantially all apartment leases are for an initial term of not more than 12 to 14 months and thus may enable us to seek increases in rents after the expiration of each lease. We believe the short-term nature of these leases reduces our risk of the adverse effects of inflation.

Supplemental Disclosure of Funds From Operations

     Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We believe that FFO is an important measure of our operating performance. We believe that FFO provides useful information to investors because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity REIT with another on the basis of operating performance. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). The following table reconciles net income to FFO (dollars in thousands).

	Three Months
	Ended March 31,

	2003	2002

Net loss	$(887)	$(733)
Minority interest of unitholders	(398)	(297)
(Gain) on disposal of assets	0	(3)
(Gain) loss on sale of real estate assets	(77)	102
Depreciation expense	1,883	1,639

Funds From Operations	$521	$708

Weighted average shares and units outstanding during the period	7,223,610	7,220,176

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

     Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance, and development fees incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed on a straight-line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the

Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At March 31 2003, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

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

•	The current unfavorable market and economic conditions in Atlanta, Charlotte and Palm Beach County could continue to depress our occupancy and rental rates and adversely affect our financial performance.

•	Further unfavorable changes in market and occupancy conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

•	Increased competition in the Atlanta, Charlotte and Palm Beach County markets could limit our ability to lease our apartment homes or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction risks inherent in our Charlotte and Northridge communities, our corporate office building and our Addison Shoppes retail center, and the other communities we may develop in the future, could adversely affect our financial performance.

•	If we are unable to lease-up our Veranda Chase, Charlotte and Northridge communities as we expect, our financial performance will be adversely affected.

•	We may be unable to extend the maturity dates or otherwise refinance some or all of our $6,700,000 in outstanding land loans that mature in 2003, or we may be able to do so only on unfavorable terms. If we are unable to extend these maturity dates or refinance this debt and we are required to pay off these loans, we could be required to sell one or more of our properties to fund these repayments, and doing so could materially and adversely affect our financial performance.

•	We might not be able to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

•	We have approximately $21,037,000 in debt at May 1, 2003 that bears interest at variable interest rates (excluding loans on which we have synthetically fixed the interest rate), and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     In addition, the market price of the common stock may from time to time fluctuate materially as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the “Risk Factors” section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 4 and 5 to the consolidated financial statements included in this report. Our Addison Place Phase II loan and our Veranda Chase construction loan, which had an aggregate outstanding principal balance of $38,889,000 at March 31, 2003, have synthetically fixed interest rates. When we closed each of these loans, we entered into interest rate swap agreements that synthetically fixed the interest rates. The fair value of those interest rate swap agreements at March 31, 2003 was a liability of $4,594,000 as a result of lower market interest rates compared to the synthetically fixed rates. If we hold these instruments until maturity, as we intend, we will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at March 31, 2003 will be reduced as we perform under these instruments, as the difference between the market interest rate and the fixed rates decrease, and as these obligations mature. All of our other permanent mortgage loans secured by our existing communities, with an aggregate outstanding principal balance of $80,153,000 at March 31, 2003, bear interest at fixed rates.

     The remaining long-term construction loans, which had an aggregate outstanding balance of $13,799,000 at March 31, 2003, bear interest at 200 basis points over the 30-day LIBOR rate. Our lines of credit and land loan interest rates range from 175 to 200 basis points over the 30-day LIBOR rate. At March 31, 2003, those loans had an aggregate outstanding principal balance of $6,700,000. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     We did not modify, limit, or qualify the rights of the holders of common stock during the three months ended March 31, 2003. During the three months ended March 31, 2003, we granted 827 shares of restricted stock to two employees as incentive compensation. The market value of these restricted stock grants totaled $5,000, which was recorded as unamortized deferred compensation and is shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period. The grants were exempt from registration as private placements under section 4(2) of the Securities Act of 1933. We affixed appropriate legends to the share certificates we issued in these transactions. The recipients of these securities had adequate access to information about us through their relationship with us. These securities are deemed to be restricted securities for purposes of the Securities Act of 1933. During the three months ended March 31, 2002, we granted 2,047 shares of restricted stock to four employees as incentive compensation. During the three months ended March 31, 2003, 3,980 shares of restricted stock with an original market value of $30,000 were forfeited by employees who terminated employment before vesting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the three months ended March 31, 2003.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

10.1.18	Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. (Northridge).

(b)	Current Reports on Form 8-K during the quarter ended March 31, 2003.
Form 8-K dated and filed on March 26, 2003, furnishing under Item 9 the Statement under Oath of the Principal Executive and Financial Officers of Roberts Realty Investors, Inc. regarding facts and circumstances relating to Exchange Act filings for the year ended December 31, 2002.

Exhibit
No.	Description

99.1	Certifications of the company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In accordance with applicable SEC guidance, these certifications accompany this report, are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003

ROBERTS REALTY INVESTORS, INC.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003 Date	/s/ Charles S. Roberts CHARLES S. ROBERTS President and Chief Executive Officer (principal executive officer)

Certification

I, Stephen M. McAleer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Roberts Realty Investors, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003 Date	/s/ Stephen M. McAleer STEPHEN M. McALEER Chief Financial Officer (principal financial and accounting officer)