Form 10-Q
period 2003-06-30
ROBERTS REALTY INVESTORS INC
filed 2003-08-13
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒ No ☐

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on August 1, 2003 was 5,186,048 (net of shares held in treasury).

PART I

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
REAL ESTATE ASSETS — At cost:
Land	$20,411	$20,482
Buildings and improvements	118,519	118,511
Furniture, fixtures and equipment	13,297	13,072

	152,227	152,065
Less accumulated depreciation	(27,822)	(24,437)

Operating real estate assets	124,405	127,628
Construction in progress and real estate under development	40,311	35,015

Net real estate assets	164,716	162,643
CASH AND CASH EQUIVALENTS	5,005	5,542
RESTRICTED CASH	328	309
DEFERRED FINANCING COSTS — Net of accumulated amortization of $812 and $668 at June 30, 2003 and December 31, 2002, respectively	1,115	1,191
ASSETS HELD FOR SALE	8,376	8,570
OTHER ASSETS — Net	701	752

	$180,241	$179,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$92,312	$92,834
Construction notes payable	35,894	27,891
Land notes payable	3,000	6,700
Swap contract liability	4,506	4,813
Accounts payable and accrued expenses	2,528	2,178
Due to Roberts Construction (including retainage payable of $954 and $1,122 at June 30, 2003 and December 31, 2002, respectively)	1,844	2,258
Security deposits and prepaid rents	394	413
Liabilities related to assets held for sale	10,133	10,080

Total liabilities	150,611	147,167

COMMITMENTS AND CONTINGENCIES (Note 7)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	8,415	9,361

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,531,684 and 5,459,391 shares issued at June 30, 2003 and December 31, 2002, respectively	55	55
Additional paid-in capital	25,734	25,408
Less treasury shares, at cost (362,588 shares at June 30, 2003 and December 31, 2002)	(2,764)	(2,764)
Unamortized restricted stock compensation	(92)	(139)
Retained earnings	1,508	3,317
Accumulated other comprehensive loss	(3,226)	(3,398)

Total shareholders’ equity	21,215	22,479

	$180,241	$179,007

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$4,461	$3,836	$8,801	$7,740
Other operating income	280	247	564	475

Total operating revenues	4,741	4,083	9,365	8,215

OPERATING EXPENSES:
Personnel	457	440	925	815
Utilities	277	248	569	516
Repairs, maintenance and landscaping	327	273	576	526
Real estate taxes	518	440	1,036	885
Marketing, insurance and other	281	241	547	474
General and administrative expenses	544	489	1,083	1,014
Depreciation of real estate assets	1,722	1,569	3,500	3,092

Total operating expenses	4,126	3,700	8,236	7,322

INCOME FROM OPERATIONS	615	383	1,129	893

OTHER INCOME (EXPENSE):
Interest income	16	13	32	22
Interest expense	(1,898)	(1,542)	(3,805)	(2,986)
Loss on disposal of assets	(18)	(15)	(11)	(11)
Amortization of deferred financing costs	(74)	(78)	(145)	(168)

Total other expense	(1,974)	(1,622)	(3,929)	(3,143)

LOSS BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSETS	(1,359)	(1,239)	(2,800)	(2,250)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	388	395	809	718

LOSS BEFORE GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS	(971)	(844)	(1,991)	(1,532)
GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	—	—	77	(102)

LOSS FROM CONTINUING OPERATIONS	(971)	(844)	(1,914)	(1,634)
INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership	49	60	105	116

NET LOSS	$(922)	$(784)	$(1,809)	$(1,518)

LOSS PER COMMON SHARE — BASIC AND DILUTED:
Loss from continuing operations	$(0.19)	$(0.17)	$(0.37)	$(0.33)
Income from discontinued operations	0.01	0.01	0.02	0.02

Net loss	$(0.18)	$(0.16)	$(0.35)	$(0.31)

Weighted average common shares — basic	5,156,163	4,920,708	5,137,012	4,916,151
Weighted average common shares — diluted (effect of operating partnership units)	7,223,777	7,220,419	7,223,690	7,220,298

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,809)	$(1,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest of unitholders in the operating partnership	(767)	(663)
(Gain) loss on sale of real estate asset	(77)	102
Loss on disposal of assets	11	13
Depreciation and amortization	3,859	3,505
Amortization of deferred compensation	26	36
Change in assets and liabilities:
Increase in restricted cash	(21)	(3)
Decrease (increase) in other assets	48	(117)
Increase in accounts payable and accrued expenses relating to operations	457	1,239
Decrease in security deposits and prepaid rent	(11)	(15)

Net cash provided by operating activities	1,716	2,579

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	381	—
Acquisition and construction of real estate assets	(6,292)	(10,316)

Net cash used in investing activities	(5,911)	(10,316)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	22,500
Principal repayments on mortgage notes payable	(575)	(480)
Payoff of land notes payable	(3,700)	(1,300)
Payment of loan costs	(70)	(266)
Proceeds from construction loans	8,003	10,730
Payoff of construction loan	—	(22,500)
Proceeds from lines of credit	—	402
Payoff of line of credit	—	(2,002)

Net cash provided by financing activities	3,658	7,084

NET DECREASE IN CASH AND CASH EQUIVALENTS	(537)	(653)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,542	2,617

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,005	$1,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,867	$4,365

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc., a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of multifamily apartment communities. Roberts Realty owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust (a “REIT”). After the August 6, 2003 sale of Roberts Realty’s Highland Park community located in Atlanta, six of Roberts Realty’s seven completed apartment communities are located in the Atlanta metropolitan area, with the seventh located in Palm Beach County, Florida.

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 71.6% and 70.6% ownership interest at June 30, 2003 and December 31, 2002, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At June 30, 2003, Roberts Realty owned eight completed multifamily apartment communities totaling 1,882 apartment homes (1,682 in the Atlanta metropolitan area and 200 in Palm Beach County, Florida); an additional 319 apartment homes were under construction in Charlotte, North Carolina; and a 220-unit apartment community in Atlanta was in the planning and design phase. In addition, Roberts Realty has a 39,907 square foot commercial office building and a 39,205 square foot retail center under construction at June 30, 2003. The sale of Roberts Realty’s Highland Park community on August 6, 2003 reduced the number of completed apartment communities to seven, totaling 1,694 apartment homes.

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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), which are affiliates of Roberts Realty that are wholly owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty. These contracts relate to the development and construction of real estate assets. (See Note 7.)

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 28.6% and 31.9% for the three months ended June 30, 2003 and 2002, respectively, and 28.9% and 31.9% for the six months ended June 30, 2003 and 2002, respectively. The minority interest of the unitholders was $8,415,000 at June 30, 2003 and $9,361,000 at December 31, 2002.

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

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of its Addison Place community in Alpharetta, Georgia. The land was previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty acquired the property on June 30, 2001 for approximately $4,460,000 and, in connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. Roberts Realty is constructing a 39,205 square foot retail center on a 5-acre parcel of the property and paid Roberts Construction approximately $1,918,000 for construction-related work through June 30, 2003. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

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

4.	DISCONTINUED OPERATIONS

For the three and six months ended June 30, 2003 and 2002, income from discontinued operations relates to Roberts Realty’s 188-unit Highland Park community that Roberts Realty has designated as held for sale at June 30, 2003. See Note 12 — Subsequent Event for information relating to the sale of the Highland Park community. The following table summarizes information for Highland Park as of June 30, 2003 and December 31, 2002 (dollars in thousands, unaudited):

	June 30,	December 31,
	2003	2002

Land	$1,827	$1,827
Buildings and improvements	9,095	9,100
Furniture, fixtures and equipment	1,236	1,226

	12,158	12,153
Less accumulated depreciation	(3,988)	(3,793)

Operating real estate assets	8,170	8,360
Restricted cash	33	32
Deferred financing costs, net of accumulated amortization	149	157
Other assets	24	21

Assets held for sale	$8,376	$8,570

Mortgage note payable	$9,939	$9,991
Accounts payable and accrued expenses	141	44
Security deposits and prepaid rents	53	45

Liabilities related to assets held for sale	$10,133	$10,080

The following table summarizes revenue and expense information for Highland Park for the three and six month periods ended June 30, 2003 and 2002 (dollars in thousands, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

OPERATING REVENUES:
Rental operations	$493	$523	$1,001	$1,030
Other operating income	26	24	47	54

Total operating revenues	519	547	1,048	1,084
OPERATING EXPENSES:
Personnel	43	53	87	109
Utilities	25	26	53	51
Repairs, maintenance and landscaping	37	37	62	70
Real estate taxes	48	48	96	98
Marketing, insurance and other	26	29	52	60
Depreciation of real estate assets	101	120	206	237

Total operating expenses	280	313	556	625
INCOME FROM OPERATIONS	239	234	492	459
OTHER EXPENSE:
Interest expense	(168)	(139)	(337)	(278)
Gain (loss) on disposal of assets	1	(2)	—	(2)
Amortization of deferred financing costs	(4)	(5)	(8)	(8)

Total other expense	(171)	(146)	(345)	(288)
Income before minority interest	68	88	147	171
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(19)	(28)	(42)	(55)

INCOME FROM DISCONTINUED OPERATIONS	$49	$60	$105	$116

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the condensed consolidated statements of operations.

5.	NOTES PAYABLE

Lines of Credit. Roberts Realty has unsecured lines of credit with two banks, aggregating $3,000,000, to provide funds for short-term working capital needs. One facility, in the amount of $1,000,000, expires June 1, 2004. The other facility, in the amount of $2,000,000, expires August 1, 2004. At June 30, 2003, there were no borrowings under either line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at June 30, 2003 and December 31, 2002 were as follows:

		Fixed
		Interest	Principal Outstanding
		Rate as of
Property Securing Mortgage	Maturity	6/30/03	6/30/03	12/31/02

Addison Place — Phase I	11/15/09	6.95%	$9,234,000	$9,289,000
Addison Place — Phase II(1)	5/10/05	8.62%	22,347,000	22,427,000
Bradford Creek	6/15/08	7.15%	7,920,000	7,976,000
Highland Park	12/01/12	6.76%	9,939,000	9,991,000
Plantation Trace	10/15/08	7.09%	11,266,000	11,345,000
Preston Oaks	2/01/08	7.18%	12,383,000	12,453,000
River Oaks (2)	11/15/03	7.15%	8,510,000	8,579,000
St. Andrews at the Polo Club	12/01/11	6.95%	20,652,000	20,766,000

			$102,251,000	$102,826,000

(1)	The interest rate on this loan has been synthetically fixed at the rate shown. See Note 6.

(2)	On December 23, 2002, Roberts Realty signed a commitment to refinance the River Oaks mortgage note with a new $10,750,000 loan from L.J. Melody & Company, a mortgage banking firm. A director of Roberts Realty is Managing Director — Southeast Region, with L.J. Melody & Company. The terms of the new loan include a ten-year term with a fixed interest rate of 5.54% payable in monthly installments of $61,307 based on a 30-year amortization schedule. Roberts Realty expects to close the new loan in the third quarter of 2003 and that L.J. Melody will immediately assign the loan to Freddie Mac. Roberts Realty expects to pay L.J. Melody a fee of approximately $81,000 in connection with this transaction.

Construction Loans. On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan to fund the construction of its 250-unit Veranda Chase community located in Atlanta. The loan is secured by the land and improvements, has a seven-year term, and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 7.38% (see Note 6) for the first five years of the loan. At June 30, 2003, $16,687,000 was drawn on the loan. This obligation will be reclassified with mortgages notes payable in the consolidated balance sheet when it is fully drawn and installment payments are established.

On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At June 30, 2003, $3,322,000 was drawn on the loan.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan is secured by the land and improvements and matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, interest will be payable monthly on the same basis but principal will also be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0%. At June 30, 2003, $12,699,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shoppes retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At June 30, 2003, $3,186,000 was drawn on the loan.

Land Loans. On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan matures on July 10, 2004, is secured by the Northridge land, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At June 30, 2003, $3,000,000 was drawn on the loan. Roberts Realty intends to roll the loan into a construction loan upon starting construction of the project.

Interest capitalized was $291,000 and $621,000 for the three months ended June 30, 2003 and 2002, respectively, and $625,000 and $1,200,000 for the six months ended June 30, 2003 and 2002, respectively.

Real estate assets having a combined depreciated cost of $111,980,000 served as collateral for the outstanding mortgage debt at June 30, 2003.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

Effective January 1, 2001, Roberts Realty adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Such instruments are not used for trading or speculative purposes. Roberts Realty has entered into interest rate swap agreements to effectively fix the interest rates on its Addison Place — Phase II mortgage loan and its Veranda Chase construction/permanent loan (see Note 5 — Notes Payable). The swap agreements expire May 10, 2005 and May 5, 2006, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheet, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. Any ineffective portion of cash flow hedges are recognized immediately in earnings. Roberts Realty intends to hold the interest rate swap arrangements and related debt agreements until maturity. In the event the interest rate swap agreement is terminated, Roberts Realty would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings.

At June 30, 2003, Roberts Realty recorded a liability of $4,506,000 relating to the estimated fair value of the swaps as a result of lower market interest rates. This resulted in a decrease in shareholders’ equity of $3,226,000 (accumulated other comprehensive income), net of minority interest of $1,280,000. At December 31, 2002, the liability relating to the estimated fair value of the swaps was $4,813,000, which resulted in a decrease in shareholders’ equity of $3,398,000 (accumulated other comprehensive income), net of minority interest of $1,415,000. Provided that Roberts Realty holds these instruments until maturity, as it intends, it will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at June 30, 2003 will be reduced as Roberts Realty performs under these instruments, as the difference between the market interest rate and the fixed rates decreases, and as these obligations mature.

7.	COMMITMENTS AND CONTINGENCIES

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

Roberts Construction constructed Addison Place — Phase II and Veranda Chase under a cost plus 10% contract and is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction related to the construction of the 39,205 square foot Addison Place Shoppes retail center. Also, in 2001, Roberts Realty entered into a fixed price contract with Roberts Construction related to the construction of the Northridge corporate office building. At June 30, 2003, the remaining commitments under construction contracts were $9,637,000 as summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment

Addison Place Shoppes	$2,066,000	$2,027,000	$39,000
Northridge Office Building	4,906,000	4,072,000	834,000
Charlotte	23,193,000	14,650,000	8,543,000
Veranda Chase	15,673,000	15,564,000	109,000
Addison Place — Phase II	21,927,000	21,815,000	112,000

	$67,765,000	$58,128,000	$9,637,000

At June 30, 2003 and December 31, 2002, the amounts due to Roberts Construction are summarized in the following table:

	June 30,	December 31,
	2003	2002

Addison Place Shoppes	$9,000	$6,000
Northridge Office Building	195,000	214,000
Charlotte	1,465,000	1,158,000
Veranda Chase	129,000	834,000
Addison Place — Phase II	46,000	46,000

Total	$1,844,000	$2,258,000

8.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended June 30, 2003 and 2002, a total of 33,372 and 6,394 partnership units, respectively, were exchanged for an equal number of shares. During the six months ended June 30, 2003 and 2002, a total of 71,697 and 26,890 partnership units, respectively, were exchanged for an equal number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the three months ended June 30, 2003 and 2002, Roberts Realty granted 483 and 987 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $3,000 and $8,000, respectively. During the six months ended June 30, 2003 and 2002, Roberts Realty granted 1,310 and 3,034 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $8,000 and $22,000, respectively. These transactions have been recorded as unamortized deferred compensation and are shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period. During the six months ended June 30, 2003, 3,980 shares of restricted stock with an original market value of $30,000 were forfeited by employees who terminated employment before vesting.

Dividends. Roberts Realty suspended the quarterly dividend payment for all four quarters of 2003 and all four quarters of 2002.

Earnings Per Share. Reconciliations of net loss to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss — basic	$(922)	$(784)	$(1,809)	$(1,518)
Minority interest of unitholders in the operating partnership in loss	(369)	(367)	(735)	(711)

Net loss — diluted	$(1,291)	$(1,151)	$(2,544)	$(2,229)

Weighted average shares — basic	5,156,163	4,920,708	5,137,012	4,916,151
Dilutive securities — weighted average units	2,067,614	2,299,711	2,086,678	2,304,147

Weighted average shares — diluted (effect of operating partnership units)	7,223,777	7,220,419	7,223,690	7,220,298

9.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three and six months ended June 30, 2003 and 2002.

Roberts Realty is constructing a 39,205 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002), which specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 142 did not have a material impact on Roberts Realty’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. On January 1, 2002, Roberts Realty adopted SFAS No. 144, which did not have a material effect on Roberts Realty’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of SFAS Nos. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections.” SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption will affect the classifications of those amounts in the financial statements of subsequent periods and comparative prior periods. Effective January 1, 2003, Roberts Realty adopted SFAS No. 145, which did not have a material impact on Roberts Realty’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Roberts Realty believes the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of SFAS Nos. 5, 57, and 107, and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 were effective for Roberts Realty as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. Roberts Realty does not expect the requirements of FIN 45 to have a material impact on its financial position or results of operations.

11.	COMPREHENSIVE LOSS

Roberts Realty’s comprehensive loss, which consists of net loss and the change in the fair value of the swap contract payable, is calculated as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss	$(922)	$(784)	$(1,809)	$(1,518)
Change in the fair value of the swap contract payable, net of minority interest	40	(679)	172	(415)

Total comprehensive loss	$(882)	$(1,463)	$(1,637)	$(1,933)

12.	SUBSEQUENT EVENT

On August 6, 2003, Roberts Realty completed the sale of its Highland Park community for $17,988,000 resulting in a gain of approximately $8,700,000. Net sales proceeds were approximately $6,903,000 after deduction of $9,930,000 for the mortgage note payable which was assumed by the buyer, closing costs and prorations totaling $256,000, and a partnership profits interest of $899,000 to be paid to Roberts Properties under the amended partnership agreement of the operating partnership. During the third quarter of 2003, unamortized loan costs related to the assumed debt of approximately $106,000 will be charged to expense, net of minority interest of $42,000.

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

Overview

     We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties. As of August 7, 2003, we own a 71.8% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

     On August 6, 2003, we completed the sale of our Highland Park community for $17,988,000, resulting in a gain of approximately $8,700,000. Net sales proceeds were approximately $6,903,000 after deduction of:

(a)	$9,930,000 for the mortgage note payable assumed by the buyer,

(b)	closing costs and prorations totaling $256,000, and

(c)	a partnership profits interest distribution of $899,000 to be paid to Roberts Properties under the amended partnership agreement of the operating partnership.

     As of August 7, 2003, we own:

•	seven existing multifamily apartment communities that are stabilized containing a total of 1,694 apartment homes;

•	one community under construction that will contain 319 apartment homes;

•	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land);

•	a 39,205 square foot retail center currently under construction; and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate office building.

     Seven of our communities — Addison Place, Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, St. Andrews at the Polo Club, and Veranda Chase — totaling 1,694 apartment homes, are stabilized. Construction of our Charlotte community is progressing steadily, and we expect it to be substantially complete by the fourth quarter of 2003. We anticipate leasing activity at our Charlotte community to begin in the third quarter of 2003. All of our communities are located in metropolitan Atlanta, Georgia, except the Charlotte community and St. Andrews at the Polo Club, which is located in the city of Wellington, Palm Beach County, Florida.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of August 7, 2003, our seven stabilized communities totaling 1,694 apartment homes had a physical occupancy rate of 92.6%.

     We are constructing Addison Place Shoppes, a 39,205 square foot retail center, located at the entrance to our Addison Place apartment community in Alpharetta, Georgia. We expect to complete construction in the fourth quarter of 2003. We are in the final stages of constructing an office building on Northridge Parkway in North Fulton County, Georgia. When construction of the office building is completed, which we expect to occur in the fourth quarter of 2003, we will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Inc., Roberts Properties Construction, Inc. and unaffiliated tenants. We are in the planning and design phase of the Northridge community.

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

     Our board of directors suspended payment of our quarterly dividends for all four quarters of 2002. Based on current conditions, the board also voted to suspend payment of quarterly dividends for 2003. In addition to experiencing lower occupancy and operating revenues at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $12.9 million of our equity that is currently not producing any cash flow. The decreased revenues, together with our growth program, have resulted in decreased cash flow for our company. We believe that our cash flow from operations will begin to increase as we complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower occupancy and lower rents.

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

Results of Operations

     The comparisons below do not include the results of our Highland Park community, which we sold on August 6, 2003. Highland Park is reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets and as income from discontinued operations in the accompanying consolidated statements of operations.

     Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002.

     For the three months ended June 30, 2003, we recorded a net loss of ($922,000), or ($0.18) per share, compared to a net loss of ($784,000) or ($0.16) per share, for the three months ended June 30, 2002. Our results include:

(a)	a $356,000 increase in interest expense due primarily to Veranda Chase (which was substantially completed during the third quarter of 2002) and a decrease in capitalized interest associated with the Northridge property;

(b)	a $218,000 increase in property operating expenses due primarily to Veranda Chase;

(c)	a $153,000 increase in depreciation expense due primarily to Veranda Chase; and

(d)	a $55,000 increase in general and administrative expenses due primarily to higher legal and insurance costs;

partially offset by:

(e)	a $658,000 increase in total operating revenues due primarily to Addison Place (which completed its lease-up in September 2002) and Veranda Chase (which completed its lease-up in June 2003).

     The operating performance for all our continuing apartment communities is summarized in the following table:

	Three Months Ended
	June 30,

	2003	2002	Percentage Change

Total operating revenues	$4,741,000	$4,083,000	16.1%
Property operating expenses(1)	(1,860,000)	(1,642,000)	13.3%
General and administrative expenses	(544,000)	(489,000)	11.2%
Depreciation of real estate assets	(1,722,000)	(1,569,000)	9.8%

Income from operations	$615,000	$383,000	60.6%
Average stabilized occupancy(2)	89.2%	91.2%	(2.0%)

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. In 2003, this calculation is based on six stabilized properties; in 2002, this calculation is based on four stabilized properties.

     Four of our continuing communities (Bradford Creek, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the three-month periods ended June 30, 2003 and 2002. Our same-property operating revenues decreased by $103,000, or 4.3%, from $2,391,000 for the three months ended June 30, 2002 to $2,288,000 for the three months ended June 30, 2003. Our same-property operating expenses decreased by

$14,000, or 1.6% from $855,000 for the three months ended June 30, 2002 to $841,000 for the three months ended June 30, 2003. Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses. Stabilized occupancy for our same-property communities was 90.6% for the three months ended June 30, 2003 compared to 91.2% for the three months ended June 30, 2002.

     The following discussion compares our statements of operations for the three months ended June 30, 2003 and 2002.

     Total operating revenues increased $658,000 or 16.1% from $4,083,000 for the three months ended June 30, 2002 to $4,741,000 for the three months ended June 30, 2003. The increase in operating revenues is due primarily to the following:

(a)	a $779,000 increase in operating revenues from Addison Place (which completed its lease-up in September 2002) and Veranda Chase (which completed its lease-up in June 2003);

partially offset by:

(b)	a decrease in operating revenues of $103,000 from same-properties and of $18,000 from St. Andrews at the Polo Club, due primarily to higher rent concessions.

     Property operating expenses, which include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses, increased $218,000 or 13.3% from $1,642,000 for the three months ended June 30, 2002 to $1,860,000 for the three months ended June 30, 2003. The increase is due primarily to increased operating expenses at Veranda Chase (which completed its lease-up in June 2003) and St. Andrews at the Polo Club.

     General and administrative expenses increased $55,000 or 11.2% from $489,000 for the three months ended June 30, 2002 to $544,000 for the three months ended June 30, 2003 and include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees and other costs. General and administrative expenses as a percentage of operating revenues decreased from 12.0% for the three months ended June 30, 2002 to 11.5% for the three months ended June 30, 2003.

     Depreciation expense increased $153,000 or 9.8% from $1,569,000 for the three months ended June 30, 2002 to $1,722,000 for the three months ended June 30, 2003. The increase is due primarily to depreciation expense at Veranda Chase, where depreciation began to be recorded in June 2002. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $356,000 or 23.1% from $1,542,000 for the three months ended June 30, 2002 to $1,898,000 for the three months ended June 30, 2003, due primarily to the following:

•	the completion of construction of Veranda Chase in the fourth quarter 2002 and the discontinued capitalization of construction period interest; and

•	a decrease in capitalized interest associated with the Northridge property.

     Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002.

     For the six months ended June 30, 2003, we recorded a net loss of ($1,809,000), or ($0.35) per share, compared to a net loss of ($1,518,000) or ($0.31) per share, for the six months ended June 30, 2002. Our results include:

(a)	a $819,000 increase in interest expense due primarily to Veranda Chase (which was substantially completed during the third quarter of 2002) and a decrease in capitalized interest associated with the Northridge property;

(b)	a $437,000 increase in property operating expenses due primarily to Veranda Chase; and

(c)	a $408,000 increase in depreciation expense due primarily to Veranda Chase;

partially offset by:

(d)	a $1,150,000 increase in operating revenue due primarily to Addison Place and Veranda Chase.

     The operating performance for all our continuing apartment communities is summarized in the following table:

	Six Months Ended
	June 30,

	2003	2002	Percentage Change

Total operating revenues	$9,365,000	$8,215,000	14.0%
Property operating expenses(1)	(3,653,000)	(3,216,000)	13.6%
General and administrative expenses	(1,083,000)	(1,014,000)	6.8%
Depreciation of real estate assets	(3,500,000)	(3,092,000)	13.2%

Income from operations	$1,129,000	$893,000	26.4%
Average stabilized occupancy(2)	88.5%	91.1%	(2.6%)

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. In 2003, this calculation is based on six stabilized properties; in 2002, this calculation is based on four stabilized properties.

     Four of our continuing communities (Bradford Creek, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the six-month periods ended June 30, 2003 and 2002. Our same-property operating revenues decreased by $160,000 or 3.4%, from $4,774,000 for the six months ended June 30, 2002 to $4,614,000 for the six months ended June 30, 2003. Our same-property operating expenses decreased by $30,000 or 1.8% from $1,695,000 for the six months ended June 30, 2002 to $1,665,000 for the six months ended June 30, 2003. Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses. Stabilized occupancy for our same-property communities was 90.8% for the six months ended June 30, 2003 compared to 91.1% for the six months ended June 30, 2002.

     The following discussion compares our statements of operations for the six months ended June 30, 2003 and 2002.

     Total operating revenues increased $1,150,000 or 14.0% from $8,215,000 for the six months ended June 30, 2002 to $9,365,000 for the six months ended June 30, 2003. The increase in operating revenues is due primarily to the following:

(a)	a $1,367,000 increase in operating revenues from Addison Place (which completed its lease-up in September 2002) and Veranda Chase (which completed its lease-up in June 2003);

partially offset by:

(b)	a decrease in operating revenues of $160,000 from same-properties and of $57,000 from St. Andrews at the Polo Club, due primarily to higher rent concessions.

     Property operating expenses, which include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses, increased $437,000 or 13.6% from $3,216,000 for the six months ended June 30, 2002 to $3,653,000 for the six months ended June 30, 2003. The increase is due primarily to increased operating expenses at Veranda Chase (which completed its lease-up in June 2003), partially offset by a decrease in operating expenses at our same-properties.

     General and administrative expenses increased $69,000 or 6.8% from $1,014,000 for the six months ended June 30, 2002 to $1,083,000 for the six months ended June 30, 2003 and include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees and other costs. General and administrative expenses as a percentage of operating revenues decreased from 12.3% for the six months ended June 30, 2002 to 11.6% for the six months ended June 30, 2003.

     Depreciation expense increased $408,000 or 13.2% from $3,092,000 for the six months ended June 30, 2002 to $3,500,000 for the six months ended June 30, 2003. The increase is due primarily to depreciation expense at Veranda Chase, where depreciation expense began to be recorded in June 2002. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $819,000 or 27.4% from $2,986,000 for the six months ended June 30, 2002 to $3,805,000 for the six months ended June 30, 2003, due primarily to the following:

•	the completion of construction of Veranda Chase in the fourth quarter 2002 and the discontinued capitalization of construction period interest; and

•	a decrease in capitalized interest associated with the Northridge property.

Liquidity and Capital Resources

     Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002. Cash and cash equivalents decreased $537,000 during the six months ended June 30, 2003 compared to a decrease of $653,000 during the six months ended June 30, 2002. The change is due to a decrease in cash used in investing activities of $4,405,000 partially offset by a decrease in cash provided by financing activities of $3,426,000 and a decrease in cash provided by operating activities of $863,000.

     A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities decreased $863,000 from $2,579,000 during the six months ended June 30, 2002 to $1,716,000 during the six months ended June 30, 2003. The decrease in cash flow from operations is due primarily to the payment in the first quarter of 2003 of the 2002 real estate taxes for St. Andrews at the Polo Club. We did not pay real estate taxes in the first quarter of 2002 because we had recently purchased this property in November 2001. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

     To address the decline in our cash flow from operations, our board of directors suspended payment of our quarterly dividends for all four quarters of 2002. Based on current conditions, our board of directors voted to suspend payment of quarterly dividends for 2003. In addition to experiencing reduced cash flow at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $12.9 million of our equity that is currently not producing any cash flow. We believe that our cash flow from operations will begin to increase as we complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth the Atlanta apartment market will remain soft and we will continue to experience the negative effects of lower occupancies and rents.

     Net cash used in investing activities decreased $4,405,000 from $10,316,000 during the six months ended June 30, 2002 to $5,911,000 during the six months ended June 30, 2003. This decrease is attributable to decreased spending on construction of $4,024,000 (primarily due to completion of construction at Veranda Chase in the fourth quarter of 2002) and to the cash proceeds from the sale of land and reimbursement for land improvements for right-of-way projects at the Addison Place community in February 2003.

     Net cash provided by financing activities decreased $3,426,000 from $7,084,000 during the six months ended June 30, 2002 to $3,658,000 during the six months ended June 30, 2003. The decrease is due primarily to the following:

(a)	a $4,155,000 decrease in construction loan borrowings for Veranda Chase due to completion of construction in the fourth quarter of 2002;

(b)	the $3,700,000 payoff of a land loan in the second quarter of 2003 compared to the $1,300,000 payoff of a land loan in the second quarter of 2002;

(c)	a $1,646,000 decrease in construction loan borrowings for our Charlotte community; and

(d)	no borrowings from our lines of credit in 2003 compared to $402,000 borrowed in 2002;

partially offset by:

(e)	a $3,186,000 increase in construction loan borrowings for the Addison Place Shoppes retail center (the initial funding of this loan was in May 2003); and

(f)	the $2,002,000 payoff of a line of credit in the first quarter of 2002.

     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at August 1, 2003 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. The table does not include the debt secured by our Highland Park community, which we sold on August 6, 2003.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
August 1, 2003

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate	Date	Maturity	Payment	Balance

River Oaks(1)	Nationwide Life	Fixed-rate permanent	7.15%	11/15/03	$8,513,000	$62,475	$8,498,000
Office Building(2)(3)	Bank of North Georgia	LIBOR plus 200 b.p	3.10	06/01/04	5,280,000	Interest only	3,313,000
Revolving $1 million credit line(2)	Bank of North Georgia	LIBOR plus 200 b.p	4.00	06/01/04	0	Interest only	0
Northridge Apartments land loan(2)	SouthTrust Bank	LIBOR plus 175 b.p	2.85	07/10/04	3,000,000	Interest only	3,000,000
Revolving $2 million credit line(2)	Compass Bank	LIBOR plus 175 b.p	3.75	08/01/04	0	Interest only	0
Addison Place Phase II(4)	Wachovia Bank	Fixed-rate const/perm	8.62	05/10/05	22,071,000	Variable	22,339,000
Addison Place Shoppes(2)	Compass Bank	LIBOR plus 185 b.p	3.50	04/30/06	6,500,000	Interest only	3,186,000
Preston Oaks(5)	Freddie Mac	Fixed-rate permanent	7.18	02/01/08	11,694,000	$86,034	12,371,000
Charlotte(2)(3)	AmSouth Bank	LIBOR plus 200 b.p	3.10	03/10/08	19,642,000	Interest only	13,552,000
Veranda Chase(6)	Compass Bank	Fixed-rate const/perm	7.38	04/25/08	16,348,000	Interest only	16,719,000
Bradford Creek(1)	Nationwide Life	Fixed-rate permanent	7.15	06/15/08	7,290,000	$56,734	7,910,000
Plantation Trace(7)	Prudential Life	Fixed-rate permanent	7.09	10/15/08	10,313,000	$79,892	11,253,000
Addison Place Phase I(7)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,224,000
St. Andrews at the Polo Club(8)	State Farm	Fixed-rate permanent	6.95	12/01/11	18,138,000	$139,009	20,633,000

Totals					$137,176,000		$131,998,000

(1)	Each of the loans secured by the River Oaks and Bradford Creek communities may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. Each loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium. The balance at maturity for River Oaks includes the interest portion of the final month’s payment.

(2)	The interest rate shown for variable-rate debt is as of August 1, 2003. The revolving $1 million credit line with Bank of North Georgia has an interest rate floor of 4.00%. The revolving $2 million credit line with Compass Bank has an interest rate floor of 3.75%. The construction loan on the Addison Place Shoppes with Compass Bank has an interest rate floor of 3.50%.

(3)	The construction loans for Charlotte and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and required principal payments are made prior to maturity.

(4)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Remaining principal payments on the loan are scheduled as follows: 2003 — $57,000; 2004 — $152,000; 2005 — $59,000, plus the balloon payment due of $22,071,000.

(5)	The loan secured by the Preston Oaks community may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loan is prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium shall be 1% of the unpaid principal balance of the note. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(6)	The construction loan for Veranda Chase is not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of this loan is drawn and required principal payments are made prior to maturity. The loan is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee.

(7)	Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(8)	The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

Our existing loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2003 to 2012 as summarized below:

Debt Maturity Schedule:

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties

2003	$8,513,000	River Oaks
2004	8,280,000	Northridge apartments land loan and Northridge office building
2005	22,071,000	Addison Place Phase II
2006	6,500,000	Addison Place Shoppes
2007	0
2008	65,287,000	Preston Oaks, Bradford Creek, Plantation Trace, Charlotte and Veranda Chase
2009	8,387,000	Addison Place Phase I
2010	0
2011	18,138,000	St. Andrews at the Polo Club

Total	$137,176,000

     We have lines of credit with two banks aggregating $3,000,000 to provide funds for short-term working capital purposes. One facility in the amount of $1,000,000 expires June 1, 2004. The other credit facility in the amount of $2,000,000 expires August 1, 2004. No principal or interest is currently outstanding on either facility. Although we intend to renew both lines of credit, there is no assurance that the banks will offer renewals or, if those renewals are offered, that they will be on favorable terms.

     On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place Shoppes retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At June 30, 2003, $3,186,000 was drawn on the loan.

     On June 28, 2001, we closed a $3,000,000 loan secured by the Northridge land located next to our former Highland Park community. We intend to construct a 220-unit apartment community on this property. The loan has a balance of $3,000,000 and matures on July 10, 2004. We intend to roll the loan into a construction loan upon starting construction of the project. There is no assurance that this financing will be available or, if it is available, that it will be on favorable terms.

     On December 23, 2002, we signed a commitment to refinance the River Oaks mortgage note with a new $10,750,000 loan from L.J. Melody & Company, a mortgage banking firm. One of our directors is Managing Director — Southeast Region, with L.J. Melody & Company. The terms of the new loan include a ten-year term with a fixed interest rate of 5.54% payable in monthly installments of $61,307 based on a 30-year amortization schedule. The existing loan on River Oaks matures in November 2003 and as of August 1, 2003 has a current balance of $8,498,000. We expect to close the new loan in the third quarter of 2003 and that L.J. Melody will immediately assign the loan to Freddie Mac. We expect to pay L.J. Melody a fee of approximately $81,000 in connection with this transaction.

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

     Other than as described above, we anticipate that aggregate property rental and other operating revenues will be adequate to provide short-term (12 months) liquidity for the payment of direct rental operating expenses, and interest and scheduled amortization of principal on related mortgage notes payable. We intend to meet our other short-term liquidity requirements, including improvements and renovations at existing communities, generally through our net cash provided by operations. In the event cash provided by operations is not sufficient, we intend to curtail improvement and renovation activities or use cash reserves. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans.

Stock Repurchase Plan

     Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2002 or during the six months ended June 30, 2003. We will continue to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and the price per share.

Inflation

     Substantially all apartment leases are for an initial term of not more than 12 to 14 months and thus may enable us to seek increases in rents after the expiration of each lease. We believe the short-term nature of these leases reduces our risk of the adverse effects of inflation.

Supplemental Disclosure of Funds From Operations

     Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We believe that FFO is an important measure of our operating performance. We believe that FFO provides useful information to investors because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity REIT with another on the basis of operating performance. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (loss) (determined in accordance with GAAP). The following table reconciles net loss to FFO (dollars in thousands, unaudited).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(922)	$(784)	$(1,809)	$(1,518)
Minority interest of unitholders — continuing operations	(388)	(395)	(809)	(718)
Minority interest of unitholders — discontinued operation	12	28	42	55
Loss on disposal of assets	18	17	11	13
(Gain) loss on sale of real estate assets	—	—	(77)	102
Depreciation expense — continuing operations	1,722	1,569	3,500	3,092
Depreciation expense — discontinued operation	101	120	206	237

Funds from operations	$543	$555	$1,064	$1,263

Weighted average shares and units outstanding during the period	7,223,777	7,220,419	7,223,690	7,220,298

Critical Accounting Policies

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, GAAP. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in Note 10. Because we are in the business of owning, operating, and developing apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in this area.

     Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance, and development fees incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed on a straight-line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment. We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At June 30, 2003, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

     We capitalize direct costs associated with the development and construction of our apartment communities. We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with SFAS No. 34, “Capitalization of Interest Cost”, for our real estate assets. We capitalize interest and other carrying costs such as property taxes and insurance during the construction period and begin to expense those items as the residential apartment homes in a community become substantially complete and available for occupancy. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

     Revenues earned during the lease-up period for a community transitioning from construction to a stabilized occupancy level are generally insufficient to cover operating expenses, associated interest expense, and other carrying costs until a sufficient level of those revenues are achieved through leasing activities. These net expenses are generally referred to as lease-up deficits. The timing of completion of construction activities for portions of a community and the velocity and rental rate level of leasing activity can have a material impact on the amount and duration of the lease-up deficits. The leasing absorption of our communities in lease-up has been slowed as a result of the weakness in the national economy, particularly in our primary market of Atlanta.

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

     Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Our swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheet, and the related gains or losses are deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Any ineffective portion of cash flow hedges are recognized immediately in earnings. We intend to hold the interest rate swap arrangements and related debt agreements until maturity. In the event the interest rate swap agreement is terminated, we would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. The net effect of this accounting is that interest on the variable rate-debt is generally recorded based on fixed interest rates.

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•	The current unfavorable market and economic conditions in Atlanta, Charlotte and Palm Beach County could continue to depress our occupancy and rental rates and adversely affect our financial performance.

•	Further unfavorable changes in market and occupancy conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

•	Increased competition in the Atlanta, Charlotte and Palm Beach County markets could limit our ability to lease our apartment homes or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction risks inherent in our Charlotte and Northridge communities, our corporate office building and our Addison Shoppes retail center, and the other communities we may develop in the future, could adversely affect our financial performance.

•	If we are unable to lease-up our Charlotte and Northridge communities as we expect, our financial performance will be adversely affected.

•	We might not be able to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

•	We have approximately $23,051,000 in debt at August 1, 2003 that bears interest at variable interest rates (excluding loans on which we have synthetically fixed the interest rate), and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     In addition, the market price of our common stock may from time to time fluctuate materially as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the “Risk Factors” section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 5 and 6 to the consolidated financial statements included in this report. Our Addison Place Phase II loan and our Veranda Chase construction loan, which had an aggregate outstanding principal balance of $39,034,000 at June 30, 2003, have synthetically fixed interest rates. When we closed each of these loans, we entered into interest rate swap agreements that synthetically fixed the interest rates. The fair value of those interest rate swap agreements at June 30, 2003 was a liability of $4,506,000 as a result of lower market interest rates compared to the synthetically fixed rates. If we hold these instruments until maturity, as we intend, we will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at June 30, 2003 will be reduced as we perform under these instruments, as the difference between the market interest rate and the fixed rates decrease, and as these obligations mature. All of our other permanent mortgage loans secured by our existing communities, with an aggregate outstanding principal balance of $79,904,000 at June 30, 2003, bear interest at fixed rates.

     The remaining long-term construction loans, which had an aggregate outstanding balance of $19,207,000 at June 30, 2003, bear interest ranging from 185 to 200 basis points over the 30-day LIBOR rate. Our lines of credit and land loan, which had an aggregate outstanding balance of $3,000,000, have interest rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

     As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     Neither we, the operating partnership, nor our apartment communities, are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us and the operating partnership.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     We did not modify, limit, or qualify the rights of the holders of common stock during the three or six months ended June 30, 2003. During the three months ended June 30, 2003, we granted 483 shares of restricted stock to certain employees as incentive compensation. The market value of these restricted stock grants totaled $3,000. During the six months ended June 30, 2003, we granted 1,310 shares of restricted stock to certain employees as incentive compensation. The market value of these restricted stock grants totaled $8,000. These transactions have been recorded as unamortized deferred compensation and are shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period. The grants were exempt from registration as private placements under section 4(2) of the Securities Act of 1933. We affixed appropriate legends to the share certificates we issued in these transactions. The recipients of these securities had adequate access to information about us through their relationship with us. These securities are deemed to be restricted securities for purposes of the Securities Act of 1933. During the three and six months ended June 30, 2002, we granted 987 and 3,034 shares of restricted stock, respectively to certain employees as incentive compensation. The market value of these restricted stock grants totaled $8,000 and $22,000, respectively. During the six months ended June 30, 2003, 3,980 shares of restricted stock with an original market value of $30,000 were forfeited by employees who terminated employment before vesting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the three months ended June 30, 2003.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

10.12.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank dated May 30, 2003 in the original principal amount of $6,500,000 (Addison Place Shoppes).

10.12.2	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes).

10.12.3	Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes).

10.12.4	Assignment of Leases and Rents executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes).

10.12.5	Continuing Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Current Reports on Form 8-K during the quarter ended June 30, 2003.

Form 8-K dated and filed on May 21, 2003, furnishing under Item 9 the press release regarding the financial results of Roberts Realty Investors, Inc. for the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Operating Officer and
Acting Chief Financial Officer
(The Registrant’s Principal Financial and Chief
Accounting Officer, who is duly authorized to sign
this report)

EXHIBIT INDEX

Exhibit
No.	Description

10.12.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank dated May 30, 2003 in the original principal amount of $6,500,000 (Addison Place Shoppes).

10.12.2	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes).

10.12.3	Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes).

10.12.4	Assignment of Leases and Rents executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes).

10.12.5	Continuing Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.