Form 10-Q
period 2003-09-30
ROBERTS REALTY INVESTORS INC
filed 2003-11-06
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-13183

Roberts Realty Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2122873

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8010 Roswell Road, Suite 280, Atlanta, Georgia	30350

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐   No ☑

The number of outstanding shares of the registrant’s Common Stock on November 4, 2003 was 5,213,448 (net of shares held in treasury).

PART I

ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS

REAL ESTATE ASSETS – At cost:
Land	$20,411	$20,482
Buildings and improvements	118,698	118,511
Furniture, fixtures and equipment	13,368	13,072

	152,477	152,065
Less accumulated depreciation	(29,308)	(24,437)

Operating real estate assets	123,169	127,628
Construction in progress and real estate under development	42,681	35,015

Net real estate assets	165,850	162,643
CASH AND CASH EQUIVALENTS	9,099	5,542
RESTRICTED CASH	343	309
DEFERRED FINANCING COSTS – Net of accumulated amortization of $651 and $668 at September 30, 2003 and December 31, 2002, respectively	1,213	1,191
ASSETS HELD FOR SALE	—	8,570
OTHER ASSETS – Net	494	752

	$176,999	$179,007

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$94,307	$92,834
Construction notes payable	38,101	27,891
Land notes payable	3,000	6,700
Swap contract liability	3,890	4,813
Accounts payable and accrued expenses	2,128	2,178
Due to Roberts Construction (including retainage payable of $940 and $1,122 at September 30, 2003 and December 31, 2002, respectively)	1,479	2,258
Security deposits and prepaid rents	420	413
Liabilities related to assets held for sale	—	10,080

Total liabilities	143,325	147,167

COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	9,361	9,361

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,578,959 and 5,459,391 shares issued at September 30, 2003 and December 31, 2002, respectively	56	55
Additional paid-in capital	25,987	25,408
Less treasury shares, at cost (362,588 shares at September 30, 2003 and December 31, 2002)	(2,764)	(2,764)
Unamortized restricted stock compensation	(79)	(139)
Retained earnings	3,922	3,317
Accumulated other comprehensive loss	(2,809)	(3,398)

Total shareholders’ equity	24,313	22,479

	$176,999	$179,007

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$4,618	$3,923	$13,420	$11,664
Other operating income	298	241	861	716

Total operating revenues	4,916	4,164	14,281	12,380

OPERATING EXPENSES:
Personnel	542	520	1,467	1,336
Utilities	297	292	867	809
Repairs, maintenance and landscaping	347	282	924	807
Real estate taxes	472	475	1,508	1,361
Marketing, insurance and other	297	291	842	764
General and administrative expenses	535	561	1,618	1,575
Depreciation of real estate assets	1,586	1,671	5,086	4,764

Total operating expenses	4,076	4,092	12,312	11,416

INCOME FROM OPERATIONS	840	72	1,969	964

OTHER INCOME (EXPENSE):
Interest income	23	8	55	30
Interest expense	(1,898)	(1,600)	(5,703)	(4,586)
Loss on disposal of assets	(10)	(12)	(21)	(23)
Amortization of deferred financing costs	(80)	(71)	(225)	(239)

Total other expense	(1,965)	(1,675)	(5,894)	(4,818)

LOSS BEFORE MINORITY INTEREST AND GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS	(1,125)	(1,603)	(3,925)	(3,854)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	316	508	1,123	1,226

LOSS BEFORE GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS	(809)	(1,095)	(2,802)	(2,628)
GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	—	—	77	(102)

LOSS FROM CONTINUING OPERATIONS	(809)	(1,095)	(2,725)	(2,730)
INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	6,078	54	6,184	171

NET INCOME (LOSS)	$5,269	$(1,041)	$3,459	$(2,559)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.16)	$(0.22)	$(0.53)	$(0.55)
Income from discontinued operations	1.17	0.01	1.20	0.03

Net income (loss)	$1.01	$(0.21)	$0.67	$(0.52)

Weighted average common shares – basic	5,195,129	4,931,425	5,156,597	4,921,298
Weighted average common shares – diluted (effect of operating partnership units)	7,224,517	7,220,324	7,223,969	7,220,774

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$3,459	$(2,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of minority interest	(6,184)	(171)
Minority interest of unitholders in the operating partnership	(1,123)	(1,226)
(Gain) loss on sale of real estate assets	(77)	102
Loss on disposal of assets	21	23
Depreciation and amortization	5,311	5,003
Amortization of deferred compensation	38	58
Change in assets and liabilities:
Increase in restricted cash	(34)	(9)
Decrease (increase) in other assets	258	(28)
(Decrease) increase in accounts payable and accrued expenses relating to operations	(50)	1,122
Increase (decrease) in security deposits and prepaid rent	7	(25)

Net cash provided by operating activities from continuing operations	1,626	2,290

Net cash provided by operating activities from discontinued operations	377	574

Net cash provided by operating activities	2,003	2,864
INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	7,313	—
Acquisition and construction of real estate assets	(9,475)	(15,536)

Net cash used in investing activities	(2,162)	(15,536)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	10,750	22,500
Payoff of mortgage notes payable	(8,487)	—
Principal repayments on mortgage notes payable	(852)	(752)
Payoff of land notes payable	(3,700)	(1,300)
Payment of loan costs	(248)	(290)
Proceeds from construction loans	10,210	15,161
Payoff of construction loan	—	(22,500)
Proceeds from lines of credit	—	802
Payoff of line of credit	—	(2,002)
Payment of dividends and distributions	(3,957)	—

Net cash provided by financing activities	3,716	11,619

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,557	(1,053)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,542	2,617

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,099	$1,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,322	$6,672

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 72.2% and a 70.6% ownership interest at September 30, 2003 and December 31, 2002, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At September 30, 2003, Roberts Realty owned seven completed multifamily apartment communities totaling 1,694 apartment homes (1,494 in the Atlanta metropolitan area and 200 in Palm Beach County, Florida); an additional 319 apartment homes were under construction in Charlotte, North Carolina; and a 220-unit apartment community in Atlanta was in the planning and design phase. In addition, Roberts Realty has a 39,907 square foot commercial office building and a 39,205 square foot retail center under construction at September 30, 2003.

Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 1994. As a result, Roberts Realty generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually to its shareholders at least 90% of its taxable income, as defined in the Internal Revenue Code, and satisfies certain other requirements. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), which are affiliates of Roberts Realty that are wholly owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty. (Roberts Properties and Roberts Construction are sometimes referred to as the Roberts Companies.) These contracts relate to the development and construction of real estate assets. (See Note 7.)

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 28.1% and 31.7% for the three months ended September 30, 2003 and 2002, respectively, and 28.6% and 31.8% for the nine months ended September 30, 2003 and 2002, respectively. The minority interest of the unitholders was $9,361,000 at September 30, 2003 and $9,361,000 at December 31, 2002.

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

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of its Addison Place community in Alpharetta, Georgia. The land was previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty acquired the property on June 30, 2001 for approximately $4,460,000 and, in connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. Roberts Realty is constructing a 39,205 square foot retail center on a 5-acre parcel of the property and paid Roberts Construction approximately $1,979,000 for construction-related work through September 30, 2003. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

On June 28, 2001, Roberts Realty purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit apartment community located adjacent to its former Highland Park community. The purchase price was $5,376,000 including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange. The total cost of the project is estimated to be $24,000,000. Roberts Realty has retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty has entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

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

On August 6, 2003, Roberts Realty completed the sale of its Highland Park community for $17,988,000, resulting in a gain of approximately $6,070,000, net of minority interest of $2,432,000. Net sales proceeds were approximately $6,932,000 after deduction of $9,930,000 for the mortgage note payable, which was assumed by the buyer, closing costs and prorations totaling $227,000, and a partnership profits interest of $899,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

4.	DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2003 and 2002, income from discontinued operations relates to Roberts Realty’s 188-unit Highland Park community that Roberts Realty sold on August 6, 2003. The following table summarizes information for Highland Park as of December 31, 2002 (dollars in thousands, unaudited):

December 31,
2002

Land	$1,827
Buildings and improvements	9,100
Furniture, fixtures and equipment	1,226

12,153
Less accumulated depreciation	(3,793)

Operating real estate assets	8,360
Restricted cash	32
Deferred financing costs, net of accumulated amortization	157
Other assets	21

Assets held for sale	$8,570

Mortgage note payable	$9,991
Accounts payable and accrued expenses	44
Security deposits and prepaid rents	45

Liabilities related to assets held for sale	$10,080

The following table summarizes revenue and expense information for Highland Park for the three and nine month periods ended September 30, 2003 and 2002 (dollars in thousands, unaudited):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

OPERATING REVENUES:
Rental operations	$189	$517	$1,190	$1,546
Other operating income	15	28	62	82

Total operating revenues	204	545	1,252	1,628
OPERATING EXPENSES:
Personnel	29	62	116	170
Utilities	11	32	63	82
Repairs, maintenance and landscaping	16	29	77	100
Real estate taxes	15	47	111	144
Marketing, insurance and other	17	34	70	95
Depreciation of real estate assets	41	120	247	356

Total operating expenses	129	324	684	947
INCOME FROM OPERATIONS	75	221	568	681
OTHER EXPENSE:
Interest expense	(65)	(138)	(402)	(416)
Gain (loss) on disposal of assets	2	—	2	(2)
Amortization of deferred financing costs	(1)	(4)	(9)	(12)

Total other expense	(64)	(142)	(409)	(430)
Income before minority interest	11	79	159	251
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(3)	(25)	(45)	(80)

INCOME FROM OPERATIONS OF HIGHLAND PARK	8	54	114	171
GAIN ON SALE OF HIGHLAND PARK, net of minority interest of unitholders	6,070	—	6,070	—

INCOME FROM DISCONTINUED OPERATIONS	$6,078	$54	$6,184	$171

5.	NOTES PAYABLE

Roberts Realty has four types of debt: unsecured lines of credit; mortgage notes secured by some of its apartment communities; construction/permanent loans secured by other apartment communities and properties; and land loans incurred to purchase undeveloped land. These loans are summarized below.

Lines of Credit. Roberts Realty has unsecured lines of credit with two banks, aggregating $3,000,000, to provide funds for short-term working capital needs. One facility, in the amount of $1,000,000, expires June 1, 2004. The other facility, in the amount of $2,000,000, expires August 1, 2004. At September 30, 2003, there were no borrowings under either line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at September 30, 2003 and December 31, 2002 were as follows:

		Fixed Interest	Principal Outstanding
		Rate as of
Property Securing Mortgage	Maturity	9/30/03	9/30/03	12/31/02

Addison Place – Phase I	11/15/09	6.95%	$9,206,000	$9,289,000
Addison Place – Phase II (1)	5/10/05	8.62%	22,306,000	22,427,000
Bradford Creek	6/15/08	7.15%	7,891,000	7,976,000
Highland Park (2)	12/01/12	6.76%	—	9,991,000
Plantation Trace	10/15/08	7.09%	11,226,000	11,345,000
Preston Oaks	2/01/08	7.18%	12,347,000	12,453,000
River Oaks (3)	11/15/03	7.15%	—	8,579,000
River Oaks (3)	09/01/13	5.54%	10,738,000	—
St. Andrews at the Polo Club	12/01/11	6.95%	20,593,000	20,766,000

			$94,307,000	$102,826,000

(1)	The interest rate on this loan has been synthetically fixed at the rate shown. See Note 6.

(2)	The buyer of Highland Park assumed the mortgage note secured by that property upon its sale on August 6, 2003. Accordingly, the $9,930,000 principal balance on that date reduced the gross sales proceeds from the transaction.

(3)	On August 21, 2003, Roberts Realty closed a $10,750,000 loan from L.J. Melody & Company, a mortgage banking firm, to refinance the River Oaks property. As planned, L.J. Melody & Company immediately assigned the loan to the Federal Home Loan Mortgage Corporation. Because the loan amount increased from $8,500,000 to $10,750,000, Roberts Realty received net cash proceeds of approximately $2,100,000. The terms of the loan include a ten-year term with a fixed interest rate of 5.54% payable in monthly installments of $61,307 based on a 30-year amortization schedule. Roberts Realty paid an origination fee of $74,875 to L.J. Melody & Company in connection with this loan. Dennis H. James, a director of Roberts Realty, is Managing Director – Southeast Region, with L.J. Melody & Company.

Construction Loans. On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan to fund the construction of its 250-unit Veranda Chase community located in Atlanta. The loan is secured by the land and improvements, has a seven-year term, and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 7.38% (see Note 6) for the first five years of the loan. At September 30, 2003, $16,774,000 was drawn on the loan. This obligation will be reclassified with mortgage notes payable in the consolidated balance sheet when it is fully drawn and installment payments are established. Roberts Realty expects this to occur during the fourth quarter of 2003.

On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At September 30, 2003, $3,468,000 was drawn on the loan. Roberts Realty intends to secure permanent financing on this property prior to the maturity date on this loan of June 1, 2004.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan is secured by the land and improvements and matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, interest will be payable monthly on the same basis but principal will also be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0%. At September 30, 2003, $14,673,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At September 30, 2003, $3,186,000 was drawn on the loan.

Land Loans. On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan matures on July 10, 2004, is secured by the Northridge land, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At September 30, 2003, $3,000,000 was drawn on the loan. Roberts Realty intends to roll the loan into a construction loan upon starting construction of the project.

Interest capitalized was $356,000 and $575,000 for the three months ended September 30, 2003 and 2002, respectively, and $981,000 and $1,775,000 for the nine months ended September 30, 2003 and 2002, respectively.

Real estate assets having a combined depreciated cost of $102,690,000 served as collateral for the outstanding mortgage debt at September 30, 2003.

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

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty has entered into interest rate swap agreements to effectively fix the interest rates on its Addison Place – Phase II mortgage loan and its Veranda Chase construction/permanent loan (see Note 5 – Notes Payable). The swap agreements expire May 10, 2005 and May 5, 2006, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheets, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. Any ineffective portion of cash flow hedges are recognized immediately in earnings. Roberts Realty intends to hold the interest rate swap arrangements and related debt agreements until maturity. In the event the interest rate swap agreement is terminated, Roberts Realty would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings.

At September 30, 2003, Roberts Realty recorded a liability of $3,890,000 relating to the estimated fair value of the swaps as a result of lower market interest rates. This resulted in a decrease in shareholders’ equity of $2,809,000 (accumulated other comprehensive income), net of minority interest of $1,081,000. At December 31, 2002, the liability relating to the estimated fair value of the swaps was $4,813,000, which resulted in a decrease in shareholders’ equity of $3,398,000 (accumulated other comprehensive income), net of minority interest of $1,415,000. Provided that Roberts Realty holds these instruments until maturity, as it intends, it will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at September 30, 2003 will be reduced as Roberts Realty performs under these instruments, as the difference between the market interest rate and the fixed rates decreases, and as these obligations mature.

7.	RELATED PARTY TRANSACTIONS

Roberts Realty has engaged the Roberts Companies, which are owned by Mr. Charles S. Roberts, its Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. The Roberts Companies developed and constructed all of Roberts Realty’s existing communities, except (a) the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor, and (b) the 200-unit St. Andrews at the Polo Club apartment community, which Roberts Realty acquired on November 6, 2001 while still in the lease-up phase. Roberts Construction is the general contractor of Roberts Realty’s Charlotte community and will oversee the completion of its construction. Roberts Construction began construction on the Addison Place retail center and the corporate office building before Roberts Realty purchased these properties, and Roberts Realty has retained Roberts Construction to finish construction. Roberts Realty retained Roberts Properties to develop the Northridge community and entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

Roberts Construction constructed Addison Place – Phase II and Veranda Chase under a cost plus 10% contract and is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction related to the construction of the 39,205 square foot Addison Place retail center. Also in 2001, Roberts Realty entered into a fixed price contract with Roberts Construction related to the construction of the Northridge corporate office building. At September 30, 2003, the remaining commitments under construction contracts were $8,185,000 as summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment

Addison Place retail center	$2,483,000	$2,101,000	$382,000
Northridge Office Building	4,765,000	4,152,000	613,000
Charlotte	23,193,000	16,252,000	6,941,000
Veranda Chase	15,747,000	15,609,000	138,000
Addison Place – Phase II	21,927,000	21,816,000	111,000

	$68,115,000	$59,930,000	$8,185,000

Roberts Realty plans to fund the remaining contractual commitments for the Addison Place retail center, Northridge Office Building, Charlotte and Veranda Chase commitments from the remaining amounts available to be borrowed under the construction loans secured by those properties. Roberts Realty plans to fund the remaining contractual commitment for Addison Place – Phase II from working capital.

At September 30, 2003 and December 31, 2002, the amounts due to Roberts Construction are summarized in the following table:

	September 30,	December 31,
	2003	2002

Addison Place retail center	$21,000	$6,000
Northridge Office Building	119,000	214,000
Charlotte	1,205,000	1,158,000
Veranda Chase	87,000	834,000
Addison Place – Phase II	47,000	46,000

Total	$1,479,000	$2,258,000

On August 21, 2003, Roberts Realty closed a $10,750,000 loan from L.J. Melody & Company, a mortgage banking firm, to refinance the River Oaks property. As planned, L.J. Melody & Company immediately assigned the loan to the Federal Home Loan Mortgage Corporation. Roberts Realty paid an origination fee of $74,875 to L.J. Melody & Company in connection with this loan. Dennis H. James, a director of Roberts Realty, is Managing Director – Southeast Region, with L.J. Melody & Company.

8.	COMMITMENTS AND CONTINGENCIES

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2003.

See Note 7 for information about commitments under construction contracts with Roberts Construction.

9.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended September 30, 2003 and 2002, a total of 47,284 and 23,880 partnership units, respectively, were exchanged for an equal number of shares. During the nine months ended September 30, 2003 and 2002, a total of 118,981 and 43,044 partnership units, respectively, were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the three months ended September 30, 2003, Roberts Realty granted 1,563 shares of restricted stock with a market value of $11,000 to certain employees. Roberts Realty granted no shares during the three months ended September 30, 2002. During the nine months ended September 30, 2003 and 2002, Roberts Realty granted 2,873 and 3,034 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $19,000 and $22,000, respectively. These transactions have been recorded as unamortized deferred compensation and are shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period. During the nine months ended September 30, 2003, 6,466 shares of restricted stock with an original market value of $45,000 were forfeited by employees who terminated employment before vesting.

Dividends and Distributions. On August 27, 2003, Roberts Realty paid a special distribution of $0.55 per share/unit to shareholders/unitholders in the operating partnership of record on August 18, 2003. Roberts Realty paid the special distribution from the profit generated by the August 6, 2003 sale of the Highland Park community. Roberts Realty suspended the regular quarterly dividend payment for all four quarters of 2003 and all four quarters of 2002.

Earnings Per Share. Reconciliations of net income (loss) to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss) – basic	$5,269	$(1,041)	$3,459	$(2,559)
Minority interest of unitholders in the operating partnership in loss	2,119	(483)	1,386	(1,194)

Net income (loss) – diluted	$7,388	$(1,524)	$4,845	$(3,753)

Weighted average shares – basic	5,195,129	4,931,425	5,156,597	4,921,298
Dilutive securities – weighted average units	2,029,388	2,288,899	2,067,372	2,299,476

Weighted average shares – diluted (effect of operating partnership units)	7,224,517	7,220,324	7,223,969	7,220,774

10.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. Because each of the apartment communities has similar economic characteristics, residents, and products and services, however, Roberts Realty has aggregated the apartment communities into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three and nine months ended September 30, 2003 and 2002.

Roberts Realty is constructing a 39,205 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land. Roberts Realty anticipates that when these assets begin to produce a material amount of revenue, Roberts Realty will account for them in a separate segment.

11.	NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. On January 1, 2002, Roberts Realty adopted SFAS No. 144, which did not have a material effect on Roberts Realty’s financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, where the company is deemed to be the primary beneficiary, consolidation of such entities was originally required for the interim period ending September 30, 2003 but was deferred by the FASB on October 9, 2003 until the fourth quarter of 2003. Information required to be disclosed in 2003 pursuant to FIN 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the company and the company’s maximum exposure to loss from these entities. Roberts Realty does not expect the requirements of FIN 46 to have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material impact on Roberts Realty’s results of operations, financial condition or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material impact on Roberts Realty’s results of operations, financial condition or cash flows.

12.	COMPREHENSIVE INCOME (LOSS)

Roberts Realty’s comprehensive income (loss), which consists of net income (loss) and the change in the fair value of the swap contract payable, is calculated as follows (dollars in thousands, unaudited):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (loss)	$5,269	$(1,041)	$3,459	$(2,559)
Change in the fair value of the swap contract payable, net of minority interest	417	(927)	589	(1,342)

Total comprehensive income (loss)	$5,686	$(1,968)	$4,048	$(3,901)

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

Overview

     We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties. As of October 21, 2003, we own a 72.2% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

     On August 6, 2003, we sold our Highland Park community for $17,988,000, resulting in a gain of approximately $6,070,000, net of minority interest of $2,432,000. Net sales proceeds were approximately $6,932,000 after deduction of:

(a)	$9,930,000 for the mortgage note payable assumed by the buyer,

(b)	closing costs and prorations totaling $227,000, and

(c)	a partnership profits interest distribution of $899,000 paid to Roberts Properties under the partnership agreement of the operating partnership.

     As of September 30, 2003, we own:

•	seven existing multifamily apartment communities that are stabilized containing a total of 1,694 apartment homes;

•	one community under construction that will contain 319 apartment homes;

•	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge apartment land);

•	a 39,205 square foot retail center currently under construction; and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate office building.

     Seven of our communities – Addison Place, Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, St. Andrews at the Polo Club, and Veranda Chase – totaling 1,694 apartment homes, are stabilized. Construction of our Charlotte community is progressing steadily, and we expect it to be substantially complete by the fourth quarter of 2003. We anticipate leasing activity at our Charlotte community to begin in the fourth quarter of 2003. All of our communities are located in metropolitan Atlanta, Georgia, except the Charlotte community and St. Andrews at the Polo Club, which is located in the city of Wellington, Palm Beach County, Florida.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of November 2, 2003, our seven stabilized communities totaling 1,694 apartment homes had a physical occupancy rate of 93.0%.

     We are constructing a 39,205 square foot retail center, located at the entrance to our Addison Place apartment community in Alpharetta, Georgia. We expect to complete construction in the fourth quarter of 2003. We are in the final stages of constructing an office building on Northridge Parkway in North Fulton County, Georgia. When construction of the office building is completed, which we expect to occur in the fourth quarter of 2003, we will use a portion of the building as our corporate headquarters and lease the remaining space to Roberts Properties, Inc., Roberts Properties Construction, Inc. and unaffiliated tenants. We are in the planning and design phase of the Northridge community.

     In Atlanta, our primary market, negative job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy, we offer residents incentives in the form of concessions and lower rents, which result in decreased revenues and income from operations. While we are hopeful for improvement in 2004, we expect rent concessions and lower rents to continue for the foreseeable future, and we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

     On August 27, 2003, we paid a special distribution of $0.55 per share/unit to shareholders/unitholders in the operating partnership of record on August 18, 2003. We paid the special distribution from the profit generated by the sale of Highland Park. Previously, our board of directors suspended payment of our regular quarterly dividend for all four quarters of 2003 and all four quarters of 2002. We cannot predict when we might be able to resume paying regular quarterly dividends.

     In addition to experiencing lower occupancy and operating revenues at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $13.1 million of our equity that is currently not producing any cash flow. The decreased revenues, together with our growth program, have resulted in decreased cash flow for our company. We believe that our cash flow from operations will begin to increase as we complete our new properties that are currently under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower occupancy and lower rents.

     We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed all of our existing communities, except (a) the 24-unit second phase of Preston Oaks, which was constructed by an independent contractor, and (b) the 200-unit St. Andrews at the Polo Club apartment community, which we acquired on November 6, 2001 while still in the lease-up phase. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us. Roberts Construction is the general contractor of our Charlotte community and will oversee the completion of its construction. Roberts Construction began construction on the Addison Place retail center and the corporate office building before we purchased these properties, and we have retained Roberts Construction to finish construction. We retained Roberts Properties to develop our Northridge community and we entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

Results of Operations

     The comparisons below do not include the results of our Highland Park community, which we sold on August 6, 2003. Highland Park is reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets and as income from discontinued operations in the accompanying consolidated statements of operations.

     Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002.

     For the three months ended September 30, 2003, we recorded net income of $5,269,000, or $1.01 per share, compared to a net loss of ($1,041,000) or ($0.21) per share, for the three months ended September 30, 2002. Our results include:

(a)	a $6,070,000 gain, net of minority interest, from the sale of our Highland Park community on August 6, 2003;

(b)	a $752,000 increase in total operating revenues due primarily to Addison Place, which completed its lease-up in September 2002, and Veranda Chase, which completed its lease-up in June 2003;

(c)	a $85,000 decrease in depreciation expense due primarily to fully depreciated furniture, fixtures and equipment at Bradford Creek, Plantation Trace, Preston Oaks, and River Oaks partially offset by increased depreciation expense at Veranda Chase, where we began to record depreciation expense in June 2002; and

(d)	a $26,000 decrease in general and administrative expenses due primarily to lower recruiting costs;

partially offset by:

(e)	a $298,000 increase in interest expense due primarily to Veranda Chase, which was substantially completed during the fourth quarter of 2002; and

(f)	a $95,000 increase in property operating expenses due primarily to Veranda Chase.

     The operating performance for all our continuing apartment communities is summarized in the following table:

	Three Months Ended
	September 30,
			Percentage
	2003	2002	Change

Total operating revenues	$4,916,000	$4,164,000	18.1%
Property operating expenses (1)	(1,955,000)	(1,860,000)	5.1%
General and administrative expenses (2)	(535,000)	(561,000)	(4.6%)
Depreciation of real estate assets	(1,586,000)	(1,671,000)	(5.1%)

Income from operations	$840,000	$72,000	1,066.7%
Average stabilized occupancy (3)	92.8%	92.4%	0.4%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	General and administrative expenses include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees, and other costs.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. In 2003, this calculation is based on seven stabilized properties; in 2002, this calculation is based on four stabilized properties.

     Four of our continuing communities (Bradford Creek, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the three-month periods ended September 30, 2003 and 2002. Our same-property operating revenues decreased by $55,000, or 2.3%, from $2,383,000 for the three months ended September 30, 2002 to $2,328,000 for the three months ended September 30, 2003. Our same-property operating expenses increased by $35,000, or 3.9% from $905,000 for the three months ended September 30, 2002 to $940,000 for the three months ended September 30, 2003. Stabilized occupancy for our same-property communities was 93.1% for the three months ended September 30, 2003 compared to 92.4% for the three months ended September 30, 2002.

     The following discussion compares our statements of operations for the three months ended September 30, 2003 and 2002.

     Total operating revenues increased $752,000 or 18.1% from $4,164,000 for the three months ended September 30, 2002 to $4,916,000 for the three months ended September 30, 2003. The increase in operating revenues is due primarily to the following:

(a)	a $876,000 increase in operating revenues from Addison Place, which completed its lease-up in September 2002, and Veranda Chase, which completed its lease-up in June 2003;

partially offset by:

(b)	a decrease in operating revenues of $55,000 from same-properties and of $78,000 from St. Andrews at the Polo Club, due primarily to higher rent concessions.

     Property operating expenses increased $95,000 or 5.1% from $1,860,000 for the three months ended September 30, 2002 to $1,955,000 for the three months ended September 30, 2003. The increase is due primarily to increased operating expenses at Veranda Chase, which completed its lease-up in June 2003.

     General and administrative expenses decreased $26,000 or 4.6% from $561,000 for the three months ended September 30, 2002 to $535,000 for the three months ended September 30, 2003. The decrease for the three months ended September 30, 2003 is due primarily to lower recruiting costs compared to the same period of 2002. General and administrative expenses as a percentage of operating revenues decreased from 13.5% for the three months ended September 30, 2002 to 10.9% for the three months ended September 30, 2003.

     Depreciation expense decreased $85,000 or 5.1% from $1,671,000 for the three months ended September 30, 2002 to $1,586,000 for the three months ended September 30, 2003. The decrease for the three months ended September 30, 2003 is due primarily to fully depreciated furniture, fixtures and equipment at Bradford Creek, Plantation Trace, Preston Oaks, and River Oaks partially offset by increased depreciation expense at Veranda Chase, where we began to record depreciation expense in June 2002. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $298,000, or 18.6%, from $1,600,000 for the three months ended September 30, 2002 to $1,898,000 for the three months ended September 30, 2003, due primarily to the completion of construction of Veranda Chase in the fourth quarter 2002 and the discontinued capitalization of construction period interest.

     Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002.

     For the nine months ended September 30, 2003, we recorded net income of $3,459,000, or $0.67 per share, compared to a net loss of ($2,559,000) or ($0.52) per share, for the nine months ended September 30, 2002. Our results include:

(a)	a $6,070,000 gain, net of minority interest, from the sale of Highland Park on August 6, 2003; and

(b)	a $1,901,000 increase in total operating revenues due primarily to Addison Place, which completed its lease-up in September 2002, and Veranda Chase, which completed its lease-up in June 2003;

partially offset by:

(c)	a $1,117,000 increase in interest expense due primarily to Veranda Chase, which was substantially completed during the fourth quarter of 2002;

(d)	a $531,000 increase in property operating expenses due primarily to Veranda Chase; and

(e)	a $322,000 increase in depreciation expense due primarily to Veranda Chase.

     The operating performance for all our continuing apartment communities is summarized in the following table:

	Nine Months Ended
	September 30,
			Percentage
	2003	2002	Change

Total operating revenues	$14,281,000	$12,380,000	15.4%
Property operating expenses (1)	(5,608,000)	(5,077,000)	10.5%
General and administrative expenses (2)	(1,618,000)	(1,575,000)	2.7%
Depreciation of real estate assets	(5,086,000)	(4,764,000)	6.8%

Income from operations	$1,969,000	$964,000	104.3%
Average stabilized occupancy (3)	89.9%	91.5%	(1.6%)

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	General and administrative expenses include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees, and other costs.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. In 2003, this calculation is based on six stabilized properties, in 2002, this calculation is based on four stabilized properties.

     Four of our continuing communities (Bradford Creek, Plantation Trace, Preston Oaks, and River Oaks) were fully stabilized during both the nine-month periods ended September 30, 2003 and 2002. Our same-property operating revenues decreased by $215,000 or 3.0%, from $7,157,000 for the nine months ended

September 30, 2002 to $6,942,000 for the nine months ended September 30, 2003. Our same-property operating expenses increased by $6,000 or 0.2% from $2,599,000 for the nine months ended September 30, 2002 to $2,605,000 for the nine months ended September 30, 2003. Stabilized occupancy for our same-property communities was 91.6% for the nine months ended September 30, 2003 compared to 91.5% for the nine months ended September 30, 2002.

     The following discussion compares our statements of operations for the nine months ended September 30, 2003 and 2002.

     Total operating revenues increased $1,901,000 or 15.4% from $12,380,000 for the nine months ended September 30, 2002 to $14,281,000 for the nine months ended September 30, 2003. The increase in operating revenues is due primarily to the following:

(a)	a $2,243,000 increase in operating revenues from Addison Place, which completed its lease-up in September 2002, and Veranda Chase, which completed its lease-up in June 2003;

     partially offset by:

(b)	a decrease in operating revenues of $215,000 from same-properties and of $134,000 from St. Andrews at the Polo Club, due primarily to higher rent concessions.

     Property operating expenses increased $531,000 or 10.5% from $5,077,000 for the nine months ended September 30, 2002 to $5,608,000 for the nine months ended September 30, 2003. The increase is due primarily to increased operating expenses at Veranda Chase, which completed its lease-up in June 2003.

     General and administrative expenses increased $43,000 or 2.7% from $1,575,000 for the nine months ended September 30, 2002 to $1,618,000 for the nine months ended September 30, 2003. The increase for the nine months ended September 30, 2003 is due primarily to higher legal costs compared to the same period of 2002. General and administrative expenses as a percentage of operating revenues decreased from 12.7% for the nine months ended September 30, 2002 to 11.3% for the nine months ended September 30, 2003.

     Depreciation expense increased $322,000 or 6.8% from $4,764,000 for the nine months ended September 30, 2002 to $5,086,000 for the nine months ended September 30, 2003. The increase is due primarily to depreciation expense at Veranda Chase, where we began to record depreciation expense in June 2002. We record depreciation expense as apartment homes are completed and available for occupancy.

     Interest expense increased $1,117,000 or 24.4% from $4,586,000 for the nine months ended September 30, 2002 to $5,703,000 for the nine months ended September 30, 2003, due primarily to the completion of construction of Veranda Chase in the fourth quarter 2002 and the discontinued capitalization of construction period interest.

Liquidity and Capital Resources

     Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002. Cash and cash equivalents increased $3,557,000 during the nine months ended September 30, 2003 compared to a decrease of $1,053,000 during the nine months ended September 30, 2002. The change is due to a decrease in cash used in investing activities of $13,374,000 partially offset by a decrease in cash provided by financing activities of $7,903,000 and a decrease in cash provided by operating activities of $861,000.

     A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities decreased $861,000 from $2,864,000 during the nine months ended September 30, 2002 to $2,003,000 during the nine months ended September 30, 2003. The decrease in cash flow from operations is due primarily to the payment of $542,000 in the first quarter of 2003 of the 2002 real estate taxes for St. Andrews at the Polo Club. We did not pay real estate taxes for that property in the first quarter of 2002 because we had recently purchased it in November 2001. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

     On August 27, 2003, we paid a special distribution of $0.55 per share/unit to shareholders/unitholders of record on August 18, 2003. We paid this special distribution from the profit generated by the sale of our 188-unit Highland Park community. Previously, our board of directors suspended payment of our regular quarterly dividend for all four quarters of 2003 and all four quarters of 2002. We cannot predict when we might be able to resume paying regular quarterly dividends.

     In addition to experiencing lower occupancy and operating revenues at our existing properties, we are completing a major growth program with three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $13.1 million of our equity that is currently not producing any cash flow. The decreased revenues, together with our growth program, have resulted in decreased cash flow for our company. We believe that our cash flow from operations will begin to increase as we complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower occupancy and lower rents.

     Net cash used in investing activities decreased $13,374,000 from $15,536,000 during the nine months ended September 30, 2002 to $2,162,000 during the nine months ended September 30, 2003. This decrease is attributable to the following:

(a)	decreased spending on construction during 2003 of $6,061,000, primarily due to completion of construction at Veranda Chase in the fourth quarter of 2002;

(b)	net cash proceeds of $381,000 from the sale of land and reimbursement for land improvements for right-of-way projects at the Addison Place community in February 2003; and

(c)	net cash proceeds of $6,932,000 from the sale of the Highland Park community on August 6, 2003.

     Net cash provided by financing activities decreased $7,903,000 from $11,619,000 during the nine months ended September 30, 2002 to $3,716,000 during the nine months ended September 30, 2003. The decrease is due primarily to the following:

(a)	$10,750,000 proceeds from mortgage notes payable in 2003 compared to $22,500,000 proceeds from mortgage notes payable in 2002;

(b)	the $8,487,000 payoff of the mortgage note payable secured by the River Oaks community in the third quarter of 2003;

(c)	a $5,717,000 decrease in construction loan borrowings for Veranda Chase due to completion of construction in the fourth quarter of 2002;

(d)	the $3,957,000 payment of a special distribution in the third quarter of 2003;

(e)	the $3,700,000 payoff of a land loan in the second quarter of 2003 compared to the $1,300,000 payoff of a land loan in the second quarter of 2002;

(f)	a $2,329,000 decrease in construction loan borrowings for our Charlotte community; and

(g)	no borrowings from our lines of credit in 2003 compared to $802,000 borrowed in 2002;

partially offset by:

(h)	paying off $22,500,000 of construction loans during 2002;

(i)	a $3,186,000 increase in construction loan borrowings for the Addison Place retail center, which was initially funded in May 2003; and

(j)	using $2,002,000 to pay off a line of credit in the first quarter of 2002.

     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at September 30, 2003 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
September 30, 2003

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate	Date	Maturity	Payment	Balance

Office Building (1) (2)	Bank of North Georgia	LIBOR plus 200 b.p	3.12	06/01/04	5,280,000	Interest only	3,468,000
Revolving $1 million credit line (1)	Bank of North Georgia	LIBOR plus 200 b.p	4.00	06/01/04	0	Interest only	0
Northridge Apartments land loan (1)	SouthTrust Bank	LIBOR plus 175 b.p	2.87	07/10/04	3,000,000	Interest only	3,000,000
Revolving $2 million credit line (1)	Compass Bank	LIBOR plus 175 b.p	3.75	08/01/04	0	Interest only	0
Addison Place Phase II (3)	Wachovia Bank	Fixed-rate const/perm	8.62	05/10/05	22,071,000	Variable	22,306,000
Addison Place Shoppes (1)	Compass Bank	LIBOR plus 185 b.p	3.50	04/30/06	6,500,000	Interest only	3,186,000
Preston Oaks (4)	Freddie Mac	Fixed-rate permanent	7.18	02/01/08	11,694,000	$86,034	12,347,000
Charlotte (1) (2)	AmSouth Bank	LIBOR plus 200 b.p	3.12	03/10/08	19,642,000	Interest only	14,673,000
Veranda Chase (5)	Compass Bank	Fixed-rate const/perm	7.38	04/25/08	16,348,000	Interest only	16,774,000
Bradford Creek (6)	Nationwide Life	Fixed-rate permanent	7.15	06/15/08	7,290,000	$56,734	7,891,000
Plantation Trace (7)	Prudential Life	Fixed-rate permanent	7.09	10/15/08	10,313,000	$79,892	11,226,000
Addison Place Phase I (7)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,205,000
St. Andrews at the Polo Club (8)	State Farm	Fixed-rate permanent	6.95	12/01/11	18,138,000	$139,009	20,593,000
River Oaks (4)	Freddie Mac	Fixed-rate permanent	5.54	09/01/13	8,945,000	$61,307	10,738,000

Totals					$137,608,000		$135,407,000

(1)	The interest rate shown for variable-rate debt is as of September 30, 2003. The revolving $1 million credit line with Bank of North Georgia has an interest rate floor of 4.00%. The revolving $2 million credit line with Compass Bank has an interest rate floor of 3.75%. The construction loan on the Addison Place Shoppes with Compass Bank has an interest rate floor of 3.50%.

(2)	The construction loans for Charlotte and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and required principal payments are made prior to maturity.

(3)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Remaining principal payments on the loan are scheduled as follows: 2003 — $24,000; 2004 — $152,000; 2005 — $59,000, plus the balloon payment due of $22,071,000.

(4)	The loans secured by the Preston Oaks and River Oaks communities may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loans are prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium will be 1% of the unpaid principal balance of the notes. The loans may be prepaid in full during the last 90 days before their maturity dates without any prepayment premium.

(5)	The construction loan for Veranda Chase is not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of this loan is drawn and required principal payments are made prior to maturity. The loan is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee.

(6)	The loan secured by the Bradford Creek community may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(7)	Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(8)	The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

Our existing loans will require balloon payments, in addition to monthly principal amortization, coming due over the years 2004 to 2012 as summarized below:

Debt Maturity Schedule:

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties

2004	$8,280,000	Northridge apartments land loan and Northridge office building
2005	22,071,000	Addison Place Phase II
2006	6,500,000	Addison Place Shoppes
2007	0
2008	65,287,000	Preston Oaks, Bradford Creek, Plantation Trace, Charlotte and Veranda Chase
2009	8,387,000	Addison Place Phase I
2010	0
2011	18,138,000	St. Andrews at the Polo Club
2012	0
2013	8,945,000	River Oaks

Total	$137,608,000

     On August 21, 2003, we closed a $10,750,000 loan from L.J. Melody & Company, a mortgage banking firm, to refinance the River Oaks property. Because we increased the loan amount from $8,500,000 to $10,750,000, we received net cash proceeds of approximately $2,100,000. As planned, L.J. Melody immediately assigned the loan to the Federal Home Loan Mortgage Corporation. The terms of the loan include a ten-year term with a fixed interest rate of 5.54% payable in monthly installments of $61,307 based on a 30-year amortization schedule. Roberts Realty paid an origination fee of $74,875 to L.J. Melody & Company in connection with this loan. Dennis H. James, a director of Roberts Realty, is Managing Director — Southeast Region, with L.J. Melody & Company.

     We have lines of credit with two banks aggregating $3,000,000 to provide funds for short-term working capital purposes. One facility, in the amount of $1,000,000, expires June 1, 2004. The other credit facility, in the amount of $2,000,000, expires August 1, 2004. No principal or interest is currently outstanding on either facility. Although we intend to renew both lines of credit, there is no assurance that the banks will offer renewals or, if those renewals are offered, that they will be on favorable terms.

     On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At September 2003, $3,186,000 was drawn on the loan.

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

     With respect to the debt that matures after 2003, we anticipate that we will repay only a small portion of the principal of that indebtedness before maturity and that we will not have funds on hand sufficient to repay that indebtedness at maturity. We currently intend to refinance our maturing debt through debt financing collateralized by mortgages on individual communities or groups of communities, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.

     We enter into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction that relate to the development and construction of real estate assets.

     Roberts Construction constructed Addison Place — Phase II and Veranda Chase under a cost plus 10% contract and is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, we entered into a cost plus 5% contract with Roberts Construction related to the construction of the 39,205 square foot Addison Place retail center. Also in 2001, we entered into a fixed price contract with Roberts Construction related to the construction of the Northridge corporate office building. At September 30, 2003, the remaining commitments under construction contracts were $8,185,000 as summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment

Addison Place retail center	$2,483,000	$2,101,000	$382,000
Northridge Office Building	4,765,000	4,152,000	613,000
Charlotte	23,193,000	16,252,000	6,941,000
Veranda Chase	15,747,000	15,609,000	138,000
Addison Place — Phase II	21,927,000	21,816,000	111,000

	$68,115,000	$59,930,000	$8,185,000

     We plan to fund the remaining contractual commitments for the Addison Place retail center, Northridge Office Building, Charlotte and Veranda Chase commitments from the remaining amounts available to be borrowed under the construction loans secured by those properties. We plan to fund the remaining contractual commitment for Addison Place – Phase II from working capital.

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

Stock Repurchase Plan

     Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2002 or during the nine months ended September 30, 2003. We will continue to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and the price per share.

Inflation

     Substantially all apartment leases are for an initial term of not more than 12 to 14 months and thus may enable us to seek increases in rents after the expiration of each lease. We believe the short-term nature of these leases reduces our risk of the adverse effects of inflation.

Supplemental Disclosure of Funds From Operations

     Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We believe that FFO is an important measure of our operating performance. We believe that FFO provides useful information to investors because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity REIT with another on the basis of operating performance. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (loss) (determined in accordance with GAAP). The following table reconciles net income (loss) to FFO (dollars in thousands, unaudited).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$5,269	$(1,041)	$3,459	$(2,559)
Minority interest of unitholders — continuing operations	(316)	(508)	(1,123)	(1,226)
Minority interest of unitholders — discontinued operations	3	25	45	80
Loss on disposal of assets	8	12	19	25
(Gain) loss on sale of real estate assets, net of minority interest	—	—	(77)	102
Gain on sale of Highland Park, net of minority interest	(6,070)	—	(6,070)	—
Depreciation expense — continuing operations	1,586	1,671	5,086	4,764
Depreciation expense — discontinued operations	41	120	247	356

Funds from operations	$521	$279	$1,586	$1,542

Weighted average shares and units outstanding during the period	7,224,517	7,220,324	7,223,969	7,220,774

Critical Accounting Policies and Estimates

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in Note 11 in Item 1 above. Because we are in the business of owning, operating, and developing apartment communities, our critical accounting policies relate to cost capitalization, asset impairment evaluation, and derivatives and hedging activities. The following is a summary of our overall accounting policy in this area.

     Cost Capitalization

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

     We capitalize direct costs associated with the development and construction of our apartment communities. We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with SFAS No. 34, “Capitalization of Interest Cost,” for our real estate assets. During the development and construction of a new apartment community, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the community becomes substantially complete and the apartment homes become available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as a community transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the apartments available for occupancy, and what rent levels we achieve at the community. The leasing absorption of our communities in lease-up has been slowed as a result of the weakness in the national economy, particularly in our primary market of Atlanta. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

     Asset Impairment Evaluation

     We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At September 30, 2003, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

     Derivatives and Hedging Activities

     We generally enter into fixed rate debt instruments. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into two interest rate swap agreements to effectively fix the variable interest rates on our $22,500,000 Addison Place Phase II permanent loan and our $17,000,000 Veranda Chase construction loan.

     Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Our swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheet, and the related gains or losses are deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Any ineffective portions of cash flow hedges are recognized immediately in earnings. We intend to hold the interest rate swap arrangements and related debt agreements until maturity. In the event the interest rate swap agreement is terminated, we would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. The net effect of this accounting is that interest on the variable rate-debt is generally recorded based on fixed interest rates.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position, results of operations and cash flows.

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•	The current unfavorable market and economic conditions in Atlanta, Charlotte and Palm Beach County could continue to depress our occupancy and rental rates and adversely affect our financial performance.

•	Further unfavorable changes in market and occupancy conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

•	Increased competition in the Atlanta, Charlotte and Palm Beach County markets could limit our ability to lease our apartment homes or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction risks inherent in our Charlotte and Northridge communities, our corporate office building and our Addison Place retail center, and the other communities we may develop in the future, could adversely affect our financial performance.

•	If we are unable to lease-up our Charlotte and Northridge communities, our Addison Place retail center, and our corporate office building as we expect, our financial performance will be adversely affected.

•	We might not be able to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

•	We have approximately $24,327,000 in debt at September 30, 2003 that bears interest at variable interest rates (excluding loans on which we have synthetically fixed the interest rate), and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     In addition, the market price of our common stock may from time to time fluctuate materially as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the “Risk Factors” section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 5 and 6 to the consolidated financial statements included in this report. Our Addison Place Phase II loan and our Veranda Chase construction loan, which had an aggregate outstanding principal balance of $39,080,000 at September 30, 2003, have synthetically fixed interest rates. When we closed each of these loans, we entered into interest rate swap agreements that synthetically fixed the interest rates. The fair value of those interest rate swap agreements at September 30, 2003 was a liability of $3,890,000 as a result of lower market interest rates compared to the synthetically fixed rates. If we hold these instruments until maturity, as we intend, we will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at September 30, 2003 will be reduced, as we perform under these instruments, as the difference between the market interest rate and the fixed rates decrease, and as these obligations mature. All of our other permanent mortgage loans secured by our existing communities, with an aggregate outstanding principal balance of $72,001,000 at September 30, 2003, bear interest at fixed rates.

     The remaining long-term construction loans, which had an aggregate outstanding balance of $21,327,000 at September 30, 2003, bear interest ranging from 185 to 200 basis points over the 30-day LIBOR rate. Our lines of credit and land loan, which had an aggregate outstanding balance of $3,000,000 at September 30, 2003, have interest rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

ITEM 4.     CONTROLS AND PROCEDURES.

     As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     We did not modify, limit, or qualify the rights of the holders of common stock during the three or nine months ended September 30, 2003. During the three months ended September 30, 2003, we granted 1,563 shares of restricted stock to certain employees as incentive compensation. The market value of these restricted stock grants totaled $11,000. During the nine months ended September 30, 2003, we granted 2,873 shares of restricted stock to certain employees as incentive compensation. The market value of these restricted stock grants totaled $19,000. These transactions have been recorded as unamortized deferred compensation and are shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period. The grants were exempt from registration as private placements under section 4(2) of the Securities Act of 1933, and these securities are deemed to be restricted securities for purposes of the Act. We affixed appropriate legends to the share certificates we issued in these transactions. The recipients of these securities had adequate access to information about us through their relationship with us. During the three months ended September 30, 2002, we did not grant any shares of restricted stock. During the nine months ended September 30, 2002, we granted 3,034 shares of restricted stock to certain employees as incentive compensation. The market value of these restricted stock grants totaled $22,000. During the nine months ended September 30, 2003, 6,466 shares of restricted stock with an original market value of $45,000 were forfeited by employees who terminated employment before vesting.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting on September 3, 2003 for the purpose of electing two members of our board of directors. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.

     Both of management’s nominees for directors as listed in the proxy statement were elected with the following votes (there were no abstentions or broker non-votes):

	Votes	Votes
	For	Withheld

Charles S. Roberts	4,198,395	52,985
Charles R. Elliott	4,188,395	62,985

     Our articles of incorporation require the board of directors to be divided into three classes. The terms of office of Mr. Ben A. Spalding and Mr. George W. Wray, Jr. expire at the annual meeting in 2004, and the terms of office of Mr. Dennis H. James and Mr. Wm. Jarell Jones expire at the annual meeting in 2005. Those directors continue in office.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

10.4.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003, in the original principal amount of $10,750,000 (River Oaks).*

10.4.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).*

10.4.3	Replacement Reserve Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).*

10.4.4	Guaranty executed by Roberts Realty Investors, Inc. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).*

10.10.5	Second Amendment to Loan Documents dated July 7, 2003 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and SouthTrust Bank (Northridge Community).

31	Certifications of Charles S. Roberts and Gregory D. Fletcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Gregory D. Fletcher pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

* L.J. Melody & Company immediately assigned the loan and related documents to the Federal Home Loan Mortgage Corporation (Freddie Mac).

(b)	Current Reports on Form 8-K during the quarter ended September 30, 2003.

Form 8-K dated and filed on August 14, 2003, furnishing under Item 9 the press release regarding the financial results of Roberts Realty Investors, Inc. for the three months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2003

ROBERTS REALTY INVESTORS, INC.

By: /s/ Gregory D. Fletcher Gregory D. Fletcher, Chief Financial Officer (The Registrant’s Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.	Description

10.4.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003, in the original principal amount of $10,750,000 (River Oaks).*

10.4.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).*

10.4.3	Replacement Reserve Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).*

10.4.4	Guaranty executed by Roberts Realty Investors, Inc. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).*

10.10.5	Second Amendment to Loan Documents dated July 7, 2003 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and SouthTrust Bank (Northridge Community).

31	Certifications of Charles S. Roberts and Gregory D. Fletcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Gregory D. Fletcher pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

* L.J. Melody & Company immediately assigned the loan and related documents to the Federal Home Loan Mortgage Corporation (Freddie Mac).