Form 10-K
period 2003-12-31
ROBERTS REALTY INVESTORS INC
filed 2004-03-23
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number 001-13183

Roberts Realty Investors, Inc.

(Name of small business issuer in its charter)

Georgia	58-2122873

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8010 Roswell Road, Suite 280
Atlanta, GA	30350

(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number:  (770) 394-6000

Securities registered under Section 12(b) of the Act: None

Title of each class:	Name of each exchange on which registered:

N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

     State the aggregate market value of the voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (See definition of affiliate in Rule 405.)

$24,580,431

     Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,241,028 shares of common stock (as of February 29, 2004).

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

General

     Roberts Realty Investors, Inc. owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of February 29, 2004, Roberts Realty owns a 72.6% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an “umbrella partnership” or “UPREIT.”

     As of March 8, 2004, we own:

▪	seven existing multifamily apartment communities that are stabilized containing a total of 1,694 apartment homes;

▪	one community containing 319 apartment homes currently under construction (we expect to complete construction by June 30, 2004);

▪	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community);

▪	a 42,090 square foot retail center currently under construction; and

▪	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate office building (we intend to occupy the office building by May 1, 2004).

     Seven of our communities – Addison Place, Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, St. Andrews at the Polo Club and Veranda Chase – totaling 1,694 apartment homes, are stabilized. We began leasing on March 13, 2004 at our 319-unit Charlotte, North Carolina community. All of our communities are located in metropolitan Atlanta, Georgia, except our Charlotte community and St. Andrews at the Polo Club, which is located in the city of Wellington, Palm Beach County, Florida.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of February 29, 2004, our seven stabilized communities totaling 1,694 apartment homes had a physical occupancy rate of 92.9%.

     We are constructing a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community in Alpharetta, Georgia. We expect to complete construction in the third quarter of 2004. In June 2001, we purchased land and a partially constructed office building on Northridge Parkway in North Fulton County, Georgia. We will use a portion of one floor of the building as our corporate headquarters and currently expect to move into those premises by May 1, 2004. We will lease the remaining space on that floor to Roberts Properties and Roberts Construction, and we plan to lease the other two floors to unaffiliated tenants. We are in the planning and design phase of the Northridge community.

     In Atlanta, our primary market, negative job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy, we offer residents incentives in the form of concessions and lower rents, which has adversely affected operating results at our stabilized communities. We expect rent concessions and lower rents to continue for the foreseeable future, and we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

     On August 27, 2003, we paid a special distribution of $0.55 per share to shareholders and $0.55 per unit to unitholders in the operating partnership of record on August 18, 2003. We paid the special distribution from the profit generated by the sale of our Highland Park community.

     In addition to experiencing lower operating revenues at our existing properties, we are completing three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $13.4 million of our equity that is currently not producing any cash flow. The decreased revenues from our existing properties, together with our growth program, have reduced our cash flow from operations. We believe that our cash flow from operations will begin to improve as we finish our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, however, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower rents.

     In light of these factors, our board of directors suspended payment of our regular quarterly dividends for the fourth quarter of 2001 and all of 2002 and 2003. We cannot predict when, or if, we will resume paying regular quarterly dividends. We expect to continue to sell properties from time to time and to pay special distributions to our shareholders and unitholders from the net sale proceeds as we did in 2003 from the proceeds of the Highland Park sale.

     Roberts Realty is a Georgia corporation formed in July 1994. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the “double taxation” of income – i.e., at both the corporate and shareholder levels – that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 90% of our taxable income. Our common stock is traded on the American Stock Exchange under the symbol “RPI.”

     We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board and Chief Executive Officer, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. The Roberts Companies developed and constructed all of our existing communities, except the 24-unit second phase of Preston Oaks and the 200-unit St. Andrews at the Polo Club. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us. Roberts Construction is the general contractor of our Charlotte community and will oversee the completion of construction. Roberts Construction began construction on both the Addison Place Shoppes and the corporate office building before we purchased them, and we have retained Roberts Construction to finish construction on these projects. We have retained Roberts Properties to develop our Northridge community and Roberts Construction to construct it.

     Our executive offices are located at 8010 Roswell Road, Suite 280, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We do not maintain a corporate website. As of February 29, 2004, we have 42 full-time employees.

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

Growth Strategies

     Our business plan and growth strategy are focused on creating cash flow and capital appreciation by building and managing new apartment homes of the highest quality and value in excellent high-growth neighborhoods. Our business objective is to increase the long-term total return to our shareholders through appreciation in the value of our properties and the payment of dividends or capital distributions when we sell properties. To achieve this objective, we are pursuing the following growth strategies:

(a)	maximize cash flow from operations by seeking through intensive management to maintain high occupancy levels, obtain regular rent increases, manage resident turnover efficiently and control operating expenses; and

(b)	develop and/or acquire new multifamily apartment communities in Georgia, North Carolina and Florida.

We will engage others, including the Roberts Companies, to help us pursue these strategies, which are described in more detail below.

     Property Management Strategy. We believe that managing our communities intensively is a fundamental element of our investment strategy. As of February 29, 2004, we employ 35 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of the communities. Our property management strategy will continue to be:

▪	to increase average occupancy and rental rates as market conditions permit;

▪	to minimize resident turnover and delinquent rental payments through strict review of each applicant’s creditworthiness;

▪	to control operating expenses and increase net operating income at each of our communities; and

▪	provide superior service to our residents.

     Development Strategy. We intend to continue to develop high quality apartment communities for long-term ownership. During the past 20 years, the Roberts Companies have developed, constructed, and/or managed over 4,400 residential units. We believe that the number and quality of the apartment units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies’ experience with the development, construction and financing process will minimize the barriers to new development. These barriers include governmental growth control, a difficult rezoning and permitting process, and the limited availability of well-located sites. We believe that these restraints on construction, assuming substantial improvement in the Atlanta economy, offer a continuing opportunity for us to achieve favorable long-term returns on the development of well-located, high quality apartment home communities.

     We have retained Roberts Properties to develop our Northridge community. We also expect that Roberts Properties will continue to develop other communities for us in the future. Although the experience of the Roberts Companies will be most helpful to us in the Atlanta area, we believe that their experience will enable us to continue to develop multifamily apartment communities in North Carolina and Florida.

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

     In analyzing the potential development of a particular community, we will evaluate geographic, demographic, economic, and financial data, including:

▪	households, population and employment growth;

▪	prevailing rental and occupancy rates in the immediate market area and the perceived potential for growth in those rates;

▪	costs that affect profitability of the investment, including construction, financing, operating and maintenance costs;

▪	income levels in the area;

▪	existing employment bases;

▪	traffic volume, transportation access, proximity to commercial centers and regional malls; and

▪	proximity to and quality of the area’s schools.

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

     The preliminary environmental assessments of our apartment communities and other real estate assets have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions – including changes in applicable environmental laws and regulations – may cause us to have environmental liability.

Costs of Compliance with Americans with Disabilities Act and Similar Laws

     Under the Americans with Disabilities Act of 1990, or the ADA, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. Although we believe that our communities are substantially in compliance with present requirements of the ADA, we may incur additional costs of complying with the ADA. A number of additional federal, state and local laws may also require modifications to the communities, or restrict further renovations to them, with respect to access by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment communities first occupied after March 25, 1990 to be accessible to the handicapped. Noncompliance with this Act could result in the imposition of fines or an award of damages to private litigants. We believe that our communities comply with that law.

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

Investment, Financing, and Conflict of Interest Policies

     Our investment policies, financing policies and conflict of interest policies are set by our board of directors. The board of directors has adopted the policies summarized below, including the Code of Ethics and Business Conduct we adopted on March 17, 2004 pursuant to new requirements of the American Stock Exchange. Our board may amend or revise them from time to time without a vote of our shareholders or any vote of the partners of the operating partnership, except that:

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

     We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. We intend to develop multifamily apartment communities primarily in Georgia, North Carolina and Florida. Future development or investment activities will not be limited by our governing documents to any geographic area, product type or specified percentage of our assets.

     Possible Acquisition of Communities Developed by Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under “Conflict of Interest Policies,” we may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include:

▪	hiring Mr. Roberts or Roberts Properties to develop and construct real estate under a fee arrangement;

▪	acquiring undeveloped property from Mr. Roberts or his affiliates for future development; or

▪	acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up.

No particular arrangements have been determined, other than the communities now under construction and development as described elsewhere in this report.

     Securities of or Interest in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We and the operating partnership also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by us and the operating partnership for the purpose of exercising control over those entities. We or the operating partnership may acquire all or substantially all of the securities or assets of other REITs or similar entities where those investments would be consistent with our investment policies. We do not currently intend to invest in the securities of other issuers. In making any of the investments described in this paragraph, we intend to comply with the percentage of ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code. Also, we will not make any investments if the proposed investment would cause us or the operating partnership to be an “investment company” under the Investment Company Act of 1940.

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

     Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the board of directors. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director’s judgment may not be enjoined, set aside or give rise to damages on the grounds of that interest if either:

▪	the transaction is approved, after disclosure of the interest, by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by disinterested shareholders; or

▪	the transaction is established to have been fair to us.

The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the American Stock Exchange, related party transactions are subject to appropriate review and oversight by our Audit Committee, which is composed of Wm. Jarell Jones, its chairman, Dennis H. James, and George W. Wray, Jr.

New Code of Ethics and Business Conduct

     On March 17, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the rules of the American Stock Exchange and the federal Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of corporate opportunities and actual or apparent conflicts of interest between personal and professional relationships;

(2)	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	confidentiality; protection and proper use of company assets;

(5)	equal employment opportunities and prohibition of discrimination or harassment;

(6)	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(7)	accountability for adherence to the code.

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

     In September 1998 our board authorized a stock repurchase plan. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Repurchase Plan, for an explanation of this plan and our repurchases of our shares since 1998.

     At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, the board of directors decides that it is no longer in our best interests to qualify as a REIT.

     For a description of the competition in our markets, see Item 2, Properties – Competition.

ITEM 2. PROPERTIES.

General

     As of March 8, 2004, we own:

▪	seven existing multifamily apartment communities that are stabilized containing a total of 1,694 apartment homes;

▪	one community containing 319 apartment homes that is under construction;

▪	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community);

▪	a 42,090 square foot retail center currently under construction; and

▪	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate office building.

     We sold our 188-unit Highland Park community on August 6, 2003.

     We believe that in the long-term, the demand for multifamily housing in Atlanta will increase due to Atlanta’s growing population, although recent job losses in Atlanta have resulted in a weaker apartment market. According to the Atlanta Regional Commission, which we refer to as the ARC, both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Fulton, DeKalb, Gwinnett, Cobb, Clayton, Rockdale, Henry, Douglas, Cherokee and Fayette counties.

     The following information is based on statistical estimates published by the ARC. The estimated population of the Atlanta Region increased by 7.0% from 3,429,400 persons in 2000 to 3,669,300 persons in 2003, making it one of the largest metropolitan areas in the country and the largest in the Southeast. The population of the Atlanta Region, including Coweta, Forsyth and Paulding counties, is projected to grow to 4,223,300 persons in 2010.

     Housing units in the Atlanta Region increased an estimated 30.5%, from 1,052,430 units in 1990 to 1,373,058 units in 2000. Multifamily homes in the Atlanta Region increased 21.7% from 342,441 units in 1990 to 416,682 units in 2000. The Atlanta Region added 12,393 units in 2003, 14,823 units in 2002 and 16,237 units in 2001.

     The following table summarizes basic information about our communities.

		Year
		Completed	Number	Approximate
		or to be	of	Rentable Area
Community	Location	Completed	Units	(Square Feet)
Existing Communities:
Plantation Trace(1)	Atlanta	1990/1998	232	310,956
River Oaks	Atlanta	1992	216	276,208
Preston Oaks (2)	Atlanta	1995/1998	213	257,180
Bradford Creek	Atlanta	1998	180	243,941
Addison Place (3)	Atlanta	1999/2001	403	603,506
St. Andrews at the Polo Club (4)	Palm Beach County, FL	2001	200	309,073
Veranda Chase (5)	Atlanta	2002	250	329,572

	Subtotal/Average		1,694	2,330,436
Communities and Other Properties Under Construction:
Charlotte	Charlotte	2004	319	404,222
Addison Shoppes	Atlanta	2004	N/A	42,090
Northridge Office Building	Atlanta	2004	N/A	39,907

[Additional columns below]

[Continued from above table, first column(s) repeated]

			December 2003
			Average Rental Rates		Average Physical
		Average			Occupancy for the
		Unit Size		Per Square	12 Months Ended
Community	Location	(Square Feet)	Per Unit	Foot	Dec. 31, 2003
Existing Communities:
Plantation Trace(1)	Atlanta	1,340	$891	$0.67	89.8%
River Oaks	Atlanta	1,279	905	0.71	89.7%
Preston Oaks (2)	Atlanta	1,207	980	0.81	96.1%
Bradford Creek	Atlanta	1,355	952	0.70	92.4%
Addison Place (3)	Atlanta	1,498	1,053	0.70	89.8%
St. Andrews at the Polo Club (4)	Palm Beach County, FL	1,545	1,251	0.81	86.7%
Veranda Chase (5)	Atlanta	1,318	870	0.66	82.4%

	Subtotal/Average	1,376
Communities and Other Properties Under Construction:
Charlotte	Charlotte	1,267	N/A	N/A	N/A
Addison Shoppes	Atlanta	N/A	N/A	N/A	N/A
Northridge Office Building	Atlanta	N/A	N/A	N/A	N/A

(1)	Plantation Trace was completed in two phases. The 182-unit first phase was completed in 1990 and the 50-unit second phase was completed in 1998.

(2)	Preston Oaks was completed in two phases. The 189-unit first phase was completed in 1995 and the 24-unit second phase was completed in 1998.

(3)	Addison Place was completed in two phases. The 118-unit first phase of Addison Place was completed in October 1999, and the 285-unit second phase was completed in September 2001.

(4)	St. Andrews at the Polo Club was purchased on November 6, 2001. The 200-unit community was purchased during its initial lease-up phase.

(5)	Veranda Chase completed its lease-up phase in June 2003.

     Annual operating data regarding our stabilized communities at December 31, 2003 are summarized in the following table. The second phase of Addison Place is described separately for this purpose. Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy of the applicable community calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized because the applicable community was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period. Throughout this table, “N/A” means “not applicable,” i.e., no unit in the community was available to be occupied during the relevant year.

			Physical Occupancy Rate
	Month
	Completed
	Initial
Community	Lease up	1999	2000	2001	2002	2003
Plantation Trace	9/90	90%	93.7%	90.0%	80.6%	89.8%
River Oaks	2/93	93%	97.3%	94.0%	95.8%	89.7%
Preston Oaks	8/95	98%	98.2%	97.1%	97.0%	96.1%
Bradford Creek	8/98	93%	93.6%	94.1%	94.3%	92.4%
Addison Place	5/00	N/A	97.4%*	90.3%	69.9%	89.8%
Addison Place Phase II (1)	9/02	N/A	N/A	63.6%*	N/A	N/A
St. Andrews	11/02	N/A	N/A	N/A	87.2%	86.7%
Veranda Chase	6/03	N/A	N/A	N/A	N/A	82.4%

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Average Effective Annual Rental Rates
	Month Completed	1999		2000		2001		2002		2003
	Initial	Per	Per	Per	Per	Per	Per	Per	Per	Per	Per
Community	Lease up	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.
Plantation Trace	9/90	$956	$0.71	$994	$0.74	$1,030	$0.77	$978	$0.73	$920	$0.69
River Oaks	2/93	$930	$0.73	$953	$0.75	$983	$0.77	$925	$0.72	$900	$0.70
Preston Oaks	8/95	$994	$0.82	$1,038	$0.86	$1,079	$0.89	$1,033	$0.86	$994	$0.82
Bradford Creek	8/98	$949	$0.70	$987	$0.73	$1,024	$0.76	$956	$0.71	$935	$0.69
Addison Place	5/00	N/A	N/A	$1,288 *	$0.76 *	$1,335	$0.79	$1,127	$0.75	$1,061	$0.71
Addison Place Phase II (1)	9/02	N/A	N/A	N/A	N/A	$1,148 *	$0.81 *	N/A	N/A	N/A	N/A
St. Andrews	11/02	N/A	N/A	N/A	N/A	N/A	N/A	$1,346	$0.87	$1,272	$0.82
Veranda Chase	6/03	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$875	$0.66

(1)	Addison Place Phase II completed its lease-up in September 2002; beginning with 2002, both phases are combined.

          As described below, our Atlanta communities are located in Gwinnett and Fulton counties and four submarkets, or geographic areas, within these counties. We also have one community in Charlotte and one in Palm Beach County, Florida. The Charlotte community and St. Andrews at the Polo Club are described after the Georgia properties. Each heading identifies the community or communities within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC. Multiple communities are located in the Duluth submarket; thus those communities compete not only with unaffiliated apartment communities but also with each other.

Gwinnett County

          From 1990 to 2003, Gwinnett’s population increased 84.6% to 658,200 persons. Gwinnett’s strong employment base, transportation networks, excellent public education system and affordable home prices contribute to the county’s growth. Gwinnett is home to approximately 235 international firms, over 860 manufacturing firms and 1,300 high technology firms that generate many of its 378,413 jobs. The average household income of the county is approximately $81,000. Gwinnett County is home to our communities located in the City of Duluth and unincorporated Gwinnett.

     Duluth Area – Plantation Trace, River Oaks and Bradford Creek Communities

          Duluth. Our Plantation Trace, River Oaks and Bradford Creek communities are located in the City of Duluth, in western Gwinnett County. Duluth has exceeded even Gwinnett County as a whole in percentage of population growth; its population has increased more than 200% since 1990. Duluth is located just west of I-85 and Gwinnett Place Mall, a 1,100,000 square foot regional mall.

          Plantation Trace. Plantation Trace is a 232-unit garden apartment community that was completed in two phases: a 182-unit first phase in 1990 and a 50-unit second phase in 1998, sometimes referred to below as Phase II. Plantation Trace consists of 31 two- and three-story Nantucket-style stone and wood sided buildings located on a 29.2-acre site on Pleasant Hill Road approximately one-half mile west of its intersection with Peachtree Industrial Boulevard. In 1990, the 182-unit first phase received the Aurora Award from the Southeast Builders’ Conference for “Best Rental Apartment Community in the Southeast.”

          The Plantation Trace community, with its award-winning traditional architecture and landscaped grounds, features a clubhouse, a modern fitness and exercise facility, two lighted tennis courts, a sand volleyball court, a multi-station playground, two free-form swimming pools, a small wading pool, a stone paver pool deck and a covered whirlpool spa. In addition to upscale amenities, Plantation Trace offers such interior features as nine foot ceilings, crown molding, pickled wood cabinetry in the kitchen and bath, marble vanity tops, fireplaces, vaulted ceilings and Palladian windows in select units, designer wallcoverings and full laundry rooms with washer and dryer connections. Phase II provides the Plantation Trace community with direct access to the Chattahoochee River, as well as to jogging trails around the existing lake and nature areas along the river.

          Plantation Trace has a variety of floor plans, including 28 one-bedroom units ranging from 901 to 929 square feet, 48 two-bedroom standard and 66 two-bedroom roommate units ranging from 1,228 to 1,298 square feet and 40 three-bedroom units ranging from 1,471 to 1,494 square feet. Phase II contains 7 one-bedroom units of approximately 966 square feet each, 6 two-bedroom units of approximately 1,433 square feet each, 18 two-bedroom townhouses of approximately 1,490 square feet each, 12 three-bedroom townhouses of approximately 1,948 square feet each, 7 four-bedroom townhouses of approximately 2,314 square feet each and 33 garages of 200 square feet each. The weighted average unit size is 1,340 square feet. As of December 31, 2003, rental rates ranged from $795 to $2,025 per month, with a weighted average monthly rent of $891 per unit and $0.67 per square foot. Local real estate taxes were $225,000 in 2003. The physical occupancy rate for the entire Plantation Trace community as of December 31, 2003 was 96.4%.

          River Oaks. River Oaks, which was completed in 1992, consists of 22 two- and three-story Charleston-style brick and wood sided buildings located on a 31.6 acre site on Pleasant Hill Road adjacent to the Chattahoochee River to the west and the Plantation Trace community to the east. The River Oaks community, with its traditional architecture and landscaped grounds, features a large clubhouse with a fitness center, two lighted tennis courts, a sand volleyball court, a multi-station playground, a free-form swimming pool, a stone paver pool deck and a whirlpool spa. In addition to upscale amenities, River Oaks offers such interior features as nine foot ceilings, crown molding, garden tubs, pickled pine cabinetry in the kitchen and bath, marble vanity tops, fireplaces and vaulted ceilings in select units, designer wallcoverings and full laundry rooms with washer and dryer connections.

          River Oaks has a variety of floor plans, including 40 one-bedroom units at approximately 907 square feet, 32 two-bedroom roommate units, 24 two-bedroom deluxe units, 48 two-bedroom standard units ranging from 1,276 to 1,309 square feet and 72 three-bedroom units with approximately 1,457 square feet. The weighted average unit size is 1,279 square feet. As of December 31, 2003, the community was 88.5% occupied, and rental rates ranged from $850 to $1,135 per month, with a weighted average monthly rent of $905 per unit and $0.71 per square foot. Local real estate taxes were $202,000 in 2003.

          Bradford Creek. Bradford Creek, which was completed in 1998, consists of 9 two- and three-story buildings located on an approximately 22.5 acre property near the southeast corner of Peachtree Industrial Boulevard and Howell Ferry Road in Duluth, approximately one-mile southeast of Plantation Trace and River Oaks. The Bradford Creek community, with its unique mountain lodge architecture and traditional landscaping, features a large clubhouse with a fitness center, a clubroom, a laundry room, two lighted tennis courts, a free-form swimming pool, a stone paver pool deck, a 12-acre nature area, a courtyard highlighted by a water fountain and a gated entrance. In addition to the upscale amenities, Bradford Creek offers such interior features as nine foot ceilings and a computer room in select units, crown moldings, garden tubs, white raised-panel cabinetry in the kitchen and bath, marble vanity tops, breakfast bars, designer wallcoverings and full laundry rooms with washer and dryer connections. Each building was constructed using cobblestone and vinyl siding and offers private patios or balconies along with gables and varying paint colors.

          Bradford Creek contains 28 one-bedroom units of approximately 990 square feet each, 46 two-bedroom standard units of approximately 1,302 square feet each, 47 two-bedroom roommate units of approximately 1,344 square feet each and 59 three-bedroom units of approximately 1,579 square feet each. The weighted average unit size is 1,355 square feet. As of December 31, 2003, the community was 92.8% occupied, and rental rates ranged from $750 to $995 per month, resulting in a weighted average monthly rent of $952 per unit and $0.70 per square foot. Local real estate taxes were $177,000 in 2003.

     Unincorporated Gwinnett – Veranda Chase (formerly Old Norcross)

          Veranda Chase. The Veranda Chase community, completed in 2002, is located on a 35.3 acre site at the intersection of Old Norcross Road and Herrington Road in unincorporated Gwinnett County near the western Lawrenceville area. It is near I-85, GA-316 and Gwinnett Place Mall, a 1,100,000 square foot regional mall. This community consists of 15 two- and three-story buildings and has 250 garden-style apartments. It includes details such as stacked stone accents, traditional siding and oversized porches in each unit. Amenities include a clubhouse, an exercise room with weight equipment, a swimming pool, a lighted tennis court, a children’s playground, extensive nature trails along beautiful streams and private wooded views.

          Veranda Chase has 73 one-bedroom units of approximately 970 square feet each, 45 two-bedroom standard units of approximately 1,334 square feet each, 66 two-bedroom roommate units of approximately 1,378 square feet each, and 66 three-bedroom units of approximately 1,633 square feet each. The weighted average unit size is 1,318 square feet. As of December 31, 2003, the community was 92.4% occupied. Rental rates range from $840 to $1,215 per month, resulting in a weighted average monthly rent of $870 per unit and $0.66 per square foot. Local real estate taxes were $226,000 in 2003.

Fulton County

          Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units and land area.

     Perimeter Center/North Springs Area – Preston Oaks and Northridge Communities

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

          Within this corridor is a large base of residential, commercial and office developments. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph’s Hospital and Children’s Healthcare of Atlanta. Perimeter Center encompasses office developments that exceed 18,500,000 square feet of space, with such upscale facilities as Ravinia, Northpark Town Center, Concourse and Perimeter Center Office Park. Several prominent companies such as InterContinental Hotels Group, UPS, Cingular and Hewlett-Packard have located their worldwide or regional headquarters within the Perimeter Center area.

          Preston Oaks. Preston Oaks is a 213-unit garden apartment community that was completed in two phases: a 189-unit first phase in August 1995 and a 24-unit second phase in 1998. Preston Oaks consists of nine two- and three-story buildings located on Mt. Vernon Highway in the Perimeter Center area. The traditional architecture consists of stacked stone and vinyl siding incorporating details of gabled roofs, Palladian windows, columns and bay windows.

          The community is located on an 11.5-acre site and features extensive landscaping. The amenities are similar to those of our other existing communities, with a custom swimming pool, a lighted tennis court, a fitness center with individual workout stations and a large clubhouse. Interior features include garden tubs, oversized walk-in closets, pickled pine cabinetry in the kitchen and bath, crown molding, mirrored walls and chair railing in the dining rooms. Phase one consists of 36 one-bedroom units with 902 square feet each, 92 two-bedroom units ranging from 1,225 to 1,285 square feet and 61 three-bedroom units with 1,440 square feet each. Phase two consists of 24 one-bedroom apartment units with 902 square feet each. The weighted average unit size is 1,207 square feet.

          Preston Oaks is conveniently located less than one mile from Perimeter Mall, a 1,200,000 square foot regional mall, and in close proximity to the area’s numerous office developments. Several stand-alone restaurants and major retail centers either exist or are being developed near the community.

          As of December 31, 2003, Preston Oaks was 96.1% occupied, and its rental rates ranged from $915 to $1,315 per month, resulting in a weighted average monthly rent of $980 per unit and $0.81 per square foot. Local real estate taxes were $218,000 in 2003.

          Northridge. The Northridge community will be located on a 10.9 acre site located adjacent to our former Highland Park community. We intend to construct a 220-unit upscale apartment community consisting of one- and two-bedroom apartments with covered parking for residents. We expect to start construction by the end of 2004, and we estimate the total cost to be approximately $24 million.

     Alpharetta Area – Addison Place

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

          Within this corridor is a large base of residential, commercial and office developments. North Point Mall’s success accelerated the already high rate of residential development, which caters to the upscale consumer. North Fulton’s neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters. North Fulton’s population was 340,301 at the end of 2002 and is projected to grow 16.6% to approximately 397,000 by 2007. The average North Fulton household income in 2003 was $112,000. The Windward project, which straddles Georgia 400, is the region’s largest mixed-use development. Based on our market research, we believe North Fulton County has been adversely affected by the economic downturn. Our indicators include, among others, unemployment rates, apartment vacancies, business failures and mortgage foreclosures.

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

          As of December 31, 2003, Addison Place was 91.7% occupied, and its monthly rental rates ranged from $760 to $1,925 per month, with a weighted average monthly rent of $1,053 per unit and $0.70 per square foot. Local real estate taxes were $381,000 in 2003.

Charlotte, North Carolina

          The following information is based on statistics and estimates published by the Charlotte Chamber of Commerce. Between 1990 and 2003, Mecklenburg County’s population grew from 511,363 to 773,299 persons. It is projected to grow to 1,063,127 persons by 2012. Employment has grown to a total of 387,822 residents employed in 2002. Nine of the nation’s top 200 banks operate in Charlotte, including Bank of America, N.A. and Wachovia Corporation (formerly First Union Corporation). Other major employers include Carolinas Healthcare System, Charlotte-Mecklenburg School System, Duke

Energy Corporation and USAirways. Additionally, 286 of the nation’s largest industrial and service corporations listed by FORTUNE magazine have facilities in the area.

          Our Charlotte community is located on a 23.8-acre site at the intersection of Lancaster Highway (old NC-521) and John J. Delaney Drive in the Ballantyne area, the largest mixed-use development in Mecklenburg County. This community will have 319 garden-style apartments, consisting of 110 one-bedroom units ranging from 766 square feet to 1,030 square feet, 143 two-bedroom units ranging from 1,144 square feet to 1,550 square feet, 48 three-bedroom units at 1,783 square feet and 18 four-bedroom units at 2,081 square feet, along with 36 direct-entry garages. The weighted average unit size is 1,267 square feet. We estimate the cost of construction on this development to be approximately $30,800,000, of which $24,000,000 is being funded with a construction loan that we obtained in February 2002. The community is located near I-485 and I-77, which offer convenient access to downtown Charlotte and I-85.

Palm Beach County, Florida – St. Andrews at the Polo Club

          According to the Palm Beach Development Board, Palm Beach County is the third most populated county in Florida behind Dade and Broward counties to the south. The population of Palm Beach County grew from 870,000 persons in 1990 to 1,190,000 persons in 2002, a 37% increase, and is projected to grow to 1,500,000 persons by 2005. It is considered the most affluent county in Florida. West Palm Beach and Boca Raton are the two largest cities in the county, with the downtown West Palm Beach area undergoing a multi-billion dollar renaissance, which includes the recently completed mixed-use project City Place.

          St. Andrews at the Polo Club. St. Andrews at the Polo Club community is located on a 13.7-acre site adjacent to the Palm Beach Polo and Country Club in Wellington, Palm Beach County, Florida. The property is conveniently located 1.5 miles from The Mall at Wellington Green, a new 1.3 million square foot regional mall that opened in October 2001. The 200-unit community includes 160 garden apartments and 40 townhouse units, and each of the 200 units has its own garage. The interiors of each apartment include luxurious features such as nine- and ten-foot-high ceilings, wood-burning fireplaces, crown molding, glass-enclosed showers and a top-of-the-line General Electric appliance package. Amenities for the residents include a swimming pool, a spa and gazebo bar area, a business center, an indoor racquetball court, a lighted tennis court and a clubhouse with a fitness center.

          The unit mix includes 80 two-bedroom garden apartments ranging from 1,223 square feet to 1,404 square feet, 80 three-bedroom garden apartments ranging from 1,492 square feet to 1,627 square feet, and 40 townhouses of approximately 1,427 square feet each. The weighted average unit size is 1,545 square feet. As of December 31, 2003, the property was 91.2% occupied. Rental rates ranged from $1,210 to $1,830 per month, resulting in a weighted average monthly rent of $1,251 per unit and $0.81 per square foot. Local real estate taxes were $507,000 in 2003.

          The table on the following page summarizes the amenities of each of the existing communities and of our Charlotte community, which is now under construction.

Summary of Amenities of the Communities

	Patio,	Washer
	Porch	& Dryer	Garden	Fire-	Vaulted	Swimming
Community	Balcony	Hook-ups	Tubs	Places*	Ceilings*	Pool
Existing Communities:
Plantation Trace	Yes	Yes	Yes(1)	Yes(2)	Yes	Yes
River Oaks	Yes	Yes	Yes	Yes	Yes	Yes
Preston Oaks	Yes	Yes	Yes	No	Yes	Yes
Bradford Creek	Yes	Yes	Yes	No	Yes	Yes
Addison Place	Yes	Yes	Yes	No	Yes	Yes
St. Andrews at The Polo Club	Yes	Yes	Yes	Yes	Yes	Yes
Veranda Chase	Yes	Yes	Yes	No	Yes	Yes
Community Under Construction:
Charlotte	Yes	Yes	Yes	Yes	No	Yes

[Additional columns below]

[Continued from above table, first column(s) repeated]

Club-
	house				Sand
	Fitness	Whirl-	Car	Tennis	Volley-	Play-	Laundry
Community	Center	pool	Wash	Court(s)	ball	ground	Room	Other
Existing Communities:
Plantation	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Riverfront,
Trace								Lake, Nature
Preserve
River Oaks	Yes	Yes	Yes	Yes	Yes	Yes	Yes	Riverfront,
Nature Preserve
Preston Oaks	Yes	No	Yes	Yes	No	No	Yes
Bradford Creek	Yes	No	Yes	Yes	No	No	Yes	Nature Preserve
Addison Place	Yes	No	Yes	Yes	No	Yes(1)	Yes	Lake,
Nature Trail
St. Andrews at	Yes	Yes	No	Yes	No	No	Yes	Located next to golf
The Polo Club								course
Veranda Chase	Yes	No	Yes	Yes	No	Yes	Yes	Nature Trail
Community Under Construction:
Charlotte	Yes	No	Yes	Yes	No	No	Yes	Walking Trail,
Two Lakes

* In select units (1) Phase II only (2) Phase I only

Competition

     All of the communities are located in developed areas, and numerous other apartment projects are located within the market area of each community. The number of competitive apartment communities in the area could have a material adverse effect on our ability to lease our apartments at the rental rates anticipated, and we can give no assurances regarding the development of additional competing multifamily communities in the future. The remainder of this section summarizes the competition for each of the communities. The following information reflects our study of apartment communities in each submarket that we believe to be closely competitive with our community or communities within that submarket. This section includes summary information we obtained from various sources – including developers and real estate brokers, as well as on-site visits – regarding those apartment communities. Although we have attempted to verify the information and believe that it is substantially accurate on the whole, information regarding a particular community may be incorrect due to the sources relied upon or erroneous information supplied by competitors.

     Plantation Trace, River Oaks and Bradford Creek. The Duluth submarket, which we consider to include the area within a two-mile radius from the River Oaks, Plantation Trace and Bradford Creek communities, currently consists of approximately 19 multifamily communities, including ours. Although the Bridgewater apartment community – which was previously developed and sold by an affiliate of Mr. Roberts – is located more than two miles from Plantation Trace, it is also included in the Duluth market area because it offers units with attached garages and its architecture and amenities are similar to Plantation Trace. Of the approximately 19 existing communities in the area, seven were completed in the last six years, including Bradford Creek and the second phase of Plantation Trace. Due to the quality of construction, age of the communities, type of amenities, resident profiles and rental rates, we believe that only 11 of the other 16 communities are in direct competition with Plantation Trace, River Oaks and Bradford Creek.

     Preston Oaks. We believe that the north central Perimeter multifamily submarket includes the area within a two-mile radius around this community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south, and it currently consists of approximately 26 multifamily communities, including Preston Oaks. Of the 25 other existing communities in the market area, only six were built before 1983. The remaining 19 communities range from approximately one to 12 years of age. We believe that Preston Oaks competes with all 25 of these communities.

     Northridge. We believe the North Springs multifamily submarket includes the area within an approximately two-mile radius around this planned community. It is generally bounded by the Chattahoochee River to the north and west, Georgia 400 to the east and Dalrymple Road to the south, and currently consists of 34 communities, including Highland Park which we sold on August 6, 2003. Of the approximately 34 existing communities in the market area, only five have been built since 1989. The remaining communities range in age from 15 years to over 20 years. We believe our Northridge community will draw residents from all of the other 34 communities located in the market area, but only 11 of the 34 communities will compete closely with the Northridge community.

     Addison Place. We believe the Alpharetta multifamily submarket includes the area within an approximately four-mile radius around this community. It is generally bounded by the Chattahoochee River to the east, Old Alabama to the south, Georgia 400 to the west and Windward Parkway to the north, and it currently consists of approximately 12 communities, including Addison Place. We believe that Addison Place draws residents from all of the approximately 11 other communities located in the market area, which compete closely with Addison Place.

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

     Charlotte. We consider the Charlotte multifamily submarket to include the area within an approximately two-mile radius around the community. It is generally bounded by Providence Road to the east, Providence Road West to the south, Lancaster Highway (old NC-521) to the west and I-485 to the north, and it currently consists of approximately nine communities, including our community. We believe that once construction of our Charlotte community is complete, it will draw residents from all of the approximately eight other existing communities located in the market area.

     St. Andrews at the Polo Club. We consider the West Palm Beach County submarket to include the area within an approximate three mile radius around this community. It is generally bordered by the Florida Turnpike to the east, Lake Worth Road to the south, Okechobee Road to the north, and the Loxahatchee National Wildlife Refuge to the west. The submarket consists of nine existing apartment communities (including ours), and two new communities currently under construction. Of the nine existing communities, four were built during the last five years. St. Andrews competes with six of the nine communities in its market area.

Summary of Debt Secured by Our Properties

     See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including for each loan: the principal balance at December 31, 2003 and at its scheduled maturity, interest rate, maturity date, amortization schedule and monthly principal and interest payment.

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

     See Item 13, Certain Relationships and Related Transactions – Payments to the Roberts Companies, for more information about the payment of fees to the Roberts Companies in connection with the development and construction of our communities and properties.

Other Real Estate Assets

     In addition to the communities, we also own a retail center and a corporate office building, both of which are under construction. Addison Place retail center is a 42,090 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in Alpharetta, Georgia and located directly in front of our Addison Place apartment community. We entered into a cost plus 5% contract with Roberts Construction to build the retail center, which we expect to be completed by the third quarter of 2004.

     On June 28, 2001, we acquired a partially constructed office building located adjacent to our Northridge land on which we are developing a new community. The three-story, 39,907 square foot building will serve as our corporate headquarters, and we intend to occupy a portion of one floor in the building by May 1, 2004. We will lease the remaining space on that floor to Roberts Properties and Roberts Construction, and we plan to lease the other two floors to unaffiliated tenants. We have entered into a contract with Roberts Construction to finish constructing the building at cost. We also intend to retain Roberts Construction to perform tenant finish work for approximately $600,000. We expect to begin leasing activities in the second quarter of 2004.

     See Item 13, Certain Relationships and Related Transactions – Payments to the Roberts Companies, for more information about the payment of fees to the Roberts Companies in connection with the development and construction of these projects.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the American Stock Exchange, or AMEX, under the symbol “RPI.” The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX during 2003 and 2002, as well as the quarterly dividends declared per share:

				Dividends
Quarter Ended		High	Low	Declared
2003
	First Quarter	$6.35	$5.95	None
	Second Quarter	6.64	5.85	None
	Third Quarter	7.35	6.15	$0.55
	Fourth Quarter	7.35	6.85	None
2002
	First Quarter	$7.25	$6.60	None
	Second Quarter	8.22	7.35	None
	Third Quarter	7.35	6.45	None
	Fourth Quarter	6.75	5.90	None

     On February 29, 2004, there were approximately 352 holders of record of our common stock.

     As of February 29, 2004, we had 5,241,028 shares outstanding (excluding shares held in treasury). In addition, 1,980,218 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Description of Business – The Operating Partnership. There is no established public trading market for the units. As of February 29, 2004, the operating partnership had 212 unitholders of record.

     We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of the board of directors and will be equal in amount for each unit and share.

     On August 27, 2003, we paid a special distribution of $0.55 per share to shareholders and $0.55 per unit to unitholders in the operating partnership of record on August 18, 2003. We paid the special distribution from the profit generated by the sale of Highland Park. Our board of directors suspended payment of our regular quarterly dividends for the fourth quarter of 2001 and all of 2002 and 2003. We cannot predict when, or if, we will resume paying regular quarterly dividends. We expect to continue to sell properties from time to time and to pay special distributions to our shareholders and unitholders from the net sale proceeds as we did in 2003 from the proceeds of the Highland Park sale.

     To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet those distribution requirements.

     During the twelve months ended December 31, 2003, 2002 and 2001, we issued a total of 1,512, 3,077 and 18,290 shares, respectively, net of forfeitures of restricted common stock to certain employees as incentive compensation. The restrictions on transfer lapse at specified dates three years after the respective grant date. The grants were exempt from registration as private placements under section 4(2) of the Securities Act of 1933. We affixed appropriate legends to the share certificates we issued in these transactions. All recipients of these securities had adequate access, through their relationships with us, to information about us. All of these securities are deemed to be restricted securities for purposes of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

OPERATING DATA:
(Dollars in Thousands, Except Per Share Amounts)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
OPERATING DATA:
REVENUES:
Rental operations	$18,042	$15,862	$14,941	$16,629	$16,131
Other operating income	1,151	971	1,037	1,289	1,118

Total revenues	19,193	16,833	15,978	17,918	17,249

EXPENSES:
Property operating and maintenance expense (exclusive of depreciation and amortization) (1)	7,565	6,842	5,417	6,069	6,005
Depreciation of real estate assets	6,733	6,556	4,995	4,979	5,045
Interest expense	7,578	6,381	4,525	4,382	4,668
Interest income	(77)	(39)	(263)	(214)	(159)
Amortization of deferred financing costs	296	314	203	193	203
Other amortization expense	0	0	0	0	11
Expenses related to retirement of debt	0	0	604	103	291
General and administrative expense	2,072	2,155	1,732	2,197	1,964
Loss on disposal of assets	13	33	20	70	69

Total expenses	24,180	22,242	17,233	17,779	18,097

GAIN (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND GAINS ON SALE OF REAL ESTATE ASSETS	(4,987)	(5,409)	(1,255)	139	(848)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,416	1,703	411	(47)	309

GAIN (LOSS) FROM CONTINUING OPERATIONS BEFORE GAINS ON SALE OF REAL ESTATE ASSETS	(3,571)	(3,706)	(844)	92	(539)
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	77	941	7,981	2,416	1,023

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,494)	(2,765)	7,137	2,508	484
INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership	6,184	249	303	324	232

Net income (loss)	$2,690	$(2,516)	$7,440	$2,832	$716

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED:
Income (loss) from continuing operations	$(0.68)	$(0.56)	$1.47	$0.51	$0.10
Income from discontinued operations	1.20	0.05	0.06	0.07	0.05

Net income (loss)	$0.52	$(0.51)	$1.53	$0.58	$0.15

Dividends declared (2)	$0.5500	$0.0000	$0.3300	$0.7400	$1.0850

	December 31,
BALANCE SHEET DATA
Real estate assets, before accumulated depreciation	$152,553	$152,065	$129,734	$111,673	$116,990
Real estate assets, net of accumulated depreciation	121,682	127,628	111,647	90,513	98,409
Total assets	177,739	179,007	165,503	131,529	127,078
Total debt	137,510	137,416	120,581	93,690	88,850
Minority interest of unitholders in the operating partnership	9,214	9,361	11,996	10,607	12,013
Shareholders’ equity	24,049	22,479	25,374	21,437	22,310

Footnotes are on the following page.

	December 31,
	2003	2002	2001	2000	1999
OTHER DATA:
Cash flow provided from (used in):
Operating activities of continuing operations	$1,594	$1,959	$5,000	$5,496	$5,047
Operating activities of discontinued operations	377	810	986	989	870
Investing activities	(4,739)	(16,221)	(49,684)	(11,565)	(7,003)
Financing activities	5,809	16,377	44,820	4,902	(1,347)
Net increase (decrease) in cash and cash equivalents	3,041	2,925	1,122	(178)	(2,433)
Cash and cash equivalents, beginning of year	5,542	2,617	1,495	1,673	4,106
Cash and cash equivalents, end of year	8,583	5,542	2,617	1,495	1,673
Funds from operations (3)	$2,163	$1,988	$4,722	$6,173	$5,126
Weighted average common shares outstanding – basic	5,171,748	4,943,280	4,870,117	4,881,601	4,737,008
Weighted average common shares outstanding – diluted (effect of operating partnership units)	7,223,727	7,220,593	7,226,123	7,367,068	7,448,757
Total stabilized communities (at end of year)	7	7	5	8	9
Total stabilized apartments (at end of year)	1,694	1,632	1,029	1,633	1,779
Average physical occupancy (stabilized communities) (4)	89.4%	86.2%	93.3%	95.9%	93.7%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

(2)	We began paying dividends and distributions on our common stock and units beginning on April 15, 1996.

(3)	Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Disclosure of Funds From Operations, for a reconciliation of net income to FFO.

(4)	Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(Amounts have been restated, as appropriate, to give effect to discontinued operations.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

            We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At December 31, 2003, we owned seven completed and stabilized multifamily apartment communities, consisting of 1,694 apartment homes and one other community under construction consisting of 319 apartment homes. Also, we have a community under development consisting of 220 apartment homes, which when completed, will increase the size of our portfolio to 2,233 apartment homes.

            In Atlanta, our primary market, negative job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. As of December 31, 2003, our average stabilized occupancy was 92.6%. As of February 29, 2004, our average stabilized occupancy was 92.9%. To maintain our physical occupancy we offer residents incentives in the form of concessions and lower rents, which result in decreased revenues and income from operations from our stabilized communities. We expect rent concessions and lower rents to continue for the foreseeable future, and we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

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

            On August 27, 2003, we paid a special distribution of $0.55 per share to shareholders and $0.55 per unit to unitholders in the operating partnership of record on August 18, 2003. We paid the special distribution from the profit generated by the sale of Highland Park. Previously, our board of directors suspended payment of our regular quarterly dividends for the fourth quarter of 2001 and all of 2002 and 2003. We cannot predict when, or if, we will resume paying regular quarterly dividends. We expect to continue to sell properties from time to time and to pay special distributions to our shareholders and unitholders from the net sale proceeds as we did in 2003 from the proceeds of the Highland Park sale.

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

            In 2001 we used the proceeds from the sale of our Rosewood Plantation community plus loan proceeds to purchase two parcels of undeveloped land (one of which was the East Fox Court land we later sold); a partially constructed retail center; and a partially constructed office building, for a total of approximately $13.4 million as part of a Section 1031 tax-deferred exchange. We are developing and intend to build a 220-unit apartment community on the second parcel of land located in north Atlanta. We expect construction to be complete in the third quarter of 2004 on our Addison Place retail center, a 42,090 square foot retail center located at the entrance of our Addison Place apartment community. We anticipate finishing construction of our office building in the second quarter of 2004 and intend to use a portion of one floor of the building as our corporate headquarters. We will lease the remaining space on that floor to Roberts Properties and Roberts Construction, and we plan to lease the other two floors to unaffiliated tenants.

            We sold Crestmark in July 2001 and reinvested the proceeds in November 2001 through a Section 1031 tax-deferred exchange into the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Florida. This exchange redeployed our equity from Douglas County, Georgia to Palm Beach County, Florida, a substantially stronger growth market.

            We will continue to seek opportunities to maximize shareholder value. As noted above, these efforts may include periodically selling some of our apartment communities as we have done in the past and making distributions to our shareholders from the sales proceeds.

Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

     Results for All Communities

            Our operating performance for all of our communities is summarized in the following table:

	Year Ended December 31,			Year Ended December 31,
			%			%
(dollars in thousands)	2003	2002	Change	2002	2001	Change
Total operating revenues	$19,193	$16,833	14.0%	$16,833	$15,978	5.4%
Property operating expenses(1)	$7,565	$6,842	10.6%	$6,842	$5,417	26.3%
General and administrative expenses	$2,072	$2,155	(3.9%)	$2,155	$1,732	24.4%
Depreciation of real estate assets	$6,733	$6,556	2.7%	$6,556	$4,995	31.3%

Income from operations	$2,823	$1,280	120.5%	$1,280	$3,834	(66.6%)
Net income (loss)	$2,690	$(2,516)	206.9%	$(2,516)	$7,440	(133.8%)
Average stabilized occupancy(2)	89.6%	86.2%	3.4%	86.2%	91.3%	(5.1%)

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following properties only through the dates shown, which are the dates we sold each respective property: (a) Highland Park only through August 6, 2003; (b) Rosewood Plantation only through January 4, 2001; and (c) Crestmark only through July 11, 2001.

            For the year ended December 31, 2003, we recorded net income of $2,690,000 or $0.52 per share compared to a net loss of ($2,516,000) or ($0.51) per share for the year ended December 31, 2002 and net income of $7,440,000 or $1.53 per share for the year ended December 31, 2001. The $5,206,000 increase from a net loss of ($2,516,000) in 2002 to net income of $2,690,000 in 2003 is due primarily to the following:

(a)	a gain of $6,070,000, net of minority interest, on the sale of Highland Park in August 2003;

(b)	a $1,861,000 increase in operating revenues due to the completion of Veranda Chase in November 2002;

(c)	a $935,000 increase in operating revenues at Addison Place;

(d)	an $83,000 decrease in general and administrative expenses; and

(e)	a $38,000 increase in interest income due to higher cash balances;

offset by:

(f)	an increase of $1,197,00 in interest expense associated with:

•	Veranda Chase, which was completed in the fourth quarter of 2002; offset by:

•	the sale of Highland Park in August 2003;

(g)	a gain of $1,043,000, net of minority interest, on the sale of our East Fox property in November 2002;

(h)	a $723,000 increase in property operating expenses (excluding depreciation and general and administrative expenses) primarily due to the completion of Veranda Chase in November 2002;

(i)	a $287,000 decrease in the minority interest in the loss before gains on the sale of real estate assets and extraordinary items;

(j)	a $269,000 decrease in same-property operating revenues;

(k)	a $179,000 decrease in operating revenues at St. Andrews at the Polo Club; and

(l)	an increase of $177,000 in depreciation expense due to the completion of Veranda Chase in November 2002, offset by the sale of Highland Park in August 2003.

            The $9,956,000 decrease from net income of $7,440,000 in 2001 to a net loss of ($2,516,000) in 2002 is due primarily to the following:

(a)	gains on the sales of real estate assets, net of minority interest, of $5,188,000 on the sale of Rosewood Plantation in January 2001 and $2,793,000 on the sale of Crestmark in July 2001;

(b)	a $660,000 decrease in same-property operating revenues;

(c)	a $1,958,000 decrease in operating revenues due to the sale of Crestmark in July 2001;

(d)	an increase of depreciation expense due to the completion of Addison Place Phase II in September 2001, the purchase of St. Andrews at the Polo Club in November 2001, and the completion of Veranda Chase in November 2002, offset by the sale of Crestmark in July 2001;

(e)	higher interest expense associated with:

•	Addison Place Phase II, which was completed in the third quarter of 2001;

•	the purchase of St. Andrews at the Polo Club in November 2001;

•	Veranda Chase, which was completed in the fourth quarter of 2002; offset by:

•	the sale of Crestmark in July 2001;

(f)	an increase of $1,495,000 in property operating expenses (excluding depreciation and general and administrative expenses) primarily due to the purchase of St. Andrews at the Polo Club in November 2001, the completion of Addison Place Phase II in September 2001, the completion of Veranda Chase in November 2002, offset by a $676,000 decrease in property operating expenses due to the sale of Crestmark in July 2001;

(g)	a $423,000 increase in general and administrative expenses;

(h)	a $224,000 decrease in interest income due to lower cash balances after funds were invested in real estate assets and to lower interest rates; and

(i)	an increase of $111,000 in amortization of loan costs;

offset by:

(j)	increases in operating revenues at St. Andrews at the Polo Club by $2,561,000 and at Addison Place by $449,000;

(k)	a $405,000 increase in operating revenues from Veranda Chase; and

(l)	a $1,292,000 increase in the minority interest in the loss from continuing operations before gains on sale of real estate assets.

     Same-Property Operating Performance

            Same-property results for the four communities that were fully stabilized during the three years ended December 31, 2003, 2002 and 2001 (Bradford Creek, River Oaks, Plantation Trace and Preston Oaks) are summarized in the table below.

	Year Ended December 31,			Year Ended December 31,
			%			%
(dollars in thousands)	2003	2002	Change	2002	2001	Change
Total operating revenues	$9,259	$9,528	(2.8%)	$9,528	$10,119	(5.8%)
Property operating expenses(1)	$3,520	$3,458	1.8%	$3,458	$3,324	4.0%
Average stabilized occupancy(2)	91.9%	91.6%	0.3%	91.6%	93.1%	(1.5%)
Average monthly rent per apartment home	$938	$973	(3.6%)	$973	$1,029	(5.4%)
Lease renewal percentage(3)	55.7%	57.0%	(1.3%)	57.0%	53.7%	3.3%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

(2)	Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(3)	Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

            Our 2003 same-property operating performance, when compared to 2002, includes a 2.8% decrease in operating revenues, a 0.3% increase in average occupancy from 91.6% to 91.9%, a 3.6% decrease in average monthly rent and a 1.3% decrease in our lease renewal percentage.

            Our 2002 same-property operating performance, when compared to 2001, includes a 5.8% decrease in operating revenues, a 1.5% decrease in average occupancy from 93.1% to 91.6%, a 5.4% decrease in average monthly rent and a 3.3% increase in our lease renewal percentage.

     Comparison of Statements of Operations

            The following discussion compares our statements of operations for the years ended December 31, 2003, 2002 and 2001.

            Property operating revenue increased $2,360,000 or 14.0% from $16,833,000 for the year ended December 31, 2002 to $19,193,000 for the year ended December 31, 2003. The increase is due primarily to the following:

(a)	a $1,861,000 increase in operating revenues due to the completion of Veranda Chase in November 2002;

(b)	a $935,000 increase in operating revenues at Addison Place;

offset by:

(c)	a $269,000 decrease in same-property operating revenues; and

(d)	a $179,000 decrease in operating revenues at St. Andrews at the Polo Club.

            Property operating revenue increased $855,000 or 5.4% from $15,978,000 for the year ended December 31, 2001 to $16,833,000 for the year ended December 31, 2002. The increase is due primarily to the following:

(a)	a $2,561,000 increase in operating revenues due to the purchase of St. Andrews at the Polo Club in November 2001;

(b)	a $449,000 increase in operating revenues at Addison Place due to the completion of Addison Place Phase II in September 2001;

(c)	a $405,000 increase in operating revenues due to the completion of Veranda Chase in November 2002;

offset by:

(d)	a $1,958,000 decrease in operating revenues due to the sale of Crestmark in July 2001;

(e)	a $660,000 decrease in same-property operating revenues.

            Property operating expenses (excluding depreciation and general and administrative expenses) increased $723,000 or 10.6% from $6,842,000 for the year ended December 31, 2002 to $7,565,000 for the year ended December 31, 2003. The increase in property operating expenses is due primarily to the following:

(a)	a $62,000 increase in same-property operating expenses;

(b)	a $593,000 increase in operating expenses due to the completion of Veranda Chase in November 2002; and

(c)	a $27,000 increase in operating expenses at St. Andrews at the Polo Club.

            Property operating expenses (excluding depreciation and general and administrative expenses) increased $1,425,000 or 26.3% from $5,417,000 for the year ended December 31, 2001 to $6,842,000 for the year ended December 31, 2002. The increase in property operating expenses is due primarily to the following:

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

            General and administrative expenses decreased $83,000 or 3.9% from $2,155,000 for the year ended December 31, 2002 to $2,072,000 for the year ended December 31, 2003 and include salaries; legal, accounting and tax fees; recruiting, travel and lodging expenses; director fees; marketing and printing fees and other costs. This decrease is due primarily to decreases in corporate office salaries, recruiting costs; and travel expenses. General and administrative expenses as a percentage of operating revenues decreased from 12.8% for the year ended December 31, 2002 to 10.8% for the year ended December 31, 2003.

            General and administrative expenses increased $423,000 or 24.4% from $1,732,000 for the year ended December 31, 2001 to $2,155,000 for the year ended December 31, 2002 and include salaries;

legal, accounting and tax fees; recruiting travel and lodging expenses; director fees; marketing and printing costs; and other costs. This increase is due primarily to increases in corporate office salaries, recruiting and marketing costs, and travel expenses. General and administrative expenses as a percentage of operating revenues increased from 10.8% for the year ended December 31, 2001 to 12.8% for the year ended December 31, 2002.

     Depreciation expense increased $177,000 or 2.7% from $6,556,000 for the year ended December 31, 2002 to $6,733,000 for the year ended December 31, 2003. The increase is due primarily to the completion of Veranda Chase in November 2002.

     Depreciation expense increased $1,561,000 or 31.3% from $4,995,000 for the year ended December 31, 2001 to $6,556,000 for the year ended December 31, 2002. The increase is due primarily to the purchase of St. Andrews at the Polo Club in November 2001, the completion of the second phase of Addison Place in September 2001, the completion of Veranda Chase in November 2002, offset by the sale of Crestmark in July 2001.

     Interest expense increased $1,197,000 or 18.8% from $6,381,000 for the year ended December 31, 2002 to $7,578,000 for the year ended December 31, 2003. The increase is due primarily to an increase of $1,043,000 associated with the loan to finance Veranda Chase.

     Interest expense increased $1,856,000 or 41.0% from $4,525,000 for the year ended December 31, 2001 to $6,381,000 for the year ended December 31, 2002. The increase is due primarily to:

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

     On January 4, 2001, we sold the 152-unit Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of $2,554,000. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan paydown, $364,000 for closing costs and prorations and $740,000 for a partnership profits interest paid to Roberts Properties. Unamortized loan costs of $93,000 were charged to expense as expenses related to retirement of debt. In April 2002, we settled a claim under the warranty provisions of the sale contract and paid the buyer $150,000, which is shown in the 2002 financial statements as a reduction of the gain on sale of real estate assets (before minority interest of $48,000).

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

     On June 28, 2001, we purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to our former Highland Park community. The purchase price was $5,376,000, including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. We estimate that the total cost of the project will be approximately $24,000,000.

     On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. We intend to complete construction and use a portion of one floor of the building as our corporate headquarters. We will lease the remaining space on that floor to Roberts Properties and Roberts Construction, and we plan to lease the other two floors to unaffiliated tenants.

     On July 11, 2001, we completed the sale of our 334-unit Crestmark community for $25,000,000. The sale resulted in a gain of $2,793,000, net of minority interest of $1,325,000. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations and $928,000 for a partnership profits interest paid to Roberts Properties. Unamortized loan costs of $169,000 were charged to expense as expenses related to retirement of debt.

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

     On February 28, 2003, we received an aggregate of $381,000 in connection with the sale of land, reimbursement for land improvements and conveyances of temporary construction easements to Fulton County, Georgia for road right-of-way projects at our Addison Place community, which resulted in a gain of $77,000, net of minority interest of unitholders in the operating partnership.

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

Liquidity and Capital Resources

     Comparison of Years Ended December 31, 2003, 2002 and 2001. Cash and cash equivalents increased $3,041,000 from $5,542,000 as of December 31, 2002 to $8,583,000 as of December 31, 2003. The increase was due to a decrease in cash used in investing activities, offset by a decrease in cash provided by financing activities and a decrease in cash provided by operating activities. Cash and cash equivalents increased $2,925,000 from $2,617,000 as of December 31, 2001 to $5,542,000 as of December 31, 2002. The increase was due to our investing and financing activities offset by a decrease in cash provided by operating activities.

     A primary source of liquidity for us is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to those apartment homes. Net cash provided by operations decreased $798,000 from $2,769,000 during 2002 to $1,971,000 during 2003. The decrease in cash flow from operations is due primarily to a decrease in operating income from our same-properties and higher interest expense.

     Net cash provided by operating activities decreased $3,217,000 from $5,986,000 during 2001 to $2,769,000 during 2002. The decrease is primarily due to a decrease in operating income from our same-properties, a decrease from the sale of Crestmark in July 2001, and higher interest expense, offset by the additional cash flow from St. Andrews at the Polo Club.

     On August 27, 2003, we paid a special distribution of $0.55 per share to shareholders and $0.55 per unit to unitholders of record on August 18, 2003. We paid this special distribution from the profit generated by the sale of our 188-unit Highland Park community. Previously, our board of directors suspended payment of our regular quarterly dividends for the fourth quarter of 2001 and all of 2002 and 2003. We cannot predict when, or if, we will resume paying regular quarterly dividends. We expect to continue to sell properties from time to time and to pay special distributions to our shareholders and unitholders from the net sale proceeds as we did in 2003 from the proceeds of the Highland Park sale.

     In addition to experiencing lower operating revenues at our existing properties, we are completing three properties under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $13.4 million of our equity that is currently not producing any cash flow. The decreased revenue, together with our growth program, has reduced our cash flow from operations. We believe that our cash flow from operations will begin to improve as we complete our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, however, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower rents.

     Net cash used in investing activities decreased $11,482,000 from $16,221,000 during 2002 to $4,739,000 during 2003. The decrease is due primarily to the following:

(a)	construction and development costs of $11,667,000 in 2003 related to Veranda Chase, Charlotte, the corporate office building and the Addison Place retail center compared to construction and development costs of $19,542,000 in 2002 related to Veranda Chase, Charlotte, the corporate office building and the Addison Place retail center;

offset by:

(b)	proceeds of $381,000 from the sale of land and reimbursement for land improvements for right-of-way projects at the Addison Place community in February 2003 and proceeds of $6,932,000 from the sale of Highland Park in August 2003 compared to proceeds of $3,471,000 from the sale of East Fox Court land in 2002.

     Net cash used in investing activities decreased $33,463,000 from $49,684,000 during 2001 to $16,221,000 during 2002. The decrease is due primarily to the following:

(a)	construction and development costs of $19,542,000 in 2002 related to Veranda Chase, Charlotte, the corporate office building and Addison Place retail center compared to acquisition, construction and development costs of $64,364,000 in 2001 related to our Addison Place Phase II, Veranda Chase, Charlotte, East Fox Court and Northridge communities, the Addison Place Shoppes, the corporate office building, and the purchase of St. Andrews at the Polo Club;

offset by:

(b)	proceeds of $3,471,000 from the sale of East Fox Court land in 2002 compared to proceeds of $6,368,000 and $8,312,000 from the sales of Rosewood Plantation and Crestmark, respectively, in 2001.

     Net cash provided by financing activities decreased $10,568,000 from $16,377,000 of net cash provided in 2002 to $5,809,000 of net cash provided during 2003. This decrease is due primarily to the following:

(a)	a decrease of $6,120,000 from the $18,687,000 proceeds received from construction loans in 2002 compared to $12,567,000 received in 2003;

(b)	an increase in cash used for dividends and distributions paid to $3,962,000 in 2003 compared to none in 2002;

(c)	an increase in payoffs of land notes payable of $2,400,000 due to the payoff of the $3,700,000 Addison Place retail center land loan in 2003 compared to the payoff of the $1,300,000 East Fox Court land loan in 2002;

(d)	net increase of $2,372,000 from the refinancing of the Highland Park mortgage loan in 2002, compared to a net increase of $2,263,000 from the refinancing of the River Oaks mortgage loan in 2003;

offset by:

(e)	net repayments of $2,000,000 on the line of credit in 2002, compared to no borrowings or repayments on the line of credit in 2003.

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

     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at December 31, 2003 and at its scheduled maturity, interest rate, maturity date, amortization schedule and monthly principal and interest payment.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
December 31, 2003

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate	Date	Maturity	Payment	Balance
Office Building(1)(2)	Bank of North Georgia	LIBOR plus 200 b.p.	3.12	06/01/04	$5,280,000	Interest only	$3,657,000
Revolving $1 million credit line(1)	Bank of North Georgia	LIBOR plus 200 b.p.	4.00	06/01/04	0	Interest only	0
Northridge Apartments land loan(1)	SouthTrust Bank	LIBOR plus 175 b.p.	2.87	07/10/04	3,000,000	Interest only	3,000,000
Revolving $2 million credit line(1)	Compass Bank	LIBOR plus 175 b.p.	3.75	08/01/04	0	Interest only	0
Addison Place Phase II(3)	Wachovia Bank	Fixed-rate const/perm	8.62	05/10/05	22,071,000	Variable	22,282,000
Addison Place Shoppes(1)	Compass Bank	LIBOR plus 185 b.p.	3.50	04/30/06	6,500,000	Interest only	3,391,000
Preston Oaks(4)	Freddie Mac	Fixed-rate permanent	7.18	02/01/08	11,694,000	$86,034	12,310,000
Charlotte(1)(2)	AmSouth Bank	LIBOR plus 200 b.p.	3.12	03/10/08	19,642,000	Interest only	16,410,000
Veranda Chase(5)	Compass Bank	Fixed-rate const/perm	7.38	04/25/08	16,348,000	Interest only	17,000,000
Bradford Creek(6)	Nationwide Life	Fixed-rate permanent	7.15	06/15/08	7,290,000	$56,734	7,861,000
Plantation Trace(7)	Prudential Life	Fixed-rate permanent	7.09	10/15/08	10,313,000	$79,892	11,185,000
Addison Place Phase I(7)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,177,000
St. Andrews at the Polo Club(8)	State Farm	Fixed-rate permanent	6.95	12/01/11	18,138,000	$139,009	20,534,000
River Oaks(4)	Freddie Mac	Fixed-rate permanent	5.54	09/01/13	8,945,000	$61,307	10,703,000

Totals					$137,608,000		$137,510,000

(1)	The interest rate shown for variable-rate debt is as of December 31, 2003. The revolving $1 million credit line with Bank of North Georgia has an interest rate floor of 4.00%. The revolving $2 million credit line with Compass Bank has an interest rate floor of 3.75%. The construction loan on the Addison Place Shoppes with Compass Bank has an interest rate floor of 3.50%.

(2)	The construction loans for Charlotte and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and required principal payments are made prior to maturity.

(3)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Remaining principal payments on the loan are scheduled as follows: 2004 - $152,000; 2005 - $59,000, plus the balloon payment due of $22,071,000.

(4)	The loans secured by the Preston Oaks and River Oaks communities may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loans are prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium will be 1% of the unpaid principal balance of the notes. The loans may be prepaid in full during the last 90 days before their maturity dates without any prepayment premium.

(5)	The construction loan for Veranda Chase is not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of this loan is drawn and required principal payments are made prior to maturity. The loan is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee.

(6)	The loan secured by the Bradford Creek community may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(7)	Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(8)	The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

Our existing loans will require balloon payments, in addition to monthly principal amortization, coming due over the years 2004 to 2012 as summarized below:

Debt Maturity Schedule:

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties
2004	$8,280,000	Northridge apartments land loan and Northridge office building
2005	22,071,000	Addison Place Phase II
2006	6,500,000	Addison Place retail center
2007	0
2008	65,287,000	Preston Oaks, Bradford Creek, Plantation Trace, Charlotte and Veranda Chase
2009	8,387,000	Addison Place Phase I
2010	0
2011	18,138,000	St. Andrews at the Polo Club
2012	0
2013	8,945,000	River Oaks

Total	$137,608,000

            On August 21, 2003, we closed a $10,750,000 loan from L.J. Melody & Company, a mortgage banking firm, to refinance the River Oaks property. Because we increased the loan amount from $8,500,000 to $10,750,000, we received net cash proceeds of approximately $2,100,000. As planned, L.J. Melody immediately assigned the loan to the Federal Home Loan Mortgage Corporation (Freddie Mac). The terms of the loan include a ten-year term with a fixed interest rate of 5.54% payable in monthly installments of $61,307 based on a 30-year amortization schedule. Roberts Realty paid an origination fee of $74,875 to L.J. Melody & Company in connection with this loan. Dennis H. James, a director of Roberts Realty, is Managing Director – Southeast Region, with L.J. Melody & Company.

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

            On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At December 31, 2003, $3,391,000 was drawn on the loan.

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

            During the first quarter of 2004, we agreed to settle a lawsuit we filed against an architectural firm contracted to work on our Addison Place Phase II and Charlotte properties. We will receive proceeds of approximately $500,000 as a result of the settlement and are required to pay $120,000 to the defendant for use of their architectural plans. The $120,000 represents amounts the defendants previously billed us but we had not paid because of this business dispute. The $120,000 amount we are required to pay is included in accounts payable and accrued expenses in the December 31, 2003 balance sheet in our consolidated financial statements included in this report. We expect to recognize the $500,000 in settlement proceeds in the first quarter of 2004.

          Although we currently have sufficient cash and available funds under our lines of credit to fund all debt maturities during 2004, we anticipate that we will secure permanent financing on the Northridge office building prior to the maturity date of the construction loan and roll the loan on the Northridge land into a construction loan upon starting construction of the project. With respect to the debt that matures after 2004, we anticipate that we will repay only a small portion of the principal of that indebtedness before maturity and that we will not have funds on hand sufficient to repay it at maturity. Therefore, it will be necessary for us to refinance that debt through (a) debt financing collateralized by mortgages on individual communities or groups of communities and/or (b) equity offerings.

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

Contractual Obligations

          The following table presents contractual obligations of Roberts Realty by the period the payments are due (dollars in thousands, unaudited):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$137,510	$7,890	$28,856	$63,303	$37,461
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	10	10	0	0	0
Due to Roberts Construction (2)	1,878	1,878	0	0	0
Interest Rate Swap Contract Payable (3)	3,255	0	3,255	0	0

Total	$142,653	$9,778	$32,111	$63,303	$37,461

(1)	See Debt Summary Schedule above for a description of our long-term debt obligations.

(2)	See Item 13, Certain Relationships and Related Transactions – Payments to the Roberts Companies – Construction Contracts for a description of our construction contracts with Roberts Construction, under which we are obligated to pay Roberts Construction to provide construction services to us.

(3)	See Critical Accounting Policies – Derivatives and Hedging Activities and Item 7A, Quantitative and Qualitative Disclosures about Market Risk for a description of our use of derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. As described in detail in the references sections of this report, we entered into two interest rate swap agreements to effectively fix the variable interest rates on our $22,500,000 Addison Place Phase II permanent loan and our $17,000,000 Veranda Chase construction loan.

Critical Accounting Policies

          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). A summary of the significant accounting policies we use is included in Note 2 to the consolidated financial statements. A summary of recent accounting pronouncements and the expected impact on our financial statements is also included in Note 2. Because we are in the business of owning, operating, and developing apartment communities, our critical accounting policies relate to cost capitalization and derivatives and hedging activities. The following is a summary of our overall accounting policy in this area.

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

          The fair value of our interest rate swap agreements at December 31, 2003 was a liability of $3,255,000, which is a result of lower market interest rates compared to the synthetically fixed rates. This liability was recorded as a decrease in shareholders’ equity of $2,353,000 (accumulated other comprehensive income), net of minority interest of $902,000. We have no other derivative or hedging instruments. For additional information related to this topic, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

Stock Repurchase Plan

               Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2003 or 2002. We will continue to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and the price per share.

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

          FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. We believe that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Our management evaluates the operating performance of our apartment communities in part based on FFO.

          In 2001, we incurred expenses of $604,000 related to the retirement of debt that were treated as an extraordinary item in accordance with GAAP. Extraordinary items are excluded when calculating FFO. As of January 1, 2003, we adopted SFAS 145, which no longer characterizes such costs as extraordinary and which requires prior periods to be restated. According, we have restated FFO for 2001. Adoption of SFAS 145 had no effect on our net income (loss) or financial position.

          The following table reconciles net income (loss) to FFO (dollars in thousands, unaudited).

	Twelve Months Ended December 31,
	2003	2002	2001
Net income (loss)	$2,690	$(2,516)	$7,440
Minority interest of unitholders – continuing operations	(1,416)	(1,703)	(411)
Minority interest of unitholders – discontinued operations	45	114	146
Loss on disposal of assets	11	33	27
Gain on sale of real estate assets, net of minority interest	(77)	(1,043)	—
Gain on sale of Highland Park, net of minority interest	(6,070)	—	—
Gain on sale of Crestmark, net of minority interest	—	—	(2,793)
(Gain) loss on sale of Rosewood Plantation, net of minority interest	—	102	(5,188)
Depreciation expense – continuing operations	6,733	6,556	4,995
Depreciation expense – discontinued operations	247	445	506

Funds From Operations	$2,163	$1,988	$4,722

Weighted average shares and units outstanding during the period	7,223,727	7,220,593	7,226,123

New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions and requires that the purchase price of properties acquired after June 2001 be allocated to land, building, tenant improvements and identified intangible assets. Intangible assets can consists of above or below market leases, customer relationships or the value of in-place leases. Assets acquired, other than intangibles, are depreciated using the methodology detailed in the Real Estate Assets and Depreciation section (see Note 2). Above or below market leases are amortized into rental revenues over the individual remaining lease terms. In-place leases are amortized over the term of the lease. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 did not have a material impact on Roberts Realty’s financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. On January 1, 2002, Roberts Realty adopted SFAS No. 144, which did not have a material effect on financial position or results of operations. However, SFAS No. 144 required modification of the presentation of the operating results from real estate held for sale in Roberts Realty’s statement of operations.

          In April 2002, SFAS No. 145 “Rescission of SFAS Nos. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption will affect the classifications of those amounts in the financial statements of subsequent periods and comparative prior periods. At January 1, 2003, upon adoption of SFAS No. 145, Roberts Realty reclassified the extraordinary loss recognized during fiscal 2001 to Expenses Related to Retirement of Debt (included in continuing operations) in the accompanying 2001 Consolidated Statement of Operations. The expenses related to retirement of debt relate to the write-off of unamortized loan costs and prepayment fees of (a) the Preston Oaks mortgage note, which was refinanced in February 2001, (b) the Rosewood community, which was sold in January 2001, and (c) the Crestmark community which was sold in July 2001 (see Note 5).

          In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on Roberts Realty’s financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an

Interpretation of SFAS Nos. 5, 57, and 107, and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for Roberts Realty as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. The requirements of FIN 45 did not have a material impact on Roberts Realty’s financial position or results of operations.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”). In December 2003, FIN 46 was revised by FIN 46R. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46R will apply beginning with the quarter ending March 31, 2004, the first quarter of fiscal 2004. Adoption of this new method of accounting for VIEs did not and is not expected to have a material impact on Robert Realty’s financial position or results of operations.

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

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) and is effective May 31, 2003 for all financial instruments which existed prior to May 31, 2003. The application of SFAS No. 150 to mandatorily redeemable non-controlling interests in finite life entities was indefinitely deferred. Roberts Realty does not have any financial instruments as defined in SFAS No. 150, and the adoption of SFAS No. 150 did not have a material impact on Robert Realty’s financial position or results of operations.

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

▪	The current unfavorable market and economic conditions in Atlanta, Charlotte and Palm Beach County could continue to depress our occupancy and rental rates and adversely affect our financial performance.

▪	Further unfavorable changes in market and occupancy conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

▪	Increased competition in the Atlanta, Charlotte and Palm Beach County markets could limit our ability to lease our apartment homes or increase or maintain rents.

▪	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

▪	Construction risks inherent in our development and construction of the Northridge community, our corporate office building and our Addison Place retail center, and the other communities and properties we may develop in the future, could adversely affect our financial performance.

▪	We may be unable to lease-up our Charlotte and Northridge communities as we expect, our financial performance will be adversely affected.

▪	We may be unable to extend the maturity date or otherwise refinance some or all of our $3,000,000 land loan that matures in July 2004, or we may be able to do so only on unfavorable terms.

▪	We may be unable to secure permanent financing or otherwise refinance some or all of our construction loan on our office building that matures on June 1, 2004, or we may be able to do so only on unfavorable terms. We expect that loan to have a principal balance of approximately $5,280,000 at its maturity.

▪	We may be unable to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

▪	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

▪	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

▪	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

▪	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

▪	We may be unable to rent approximately two-thirds of our corporate office building to unaffiliated tenants as we intend.

          In addition, the market price of the common stock may from time to time fluctuate materially as a result of, among other things:

▪	our operating results;

▪	the operating results of other REITs, particularly apartment REITs; and

▪	changes in the performance of the stock market in general.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 5 and 6 to the consolidated financial statements included in this report. All of our permanent mortgage loans secured by our existing communities bear interest at fixed rates except our mortgage loan on Addison Place Phase II. These permanent mortgage loans had an aggregate outstanding principal balance of $71,770,000 at December 31, 2003. Our Addison Place Phase II loan and our Veranda Chase construction loan have synthetically fixed interest rates. These loans had an aggregate outstanding principal balance of $39,282,000 at December 31, 2003. When we closed each of these loans, we entered into interest rate swap agreements that synthetically fixed the interest rates on those loans. The fair value of those interest rate swap agreements at December 31, 2003 was a liability of $3,255,000 as a result of lower market interest rates compared to the synthetically fixed rates. Provided that we hold these instruments until maturity, as we intend, we will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at December 31, 2003 will be reduced as we perform under these instruments, as the difference between the market interest rate and the fixed rates decrease, and as these obligations mature.

          The remaining long-term construction loans, which had an aggregate outstanding balance of $23,458,000 at December 31, 2003, bear interest ranging from 185 to 200 basis points over the 30-day LIBOR rate. Our lines of credit and land loan interest rates range from 175 to 200 basis points over the 30-day LIBOR rate. At December 31, 2003, those loans had an aggregate outstanding principal balance of $3,000,000. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

          The table below presents principal reductions and related weighted average interest rates by year of expected maturity for our debt obligations.

								Fair Value
(Dollars In Thousands)	2004	2005	2006	2007	2008	Thereafter	Total	12/31/03
Principal reductions in fixed rate mortgage notes	$962	$1,032	$1,104	$1,183	$30,028	$37,461	$71,770	$77,418
Average interest rates	6.82%	6.82%	6.82%	6.82%	6.82%	6.58%	6.82%	5.10%
Principal reductions in variable rate mortgage notes	$152	$22,130	$0	$0	$0	$0	$22,282	$22,282
Principal reductions in construction/ permanent loans	$3,776	$520	$4,070	$729	$31,363	$0	$40,458	$40,458
Principal reductions in land loan	$3,000	$0	$0	$0	$0	$0	$3,000	$3,000
Interest Rate Swap (Notional Principal Amount)
Pay fixed/ Receive variable	$271	$22,300	$182	$197	$16,332	$0	$39,282	($3,255)
Average Pay rate	8.08%	8.08%	7.38%	7.38%	7.38%	0.00%	8.08%	6.00%
Receive rate	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Upon the recommendation of our audit committee, the board of directors of Roberts Realty voted to dismiss Arthur Andersen LLP as our independent auditors and appoint Deloitte & Touche, LLP to serve as our independent auditors for the fiscal year ended December 31, 2002. Pursuant to the board’s action, the dismissal of Arthur Andersen and the appointment of Deloitte & Touche became effective on June 19, 2002. As discussed in our Form 8-K dated June 19, 2002, there were no disagreements with or reportable events concerning Arthur Andersen, and we had not engaged Deloitte & Touche in any consultation.

ITEM 9A. CONTROLS AND PROCEDURES

          As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

          The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

     Charles S. Roberts, age 57, has served as our Chairman of the Board, Chief Executive Officer and President since July 1994. Mr. Roberts’ term as a director expires at the 2006 annual meeting of shareholders. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the President and sole Director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc. Mr. Roberts also owned substantially all of the outstanding interests in Roberts Properties Management, L.L.C. until its acquisition by Roberts Properties Residential, L.P. on April 1, 1997.

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

     Wm. Jarell Jones, age 55, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro and St. Simons, Georgia since November 1993. Mr. Jones’ term expires at the 2005 annual meeting of shareholders. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.

     Ben A. Spalding, age 69, a director since October 1994, has worked part-time with Matteson Partners, an Atlanta-based executive search firm, from April 2003 to the present. Mr. Spalding’s term expires at the 2004 annual meeting of shareholders. Previously he served from 2000 to April 2003 as Executive Vice President of DHR International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor’s degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

     George W. Wray, Jr., age 67, a director since February 1995, is a private investor and Senior Partner of the Wray Partnership, a family investment group. Mr. Wray’s term expires at the 2004 annual meeting of shareholders. He was employed with International Silver Company from the early 1960s to July 1993, most recently as a Vice President engaged in sales management for the eastern United States. From the July 1993 acquisition of International Silver Company by World Crisa Corporation (a division of Vitro S.A.) through September 1997, Mr. Wray was an independent sales agent for the successor organization. Mr. Wray also served as a Vice President of Spalding & Company, an NASD registered broker-dealer, from 1991 to 1997 and was a registered associate of Spalding & Company from 1983 to 1997. Mr. Wray holds a bachelor’s degree in Industrial Relations from the University of North Carolina at Chapel Hill and serves as an elder of the Peachtree Presbyterian Church in Atlanta.

     Dennis H. James, age 56, a director since June 1995, is Managing Director – Southeast Region, with L.J. Melody & Company, a commercial mortgage banking firm. Mr. James’ term expires at the 2005 annual meeting of shareholders. Mr. James has over 25 years experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Managing Director of L.J. Melody & Company, he is responsible for the Southeast Region’s overall production and investor relations. He has served on both the Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor’s degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.

     Charles R. Elliott, age 50, served as a director from October 1994 to February 1995 and became a director again in 2000. Previously he was our Secretary and Treasurer from our inception until July 15, 2002, and our Chief Financial Officer from April 1995 until July 15, 2002, when he became our Senior Vice President – Real Estate. He left Roberts Realty as a full-time employee on August 30, 2002 and returned on a full-time basis from February 17, 2003 to September 30, 2003 as our Chief Operating Officer. In this interim period he provided limited consulting services for which he was paid a fee. Mr. Elliott’s term expires at the 2006 annual meeting of shareholders. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master’s degree in Finance.

     Gregory D. Fletcher, age 38, joined Roberts Realty as Corporate Controller on July 7, 2003 and has served as our Chief Financial Officer, Secretary and Treasurer since October 3, 2003. Previously he served as Corporate Controller of Clarus Corporation from September 2000 to March 2003, Corporate Accounting Manager with American Business Products, Inc. from April 1997 to May 2000 and Corporate Accounting Manager with Engraph, Inc. from January 1991 to April 1997. Mr. Fletcher is a Certified Public Accountant, holds a Bachelor of Science degree in Accounting and a Masters degree in Business Administration.

Audit Committee

     The audit committee of our board of directors is composed of Mr. Jones, its chairman, Mr. James, and Mr. Wray. The board has determined that Mr. Jones is an “audit committee financial expert” and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2003, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct and Ethics

As described in Item 1, Business – Investment, Financing and Conflict of Interest Policies, we have adopted a Code of Business Conduct and Ethics. We will provide a copy of the Code of Business Conduct and Ethics free of charge to any person who requests it in writing. Please direct your request to our Chief Financial Officer, 8010 Roswell Road. Suite 280, Atlanta, GA 30350.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

     Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, is our only executive officer whose total salary and bonus exceeded $100,000 during 2003. Mr. Roberts is our “named executive officer.”

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)
Charles S. Roberts	2003	150,000	0
Chairman of the Board, Chief	2002	150,000	0
Executive Officer and President	2001	150,000	0

     We are not a party to any employment agreements. Although our board of directors has from time to time in the past made individual grants of shares of restricted stock to our officers, we have no equity compensation plans under which we could issue stock, restricted stock or restricted stock units, phantom stock, stock options, SARs, stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, or similar instruments. The board of directors may elect to grant restrictive shares in the future, and in each such event, the board will approve the specific issuance of shares to an individual officer or officers. Under rules of the American Stock Exchange now in effect, however, we may not grant any additional shares of restricted stock to officers, directors, employees, or consultants without approval of our shareholders. No shares are presently reserved for that purpose.

     We make payments to affiliates of Mr. Roberts under various agreements and arrangements. See Item 13, Certain Relationships and Related Transactions – Payments to the Roberts Companies.

Compensation of Directors

     We pay our directors who are not officers of Roberts Realty fees for their services as directors. Mr. Roberts, who is an officer, is not paid any director fees. Mr. Elliott served as an officer during parts of 2002 and 2003, and we did not pay him any directors fees during the time he was employed as an officer. We paid him directors fees of $5,000 and $4,000 in 2003 and 2002, respectively, during the time he was not employed as an officer. Other non-officer directors receive an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the board of directors. Effective June 1, 2003, the board approved additional compensation of $250 per month to Mr. Jones for serving as the Chairman of the Audit Committee. We paid Mr. Jones a total of $1,750 during 2003 for his service as Chairman of the Audit Committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors is composed of Mr. James and Mr. Jones. Neither of them was during 2003, or at any previous time, an officer or employee of Roberts Realty or Roberts Properties Residential, L.P. Dennis H. James, one of our directors, is a Managing Director of L.J. Melody & Company, a commercial mortgage banking firm that has originated loans for us. We have paid L.J. Melody fees in the past for originating loans for us. On August 21, 2003, Roberts Realty closed a $10,750,000 loan from L.J. Melody to refinance our River Oaks community. As planned, L.J. Melody immediately assigned the loan to the Federal Home Loan Mortgage Corporation (Freddie Mac). We paid an origination fee of $74,875 to L.J. Melody in connection with this loan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table describes the beneficial ownership of shares of our common stock as of February 29, 2004 for:

▪	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

▪	each director and our named executive officer; and

▪	our directors and executive officers as a group.

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

		Number of Units
Name of	Number of Shares	Beneficially		Percent of
Beneficial Owner	Owned	Owned	Total	Class(1)
Charles S. Roberts (2)	941,018	738,012	1,679,030	28.1%
George W. Wray, Jr. (3)	246,880	119,266	366,146	6.8
James M. Goodrich (4)	281,847	0	281,847	5.4
Dennis H. James	80,122	2,405	82,527	1.6
Ben A. Spalding (5)	21,252	27,318	48,570	*
Wm. Jarell Jones(6)	7,012	0	7,012	*
Charles R. Elliott	11,875	0	11,875	*
All directors and executive officers as a group: (6 persons) (7)	1,308,159	887,001	2,195,160	35.8%

*Less than 1%.

(1) The total number of shares outstanding used in calculating this percentage is 5,241,028, the number of shares outstanding as of February 29, 2004.

(2) Includes 2,744 shares owned by Mr. Roberts’ minor daughter. A trust for his minor daughter of which he is the sole trustee owns 29,500 units.

(3) Includes 213,065 shares owned by a partnership, over which shares Mr. Wray has voting and investment power as the managing partner of such partnership; and 27,257 shares owned by his wife and 5,058 shares owned by a trust of which she is a co-trustee. Mr. Wray disclaims beneficial ownership of the 27,257 shares owned by Mrs. Wray and 5,058 shares owned by a trust of which she is a co-trustee. The partnership owns 95,568 units.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

General

          Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership; owns a 72.6% interest in it as of February 29, 2004, and is its sole general partner. Mr. Charles S. Roberts owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. We have paid these companies to perform services for us as explained below.

          Under applicable SEC rules, this Item 13 describes any transaction, or series of similar transactions, since January 1, 2003, or any currently proposed transaction, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest:

(a) any of our directors or executive officers;

(b) any holder we believe owns of record or beneficially more than 5% of our outstanding common stock or units; and

(c) any member of the immediate family of any of those persons.

Notes 3 and 10 to our consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section, including in some cases information for periods before 2003.

Payments to the Roberts Companies

          Overview. We have paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. These various arrangements are summarized below.

          Transactions with Affiliates of Mr. Roberts. On January 4, 2001, we sold our 152-unit Rosewood Plantation community. We used the net proceeds from that sale to complete a Section 1031 tax-deferred exchange for four properties in 2001 to defer taxes we would otherwise have incurred on the gain from the sale. These transactions are described in more detail in Notes 3 and 10 to the consolidated financial statements included in this report. We sold one of the properties in 2002. Our agreements to pay development and construction fees with respect to the remaining three properties are described below. Those agreements are also included in the summaries of development fees and construction fees that follow this subsection.

               Addison Place Retail Center. On February 27, 2001, we signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. We are constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of our Addison Place community in Alpharetta, Georgia. We acquired the property on June 30, 2001 for approximately $4,470,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. We entered into a cost plus 5% contract with Roberts Construction to complete the retail center.

               Northridge Community. On June 28, 2001, we purchased 10.9 acres of undeveloped land from Roberts Properties. We are developing a 220-unit apartment community on this site, which is located on Northridge Parkway in Atlanta adjacent to our former Highland Park community. We retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. We also entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.

               Corporate Office Building. On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties. The three-story, 39,907 square foot building will serve as our corporate headquarters, and we currently expect to occupy a portion of one floor in the building by May 1, 2004. We will lease the remaining space on that floor to Roberts Properties and Roberts Construction, and we plan to lease the other two floors to unaffiliated tenants. Roberts Construction will complete construction of the building at cost and will perform tenant finish work for approximately $600,000. Roberts Construction will not earn a profit on the construction of the building or on the tenant finish work.

          Development Fees. From time to time we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. In 2003, we paid Roberts Properties a fee of $2,500 per unit, or $550,000, to complete the design and development work on the Northridge community. We made no other development fee payments to Roberts Properties from January 1, 2003 through February 29, 2004.

          Construction Contracts. Roberts Realty enters into contracts in the normal course of business with Roberts Construction, of which Mr. Roberts beneficially owns all of the outstanding shares. The following table summarizes certain information regarding payments to Roberts Construction for other construction projects through February 29, 2004. For the Addison Place Phase II, Veranda Chase and Charlotte projects, we pay Roberts Construction its cost, plus a fee of 10% of its cost. For the Addison Place retail center, we pay Roberts Construction its cost, plus a fee of 5% of its cost. We pay Roberts Construction its cost, but no additional fee, for construction of the corporate office building.

	Actual/	Total	Total	Estimated
	Estimated	Amount	Amount	Remaining
	Total Contract	Incurred through	Incurred 1/1/03	Contractual
	Amount	2/29/04	through 2/29/04	Commitment
Addison Place Phase II	$21,876,000	$21,816,000	$(6,000)	$60,000
Veranda Chase	15,608,000	15,608,000	192,000	0
Charlotte	23,193,000	19,033,000	7,994,000	4,160,000
Corporate Office Building	5,581,000	4,803,000	1,050,000	778,000
Addison Place Retail Center	3,058,000	2,422,000	416,000	636,000

	$69,316,000	$63,682,000	$9,646,000	$5,634,000

          Partnership Profits Interest. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. Each partnership owned an apartment community that had been developed or was in the development process. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the operating partnership. As the holder of the profits interest, Roberts Properties may receive distributions in certain circumstances. Upon a sale of any of the acquired properties, Roberts Properties will receive a distribution of a specified percentage of the gross sales proceeds. Upon a change in control of Roberts Realty or the operating partnership, Roberts Properties will receive a distribution of the applicable percentages of the fair market value of each of the properties up to the maximum amount. The amount to be distributed to Roberts Properties with respect to each affected property will be limited to the amount by which the gross proceeds from the sale of that property, or, in connection with a change in control, its fair market value, exceeds the sum of:

▪	the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;

▪	the equity issued by the operating partnership in acquiring the property; and

▪	all subsequent capital improvements to the property made by the operating partnership.

          The percentages that apply to the sales proceeds, or fair market value, of the three properties subject to this arrangement are shown in the following table:

River Oaks	5%
Preston Oaks Phase I	5%
Plantation Trace Phase I	6%

          If Roberts Realty exercises its option to acquire all of the outstanding units for shares, it must simultaneously purchase the profits interest for cash in the amount the holder of that interest would receive if a change in control occurred at that time.

          Except for units and the partnership profits interest related to the original nine limited partnerships acquired between 1994 and 1996, no partnership interests have been, or are presently expected to be, issued or assumed by the operating partnership. During 2003, we paid profits interests of $899,000 (5% of sale proceeds) to Roberts Properties in connection with the sale of the Highland Park community. We made no other profits interest distributions to Roberts Properties from January 1, 2003 through February 29, 2004.

          Other Fees. From January 1, 2003 to February 29, 2004, we paid Roberts Properties $159,000 for reimbursement of operating costs and expenses, and we paid Roberts Construction $69,000 for project work done at our communities.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Auditors during 2002 and 2003

          Deloitte & Touche LLP has served as our independent auditors since June 2002. Previously, Arthur Andersen LLP had served as our independent public accountants from 1997 until June 18, 2002. On that date, upon the recommendation of our audit committee, our board of directors voted to dismiss Andersen as our independent auditors and appoint Deloitte & Touche to serve as our independent auditors for the year ended December 31, 2002. Pursuant to the board’s action, the dismissal of Andersen and the appointment of Deloitte & Touche became effective on June 19, 2002.

Audit Fees

          For 2002. The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2002, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the second and third quarters of that fiscal year, were $95,400. For the first quarter of 2002, Arthur Andersen LLP billed us $6,700.

          For 2003. The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year, were $111,000. During 2003, Deloitte & Touche performed a re-audit of our annual financial statements for the fiscal year ended December 31, 2001, for which we paid them $38,000.

Audit Related Fees

          We did not engage either Deloitte & Touche or Andersen to provide, and neither of them billed for, professional services that were reasonably related to the performance of the audit of our 2002 or 2003 financial statements, but which are not reported in the previous paragraph.

Tax Fees

          For 2002. The aggregate fees billed by Deloitte & Touche for professional services rendered related to tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2002, were $64,275. Andersen billed us for no professional services rendered related to tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2002.

          For 2003. The aggregate fees billed by Deloitte & Touche for professional services rendered related to tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2003, were $86,525.

All Other Fees

          For 2002. Deloitte & Touche did not bill us for any services for the fiscal year ended December 31, 2002 other than for the services described in the foregoing paragraphs. The aggregate fees billed by Andersen for services rendered to us for the fiscal year ended December 31, 2002, other than for the services described in the foregoing paragraphs, were $7,000. Anderson’s services related to our acquisitions and dispositions of properties, and our related SEC reports for those activities.

          For 2003. Deloitte & Touche did not bill us for any services for the fiscal year ended December 31, 2003 other than for the services described in the foregoing paragraphs.

Pre-Approval Policy

          Our audit committee pre-approval guidelines with respect to pre-approval of audit and non-audit services are summarized below.

          General. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the audit committee. Any proposed services exceeding pre-approved cost levels requires specific pre-approval by the audit committee.

          Audit Services. The annual audit services engagement terms and fees are subject to the specific pre-approval of the audit committee. In addition to the annual audit services engagement specifically approved by the audit committee, the audit committee has granted general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide.

          Audit-related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are traditionally performed by the independent auditor. The audit committee believes that the provision of audit-related services does not impair the independence of the auditor.

          Tax Services. The audit committee believes that the independent auditor can provide tax services to us, such as tax compliance, tax planning and tax advice without impairing the auditor’s independence. The audit committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

          All Other Services. The audit committee has granted pre-approval to those permissible non-audit services classified as “all other services” that it believes are routine and recurring services, and would not impair the independence of the auditor.

          Pre-Approval Fee Levels. To facilitate management’s day-to-day conduct of our business, the audit committee deemed it advisable and in our best interests to permit certain routine, non-audit services without the necessity of pre-approval by the audit committee. Therefore, the audit committee expects to establish a pre-approval fee level per engagement. Any proposal for services exceeding this level will require specific pre-approval by the audit committee. Although management may engage non-audit services from our independent auditor within this limit, management cannot enter into any engagement that would violate the SEC’s rules and regulations related to auditor independence. These non-audit service engagements are to be reported to the audit committee as promptly as practicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. and 2. Financial Statements and Schedules.

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

INDEPENDENT AUDITORS’ REPORT

To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index to Financial Statements at Item 8. These financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for discontinued operations to conform to Statement of Financial Accounting Standards No. 144.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 17, 2004

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Data)

	December 31,	December 31,
	2003	2002
ASSETS
REAL ESTATE ASSETS – At cost:
Land	$20,411	$20,482
Buildings and improvements	118,694	118,511
Furniture, fixtures and equipment	13,448	13,072

	152,553	152,065
Less accumulated depreciation	(30,871)	(24,437)

Operating real estate assets	121,682	127,628
Construction in progress and real estate under development	45,510	35,015

Net real estate assets	167,192	162,643
CASH AND CASH EQUIVALENTS	8,583	5,542
RESTRICTED CASH	342	309
DEFERRED FINANCING COSTS – Net of accumulated amortization of $716 and $668 at December 31, 2003 and 2002, respectively	1,146	1,191
ASSETS HELD FOR SALE	—	8,570
OTHER ASSETS – Net	476	752

	$177,739	$179,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$94,052	$92,834
Construction loans payable	40,458	27,891
Land notes payable	3,000	6,700
Interest rate swap contract payable	3,255	4,813
Accounts payable and accrued expenses	1,372	2,178
Due to Roberts Construction (including retainage payable of $952 and $1,122 at December 31, 2003 and 2002, respectively)	1,878	2,258
Security deposits and prepaid rents	461	413
Liabilities related to assets held for sale	—	10,080

Total liabilities	144,476	147,167

COMMITMENTS AND CONTINGENCIES (Note 11)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	9,214	9,361

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,585,206 and 5,459,391 shares issued at December 31, 2003 and 2002, respectively	56	55
Additional paid-in capital	26,050	25,408
Less treasury shares, at cost (362,588 shares at December 31, 2003 and 2002)	(2,764)	(2,764)
Unamortized deferred compensation	(93)	(139)
Retained earnings	3,153	3,317
Accumulated other comprehensive loss	(2,353)	(3,398)

Total shareholders’ equity	24,049	22,479

	$177,739	$179,007

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2003	2002	2001
OPERATING REVENUES:
Rental operations	$18,042	$15,862	$14,941
Other operating income	1,151	971	1,037

Total operating revenues	19,193	16,833	15,978
OPERATING EXPENSES:
Personnel	2,028	1,820	1,553
Utilities	1,163	1,091	961
Repairs, maintenance and landscaping	1,284	1,051	926
Real estate taxes	1,937	1,811	1,224
Marketing, insurance and other	1,153	1,069	753
General and administrative expenses	2,072	2,155	1,732
Depreciation expense	6,733	6,556	4,995

Total operating expenses	16,370	15,553	12,144
INCOME FROM OPERATIONS	2,823	1,280	3,834
OTHER INCOME (EXPENSE):
Interest income	77	39	263
Interest expense	(7,578)	(6,381)	(4,525)
Loss on disposal of assets	(13)	(33)	(20)
Expenses related to retirement of debt	—	—	(604)
Amortization of deferred financing costs	(296)	(314)	(203)

Total other expense	(7,810)	(6,689)	(5,089)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND GAINS ON SALE OF REAL ESTATE ASSETS	(4,987)	(5,409)	(1,255)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,416	1,703	411

LOSS FROM CONTINUING OPERATIONS BEFORE GAINS ON SALE OF REAL ESTATE ASSETS	(3,571)	(3,706)	(844)
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	77	941	7,981

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,494)	(2,765)	7,137
INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership	6,184	249	303

NET INCOME (LOSS)	$2,690	$(2,516)	$7,440

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (Note 8):
Income (loss) from continuing operations	$(0.68)	$(0.56)	$1.47
Income from discontinued operations	1.20	0.05	0.06

Net income (loss)	$0.52	$(0.51)	$1.53

Weighted average common shares - basic	5,171,748	4,943,280	4,870,117
Weighted average common shares – diluted (effect of operating partnership units)	7,223,727	7,220,593	7,226,123
Cash dividends per share	$0.55	$0.00	$0.33

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share and Per Share Data)

	Common Shares					Other		Total
	Number of		Paid-In	Treasury	Deferred	Comprehensive	Retained	Shareholders’
	Shares Issued	Amount	Capital	Shares	Compensation	Income	Earnings	Equity
BALANCE AS OF DECEMBER 31, 2000	5,161,299	$52	$23,741	($2,210)	($146)	$0	$0	$21,437
Conversion of units to shares	86,978	1	435					436
Dividends declared ($0.33 per share)							(1,607)	(1,607)
Adjustment for minority interest in the operating partnership			1,017					1,017
Restricted shares issued to employees	18,290		141		(141)
Amortization of deferred compensation					85			85
Treasury shares (69,500 shares at cost)				(554)				(554)
Cumulative effect of change in accounting principle			(278)			(564)		(842)
Other comprehensive income			(646)			(1,392)		(2,038)
Net income							7,440	7,440

BALANCE AS OF DECEMBER 31, 2001	5,266,567	53	24,410	(2,764)	(202)	(1,956)	5,833	25,374
Comprehensive income (loss)
Net loss							(2,516)	(2,516)
Unrealized loss on interest rate swaps						(1,442)		(1,442)

Total comprehensive income (loss)								(3,958)

Conversion of units to shares	189,747	2	952					954
Restricted shares issued to employees, net of forfeitures	3,077		13		(13)
Amortization of deferred compensation					76			76
Adjustment for minority interest in the operating partnership			33					33

BALANCE AS OF DECEMBER 31, 2002	5,459,391	55	25,408	(2,764)	(139)	(3,398)	3,317	22,479
Comprehensive income
Net income							2,690	2,690
Unrealized gain on interest rate swaps						1,045		1,045

Total comprehensive income								3,735

Conversion of units to shares	124,303	1	623					624
Dividends declared ($0.55 per share)							(2,854)	(2,854)
Restricted shares issued to employees, net of forfeitures	1,512		8		(8)
Amortization of deferred compensation					54			54
Adjustment for minority interest in the operating partnership			11					11

BALANCE AS OF DECEMBER 31, 2003	5,585,206	$56	$26,050	($2,764)	($93)	($2,353)	$3,153	$24,049

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$2,690	$(2,516)	$7,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of minority interest	(6,184)	(249)	(303)
Minority interest of unitholders in the operating partnership	(1,416)	(1,703)	(411)
Gain on sale of real estate assets, net of minority interest	(77)	(941)	(7,981)
Loss on disposal of assets	13	33	20
Depreciation and amortization	7,029	6,886	5,209
Expenses related to retirement of debt	—	—	604
Amortization of deferred compensation	54	76	85
Changes in assets and liabilities:
Increase in restricted cash	(33)	(1)	50
Decrease (increase) in other assets	276	(321)	284
(Decrease) increase in accounts payable and accrued expenses relating to operations	(806)	661	84
Increase in security deposits and prepaid rent	48	34	(81)

Net cash provided by operating activities from continuing operations	1,594	1,959	5,000
Net cash provided by operating activities from discontinued operations	377	810	986

Net cash provided by operating activities	1,971	2,769	5,986

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	7,313	3,471	14,680
Acquisition and construction of real estate assets	(12,052)	(19,692)	(64,364)

Net cash used in investing activities	(4,739)	(16,221)	(49,684)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	10,750	32,500	33,700
Payoff of mortgage notes, including prepayment penalty	(8,487)	(7,519)	(8,970)
Principal repayments on mortgage notes payable	(1,107)	(1,032)	(812)
Proceeds from land notes payable	—	—	8,000
Payoff of land notes payable	(3,700)	(1,300)	(2,000)
Payment of loan costs	(252)	(459)	(906)
Proceeds from line of credit	—	802	2,000
Payoff of line of credit	—	(2,802)	—
Proceeds from construction loans	12,567	18,687	17,552
Payoff of construction loans	—	(22,500)	—
Repurchase of treasury stock	—	—	(554)
Payment of dividends and distributions	(3,962)	—	(3,190)

Net cash provided by financing activities	5,809	16,377	44,820

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,041	2,925	1,122
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,542	2,617	1,495

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,583	$5,542	$2,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,395	$9,058	$7,009

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 72.3% and 70.6% ownership interest at December 31, 2003 and December 31, 2002, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

Roberts Realty, as the general partner of the operating partnership, does not hold any limited partner interests in the operating partnership. Units of limited partnership interest (“units”) in the operating partnership outstanding at December 31, 2003 and 2002 were 2,002,467 and 2,126,770, respectively. Units held by the minority interest as a percentage of total Units and shares of common stock (“shares”) of Roberts Realty outstanding were 27.7% and 29.4% at December 31, 2003 and 2002, respectively. The minority interest percentage reflects the number of Shares and Units outstanding and will change as additional Shares and Units are issued.

At December 31, 2003, Roberts Realty owned seven completed multifamily apartment communities totaling 1,694 apartment homes (1,494 in the Atlanta metropolitan area and 200 in Palm Beach County, Florida); an additional 319 apartment homes were under construction in Charlotte, North Carolina, and a 220-unit apartment community in Atlanta was in the planning and design phase. In addition, Roberts Realty has a 39,907 square foot commercial office building and a 42,090 square foot retail center under construction at December 31, 2003.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 28.4%, 31.5% and 32.6% for the years ended December 31, 2003, 2002 and 2001, respectively. The minority interest of the unitholders was $9,214,000 and $9,361,000 at December 31, 2003 and 2002, respectively.

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

Restricted Cash. Restricted cash consists of resident security deposits of $342,000 and $309,000 at December 31, 2003 and 2002, respectively.

Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

Interest and Real Estate Taxes. Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $1,345,000, $2,196,000 and $1,910,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions and requires that the purchase price of properties acquired after June 2001 be allocated to land, building, tenant improvements and identified intangible assets. Intangible assets can consists of above or below market leases, customer relationships or the value of in-place leases. Assets acquired, other than intangibles, are depreciated using the methodology detailed in the Real Estate Assets and Depreciation section. Above or below market leases are amortized into rental revenues over the individual remaining lease terms. In-place leases are amortized over the term of the lease. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of SFAS No. 141 and 142 did not have a material impact on Roberts Realty’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. On January 1, 2002, Roberts Realty adopted SFAS No. 144, which did not have a material effect on financial position or results of operations. However, SFAS No. 144 required modification of the presentation of the operating results from real estate held for sale in Roberts Realty’s statement of operations.

In April 2002, SFAS No. 145 “Rescission of SFAS Nos. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption will affect the classifications of those amounts in the financial statements of subsequent periods and comparative prior periods. At January 1, 2003, upon adoption of SFAS No. 145, Roberts Realty reclassified the extraordinary loss recognized during fiscal 2001 to Expenses Related to Retirement of Debt (included in continuing operations) in the accompanying 2001 Consolidated Statement of Operations. The expenses related to retirement of debt relate to the write-off of unamortized loan costs and prepayment fees of (a) the Preston Oaks mortgage note, which was refinanced in February 2001, (b) the Rosewood community, which was sold in January 2001, and (c) the Crestmark community which was sold in July 2001 (see Note 5).

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on Roberts Realty’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of SFAS Nos. 5, 57, and 107, and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The disclosure requirements of FIN 45 are effective for Roberts Realty as of December 31, 2002. The recognition provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002. The requirements of FIN 45 did not have a material impact on Roberts Realty’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”). In December 2003, FIN 46 was revised by FIN 46R. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46R will apply beginning with the quarter ending March 31, 2004, the first quarter of fiscal 2004. Adoption of this new method of accounting for VIEs did not and is not expected to have a material impact on Robert Realty’s financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) and is effective May 31, 2003 for all financial instruments which existed prior to May 31, 2003. The application of SFAS No. 150 to mandatorily redeemable non-controlling interests in finite life entities was indefinitely deferred. Roberts Realty does not have any financial instruments as defined in SFAS No. 150, and the adoption of SFAS No. 150 did not have a material impact on Robert Realty’s financial position or results of operations.

3.	ACQUISITIONS AND DISPOSITIONS

On January 4, 2001, Roberts Realty sold the Rosewood Plantation community for $14,800,000. The sale resulted in a gain of $5,188,000, net of minority interest of the unitholders in the operating partnership. Roberts Realty acquired the property in October 1994. Rosewood Plantation is a 152-unit apartment home community located in Gwinnett County in the Atlanta metropolitan area. Net sales proceeds were $5,820,000 after deducting $7,400,000 for the mortgage note payable assumed by the buyer, $476,000 for a loan pay down, $364,000 for closing costs and prorations, and $740,000 for a partnership profits interest paid to Roberts Properties, under the terms of the agreement of limited partnership of the operating partnership. Roberts Realty invested the net sales proceeds in replacement properties in connection with a Section 1031 tax deferred exchange. See Note 10 – Related Party Transactions. On April 25, 2002, Roberts Realty entered into a mutual release agreement in settlement of a lawsuit filed December 28, 2001 by the buyer of Rosewood Plantation under the terms of the warranty provisions of the sales contract. The lawsuit was settled for $150,000 and is shown in the 2002 financial statements as a loss on sale of real estate asset of $102,000 (net of minority interest of $48,000).

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty is constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of its Addison Place community in Alpharetta, Georgia. Roberts Realty acquired the property on June 20, 2001 for approximately $4,470,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. Through December 31, 2003, Roberts Realty paid Roberts Construction approximately $2,248,000 for construction-related work on the property. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center. See Note 10 – Related Party Transactions.

On May 30, 2001, Roberts Realty purchased from Roberts Properties 9.5 acres of undeveloped land located at the corner of Jones Bridge Road and East Fox Court, across Jones Bridge Road from Addison Place. Roberts Properties had purchased the property for $1,070,000; Roberts Realty paid $1,447,000, which includes approximately $377,000 in development-related work performed by Roberts Properties. Roberts Realty paid Roberts Properties an additional $180,000 during 2002 to complete the development and design work. The purchase price was reduced by $356,000 as a result of a sewer moratorium.

On June 28, 2001, Roberts Realty purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its former Highland Park community. The purchase price was $5,376,000 including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $24,000,000. Roberts Realty paid Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units. See Note 10 – Related Party Transactions.

On June 28, 2001, Roberts Realty purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty intends to complete construction and estimates total project costs of $6,300,000, including the amount paid at closing. Roberts Construction will complete construction of the building at cost and will perform tenant finish work for approximately $600,000. Roberts Properties will not be paid a development fee for this project. Roberts Realty will use a portion of one floor of the building as its corporate headquarters. Roberts Realty will lease the remaining space on that floor to Roberts Properties and Roberts Construction and plans to lease the other two floors to unaffiliated tenants.

On July 11, 2001, Roberts Realty closed the sale of its Crestmark community for $25,000,000. The sale resulted in a gain of $2,793,000, net of minority interest of unitholders in the operating partnership. Crestmark is a 334-unit apartment community located in Douglasville, Georgia. Net cash proceeds were $8,013,000 after deducting $15,485,000 for the mortgage note payable assumed by the buyer, $574,000 for closing costs and prorations, and $928,000 for a partnership profits interest paid to Roberts Properties under the terms of the amended agreement of limited partnership of the operating partnership. Roberts Realty invested the net sales proceeds in a replacement property (St. Andrews at the Polo Club, as described in the following paragraph) in connection with a Section 1031 tax deferred exchange. See Note 10 – Related Party Transactions.

On November 6, 2001, Roberts Realty purchased the 200-unit St. Andrews at the Polo Club apartment community located in the City of Wellington, Palm Beach County, Florida from an unrelated party for a purchase price of $27,778,000, including closing costs, as part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the Crestmark sale. To provide the balance of the funds needed to purchase St. Andrews, Roberts Realty obtained a $21,000,000 permanent loan from State Farm Life Insurance Company. The loan bears a fixed interest rate of 6.95% and has a 10-year term. The results of St. Andrews have been included in the consolidated financial statements since November 6, 2001. The purchase price was allocated to the assets acquired as follows:

Assets acquired	November 6, 2001
Land	$4,167,000
Buildings and improvements	20,834,000
Furniture, fixtures and equipment	2,777,000

Total assets acquired	$27,778,000

In accordance with SFAS 141, the purchase price allocation was based on the estimated fair value of each of the asset classes at the date of acquisition. The fair value was primarily determined based on an independent appraisal of current replacement cost for a similar property. No values were assigned to in-place leases, above or below market leases, or tenant relationships since Roberts Realty determined such values to be immaterial at the date of acquisition.

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

Unaudited pro forma amounts for the years ended December 31, 2003, 2002 and 2001 assuming the purchase of St. Andrews at the Polo Club and the sales of Highland Park, Ivey Brook, Rosewood Plantation and Crestmark had taken place as of January 1, 2001 for the period presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the acquisition and sales occurred at the beginning of the period presented, nor is it indicative of future results.

	Years Ended December 31,
	2003	2002	2001
Total operating revenues	$19,193	$16,833	$14,790
Net loss	(3,494)	(2,663)	(1,937)
Per Share Data – Basic and Diluted
Net loss	(0.68)	(0.54)	(0.40)

4.	DISCONTINUED OPERATIONS

For the twelve months ended December 31, 2003, 2002 and 2001, income from discontinued operations relates to Roberts Realty’s 188-unit Highland Park community that Roberts Realty sold on August 6, 2003.

The following table summarizes information for Highland Park as of December 31, 2002 (dollars in thousands):

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

The following table summarizes revenue and expense information for Highland Park for the twelve month periods ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	Twelve Months Ended
	December 31,
	2003	2002	2001
OPERATING REVENUES:
Rental operations	$1,190	$2,073	$2,129
Other operating income	62	105	118

Total operating revenues	1,252	2,178	2,247
OPERATING EXPENSES:
Personnel	116	226	186
Utilities	63	114	114
Repairs, maintenance and landscaping	77	128	123
Real estate taxes	111	186	189
Marketing, insurance and other	70	124	96
Depreciation of real estate assets	247	445	506

Total operating expenses	684	1,223	1,214
INCOME FROM OPERATIONS	568	955	1,033
OTHER EXPENSE:
Interest expense	(402)	(570)	(561)
Gain (loss) on disposal of assets	2	0	(7)
Amortization of deferred financing costs	(9)	(22)	(16)

Total other expense	(409)	(592)	(584)
Income before minority interest	159	363	449
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(45)	(114)	(146)

INCOME BEFORE GAIN ON SALE OF REAL ESTATE	114	249	303
GAIN ON SALE OF HIGHLAND PARK, net of minority interest of unitholders	6,070	—	—

INCOME FROM DISCONTINUED OPERATIONS	$6,184	$249	$303

5.	NOTES PAYABLE

Roberts Realty has four types of debt: unsecured lines of credit; mortgage notes secured by some of its apartment communities; construction/permanent loans secured by other apartment communities and properties; and land loans incurred to purchase undeveloped land. These loans are summarized below.

Lines of Credit. Roberts Realty has unsecured lines of credit with two banks, aggregating $3,000,000, to provide funds for short-term working capital needs. One facility, in the amount of $1,000,000, expires June 1, 2004. The other facility, in the amount of $2,000,000, expires August 1, 2004. At December 31, 2003, there were no borrowings under either line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at December 31, 2003 and December 31, 2002 were as follows:

		Fixed
		Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/03	12/31/03	12/31/02
Addison Place – Phase I	11/15/09	6.95%	$9,177,000	$9,289,000
Addison Place – Phase II (1)	5/10/05	8.62%	22,282,000	22,427,000
Bradford Creek	6/15/08	7.15%	7,861,000	7,976,000
Highland Park (2)	12/01/12	6.76%	—	9,991,000
Plantation Trace	10/15/08	7.09%	11,185,000	11,345,000
Preston Oaks	2/01/08	7.18%	12,310,000	12,453,000
River Oaks (3)	11/15/03	7.15%	—	8,579,000
River Oaks (3)	09/01/13	5.54%	10,703,000	—
St. Andrews at the Polo Club	12/01/11	6.95%	20,534,000	20,766,000

			$94,052,000	$102,826,000

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

Real estate assets having a combined depreciated cost of $101,541,000 served as collateral for the outstanding mortgage debt at December 31, 2003.

Construction Loans. On May 3, 2000, Roberts Realty closed a $22,500,000 construction/permanent loan to fund the construction of Addison Place – Phase II. The loan has a 5-year term and bears interest at the 30-day LIBOR rate plus 150 basis points. Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 8.62% (Note 6). On May 1, 2002, the construction loan automatically converted to a permanent loan with principal and interest payments due monthly for the remaining term of the loan.

On April 26, 2001, Roberts Realty closed a $17,000,000 construction/permanent loan to fund the construction of its 250-unit Veranda Chase community located in Atlanta. The loan has a seven-year term and bears an interest rate of the 30-day LIBOR plus 150 basis points. Monthly payments are interest only for the first three years of the loan and thereafter include principal and interest based on a 30-year amortization schedule for the remaining four years. At the closing of the loan, Roberts Realty entered into a separate agreement that synthetically fixed the interest rate at 7.38% (Note 6) for the first five years of the loan. At December 31, 2003, $17,000,000 was drawn on the loan.

On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At December 31, 2003, $3,657,000 was drawn on the loan. Roberts Realty intends to secure permanent financing on this property prior to the maturity date on this loan of June 1, 2004.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. At December 31, 2003, $16,410,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At December 31, 2003, $3,391,000 was drawn on the loan.

Land Loans. On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan matures on July 10, 2004, is secured by the Northridge land, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At December 30, 2003, $3,000,000 was drawn on the loan. Roberts Realty intends to roll the loan into a construction loan upon starting construction of the project.

The scheduled principal payments of all debt outstanding at December 31, 2003 for each of the years ending December 31 are as follows:

2004	$7,890,000
2005	23,682,000
2006	5,174,000
2007	1,912,000
2008	61,391,000
Thereafter	37,461,000

$137,510,000

Interest capitalized was $1,345,000, $2,196,000 and $1,910,000 for the twelve months ended December 31, 2003, 2002 and 2001, respectively.

During 2001 Roberts Realty recorded a loss on early extinguishment of debt as a result of the write-off of unamortized loan costs and prepayment fees related to (a) the Preston Oaks mortgage note, which was refinanced in February 2001, (b) the Rosewood community, which was sold in January 2001, and (c) the Crestmark community which was sold in July 2001. Of the total loss of $604,000 – $342,000 related to Preston Oaks, $93,000 related to Rosewood and $169,000 related to Crestmark. These amounts are recorded as expenses related to retirement of debt in the accompanying consolidated statements of operations.

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

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty has entered into interest rate swap agreements to effectively fix the interest rates on its Addison Place – Phase II mortgage loan and its Veranda Chase construction/permanent loan (see Note 5 – Notes Payable). The swap agreements expire May 10, 2005 and May 5, 2006, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheets, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest expense related to the designated debt. Any ineffective portion of cash flow hedges are recognized immediately in earnings. Roberts Realty intends to hold the interest rate swap arrangements and related debt agreements until maturity. In the event the interest rate swap agreement is terminated, Roberts Realty would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings.

At December 31, 2003, Roberts Realty recorded a liability of $3,255,000 relating to the estimated fair value of the swaps as a result of lower market interest rates. This resulted in a decrease in shareholders’ equity of $2,353,000 (accumulated other comprehensive loss), net of minority interest of $902,000. At December 31, 2002, the liability relating to the estimated fair value of the swaps was $4,813,000, which resulted in a decrease in shareholders’ equity of $3,398,000 (accumulated other comprehensive loss), net of minority interest of $1,415,000. Provided that Roberts Realty holds these instruments until maturity, as it intends, it will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at December 31, 2003 will be reduced as Roberts Realty performs under these instruments, as the difference between the market interest rate and the fixed rates decreases, and as these obligations mature.

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

The fair value of Roberts Realty’s interest rate swap agreements on its construction/permanent loans was a liability of $3,255,000 and $4,813,000 at December 31, 2003 and 2002, respectively.

Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 2003 and 2002. Fixed rate mortgage debt with an aggregate carrying value of $71,770,000 at December 31, 2003 has an estimated approximate fair value of

$77,418,000 based on interest rates available to Roberts Realty for debt with similar terms and maturities.

8.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the years ended December 31, 2003, 2002, and 2001, a total of 124,303, 189,747, and 86,978 units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the years ended December 31, 2003, 2002, and 2001, Roberts Realty granted 1,512, 3,077 and 18,290 shares, respectively, net of forfeitures, of restricted stock to certain employees. The market value of these restricted stock grants totaled $7,000, $13,000 and $141,000 respectively, which was recorded as unamortized deferred compensation and is shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three or four-year vesting period and are being amortized to compensation expense ratably over the vesting period.

Treasury Share Repurchases. During the year ended December 31, 2001 Roberts Realty repurchased 69,500 treasury shares at a total cost of $554,000. Roberts Realty did not repurchase any treasury shares in 2003 or 2002.

Dividends. On August 27, 2003, Roberts Realty paid a special distribution of $0.55 per share to shareholders and $0.55 per unit to unitholders in the operating partnership of record on August 18, 2003. Roberts Realty suspended payment of its regular quarterly dividend for all four quarters of 2003, all four quarters of 2002 and the fourth quarter of 2001. Of the dividends declared for 2003 totaling $0.55 per share, approximately $0.52 per share represents capital gain and $0.03 per share represents a return of capital to the shareholders. Of the dividends declared for 2001 totaling $0.33 per share, approximately $0.14 per share represents ordinary income, $0.05 per share represents capital gain and $0.14 per share represents a return of capital to the shareholders.

Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	2003	2002	2001
Income (loss) from continuing operations – basic	$(3,494)	$(2,765)	$7,137
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(1,384)	(1,271)	3,468

Income (loss) from continuing operations – diluted	$(4,878)	$(4,036)	$10,605

Income from discontinued operations - basic	$6,184	$249	$303
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	2,477	114	146

Income from discontinued operations – diluted	$8,661	$363	$449

Net income (loss) – diluted	$3,783	$(3,673)	$11,054

Weighted average shares – basic	5,171,748	4,943,280	4,870,117
Dilutive securities – weighted average units	2,051,979	2,277,313	2,356,006

Weighted average shares – diluted	7,223,727	7,220,593	7,226,123

9.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three years ended December 31, 2003.

Roberts Realty is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land. Roberts Realty anticipates that when these assets begin to produce a material amount of revenue, Roberts Realty will account for them in separate segments.

10.	RELATED PARTY TRANSACTIONS

Roberts Realty enters into transactions with Roberts Properties and Roberts Construction, affiliates of Mr. Roberts, the Chairman of the Board, Chief Executive Officer, and President of Roberts Realty Investors, Inc. in the ordinary course of business. These transactions are discussed below.

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

On June 20, 2001, Roberts Realty purchased the Addison Place retail center land from REES 59 L.L.C. for $4,470,000. REES 59 had previously purchased the land from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

On June 28, 2001, Roberts Realty purchased the Northridge apartment land from Roberts Properties for $5,376,000. Roberts Realty retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty also entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

On June 28, 2001, Roberts Realty purchased land and the partially constructed Northridge office building from Roberts Properties for $2,147,000. The three-story, 39,907 square foot building will serve as Roberts Realty’s corporate headquarters, and Roberts Realty currently expects to occupy a portion of one floor in the building by May 1, 2004. Roberts Realty will lease the remaining space on that floor to Roberts Properties and Roberts Construction and plans to lease the other two floors to unaffiliated tenants. Roberts Realty entered into a contract with Roberts Construction to complete construction of the building at cost and intends to retain Roberts Construction to perform tenant finish work for approximately $600,000. Roberts Construction will not earn a profit on the construction of the building or on the tenant finish work. Roberts Properties did not earn a profit on the sale of the land to Roberts Realty nor will it be paid a development fee for this project. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

Construction Contracts. Roberts Realty enters into contractual commitments with Roberts Construction in the normal course of business related to the construction of real estate assets. Mr. Roberts beneficially owns all of the outstanding shares of Roberts Construction. Roberts Construction constructed Addison Place Phase II and Veranda Chase under cost plus 10% contracts. Roberts Construction is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Place retail center. Also, in 2001, Roberts Realty entered into a contract with Roberts Construction related to the construction of the Northridge corporate office building at cost. In 2003, Roberts Realty entered into a cost plus 10% contract with Roberts Construction related to the construction of the Northridge Community. The contractual amounts for projects started and/or completed with Roberts Construction during the last three years, from inception through December 31, 2003 are summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment
Addison Place retail center	$2,598,000	$2,248,000	$350,000
Northridge Office Building	5,527,000	4,420,000	1,107,000
Charlotte	23,193,000	18,136,000	5,057,000
Veranda Chase	15,608,000	15,608,000	—
Addison Place – Phase II	21,876,000	21,816,000	60,000
Northridge Community (1)	248,000	231,000	17,000

	$69,050,000	$62,459,000	$6,591,000

(1) Only includes contract for site work and detention pond construction.

At December 31, 2003 and 2002, the amounts due to Roberts Construction are summarized in the following table:

	December 31	December 31
	2003	2002
Addison Place retail center	$95,000	$6,000
Northridge Office Building	251,000	214,000
Charlotte	1,517,000	1,158,000
Veranda Chase	11,000	834,000
Addison Place – Phase II	—	46,000
Northridge Community	4,000	—

Total	$1,878,000	$2,258,000

Roberts Realty estimates the remaining contractual commitment will be paid to Roberts Construction in 2004.

Roberts Realty paid Roberts Construction for labor and materials to perform capital improvements for the communities in the amount of $57,000, $43,000 and $161,000 in 2003, 2002 and 2001, respectively.

Development Fees. Roberts Properties received fees for various development services including market studies, business plans, design, finish selection, interior design and construction administration (including amounts described in “Land Acquisitions” above). Fees incurred totaled $550,000, $180,000 and $109,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Partnership Profits Interests. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation has been formalized as a profits interest in the operating partnership (“Profits Interests”). There were three remaining Profits Interests as of December 31, 2003.

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

The percentages that apply to the sales prices, or fair market values, of the affected properties are shown in the following table as of December 31, 2003:

River Oaks	5%
Preston Oaks Phase I	5%
Plantation Trace Phase I	6%

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

During 2003 Profits Interests of $899,000 were paid in connection with the sale of the Highland Park community. During 2001 Profits Interests of $1,668,000 were paid in connection with the sale of the Rosewood community, $740,000 and the Crestmark community, $928,000. There were no Profits Interests paid during 2002.

Roberts Realty accounts for distributions required under the partnership profits interests as a reduction of the sales proceeds upon the disposition of an affected property as required by SFAS 141, Business Combinations. The partnership profits interest distribution will reduce the reported gain on the disposition of any affected property in the future.

Other Fees. During 2003, 2002 and 2001, affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $163,000, $184,000, and $145,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Loan Origination Fees. A director of Roberts Realty is Managing Director – Southeast Region, with L.J. Melody & Company, a commercial mortgage banking firm that has originated loans for Roberts Realty. Loan origination fees incurred were $75,000 in 2003 and $125,000 in 2001 (none in 2002).

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

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 2,002,467 units outstanding at December 31, 2003 that could be exchanged for shares, subject to the conditions described above.

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

Non-cash investing and financing activities for the years ended December 31, 2003, 2002, and 2001 were as follows:

A.	On January 4, 2001, Roberts Realty sold the Rosewood Plantation community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $7,400,000. At closing, there was a $476,000 reduction in the sales proceeds which represented a pay down on the mortgage note payable.

B.	On July 11, 2001, Roberts Realty sold the Crestmark community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $15,485,000.

C.	On August 6, 2003, Roberts Realty sold the Highland Park community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $9,930,000.

13.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2003
Total operating revenues	$4,624	$4,741	$4,916	$4,912
Income from operations	514	615	840	854
Loss from continuing operations	(943)	(971)	(809)	(771)
Income from discontinued operations	56	49	6,078	—
Net income (loss)	(887)	(922)	5,269	(771)
Per share (basic and diluted):
Loss from continuing operations	$(0.18)	$(0.19)	$(0.16)	$(0.15)
Income from discontinued operations	0.01	0.01	1.17	0.00
Net income (loss)	(0.17)	(0.18)	1.01	(0.15)
Year Ended December 31, 2002
Total operating revenues	$4,132	$4,083	$4,164	$4,454
Income from operations	510	383	72	315
Loss from continuing operations	(892)	(742)	(1,095)	(35)
Income (loss) from discontinued operations	158	(42)	54	78
Net income (loss)	(734)	(784)	(1,041)	43
Per share (basic and diluted):
Loss from continuing operations	$(0.18)	$(0.17)	$(0.22)	$(0.00)
Income (loss) from discontinued operations	0.03	0.01	0.01	0.01
Net income (loss)	(0.15)	(0.16)	(0.21)	0.01

(Amounts have been restated, as appropriate, to give effect to discontinued operations).

14.	SUBSEQUENT EVENT (UNAUDITED)

During the first quarter of 2004, Roberts Realty agreed to settle a lawsuit it filed against an architectural firm contracted to work on its Addison Place Phase II and Charlotte properties. Roberts Realty will receive proceeds of approximately $500,000 as a result of the settlement and is required to pay $120,000 to the defendant for use of their architectural plans. The $120,000 represents amounts the defendants previously billed Roberts Realty but which Roberts Realty had not paid because of this business dispute. The $120,000 amount Roberts Realty is required to pay is included in accounts payable and accrued expenses in the December 31, 2003 balance sheet in its consolidated financial statements included in this report. Roberts Realty expects to recognize the $500,000 in settlement proceeds in the first quarter of 2004.

     SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003
(Dollars in Thousands)

	Initial Cost to Company			Carried at Close of Period
				Improvements
				Capitalized
				After
			Buildings and	Acquisition/		Buildings and
Description	Encumbrance	Land	Improvements	Construction	Land	Improvements	Total
River Oaks	$10,703	$1,837	$9,718	$1,096	$1,833	$10,818	$12,651
Preston Oaks	12,310	2,570	11,278	423	2,570	11,701	14,271
Addison Place Phase II	22,282	696	5,168	23,457	3,152	26,169	29,321
Plantation Trace	11,185	2,385	15,802	1,605	2,385	17,407	19,792
Veranda Chase (A)	17,000	2,559	0	19,052	2,579	19,032	21,611
Charlotte	16,410	0	0	0	0	0	0
Northridge Corporate Office Bldg. (A)	3,657	0	0	0	0	0	0
Northridge Apartments (A)	3,000	0	0	0	0	0	0
Addison Shoppes (A)	3,391	0	0	0	0	0	0
Bradford Creek	7,861	1,672	12,174	167	1,672	12,341	14,013
St. Andrews at the Polo Club	20,534	4,167	23,651	221	4,167	23,872	28,039
Addison Place Phase I	9,177	2,080	10,440	335	2,053	10,802	12,855

Total	$137,510	$17,966	$88,231	$46,356	$20,411	$132,142	$152,553

		Life on which		Date of
	Accumulated	Depreciation	Date	Original
Description	Depreciation	is Computed	Acquired	Construction
River Oaks	$4,964	3 – 27.5 Years	Oct - 94	1992
Preston Oaks	4,673	3 – 27.5 Years	Oct - 94	1995
Addison Place Phase II	4,013	3 – 27.5 Years	Jun - 98	1999
Plantation Trace	6,098	3 – 27.5 Years	May - 95	1990
Veranda Chase	1,470	3 – 27.5 Years	Nov - 02	2000
Bradford Creek	3,546	3 – 27.5 Years	Mar - 96	1998
St. Andrews at the Polo Club	3,544	3 – 27.5 Years	Nov - 01	2000
Addison Place Phase I	2,563	3 – 27.5 Years	Sep – 99	1999

Total	$30,871

The accompanying notes are an integral part of this schedule.

S-1

(A)	A portion of Addison Place Shoppes, Charlotte, Northridge community, and the Northridge corporate office building were under construction as of December 31, 2003. Construction in progress and real estate under development of $45,510,000 as of December 31, 2003 (which is excluded from Schedule III) includes these properties.

(B)	Roberts Realty enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Construction – see Note 10 to the Consolidated Financial Statements.

(C)	Gross capitalized costs of real estate assets are summarized as follows:

	2003	2002	2001
BALANCE AT BEGINNING OF PERIOD	$164,217	$143,527	$123,680
Additions during period:
Other additions	—	22,487	53,316
Improvements	1,271	227	380

Total Additions	1,271	22,714	53,696

Deductions during period:
Sales	(12,632)	(1,741)	(33,564)
Other disposals	(303)	(283)	(285)

Total disposals	(12,935)	(2,024)	(33,849)

Balance at close of period	$152,553	$164,217	$143,527

(D)	Accumulated depreciation on real estate assets is as follows:

	2003	2002	2001
BALANCE AT BEGINNING OF PERIOD	$28,229	$21,463	$24,061
Additions during period:
Depreciation expense	6,980	7,001	5,501

DEDUCTIONS DURING PERIOD
Sales	(4,065)	0	(7,864)
Other disposals:	(273)	(235)	(235)

Total disposals	(4,338)	(235)	(8,099)

Balance at close of period	$30,871	$28,229	$21,463

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

     We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

Exhibit
No.	Description
Articles of Incorporation, Bylaws and Certificates and Articles of Merger:

3.1	Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 1994. [* 2.1]

3.2	Bylaws of Roberts Realty Investors, Inc. [* 2.2]

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of July 22, 1994. [* 3.1]

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 1, 1994. [* 3.1.1]

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [* 3.1.2]

4.1.3	Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 from our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

4.2	Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [* 3.2]

4.2.1	Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River Oaks, L.P.; Roberts Properties Rosewood Plantation, L.P.; Roberts Properties Preston Oaks, L.P.; and Roberts Properties Highland Park, L.P. with and into Roberts Properties Residential, L.P. (1994 Consolidation). [* 3.2.1]

4.2.2	Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb Bridge, L.P. with and into Roberts Properties Residential, L.P. (Holcomb Bridge Merger). [* 3.2.2]

Exhibit
No.	Description
4.2.3	Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation Trace, L.P. with and into Roberts Properties Residential, L.P. (Plantation Trace Merger). [* 3.2.3]

4.2.4	Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St. Simons, L.P. with and into Roberts Properties Residential, L.P. (Windsong Merger). [* 3.2.4]

4.2.5	Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place Merger). [Incorporated by reference to Exhibit 4.2.5 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.6	Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club, L.P. with and into Roberts Properties Residential, L.P. (Crestmark Merger). [Incorporated by reference to Exhibit 4.2.6 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.7	Certificate and Articles of Merger filed with the Georgia Secretary of State on April 1, 1997 merging Roberts Properties Management, L.L.C. with and into Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 4.2.7 from our current report on Form 8-K dated April 1, 1997.]

Material Agreements with Affiliates:

10.1.1	Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit 10.23.1 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

10.1.2	Amended and Restated Consulting Agreement between Roberts Properties Residential, L.P. and Roberts Properties Group, Inc., dated June 26, 1996. [Incorporated by reference to Exhibit 10.23.2 from our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

10.1.3	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Addison Place). [Incorporated by reference to Exhibit 10.14.11 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.4	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Veranda Chase). [Incorporated by reference to Exhibit 10.16.04 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.5	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Veranda Chase). [Incorporated by reference to Exhibit 10.16.05 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.6	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Charlotte). [Incorporated by reference to Exhibit 10.17.01 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

Exhibit
No.	Description
10.1.7	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Charlotte). [Incorporated by reference to Exhibit 10.17.02 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.8	Agreement and Plan of Merger by and between Roberts Properties Residential, L.P. and Roberts Properties Management, L.L.C., dated April 1, 1997 [Incorporated by reference to Exhibit 2.1 from our current report on Form 8-K dated April 1, 1997.]

10.1.9	Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P., dated May 25, 2001 (East Fox Court). [Incorporated by reference to Exhibit 10.18.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.10	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (East Fox Court). [Incorporated by reference to Exhibit 10.18.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.11	Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P. dated June 27, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.12	Sales Contract between Roberts Properties, Inc. and Roberts Properties Residential, L.P., dated June 27, 2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.1.13	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.5 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.14	Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Charles R. Elliott, dated March 20, 2001. [Incorporated by reference to Exhibit 10.17.1 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.1.15	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.21.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.16	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (Northridge). [Incorporated by reference to Exhibit 10.1.17 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.1.17	Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. (Northridge). [Incorporated by reference to Exhibit 10.1.18 from our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]

Exhibit
No.	Description
Preston Oaks Financing Documents:

10.2.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001, in the original principal amount of $12,700,000 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

10.2.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.4 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

Highland Park Financing Documents:

10.3.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002, in the original principal amount of $10,000,000 (Highland Park).

10.3.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002 (Highland Park).

10.3.3	Replacement Reserve Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002 (Highland Park).

River Oaks Financing Documents:

10.4.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003, in the original principal amount of $10,750,000 (River Oaks).* [Incorporated by reference to Exhibit 10.4.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

10.4.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).* [Incorporated by reference to Exhibit 10.4.2 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

10.4.3	Replacement Reserve Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).* [Incorporated by reference to Exhibit 10.4.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

10.4.4	Guaranty executed by Roberts Realty Investors, Inc. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks).* [Incorporated by reference to Exhibit 10.4.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

*	L.J. Melody & Company immediately assigned the loan and related documents to the Federal Home Loan Mortgage Corporation (Freddie Mac).

Exhibit
No.	Description
Plantation Trace Financing Documents:

10.5.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, in the original principal amount of $11,900,000 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.04 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.5.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, and related collateral documents (Plantation Trace). [Incorporated by reference to Exhibit 10.07.05 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.5.3	Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

Bradford Creek Financing Documents:

10.6.1	Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000.00 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.6 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.6.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek). [Incorporated by reference to Exhibit 10.8.7 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.6.3	Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America, dated June 1, 1998 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.8 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

Addison Place Phases I and II Financing Documents:

10.7.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, in the original principal amount of $9,500,000 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.04 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.7.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, and related collateral documents (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.05 from our annual report on Form 10-K for the year ended December 31, 1999.]

Exhibit
No.	Description
10.7.3	Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Phase I). [Incorporated by reference to Exhibit 10.14.06 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.8.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000, in the original principal amount of $22,500,000 (Addison Place Phase II). [Incorporated by reference to Exhibit 10.14.09 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.8.2	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place Phase II). [Incorporated by reference to Exhibit 10.14.10 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

Veranda Chase (formerly Old Norcross) Financing Documents:

10.9.1	Promissory Note executed by Roberts Realty Residential, L.P. in favor of Compass Bank, dated April 25, 2001, in the original principal amount of $17,000,000 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.9.2	Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.9.3	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.5 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

Northridge Community Financing Documents:

10.10.1	Promissory Note executed by Roberts Property Residential, L.P. in favor SouthTrust Bank, dated June 28, 2001, in the original principal amount of $3,000,000 (Northridge). [Incorporated by reference to Exhibit 10.19.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.10.2	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.10.3	Assignment of Leases and Rents executed by Roberts Realty Residential, L.P. in favor of SouthTrust Bank, dated June 28, 2001 (Northridge). [Incorporated by reference to Exhibit 10.19.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

Exhibit
No.	Description
10.10.4	First Amendment to Security Instrument and Other Loan Documents dated June 25, 2002 by and among Roberts Properties Residential. L.P., Roberts Realty Investors, Inc. and SouthTrust Bank. [Incorporated by reference to Exhibit 10.10.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2002.]

10.10.5	Second Amendment to Loan Documents dated July 7, 2003 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and SouthTrust Bank (Northridge Community). [Incorporated by reference to Exhibit 10.4.5 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

Corporate Office Building Financing Documents:

10.11.1	Promissory Note executed by Roberts Property Residential, L.P. in favor of Bank of North Georgia, dated June 28, 2001 in the original principal amount of $5,280,000 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.11.2	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.11.3	Deed to Secure Debt executed by Roberts Properties Residential, L.P. in favor of the Bank of North Georgia, dated June 28, 2001 (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

Addison Place Shoppes Financing Documents:

10.12.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of Compass Bank dated May 30, 2003 in the original principal amount of $6,500,000 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.12.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2003.]

10.12.2	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.12.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2003.]

10.12.3	Future Advance Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.12.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 2003.]

10.12.4	Assignment of Leases and Rents executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.12.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2003.]

Exhibit
No.	Description
10.12.5	Continuing Guaranty executed by Roberts Realty Investors, Inc. in favor of Compass Bank, dated May 30, 2003 (Addison Place Shoppes). [Incorporated by reference to Exhibit 10.12.5 from our quarterly report on Form 10-Q for the quarter ended June 30, 2003.]

St. Andrews at the Polo Club Financing Documents:

10.13.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 in the original principal amount of $21,000,000 (St. Andrews at the Polo Club)

10.13.2	Mortgage and Security Agreement executed by Roberts Realty Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club)

10.13.3	Assignment of Rents and Lease executed by Roberts Realty Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club)

10.13.4	Guaranty Agreement (Rental Achievement) executed by Roberts Realty Investors, Inc. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club)

10.13.5	Guaranty Agreement (Carve out) executed by Roberts Realty Investors, Inc. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club)

Charlotte Financing Documents:

10.14.1	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan) [Incorporated by reference to Exhibit 10.4.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.14.2	Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 in the original principal amount of $24,000,000 (Charlotte construction loan). [Incorporated by reference to Exhibit 10.4.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.14.3	Deed of Trust, Security Agreement, and Assignment of Rents and Leases executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan). [Incorporated by reference to Exhibit 10.4.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.14.4	Guaranty Agreement executed by Roberts Realty Investors, Inc. in favor of AmSouth Bank, dated February 21, 2002 (Charlotte construction loan). [Incorporated by reference to Exhibit 10.4.4 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

Exhibit
No.	Description
Other Exhibits:

21	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

24.1	Power of Attorney (contained on the signature page hereof).

31	Certifications of Charles S. Roberts and Gregory D. Fletcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Charles S. Roberts and Gregory D. Fletcher pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission

(b)	Current Reports on Form 8-K during the quarter ended December 31, 2003.

1.	Form 8-K dated and filed on November 7, 2003, furnishing under Item 9 the press release regarding the financial results of Roberts Realty Investors, Inc. for the three months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles S. Roberts

Charles S. Roberts, Chairman of the Board,
Chief Executive Officer and President

Date: March 17, 2004

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Charles S. Roberts and Gregory D. Fletcher, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles S. Roberts	Chairman of the Board, Chief
	Executive Officer and President	March 17, 2004
Charles S. Roberts

/s/ Gregory D. Fletcher	Secretary, Treasurer, Chief	March 17, 2004
Financial Officer (Principal Financial
Gregory D. Fletcher	Officer and Principal Accounting Officer)

/s/ Charles R. Elliott	Director	March 17, 2004

Charles R. Elliott

/s/ Dennis H. James	Director	March 17, 2004

Dennis H. James

/s/ Wm. Jarell Jones	Director	March 17, 2004

Wm. Jarell Jones

/s/ Ben A. Spalding	Director	March 17, 2004

Ben A. Spalding

/s/ George W. Wray, Jr.	Director	March 17, 2004

George W. Wray, Jr.