Form 10-Q
period 2004-03-31
ROBERTS REALTY INVESTORS INC
filed 2004-05-07
CIK 1011109

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

The number of outstanding shares of the registrant’s Common Stock on May 3, 2004 was 5,270,531 (net of shares held in treasury).

PART I

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
REAL ESTATE ASSETS – At cost:
Land	$20,411	$20,411
Buildings and improvements	118,866	118,694
Furniture, fixtures and equipment	13,458	13,448

	152,735	152,553
Less accumulated depreciation	(32,221)	(30,871)

Operating real estate assets	120,514	121,682
Construction in progress and real estate under development	48,224	45,510

Net real estate assets	168,738	167,192
CASH AND CASH EQUIVALENTS	8,745	8,583
RESTRICTED CASH	343	342
DEFERRED FINANCING COSTS – Net of accumulated amortization of $786 and $716 at March 31, 2004 and December 31, 2003, respectively	1,075	1,146
OTHER ASSETS – Net	508	476

	$179,409	$177,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$110,778	$94,052
Construction notes payable	25,984	40,458
Land notes payable	3,000	3,000
Swap contract liability	3,021	3,255
Accounts payable and accrued expenses	1,760	1,372
Due to Roberts Construction (including retainage payable of $1,004 and $952 at March 31, 2004 and December 31, 2003, respectively)	1,778	1,878
Security deposits and prepaid rents	423	461

Total liabilities	146,744	144,476

COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	8,918	9,214

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	0	0
Common shares, $.01 par value, 100,000,000 shares authorized, 5,612,481 and 5,585,206 shares issued at March 31, 2004 and December 31, 2003, respectively	56	56
Additional paid-in capital	26,167	26,050
Less treasury shares, at cost (362,588 shares at March 31, 2004 and December 31, 2003)	(2,764)	(2,764)
Unamortized restricted stock compensation	(75)	(93)
Retained earnings	2,559	3,153
Accumulated other comprehensive loss	(2,196)	(2,353)

Total shareholders’ equity	23,747	24,049

	$179,409	$177,739

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$4,597	$4,340
Other operating income	290	284

Total operating revenues	4,887	4,624

OPERATING EXPENSES:
Personnel	522	468
Utilities	304	293
Repairs, maintenance and landscaping	285	243
Real estate taxes	493	518
Marketing, insurance and other	295	267
General and administrative expenses	394	539
Depreciation of real estate assets	1,444	1,778

Total operating expenses	3,737	4,106

INCOME FROM OPERATIONS	1,150	518

OTHER INCOME (EXPENSE):
Interest income	22	16
Interest expense	(1,914)	(1,907)
Loss on disposal of assets	(6)	0
Amortization of deferred financing costs	(71)	(71)

Total other expense	(1,969)	(1,962)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSETS	(819)	(1,444)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	225	422

LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(594)	(1,022)
GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	0	77

LOSS FROM CONTINUING OPERATIONS	(594)	(945)
INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	0	58

NET LOSS	$(594)	$(887)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.11)	$(0.18)
Income from discontinued operations	0.00	0.01

Net loss	$(0.11)	(0.17)

Weighted average common shares – basic	5,239,067	5,117,425
Weighted average common shares – diluted (effect of operating partnership units)	7,223,060	7,223,610

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(594)	$(887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	0	(58)
Minority interest of unitholders in the operating partnership	(225)	(422)
Gain on sale of real estate assets	0	(77)
Loss on disposal of assets	6	0
Depreciation and amortization	1,515	1,849
Amortization of deferred compensation	(12)	5
Change in assets and liabilities:
Increase in restricted cash	(1)	(20)
Increase in other assets	(32)	(34)
Increase (decrease) in accounts payable and accrued expenses relating to operations	535	(149)
(Decrease) increase in security deposits and prepaid rent	(38)	95

Net cash provided by operating activities from continuing operations	1,154	302

Net cash provided by operating activities from discontinued operations	0	224

Net cash provided by operating activities	1,154	526
INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	0	381
Construction of real estate assets	(3,244)	(3,046)

Net cash used in investing activities	(3,244)	(2,665)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(274)	(288)
Payment of loan costs	0	(2)
Proceeds from construction loans	2,526	2,412

Net cash provided by financing activities	2,252	2,122

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162	(17)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,583	5,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,745	$5,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,234	$2,511

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 72.7% and 72.3% ownership interest at March 31, 2004 and December 31, 2003, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At March 31, 2004, Roberts Realty owned seven completed multifamily apartment communities totaling 1,694 apartment homes (1,494 in the Atlanta metropolitan area and 200 in Palm Beach County, Florida); an additional 319 apartment homes were under construction in Charlotte, North Carolina; and a 220-unit apartment community in Atlanta was in the planning and design phase. In addition, Roberts Realty has under construction a 39,907 square foot commercial office building and a 42,090 square foot retail center, along with two undeveloped commercial sites adjacent to the retail center.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 27.5% and 29.2% for the three months ended March 31, 2004 and 2003, respectively. The minority interest of the unitholders was $8,918,000 at March 31, 2004 and $9,214,000 at December 31, 2003.

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

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.	ACQUISITIONS AND DISPOSITIONS

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty is constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of its Addison Place community in Alpharetta, Georgia. Roberts Realty acquired the property on June 20, 2001 for approximately $4,470,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. Through March 31, 2004, Roberts Realty paid Roberts Construction approximately $2,508,000 for construction-related work on the property. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center. See Note 7 – Related Party Transactions.

On June 28, 2001, Roberts Realty purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its former Highland Park community. The purchase price was $5,376,000 including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $24,000,000. Roberts Realty paid Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units. See Note 7 – Related Party Transactions.

On June 28, 2001, Roberts Realty purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty intends to complete construction and estimates total project costs of $6,300,000, including the amount paid at closing. Roberts Construction will complete construction of the building at cost and will perform tenant finish work for approximately $600,000. Roberts Realty did not pay Roberts Properties a development fee for this project. Roberts Realty will use a portion of one floor of the building as its corporate headquarters and expects to occupy the space beginning on May 10. Roberts Realty will lease the remaining space on that floor to Roberts Properties and Roberts Construction and plans to lease the other two floors to unaffiliated tenants.

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

For the three months ended March 31, 2003, income from discontinued operations relates to Roberts Realty’s 188-unit Highland Park community that Roberts Realty sold on August 6, 2003. The following table summarizes revenue and expense information for Highland Park for the three month periods ended March 31, 2003 (dollars in thousands, unaudited):

OPERATING REVENUES:
Rental operations	$508
Other operating income	21

Total operating revenues	529
OPERATING EXPENSES:
Personnel	44
Utilities	27
Repairs, maintenance and landscaping	24
Real estate taxes	48
Marketing, insurance and other	26
Depreciation of real estate assets	105

Total operating expenses	274
INCOME FROM OPERATIONS	255
OTHER EXPENSE:
Interest expense	(169)
Gain (loss) on disposal of assets	—
Amortization of deferred financing costs	(4)

Total other expense	(173)
Income before minority interest	82
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(24)

INCOME FROM DISCONTINUED OPERATIONS	$58

5.	NOTES PAYABLE

Roberts Realty has four types of debt: unsecured lines of credit; mortgage notes secured by some of its apartment communities; construction/permanent loans secured by other apartment communities and properties; and land loans incurred to purchase undeveloped land. These loans are summarized below.

Lines of Credit. Roberts Realty has unsecured lines of credit with two banks, aggregating $3,000,000, to provide funds for short-term working capital needs. One facility, in the amount of $1,000,000, expires June 1, 2004. The other facility, in the amount of $2,000,000, expires August 1, 2004. At March 31, 2004, there were no borrowings under either line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at March 31, 2004 and December 31, 2003 were as follows:

		Fixed Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	3/31/04	3/31/04	12/31/03
Addison Place – Phase I	11/15/09	6.95%	$9,147,000	$9,177,000
Addison Place – Phase II (1)	5/10/05	8.62%	22,243,000	22,282,000
Bradford Creek	6/15/08	7.15%	7,832,000	7,861,000
Plantation Trace	10/15/08	7.09%	11,143,000	11,185,000
Preston Oaks	2/01/08	7.18%	12,273,000	12,310,000
River Oaks	09/01/13	5.54%	10,667,000	10,703,000
St. Andrews at the Polo Club	12/01/11	6.95%	20,473,000	20,534,000
Veranda Chase (1)(2)	04/25/08	7.38%	17,000,000	0

			$110,778,000	$94,052,000

(1)	The interest rate on this loan has been synthetically fixed at the rate shown. See Note 6.

(2)	Prior to 2004, the debt instrument was classified as a construction loan.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At March 31, 2004, $4,208,000 was drawn on the loan. Roberts Realty intends to extend the construction loan on this property prior to the maturity date on this loan of June 1, 2004.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan is secured by the land and improvements and matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, interest will be payable monthly on the same basis but principal will also be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0%. At March 31, 2004, $18,101,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At March 31, 2004, $3,675,000 was drawn on the loan.

Land Loans. On June 28, 2001, Roberts Realty closed a $3,000,000 land loan to fund the initial construction of the Northridge apartment community. The loan matures on July 10, 2004, is secured by the Northridge land, and bears an interest rate of the 30-day LIBOR plus 175 basis points. At March 31, 2004, $3,000,000 was drawn on the loan. Roberts Realty intends to roll the loan into a construction loan upon starting construction of the project.

Interest capitalized was $326,000 and $334,000 for the three months ended March 31, 2004 and 2003, respectively.

Real estate assets having a combined depreciated cost of $120,513,000 served as collateral for the outstanding mortgage debt at March 31, 2004.

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

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty has entered into interest rate swap agreements to effectively fix the interest rates on its Addison Place – Phase II mortgage loan and its Veranda Chase construction/permanent loan (see Note 5 – Notes Payable). The swap agreements expire May 10, 2005 and May 5, 2006, respectively. The swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheets, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. Any ineffective portion of cash flow hedges are recognized immediately in earnings. Roberts Realty intends to hold the interest rate swap arrangement and related debt agreement for the Addison Place – Phase II mortgage loan until maturity. In the event the interest rate swap agreement is terminated, Roberts Realty would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings.

At March 31, 2004, Roberts Realty recorded a liability of $3,021,000 relating to the estimated fair value of the swaps as a result of lower market interest rates. This resulted in a decrease in shareholders’ equity of $2,196,000 (accumulated other comprehensive income), net of minority interest of $825,000. At December 31, 2003, the liability relating to the estimated fair value of the swaps was $3,255,000, which resulted in a decrease in shareholders’ equity of $2,353,000 (accumulated other comprehensive income), net of minority interest of $902,000. Provided that Roberts Realty holds these instruments until maturity, it will not pay any interest other than that stated in the loan and swap agreements. The liability recorded at March 31, 2004 will be reduced as Roberts Realty performs under these instruments, as the difference between the market interest rate and the fixed rates decreases, and as these obligations mature.

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

Roberts Construction constructed Addison Place – Phase II and Veranda Chase under a cost plus 10% contract and is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction related to the construction of the 39,205 square foot Addison Place retail center. Also in 2001, Roberts Realty entered into a fixed price contract with Roberts Construction related to the construction of the Northridge corporate office building. At March 31, 2004, the remaining commitments under construction contracts were $5,301,000 as summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment
Addison Place retail center	$3,460,000	$2,508,000	$952,000
Northridge Office Building	5,587,000	5,013,000	574,000
Charlotte	23,193,000	19,478,000	3,715,000
Veranda Chase	15,608,000	15,608,000	0
Addison Place – Phase II	21,876,000	21,816,000	60,000

	$69,724,000	$64,423,000	$5,301,000

Roberts Realty plans to fund the remaining contractual commitments for the Addison Place retail center, Northridge Office Building and Charlotte commitments from the remaining amounts available to be borrowed under the construction loans secured by those properties. Roberts Realty plans to fund the remaining contractual commitment for Addison Place – Phase II from working capital.

At March 31, 2004 and December 31, 2003, the amounts due to Roberts Construction are summarized in the following table:

	March 31,	December 31,
	2004	2003
Addison Place retail center	$105,000	$95,000
Northridge apartment land	5,000	4,000
Northridge Office Building	315,000	251,000
Charlotte	1,342,000	1,517,000
Veranda Chase	11,000	11,000

Total	$1,778,000	$1,878,000

8.	COMMITMENTS AND CONTINGENCIES

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2004.

See Note 7 for information about commitments under construction contracts with Roberts Construction.

On April 26, 2004, we announced that we signed a definitive agreement to sell five Atlanta apartment communities totaling 1,091 units for $109,600,000, which net of mortgage debt and closing-related expenses is estimated to be $6.38 per share. The purchase price for our Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase communities is equal to $100,458 per apartment unit or $77.30 per square foot. The transaction is expected to close in June 2004.

9.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended March 31, 2004 and 2003, a total of 31,114 and 38,325 partnership units, respectively, were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the three months ended March 31, 2003, Roberts Realty granted 827 shares of restricted stock to certain employees. The market value of these restricted stock grants totaled $5,000. During the three months ended March 31, 2004, Roberts Realty granted no shares of restricted stock. These transactions have been recorded as unamortized deferred compensation and are shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period. During the three months ended March 31, 2004, and 2003, employees who terminated employment before vesting forfeited 3,839 and 3,980 shares, respectively, of restricted stock with original market values of $30,000 and $30,000, respectively.

Dividends and Distributions. On August 27, 2003, Roberts Realty paid a special distribution of $0.55 per share/unit to shareholders/unitholders in the operating partnership of record on August 18, 2003. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001. Of the dividends declared for 2003 totaling $0.55 per share, approximately $0.52 per share represents capital gain and $0.03 per share represents a return of capital to the shareholders.

Earnings Per Share. Reconciliations of net income (loss) to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months
	Ended March 31,
	2004	2003
Net loss – basic	$(594)	$(887)
Minority interest of unitholders in the operating partnership in loss	(225)	(366)

Net loss – diluted	$(819)	$(1,253)

Weighted average shares – basic	5,239,067	5,117,425
Dilutive securities – weighted average units	1,983,993	2,106,185

Weighted average shares – diluted (effect of operating partnership units)	7,223,060	7,223,610

10.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. Because each of the apartment communities has similar economic characteristics, residents, and products and services, however, Roberts Realty has aggregated the apartment communities into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three months ended March 31, 2004 and 2003.

Roberts Realty is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge community. Roberts Realty anticipates that when these assets begin to produce a material amount of revenue, Roberts Realty will account for them in a separate segment.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No.144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. On January 1, 2002, Roberts Realty adopted SFAS No. 144, which did not have a material effect on financial position or results of operations. However,

SFAS No. 144 required modification of the presentation of the operating results from real estate held for sale in Roberts Realty’s statement of operations.

In April 2002, SFAS No. 145 “Rescission of SFAS Nos. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption will affect the classifications of those amounts in the financial statements of subsequent periods and comparative prior periods. At January 1, 2003, upon adoption of SFAS No. 145, Roberts Realty reclassified the extraordinary loss recognized during fiscal 2001 to Expenses Related to Retirement of Debt (included in continuing operations). The expenses related to retirement of debt relate to the write-off of unamortized loan costs and prepayment fees of (a) the Preston Oaks mortgage note, which was refinanced in February 2001, (b) the Rosewood community, which was sold in January 2001, and (c) the Crestmark community which was sold in July 2001 (see Note 5).

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

12.	COMPREHENSIVE LOSS

Roberts Realty’s comprehensive loss, which consists of net loss and the change in the fair value of the swap contract payable, is calculated as follows (dollars in thousands, unaudited):

	Three Months
	Ended March 31,
	2004	2003
Net loss	$(594)	$(887)
Change in the fair value of the swap contract payable, net of minority interest	157	132

Total comprehensive loss	$(437)	$(755)

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

Pending Sale of Five Apartment Communities

     On April 26, 2004, we announced that we signed a definitive agreement to sell five Atlanta apartment communities totaling 1,091 units for $109,600,000, which net of mortgage debt and closing-related expenses is estimated to be $6.38 per share. The purchase price for our Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase communities is equal to $100,458 per apartment unit or $77.30 per square foot. The transaction is expected to close in June 2004.

     Our financial results for prior years reflect our ownership of the five apartment communities, and the results of operations of those apartment communities are material to the overall results reflected and discussed in this report. Assuming we sell the five apartment communities as we anticipate, our operations will no longer reflect the operations of those communities, and investors should take that into account in evaluating our financial results. We cannot assure investors that we will sell the five apartment communities as we anticipate, and if we are unsuccessful in doing so, we will continue to hold and operate them. See Anticipated Effects of Sale of Five Apartment Communities on our Future Results of Operations, and Liquidity and Capital Resources below for additional information.

Overview

     We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties. As of May 3, 2004, we own a 73.0% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

     As of May 3, 2004, we own:

•	seven existing multifamily apartment communities that are stabilized containing a total of 1,694 apartment homes;

•	one community under construction that will contain 319 apartment homes;

•	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community);

•	a 42,090 square foot retail center currently under construction;

•	two undeveloped commercial sites adjacent to the retail center; and

•	a 39,907 square foot office building currently under construction, a part of which we intend to use as our corporate office building.

     Seven of our communities – Addison Place, Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, St. Andrews at the Polo Club, and Veranda Chase – totaling 1,694 apartment homes, are stabilized. Construction of our Charlotte community is progressing steadily, and we expect it to be substantially complete by the second quarter of 2004. We began leasing activity at our Charlotte community in March 2004. All of our communities are located in metropolitan Atlanta, Georgia, except the Charlotte community and St. Andrews at the Polo Club, which is located in the city of Wellington, Palm Beach County, Florida.

     We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of May 3, 2004, our seven stabilized communities totaling 1,694 apartment homes had a physical occupancy rate of 93.0%.

     We are constructing a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community in Alpharetta, Georgia. We expect to complete construction in the third quarter of 2004. We are in the final stages of constructing an office building on Northridge Parkway in North Fulton County, Georgia. We will use a portion of one floor of the building as our corporate headquarters and currently expect to move into those premises by May 10, 2004. We will lease the remaining space on that floor to Roberts Properties, Roberts Construction and we plan to lease the other two floors to unaffiliated tenants. We are in the planning and design phase of the Northridge community.

     In Atlanta, our primary market, negative or slower job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy, we offer residents incentives in the form of concessions and lower rents, which result in decreased revenues and income from operations. Although we are hopeful for improvement in 2004, we expect rent concessions and lower rents to continue for the foreseeable future, and we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

     We have paid no regular quarterly dividends since the third quarter of 2001. We cannot predict when we might be able to resume paying regular quarterly dividends.

     We are completing three properties under construction, and we have one property in the planning and design phase. In total, these four new properties required an investment of approximately $13.2 million of our equity that is currently not producing any cash flow. As we complete and lease up the properties that are currently under construction and development, we will begin to generate cash flow from operations from these properties. Until there is a sustained and broad-based economic recovery resulting in positive job growth, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower rents.

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

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

     For the three months ended March 31, 2004, we recorded a net loss from continuing operations of ($594,000), or ($0.11) per share, compared to a net loss from continuing operations of ($945,000) or ($0.18) per share, for the three months ended March 31, 2003. Our results include:

(a)	a $263,000 increase in total operating revenues due primarily to Veranda Chase, which completed its lease-up in June 2003;

(b)	a $334,000 decrease in depreciation expense due primarily to fully depreciated assets at Bradford Creek, Plantation Trace, Preston Oaks, and River Oaks; and

(c)	a $145,000 decrease in general and administrative expenses due primarily to lower legal, personnel and recruiting costs;

partially offset by:

(d)	a $77,000 gain, net of minority interest, from the sale of land and reimbursement for land improvements for road right-of-way projects at our Addison Place community in February 2003; and

(e)	a $110,000 increase in property operating expenses due primarily to Veranda Chase, which completed its lease-up in June 2003; our Charlotte community, which began its lease-up in March 2004; and a 3.3% increase in operating expenses at our same-property communities.

     The operating performance for all our continuing apartment communities is summarized in the following table:

	Three Months Ended
	March 31,
			Percentage
	2004	2003	Change
Total operating revenues	$4,887,000	$4,624,000	5.7%
Property operating expenses(1)	(1,899,000)	(1,789,000)	6.1%
General and administrative expenses(2)	(394,000)	(539,000)	(26.9)%
Depreciation of real estate assets	(1,444,000)	(1,778,000)	(18.8)%

Income from operations	$1,150,000	$518,000	122.0%
Average stabilized occupancy (3)	93.0%	87.8%	5.2%

(Footnotes are on following page.)

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	General and administrative expenses include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees, and other costs.

(3)	Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. In 2004, this calculation is based on seven stabilized properties; in 2003, this calculation is based on six stabilized properties.

     Six of our continuing communities (Addison Place, Bradford Creek, Plantation Trace, Preston Oaks, River Oaks and St. Andrews at the Polo Club) were fully stabilized during both the three-month periods ended March 31, 2004 and 2003. Our same-property operating revenues increased by $56,000, or 1.3%, from $4,185,000 for the three months ended March 31, 2003 to $4,241,000 for the three months ended March 31, 2004. Our same-property operating expenses increased by $52,000, or 3.3% from $1,574,000 for the three months ended March 31, 2003 to $1,626,000 for the three months ended March 31, 2004. Stabilized occupancy for our same-property communities was 93.3% for the three months ended March 31, 2004 compared to 87.8% for the three months ended March 31, 2003.

     The following discussion compares our statements of operations for the three months ended March 31, 2004 and 2003.

     Total operating revenues increased $263,000 or 5.7% from $4,624,000 for the three months ended March 31, 2003 to $4,887,000 for the three months ended March 31, 2004. The increase in operating revenues is due primarily to the following:

(a)	a $201,000 increase in operating revenues from Veranda Chase, which completed its lease-up in June 2003; and

(b)	a $56,000 increase in operating revenues from our same-property communities.

     Property operating expenses increased $110,000 or 6.1% from $1,789,000 for the three months ended March 31, 2003 to $1,899,000 for the three months ended March 31, 2004. The increase is due primarily to increased operating expenses at Veranda Chase, which completed its lease-up in June 2003; our Charlotte community, which began its lease-up in March 2004; and a 3.3% increase in operating expenses at our same-property communities.

     General and administrative expenses decreased $145,000 or 26.9% from $539,000 for the three months ended March 31, 2003 to $394,000 for the three months ended March 31, 2004. The decrease is due primarily to lower legal, personnel and recruiting costs. General and administrative expenses as a percentage of operating revenues decreased from 11.7% for the three months ended March 31, 2003 to 8.1% for the three months ended March 31, 2004.

     Depreciation expense decreased $334,000 or 18.8% from $1,778,000 for the three months ended March 31, 2003 to $1,444,000 for the three months ended March 31, 2004. The decrease is due primarily to fully depreciated assets at Bradford Creek, Plantation Trace, Preston Oaks, and River Oaks.

Anticipated Effects of Sale of Five Apartment Communities on our Future Results of Operations

     As described above, we have signed a definitive agreement to sell five Atlanta apartment communities. Those communities are Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase. If that transaction occurs as we anticipate, it will affect our future results of operations generally as follows:

Reduced Revenues. Revenues for the five apartment communities were $11.5 million for 2003, approximately 60.0% of our revenue. Accordingly, our revenues will be materially lower in the remainder of 2004 and future years than in 2003 if the transaction closes as anticipated. We note, however, that our Charlotte property will generate revenues as it begins to lease up.

Reduced Income from Operations. Income from operations provided by the five apartment communities was $3.8 million for 2003, approximately 134.2% of our total income from operations. Accordingly, our income from operations will be materially lower in the remainder of 2004 and future years than in 2003 if the sale closes as anticipated.

Reduction in Number of Employees and Associated Costs. If the transaction closes as anticipated, our number of employees will decrease from approximately 44 to approximately 20, and our related costs will decrease materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses will be materially less than the percentage of our revenues represented by the communities we anticipate selling.

Liquidity and Capital Resources

     As described above, we have signed a definitive agreement to sell five Atlanta apartment communities. If that occurs as we anticipate, our debt and operating cash flow will decrease materially. The effects on our future liquidity and capital resources are described in more detail below.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

     Cash and cash equivalents increased $162,000 during the three months ended March 31, 2004 compared to a decrease of ($17,000) during the three months ended March 31, 2003. The change is due to an increase in cash provided by operating activities of $628,000 and an increase in cash provided by financing activities of $130,000, partially offset by an increase in cash used in investing activities of $579,000.

     A primary source of our liquidity is cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. Net cash provided by operating activities increased $628,000 from $526,000 during the three months ended March 31, 2003 to $1,154,000 during the three months ended March 31, 2004. The increase in cash flow from operations is due primarily to the payment of 2002 real estate taxes for St. Andrews at the Polo Club in the first quarter of 2003. The real estate taxes for 2003 were paid during the fourth quarter of 2003. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

     On August 27, 2003, we paid a special distribution of $0.55 per share/unit to shareholders/unitholders of record on August 18, 2003. We paid this special distribution from the profit generated by the sale of our 188-unit Highland Park community. Previously, we have paid no regular quarterly dividends since the third quarter of 2001. We cannot predict when we might be able to resume paying regular quarterly dividends.

     We are completing three properties under construction, and we have one property in the planning and design phase. In total, these four new properties required an investment of approximately $13.2 million of our equity that is currently not producing any cash flow. As we complete and lease up the properties that are currently under construction and development, we will begin to generate cash flow from operations from these properties. Until there is a sustained and broad-based economic recovery resulting in positive job growth, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower rents.

     Net cash used in investing activities increased $579,000 from $2,665,000 during the three months ended March 31, 2003 to $3,244,000 during the three months ended March 31, 2004. This increase is attributable to the following:

(a)	increased spending on construction during 2004 of $198,000; and

(b)	net cash proceeds of $381,000 from the sale of land and reimbursement for land improvements for right-of-way projects at the Addison Place community in February 2003.

     Net cash provided by financing activities increased $130,000 from $2,122,000 during the three months ended March 31, 2003 to $2,252,000 during the three months ended March 31, 2004. The increase is due primarily to the following:

(a)	a $283,000 increase in construction loan borrowings for our Addison Place retail center;

(b)	a $225,000 increase in construction loan borrowings for our Charlotte community; and

(c)	a $334,000 increase in construction loan borrowings for the corporate office building;

partially offset by:

(d)	a $728,000 decrease in construction loan borrowings for Veranda Chase, which was completed in the fourth quarter of 2002.

Debt Summary

     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at March 31, 2004 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
March 31, 2004

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate	Date	Maturity	Payment	Balance
Office Building(1) (2)	Bank of North Georgia	LIBOR plus 200 b.p.	3.09	06/01/04	$ 5,280,000	Interest only	$ 4,208,000
Revolving $1 million credit line(1)	Bank of North Georgia	LIBOR plus 200 b.p.	4.00	06/01/04	0	Interest only	0
Northridge Apartments land loan(1)	SouthTrust Bank	LIBOR plus 175 b.p.	2.84	07/10/04	3,000,000	Interest only	3,000,000
Revolving $2 million credit line(1)	Compass Bank	LIBOR plus 175 b.p.	3.75	08/01/04	0	Interest only	0
Addison Place Phase II(3)	Wachovia Bank	Fixed-rate permanent	8.62	05/10/05	22,071,000	Variable	22,243,000
Addison Place Shoppes(1)	Compass Bank	LIBOR plus 185 b.p.	3.50	04/30/06	6,500,000	Interest only	3,675,000
Preston Oaks(4)	Freddie Mac	Fixed-rate permanent	7.18	02/01/08	11,694,000	$86,034	12,273,000
Charlotte(1) (2)	AmSouth Bank	LIBOR plus 200 b.p.	3.09	03/10/08	19,642,000	Interest only	18,101,000
Veranda Chase(5)	Compass Bank	Fixed-rate permanent	7.38	04/25/08	16,348,000	Interest only	17,000,000
Bradford Creek(6)	Nationwide Life	Fixed-rate permanent	7.15	06/15/08	7,290,000	$56,734	7,832,000
Plantation Trace(7)	Prudential Life	Fixed-rate permanent	7.09	10/15/08	10,313,000	$79,892	11,143,000
Addison Place Phase I(7)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,147,000
St. Andrews at the Polo Club(8)	State Farm	Fixed-rate permanent	6.95	12/01/11	18,138,000	$139,009	20,473,000
River Oaks(4)	Freddie Mac	Fixed-rate permanent	5.54	09/01/13	8,945,000	$61,307	10,667,000

Totals					$137,608,000		$139,762,000

(1)	The interest rate shown for variable-rate debt is as of March 31, 2004. The revolving $1 million credit line with Bank of North Georgia has an interest rate floor of 4.00%. The revolving $2 million credit line with Compass Bank has an interest rate floor of 3.75%. The construction loan on the Addison Place Shoppes with Compass Bank has an interest rate floor of 3.50%.

(2)	The construction loans for Charlotte and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and required principal payments are made prior to maturity.

(3)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Remaining principal payments on the loan are scheduled as follows: 2003 — $24,000; 2004 — $152,000; 2005 — $59,000, plus the balloon payment due of $22,071,000.

(4)	The loans secured by the Preston Oaks and River Oaks communities may be prepaid upon the payment of a premium equal to the greater of (a) 1% of the outstanding principal balance, or (b) the product obtained by multiplying the amount of principal being prepaid by the excess (if any) of the monthly note rate over the assumed reinvestment rate by the present value factor. If the loans are prepaid after expiration of the yield maintenance period, but more than 90 days before the maturity date, the prepayment premium will be 1% of the unpaid principal balance of the notes. The loans may be prepaid in full during the last 90 days before their maturity dates without any prepayment premium.

(5)	The amount shown in the column titled “Balance at Maturity” assumes the full amount of this loan is drawn and required principal payments are made prior to maturity. The loan is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee.

(6)	The loan secured by the Bradford Creek community may be prepaid in full upon payment of a premium equal to the greater of (a) 1% of the outstanding principal balance of the loan or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full during the last 90 days before its maturity date without any prepayment premium.

(7)	Each of the loans secured by the Plantation Trace and Addison Place Phase I communities may be prepaid upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. Each loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

(8)	The St. Andrews at the Polo Club loan may not be prepaid for a period of three years (no earlier than December 1, 2004). We must give written notice at least 30 days before the date selected by us as the prepayment date, at which time the entire outstanding principal may be prepaid along with a prepayment fee equal to the greater of (a) 1% of the entire principal amount to be prepaid or (b) the sum of the present value of the scheduled monthly payments to the maturity date and the present value of the balloon payment due on the maturity date, less the outstanding principal balance of the loan on the date of prepayment. The loan may be prepaid in full after September 1, 2011 without any prepayment premium.

Debt Maturities

     Our existing loans will require balloon payments, in addition to monthly principal amortization, coming due over the years 2004 to 2013 as summarized below:

Debt Maturity Schedule:

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties
2004	$ 8,280,000	Northridge apartments land loan and Northridge office building
2005	22,071,000	Addison Place Phase II
2006	6,500,000	Addison Place Shoppes
2007	0
2008	70,297,000	Preston Oaks, Bradford Creek, Plantation Trace, Charlotte and Veranda Chase
2009	8,387,000	Addison Place Phase I
2010	0
2011	18,138,000	St. Andrews at the Polo Club
2012	0
2013	8,945,000	River Oaks

Total	$ 142,618,000

Short-Term Debt

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

     On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements, has a 35-month term, and bears interest at the 30-day LIBOR plus 200 basis points. At March 31, 2004, $4,208,000 was drawn on the loan. We intend to extend the construction loan on this property before its June 1, 2004 maturity date. To do so, we may be required to pay down its principal balance. There is no assurance that this financing will be available or, if it is available, that it will be on favorable terms.

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

Long-Term Debt

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

Contractual Commitments

     We enter into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction that relate to the development and construction of real estate assets.

     Roberts Construction constructed Addison Place — Phase II and Veranda Chase under a cost plus 10% contract and is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, we entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Place retail center. Also in 2001, we entered into a fixed price contract with Roberts Construction related to the construction of the Northridge corporate office building. At March 31, 2004, the remaining commitments under construction contracts were $5,301,000 as summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment
Addison Place retail center	$3,460,000	$2,508,000	$952,000
Northridge Office Building	5,587,000	5,013,000	574,000
Charlotte	23,193,000	19,478,000	3,715,000
Veranda Chase	15,608,000	15,608,000	0
Addison Place — Phase II	21,876,000	21,816,000	60,000

	$69,724,000	$64,423,000	$5,301,000

     We plan to fund the remaining contractual commitments for the Addison Place retail center, Northridge office building and Charlotte commitments from the remaining amounts available to be borrowed under the construction loans secured by those properties. We plan to fund the remaining contractual commitment for Addison Place — Phase II from working capital.

Settlement of Lawsuit

     On April 8, 2004, we settled a lawsuit we filed against an architectural firm hired to work on our Addison Place Phase II and Charlotte properties. We received proceeds of $500,000 as a result of the settlement and were required to pay $120,000 to the defendant for use of their architectural plans. The $120,000 represents amounts the defendants previously billed us but we had not paid because of this business dispute. The $120,000 amount we paid in the first quarter of 2004 was previously included in accounts payable and accrued expenses in the December 31, 2003 balance sheet in our consolidated financial statements. We will recognize the $500,000 in settlement proceeds in the second quarter of 2004 as a reduction in basis and other income.

Anticipated Effects of Sale of Five Apartment Communities on our Liquidity and Capital Resources

     As described above, we have signed a definitive agreement to sell five Atlanta apartment communities. Those communities are Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase. If the transaction closes as we anticipate, it will affect our future liquidity and capital resources generally as follows:

Net Cash Provided by Operating Activities from Continuing Operations. A significant portion of the net cash provided by operating activities from continuing operations is provided by the five apartment communities that we anticipate selling. Accordingly, net cash provided by operating activities from continuing operations will be materially lower in the remainder of 2004 and future years than in 2003 if the sale closes as anticipated.

Reduced Revenue. Revenues for the five apartment communities were $11.5 million for 2003, approximately 60.0% of our revenue. Accordingly, our revenues will be materially lower in the remainder of 2004 and future years than in 2003 if the transaction closes as anticipated.

Reduced Mortgage Notes Payable. At March 31, 2004, mortgage notes payable for the five apartment communities had a current total balance of $58.9 million, or 53.2%, of our total mortgage notes payable. If we close the sale as anticipated, we will no longer be obligated with this mortgage debt and the associated interest rate swap agreement, although the ratio of our total debt to the estimated value of our assets will increase.

Reduced Monthly Mortgage Payments. Monthly mortgage payments for the five apartment communities were $336,000, or 47.1%, of our total monthly mortgage payments at March 31, 2004. If we close the sale as anticipated, our monthly mortgage payments will be reduced by this amount.

Reduced Interest Expense. Interest expense for the five apartment communities was $4,140,000, or 51.9%, of our interest for 2003. Accordingly, our interest expense will be materially lower in 2004 than in 2003 if the sale closes as anticipated.

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

Stock Repurchase Plan

     Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2002, 2003 or during the three months ended March 31, 2004. Although we have the authority to repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and the price per share, we do not anticipate buying any shares in the near future.

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

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net loss	$(594)	$(887)
Minority interest of unitholders — continuing operations	(225)	(422)
Minority interest of unitholders — discontinued operations	—	24
Loss on disposal of assets	6	—
Gain on sale of real estate assets, net of minority interest	—	(77)
Depreciation expense — continuing operations	1,444	1,778
Depreciation expense — discontinued operations	—	105

Funds from operations	$631	$521

Weighted average shares and units outstanding during the period	7,223,060	7,223,610

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

     Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Our swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheet, and the related gains or losses are deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Any ineffective portions of cash flow hedges are recognized immediately in earnings. We intend to hold the interest rate swap arrangement and related debt agreement until maturity on our Addison Place Phase II loan. In the event the interest rate swap agreement is terminated, we would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. The net effect of this accounting is that interest on the variable rate-debt is generally recorded based on fixed interest rates. As described above, we have signed a definitive agreement to sell Veranda Chase and four other Atlanta apartment communities. The buyer has agreed to assume the Veranda Chase loan and the related interest rate swap agreement. If the transaction closes as anticipated, we will realize a gain on the accumulated other comprehensive loss and reduce liabilities relating to the estimated fair value of the swaps at the time of the transaction.

Disclosure Regarding Forward-Looking Statements

     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•	The sale of five apartment communities described elsewhere in this report may not close as anticipated for reasons that may include the purchaser’s decision to terminate the contract during its 30-day inspection period or the inability of the purchaser to assume the mortgage debt secured by the properties; and the distribution per share that results from the sale if it occurs may be less than the anticipated $4.50 per share we announced on April 26.

•	The current unfavorable market and economic conditions in Atlanta, Charlotte and Palm Beach County could depress our occupancy and rental rates and adversely affect our financial performance.

•	Further unfavorable changes in market and occupancy conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

•	Increased competition in the Atlanta, Charlotte and Palm Beach County markets could limit our ability to lease our apartment homes or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction risks inherent in our development and construction of our Charlotte and Northridge communities, our corporate office building and our Addison Place retail center, and the other communities we may develop in the future, could adversely affect our financial performance.

•	If we are unable to lease-up our Charlotte and Northridge communities, our Addison Place retail center, and our corporate office building as we expect, our financial performance will be adversely affected. We note in particular that the Atlanta suburban office market is particularly soft and that we have accordingly been unable to lease any portion of our corporate headquarters building to third party tenants.

•	We may be unable to extend the maturity date or otherwise refinance some or all of our $3,000,000 land loan that matures in July 2004, or we may be able to do so only on unfavorable terms.

•	We may be unable to secure permanent financing or otherwise refinance some or all of our construction loan on our office building that matures on June 1, 2004, or we may be able to do so only on unfavorable terms that may include making a material principal payment that will reduce our working capital. We expect that loan to have a principal balance of approximately $5,280,000 at its maturity.

•	We may be unable to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

•	We have approximately $28,984,000 in debt at March 31, 2004 that bears interest at variable interest rates (excluding loans on which we have synthetically fixed the interest rate), and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties. We in fact will do so if we sell five of our communities as we expect.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

     In addition, the market price of our common stock may from time to time fluctuate materially as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

     Investors should review the more detailed description of these and other possible risks contained in the “Risk Factors” section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 5 and 6 to the consolidated financial statements included in this report. Our Addison Place Phase II loan and our Veranda Chase construction loan, which had an aggregate outstanding principal balance of $39,243,000 at March 31, 2004, have synthetically fixed interest rates. When we closed each of these loans, we entered into interest rate swap agreements that synthetically fixed the interest rates. The fair value of those interest rate swap agreements at March 31, 2004 was a liability of $3,021,000 as a result of lower market interest rates compared to the synthetically fixed rates. If we hold the instrument until maturity on our Addison Place Phase II loan, as we intend, we will not pay any interest other than that stated in the loan and swap agreement. The liability recorded at March 31, 2004 will be reduced, as we perform under these instruments, as the difference between the market interest rate and the fixed rates decrease, and as these obligations mature. As described above, we have signed a definitive agreement to sell Veranda Chase and four other Atlanta apartment communities. The buyer has agreed to assume the Veranda Chase loan and the related interest rate swap agreement. If the transaction closes as anticipated, the liability for the interest rate swap agreement will be eliminated. All of our other permanent mortgage loans secured by our existing communities, with an aggregate outstanding principal balance of $71,535,000 at March 31, 2004, bear interest at fixed rates.

     The remaining long-term construction loans, which had an aggregate outstanding balance of $25,984,000 at March 31, 2004, bear interest ranging from 185 to 200 basis points over the 30-day LIBOR rate. Our lines of credit and land loan, which had an aggregate outstanding balance of $3,000,000 at March 31, 2004, have interest rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Given our interest rate swap agreements and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     We did not modify, limit, or qualify the rights of the holders of common stock during the three months ended March 31, 2004. During the three months ended March 31, 2004, we did not grant any shares of restricted stock. During the three months ended March 31, 2004, 3,839 shares of restricted stock with an original market value of $30,000 were forfeited by employees who terminated employment before vesting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the three months ended March 31, 2004.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description
31	Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Greg M. Burnett pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Current Reports on Form 8-K during the quarter ended March 31, 2004.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Greg M. Burnett
Greg M. Burnett, Chief Financial Officer
(The Registrant's Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.	Description
31	Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Greg M. Burnett pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.