Form 10-Q
period 2004-06-30
ROBERTS REALTY INVESTORS INC
filed 2004-08-12
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _____________

Commission File No. 001-13183

                    Roberts Realty Investors, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2122873
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

450 Northridge Parkway, Suite 302, Atlanta, Georgia                 30350
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, Including Area Code:    (770) 394-6000
(Telephone Number)

        Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X               No

        Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No    X

The number of outstanding shares of the registrant's Common Stock on August 6, 2004 was 5,302,642 (net of shares held in treasury).

TABLE OF CONTENTS

_________________

PART I

ITEM 1.  FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
___________________________________________________________________________________________________

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

REAL ESTATE ASSETS - At cost:
Land	$9,372	$9,372
Buildings and improvements	54,448	54,534
Furniture, fixtures and equipment	6,398	6,308

	70,218	70,214
Less accumulated depreciation	(11,471)	(10,119)

Operating real estate assets	58,747	60,095
Construction in progress and real estate under development	50,649	45,510

Net real estate assets	109,396	105,605

CASH AND CASH EQUIVALENTS	18,552	8,583

RESTRICTED CASH	151	140

DEFERRED FINANCING COSTS - Net of accumulated amortization of
$488 and $406 at June 30, 2004 and December 31, 2003, respectively	611	687

ASSETS HELD FOR SALE	-	62,363

OTHER ASSETS - Net	743	361

	$129,453	$177,739

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Mortgage notes payable	$51,737	$51,993
Construction notes payable	28,083	23,458
Land notes payable	-	3,000
Swap contract liability	1,062	1,801
Accounts payable and accrued expenses	1,495	1,066
Due to Roberts Construction (including retainage payable of $864 and $941 at
June 30, 2004 and December 31, 2003, respectively)	1,562	1,867
Security deposits and prepaid rents	160	182
Liabilities related to assets held for sale	29	61,109

Total liabilities	84,128	144,476

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	12,102	9,214

SHAREHOLDERS' EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares
issued and outstanding	-	-
Common shares, $.01 par value, 100,000,000 shares authorized, 5,653,920 and
5,585,206 shares issued at June 30, 2004 and December 31, 2003, respectively	57	56
Additional paid-in capital	26,529	26,050
Less treasury shares, at cost (362,588 shares at June 30, 2004 and
December 31, 2003)	(2,764)	(2,764)
Unamortized restricted stock compensation	(65)	(93)
Retained earnings	10,244	3,153
Accumulated other comprehensive loss	(778)	(2,353)

Total shareholders' equity	33,223	24,049

	$129,453	$177,739

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
___________________________________________________________________________________________________

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$1,777	$1,792	$3,583	$3,552
Other operating income	113	104	210	205

Total operating revenues	1,890	1,896	3,793	3,757

OPERATING EXPENSES:
Personnel	213	166	404	327
Utilities	147	100	268	211
Repairs, maintenance and landscaping	117	133	219	241
Real estate taxes	269	250	500	501
Marketing, insurance and other	166	130	306	245
General and administrative expenses	469	545	863	1,083
Depreciation of real estate assets	668	881	1,356	1,789

Total operating expenses	2,049	2,205	3,916	4,397

LOSS FROM OPERATIONS	(159)	(309)	(123)	(640)

OTHER INCOME (EXPENSE):
Interest income	54	16	76	32
Interest expense	(997)	(865)	(1,887)	(1,727)
Loss on disposal of assets	(2)	(19)	(10)	(16)
Legal settlement	340	-	340	-
Amortization of deferred financing costs	(49)	(49)	(95)	(94)

Total other expense	(654)	(917)	(1,576)	(1,805)

LOSS BEFORE MINORITY INTEREST AND GAIN ON
SALE OF REAL ESTATE ASSETS	(813)	(1,226)	(1,699)	(2,445)

MINORITY INTEREST OF UNITHOLDERS IN THE
OPERATING PARTNERSHIP	219	351	462	707

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(594)	(875)	(1,237)	(1,738)

GAIN ON SALE OF REAL ESTATE ASSETS, net of
minority interest of unitholders in the operating partnership	-	-	-	77

LOSS FROM CONTINUING OPERATIONS	(594)	(875)	(1,237)	(1,661)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
net of minority interest of unitholders in the
operating partnership (Note 4)	32,120	(47)	32,169	(148)

NET INCOME (LOSS)	$31,526	$(922)	$30,932	$(1,809)

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.11)	$(0.17)	$(0.24)	$(0.32)
Income (loss) from discontinued operations	6.09	(0.01)	6.12	(0.03)

Net income (loss)	$5.98	$(0.18)	$5.88	$(0.35)

Weighted average common shares - basic	5,274,804	5,156,163	5,256,935	5,137,012

Weighted average common shares - diluted (effect of
operating partnership units)	7,221,698	7,223,777	7,222,379	7,223,690

Cash distribution	$4.50	-	$4.50	-

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
___________________________________________________________________________________________________

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$30,932	$(1,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(32,169)	148
Minority interest of unitholders in the operating partnership	(462)	(707)
Gain on sale of real estate asset	-	(77)
Loss on disposal of assets	10	16
Depreciation and amortization	1,451	1,883
Amortization of deferred compensation	3	26
Change in assets and liabilities:
Increase in restricted cash	(11)	(3)
(Increase) decrease in other assets	(382)	54
Increase (decrease) in accounts payable and accrued expenses relating to operations	356	(20)
Decrease in security deposits and prepaid rent	(22)	(23)

Net cash used in operating activities from continuing operations	(294)	(512)

Net cash provided by operating activities from discontinued operations	1,169	2,228

Net cash provided by operating activities	875	1,716

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	46,906	381
Acquisition and construction of real estate assets	(6,485)	(6,292)

Net cash provided by (used in) investing activities	40,421	(5,911)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(513)	(575)
Payoff of land notes payable	(3,000)	(3,700)
Payment of loan costs	(19)	(70)
Proceeds from construction loans	4,625	8,003
Payment of dividends and distributions	(32,420)	-

Net cash (used in) provided by financing activities	(31,327)	3,658

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,969	(537)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,583	5,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,552	$5,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,460	$2,361

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________________________________

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 73.3% and 72.3% ownership interest at June 30, 2004 and December 31, 2003, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At June 30, 2004, Roberts Realty owned two completed multifamily apartment communities totaling 603 apartment homes (403 in the Atlanta metropolitan area and 200 in Palm Beach County, Florida); an additional 319 apartment homes were substantially completed in Charlotte, North Carolina; and a 220-unit apartment community in Atlanta was in the planning and design phase. In addition, Roberts Realty is in the final stages of construction of a 39,907 square foot commercial office building and owns a 42,090 square foot retail center under construction, along with two undeveloped commercial sites adjacent to the retail center.

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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), which are affiliates of Roberts Realty that are wholly owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty. These contracts relate to the development and construction of real estate assets. See Note 7 – Related Party Transactions.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 27.0% and 28.6% for the three months ended June 30,

2004 and 2003, respectively, and 27.2% and 28.9% for the six months ended June 30, 2004 and 2003, respectively. The minority interest of the unitholders was $12,102,000 at June 30, 2004 and $9,214,000 at December 31, 2003.

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

3.        ACQUISITIONS AND DISPOSITIONS

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty is constructing a 42,090 square foot retail center on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of its Addison Place community in Alpharetta, Georgia. Roberts Realty acquired the property on June 20, 2001 for approximately $4,470,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. Through June 30, 2004, Roberts Realty paid Roberts Construction approximately $2,883,000 for construction-related work on the property. Roberts Realty entered into a cost-plus 5% contract with Roberts Construction to complete the retail center. See Note 7 – Related Party Transactions.

On June 28, 2001, Roberts Realty purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its former Highland Park community. The purchase price was $5,376,000 including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $24,000,000. Roberts Realty paid Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty entered into a cost-plus 10% contract with Roberts Construction to build the 220 apartment units. See Note 7 – Related Party Transactions.

On June 28, 2001, Roberts Realty purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty did not pay Roberts Properties a development fee for this project. Roberts Realty entered into a fixed cost contract with Roberts Construction to construct the building shell and parking deck for $4,670,000, of which $1,616,000 was incurred at closing. Roberts Construction will perform tenant finish work at cost and will not earn a profit on the construction of the building or the parking deck. Roberts Realty occupies a portion of one floor of the building as its corporate headquarters. Roberts Realty intends to negotiate leases for the remaining space on that floor to Roberts Properties and Roberts Construction and plans to lease the other two floors to unaffiliated tenants.

On February 28, 2003, Roberts Realty received an aggregate of $381,000 in connection with the sale of land, reimbursement for land improvements and conveyances of temporary construction easements to Fulton County, Georgia for road right-of-way projects at the Addison Place community, which resulted in a gain of $77,000, net of minority interest of unitholders in the operating partnership.

On August 6, 2003, Roberts Realty sold its Highland Park community for $17,988,000, resulting in a gain of approximately $6,070,000, net of minority interest of $2,432,000. Net sales proceeds were approximately $6,932,000 after deduction of $9,930,000 for the mortgage note payable, which was assumed by the buyer, closing costs and prorations totaling $227,000, and a partnership profits interest of $899,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

On June 2, 2004, Roberts Realty sold five of its Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per apartment unit, resulting in a gain of approximately $32,411,000. Net sales proceeds were approximately $46,906,000, or $6.49 per share/unit, after deduction of:

(a)	$58,802,000 for the mortgage note payable assumed by the buyer,

(b)	closing costs and prorations totaling $260,000, and

(c)	a partnership profits interest distribution of $3,182,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

4.        DISCONTINUED OPERATIONS

For the three and six months ended June 30, 2004 and 2003, income from discontinued operations relates to (a) the 188-unit Highland Park community that Roberts Realty sold on August 6, 2003; and (b) the five apartment communities totaling 1,091 units that Roberts Realty sold on June 2, 2004. The tables on the following pages provide information regarding these discontinued operations.

The following table summarizes information for the six apartment communities as of June 30, 2004 and December 31, 2003 (dollars in thousands, unaudited):

	June 30,	December 31,
	2004	2003

Land	$-	$11,039
Buildings and improvements	-	64,160
Furniture, fixtures and equipment	-	7,140

	-	82,339
Less accumulated depreciation	-	(20,752)

Operating real estate assets	-	61,587

Restricted cash	-	203
Deferred financing costs, net of accumulated amortization	-	458
Other assets	-	115

Assets held for sale	$-	$62,363

Mortgage notes payable	$-	$42,060
Construction notes payable	-	17,000
Swap contract liability	-	1,454
Accounts payable and accrued expenses	29	305
Due to Roberts Construction	-	11
Security deposits and prepaid rents	-	279

Liabilities related to assets held for sale	$29	$61,109

The following table summarizes revenue and expense information for the six communities for the three and six month periods ended June 30, 2004 and 2003 (dollars in thousands, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Rental operations	$1,893	$3,163	$4,683	$6,250
Other operating income	157	201	351	406

Total operating revenues	2,050	3,364	5,034	6,656

OPERATING EXPENSES:
Personnel	247	334	579	685
Utilities	122	203	304	410
Repairs, maintenance and landscaping	180	231	363	397
Real estate taxes	173	316	435	632
Marketing, insurance and other	124	177	279	354
Depreciation of real estate assets	507	941	1,262	1,918

Total operating expenses	1,353	2,202	3,222	4,396

INCOME FROM OPERATIONS	697	1,162	1,812	2,260

OTHER EXPENSES	(1,096)	(1,228)	(2,144)	(2,468)

LOSS BEFORE MINORITY INTEREST AND GAIN
ON SALE OF REAL ESTATE ASSETS	(399)	(66)	(332)	(208)

MINORITY INTEREST OF UNITHOLDERS IN THE
OPERATING PARTNERSHIP	108	19	90	60

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(291)	(47)	(242)	(148)

GAIN ON SALE OF REAL ESTATE ASSETS, net of minority
interest of unitholders in the operating partnership	32,411	-	32,411	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$32,120	$(47)	$32,169	$(148)

5.        NOTES PAYABLE

Roberts Realty has three types of debt: an unsecured line of credit; mortgage notes secured by some of its apartment communities; and construction/permanent loans secured by other apartment communities and properties. These loans are summarized below.

Line of Credit. Roberts Realty has a $2,000,000 unsecured line of credit, which expires August 1, 2005. At June 30, 2004, there were no borrowings under this line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at June 30, 2004 and December 31, 2003 were as follows:

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	6/30/04	6/30/04	12/31/03

Addison Place - Phase I	11/15/09	6.95%	$9,117,000	$9,177,000
Addison Place - Phase II (1)	05/10/05	8.62%	22,208,000	22,282,000
St. Andrews at the Polo Club	12/01/11	6.95%	20,412,000	20,534,000

			$51,737,000	$51,993,000

__________

(1) The interest rate on this loan has been synthetically fixed at the rate shown. See Note 6.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. At June 30, 2004, $4,208,000 was drawn on the loan, and Roberts Realty expects that it will have a $4,530,000 principal balance at maturity.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan is secured by the land and improvements and matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, interest will be payable monthly on the same basis but principal will also be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0%. At June 30, 2004, $19,789,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At June 30, 2004, $4,086,000 was drawn on the loan.

Interest capitalized was $200,000 and $291,000 for the three months ended June 30, 2004 and 2003, respectively, and $527,000 and $625,000 for the six months ended June 30, 2004 and 2003, respectively.

Real estate assets having a combined depreciated cost of $58,709,000 served as collateral for the outstanding mortgage debt at June 30, 2004.

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

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty has entered into an interest rate swap agreement to fix the interest rate on its Addison Place – Phase II mortgage loan (see Note 5 – Notes Payable). The swap agreement expires May 10, 2005. The swap agreement has been designated as a cash flow hedge and, accordingly, is recorded at fair value in the consolidated balance sheets, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. Any ineffective portion of cash flow hedges are recognized immediately in earnings. Roberts Realty intends to hold the interest rate swap arrangement and related debt agreement for the Addison Place – Phase II mortgage loan until maturity. In the event the interest rate swap agreement is terminated, Roberts Realty would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings.

At December 31, 2003, the liability relating to the estimated fair value of the swap was $3,255,000, which, together with the estimated fair value of the Veranda Chase swap, resulted in a decrease in shareholders’ equity of $2,353,000 (accumulated other comprehensive income), net of minority interest of $902,000. On June 2, 2004, when Roberts Realty sold the Veranda Chase community, the buyer assumed the mortgage debt along with the related swap agreement.

At June 30, 2004, Roberts Realty recorded a liability of $1,062,000 relating to the estimated fair value of the Addison Place – Phase II swap because of lower market interest rates. This resulted in a decrease in shareholders’ equity of $778,000 (accumulated other comprehensive income), net of minority interest of $284,000. If Roberts Realty holds this instrument until maturity, it will not pay any interest other than that stated in the loan and swap agreement. The liability recorded at June 30, 2004 will be reduced as Roberts Realty performs under this instrument, as the difference between the market interest rate and the fixed rate decreases, and as the obligation matures.

7.        RELATED PARTY TRANSACTIONS

Roberts Realty has engaged the Roberts Companies, which are owned by Mr. Charles S. Roberts, its Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. Roberts Construction is the general contractor of Roberts Realty’s Charlotte community and will oversee the completion of its construction. Roberts Construction began construction on the Addison Place retail center and the corporate office building before Roberts Realty purchased these properties, and Roberts Realty has retained Roberts Construction to finish construction. Roberts Realty retained Roberts Properties to develop the Northridge community and entered into a cost-plus 10% contract with Roberts Construction to build the 220 apartment units.

Roberts Construction constructed Addison Place – Phase II under a cost plus 10% contract and is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Place retail center. Also in 2001, Roberts Realty entered into a fixed price contract with Roberts Construction related to the construction of the Northridge office building. At June

30, 2004, the remaining commitments under construction contracts were $3,903,000 as summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment

Addison Place retail center	$3,726,000	$2,927,000	$799,000
Northridge Office Building	6,084,000	5,372,000	712,000
Charlotte	23,193,000	20,830,000	2,363,000
Addison Place - Phase II	21,876,000	21,847,000	29,000

	$54,879,000	$50,976,000	$3,903,000

Roberts Realty plans to fund the remaining contractual commitments for the Addison Place retail center and Charlotte community from the remaining amounts available to be borrowed under the construction loans secured by those properties. Roberts Realty plans to fund the remaining contractual commitments for the Northridge office building from the remaining amount available to be borrowed under the construction loan secured by this property and from working capital. Roberts Realty plans to fund the remaining contractual commitment for Addison Place – Phase II from working capital.

At June 30, 2004 and December 31, 2003, the amounts due to Roberts Construction are summarized in the following table:

	June 30,	December 31,
	2004	2003

Addison Place retail center	$129,000	$95,000
Northridge community	-	4,000
Northridge office building	245,000	251,000
Charlotte	1,188,000	1,517,000
Veranda Chase	-	11,000

Total	$1,562,000	$1,878,000

8.        COMMITMENTS AND CONTINGENCIES

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the outcome of such matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2004.

On May 6, 2004, Roberts Realty obtained a $21,000,000 loan commitment from the Federal Home Loan Mortgage Corporation (Freddie Mac) to refinance the 285-unit second phase of the company’s Addison Place apartment community. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.35%. Roberts Realty expects to close the new loan when the existing $22,200,000 loan matures in May 2005.

See Note 7 for information about commitments under construction contracts with Roberts Construction.

9.        SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended June 30, 2004 and 2003, 40,763 and 33,372 partnership units, respectively, were exchanged for an equal number of shares. During the six months ended June 30, 2004 and 2003, 71,877 and 71,697 partnership units, respectively, were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the three months ended June 30, 2004 and 2003, Roberts Realty granted 1,390 and 483 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $10,000 and $3,000, respectively. During the six months ended June 30, 2004 and 2003, Roberts Realty granted 1,390 and 1,310 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $10,000 and $8,000, respectively. These transactions have been recorded as unamortized deferred compensation and are shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period. During the six months ended June 30, 2004 and 2003, employees who terminated employment before vesting forfeited 4,553 and 3,980 shares, respectively, of restricted stock with original market values of $35,000 and $30,000, respectively.

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

On June 18, 2004, Roberts Realty paid a special distribution of $4.50 per share/unit to shareholders/unitholders in the operating partnership of record on June 14, 2004.

Earnings Per Share. Reconciliations of net loss to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed in the following table (dollars in thousands, unaudited).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net income (loss) - basic	$31,526	$(922)	$30,932	$(1,809)
Minority interest of unitholders in the operating
partnership in income (loss)	11,660	(369)	11,435	(735)

Net income (loss) - diluted	$43,186	$(1,291)	$42,367	$(2,544)

Weighted average shares - basic	5,274,804	5,156,163	5,256,935	5,137,012
Dilutive securities - weighted average units	1,946,894	2,067,614	1,965,444	2,086,678

Weighted average shares - diluted (effect of operating
partnership units)	7,221,698	7,223,777	7,222,379	7,223,690

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and Florida and is constructing a community in North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 100% of Roberts Realty’s total revenues for each of the three and six months ended June 30, 2004 and 2003.

Roberts Realty is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building located adjacent to its Northridge apartment land. At June 30, 2004, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

11.      COMPREHENSIVE LOSS

Roberts Realty’s comprehensive loss, which consists of net loss and the change in the fair value of the swap contract payable, is calculated as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$31,526	$(922)	$30,932	$(1,809)
Change in the fair value of the swap contract payable,
net of minority interest	1,418	40	1,575	172

Total comprehensive income (loss)	$32,944	$(882)	$32,507	$(1,637)

12.      SUBSEQUENT EVENTS

Sale of St Andrews at the Polo Club. On July 29, 2004, Roberts Realty sold its St. Andrews at the Polo Club community in Palm Beach County, Florida to an unrelated third party for $36,000,000, resulting in a gain of approximately $8,300,000, net of minority interest of $3,000,000. Net sales proceeds were approximately $15,115,000 after deduction of:

(a) $20,412,000 for the mortgage note payable assumed by the buyer, and

(b) closing costs and pro-rations totaling $473,000.

Roberts Realty intends to reinvest the proceeds in other properties through a Section 1031 tax-deferred exchange, which will permit its shareholders to defer paying the tax they would otherwise incur on the gain.

Commitment to Refinance Charlotte Apartment Community. On July 15, 2004, Roberts Realty obtained a $23,000,000 loan commitment from the Federal Home Loan Mortgage Corporation (Freddie Mac) to refinance its 319-unit apartment community in Charlotte. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.06%. Roberts Realty expects to close the new loan in July 2005.

Amendment to Articles of Incorporation. Roberts Realty amended its articles of incorporation on July 22, 2004 following the approval of the proposed amendment at its annual meeting of shareholders on July 21, 2004. The amendment (a) increased the stock ownership limitation of Charles S. Roberts, the company’s Chairman of the Board of Directors, President and Chief Executive Officer, from 25% to 35% of the outstanding shares of common stock, and (b) decreased the stock ownership limitation for all other shareholders of the company from 6% to 3.7% of the outstanding shares of common stock.

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

Sales of Six Apartment Communities

      Sale of Five Apartment Communities to Colonial Properties Trust on June 2, 2004

        On June 2, 2004, we sold five of our Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per apartment unit, resulting in a gain of approximately $32,411,000. Net sales proceeds were approximately $46,906,000, or $6.49 per share/unit, after deduction of:

(a)	$58,802,000 for the mortgage note payable assumed by the buyer, and

(b)	closing costs and prorations totaling $260,000, and

(c)	a partnership profits interest distribution of $3,182,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

        On June 18, 2004, we paid a distribution of $4.50 per share to shareholders and unitholders of record on June 14, 2004. We have retained $14,407,000 of the net proceeds, or $1.99 per share/unit, for the purchase and development of other communities and for working capital.

        Sale of St. Andrews at the Polo Club on July 29, 2004

        On July 29, 2004, we sold our St. Andrews at the Polo Club community in Palm Beach County, Florida to an unrelated third party for $36,000,000, resulting in a gain of approximately $8,300,000, net of minority interest of $3,000,000. Net sales proceeds were approximately $15,115,000 after deduction of:

(a)	$20,412,000 for the mortgage note payable assumed by the buyer, and

(b)	closing costs and prorations totaling $473,000.

        We intend to reinvest the net proceeds of the sale of St. Andrews at the Polo Club in other properties through a Section 1031 tax-deferred exchange, which will permit our shareholders to defer paying the tax they would otherwise incur on the gain.

      Substantial Effect on Future Operating Results

        In light of the sale of five communities to Colonial during June 2004, we have accounted for the operations of those communities as discontinued operations for the three and six months ended June 30, 2004 and 2003. Because we sold St. Andrews at the Polo Club after the end of the quarter, its operations are not yet accounted for as discontinued operations, although they will be accounted for in that manner in our report for the quarter ended September 30, 2004. Accordingly, the analysis and discussion in this Item 2 focuses on the continuing operations of our remaining properties. Although our overall financial results for the first six months of 2004 reflect our ownership of the five communities for five of the six months, investors should take the sale of those communities, and the subsequent sale of St. Andrews at the Polo Club, into account in reviewing this report. For more detail regarding the effects of these sales, see (a) Anticipated Effects of Sale of Six Apartment Communities on our Future Results of Operations, and (b) Liquidity and Capital Resources below. Our financial results for the quarter ended June 30, 2004 and other prior periods reflect our ownership of these six apartment communities, and the results of operations of those apartment communities are material to the overall results reflected and discussed in this report.

Overview

        We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties. As of August 8, 2004, we own a 73.4% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

        As of August 8, 2004, we own:

o	one existing 403-unit multifamily apartment community in Alpharetta, Georgia that is stabilized;

o	one 319-unit apartment community under construction in Charlotte;

o	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community);

o	a 42,090 square foot retail center currently under construction (referred to in this report as the Addison Place Shops);

o	two undeveloped commercial sites adjacent to the retail center; and

o	a 39,907 square foot office building under construction, a part of which we occupy as our corporate office building.

        Construction of our Charlotte community is substantially complete. We began leasing activity at our Charlotte community in March 2004 and as of August 8, 2004 the community is 20.1% leased. We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of August 8, 2004, our stabilized community, Addison Place, had a physical occupancy rate of 96.0%.

        We are constructing Addison Place Shops, a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community in Alpharetta, Georgia. We expect to complete construction in the fourth quarter of 2004. We are in the final stages of constructing an office building on Northridge Parkway in North Fulton County, Georgia. We occupy a portion of one floor of the building as our corporate headquarters; and we intend to negotiate leases for the remaining space on that floor to Roberts Properties and Roberts

Construction and plan to lease the other two floors to unaffiliated tenants. We are in the planning and design phase of the Northridge community.

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

        We have paid no regular quarterly dividends since the third quarter of 2001. We presently intend not to resume paying regular quarterly dividends. Instead, we anticipate paying distributions from time to time out of the proceeds of property sales as we have done in 2003 and 2004. We may, however, reinvest the net proceeds of any property sale in other properties through a Section 1031 tax-deferred exchange, which will permit our shareholders to defer paying the tax they would otherwise incur on the gain of the sale. We intend to reinvest the net sale proceeds of the sale of our St. Andrews at the Polo Club community in that manner.

        We are close to completion of construction of three properties, and we have one property in the planning and design phase. In total, these four new properties required an investment of approximately $17.0 million of our equity that is currently producing very little cash flow. As we complete and lease up the properties that are currently under construction and development, we will begin to generate cash flow from operations from these properties. Until there is a sustained and broad-based economic recovery resulting in positive job growth, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower rents.

        We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction constructed our Addison Place community and is the general contractor of our Charlotte community, where it oversees the completion of its construction. Roberts Construction began construction on the Addison Place Shops and the corporate office building before we purchased these properties, and we have retained Roberts Construction to finish construction. We retained Roberts Properties to develop our Northridge community and we entered into a cost-plus 10% contract with Roberts Construction to build the 220 apartment units.

Results of Operations

        The comparisons below do not include the results of our discontinued operations that are reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets and as income from discontinued operations in the accompanying consolidated statements of operations. The comparisons do include the results of operations of our St. Andrews at the Polo Club community which we sold on July 29, 2004.

     Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

        For the three months ended June 30, 2004, we recorded a net loss from continuing operations of ($594,000), or ($0.11) per share, compared to a net loss from continuing operations of ($875,000), or ($0.17) per share, for the three months ended June 30, 2003. Our results include:

(a)	a legal settlement in April 2004, which generated $340,000 of other income;

(b)	a $203,000 decrease in depreciation expense due primarily to the aging of furniture, fixtures and equipment at Addison Place and St. Andrews at the Polo Club; and

(c)	a $76,000 decrease in general and administrative expenses due primarily to lower legal fees and recruiting costs;

partially offset by:

(d)	a $133,000 increase in property operating expenses due primarily to our Charlotte community, which began leasing activity in March 2004; and

(e)	a $132,000 increase in interest expense due primarily to a decrease in capitalized interest associated with our Charlotte community.

        The operating performance for our three apartment communities as of June 30, 2004 – Addison Place, St. Andrews at the Polo Club and our Charlotte community – is summarized in the following table:

	Three Months Ended
	June 30,
			Percentage
	2004	2003	Change
Total operating revenues	$1,890,000	$1,896,000	(0.3%)
Property operating expenses (1)	(912,000)	(779,000)	17.1%
General and administrative expenses	(469,000)	(545,000)	(13.9%)
Depreciation of real estate assets	(668,000)	(881,000)	(24.2%)

Income from operations	$(159,000)	$(309,000)	48.5%
Average stabilized occupancy (2)	88.8%	87.2%	1.6%
_______________

(1)	In this report, the term “property operating expenses” include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized properties, Addison Place and St. Andrews at the Polo Club, calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

        Two of our communities (Addison Place and St. Andrews at the Polo Club) were fully stabilized during both the three-month periods ended June 30, 2004 and 2003. Our same-property operating revenues decreased by $56,000, or 2.9%, from $1,892,000 for the three months ended June 30, 2003 to $1,836,000 for the three months ended June 30, 2004. Our same-property operating expenses decreased by $10,000, or 1.3%, from $763,000 for the three months ended June 30, 2003 to $753,000 for the three months ended June 30, 2004. Stabilized occupancy for our same-property communities was 88.8% for the three months ended June 30, 2004 compared to 87.2% for the three months ended June 30, 2003.

        The following discussion compares our statements of operations for the three months ended June 30, 2004 and 2003.

        Total operating revenues decreased $6,000, or 0.3%, from $1,896,000 for the three months ended June 30, 2003 to $1,890,000 for the three months ended June 30, 2004. The decrease in operating revenues is due primarily to the following:

(a)	a decrease in operating revenues of $77,000 from St. Andrews at the Polo Club, due primarily to higher rent concessions and lower occupancy;

partially offset by:

(b)	a $71,000 increase in operating revenues primarily from our Charlotte community, which began leasing activity in March 2004.

        Property operating expenses for all of our communities increased $133,000, or 17.1%, from $779,000 for the three months ended June 30, 2003 to $912,000 for the three months ended June 30, 2004. The increase is due primarily to our Charlotte community, which began leasing activity in March 2004.

        General and administrative expenses decreased $76,000, or 13.9%, from $545,000 for the three months ended June 30, 2003 to $469,000 for the three months ended June 30, 2004. These expenses include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees and other costs. The decrease resulted primarily from lower legal fees and recruiting costs.

        Depreciation expense decreased $203,000, or 23.0%, from $881,000 for the three months ended June 30, 2003 to $668,000 for the three months ended June 30, 2004. The decrease is due primarily to the aging of furniture, fixtures and equipment at Addison Place and St. Andrews at the Polo Club.

        Interest expense increased $132,000, or 15.3%, from $865,000 for the three months ended June 30, 2003 to $997,000 for the three months ended June 30, 2004, due primarily to a decrease in capitalized interest associated with our Charlotte community.

        Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

        For the six months ended June 30, 2004, we recorded a loss from continuing operations of ($1,237,000), or ($0.24) per share, compared to a loss from continuing operations of ($1,661,000), or ($0.32) per share, for the six months ended June 30, 2003. Our results include:

(a)	a $433,000 decrease in depreciation expense due primarily to the aging of furniture, fixtures and equipment at Addison Place and St. Andrews at the Polo Club;

(b)	a legal settlement in April 2004, which generated $340,000 of other income; and

(c)	a $220,000 decrease in general and administrative expenses due primarily to lower legal fees, recruiting costs and salaries;

        partially offset by:

(d)	a $172,000 increase in property operating expenses due primarily to our Charlotte community, which began leasing activity in March 2004; and

(e)	a $160,000 increase in interest expense due primarily to lower capitalized interest related to our Charlotte community.

        The operating performance for our three apartment communities as of June 30, 2004 – Addison Place, St. Andrews at the Polo Club and our Charlotte community – is summarized in the following table:

	Six Months Ended
	June 30,
			Percentage
	2004	2003	Change
Total operating revenues	$3,793,000	$3,757,000	1.0%
Property operating expenses (1)	(1,697,000)	(1,525,000)	11.3%
General and administrative expenses	(863,000)	(1,083,000)	(20.	3%)
Depreciation of real estate assets	(1,356,000)	(1,789,000)	(24.	2%)

Income from operations	$(123,000)	$(640,000)	80.8%
Average stabilized occupancy (2)	89.4%	85.4%	4.0%
_______________
(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing, and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized properties, Addison Place and St. Andrews at the Polo Club, calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

        Two of our communities (Addison Place and St. Andrews at the Polo Club) were fully stabilized during both the six-month periods ended June 30, 2004 and 2003. Our same-property operating revenues decreased by $19,000, or 0.5%, from $3,751,000 for the six months ended June 30, 2003 to $3,732,000 for the six months ended June 30, 2004. Our same-property operating expenses increased slightly by $2,000, from $1,499,000 for the six months ended June 30, 2003 to $1,501,000 for the six months ended June 30, 2004. Stabilized occupancy for our same-property communities was 89.4% for the six months ended June 30, 2004 compared to 85.4% for the six months ended June 30, 2003.

        The following discussion compares our statements of operations for the six months ended June 30, 2004 and 2003.

        Total operating revenues increased $36,000, or 1.0%, from $3,757,000 for the six months ended June 30, 2003 to $3,793,000 for the six months ended June 30, 2004. The increase in operating revenues is due primarily to the following:

(a)	a $168,000 increase in operating revenues from our Charlotte community, which began leasing activity in March 2004 and from higher occupancy at Addison Place;

partially offset by:

(b)	a decrease in operating revenues of $137,000 from St. Andrews at the Polo Club, due primarily to higher rent concessions and lower occupancy.

        Property operating expenses increased $172,000, or 11.3%, from $1,525,000 for the six months ended June 30, 2003 to $1,697,000 for the six months ended June 30, 2004. The increase is due primarily to our Charlotte community, which began leasing activity in March 2004.

        General and administrative expenses decreased $220,000, or 20.3%, from $1,083,000 for the six months ended June 30, 2003 to $863,000 for the six months ended June 30, 2004, as a result of lower legal fees, salaries and recruiting costs. General and administrative expenses include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees and other costs.

        Depreciation expense decreased $433,000, or 24.2%, from $1,789,000 for the six months ended June 30, 2003 to $1,356,000 for the six months ended June 30, 2004. The decrease is due primarily to the aging of furniture, fixtures and equipment at Addison Place and St. Andrews at the Polo Club.

        Interest expense increased $160,000, or 9.3%, from $1,727,000 for the six months ended June 30, 2003 to $1,887,000 for the six months ended June 30, 2004, due primarily to lower capitalized interest related to our Charlotte community.

      Anticipated Effects of Sale of Six Apartment Communities on our Future Results of Operations

        As described above, in June and July 2004 we sold five Atlanta apartment communities and our only Florida community. Those communities are Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, Veranda Chase and St. Andrews at the Polo Club. These sales will affect our future results of operations generally as follows:

Reduced Revenues. Revenues for the six apartment communities were $14.3 million for 2003, or approximately 69.9% of our revenue. Accordingly, our revenues will be materially lower in the remainder of 2004 and future years than in 2003. We note, however, that our Charlotte property has begun to generate revenues as it is leasing up.

Reduced Income from Operations. Income from operations provided by the six apartment communities was $3.5 million for 2003, or approximately 124.1% of our total income from operations. Accordingly, we expect our income from operations will be materially lower in the remainder of 2004 and future years than in 2003.

Reduction in Number of Employees and Associated Costs. Our number of employees has decreased from approximately 44 to approximately 16, and our related costs will decrease materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses will be materially less than the percentage of our revenues represented by the communities we have sold.

Liquidity and Capital Resources

      Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

        Cash and cash equivalents increased $9,969,000 during the six months ended June 30, 2004 compared to a decrease of $537,000 during the six months ended June 30, 2003. The change is due to an increase in cash provided by investing activities of $46,332,000 partially offset by an increase in cash used in financing activities of $34,985,000 and a decrease in cash provided by operating activities of $841,000.

        A primary source of our liquidity is cash flow from operations. The number of apartment homes, rental rates and operating expenses for those apartment homes has historically determined operating cash flows. Net cash provided by operating activities decreased $841,000 from $1,716,000 during the six months ended June 30, 2003 to $875,000 during the six months ended June 30, 2004. This decrease is attributable to the following:

(a)	a decrease of $1,059,000 in cash provided by operating activities from discontinued operations resulting from the sale of five apartment communities on June 2, 2004; and

(b)	the payment of a $420,000 loan commitment fee relating to the refinancing commitment of Addison Place Phase II;

partially offset by:

(c)	the payment of 2002 real estate taxes for our St. Andrews at the Polo Club community during the first quarter 2003.

Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

        On August 27, 2003, we paid a special distribution of $0.55 per share/unit to shareholders/unitholders of record on August 18, 2003. We paid this special distribution from the profit generated by the sale of our 188-unit Highland Park community. On June 18, 2004, Roberts Realty paid a special distribution of $4.50 per share/unit to shareholders/unitholders of record on June 14, 2004. We paid this distribution from the profits generated by the sale of five apartment communities to Colonial Properties Trust. Previously, we have paid no regular quarterly dividends since the third quarter of 2001. We cannot predict when, or whether, we will resume paying regular quarterly dividends.

        We are completing three properties under construction, and we have one property in the planning and design phase. In total, these four new properties required an investment of approximately $17.0 million of our equity that is currently producing minimal cash flow. As we complete and lease up the properties that are currently under construction and development, we will begin to generate cash flow from operations from these properties. Until there is a sustained and broad-based economic recovery resulting in positive job growth, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower rents.

        Net cash provided by investing activities increased $46,332,000 from $(5,911,000) during the six months ended June 30, 2003 to $40,421,000 during the six months ended June 30, 2004. This increase is attributable to the following:

(a)	net cash proceeds of $46,906,000 from the sale of Bradford Creek, Plantation Trace, Preston Oaks, River Oaks and Veranda Chase in June 2004; and

(b)	increased spending on construction during 2004 of $193,000;

partially offset by:

(c)	net cash proceeds of $381,000 from the sale of land and reimbursement for land improvements for right-of-way projects at the Addison Place community in February 2003.

        Net cash used in financing activities increased $34,985,000 from $(3,658,000) during the six months ended June 30, 2003 to $31,327,000 during the six months ended June 30, 2004. The increase is due primarily to the following:

(a)	payment of $32,420,000 in special distributions during June 2004;

(b)	a $2,492,000 decrease in construction loan borrowings for our Addison Place Shops;

(c)	a $911,000 decrease in construction loan borrowings for our Veranda Chase community; and

(d)	a $111,000 decrease in construction loan borrowings for our Charlotte community;

partially offset by:

(e)	a $3,000,000 payoff of a land loan in the second quarter 2004 compared to the $3,700,000 payoff of a land loan in the second quarter 2003; and

(f)	a $136,000 increase in construction loan borrowings for the corporate office building.

      Debt Summary

        The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at June 30, 2004 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. The table excludes the loan secured by our St. Andrews at the Polo Club community, because we sold the community on July 29, 2004.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity, and excluding St. Andrews at the Polo Club)
June 30, 2004

		Interest	Interest	Maturity	Balance at	Monthly	Current
	Lender	Terms	Rate	Date	Maturity	Payment	Balance

Addison Place	Wachovia	Fixed-rate	8.62	05/10/05	$22,071,000	$174,923	$22,208,000
Phase II(1)(2)	Bank	const/perm

Northridge Office	Bank of	LIBOR plus	3.75	05/28/05	4,530,000	Interest only	4,208,000
Building(3)(4)	North Georgia	200 b.p.

Revolving $2 million	Compass	LIBOR plus	3.75	08/01/05	0	Interest only	0
credit line(3)	Bank	175 b.p.

Addison Place Shops(3)(4)	Compass	LIBOR plus	3.50	04/30/06	6,500,000	Interest only	4,086,000
	Bank	185 b.p.

Charlotte(3)(4)(5)	AmSouth	LIBOR plus	3.37	03/10/08	19,642,000	Interest only	19,789,000
	Bank	200 b.p.

Addison Place Phase I(6)	Prudential	Fixed-rate	6.95	11/15/09	8,387,000	$62,885	9,117,000
	Life	permanent

Totals					$61,130,000		$59,408,000

(1)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Remaining principal payments on the loan are scheduled as follows: 2004 — $78,000; 2005 — $59,000, plus the balloon payment due of $22,071,000.

(2)	On May 6, 2004, Roberts Realty obtained a $21,000,000 loan commitment from Freddie Mac to refinance Addison Place Phase II. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.35%. We expect to close the new loan upon the maturity of the existing loan in May 2005.

(3)	The interest rate shown for variable-rate debt is as of June 30, 2004. The revolving $2 million credit line with Compass Bank and the construction loan on the office building with Bank of North Georgia have an interest rate floor of 3.75%. The construction loan on the Addison Place Shops with Compass Bank has an interest rate floor of 3.50%.

(4)	The construction loans for Charlotte and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and required principal payments are made prior to maturity.

(5)	On July 15, 2004, Roberts Realty obtained a $23,000,000 loan commitment from Freddie Mac to refinance Charlotte. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.06%. The loan is expected to close in July 2005.

(6)	The loan secured by Addison Place Phase I may be prepaid upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. The loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

      Debt Maturities

        Our existing loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2005 to 2009 as summarized below. The table excludes the loan secured by our St. Andrews at the Polo Club community, which we sold on July 29, 2004:

Debt Maturity Schedule:

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties

2005	$26,601,000	Addison Place Phase II (1), Northridge Office Building
2006	6,500,000	Addison Place Shops
2007	0
2008	19,642,000	Charlotte (2)
2009	8,387,000	Addison Place Phase I

Total	$61,130,000

(1)	On May 6, 2004, we obtained a $21,000,000 loan commitment from the Federal Home Loan Mortgage Corporation (Freddie Mac) to refinance Addison Place Phase II. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.35%. We expect to close the new loan upon the maturity of the existing loan in May 2005.

(2)	On July 15, 2004, we obtained a $23,000,000 loan commitment from Freddie Mac to refinance our apartment community in Charlotte. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.06%. We expect to close the new loan in July 2005.

      Short-Term Debt

        We have a $2,000,000 unsecured line of credit, which expires August 1, 2005, to provide funds for short-term working capital purposes. At June 30, 2004, there were no borrowings under this line of credit.

        On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. At June 30, 2004, $4,208,000 was drawn on the loan, and we anticipate that it will have a $4,530,000 principal balance at maturity.

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

        Roberts Construction constructed Addison Place – Phase II under a cost plus 10% contract and is constructing the Charlotte apartment community under a cost plus 10% arrangement. In 2001, we entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Place Shops. Also in 2001, we entered into a fixed price contract with Roberts Construction related to the construction of the Northridge office building. At June 30, 2004, the remaining commitments under construction contracts were $3,903,000, as summarized in the following table:

	Actual/Estimated		Estimated
	Total		Remaining
	Contract	Amount	Contractual
	Amount	Incurred	Commitment

Addison Place Shops	$3,726,000	$2,927,000	$799,000
Northridge Office Building	6,084,000	5,372,000	712,000
Charlotte	23,193,000	20,830,000	2,363,000
Addison Place - Phase II	21,876,000	21,847,000	29,000

	$54,879,000	$50,976,000	$3,903,000

        We plan to fund the remaining contractual commitments for the Addison Place Shops and Charlotte community from the remaining amounts available to be borrowed under the construction loans secured by those properties. We plan to fund the remaining contractual commitments for the Northridge office building from the remaining amount available to be borrowed under the construction loan secured by this property and from working capital. We plan to fund the remaining contractual commitment for Addison Place – Phase II from working capital.

      Settlement of Lawsuit

        On April 8, 2004, we settled a lawsuit we filed against an architectural firm hired to work on our Addison Place–Phase II and Charlotte properties. We received proceeds of $500,000 as a result of the settlement and were required to pay $120,000 to the defendant for use of their architectural plans. The $120,000 represents amounts the defendants previously billed us but we had not paid because of this business dispute.

      Anticipated Effects of Sale of Six Apartment Communities on our Liquidity and Capital Resources

        As described above, we sold six apartment communities in June and July 2004. We anticipate that our future liquidity and capital resources will be generally affected as follows:

Net Cash Provided by Operating Activities from Continuing Operations. A significant portion of the net cash provided by operating activities from continuing operations has in the past been provided by the six apartment communities that we recently sold. Accordingly, we expect net cash provided by operating activities from continuing operations to be materially lower in the remainder of 2004 and future years than in 2003.

Reduced Revenue. Revenues for the six apartment communities were $14.3 million for 2003, or approximately 69.9% of our revenue. Accordingly, we expect our revenues to be materially lower in the remainder of 2004 and future years than in 2003.

Reduced Mortgage Notes Payable. As a result of the sale of six communities, we have reduced our mortgage debt (and associated interest rate swap agreement for the Veranda Chase loan) by a total of $79.2 million.

Reduced Monthly Mortgage Payments. Monthly mortgage payments for the six apartment communities were $514,000, or 62.0%, of our total monthly mortgage payments for May 2004, the last month during which we owned all six communities. Our monthly mortgage payments have been reduced by this amount.

Reduced Interest Expense. Interest expense for the six apartment communities was $5.6 million, or 69.9%, of our interest for 2003. Accordingly, our interest expense will be materially lower in 2004 than in 2003.

        Other than as described above, we anticipate that aggregate property rental and other operating revenues will be adequate to provide short-term (12 months) liquidity for the payment of direct rental operating expenses, interest and scheduled amortization of principal on related mortgage notes payable. We intend to meet our other short-term liquidity requirements, including improvements and renovations at existing communities, generally through our net cash provided by operations. If cash provided by operations is not sufficient, we intend to curtail improvement and renovation activities or use cash reserves. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary from the sale of properties.

Stock Repurchase Plan

        Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2002, 2003 or during the six months ended June 30, 2004. Although we have not formally discontinued the stock repurchase program, we presently intend not to resume the repurchase of additional shares of our outstanding common stock.

Inflation

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$31,526	$(922)	$30,932	$(1,809)
Minority interest of unitholders - continuing operations	(219)	(351)	(462)	(707)
Minority interest of unitholders - discontinued operations	11,879	(19)	11,897	(60)
Loss on disposal of assets	2	19	10	16
Gain on sale of real estate assets	--	--	(77)	(77)
Gain on sale of 5 apartment communities	(44,387)	--	(44,387)	--
Depreciation expense - continuing operations	668	881	1,356	1,789
Depreciation expense - discontinued operations	507	941	1,262	1,918

Funds from operations	$(24)	$549	$531	$1,070

Weighted average shares and units outstanding during
the period	7,221,698	7,223,777	7,222,379	7,223,690

Contractual Obligations – Substantial Reduction in Long-Term Debt Obligations

        Our sales of six apartment communities as disclosed elsewhere in this report have substantially reduced our long-term debt obligations from those reported in our annual report on Form 10-K for the year ended December 31, 2003. The following table presents our long-term debt obligations by the period the payments are due, calculated from June 30, 2004 and excluding the long-term debt secured by the St. Andrews at the Polo Club, which we sold on July 29, 2004 (dollars in thousands, unaudited):

Payments due by period

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Long-Term Debt Obligations (1)	$59,408	$26,656	$5,357	$18,999	$8,396

____________________
(1)      See Debt Summary Schedule above for a detailed description of our long-term debt obligations.

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

        We capitalize direct costs associated with the development and construction of our apartment communities. We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” for our real estate assets. During the development and construction of a new apartment community, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the community becomes substantially complete and the apartment homes become available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as a community transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the apartments available for occupancy, and what rent levels we achieve at the community. The leasing absorption of our communities in lease-up has been slowed as a result of the weakness in the national economy, particularly in our primary market of Atlanta. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

      Asset Impairment Evaluation

        We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At June 30, 2004, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

      Derivatives and Hedging Activities

        We generally enter into fixed rate debt instruments. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into an interest rate swap agreement to fix the variable interest rate on our $22,500,000 Addison Place Phase II permanent loan.

        Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Our swap agreement has been designated as a cash flow hedge and, accordingly, is recorded at fair value in the consolidated balance sheet, and the related gain or loss is deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Any ineffective portions of cash flow hedges are recognized immediately in earnings. We intend to hold the interest rate swap arrangement and related debt agreement until maturity on our Addison Place Phase II loan. In the event the interest rate swap agreement is terminated, we would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings. Amounts received or paid in connection with the swap agreement are recognized as adjustments to interest related to the designated debt. The net effect of this accounting is that interest on the variable rate-debt is generally recorded based on fixed interest rates.

Disclosure Regarding Forward-Looking Statements

        This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

o	The current unfavorable market and economic conditions in Atlanta and Charlotte could depress our occupancy and rental rates and adversely affect our financial performance.

o	Further unfavorable changes in market and occupancy conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

o	Increased competition in the Atlanta and Charlotte markets could limit our ability to lease our apartment homes or increase or maintain rents.

o	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

o	Construction risks inherent in our development and construction of our Charlotte and Northridge communities, our corporate office building and our Addison Place retail center, and the other communities we may develop in the future, could adversely affect our financial performance.

o	If we are unable to lease-up our Charlotte and Northridge communities, our Addison Place retail center, and our corporate office building as we expect, our financial performance will be adversely affected. We note in particular that the Atlanta suburban office market is particularly soft and that we may be unable to lease any portion of our corporate headquarters building to third party tenants without significant concessions.

o	We may be unable to secure permanent financing or otherwise refinance some or all of our construction loan on our office building that matures on May 28, 2005, or we may be able to do so only on unfavorable terms that may include making a material principal payment that will reduce our working capital. We expect that loan to have a principal balance of approximately $4,530,000 at its maturity.

o	We may be unable to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

o	We have approximately $28,083,000 in debt at June 30, 2004 that bears interest at variable interest rates (excluding loans on which we have synthetically fixed the interest rate), and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

o	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

o	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

o	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

o	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

In addition, the market price of our common stock may from time to time fluctuate materially as a result of, among other things:

o	our operating results;
o	the operating results of other REITs, particularly apartment REITs; and
o	changes in the performance of the stock market in general.

Investors should review the more detailed description of these and other possible risks contained in the “Risk Factors” section of the final prospectus filed with the SEC on August 2, 1999 included in our Registration Statement on Form S-3.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 5 and 6 to the consolidated financial statements included in this report. Our Addison Place Phase II loan, which had an outstanding principal balance of $22,208,000 at June 30, 2004, has a synthetically fixed interest rate. When we closed this loan, we entered into an interest rate swap agreement that synthetically fixed the interest rate. The fair value of this interest rate swap agreement at June 30, 2004 was a liability of $1,062,000 because of a lower market interest rate compared to the synthetically fixed rate. If we hold this instrument until maturity, as we intend, we will not pay any interest other than that stated in the loan and swap agreement. The liability recorded at June 30, 2004 will be reduced as we perform under this instrument, as the difference between the market interest rate and the fixed rate decreases, and as this obligation matures. All of our other permanent mortgage loans secured by our existing communities, with an aggregate outstanding principal balance of $29,529,000 at June 30, 2004, bear interest at fixed rates.

        The remaining long-term construction loans, which had an aggregate outstanding balance of $28,083,000 at June 30, 2004, bear interest ranging from 185 to 200 basis points over the 30-day LIBOR rate. Our line of credit, which had an aggregate outstanding balance of $0, has an interest rate of 175 basis points over the 30-day LIBOR rate. Given our interest rate swap agreement and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

ITEM 4.    CONTROLS AND PROCEDURES.

        As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004.

        There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

        We did not modify, limit, or qualify the rights of the holders of common stock during the three or six months ended June 30, 2004. During the three months ended March 31, 2004, we granted 1,390 shares of restricted stock to certain employees as incentive compensation. The market value of these restricted stock grants totaled $10,000. (The shares were not actually issued until the second quarter of 2004.) These restricted shares vest 100% at the end of a three-year vesting period. The grants were exempt from registration as private placements under section 4(2) of the Securities Act of 1933. We affixed appropriate legends to the share certificates we issued in these transactions. The recipients of these securities had adequate access to information about us through their relationship with us. These securities are deemed restricted securities for purposes of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our security holders during the three months ended June 30, 2004.

ITEM 5.   OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.                                                                         Description

2.1	Sales Contract dated April 26, 2004 between Roberts Properties Residential, L.P. and Colonial Realty Limited Partnership for the sale of the Preston Oaks community, with First Amendment thereto dated May 21, 2004.

2.2	Schedule of material differences between Sales Contract and Amendment to Sales Contract for Preston Oaks apartment community and Sales Contracts and Amendment to Sales Contracts for Bradford Creek, River Oaks, Plantation Trace and Veranda Chase apartment communities.

31	Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Greg M. Burnett pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)         Current Reports on Form 8-K during the quarter ended June 30, 2004:

Form 8-K dated April 26, 2004, filed on April 27, 2004, reporting under Item 5 that Roberts Realty had signed a definitive agreement to sell five Atlanta apartment communities totaling 1,091 units.

Form 8-K dated June 2, 2004, filed June 15, 2004, reporting under Item 5 that Roberts Realty had sold five apartment communities.

Form 8-K dated June 18, 2004, filed on June 21, 2004, reporting under Item 5 that Roberts Realty had sent a letter to its shareholders on June 18, 2004 along with a distribution of $4.50 a share.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

ROBERTS REALTY INVESTORS, INC.

By: /s/ Greg M. Burnett Greg M. Burnett, Chief Financial Officer (The Registrant's Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.                                                                         Description

2.1	Sales Contract dated April 26, 2004 between Roberts Properties Residential, L.P. and Colonial Realty Limited Partnership for the sale of the Preston Oaks community, with First Amendment thereto dated May 21, 2004.

2.2	Schedule of material differences between Sales Contract and Amendment to Sales Contract for Preston Oaks apartment community and Sales Contracts and Amendment to Sales Contracts for Bradford Creek, River Oaks, Plantation Trace and Veranda Chase apartment communities.

31	Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Greg M. Burnett pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.