Form 10-Q
period 2004-09-30
ROBERTS REALTY INVESTORS INC
filed 2004-11-12
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [  ]   No [✓]

The number of outstanding shares of the registrant’s common stock on November 9, 2004 was 5,307,566 (net of shares held in treasury).

PART I

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
REAL ESTATE ASSETS – At cost:
Land	$9,109	$5,205
Buildings and improvements	64,905	33,493
Furniture, fixtures and equipment	6,006	3,478

	80,020	42,176
Less accumulated depreciation	(8,245)	(6,576)

Operating real estate assets	71,775	35,600
Construction in progress and real estate under development	14,250	45,510

Net real estate assets	86,025	81,110
CASH AND CASH EQUIVALENTS	16,389	8,583
RESTRICTED CASH	14,818	70
DEFERRED FINANCING COSTS – Net of accumulated amortization of $411 and $406 at September 30, 2004 and December 31, 2003, respectively	299	361
ASSETS HELD FOR SALE	3	87,280
OTHER ASSETS – Net	1,741	335

	$119,275	$177,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$31,259	$31,459
Construction notes payable	29,714	23,458
Land notes payable	—	3,000
Swap contract liability	759	1,801
Accounts payable and accrued expenses	1,315	1,041
Due to Roberts Construction (including retainage payable of $539 and $941 at September 30, 2004 and December 31, 2003, respectively)	958	1,867
Security deposits and prepaid rents	215	111
Liabilities related to assets held for sale	17	81,739

Total liabilities	64,237	144,476

COMMITMENTS AND CONTINGENCIES (Note 8)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	14,640	9,214

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,663,840 and 5,585,206 shares issued at September 30, 2004 and December 31, 2003, respectively	57	56
Additional paid-in capital	26,508	26,050
Less treasury shares, at cost (362,588 shares at September 30, 2004 and December 31, 2003)	(2,764)	(2,764)
Unamortized restricted stock compensation	(39)	(93)
Retained earnings	17,193	3,153
Accumulated other comprehensive loss	(557)	(2,353)

Total shareholders’ equity	40,398	24,049

	$119,275	$177,739

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$1,354	$1,219	$3,703	$3,426
Other operating income	71	78	237	214

Total operating revenues	1,425	1,297	3,940	3,640

OPERATING EXPENSES:
Personnel	206	118	484	328
Utilities	114	64	289	191
Repairs, maintenance and landscaping	155	74	292	215
Real estate taxes	172	100	429	304
Marketing, insurance and other	129	66	294	186
General and administrative expenses	418	535	1,281	1,618
Depreciation of real estate assets	907	412	1,699	1,355

Total operating expenses	2,101	1,369	4,768	4,197

LOSS FROM OPERATIONS	(676)	(72)	(828)	(557)

OTHER INCOME (EXPENSE):
Interest income	98	23	174	55
Interest expense	(816)	(504)	(1,991)	(1,511)
Loss on disposal of assets	(2)	(3)	(3)	(5)
Legal settlement	—	—	340	—
Amortization of deferred financing costs	(33)	(39)	(108)	(113)

Total other expense	(753)	(523)	(1,588)	(1,574)

LOSS BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSETS	(1,429)	(595)	(2,416)	(2,131)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	380	167	652	609

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(1,049)	(428)	(1,764)	(1,522)
GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	—	—	—	77

LOSS FROM CONTINUING OPERATIONS	(1,049)	(428)	(1,764)	(1,445)
INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	7,936	5,697	39,540	4,904

NET INCOME	$6,887	$5,269	$37,776	$3,459

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED:
Loss from continuing operations	$(0.20)	$(0.08)	$(0.33)	$(0.28)
Income from discontinued operations	1.50	1.10	7.50	0.95

Net income	$1.30	$1.02	$7.17	$0.67

Weighted average common shares – basic	5,299,475	5,195,129	5,271,219	5,156,597
Weighted average common shares – diluted (effect of operating partnership units)	7,221,230	7,224,517	7,221,993	7,223,969
Cash distribution	—	$0.55	$4.50	$0.55

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$37,776	$3,459
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Income from discontinued operations	(39,540)	(4,904)
Minority interest of unitholders in the operating partnership	(652)	(609)
Gain on sale of real estate asset	—	(77)
Loss on disposal of assets	3	5
Depreciation and amortization	1,807	1,468
Amortization of deferred compensation	14	38
Change in assets and liabilities:
Increase in restricted cash	(53)	(10)
(Increase) decrease in other assets	(1,406)	257
Increase in accounts payable and accrued expenses relating to operations	221	143
Increase in security deposits and prepaid rent	104	10

Net cash used in operating activities from continuing operations	(1,726)	(220)

Net cash (used in) provided by operating activities from discontinued operations	(847)	264

Net cash (used in) provided by operating activities	(2,573)	44

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	62,019	7,313
Proceeds from sale of real estate assets, held in escrow	(14,695)	—
Acquisition and construction of real estate assets	(7,526)	(7,334)

Net cash provided by (used in) investing activities	39,798	(21)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	—	10,750
Payoff of mortgage notes payable	—	(8,487)
Principal repayments on mortgage notes payable	(200)	(204)
Payoff of land notes payable	(3,000)	(3,700)
Payment of loan costs	(46)	(80)
Proceeds from construction loans	6,256	9,212
Payment of dividends and distributions	(32,429)	(3,957)

Net cash (used in) provided by financing activities	(29,419)	3,534

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,806	3,557
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,583	5,542

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,389	$9,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,612	$2,251

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 73.4% and 72.3% ownership interest at September 30, 2004 and December 31, 2003, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At September 30, 2004, Roberts Realty owned one completed multifamily apartment community totaling 403 apartment homes in the Atlanta metropolitan area; a 319-unit apartment community in Charlotte, North Carolina was in its lease-up phase; and a 220-unit apartment community in Atlanta was in the planning and design phase. In addition, Roberts Realty owns a 39,907 square foot commercial office building which is in its lease-up phase, a 42,090 square foot retail center under construction, and two undeveloped commercial sites adjacent to the retail center.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 26.6% and 28.1% for the three months ended September 30, 2004 and 2003, respectively, and 27.0% and 28.6% for the nine months ended September 30, 2004 and 2003, respectively. The minority interest of the unitholders was $14,640,000 at September 30, 2004 and $9,214,000 at December 31, 2003.

Holders of partnership units generally have the right to require the operating partnership to redeem their units for shares. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, on a one-for-one basis, or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares. Roberts Realty has adopted a policy that it will issue shares in exchange for all units submitted in the future.

Restricted Cash on the accompanying consolidated balance sheets at September 30, 2004 consists of tenant deposits and proceeds from the sale of St. Andrews at the Polo Club community set aside to reinvest in other properties through a Section 1031 tax-deferred exchange. At December 31, 2003, Restricted Cash consists of tenant deposits.

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

On February 27, 2001, Roberts Realty signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty is constructing a 42,090 square foot retail center on the 6.84-acre property, which is located in Alpharetta, Georgia. Roberts Realty acquired the property on June 20, 2001 for approximately $4,470,000. In connection with these transactions, Roberts Properties Jones Bridge, LLC received $3,498,000 for the property. Through September 30, 2004, Roberts Realty paid Roberts Construction approximately $3,242,000 for construction-related work on the property. Roberts Realty entered into a cost-plus 5% contract with Roberts Construction to complete the retail center. See Note 7 – Related Party Transactions.

On June 28, 2001, Roberts Realty purchased approximately 10.9 acres from Roberts Properties to construct a 220-unit upscale apartment community located adjacent to its office building. The purchase price was $5,376,000 including closing costs, and the transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of Rosewood Plantation. The total cost of the project is estimated to be $24,000,000. Roberts Realty paid Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. Roberts Realty entered into a cost-plus 10% contract with Roberts Construction to build the 220 apartment units. See Note 7 – Related Party Transactions.

On June 28, 2001, Roberts Realty purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties for $2,147,000, including closing costs. Roberts Realty did not pay Roberts Properties a development fee for this project. Roberts Realty entered into a fixed cost contract with Roberts Construction to construct the building shell and parking deck for $4,670,000, of which $1,616,000 was incurred at closing. Roberts Construction will perform tenant finish work at cost and will not earn a profit on the construction of the building or the parking deck. Construction is substantially complete on the building shell, parking deck and tenant finish on one floor. Roberts Realty occupies a portion of one floor of the building as its corporate headquarters. Roberts Realty entered into leases for the remaining space on that floor with Roberts Properties and Roberts Construction and plans to lease the other two floors to unaffiliated tenants.

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

On June 2, 2004, Roberts Realty sold five of its Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per apartment unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. Net sales proceeds were approximately $46,906,000, or $6.49 per share/unit, after deduction of:

(a)	$58,802,000 for the mortgage note payable assumed by the buyer,

(b)	closing costs and prorations totaling $260,000, and

(c)	a partnership profits interest distribution of $3,182,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

On June 18, 2004, Roberts Realty paid a distribution of $4.50 per share to shareholders and unitholders of record on June 14, 2004. Roberts Realty has retained $14,407,000 of the net proceeds, or $1.99 per share/unit, for the purchase and development of other communities and for working capital.

On July 29, 2004, Roberts Realty sold its St. Andrews at the Polo Club community in Palm Beach County, Florida for $36,000,000 or an average of $180,000 per apartment unit, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,115,000 after deduction of $20,412,000 for the mortgage note payable assumed by the buyer, and closing costs and pro-rations totaling $473,000. Roberts Realty intends to reinvest the proceeds in other properties through a Section 1031 tax-deferred exchange, which will permit its shareholders to defer paying the tax they would otherwise incur on the gain.

4.	DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2004 and 2003, income from discontinued operations relates to (a) the 188-unit Highland Park community that Roberts Realty sold on August 6, 2003; (b) the five apartment communities totaling 1,091 units that Roberts Realty sold on June 2, 2004; and (c) the 200-unit St. Andrews at the Polo Club community that Roberts Realty sold on July 29, 2004. The tables on the following pages provide information regarding these discontinued operations.

The following table summarizes information for the seven apartment communities as of September 30, 2004 and December 31, 2003 (dollars in thousands, unaudited):

	September 30,	December 31,
	2004	2003
Land	$—	$15,206
Buildings and improvements	—	85,201
Furniture, fixtures and equipment	—	9,971

	—	110,378
Less accumulated depreciation	—	(24,296)

Operating real estate assets	—	86,082
Restricted cash	—	273
Deferred financing costs, net of accumulated amortization	—	784
Other assets	3	141

Assets held for sale	$3	$87,280

Mortgage notes payable	$—	$62,593
Construction notes payable	—	17,000
Swap contract liability	—	1,454
Accounts payable and accrued expenses	17	331
Due to Roberts Construction	—	11
Security deposits and prepaid rents	—	350

Liabilities related to assets held for sale	$17	$81,739

The following table summarizes revenue and expense information for the seven communities for the three and nine month periods ended September 30, 2004 and 2003 (dollars in thousands, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Rental operations	$154	$3,589	$6,071	$11,184
Other operating income	8	233	404	709

Total operating revenues	162	3,822	6,475	11,893
OPERATING EXPENSES:
Personnel	27	452	732	1,255
Utilities	19	243	416	739
Repairs, maintenance and landscaping	20	289	466	786
Real estate taxes	36	387	714	1,315
Marketing, insurance and other	30	247	449	726
Depreciation of real estate assets	94	1,215	1,921	3,978

Total operating expenses	226	2,833	4,698	8,799
(LOSS) INCOME FROM OPERATIONS	(64)	989	1,777	3,094
OTHER EXPENSES	(421)	(1,654)	(3,307)	(4,874)
LOSS BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSETS	(485)	(665)	(1,530)	(1,780)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	129	187	413	509

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(356)	(478)	(1,117)	(1,271)
GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	8,292	6,175	40,657	6,175

INCOME FROM DISCONTINUED OPERATIONS	$7,936	$5,697	$39,540	$4,904

5.	NOTES PAYABLE

Roberts Realty has three types of debt: an unsecured line of credit; mortgage notes secured by an apartment community; and construction/permanent loans secured by an apartment community and other properties. These loans are summarized below.

Line of Credit. Roberts Realty has a $2,000,000 unsecured line of credit, which expires August 1, 2005. At September 30, 2004, there were no borrowings under this line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment community at September 30, 2004 and December 31, 2003 were as follows:

		Fixed
		Interest	Principal Outstanding
		Rate as of
Property Securing Mortgage	Maturity	9/30/04	9/30/04	12/31/03
Addison Place – Phase I	11/15/09	6.95%	$9,087,000	$9,177,000
Addison Place – Phase II (1)	05/10/05	8.62%	22,172,000	22,282,000

			$31,259,000	$31,459,000

(1)	The interest rate on this loan has been synthetically fixed at the rate shown until it matures on May 10, 2005. See Note 6.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. At September 30, 2004, $4,233,000 was drawn on the loan, and Roberts Realty expects that it will have a $4,530,000 principal balance at maturity.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of Ballantyne Place, its 319-unit apartment community in Charlotte, North Carolina. The loan is secured by the land and improvements and matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, interest will be payable monthly on the same basis but principal will also be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0%. At September 30, 2004, $21,148,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At September 30, 2004, $4,333,000 was drawn on the loan.

Interest capitalized was $108,000 and $356,000 for the three months ended September 30, 2004 and 2003, respectively, and $635,000 and $981,000 for the nine months ended September 30, 2004 and 2003, respectively.

Real estate assets having a combined depreciated cost of $34,356,000 served as collateral for the outstanding mortgage debt at September 30, 2004.

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

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty entered into an interest rate swap agreement to fix the interest rate on its Addison Place – Phase II mortgage loan (see Note 5 – Notes Payable). The swap agreement expires May 10, 2005, when the loan matures. The swap agreement has been designated as a cash flow hedge and, accordingly, is recorded at fair value in the consolidated balance sheets, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. Any ineffective portion of cash flow hedges are recognized immediately in earnings. Roberts Realty intends to hold the interest rate swap arrangement and related debt agreement for the Addison Place – Phase II mortgage loan until maturity. In the event the interest rate swap agreement is terminated, Roberts Realty would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings.

At December 31, 2003, the liability relating to the estimated fair value of the swap was $3,255,000, which, together with the estimated fair value of the swap related to the mortgage loan secured by Roberts Realty’s Veranda Chase community, resulted in a decrease in shareholders’ equity of $2,353,000 (accumulated other comprehensive income), net of minority interest of $902,000. On June 2, 2004, when Roberts Realty sold the Veranda Chase community, the buyer assumed the mortgage debt along with the related swap agreement.

At September 30, 2004, Roberts Realty’s recorded liability was $759,000 relating to the estimated fair value of the Addison Place – Phase II swap because of lower market interest rates as compared to the interest rate of the swap instrument. The effect of this liability is a corresponding decrease in shareholders’ equity of $557,000 (accumulated other comprehensive income), net of minority interest of $202,000. If Roberts Realty holds this instrument until maturity, it will not pay any interest other than that stated in the loan and swap agreement. The liability recorded at September 30, 2004 has been and will continue to be reduced as Roberts Realty complies with its obligations under this instrument, as the difference between the market interest rate and the fixed rate decreases, and as the obligation matures.

7.	RELATED PARTY TRANSACTIONS

Roberts Realty has engaged the Roberts Companies, which are owned by Mr. Charles S. Roberts, its Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. Roberts Construction is the general contractor of Roberts Realty’s Ballantyne Place community and will oversee the completion of its construction. Roberts Construction began construction on the Addison Place Shops retail center and the corporate office building before Roberts Realty purchased these properties, and Roberts Realty has retained Roberts Construction to finish construction. Roberts Realty retained Roberts Properties to develop the Northridge community and entered into a cost-plus 10% contract with Roberts Construction to build the 220 apartment units.

Roberts Construction is constructing Ballantyne Place under a cost plus 10% arrangement. In 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Place Shops. Also in 2001, Roberts Realty entered into a fixed price contract with Roberts Construction related to the construction of the Northridge office building. At September 30, 2004, the remaining commitments under construction contracts were $4,089,000 as summarized in the following table:

	Actual/		Estimated
	Estimated	Total	Remaining
	Total Contract	Amount	Contractual
	Amount	Incurred	Commitment
Addison Place Shops	$5,157,000	$3,252,000	$1,905,000
Northridge Office Building	5,474,000	5,346,000	128,000
Ballantyne Place	23,193,000	21,137,000	2,056,000

	$33,824,000	$29,735,000	$4,089,000

Roberts Realty plans to fund the remaining contractual commitments for the Addison Place Shops, Northridge office building and Ballantyne Place from the remaining amounts available to be borrowed under the construction loans secured by those properties.

At September 30, 2004 and December 31, 2003, the amounts due to Roberts Construction are summarized in the following table:

	September 30,	December 31,
	2004	2003
Addison Place Shops	$326,000	$95,000
Northridge community	—	4,000
Northridge office building	37,000	251,000
Ballantyne Place	595,000	1,517,000
Veranda Chase	—	11,000

Total	$958,000	$1,878,000

Roberts Realty entered into leases for office space on the third floor of the Northridge office building with Roberts Properties and Roberts Construction for a total of $4,200 per month for the period of June 1, 2004 to August 31, 2004; for a total of $5,250 per month for the period of September 1, 2004 to December 31, 2004; and for a total of $5,950 per month for the period of January 1, 2005 to March 31, 2005. Roberts Realty intends to negotiate longer-term leases with Roberts Properties and Roberts Construction before the expiration of the current leases.

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

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2004.

On May 6, 2004, Roberts Realty obtained a $21,000,000 loan commitment from the Federal Home Loan Mortgage Corporation (Freddie Mac) to refinance the 285-unit second phase of the company’s Addison Place apartment community. The loan will have a ten-year term and bear interest at a fixed rate of 6.35%. Roberts Realty expects to close the new loan when the existing $22,200,000 loan matures in May 2005.

On July 15, 2004, Roberts Realty obtained a $23,000,000 loan commitment from Freddie Mac to refinance its 319-unit apartment community, Ballantyne Place. The loan will have a ten-year term and bear interest at a fixed rate of 6.06%. Roberts Realty expects to close the new loan in July 2005.

See Note 7 for information about commitments under construction contracts with Roberts Construction.

9.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended September 30, 2004 and 2003, 12,024 and 47,284 partnership units, respectively, were exchanged for an equal number of shares. During the nine months ended September 30, 2004 and 2003, 83,901 and 118,981 partnership units, respectively, were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the three months ended September 30, 2004 and 2003, Roberts Realty granted 0 and 1,563 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $0 and $11,000, respectively. During the nine months ended September 30, 2004 and 2003, Roberts Realty granted 1,390 and 2,873 shares, respectively, of restricted stock to certain employees. The market value of these restricted stock grants totaled $10,000 and $19,000, respectively. These transactions have been recorded as unamortized deferred compensation and are shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period. During the nine months ended September 30, 2004 and 2003, employees who terminated employment before vesting forfeited 6,657 and 6,466 shares, respectively, of restricted stock with original market values of $50,000 and $45,000, respectively.

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

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed in the following table (dollars in thousands, unaudited).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income – basic	$6,887	$5,269	$37,776	$3,459
Minority interest of unitholders in the operating partnership in income	2,496	2,119	13,973	1,386

Net income – diluted	$9,383	$7,388	$51,749	$4,845

Weighted average shares – basic	5,299,475	5,195,129	5,271,219	5,156,597
Dilutive securities – weighted average units	1,921,755	2,029,388	1,950,774	2,067,372

Weighted average shares – diluted (effect of operating partnership units)	7,221,230	7,224,517	7,221,993	7,223,969

10.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprises 99% of Roberts Realty’s total revenues for each of the three and nine months ended September 30, 2004 and 2003.

Roberts Realty is constructing a 42,090 square foot retail center located adjacent to its Addison Place apartment community and a 39,907 square foot office building in its lease-up phase located adjacent to its Northridge apartment land. At September 30, 2004, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

11.	COMPREHENSIVE INCOME

Roberts Realty’s comprehensive income, which consists of net loss and the change in the fair value of the swap contract payable, is calculated as follows (dollars in thousands, unaudited):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$6,887	$5,269	$37,776	$3,459
Change in the fair value of the swap contract payable, net of minority interest	221	417	1,796	589

Total comprehensive income	$7,108	$5,686	$39,572	$4,048

12.	SUBSEQUENT EVENTS

Sale of Land. On October 29, 2004, Roberts Realty sold a 1.2 acre parcel of land located adjacent to its Addison Place community to an unrelated third party for $895,000, resulting in a gain of approximately $102,000, net of minority interest of $37,000. Net sales proceeds were approximately $890,000 after deduction of closing costs and prorations totaling $5,000.

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

Recent Sales of Six Apartment Communities

     Sale of Five Apartment Communities to Colonial Properties Trust on June 2, 2004

          On June 2, 2004, we sold five of our Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per apartment unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. Net sales proceeds were approximately $46,906,000, or $6.49 per share/unit, after deduction of:

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

     Sale of St. Andrews at the Polo Club on July 29, 2004

          On July 29, 2004, we sold our St. Andrews at the Polo Club community in Palm Beach County, Florida to an unrelated third party for $36,000,000, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,115,000 after deduction of:

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

     Substantial Effect on Future Operating Results

          In light of the sale of five communities to Colonial during June 2004 and the sale of St. Andrews at the Polo Club in July 2004, we have accounted for the operations of those communities as discontinued operations for the three and nine months ended September 30, 2004 and 2003. Accordingly, the analysis and discussion in this Item 2 focuses on the continuing operations of our remaining properties. Investors should take the sale of these communities into account in reviewing this report. For more detail regarding the effects of these sales, see (a) Anticipated Effects of Sale of Six Apartment Communities on our Future Results of Operations, and (b) Liquidity and Capital Resources below. Our financial results for the quarter ended September 30, 2004 and other prior periods reflect our ownership of these six apartment communities for part or all of those periods, and the results of operations of these apartment communities are material to the overall results reflected and discussed in this report.

Overview

          We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties. As of November 9, 2004, we own a 73.6% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

          As of November 9, 2004, we own:

•	one existing 403-unit multifamily apartment community in Alpharetta, Georgia that is stabilized;

•	one 319-unit apartment community in lease-up in Charlotte;

•	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community);

•	a 42,090 square foot retail center currently under construction (referred to in this report as the Addison Place Shops);

•	an undeveloped commercial site adjacent to the retail center; and

•	a 39,907 square foot office building in lease-up, a part of which we occupy as our corporate office building.

          Construction of Ballantyne Place, our Charlotte community, is substantially complete. We began leasing activity at Ballantyne Place in March 2004 and as of November 9, 2004 the community is 38.9% leased. We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction. As of November 9, 2004, our stabilized community, Addison Place, had a physical occupancy rate of 97.8%.

          We are constructing Addison Place Shops, a 42,090 square foot retail center, located at the entrance to our Addison Place apartment community in Alpharetta, Georgia. We expect to complete construction in the first quarter of 2005. We own an office building on Northridge Parkway in North Fulton County, Georgia. We occupy a portion of one floor of the building as our corporate headquarters; and we have entered into leases for the remaining space on that floor with Roberts Properties and Roberts Construction and plan to lease the other two floors to unaffiliated tenants. We are in the planning and design phase of the Northridge community.

          In Atlanta, our primary market, sluggish job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy, we offer residents incentives in the form of concessions and lower rents, which result in decreased revenues and income from operations. We expect rent concessions to decrease gradually over time, but we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve significantly. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

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

          We have two properties in lease-up, one property under construction and one property in the planning and design phase. In total, these four new properties required an investment of approximately $17.0 million of our equity that is currently producing minimal cash flow. As we complete and lease up these four properties, we will begin to generate cash flow from operations from these properties.

          We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction constructed our Addison Place community and is the general contractor of our Ballantyne Place community, where it oversees the completion of its construction. Roberts Construction began construction on the Addison Place Shops and the corporate office building before we purchased these properties, and we have retained Roberts Construction to finish construction. We retained Roberts Properties to develop our Northridge community and we entered into a cost-plus 10% contract with Roberts Construction to build the 220 apartment units.

Results of Operations

          The comparisons below do not include the results of our discontinued operations that are reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets and as income from discontinued operations in the accompanying consolidated statements of operations.

     Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

          For the three months ended September 30, 2004, we recorded a net loss from continuing operations of ($1,049,000), or ($0.20) per share, compared to a net loss from continuing operations of ($428,000), or ($0.08) per share, for the three months ended September 30, 2003. Our results include:

(a)	a $495,000 increase in depreciation expense due primarily to Ballantyne Place, which we began depreciating in July 2004; and the Northridge office building, which we began depreciating in August 2004;

(b)	a $312,000 increase in interest expense due primarily to a reduction of capitalized interest related to Ballantyne Place and the Northridge office building; and

(c)	a $354,000 increase in property operating expenses due primarily to the operations of Ballantyne Place, which began leasing activities in March 2004;

partially offset by:

(d)	a $117,000 decrease in general and administrative expenses due primarily to lower legal fees, salaries and office rent;

(e)	a $128,000 increase in operating revenues due primarily to Ballantyne Place, which began leasing activity in March 2004; and

(f)	a $75,000 increase in interest income due to the higher cash balances obtained from property sales.

          The operating performance for our office building and two apartment communities as of September 30, 2004 – Addison Place and Ballantyne Place – is summarized in the following table:

	Three Months Ended
	September 30,
			Percentage
	2004	2003	Change
Total operating revenues	$1,425,000	$1,297,000	9.9%
Property operating expenses (1)	(776,000)	(422,000)	83.9%
General and administrative expenses	(418,000)	(535,000)	(21.9%)
Depreciation of real estate assets	(907,000)	(412,000)	120.1%

Loss from operations	$(676,000)	$(72,000)	838.9%
Average stabilized occupancy (2)	95.6%	95.8%	(0.2%)

(1)	In this report, the term “property operating expenses” include personnel; utilities; real estate taxes; repairs, maintenance and landscaping; marketing; insurance; and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized property, Addison Place, calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

          One of our communities, Addison Place, was fully stabilized during both the three-month periods ended September 30, 2004 and 2003. Our same-property operating revenues decreased by $29,000, or 2.2%, from $1,289,000 for the three months ended September 30, 2003 to $1,260,000 for the three months ended September 30, 2004. Our same-property operating expenses increased by $82,000, or 20.2%, from $405,000 for the three months ended September 30, 2003 to $487,000 for the three months ended September 30, 2004, due primarily to increased landscaping and maintenance costs. Stabilized occupancy for our same-property community was 95.6% for the three months ended September 30, 2004 compared to 95.8% for the three months ended September 30, 2003.

          The following discussion compares our statements of operations for the three months ended September 30, 2004 and 2003.

          Total operating revenues increased $128,000, or 9.9%, from $1,297,000 for the three months ended September 30, 2003 to $1,425,000 for the three months ended September 30, 2004. The increase in operating revenues is due primarily to Ballantyne Place, which began leasing activity in March 2004.

          Property operating expenses for all of our communities increased $354,000, or 83.9%, from $422,000 for the three months ended September 30, 2003 to $776,000 for the three months ended September 30, 2004. The increase is due primarily to Ballantyne Place, which began leasing activity in March 2004.

          General and administrative expenses decreased $117,000, or 21.9%, from $535,000 for the three months ended September 30, 2003 to $418,000 for the three months ended September 30, 2004. These expenses include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees and other costs. The decrease resulted primarily from lower legal fees, salaries and office rent in the 2004 period.

          Depreciation expense increased $495,000, or 120.1%, from $412,000 for the three months ended September 30, 2003 to $907,000 for the three months ended September 30, 2004. The increase is due primarily to Ballantyne Place which we began depreciating in July 2004.

          Interest expense increased $312,000, or 61.9%, from $504,000 for the three months ended September 30, 2003 to $816,000 for the three months ended September 30, 2004, due primarily to a decrease in capitalized interest associated with Ballantyne Place and the Northridge office building.

     Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

          For the nine months ended September 30, 2004, we recorded a loss from continuing operations of ($1,764,000), or ($0.33) per share, compared to a loss from continuing operations of ($1,445,000), or ($0.28) per share, for the nine months ended September 30, 2003. Our results include:

(a)	a $564,000 increase in property operating expenses due primarily to the operations of Ballantyne Place, which began leasing activity in March 2004;

(b)	a $480,000 increase in interest expense due primarily to a reduction of capitalized interest related to Ballantyne Place and the Northridge office building; and

(c)	a $344,000 increase in depreciation expense due to Ballantyne Place which we began depreciating in July 2004;

partially offset by:

(d)	a legal settlement in April 2004, which generated $340,000 of other income;

(e)	a $337,000 decrease in general and administrative expenses due primarily to lower legal fees, salaries, recruiting costs and office rent;

(f)	a $300,000 increase in operating revenues due primarily to Ballantyne Place, which began leasing activity in March 2004; and

(g)	a $119,000 increase in interest income due to higher cash balances.

          The operating performance for our office building and two apartment communities as of September 30, 2004 – Addison Place and Ballantyne Place – is summarized in the following table:

	Nine Months Ended
	September 30,
			Percentage
	2004	2003	Change
Total operating revenues	$3,940,000	$3,640,000	8.2%
Property operating expenses (1)	(1,788,000)	(1,224,000)	46.1%
General and administrative expenses	(1,281,000)	(1,618,000)	(20.8%)
Depreciation of real estate assets	(1,699,000)	(1,355,000)	25.4%

Loss from operations	$(828,000)	$(557,000)	48.7%
Average stabilized occupancy (2)	93.4%	88.6%	4.8%

(1)	“Property operating expenses” include personnel; utilities; real estate taxes; repairs, maintenance and landscaping; marketing; insurance; and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized property, Addison Place, calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

          One of our communities, Addison Place, was fully stabilized during both the nine-month periods ended September 30, 2004 and 2003. Our same-property operating revenues increased by $89,000, or 2.5%, from $3,625,000 for the nine months ended September 30, 2003 to $3,714,000 for the nine months ended September 30, 2004. Our same-property operating expenses increased by $124,000, from $1,179,000 for the nine months ended September 30, 2003 to $1,303,000 for the nine months ended September 30, 2004. Stabilized occupancy for our same-property community was 93.4% for the nine months ended September 30, 2004 compared to 88.6% for the nine months ended September 30, 2003.

          The following discussion compares our statements of operations for the nine months ended September 30, 2004 and 2003.

          Total operating revenues increased $300,000, or 8.2%, from $3,640,000 for the nine months ended September 30, 2003 to $3,940,000 for the nine months ended September 30, 2004. The increase in operating revenues is due to Ballantyne Place, which began leasing activity in March 2004, and increased occupancy at Addison Place.

          Property operating expenses increased $564,000, or 46.1%, from $1,224,000 for the nine months ended September 30, 2003 to $1,788,000 for the nine months ended September 30, 2004. The increase is due primarily to the operations of Ballantyne Place, which began leasing activity in March 2004.

          General and administrative expenses decreased $337,000, or 20.8%, from $1,618,000 for the nine months ended September 30, 2003 to $1,281,000 for the nine months ended September 30, 2004, as a result of lower legal fees, salaries, recruiting costs and office rent. General and administrative expenses include salaries, legal, accounting and tax fees, marketing and printing fees, travel, director fees and other costs.

          Depreciation expense increased $344,000, or 25.4%, from $1,355,000 for the nine months ended September 30, 2003 to $1,699,000 for the nine months ended September 30, 2004. The increase is due to Ballantyne Place which we began depreciating in July 2004.

          Interest expense increased $480,000, or 31.8%, from $1,511,000 for the nine months ended September 30, 2003 to $1,991,000 for the nine months ended September 30, 2004, due primarily to lower capitalized interest related to Ballantyne Place and the Northridge office building.

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

Reduced Revenues. Revenues for the six apartment communities were $14.3 million for 2003, or approximately 69.9% of our revenue. Accordingly, our revenues will be materially lower in the remainder of 2004 and future years than in 2003. We note, however, that Ballantyne Place, our Charlotte property, has begun to generate revenues as it is leasing up and that we have entered into an agreement to purchase the 122-unit Hampton Bridge community in Duluth, Georgia.

Reduced Income from Operations. Income from operations provided by the six apartment communities was $3.5 million for 2003, or approximately 124.1% of our total income from operations. Accordingly, we expect our income from operations will be materially lower in the remainder of 2004 and future years than in 2003.

Reduction in Number of Employees and Associated Costs. Our number of employees has decreased from approximately 44 to approximately 17, and our related costs will decrease materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses will be materially less than the percentage of our revenues represented by the communities we have sold.

Liquidity and Capital Resources

     Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

          Cash and cash equivalents increased $7,806,000 during the nine months ended September 30, 2004 compared to an increase of $3,557,000 during the nine months ended September 30, 2003. The change is due to an increase in cash provided by investing activities of $39,819,000 offset by an increase in cash used in financing activities of $32,953,000 and a decrease in cash provided by operating activities of $2,617,000.

          A primary source of our liquidity is cash flow from operations. The number of apartment homes, rental rates and operating expenses for those apartment homes has historically determined operating cash flows. Net cash provided by operating activities decreased $2,617,000 from $44,000 during the nine months ended September 30, 2003 to $(2,573,000) during the nine months ended September 30, 2004. This decrease is primarily attributable to the following:

(a)	a decrease of $1,111,000 in cash provided by operating activities from discontinued operations resulting from the sale of five apartment communities on June 2, 2004 and the sale of St. Andrews at the Polo Club on July 29, 2004;

(b)	the payment of a $690,000 loan commitment fee relating to the permanent financing of Ballantyne Place;

(c)	the payment of a $420,000 loan commitment fee relating to the refinancing commitment of Addison Place Phase II; and

(d)	the payment of a $250,000 earnest money deposit for the purchase of an apartment community. (This earnest money deposit was refunded after September 30, 2004.)

Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

          On August 27, 2003, we paid a special distribution of $0.55 per share/unit to shareholders/unitholders of record on August 18, 2003. We paid this special distribution from the profit generated by the sale of our 188-unit Highland Park community. On June 18, 2004, Roberts Realty paid a special distribution of $4.50 per share/unit to shareholders/unitholders of record on June 14, 2004. We paid this distribution from the profits generated by the sale of five apartment communities to Colonial Properties Trust. We have paid no regular quarterly dividends since the third quarter of 2001, and we presently intend not to resume paying regular quarterly dividends.

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

          Net cash provided by investing activities increased $39,819,000 from $(21,000) during the nine months ended September 30, 2003 to $39,798,000 during the nine months ended September 30, 2004. This increase is primarily attributable to the following:

(a)	net cash proceeds of $46,906,000 from the sale of Bradford Creek, Plantation Trace, Preston Oaks, River Oaks and Veranda Chase in June 2004; and

(b)	net cash proceeds of $15,113,000 from the sale of St. Andrews at the Polo Club in July 2004;

partially offset by:

(c)	net cash proceeds of $14,695,000 held in escrow related to the sale of St. Andrews at the Polo Club in July 2004;

(d)	net cash proceeds of $6,932,000 from the sale of Highland Park in August 2003;

(e)	net cash proceeds of $381,000 from the sale of land and reimbursement for land improvements for right-of-way projects at the Addison Place community in February 2003; and

(f)	increased spending on construction during 2004 of $192,000.

          Net cash used in financing activities increased $32,953,000 from $(3,534,000) during the nine months ended September 30, 2003 to $29,419,000 during the nine months ended September 30, 2004. The increase is primarily attributable to the following:

(a)	payment of $32,429,000 in special distributions during 2004;

(b)	proceeds from mortgage notes payable of $10,750,000 in 2003 compared to none in 2004; and

(c)	a $2,956,000 decrease in construction loan borrowings;

partially offset by:

(d)	a $8,487,000 payoff of a mortgage note payable in August 2003 compared to none in 2004;

(e)	payment of $3,957,000 in special distributions during 2003; and

(f)	a $3,000,000 payoff of a land loan in the second quarter of 2004 compared to the $3,700,000 payoff of a land loan in the second quarter of 2003.

     Debt Summary

          The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at September 30, 2004 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
September 30, 2004

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate	Date	Maturity	Payment	Balance
Addison Place Phase II (1) (2)	Wachovia Bank	Fixed-rate const/perm	8.62	05/10/05	$22,071,000	$174,923	$22,172,000
Northridge Office Building (3) (4)	Bank of North Georgia	LIBOR plus 200 b.p.	3.84	05/28/05	4,530,000	Interest only	4,233,000
Revolving $2 million credit line (3)	Compass Bank	LIBOR plus 175 b.p.	3.75	08/01/05	0	Interest only	0
Addison Place Shops (3) (4)	Compass Bank	LIBOR plus 185 b.p.	3.69	04/30/06	6,500,000	Interest only	4,333,000
Ballantyne Place (3) (4) (5)	AmSouth Bank	LIBOR plus 200 b.p.	3.84	03/10/08	19,642,000	Interest only	21,148,000
Addison Place Phase I (6)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,087,000

Totals					$61,130,000		$60,973,000

(1)	The loan secured by Addison Place Phase II is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Remaining principal payments on the loan are scheduled as follows: 2004 - $42,000; 2005 - $59,000, plus the balloon payment due of $22,071,000.

(2)	On May 6, 2004, we obtained a $21,000,000 loan commitment from Freddie Mac to refinance Addison Place Phase II. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.35%. We expect to close the new loan upon the maturity of the existing loan in May 2005.

(3)	The interest rate shown for variable-rate debt is as of September 30, 2004. The revolving $2 million credit line with Compass Bank and the construction loan on the office building with Bank of North Georgia have an interest rate floor of 3.75%. The construction loan on the Addison Place Shops with Compass Bank has an interest rate floor of 3.50%.

(4)	The construction loans for Addison Place Shops, Ballantyne Place and the office building are not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and required principal payments are made prior to maturity.

(5)	On July 15, 2004, we obtained a $23,000,000 loan commitment from Freddie Mac to refinance Ballantyne Place. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.06%. We expect to close the new loan in July 2005.

(6)	The loan secured by Addison Place Phase I may be prepaid upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. The loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

     Debt Maturities

          Our existing loans will require balloon payments (in addition to monthly principal amortization) coming due over the years 2005 to 2009 as summarized below:

Debt Maturity Schedule:

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties
2005	$26,601,000	Addison Place Phase II(1), Northridge Office Building
2006	6,500,000	Addison Place Shops
2007	0
2008	19,642,000	Ballantyne Place (2)
2009	8,387,000	Addison Place Phase I

Total	$61,130,000

(1)	On May 6, 2004, we obtained a $21,000,000 loan commitment from the Federal Home Loan Mortgage Corporation (Freddie Mac) to refinance Addison Place Phase II. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.35%. We expect to close the new loan upon the maturity of the existing loan in May 2005.

(2)	On July 15, 2004, we obtained a $23,000,000 loan commitment from Freddie Mac to refinance Ballantyne Place. The loan will have a ten year term and bear interest at a fixed interest rate of 6.06%. We expect to close the new loan in July 2005.

     Short-Term Debt

          Unsecured Line of Credit. We have a $2,000,000 unsecured line of credit, which expires August 1, 2005, to provide funds for short-term working capital purposes. At September 30, 2004, there were no borrowings under this line of credit.

          Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. At September 30, 2004, $4,233,000 was drawn on the loan, and we anticipate that it will have a $4,530,000 principal balance at maturity. We intend to refinance the construction loan on this property with permanent financing before its maturity date. To do so, we may be required to pay down its principal balance. There is no assurance that this financing will be available or, if it is available, that it will be on favorable terms.

          Addison Place Phase II. On May 6, 2004, we obtained a $21,000,000 loan commitment from Freddie Mac to refinance our $22,071,000 Addison Place Phase II mortgage loan. The new loan will have a ten-year term and bear interest at a fixed interest rate of 6.35%. We expect to close the new loan upon the maturity of the existing loan on May 10, 2005. We intend to repay the remaining balance of approximately $1,071,000 on the existing loan from working capital.

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

     Floating Rate Debt

          Our loans, other than the loans secured by Addison Place, bear interest at floating rates. These loans, which had an aggregate outstanding balance of $29,714,000 at September 30, 2004, bear interest at rates ranging from 185 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as has occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $25,000 per month and adversely affect our liquidity and capital resources to that degree.

     Contractual Commitments

          We enter into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction that relate to the development and construction of real estate assets.

          Roberts Construction is constructing the Ballantyne Place apartment community under a cost plus 10% arrangement. In 2001, we entered into a cost plus 5% contract with Roberts Construction related to the construction of the 42,090 square foot Addison Place Shops. Also in 2001, we entered into a fixed price contract with Roberts Construction related to the construction of the Northridge office building. At September 30, 2004, the remaining commitments under construction contracts were $4,089,000, as summarized in the following table:

	Actual/		Estimated
	Estimated	Total	Remaining
	Total Contract	Amount	Contractual
	Amount	Incurred	Commitment
Addison Place Shops	$5,157,000	$3,252,000	$1,905,000
Northridge Office Building	5,474,000	5,346,000	128,000
Ballantyne Place	23,193,000	21,137,000	2,056,000

	$33,824,000	$29,735,000	$4,089,000

          We plan to fund the remaining contractual commitments for the Addison Place Shops, Northridge office building and Ballantyne Place community from the remaining amounts available to be borrowed under the construction loans secured by those properties.

     Settlement of Lawsuit

          On April 8, 2004, we settled a lawsuit we filed against an architectural firm hired to work on our Addison Place Phase II and Ballantyne Place properties. We received proceeds of $500,000 as a result of the settlement and were required to pay $120,000 to the defendant for use of their architectural plans. The $120,000 represents amounts the defendants previously billed us but we had not paid because of this business dispute.

     Anticipated Effects of Sale of Six Apartment Communities on our Liquidity and Capital Resources

          As described above, we sold six apartment communities in June and July 2004. We anticipate that these sales will generally affect our future liquidity and capital resources as follows:

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

     Anticipated Effects of the Purchase of Properties on our Liquidity and Capital Resources

          To preserve our ability to do a tax-deferred exchange pursuant to Section 1031 of the Internal Revenue Code, we have identified several replacement properties for St. Andrews at the Polo Club that we sold in July 2004. The identified replacement properties consist of residential properties and undeveloped land. We anticipate that we will make one or more offers on these identified properties in the near future. If we are able to acquire any of these properties, as we intend, we will develop and manage them. We expect to have material capital needs relating to the properties we acquire, but we cannot presently quantify the amount of those capital needs.

          We anticipate that aggregate operating revenues will be adequate to provide short-term (12 months) liquidity for the payment of direct rental operating expenses, interest and scheduled amortization of principal on related mortgage notes payable (other than the May 2004 maturity of the Northridge office building construction loan as noted above). We intend to meet our other short-term liquidity requirements, including general and administrative expenses, improvements and renovations at existing communities, with cash reserves. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary from the sale of properties.

Stock Repurchase Plan

          Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2002, 2003 or during the nine months ended September 30, 2004. Although we have not formally discontinued the stock repurchase program, we presently intend not to resume the repurchase of additional shares of our outstanding common stock.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$6,887	$5,269	$37,776	$3,459
Minority interest of unitholders – continuing operations	(380)	(167)	(652)	(609)
Minority interest of unitholders – discontinued operations	2,876	2,288	14,625	1,966
Loss on disposal of assets	2	3	3	5
Gain on sale of real estate assets	—	—	—	(77)
Gain on sale of apartment communities	(11,308)	(8,650)	(55,695)	(8,650)
Depreciation expense – continuing operations	907	412	1,699	1,355
Depreciation expense – discontinued operations	94	1,215	1,921	3,979

Funds from operations	$(922)	$370	$(323)	$1,428

Weighted average shares and units outstanding during the period	7,221,230	7,224,517	7,221,993	7,223,969

Contractual Obligations – Substantial Reduction in Long-Term Debt Obligations

     Our sales of six apartment communities as disclosed elsewhere in this report have substantially reduced our long-term debt obligations from those reported in our annual report on Form 10-K for the year ended December 31, 2003. The following table presents our long-term debt obligations by the period the payments are due, calculated from September 30, 2004 (dollars in thousands, unaudited):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations (1)	$60,973	$26,764	$5,858	$19,998	$8,353

(1)	See Debt Summary Schedule above for a detailed description of our long-term debt obligations.

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

     Asset Impairment Evaluation

          We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At September 30, 2004, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

     Derivatives and Hedging Activities

          We generally enter into fixed rate debt instruments. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into an interest rate swap agreement to fix the variable interest rate on our $22,172,000 Addison Place Phase II permanent loan.

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

Disclosure Regarding Forward-Looking Statements

          This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•	As we announced on September 17, 2004, we have experienced operating losses and anticipate that they will continue for the remainder of 2004 and at least the first three quarters of 2005. The cash flow generated from our remaining newer assets is not currently sufficient to cover our overhead, and we intend to use our cash reserves to fund the operating losses. If these losses persist for longer than we expect, our cash position and financial position could be materially and adversely affected.

•	The current unfavorable market and economic conditions in Atlanta and Charlotte could depress our occupancy and rental rates and adversely affect our financial performance.

•	Further unfavorable changes in market and occupancy conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

•	Increased competition in the Atlanta and Charlotte markets could limit our ability to lease our apartment homes or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction risks inherent in our development and construction of our Northridge community, our corporate office building and our Addison Place retail center, and the other communities we may develop in the future, could adversely affect our financial performance.

•	If we are unable to lease-up Ballantyne Place, our Northridge community, our Addison Place retail center, and our corporate office building as we expect, our financial performance will be adversely affected. We note in particular that the Atlanta suburban office market is particularly soft and that we may be unable to lease any portion of our corporate headquarters building to third party tenants without significant concessions.

•	We may be unable to secure permanent financing or otherwise refinance some or all of our construction loan on our office building that matures on May 28, 2005, or we may be able to do so only on unfavorable terms that may include making a material principal payment that will reduce our working capital. We expect that loan to have a principal balance of approximately $4,530,000 at its maturity.

•	We may be unable to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

•	We have approximately $29,714,000 in debt at September 30, 2004 that bears interest at variable interest rates (excluding loans on which we have synthetically fixed the interest rate), and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	As a result of the death of our director George Wray in August 2004, we no longer meet the American Stock Exchange requirement that we have at least three members of the audit committee of our board of directors. Although we are seeking to find one or more independent directors to serve on our board and expect the Amex to allow us sufficient time to do so, our failure to do so could result in our stock being delisted from the Amex.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties.

•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

          In addition, the market price of our common stock may from time to time fluctuate materially as a result of, among other things:

•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 5 and 6 to the consolidated financial statements included in this report. Our Addison Place Phase II loan, which had an outstanding principal balance of $22,172,000 at September 30, 2004, has a synthetically fixed interest rate. When we closed this loan, we entered into an interest rate swap agreement that synthetically fixed the interest rate. The fair value of this interest rate swap agreement at September 30, 2004 was a liability of $759,000 because of a lower market interest rate compared to the synthetically fixed rate. If we hold this instrument until maturity, as we intend, we will not pay any interest other than that stated in the loan and swap agreement. The liability recorded at September 30, 2004 will be reduced as we perform under this instrument, as the difference between the market interest rate and the fixed rate decreases, and as this obligation matures. Our other permanent mortgage loan, with an aggregate outstanding principal balance of $9,087,000 at September 30, 2004, bears interest at a fixed rate.

          The remaining construction loans, which had an aggregate outstanding balance of $29,714,000 at September 30, 2004, bear interest ranging from 185 to 200 basis points over the 30-day LIBOR rate. Our line of credit, which had an aggregate outstanding balance of $0, has an interest rate of 175 basis points over the 30-day LIBOR rate. Given our interest rate swap agreement and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

          As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004.

          There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

July 2004 Amendment to Articles of Incorporation

          We held our annual meeting on July 21, 2004. Shareholders were asked to vote (1) to elect two directors to serve three-year terms and (2) to approve and adopt an amendment to our articles of incorporation that (a) increased the stock ownership limitation of Charles S. Roberts from 25% to 35% of the outstanding shares of common stock, (b) decreased the stock ownership limitation for all other shareholders of the company from 6% to 3.7% of the outstanding shares of common stock, and (c) eliminated outdated provisions. (For more information regarding this amendment, see Item 2 above, Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities – July 2004 Amendment to Articles of Incorporation.) We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.

          Both of management’s nominees for directors as listed in the proxy statement were elected with the following votes (there were no abstentions or broker non-votes):

	Votes	Votes
	For	Withheld
Ben A. Spalding	4,623,850	401,261
George W. Wray	4,905,697	119,414

          Our articles of incorporation require the board of directors to be divided into three classes. The terms of office of Mr. Dennis H. James and Mr. Wm. Jarell Jones expire at the annual meeting in 2005, and the terms of office of Mr. Charles S. Roberts and Mr. Charles R. Elliott expire at the annual meeting in 2006. Those directors continue in office.

          The amendment to our articles of incorporation passed with the following votes:

				Broker
	Votes For	Votes Against	Abstentions	non-votes
Amendment to the articles of incorporation	4,124,641	503,554	4,814	392,102

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS.

          The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004.

10.1
Sales Contract dated May 24, 2004, by and between Roberts Properties Residential, L.P. and Wellington Development, L.C., with First, Second and Third Amendments thereto dated June 15, July 1, and July 12, 2004, respectively (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed August 12, 2004).

31	Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2004

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Greg M. Burnett
Greg M. Burnett, Chief Financial Officer
(The Registrant’s Principal Financial and Chief Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004.

10.1
Sales Contract dated May 24, 2004, by and between Roberts Properties Residential, L.P. and Wellington Development, L.C., with First, Second and Third Amendments thereto dated June 15, July 1, and July 12, 2004, respectively (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed August 12, 2004).

31	Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.