Form 10-K
period 2004-12-31
ROBERTS REALTY INVESTORS INC
filed 2005-03-24
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number 001-13183

Roberts Realty Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2122873
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

450 Northridge Parkway, Suite 302, Atlanta, GA	30350
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 394-6000

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$31,239,744

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,321,485 shares of common stock (as of March 21, 2005).

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

General

Roberts Realty Investors, Inc. is a Georgia corporation formed in 1994 that owns and operates multifamily residential and other properties as a self-administered, self-managed equity real estate investment trust, or REIT. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the “double taxation” of income - i.e., at both the corporate and shareholder levels - that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 90% of our taxable income. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all our properties. As of March 21, 2005, Roberts Realty owns a 73.8% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an “umbrella partnership” or “UPREIT.”

Our common stock is traded on the American Stock Exchange under the symbol “RPI.” Our executive offices are located at 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We do not maintain a corporate website. As of February 28, 2005, we have 23 full-time employees.

Sales of Six Apartment Communities in 2004 and Purchase of New Properties for Development in 2004 and 2005

Sale of Five Apartment Communities to Colonial Properties Trust. On June 2, 2004, we sold five of our Atlanta apartment communities - Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units - to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per apartment unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. The sale was the first step in our recent plan of selling older appreciated assets and focusing on newer assets. Net sales proceeds were approximately $47,016,000, or $6.51 per share/unit, after deduction of:

(a)	$58,802,000 for the mortgage notes payable assumed by the buyer;

(b)	closing costs and prorations totaling $150,000; and

(c)	a partnership profits interest distribution of $3,182,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

On June 18, 2004, we paid a distribution of $4.50 per share/unit to shareholders and unitholders of record on June 14, 2004 from the profits of the sale.

Sale of St. Andrews at the Polo Club. On July 29, 2004, we sold our St. Andrews at the Polo Club community in Palm Beach County, Florida to an unrelated third party for $36,000,000, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,113,000 after deduction of:

(a)	$20,412,000 for the mortgage note payable assumed by the buyer; and

(b)	closing costs and prorations totaling $475,000.

We reinvested the majority of the proceeds from the sale of St. Andrews at the Polo Club in other properties through a Section 1031 tax-deferred exchange, which permits our shareholders to defer paying the tax they would otherwise incur on the gain.

Recent Purchases of New Properties for Development. Continuing our recent plan of selling older appreciated assets and focusing on newer assets, we acquired three high quality properties. In December 2004 and January 2005, we used the majority of the proceeds of the sale of St. Andrews at the Polo Club, described above, and new borrowings to fund the following purchases:

•	we paid $7,769,500 for an 82% undivided interest in 23.547 acres of undeveloped land zoned for 292 apartment units in Gwinnett County, Georgia;

•
we paid $5,880,000 for a 29.48-acre site of undeveloped land zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center in Alpharetta, Georgia; and

•
we paid $15,700,000 for a 9.84-acre site of undeveloped land zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space in Atlanta, Georgia.

We paid a total of $29,349,500 to purchase these three properties. Combining the apartment and condominium units we can build on these three properties, the 722 existing apartment homes that we own, and our 220-unit community under development, we have a total of 1,470 apartment units and 229 condominium units that we own and may develop. Taking into account our investment in our existing communities and undeveloped land, as well as estimates of what it would cost to develop and construct the apartment and condominium units for which our undeveloped properties are zoned, these residential communities would represent an aggregate investment of approximately $175,000,000.

Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact we expect these sales and acquisitions to have on our future results of operations, liquidity and capital resources.

Current Portfolio

As of March 21, 2005, we own:

•
Addison Place, a stabilized multifamily community consisting of the 118-unit Addison Place Townhomes and the 285-unit Addison Place Apartments in Alpharetta, Georgia. As of February 28, 2005, Addison Place had a physical occupancy rate of 95.0%. We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction.

•
Ballantyne Place, a 319-unit apartment community in lease-up in Charlotte, North Carolina. We began leasing activity at Ballantyne Place in March 2004 and as of February 28, 2005, the community is 63.6% leased.

•
Addison Place Shops, a 42,090 square foot retail center located at the entrance to our Addison Place apartment community in Alpharetta, Georgia that is in lease-up. We have completed construction of this retail center except for the interior tenant finish.

•	A 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend to sell.

•
A 39,907 square foot office building in lease-up in Atlanta, Georgia, (sometimes referred to in this report as the Northridge office building). We occupy a portion of one floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on that floor with Roberts Properties and Roberts Construction. We are in the process of leasing the other two floors to unaffiliated tenants.

•	A 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community).

•	An 82% undivided interest in 23.547 acres of undeveloped land zoned for 292 apartment units in Gwinnett County, Georgia.

•	A 29.48-acre site of undeveloped land zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center in Alpharetta, Georgia.

•	A 9.84-acre site of undeveloped land zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space in Atlanta, Georgia.

To enhance shareholder value in 2004, we sold six older appreciated assets, paid a significant distribution to our shareholders and redeployed a portion of the sales proceeds into new development assets.

In Atlanta, our primary market, sluggish job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy, we offer residents incentives in the form of concessions and lower rents, which result in decreased revenues and income from operations. We have begun to reduce rent concessions per unit and we expect the concessions per unit to decrease gradually over time, but we cannot offer any assurances regarding when multifamily market conditions might improve. Until there is significant job growth in the geographic areas in which we operate, the apartment market will remain soft, and we will continue to experience the negative effects of lower rents. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

We have three properties in lease-up, one property in the planning and design phase, and four parcels of undeveloped land. In total, we have invested approximately $46.4 million into these properties, which are currently producing minimal cash flow. We believe that our cash flow from operations will improve as we finish the lease-ups and our properties under development and construction.

Dividends and Special Distributions

On August 27, 2003, we paid a special distribution of $0.55 per share/unit to shareholders and unitholders of record on August 18, 2003. We paid the special distribution from the profit generated by the sale of our Highland Park community. On June 18, 2004, we paid a special distribution of $4.50 per share/unit to shareholders and unitholders of record on June 14, 2004. We paid this distribution from the profits generated by the sale of five apartment communities to Colonial Properties Trust.

We have paid no regular quarterly dividends since the third quarter of 2001. We presently intend not to resume paying regular quarterly dividends. We have in the past paid distributions from the net proceeds of property sales. We expect in the near term to use all or most of the net proceeds of any sale for either or both of: (a) funding our ongoing development and construction program; and (b) acquiring other properties through a Section 1031 tax-deferred exchange, as we did with the proceeds of the sale of our St. Andrews at the Polo Club community. (A Section 1031 tax-deferred exchange permits our shareholders to defer paying the tax they would otherwise incur on the gain from the sale.)

Growth Strategies

Our business plan and growth strategy are focused on creating cash flow and capital appreciation by building and managing new apartment homes of the highest quality and value in excellent high-growth neighborhoods. Our business objective is to increase the long-term total return to our shareholders through appreciation in the value of our properties and, when we sell properties, the payment of dividends or capital distributions. To achieve this objective, we are pursuing the following growth strategies:

(a)
maximize cash flow from operations by seeking through intensive management to maintain high occupancy levels, obtain regular rent increases, manage resident turnover efficiently and control operating expenses; and

(b)	develop and/or acquire new multifamily apartment communities in Atlanta and Palm Beach, Florida.

We will engage others, including the Roberts Companies, to help us pursue these strategies, which are described in more detail below.

Property Management Strategy. We believe that managing our communities intensively is a fundamental element of our investment strategy. As of February 28, 2005, we employ 17 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of the communities. Our property management strategy will continue to be:

▪	to increase average occupancy and rental rates as market conditions permit;

▪	to minimize resident turnover and delinquent rental payments through strict review of each applicant’s creditworthiness;

▪	to control operating expenses and increase net operating income at each of our communities; and

▪	provide superior service to our residents.

Development and Construction Strategy. We intend to continue to develop high quality apartment communities and other real estate assets for long-term ownership. We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board and Chief Executive Officer, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. During the past 20 years, the Roberts Companies have developed, constructed, and/or managed over 4,400 residential units, and Roberts Properties developed and Roberts Construction has been the general contractor for all of our existing properties. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us, and we have entered into agreements for those services as described in Item 13, Certain Relationships and Related Transactions. We may also hire other development or construction companies, as we have done in the past, in Atlanta and elsewhere if we deem it to be in our best interests to do so. For the properties we recently purchased on Peachtree Dunwoody Road and Westside Parkway, we intend to utilize the Roberts Companies to develop the apartments and condominiums and engage joint-venture partners to develop the office, retail and other uses.

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

Investment, Financing, and Conflict of Interest Policies

Our investment policies, financing policies and conflict of interest policies are set by our board of directors. The board of directors has adopted the policies summarized below. Our board may amend or revise them from time to time without a vote of our shareholders or any vote of the partners of the operating partnership, except that:

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

Investment Policies

Investments in Real Estate or Interests in Real Estate. We conduct all of our investment activities through the operating partnership and will do so for so long as the operating partnership exists. (The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093.) Our investment objectives are to achieve stable cash flow and, over time, to increase cash flow and portfolio value by continuing to develop multifamily apartment communities for ownership as well as acquiring additional multifamily apartment communities that we anticipate will produce additional cash flow.

Our policy is to develop assets where we believe that favorable investment opportunities exist based on market conditions at the time of the investment. We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. We intend to develop multifamily apartment communities primarily in Atlanta and Palm Beach. Future development or investment activities will not be limited by our governing documents to any geographic area, product type or specified percentage of our assets.

Possible Acquisition of Properties from Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in real estate development. Provided that any transaction or agreement must comply with the policies discussed under “Conflict of Interest Policies,” we may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include:

▪	hiring Mr. Roberts or Roberts Properties to develop and construct real estate under a fee arrangement;

▪	acquiring undeveloped property from Mr. Roberts or his affiliates for future development (which we did in December 2004 and January 2005 as described above); or

▪	acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up.

No particular arrangements have been determined, other than the communities now under construction and development as described elsewhere in this report.

An affiliate of Mr. Roberts is planning to purchase a 14.48-acre parcel of undeveloped land located on Westside Parkway in Alpharetta, Georgia next to a 29.48-acre tract of undeveloped land that we purchased in December 2004. Although the 14.48-acre parcel is presently zoned for a MARTA mass transportation rail facility, it could potentially be developed into 217 single family attached residential units. We may acquire this parcel from the affiliate of Mr. Roberts in the future to develop and construct a multifamily property, but our board has not discussed a transaction of that nature with Mr. Roberts to date. We cannot now predict whether we will in fact purchase the 14.48-acre parcel or what the terms of that purchase might be.

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

The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the American Stock Exchange, related party transactions are subject to appropriate review and oversight by our Audit Committee, which is composed of Wm. Jarell Jones, its chairman, Dennis H. James, and James M. Goodrich.

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

In September 1998, our board authorized a stock repurchase plan. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Stock Repurchase Plan, for an explanation of this plan and our repurchases of our shares from 1998 through 2001.

At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, the board of directors decides that it is no longer in our best interests to qualify as a REIT.

The Operating Partnership

We conduct our business and own all of our real estate assets through the operating partnership. We control the operating partnership as its sole general partner. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units.” The holders of units include the former limited partners in the limited partnerships that were merged into the operating partnership and Mr. Roberts.

Holders of units in the operating partnership, sometimes referred to in this report as unitholders, generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either an equal number of shares or cash for those units at their fair market value, based upon the then current trading price of the shares. We have adopted a policy of issuing shares in exchange for units. We also have the right, at our election, to issue shares in exchange for all outstanding units. Our articles of incorporation limit ownership by any one holder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future. That shareholder can also exchange any units in the operating partnership he owned on that date for shares of common stock. Otherwise, unitholders cannot redeem their units if doing so would cause the number of shares they own to exceed those ownership limits. Shares issued for units are registered with the SEC and are freely transferable, other than by affiliates.

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

The preliminary environmental assessments of our apartment communities, investment land and other real estate assets have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions - including changes in applicable environmental laws and regulations - may cause us to have environmental liability.

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

ITEM 2. PROPERTIES.

General

As previously noted in Item 1, as of March 21, 2005, we own:

•
one existing 403-unit apartment community (Addison Place) that includes a 285-unit garden apartment community (Addison Place Apartments) and a 118-unit townhome community (Addison Place Townhomes) in Alpharetta, Georgia that is stabilized;

•	a 319-unit apartment community in lease-up in Charlotte, North Carolina (Ballantyne Place);

•	a 42,090 square foot retail center in lease-up (Addison Place Shops);

•	a 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend to sell;

•	a 39,907 square foot office building in lease-up in Atlanta, Georgia, a part of which we occupy as our corporate headquarters (Northridge office building);

•	a 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (Northridge community);

•	an 82% undivided interest in 23.547 acres of undeveloped land zoned for 292 apartment units in Gwinnett County, Georgia (Peachtree Parkway land);

•
a 29.48-acre site of undeveloped land zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center in Alpharetta, Georgia (Westside land); and

•
a 9.84-acre site of undeveloped land zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space in Atlanta, Georgia (Peachtree Dunwoody land).

On June 2, 2004, we sold five of our Atlanta apartment communities - Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units - to Colonial Properties Trust. On July 29, 2004, we sold our St. Andrews at the Polo Club community in Palm Beach County, Florida.

We believe that in the long-term, the demand for multifamily housing in Atlanta will increase due to Atlanta’s growing population, although sluggish job growth in Atlanta has resulted in a weaker apartment market. According to the Atlanta Regional Commission, which we refer to as the ARC, both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Fulton, DeKalb, Gwinnett, Cobb, Clayton, Rockdale, Henry, Douglas, Cherokee and Fayette counties.

The following information is based on statistical estimates published by the ARC. The estimated population of the Atlanta Region increased by 8.4% from 3,429,400 persons in 2000 to 3,716,100 persons in 2004, making it one of the largest metropolitan areas in the country and the largest in the Southeast. The population of the Atlanta Region is projected to grow to 3,886,900 persons in 2010.

Housing units in the Atlanta Region increased 459,259 units and 43.6% since 1990 and increased 10.1%, from 1,373,058 units in 2000 to 1,511,689 units in 2004. Multifamily homes in the Atlanta Region increased 6.4% from 416,682 units in 2000 to 443,318 units in 2004.

The following table summarizes basic information about our communities.

		Year Completed or to be	Number of	Approximate Rentable Area	Average Unit Size	December 2004 Average Rental Rates		Average Physical Occupancy for the 12 Months Ended
Community	Location	Completed	Units	(Square Feet)	(Square Feet)	Per Unit	Per Square Foot	Dec. 31, 2004

Existing Communities:

Addison Place Townhomes (1)	Atlanta	1999	118	200,194	1,697	1,158	0.68	94.0%

Addison Place Apartments (1)	Atlanta	2001	285	403,312	1,415	987	0.70	94.2%

Total Addison Place (1)	Atlanta	1999/2001	403	603,506	1,498	1,038	0.69	94.2%

Ballantyne Place (2)	Charlotte	2005	319	404,222	1,267	1,012	0.80	N/A

Other Properties and Properties Under Construction:

Northridge Office Building (3)	Atlanta	2004	N/A	39,907	N/A	N/A	N/A	N/A

Addison Place Shops	Atlanta	2005	N/A	42,090	N/A	N/A	N/A	N/A

(1)
Addison Place was completed in two phases. Addison Place Townhomes, the 118-unit first phase, was completed in October 1999, and Addison Place Apartments, the 285-unit second phase, was completed in September 2001.

(2)	Ballantyne Place was completed in February 2005 and is in its lease-up phase. For this reason, its 12-month historical occupancy is not comparable.

(3)	The Northridge office building was completed in August 2004 and is in its lease-up phase. For this reason, its 12-month historical occupancy is not comparable.

Annual operating data at December 31, 2004 regarding Addison Place, our stabilized community that includes the Addison Place Townhomes and the Addison Place Apartments, is summarized in the following table. Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized because the applicable phase was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period. Throughout this table, “N/A” means “not applicable.”

		Physical Occupancy Rate					Average Effective Annual Rental Rates
	Month Completed Initial Lease up						2000		2001		2002		2003		2004
Community		2000	2001	2002	2003	2004	Per Unit	Per Sq. Ft.	Per Unit	Per Sq. Ft.	Per Unit	Per Sq. Ft.	Per Unit	Per Sq. Ft.	Per Unit	Per Sq. Ft.

Addison Place Townhomes	5/00	97.4%*	90.3%	74.7%	88.5%	94.0%	$1,288*	$0.76*	$1,335	$0.79	$1,275	$0.75	$1,195	$0.70	$1,157	$0.68

Addison Place Apartments	9/02	N/A	63.6%*	65.8%*	90.3%	94.2%	N/A	N/A	$1,148*	$0.81*	$1.044*	$0.74*	$1,007	$0.71	$994	$0.70

Total Addison Place	N/A	N/A	N/A	N/A	89.8%	94.2%	N/A	N/A	N/A	N/A	N/A	N/A	$1,061	$0.71	$1,041	$0.69

As described below, our Atlanta community and undeveloped land are located primarily along the Georgia 400 corridor in Fulton and Gwinnett counties and three submarkets, or geographic areas, within these counties. We also have one community in Charlotte that is described after the Georgia properties. Each heading identifies the property or properties within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC.

Fulton County

Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units and land area. Four of our properties are located in North Fulton County. North Fulton’s population was 205,970 at the end of 2000 and grew to 218,584 by 2004. The average North Fulton household income in 2003 was $103,190, which is 67% greater than the national average. Based on our market research, we believe North Fulton County has been adversely affected by the economic downturn. Our indicators include unemployment rates, apartment vacancies, business failures and mortgage foreclosures.

Alpharetta Area - Addison Place and Westside

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

Within this corridor is a large base of residential, commercial and office developments. The success of Alpharetta’s North Point Mall accelerated the already high rate of residential development, which caters to the upscale consumer. North Fulton’s neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters.

Addison Place Apartments and Townhomes. Addison Place is a 403-unit community located on Abbotts Bridge Road near the intersection of Abbotts Bridge and Jones Bridge roads. The first phase, the Addison Place Townhomes, contains 118 townhouses consisting of 60 two-bedroom townhouses of approximately 1,497 square feet each and 58 three-bedroom townhouses of approximately 1,903 square feet each. The second phase, the Addison Place Apartments, contains 285 garden-style apartment homes. It has 11 different floor plans, including 60 one-bedroom units ranging from 765 to 1,034 square feet, 147 two-bedroom units ranging from 1,150 to 1,550 square feet, 58 three-bedroom units at approximately 1,706 square feet and 20 four-bedroom units at approximately 2,074 square feet, along with 40 direct-entry garages. The weighted average unit size of the entire community is 1,498 square feet. The buildings are of a traditional design with stacked stone accents, brick and vinyl siding. The community features two swimming pools, a modern fitness and exercise facility, a business center, men’s and women’s saunas and a playground.

As of December 31, 2004, Addison Place was 93.8% occupied, and its monthly rental rates ranged from $815 to $1,925 per month, with a weighted average monthly rent of $1,039 per unit and $0.69 per square foot. Local real estate taxes were $374,000 in 2004.

Westside. The Westside property is located between Haynes Bridge Road and Mansell Road within a 220-acre master planned development known as Westside. Our 29.48-acre site is zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center. Westside is a new upscale mixed-use development. Its master plan includes condominiums, office space, retail, university education and retirement housing, as well as Encore Park for the Arts, a 27-acre arts complex including a performing arts center and a 12,000-seat amphitheater. The property is located on Westside Parkway, directly across Georgia 400 from the North Point Mall and Office Park and is adjacent to a proposed MARTA rail station. We intend to develop the condominiums ourselves and engage a joint-venture partner to develop the retail space and education center. Because we have not begun to develop the property, we cannot yet estimate the cost to complete the improvements or how we will finance our development and construction activities.

Perimeter Center/North Springs Area - Northridge and Peachtree Dunwoody

Perimeter Center/North Springs. The Perimeter Center/North Springs area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 and I-285 provide direct access within minutes to major regional malls such as Perimeter Center Mall and North Point Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta’s Central Business District are readily accessible via the Georgia 400 extension, which connects to I-85 South near downtown Atlanta.

The Perimeter Center submarket is one of the most dynamic office, retail and housing submarkets in the southeastern United States. It is Atlanta’s largest employment center outside of downtown Atlanta and is comprised of more than 27 million square feet of office space. The area currently has over 100,000 jobs and is projected to have over 180,000 jobs in the next 20 years. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph’s Hospital and Children’s Healthcare of Atlanta. Several prominent companies such as InterContinental Hotels Group, UPS, Cingular and Hewlett-Packard have located their worldwide or regional headquarters within the Perimeter Center area.

Northridge. The Northridge community will be located on a 10.9 acre site located adjacent to our former Highland Park community. We intend to construct a 220-unit upscale apartment community consisting of one and two-bedroom apartments with covered parking for residents. We expect to start construction by the end of 2005, and we estimate the total cost to be approximately $24 million.

Peachtree Dunwoody. The Peachtree Dunwoody property is a 9.84-acre site zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. The property is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the affluent Perimeter Center submarket of Atlanta. We intend to start the development of the apartments and condominiums ourselves by the end of 2005 and involve a joint-venture partner to develop the office and retail space. Because we have not begun to develop the property, we cannot yet estimate the cost to complete the improvements or how we will finance our development and construction activities.

Gwinnett County

From 2000 to 2004, Gwinnett’s population increased 14.0% to 670,800 persons. Gwinnett’s strong employment base, transportation networks, excellent public education system and affordable home prices contribute to the county’s growth. Gwinnett is home to approximately 235 international firms, over 860 manufacturing firms and 1,300 high technology firms that generate many of its 366,275 jobs. The average household income of the county is approximately $79,000. Our undeveloped land on Peachtree Parkway is in Gwinnett County.

Peachtree Corners Area - Peachtree Parkway

Peachtree Corners. The Peachtree Corners area is readily accessible from I-285, I-85 and Georgia 400, providing convenient proximity and access to both urban and suburban employment bases and retail conveniences. The upscale Forum shopping center anchors the shopping district located within Peachtree Corners. A major technology employment center in the area is Technology Park Atlanta, a 500-acre master-planned office development that is home to 138 companies in 3.8 million square feet of office space.

Peachtree Parkway. The Peachtree Parkway property is zoned for 292 apartment units. The 23.547-acre property is located on Peachtree Parkway at the intersection of Peachtree Corners Circle and across the street from the upscale Forum Shopping Center.

Charlotte, North Carolina

The following information is based on statistics and estimates published by the Charlotte Chamber of Commerce. Between 1990 and 2004, Mecklenburg County’s population grew from 511,363 to 801,137 persons. It is projected to grow to a population of 990,525 by 2010. Employment has grown to a total of 405,325 residents employed in 2004. Five of the nation’s top 150 banks operate in Charlotte and the nation’s largest two banks based on deposits, Bank of America and Wachovia (formerly First Union Corporation), are both headquartered in Charlotte. Other major employers include Carolinas Healthcare System, Charlotte-Mecklenburg School System, Duke Energy Corporation and USAirways. Additionally, 286 of the nation’s largest industrial and service corporations listed by FORTUNE magazine have facilities in the area.

Ballantyne Place. Ballantyne Place is located on a 23.8-acre site at the intersection of Lancaster Highway (old NC-521) and John J. Delaney Drive in the Ballantyne area, the largest mixed-use development in Mecklenburg County. The community is located near I-485 and I-77, which offer convenient access to downtown Charlotte and I-85. Ballantyne Place has 319 garden-style apartments, consisting of 110 one-bedroom units ranging from 766 square feet to 1,030 square feet, 143 two-bedroom units ranging from 1,144 square feet to 1,550 square feet, 48 three-bedroom units at 1,783 square feet and 18 four-bedroom units at 2,081 square feet, along with 36 direct-entry garages. The weighted average unit size is 1,267 square feet. As of December 31, 2004, the community was in its initial lease-up period and was 43.6% occupied. Rental rates range from $885 to $1,630 per month, resulting in a weighted average monthly rent of $1,050 per unit and $0.83 per square foot. Local real estate taxes were $329,000 in 2004.

The following table summarizes the amenities of each of our existing communities.

Type of Amenity	Addison Place Townhomes	Addison Place Apartments	Ballantyne Place

Patio, Porch Balcony	Yes	Yes	Yes
Washer Dryer Hook-ups	Yes	Yes	Yes
Garden Tubs	Yes	Yes	Yes
Fireplaces in select units	No	Yes	Yes
Swimming Pool	Yes	Yes	Yes
Clubhouse Fitness Center	No	Yes	Yes
Car Wash	Yes	Yes	Yes
Tennis Court(s)	Yes	Yes	Yes
Playground	No	Yes	Yes
Laundry Room	No	Yes	Yes
Other	Lake, Nature Trail	Lake, Nature Trail	Two Lakes, Walking Trail

Competition

All of the communities are located in developed areas, and numerous other apartment projects are located within the market area of each community. The number of competitive apartment communities in the area could have a material adverse effect on our ability to lease our apartments at the current or anticipated rental rates, and we can give no assurances regarding the development of additional competing multifamily communities in the future. The remainder of this section summarizes the competition for each of the communities. The following information reflects our study of apartment communities in each submarket that we believe to be closely competitive with our community or communities within that submarket. This section includes summary information we obtained from various sources - including developers and real estate brokers, as well as on-site visits - regarding those apartment communities. Although we have attempted to verify the information and believe that it is substantially accurate on the whole, information regarding a particular community may be incorrect due to the sources relied upon or erroneous information supplied by competitors.

Addison Place. We believe the Addison Place multifamily submarket includes the area within an approximately four-mile radius around this community. It is generally bounded by the Chattahoochee River to the east, Old Alabama to the south, Georgia 400 to the west and Windward Parkway to the north, and it currently consists of approximately 12 communities, including Addison Place. We believe that Addison Place draws residents from all of the approximately 11 other communities located in the market area, which compete closely with Addison Place.

Westside. We believe the Westside multifamily submarket includes the area within an approximately two-mile radius around this community. It is generally bounded by Alpharetta Highway to the west, Old Milton Parkway to the north, North Point Parkway to the east and Old Alabama to the south and currently consists of nine communities. We believe our Westside community will draw residents from the other nine communities located in the market area and that five of the nine communities will compete closely with the Westside community.

Northridge. We believe the North Springs multifamily submarket includes the area within an approximately two-mile radius around this planned community. It is generally bounded by the Chattahoochee River to the north and west, Georgia 400 to the east and Dalrymple Road to the south, and currently consists of 34 communities, including Highland Park, which we sold on August 6, 2003. Of the approximately 34 existing communities in the market area, only five have been built since 1989. The remaining communities range in age from 15 years to over 20 years. We believe our Northridge community will draw residents from all of the other 34 communities located in the market area, but only 11 of the 34 communities will compete closely with the Northridge community.

Peachtree Dunwoody. We believe that the north central Perimeter multifamily submarket includes the area within a two-mile radius around this planned community. It is generally bounded by Roswell Road to the west, Ashford Dunwoody Road to the east, Spalding Drive to the north and Glenridge Drive to the south. It currently consists of approximately 26 multifamily communities, including Preston Oaks, which we sold on June 2, 2004. Of the 26 existing communities in the market area, only six were built before 1983. The remaining 19 communities range from approximately two to 13 years of age. We believe that the Peachtree Dunwoody community will compete with all 26 of these communities.

Peachtree Parkway. We believe the Peachtree Corners multifamily submarket includes the area within an approximately four-mile radius around this community. It is generally bounded by Peachtree Industrial to the east, Holcomb Bridge Road to the south, Jones Bridge Road to the west and State Bridge Road to the north and currently consists of 35 communities. We believe our Peachtree Parkway community, should we choose to develop it, will draw residents from all of the other 35 communities located in the market area, but only five of the 35 communities will compete closely with the Peachtree Parkway community.

Ballantyne Place. We consider the Charlotte multifamily submarket to include the area within an approximately two-mile radius around the community. It is generally bounded by Providence Road to the east, Providence Road West to the south, Lancaster Highway (old NC-521) to the west and I-485 to the north, and it currently consists of approximately nine communities, including our Ballantyne Place. We believe that Ballantyne Place draws residents from all of the approximately eight other existing communities located in the market area, which compete with Ballantyne Place.

Summary of Debt Secured by Our Properties

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Summary Schedule, for an explanation of our current debt structure, including for each loan: the principal balance at December 31, 2004 and at its scheduled maturity, interest rate, maturity date, amortization schedule and monthly principal and interest payment.

Possible Additional Communities to Be Developed

From time to time Roberts Properties plans the development of other apartment communities to be located on property owned by Roberts Properties or other affiliates of Mr. Roberts, or on property that one of those entities is interested in acquiring. We may acquire those properties from Mr. Roberts or his affiliates after complying with our conflict of interest policies and our code of ethics and business conduct. We have recently acquired two undeveloped properties from affiliates of Mr. Roberts in that manner. Please see Item 1, Description of Business, Item 10, Directors and Executive Officers of the Registrant and Item 13, Certain Relationships and Related Transactions for more information about these matters.

Other Real Estate Assets

In addition to the communities, we own the Addison Place Shops, a 42,090 square foot retail center at the intersection of Abbotts Bridge Road and Jones Bridge Road in Alpharetta, Georgia and located directly in front of our Addison Place apartment community. We have completed construction of this retail center except for the interior tenant finish, and we have begun the lease-up. We entered into a cost plus 5% contract with Roberts Construction to build the retail center.

We also own an office building on Northridge Parkway in Atlanta, Georgia. We occupy a portion of one floor of the building as our corporate headquarters; and we have entered into leases for the remaining space on that floor with Roberts Properties and Roberts Construction and plan to lease the other two floors to unaffiliated tenants.

See Item 13, Certain Relationships and Related Transactions - Transactions with the Roberts Companies, for more information about the payment of fees to the Roberts Companies in connection with the development and construction of these projects.

ITEM 3. LEGAL PROCEEDINGS.

None of Roberts Realty, the operating partnership or our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the American Stock Exchange, or AMEX, under the symbol “RPI.” The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX during 2004 and 2003, as well as the quarterly dividends declared per share:
Quarter Ended	High	Low	Dividends Declared
2004
First Quarter	$8.10	$6.81	None
Second Quarter	11.10	5.50	$4.50
Third Quarter	8.34	5.66	None
Fourth Quarter	8.20	6.80	None

2003
First Quarter	$6.35	$5.95	None
Second Quarter	6.64	5.85	None
Third Quarter	7.35	6.15	$0.55
Fourth Quarter	7.35	6.85	None

On March 21, 2005, there were approximately 320 holders of record of our common stock.

As of March 21, 2005, we had 5,321,485 shares outstanding (excluding 362,588 shares held in treasury). In addition, 1,893,120 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Description of Business - The Operating Partnership. There is no established public trading market for the units. As of March 21, 2005, the operating partnership had 191 unitholders of record.

Other than as described in our quarterly reports on Form 10-Q for the first three quarters of 2004, we did not issue any shares of restricted common stock or other unregistered securities during 2004. We did not repurchase any shares during 2004.

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

On June 18, 2004, we paid a special distribution of $4.50 per share to shareholders and $4.50 per unit to unitholders in the operating partnership of record on June 14, 2004. We paid this distribution from the profits generated by the sale of five apartment communities to Colonial Properties Trust.

Our board of directors suspended payment of our regular quarterly dividends since the third quarter of 2001. We presently intend not to resume paying regular quarterly dividends. We have in the past paid distributions from the net proceeds of property sales. We expect in the near term to use all or most of the net proceeds of any sale for either or both of: (a) funding our ongoing development and construction program; and (b) acquiring other properties through a Section 1031 tax-deferred exchange, as we did with the proceeds of the sale of our St. Andrews at the Polo Club community. (A Section 1031 tax-deferred exchange permits our shareholders to defer paying the tax they would otherwise incur on the gain from the sale.)

To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet those distribution requirements.

ITEM 6. SELECTED FINANCIAL DATA.

In June and July 2004 we sold five Atlanta apartment communities and our only Florida community.  As a result, we have accounted for the operations of those communities as discontinued operations in the following table.  Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact we expect these sales will have on our future results of operations, liquidity and capital resources. Our financial results for certain periods reflect our ownership of these six apartment communities for part or all of those periods, and the results of operations of these apartment communities are material to the overall results reflected and discussed in this report.

OPERATING DATA:
(Dollars in Thousands, Except Per Share Amounts)

	2004	2003	2002	2001	2000
OPERATING DATA:
REVENUES:
Rental operations	$5,264	$4,607	$3,733	$3,305	$1,591
Other operating income	313	285	212	197	16

Total revenues	5,577	4,892	3,945	3,502	1,607

EXPENSES:
Property operating and maintenance expense (exclusive of
depreciation and amortization) (1)	2,611	1,703	1,616	1,248	675
Depreciation of real estate assets	2,619	1,795	2,029	1,733	809
Interest expense	2,889	2,003	1,775	1,115	(326)
Interest income	(294)	(77)	(39)	(263)	(214)
Amortization of deferred financing costs	142	149	163	90	79
Legal Settlement	(340)	0	0	0	0
General and administrative expense	1,708	2,072	2,155	1,732	2,197
Loss on disposal of assets	1	3	4	(3)	21
Total expenses	9,336	7,648	7,703	5,652	3,241

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY
INTEREST AND GAINS ON SALE OF REAL ESTATE ASSETS	(3,759)	(2,756)	(3,758)	(2,150)	(1,634)
MINORITY INTEREST OF UNITHOLDERS
IN THE OPERATING PARTNERSHIP	1,011	783	1,184	701	551
LOSS FROM CONTINUING OPERATIONS BEFORE GAINS ON
SALE OF REAL ESTATE ASSETS	(2,748)	(1,973)	(2,574)	(1,449)	(1,083)
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest
of unitholders in the operating partnership	102	77	941	0	0
LOSS FROM CONTINUING OPERATIONS	(2,646)	(1,896)	(1,633)	(1,449)	(1,083)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of
Minority interest of unitholders in the operating partnership	39,632	4,586	(883)	8,889	3,915

Net income (loss)	$36,986	$2,690	$(2,516)	$7,440	$2,832

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Loss from continuing operations	$(0.50)	$(0.37)	$(0.33)	$(0.30)	$(0.22)
Income (loss) from discontinued operations	7.51	0.89	(0.18)	1.83	0.80
Net income (loss)	$7.01	$0.52	$(0.51)	$1.53	$0.58

Dividends declared (2)	$4.50	$0.55	$0.00	$0.33	$0.74

	December 31,
BALANCE SHEET DATA
Real estate assets, before accumulated depreciation	$80,649	$42,175	$42,495	$41,937	$18,755
Real estate assets, net of accumulated depreciation	71,492	35,600	37,658	39,109	17,641
Total assets	129,229	177,739	179,007	165,503	131,529
Total debt	72,942	57,917	53,363	45,364	23,644
Minority interest of unitholders in the operating partnership	14,368	9,214	9,361	11,996	10,607
Shareholders’ equity	39,849	24,049	22,479	25,374	21,437

Footnotes are on the following page.

	December 31,
	2004	2003	2002	2001	2000
OTHER DATA:
Cash flow provided from (used in):
Operating activities of continuing operations	$(2,396)	$(1,263)	$(1,712)	$(253)	$(665)
Operating activities of discontinued operations	922	3,234	4,481	6,239	7,150
Investing activities	38,427	(4,739)	(16,221)	(49,684)	(11,565)
Financing activities	(17,984)	5,809	16,377	44,820	4,902
Net increase (decrease) in cash and cash equivalents	18,969	3,041	2,925	1,122	(178)
Cash and cash equivalents, beginning of year	8,583	5,542	2,617	1,495	1,673
Cash and cash equivalents, end of year	27,552	8,583	5,542	2,617	1,495

Funds from operations (3)	$(662)	$2,016	$1,987	$4,722	$6,173

Weighted average common shares outstanding - basic	5,280,064	5,171,748	4,943,280	4,870,117	4,881,601
Weighted average common shares outstanding - diluted (effect of operating partnership units)	7,220,658	7,223,727	7,220,593	7,226,123	7,367,068
Total stabilized communities (at end of year)	1	7	5	8	9
Total stabilized apartments (at end of year)	403	1,632	1,029	1,633	1,779
Average physical occupancy (stabilized communities) (4)	94.2%	86.2%	93.3%	95.9%	93.7%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.
(2)	We began paying dividends and distributions on our common stock and units beginning on April 15, 1996.
(3)
Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Supplemental Disclosure of Funds From Operations, for a reconciliation of net income to FFO.

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

Overview

We own multifamily residential properties as a self-administered and self-managed equity real estate investment trust. At December 31, 2004, we owned one completed and stabilized 403-unit multifamily apartment community, consisting of 285 apartment homes and 118 townhomes, and one community in lease-up consisting of 319 apartment homes. We also have a 220-unit apartment community under development and three other parcels of undeveloped land that are zoned for a total of 528 apartment homes and 229 condominium units.

In Atlanta, our primary market, sluggish job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. As of December 31, 2004, our average stabilized occupancy was 93.8%. As of February 28, 2005, our average stabilized occupancy was 95.5%. To maintain our physical occupancy we offer residents incentives in the form of concessions and lower rents, which result in decreased revenues and income from operations from our stabilized communities. While improvements were made by the end of 2004, we expect rent concessions and lower rents to continue for the foreseeable future, and we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve materially. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

We will continue to seek opportunities to create shareholder value. These efforts may include periodically selling our properties as we have done in the past and making distributions to our shareholders from the sales proceeds or redeploying the proceeds of any property sale in other properties through a Section 1031 tax-deferred exchange. As noted elsewhere in this report, however, we have eight properties that are currently producing minimal cash flow. Although we may sell one or more of our properties in the next year or two, we expect in the near term to use all or most of the net proceeds of any sale for either or both of: (a) funding our ongoing development and construction program; and (b) acquiring other properties through a Section 1031 tax-deferred exchange, as we did with the proceeds of the sale of our St. Andrews at the Polo Club community.

Sales of Six Apartment Communities in 2004 and Purchase of New Properties for Development in 2004 and 2005

Sale of Five Apartment Communities to Colonial Properties Trust. On June 2, 2004, we sold five of our Atlanta apartment communities - Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units - to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per apartment unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. Net sales proceeds were approximately $47,016,000, or $6.51 per share/unit, after deduction of:

(a)	$58,802,000 for the mortgage notes payable assumed by the buyer;

(b)	closing costs and prorations totaling $150,000; and

(c)	a partnership profits interest distribution of $3,182,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

On June 18, 2004, we paid a distribution of $4.50 per share/unit to shareholders and unitholders of record on June 14, 2004.

Sale of St. Andrews at the Polo Club. On July 29, 2004, we sold our St. Andrews at the Polo Club community in Palm Beach County, Florida to an unrelated third party for $36,000,000, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,113,000 after deduction of:

(a) $20,412,000 for the mortgage note payable assumed by the buyer, and

(b) closing costs and prorations totaling $475,000.

We reinvested the majority of the proceeds from the sale of St. Andrews at the Polo Club in other properties through a Section 1031 tax-deferred exchange, which permits our shareholders to defer paying the tax they would otherwise incur on the gain.

For more detail regarding the effects of the sales of these communities, see (a) Anticipated Effects of Sale of Six Apartment Communities on our Future Results of Operations, and (b) Liquidity and Capital Resources below.

Recent Purchases of New Properties for Development. In December 2004 and January 2005, we used the majority of the proceeds of the sale of St. Andrews at the Polo Club, described above, and new borrowings to fund the following purchases:

(a)	we paid $7,769,500 for an 82% undivided interest in 23.547 acres of undeveloped land zoned for 292 apartment units in Gwinnett County, Georgia;

(b)
we paid $5,880,000 for a 29.48-acre site of undeveloped land zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center in Alpharetta, Georgia; and

(c)
we paid $15,700,000 for a 9.84-acre site of undeveloped land zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space in Atlanta, Georgia.

We paid a total of $29,349,500 to purchase these three properties.

Other Property Sales in 2004, 2003 and 2002

On October 29, 2004, we sold a 1.2 acre parcel of land located adjacent to our Addison Place community for $895,000, resulting in a gain of approximately $102,000, net of minority interest of $37,000. Net sales proceeds were approximately $890,000 after deduction of closing costs and prorations totaling $5,000.

On August 6, 2003, we sold our Highland Park community for $17,988,000, resulting in a gain of approximately $6,174,000, net of minority interest of $2,476,000. Net sales proceeds were approximately $6,932,000 after deduction of:

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

Substantial Effect of Property Sales on Future Operating Results and on the Presentation of Our Financial Results in This Report

In light of the sale of five communities to Colonial during June 2004 and the sale of St. Andrews at the Polo Club in July 2004, we have accounted for the operations of those communities as discontinued operations for the years ended December 31, 2004, 2003 and 2002. Accordingly, the analysis and discussion in this Item 7 focuses on the continuing operations of our remaining properties. Investors should take the sale of these communities into account in reviewing this report. The results of operations of these apartment communities are material to the overall results reflected and discussed in this report.

Results of Operations for the Years Ended December 31, 2004, 2003 and 2002

The comparisons below do not include the results of our discontinued operations that are reflected as assets and liabilities held for sale in the accompanying consolidated balance sheets and as income from discontinued operations in the accompanying consolidated statements of operations.

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)			%			%
	2004	2003	Change	2003	2002	Change
Total operating revenues	$5,577	$4,892	14.0%	$4,892	$3,945	24.0%
Property operating expenses (1)	$2,611	$1,703	53.3%	$1,703	$1,616	5.4%
General and administrative expenses	$1,708	$2,072	(17.6%)	$2,072	$2,155	(3.9%)
Depreciation of real estate assets	$2,619	$1,795	45.9%	$1,795	$2,029	(11.5%)
Loss from operations	$(1,361)	$(678)	100.7%	$(678)	$(1,855)	(63.5%)
Net loss from continuing operations	$(2,646)	$(1,896)	39.6%	$(1,896)	$(1,633)	16.1%
Average stabilized occupancy (2)	93.2%	89.6%	3.6%	89.6%	86.2%	3.4%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.
(2)
Represents the average physical occupancy of our stabilized properties calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%. The calculation includes the following properties only through the dates shown, which are the dates we sold each respective property: (a) Bradford Creek, Plantation Trace, Preston Oaks, River Oaks and Veranda Chase only through June 2, 2004; (b) St. Andrews at the Polo Club only through July 29, 2004; and (c) Highland Park only through August 6, 2003.

For the year ended December 31, 2004, we recorded a loss from continuing operations of $2,646,000 or $0.50 per share compared to a net loss from continuing operations of $1,896,000 or $0.37 per share for the year ended December 31, 2003 and a net loss from continuing operations of $1,633,000 or $0.33 per share for the year ended December 31, 2002. The $750,000 increase in net loss from continuing operations from $1,896,000 in 2003 to $2,646,000 in 2004 is due primarily to the following:

(a)	a $908,000 increase in property operating expenses (excluding depreciation and general and administrative expenses) due primarily to Ballantyne Place, which began lease-up in March 2004;

(b)	an $886,000 increase in interest expense due primarily to a reduction of capitalized interest related to Ballantyne Place and the Northridge office building; and

(c)	an $824,000 increase in depreciation expense due to Ballantyne Place and the Northridge office building, which both began depreciating in the third quarter of 2004;

partially offset by:

(d)	a $685,000 increase in operating revenues due primarily to Ballantyne Place, which began leasing activity in March 2004;

(e)	a $364,000 decrease in general and administrative expenses due primarily to lower legal fees, salaries, recruiting costs and office rent;

(f)	a legal settlement in April 2004, which generated $340,000 of other income;

(g)	a $228,000 increase in the minority interest in the loss from continuing operations before gains on sale of real estate assets; and

(h)	a $217,000 increase in interest income due to higher cash balances generated by the sales of six communities during 2004.

The $263,000 increase in net loss from continuing operations from $1,633,000 in 2002 to $1,896,000 in 2003 is due primarily to the following:

(a)	a gain of $1,043,000, net of minority interest, on the sale of our East Fox property in November 2002;

(b)	a $401,000 decrease in the minority interest in the loss from continuing operations before gains on sale of real estate assets; and

(c)	a $228,000 increase in interest expense due primarily to a reduction of capitalized interest related to our Northridge apartment community;

partially offset by:

(d)	a $947,000 increase in operating revenues due primarily to Addison Place; and

(e)	a $234,000 decrease in depreciation expense related to the aging of furniture, fixtures and equipment at our Addison Place community.

Same-Property Operating Performance

One of our communities, Addison Place, was fully stabilized during the three years ended December 31, 2004, 2003 and 2002. Results for Addison Place are summarized in the table below.

	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2004	2003	% Change	2003	2002	% Change

Total operating revenues	$4,994	$4,869	2.6%	$4,869	$3,933	23.8%
Property operating expenses (1)	$1,735	$1,639	5.9%	$1,639	$1,630	0.5%
Average stabilized occupancy (2)	94.2%	89.8%	4.4%	89.8%	69.9%	19.9%
Average monthly rent per apartment home	$1,041	$1,061	0.8%	$1,061	$1,127	0.7%
Lease renewal percentage (3)	56.8%	56.9%	(0.1%)	56.9%	51.8%	5.1%

(1)	Property operating expenses include personnel, utilities, real estate taxes, insurance, maintenance, landscaping, marketing and property administration expenses.
(2)
Represents the average physical occupancy of the stabilized community calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.

(3)	Represents the number of leases renewed divided by the number of leases expired during the period presented, expressed as a percentage.

Comparison of Statements of Operations

The following discussion compares our statements of operations for the years ended December 31, 2004, 2003 and 2002.

Total operating revenues increased $685,000 or 14.0% from $4,892,000 for the year ended December 31, 2003 to $5,577,000 for the year ended December 31, 2004. The increase is due primarily to the following:

(a)	a $513,000 increase in operating revenues at Ballantyne Place, which began leasing activity in March 2004; and

(b)	a $125,000 increase in operating revenues at Addison Place.

Total operating revenues increased $947,000 or 24.0% from $3,945,000 for the year ended December 31, 2002 to $4,892,000 for the year ended December 31, 2003. The increase is due to Addison Place.

Property operating expenses (excluding de0reciation and general and administrative expenses) increased $908,000 or 53.3% from $1,703,000 for the year ended December 31, 2003 to $2,611,000 for the year ended December 31, 2004. The increase in property operating expenses is du% primarily to the following:

(a)	a $655,000 increase due to Ballantyne Place, which began lease-up in March 2004;

(b)	a $161,000 increase in operating expenses due to our Northridge office building, which was completed in the third quarter of 2004; and

(c)	a $97,000 increase in operating expenses related to Addison Place.

Property operating expenses (excluding depreciation and general and administrative expenses) increased $87,000 or 5.4% from $1,616,000 fop the year ended December 31, 2002 to $1,703,000 for the year ended December 31, 2003. The incpease in property operating expenses is due primarily to increases in operating expenses at Addison Place; property insurance at Addison Place Shops and Ballantyne Place; and property taxes for Northridge.

General and administrative expenses decreased $364,000 or 17.6% from $2,072,000 for the year ended December 31, 2003 to $1,708,000 for the year ended December 31, 2004. These expenses include salaries; legal, a#counting and tax fees; recruiting, travel and lodging expenses; director fees; marketing and printing fees and other costs. This decrease is due primarily to decreases in legal fees, corporate office salaries, recruiting costs, and office rent. Genepal and administrative expenses as a percentage of operating revenues decreased from 42.4% for the year ended December 31, 2003 to 30.6% for the year ended ecember 31, 2004.

General and administrative expenses decreased $83,000 or 3.9% from $2,155,000 for the year ended December 31, 2002 to $2,072,000 for the year ended December 31, 2003. This decrease is due primarily to decreases in corporate office salaries, recruiting costs, and travel expenses. General and administrative expenses as a percentage of operating revenues decreased from 54.6% for the year ended December 31, 2002 to 42.4% for the year ended December 31, 2003.

Depreciation expense increased $824,000 or 45.9% from $1,795,000 for the year ended December 31, 2003 to $2,619,000 for the year ended December 31, 2004. The increase is due primarily to the completion of Ballantyne Place and the Northridge office building in the third quarter 2004.

Depreciation expense decreased $234,000 or 11.5% from $2,029,000 for the year ended December 31, 2002 to $1,195,000 for the year ended December 31, 2003. The decrease is due to the aging of furniture, fixtures and equipment at our Addison Place community.

Interest income increased $216,000 or 280.5% from $77,000 for the year ended December 31, 2003 to $294,000 for the year ended December 31, 2004. The increase is due to higher cash balances resulting from the sales of six properties in 2004.

Interest expense increased $886,000 or 44.2% from $2,003,000 for the year ended December 31, 2003 to $2,889,000 for the year ended December 31, 2004. The increase is due primarily to a reduction of capitalized interest related to Ballantyne Place and the Northridge office building, which were both completed in the third quarter of 2004.

Interest expense increased $228,000 or 12.8% from $1,775,000 for the year ended December 31, 2002 to $2,003,000 for the year ended December 31, 2003. The increase is due primarily to a reduction in capitalized interest related to our Northridge apartment community.

On April 8, 2004, we settled a lawsuit we filed against an architectural firm hired to work on our Addison Place Apartments and Ballantyne Place. We received proceeds of $500,000 as a result of the settlement and were required to pay $120,000 to the defendant for use of their architectural plans. The $120,000 represents amounts the defendants previously billed us but we had not paid because of this business dispute.

On November 21, 2002, we sold the 9.5 acres of land located at the corner of Jones Bridge Road and East Fox Court, in Alpharetta, Georgia for $3,200,000 plus a reimbursement of previously paid sewer costs of $302,000. The sale resulted in a gain on sale of real estate assets of $1,043,000, net of minority interest of $480,000.

On February 28, 2003, we received an aggregate of $381,000 in connection with the sale of land, reimbursement for land improvements and conveyances of temporary construct)on easements to Fulton County, Georgia for road right-of-way projects at our Addison Place community, which resulted in a gail of $77,000, net of minority interest of unitholders in the operating partnership.

On October 29, 2004, we sold 1.2 acres of land located adjacent to our Addison Pl!ce community fop $895,000, resulting in a gain on sale of real %state assets of $102,000, net of minority interest of $37,000.

On August 6, 2003, we completed the sale of our Highland Park community for $17,988,000, resultine in a gain of approximately $6,174,000, net of minority interest of $2,476,000. The gain is reported in income from discontinued operations.

On June 2, 2004, we sold five of our Atlanta apartment communities - Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units - to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per apartment unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. The gain is reported in income from discontinued operations.

On July 29, 2004, we sold our St. Andrews at the Polo Club community in Palm Beach County, Florida for $36,000,000, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. The gain is reported in income from discontinued operations.

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

Reduced Revenues. Revenues for the six apartment communities were $14.3 million for 2003, or approximately 69.9% of our revenue. Accordingly, our revenues will be materially lower in future years than in 2003. We note, however, that Ballantyne Place is generating more revenue each month as it is leasing up.

Reduced Income from Operations. Income from operations provided by the six apartment communities was $3.5 million for 2003, or approximately 124.1% of our total income from operations. Accordingly, we expect our income from operations will be materially lower in future years than in 2003.

Reduction in Number of Employees and Associated Costs. Our number of employees has decreased from approximately 44 to approximately 22, and our related costs have decreased materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses will be materially less than the percentage of our revenues represented by the communities we have sold.

Liquidity and Capital Resources

Comparison of Years Ended December 31, 2004, 2003 and 2002. Cash and cash equivalents increased $18,969,000 from $8,583,000 as of December 31, 2003 to $27,552,000 as of December 31, 2004. The increase was due to an increase in cash provided by investing activities, offset by an increase in cash used in financing activities and an increase in cash used in operating activities. Cash and cash equivalents increased $3,041,000 from $5,542,000 as of December 31, 2002 to $8,583,000 as of December 31, 2003. The increase was due to a decrease in cash used in investing activities, offset by a decrease in cash provided by financing activities and a decrease in cash provided by operating activities.

In the past, a primary source of liquidity for us has been cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses with respect to those apartment homes. The sale of six apartment communities during 2004 resulted in a decrease in operating revenues to a level that is less than operating expenses. Net cash used in operations increased $3,445,000 from cash provided of $1,971,000 during 2003 to cash used of $1,474,000 during 2004. The decrease in cash flow from operations is due to the sale of the six apartment communities during 2004, partially offset by revenues from Ballantyne Place as it began its lease-up.

Net cash provided by operating activities decreased $798,000 from $2,769,000 during 2002 to $1,971,000 during 2003. The decrease is primarily due to a decrease in same-property operating income and higher interest expense.

In addition to experiencing lower operating revenues from the sale of six properties, we have three properties in lease-up, one property in the planning and design phase and four parcels of undeveloped land. In total, these eight properties required an investment of approximately $46.4 million that is currently producing minimal cash flow. The decreased revenue, together with our rebuilding program, has reduced our cash flow from operations. We believe that our cash flow from operations will improve as we lease-up properties and finish our new properties under development and construction. Until there is a sustained and broad-based economic recovery resulting in positive job growth, however, the Atlanta apartment market will remain soft, and we will continue to experience the negative effects of lower rents.

On August 27, 2003, we paid a special distribution of $0.55 per share to shareholders and $0.55 per unit to unitholders of record on August 18, 2003. We paid this special distribution from the profit generated by the sale of our 188-unit Highland Park community. On June 18, 2004, we paid a special distribution of $4.50 per share to shareholders and $4.50 per unit to unitholders of record on June 14, 2004. We used the significant profits generated by the sale of five apartment communities to Colonial Properties Trust to fund this distribution.

Our board of directors suspended payment of our regular quarterly dividends since the third quarter of 2001. We presently intend not to resume paying regular quarterly dividends. We expect in the near term to use all or most of the net proceeds of any sale for either or both of: (a) funding our ongoing development and construction program; and (b) acquiring other properties through a Section 1031 tax-deferred exchange, as we did with the proceeds of the sale of our St. Andrews at the Polo Club community.

On December 29, 2004, we purchased an 82% undivided interest in approximately 23.5 acres of undeveloped land from Roberts Properties Peachtree Parkway, L.P. of which Mr. Roberts owns a 98.7%  interest. The purchase price was $7,786,000, including closing costs for the land located on Peachtree Parkway in Gwinnett County, Georgia. The purchase was funded by a land loan closed on the purchase date and a portion of the sale proceeds from the sale of St. Andrews at the Polo Club as part of a Section 1031 tax-deferred exchange. If we choose to develop the Peachtree Parkway land, a substantial construction loan and additional equity will be required to complete the construction of the project.

On December 29, 2004, we purchased 29.48 acres of undeveloped land on Westside Parkway in Alpharetta, Georgia for $5,919,000, including closing costs. The purchase was funded by a land loan closed on the purchase date and a portion of the sale proceeds from the sale of St. Andrews at the Polo Club as part of a Section 1031 tax-deferred exchange. If we choose to develop the Westside Parkway land, a substantial construction loan and additional equity will be required to complete the construction of the project.

On January 20, 2005, we purchased 9.84 acres of undeveloped land located on Peachtree Dunwoody Road in the Perimeter Center submarket of Atlanta. The purchase price of $15,700,000 was funded by a land loan closed on the purchase date and a portion of the sale proceeds from the sale of St. Andrews at the Polo Club as part of a Section 1031 tax-deferred exchange. When we begin development of the Peachtree Dunwoody land within the next year, a substantial construction loan and additional equity will be required to complete the construction of the project.

Net cash provided by investing activities increased $43,166,000 from cash used of $4,739,000 during 2003 to cash provided of $38,427,000 during 2004. The increase is due primarily to the following:

(a)	a $55,706,000 increase in proceeds from the sale of real estate assets from $7,313,000 during 2003 to $63,019,000 during 2004 due to:

▪	$47,016,000 net proceeds from the Colonial sale in June 2004;
▪	$15,113,000 net proceeds from the sale of our St. Andrews at the Polo Club community in July 2004; and
▪	$890,000 net proceeds from the sale of the Addison Place outparcel in October 2004;

offset by:

▪	$6,932,000 net proceeds from the sale of Highland Park in August 2003; and
▪	$381,000 net proceeds from the sale of land and reimbursement for land improvements for right-of-way projects at our Addison Place community in February 2003;

offset by:

(b)	a $12,540,000 increase in cash used for the acquisition and construction of real estate assets from $12,052,000 during 2003 to $24,592,000 during 2004 due primarily to the acquisitions of Peachtree Parkway and Westside Parkway in the fourth quarter of 2004.

Net cash used in investing activities decreased $11,482,000 from $16,221,000 during 2002 to $4,739,000 during 2003. The decrease is due primarily to the following:

(a)
construction and development costs of $11,667,000 in 2003 related to Veranda Chase, Ballantyne Place, the Northridge office building and the Addison Place Shops compared to construction and development costs of $19,542,000 in 2002 related to the same properties;

offset by:

(b)
proceeds of $381,000 from the sale of land and reimbursement for land improvements for right-of-way projects at the Addison Place community in February 2003 and proceeds of $6,932,000 from the sale of Highland Park in August 2003, compared to proceeds of $3,471,000 from the sale of East Fox Court land in 2002.

Net cash used in financing activities increased $23,793,000 from cash provided of $5,809,000 during 2003 to cash used of $17,984,000 during 2004. This increase is due primarily to the following:

(a)	a $28,547,000 increase in cash used to pay distributions from $3,962,000 during 2003 to $32,509,000 during 2004;

(b)	a $10,750,000 decrease in proceeds from mortgage notes payable from $10,750,000 during 2003 to none during 2004 due to the refinancing of our River Oaks apartment community in 2003; and

(c)
a $3,731,000 decrease in proceeds received from construction loans from $12,567,000 during 2003 compared to $8,836,000 during 2004 due to lower borrowings related to Addison Place Shops, Ballantyne Place and Veranda Chase

offset by:

(d)
a $9,462,000 increase in proceeds from land notes payable from none during 2003 to $9,462,000 during 2004 due to the acquisitions of the Peachtree Parkway and Westside Parkway properties in December 2004;

(e)	a $8,487,000 decrease in payoffs of mortgage notes from $8,487,000 during 2003 to none during 2004 due to the refinancing of debt secured by our River Oaks community in 2003;

(f)
a $700,000 decrease in payoffs of land notes payable due to the $3,700,000 payoff of debt secured by Addison Place Shops in 2003 compared to the $3,000,000 payoff of debt secured by our Northridge apartment land in 2004;

(g)	a $455,000 decrease in principal repayments on mortgage notes payable from $1,107,000 during 2003 to $652,000 during 2004; and

(h)	a $131,000 decrease in cash used for the payment of loan costs from $252,000 during 2003 to $121,000 during 2004 due primarily to:

▪	$166,000 of loan costs relating to the refinancing of debt secured by our River Oaks community in 2003; and
▪	$55,000 of loan costs relating to the construction loan secured by the Addison Place Shops in 2003;

offset by:

▪	$82,000 of loan costs relating to the acquisitions of Peachtree Parkway and Westside Parkway in the fourth quarter of 2004.

Net cash provided by financing activities decreased $10,568,000 from $16,377,000 during 2002 to $5,809,000 during 2003. This decrease is due primarily to the following:

(a)	a decrease of $6,120,000 from the $18,687,000 proceeds received from construction loans in 2002 compared to $12,567,000 received in 2003 due primarily to:

▪	a decrease of $6,912,000 for Veranda Chase, which was completed in 2002;
▪	a decrease of $2,006,000 for our Ballantyne Place community;

▪	a decrease of $491,000 for our Northridge office building; and
▪	a decrease of $102,000 for the Addison Place Apartments.

(b)	an increase in cash used to pay distributions to $3,962,000 in 2003 compared to none in 2002;

(c)
an increase in payoffs of land notes payable of $2,400,000 due to the payoff of the $3,700,000 Addison Place Shops land loan in 2003 compared to the payoff of the $1,300,000 East Fox Court land loan in 2002;

(d)	net increase of $2,372,000 from the refinancing of the Highland Park mortgage loan in 2002, compared to a net increase of $2,263,000 from the refinancing of the River Oaks mortgage loan in 2003;

offset by:

(e)	net repayments of $2,000,000 on the line of credit in 2002, compared to no borrowings or repayments on the line of credit in 2003.

The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at December 31, 2004 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and required principal payments are made prior to maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity) December 31, 2004

	Lender	Interest Terms	Interest Rate (%)	Maturity Date	Balance at Maturity	Monthly Payment	Balance at 12/31/04

Addison Place Apartments (1)	Wachovia Bank	Fixed-rate const/perm	8.62	05/10/05	$22,071,000	Variable	$22,130,000

Northridge Office Building (2)	Bank of North Georgia	LIBOR plus 200 b.p.	4.40	05/28/05	4,530,000	Interest only	4,530,000

Revolving $2 million credit line (2)	Compass Bank	LIBOR plus 175 b.p.	4.15	08/01/05	0	Interest only	0

Land Loan (2)	Wachovia Bank	LIBOR plus 185 b.p.	4.25	12/29/05	6,842,000	Interest only	9,462,000

Addison Place Shops (2) (3)	Compass Bank	LIBOR plus 185 b.p.	4.25	04/30/06	6,500,000	Interest only	5,280,000

Ballantyne Place (2) (4)	AmSouth Bank	LIBOR plus 200 b.p.	4.40	03/10/08	19,642,000	Interest only	22,484,000

Addison Place Townhomes (5)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,056,000

Totals					$67,972,000		$72,942,000

(1)
The loan secured by the Addison Place Apartments is a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement, which may result in a prepayment premium depending upon market interest rates. The prepayment premium (if any) is equal to the present value of the difference between the existing fixed interest rate on the interest rate swap agreement and the current replacement rate for a similar structure in the marketplace at the time of prepayment. There is no minimum prepayment fee. Remaining principal payments on the loan are scheduled as follows: 2005 - $59,000, plus the balloon payment of $22,071,000 due at maturity.

(2)
The interest rate shown for variable-rate debt is as of December 31, 2004. The construction loan on the Addison Place Shops with Compass Bank has an interest rate floor of 3.50%. The construction loan on the Northridge office building with Bank of North Georgia has an interest rate floor of 3.75%.

(3)
The Addison Place Shops construction loan is not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of the loan is drawn and required principal payments are made prior to maturity.

(4)
The loan matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. The construction loan for Ballantyne Place is not yet fully drawn.

(5)
The loan secured by the Addison Place Townhomes may be prepaid upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. The loan may be prepaid in full during the last 30 days before its maturity date without any prepayment premium.

Our existing loans will require balloon payments, in addition to monthly principal amortization, coming due over the years 2005 to 2009 as summarized below:

Debt Maturity Schedule

Year	Aggregate Balloon Payments	Applicable Communities or Properties

2005	$33,443,000	Addison Place Apartments (1), Northridge Office Building, Land Loan
2006	6,500,000	Addison Place Shops
2007	0
2008	19,642,000	Ballantyne Place (2)
2009	8,387,000	Addison Place Townhomes

Total	$67,972,000

(1) On May 6, 2004, we obtained a $21,000,000 loan commitment from the Federal Home Loan Mortgage Corporation (Freddie Mac) to refinance the Addison Place Apartments. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.35%. We expect to close the new loan upon the maturity of the existing loan in May 2005.

(2) On July 15, 2004, we obtained a $23,000,000 loan commitment from Freddie Mac to refinance Ballantyne Place. The loan will have a ten year term and bear interest at a fixed interest rate of 6.06%. We expect to close the new loan in July 2005.

Short-Term Debt

Unsecured Line of Credit. We have a $2,000,000 unsecured line of credit, which expires August 1, 2005, to provide funds for short-term working capital purposes. At December 31, 2004, there were no borrowings under this line of credit. Although we intend to renew the line of credit, there is no assurance that the bank will offer renewals or, if the renewal is offered, that it will be on favorable terms.

Addison Place Apartments. On May 6, 2004, we obtained a $21,000,000 loan commitment from Freddie Mac to refinance our $22,071,000 Addison Place Apartments mortgage loan. The new loan will have a ten-year term and bear interest at a fixed interest rate of 6.35%. We expect to close the new loan upon the maturity of the existing loan on May 10, 2005. We intend to repay the remaining balance of approximately $1,071,000 on the existing loan from working capital.

Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. At December 31, 2004, $4,530,000 was drawn on the loan, and we anticipate that it will have a $4,530,000 principal balance at maturity. We intend to refinance the construction loan on this property with permanent financing before its maturity date. To do so, we may be required to pay down its principal balance. There is no assurance that this financing will be available or, if it is available, that it will be on favorable terms.

Land Loan. On December 29, 2004, we closed a $20,412,000 loan to fund portions of the purchase prices of an 82% undivided interest in 23.5 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia and 29.47 acres of undeveloped land located in Alpharetta, Georgia. At December 31, 2004, $9,462,000 was drawn on the loan, which has a one-year term and bears interest at the 30-day LIBOR plus 185 basis points. In January 2005, we borrowed the remaining $10,950,000 under the loan to fund part of the purchase price of the Peachtree Dunwoody property. We can obtain a release on each parcel by paying a set price, as we did in February 2005 to release the parcel on Peachtree Parkway. We intend to refinance any remaining balance of the loan at its maturity. There is no assurance that this financing will be available or, if it is available, that it will be on favorable terms.

Long-Term Debt

With respect to the debt that matures after 2005, we anticipate that we will repay only a small portion of the principal of that indebtedness before maturity and that we will not have funds on hand sufficient to repay that indebtedness at maturity. We currently intend to refinance our maturing debt through debt financing collateralized by mortgages on individual properties, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.

Floating Rate Debt

Other than the loans secured by Addison Place, our loans bear interest at floating rates. These loans, which had an aggregate outstanding balance of $39,759,000 at February 28, 2005, bear interest at rates ranging from 185 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as has occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $33,000 per month and adversely affect our liquidity and capital resources to that degree.

On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At December 31, 2004, $5,280,000 was outstanding on the loan.

On July 15, 2004, we obtained a $23,000,000 loan commitment from Freddie Mac to refinance Ballantyne Place. The loan will have a ten-year term and bear interest at a fixed interest rate of 6.06%. We expect to close the new loan in July 2005. We intend to draw down no more than $23,000,000 on the existing loan. At December 31, 2004, $22,484,000 was outstanding on the loan.

Settlement of Lawsuit

On April 8, 2004, we settled a lawsuit we filed against an architectural firm hired to work on our Addison Place Apartments and Ballantyne Place properties. We received proceeds of $500,000 as a result of the settlement and were required to pay $120,000 to the defendant for use of their architectural plans. The $120,000 represents amounts the defendants previously billed us but we had not paid because of this business dispute.

Anticipated Effects of Sale of Six Apartment Communities on our Liquidity and Capital Resources

As described above, we sold six apartment communities in June and July 2004. We anticipate that these sales will generally affect our future liquidity and capital resources as follows:

Net Cash Provided by Operating Activities from Continuing Operations. A significant portion of the net cash provided by operating activities from continuing operations has in the past been provided by the six apartment communities that we sold. Accordingly, we expect net cash provided by operating activities from continuing operations to be materially lower in future years than in 2003.

Reduced Revenue. Revenues for the six apartment communities were $14.3 million for 2003, or approximately 69.9% of our revenue. Accordingly, we expect our revenues to be materially lower in future years than in 2003.

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

Reduced Interest Expense. Interest expense for the six apartment communities was $5.6 million, or 69.9%, of our interest for 2003. Accordingly, our interest expense will be materially lower in future years than in 2003.

We anticipate that aggregate operating revenues will be adequate to provide short-term (12 months) liquidity for the payment of direct rental operating expenses (excluding corporate general and administrative expenses), interest and scheduled amortization of principal on related mortgage notes payable (other than the May 2005 maturity of the Northridge office building construction loan as noted above). We intend to meet our other short-term liquidity requirements, including general and administrative expenses, improvements and renovations at existing communities, with cash reserves. If we are unable to secure permanent financing or otherwise refinance our construction loan on our Northridge office building that matures on May 28, 2005, we may have to defer or curtail our planned development and construction activities. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary from the sale of properties.

Contractual Obligations

The following table presents contractual obligations of Roberts Realty by the period the payments are due (dollars in thousands, unaudited):

	Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$82,471	$40,191	$32,240	$10,040	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Due to Roberts Construction (2)	653	653	0	0	0
Interest Rate Swap Contract Payable (3)	436	436	0	0	0
Total	$83,560	$41,280	$32,240	$10,040	$0

(1)
See Debt Summary Schedule above for a description of our long-term debt obligations. In computing interest expense related to our variable rate debt, we assumed a LIBOR of 2.4% for all periods, and for the fixed rate debt we used the applicable contractual rates.

(2)
See Item 13, Certain Relationships and Related Transactions - Transactions with the Roberts Companies - Construction Contracts for a description of our construction contracts with Roberts Construction, under which we are obligated to pay Roberts Construction to provide construction services to us.

(3)
See Critical Accounting Policies - Derivatives and Hedging Activities and Item 7A, Quantitative and Qualitative Disclosures about Market Risk for a description of our use of derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use derivative financial instruments for trading or speculative purposes. As described in detail in the referenced sections of this report, we entered into an interest rate swap agreement to effectively fix the variable interest rate on our $22,130,000 Addison Place Apartments permanent loan.

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

Cost Capitalization

Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance, and development fees incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment.

We capitalize direct costs associated with the development and construction of our apartment communities. We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” for our real estate assets. During the development and construction of a new apartment community, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the community becomes substantially complete and the apartment homes become available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as a community transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the apartments available for occupancy, and what rent levels we achieve at the community. The leasing absorption of our communities in lease-up has been slowed as a result of the weakness in the national economy. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

Asset Impairment Evaluation

We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At December 31, 2004, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

Derivatives and Hedging Activities

We generally enter into fixed rate debt instruments. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into an interest rate swap agreement to fix the variable interest rate on our $22,130,000 Addison Place Apartments permanent loan.

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Our swap agreement has been designated as a cash flow hedge and, accordingly, is recorded at fair value in the consolidated balance sheet, and the related gain or loss is deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Any ineffective portions of cash flow hedges are recognized immediately in earnings. We intend to hold the interest rate swap arrangement and related debt agreement until maturity on our Addison Place Apartments loan. In the event the interest rate swap agreement is terminated, we would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings. Amounts received or paid in connection with the swap agreement are recognized as adjustments to interest related to the designated debt. The net effect of this accounting is that interest on the variable rate-debt is generally recorded based on fixed interest rates.

The fair value of our interest rate swap agreement at December 31, 2004 was a liability of $436,000, which is a result of a lower market interest rate compared to the synthetically fixed rate. This liability was recorded as a decrease in shareholders’ equity of $320,000 (accumulated other comprehensive income), net of minority interest of $116,000. We have no other derivative or hedging instruments. For additional information related to this topic, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

Stock Repurchase Plan

Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2004, 2003 or 2002. We may repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and the price per share.

Supplemental Disclosure of Funds From Operations

Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from debt restructuring and sales of property and non-recurring items, plus real estate related depreciation and amortization. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (loss) (determined in accordance with GAAP).

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

The following table reconciles net income (loss) to FFO (dollars in thousands, unaudited).

	Twelve Months Ended December 31,
	2004	2003	2002

Net income (loss)	$36,986	$2,690	$(2,516)
Minority interest of unitholders - continuing operations	(1,011)	(783)	(1,184)
Minority interest of unitholders - discontinued operations	(427)	(630)	(406)
Loss on disposal of assets	10	11	33
Gain on sale of real estate assets, net of minority interest	(102)	(77)	(1,043)
Gain on sale of Highland Park, net of minority interest	-	(6,174)	-
Gain on sale of the Colonial properties, net of minority interest	(32,404)	-	-
Gain on sale of St. Andrews at the Polo Club, net of minority interest	(8,254)	-	-
Loss on sale of Rosewood Plantation, net of minority interest	-	-	102
Depreciation expense - continuing operations	2,619	1,795	2,029
Depreciation expense - discontinued operations	1,921	5,184	4,972
Funds From Operations	$(662)	$2,016	$1,987

Weighted average shares and units
outstanding during the period	7,220,658	7,223,727	7,220,593

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

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

▪
As we announced on September 17, 2004, we have experienced operating losses and anticipate that they will continue through 2005. The cash flow generated from our remaining newer assets is not currently sufficient to cover our corporate overhead, and we intend to use our cash reserves to fund the operating losses. If these losses persist for longer than we expect, our cash position and financial position could be materially and adversely affected.

▪	The current unfavorable market and economic conditions in Atlanta and Charlotte could continue to depress our rental rates and adversely affect our financial performance.

▪	Further unfavorable changes in market and economic conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

▪	Increased competition in the Atlanta and Charlotte markets could limit our ability to lease our apartment homes or increase or maintain rents.

▪
Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

▪
Construction risks inherent in our development and construction of the Northridge community, our Addison Place Shops retail center, the three properties we purchased in December 2004 and January 2005 and the other properties we will develop in the future, could adversely affect our financial performance.

▪
If we are unable to lease-up Ballantyne Place, Addison Place Shops, our Northridge community, and the Northridge office building as we expect, our financial performance will suffer. We note in particular that the Atlanta suburban office market is particularly soft and that we may be unable to lease our corporate headquarters building to third party tenants without significant concessions.

▪
We may be unable to secure permanent financing or otherwise refinance some or all of our construction loan on our office building that matures on May 28, 2005, or we may be able to do so only on unfavorable terms that may include making a material principal payment that will reduce our working capital. We expect that loan to have a principal balance of $4,530,000 at its maturity.

▪
We may be unable to secure permanent financing or otherwise refinance the land loan that matures on December 29, 2005, or we may be able to do so only on unfavorable terms. We expect that loan to have a principal balance of approximately $6,842,000 at its maturity. If we are required to use our cash to pay off this debt, we may have to defer or curtail our planned development and construction activities, which will adversely affect our financial performance.

▪
We have approximately $41,756,000 in debt at December 31, 2004 that bears interest at variable interest rates (excluding loans on which we have synthetically fixed the interest rate), and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

▪	We may be unable to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

▪
Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties. This additional leverage may:

•	increase our vulnerability to general adverse economic and industry conditions,
•
limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt, and

•	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.

▪	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

▪	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

▪	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.

In addition, the market price of the common stock may from time to time fluctuate materially as a result of, among other things:

▪	our operating results;

▪	the operating results of other REITs, particularly apartment REITs; and

▪	changes in the performance of the stock market in general.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 5 and 6 to the consolidated financial statements included in this report. Our Addison Place Apartments loan, which had an outstanding principal balance of $22,130,000 at December 31, 2004, has a synthetically fixed interest rate. When we closed this loan, we entered into an interest rate swap agreement that synthetically fixed the interest rate. The fair value of this interest rate swap agreement at December 31, 2004 was a liability of $436,000 because of a lower market interest rate compared to the synthetically fixed rate. Provided that we hold this instrument until it matures on May 10, 2005 as we intend, we will not pay any interest other than that stated in the loan and swap agreement. The liability recorded at December 31, 2004 will be reduced as we perform under this instrument, as the difference between the market interest rate and the fixed rate decreases, and as this obligation matures. Our other permanent mortgage loan, with an aggregate outstanding principal balance of $9,056,000 at December 31, 2004, bears interest at a fixed rate.

The remaining construction loans, which had an aggregate outstanding balance of $32,294,000 at December 31, 2004, bear interest ranging from 185 to 200 basis points over the 30-day LIBOR rate. Our line of credit and land loan interest rates range from 175 to 185 basis points over the 30-day LIBOR rate. At December 31, 2004, those loans had an aggregate outstanding principal balance of $9,462,000. Changes in LIBOR that increase the interest rates on these loans, as has occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $33,000 per month and adversely affect our liquidity and capital resources to that degree. Given our interest rate swap agreement and the current interest rate environment, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

The following table presents principal reductions and related weighted average interest rates by year of expected maturity for our debt obligations.

								Fair Value
(Dollars In Thousands)	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04

Principal reductions in fixed rate mortgage notes	$129	$139	$149	$159	$8,480	$0	$9,056	$9,600

Average interest rates	6.95%	6.95%	6.95%	6.95%	6.95%	N/A	6.95%	5.53%

Principal reductions in variable rate mortgage notes	$22,130	$0	$0	$0	$0	$0	$22,130	$22,130

Principal reductions in construction/ permanent loans	$4,880	$5,777	$532	$21,105	$0	$0	$32,294	$32,294
Principal reductions in land loan	$9,462	$0	$0	$0	$0	$0	$9,462	$9,462

Interest Rate Swap (Notional Principal Amount)
Pay fixed/ Receive variable	$22,130	$0	$0	$0	$0	$0	$22,130	$(436)
Average Pay rate	8.62%	0.00%	0.00%	0.00%	0.00%	0.00%	8.62%	4.60%
Receive rate	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR	LIBOR

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION.

This item is not applicable because there was no information required to be disclosed by the registrant in a report on Form 8-K during the fourth quarter of 2004 that was not reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

Charles S. Roberts, age 58, has served as our Chairman of the Board, Chief Executive Officer and President since July 1994. Mr. Roberts’ term as a director expires at the 2006 annual meeting of shareholders. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the President and sole Director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc.

In October 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct and manage real estate. Beginning in 1985, Mr. Roberts and Roberts Properties began to focus on developing upscale multifamily residential communities and have won numerous local, regional and national awards for the development of these communities. Mr. Roberts has been a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. (which we acquired in 1997) was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties was awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight out of nine years during the period 1988 through 1996. On a national level, Roberts Properties was awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments in 1991 and 1992. In 1993, Roberts Properties was awarded the coveted Golden Aurora Award for best overall development in the Southeast.

Wm. Jarell Jones, age 56, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro and St. Simons, Georgia since November 1993. Mr. Jones’ term expires at the 2005 annual meeting of shareholders. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.

Dennis H. James, age 57, a director since June 1995, is Managing Director - Southeast Region, with L.J. Melody & Company, a commercial mortgage banking firm and subsidiary of CB Richard Ellis. Mr. James’ term expires at the 2005 annual meeting of shareholders. Mr. James has over 30 years experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Managing Director of L.J. Melody & Company, he is responsible for the Southeast Region’s overall production and investor relations. He has served on both the Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor’s degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.

Charles R. Elliott, age 51, served as a director from October 1994 to February 1995 and became a director again in 2000. Previously he was our Secretary and Treasurer from our inception until July 15, 2002, and our Chief Financial Officer from April 1995 until July 15, 2002, when he became our Senior Vice President - Real Estate. He left Roberts Realty as a full-time employee on August 30, 2002 and returned on a full-time basis from February 17, 2003 to September 30, 2003 as our Chief Operating Officer. In this interim period he provided limited consulting services for which he was paid a fee. Mr. Elliott’s term expires at the 2006 annual meeting of shareholders. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995. He holds an undergraduate degree in Accounting and a master’s degree in Finance.

Ben A. Spalding, age 70, a director since October 1994, has worked part-time with Matteson Partners, an Atlanta-based executive search firm, from April 2003 to the present. Mr. Spalding’s term expires at the 2007 annual meeting of shareholders. Previously, he served from 2000 to April 2003 as Executive Vice President of DHR International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor’s degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.

James M. Goodrich, age 64, served as a director from October 1994 to December 2001 and rejoined our board in November 2004. Dr. Goodrich is a consulting engineer and private investor. He is a trustee of the North American Electric Reliability Council, whose mission is to promote the reliability of the electricity supply for North America. Dr. Goodrich was a founder and the Executive Vice President of Energy Management Associates, which provided operations and financial planning software and related consulting services to the electric and gas utility industries, from 1975 until October 1993. He also served as a member of its board of directors until 1992, when it was sold to Electronic Data Systems Corporation. Prior to his experience with Energy Management Associates, Dr. Goodrich served in the United States Navy for five years as an officer on the staff of Admiral Hyman Rickover, where he was involved in the technical support of the design and development of nuclear power plants for the Navy. Dr. Goodrich holds a Ph.D. in Nuclear Engineering, a master’s degree in Engineering-Economic Systems, and a bachelor of arts degree, all from Stanford University. He also holds a master’s degree in Engineering Science from George Washington University. Dr. Goodrich has appeared as an expert witness before numerous state public utility commissions, the Federal Energy Regulatory Commission, federal courts and arbitration panels.

Greg M. Burnett, age 42, has served as our Chief Financial Officer, Secretary and Treasurer since April 1, 2004. He served as Chief Financial Officer of The Reagan Companies, an outdoor advertising and real estate management company in Salt Lake City, from October 1996 to June 2003. He worked for Gannett Outdoor Group in Kansas City, MO from April 1988 to October 1996, most recently as the Vice President and Midwest Region Controller. Earlier in his career, Mr. Burnett worked for a regional CPA firm based in Kansas City, Missouri. Mr. Burnett is a Certified Public Accountant and has a bachelor’s degree in Accounting from Kansas State University.

Audit Committee

The audit committee of our board of directors is composed of Mr. Jones, its chairman, Mr. James, and Dr. Goodrich. The board has determined that Mr. Jones is an “audit committee financial expert” and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2004, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except as described in the following sentence. Dennis H. James was late in filing two Form 4s that reported a total of two transactions (one of which occurred in 2003), and Ben A. Spalding was late in filing a Form 4 that reported a total of one transaction.

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

We will provide a copy of the code of business conduct and ethics free of charge to any person who requests it in writing. Please direct your request to our Chief Financial Officer, 450 Northridge Parkway, Suite 302, Atlanta, GA 30350.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, is our only executive officer whose total salary and bonus exceeded $100,000 during 2004. Mr. Roberts is our “named executive officer.”

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)

Charles S. Roberts	2004	150,000	600,000
Chairman of the Board, Chief Executive	2003	150,000	0
Officer and President	2002	150,000	0

(1)  Mr. Roberts earned two bonuses in 2004: (a) $300,000 bonus for the profitable sale of five apartment communities to Colonial Properties Trust and (b) $300,000 for the profitable sale our St. Andrews at the Polo Club apartment community

We are not a party to any employment agreements. Although our board of directors has from time to time in the past made individual grants of shares of restricted stock to our officers, we have no equity compensation plans under which we could issue stock, restricted stock or restricted stock units, phantom stock, stock options, SARs, stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, or similar instruments. The board of directors may elect to grant restrictive shares in the future, and in each such event, the board will approve the specific issuance of shares to an individual officer or officers. Under rules of the American Stock Exchange now in effect, however, we may not grant any additional shares of restricted stock to officers, directors, employees, or consultants without approval of our shareholders. No shares are presently reserved for that purpose.

We make payments to affiliates of Mr. Roberts under various agreements and arrangements. See Item 13, Certain Relationships and Related Transactions - Transactions with the Roberts Companies.

Compensation of Directors

We pay our directors who are not officers of Roberts Realty fees for their services as directors. Mr. Roberts, who is an officer, is not paid any director fees. Non-officer directors receive an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the board of directors.

We pay additional compensation of $250 per month to Mr. Jones for serving as the Chairman of the Audit Committee and $750 per month for serving as the Chairman of the Nominations and Governance Committee. We pay additional compensation of $750 per month to Mr. James for serving as the Chairman of the Compensation Committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is composed of Mr. James, Mr. Jones and Dr. Goodrich. None of them were during 2004, or at any previous time, an officer or employee of Roberts Realty or Roberts Properties Residential, L.P.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table describes the beneficial ownership of shares of our common stock as of March 21, 2005 for:

▪	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
▪	each director and our named executive officer; and
▪	our directors and executive officers as a group.

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

Except as described in this paragraph, unitholders generally have the right to require the operating partnership to redeem their units. Our articles of incorporation limit ownership by any one holder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more that 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future. Accordingly, a unitholder cannot redeem units if upon their redemption  he would hold more shares than permitted under the applicable percentage limit. A unitholder who submits units for redemption will receive, at our election, either (a) an equal number of shares or (b) cash in the amount of the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. Our policy is to issue shares in exchange for units submitted for redemption.

Name of Beneficial Owner	Number of Shares Owned	Number of Units Beneficially Owned	Total	Percent of Class(1)

Charles S. Roberts (2)	941,018	771,143	1,712,161	28.1%

James M. Goodrich (3)	281,847	0	281,847	5.3%

Dennis H. James	101,958	2,405	104,363	2.0%

Ben A. Spalding (4)	23,252	27,318	50,570	*

Charles R. Elliott	12,000	0	12,000	*

Wm. Jarell Jones(5)	7,012	0	7,012	*

All directors and executive officers as a group: (7 persons) (6)	1,367,087	800,866	2,167,953	35.4%

*Less than 1%.

(1) The total number of shares outstanding used in calculating this percentage is 5,321,485, the number of shares outstanding as of March 21, 2005.

(2) Includes 2,744 shares and 29,500 units owned by a family limited liability company of which Mr. Roberts is the manager. Mr. Roberts disclaims beneficial ownership of those shares and units.

(3) Includes 158,582 shares owned jointly by Dr. Goodrich and his wife, Penelope; and 108,478 shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons. Each of Dr. and Mrs. Goodrich disclaims beneficial ownership of the shares held by the corporation except to the extent of their respective pecuniary interests in those shares. Dr. Goodrich’s total also includes 14,787 shares he owns through an IRA.

(4) Includes 7,564 shares owned by partnerships of which Mr. Spalding’s wife is the managing partner. Mr. Spalding’s beneficial ownership of units includes 2,917 units owned by Mrs. Spalding and 24,401 units owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding disclaims beneficial ownership of all units and shares owned by his wife or partnerships of which she is the managing partner.

(5) Includes 1,745 shares owned by Mr. Jones’ wife, to which Mr. Jones disclaims beneficial ownership.

(6) Includes an aggregate of 9,309 shares and 27,318 units beneficially owned by two directors’ wives, as to which shares such directors disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

General

Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership; owns a 73.8% interest in it as of March 21, 2005; and is its sole general partner. Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. As explained below, we have entered into transactions with these companies and paid them to perform services for us.

Under applicable SEC rules, this Item 13 describes any transaction, or series of similar transactions, since January 1, 2004, or any currently proposed transaction, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest:

(a)	any of our directors or executive officers;

(b)	any holder we believe owns of record or beneficially more than 5% of our outstanding common stock or units; and

(c)	any member of the immediate family of any of those persons.

Notes 3 and 10 to our consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section, including in some cases information for periods before 2004.

Transactions with the Roberts Companies

Overview. We have paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. We have purchased property from Roberts Properties, and we are obligated to use Roberts Properties for development services and Roberts Construction for construction services for some of our undeveloped properties. These various arrangements are summarized below.

Transactions with Affiliates of Mr. Roberts. On January 4, 2001, we sold our 152-unit Rosewood Plantation community. We used the net proceeds from that sale to complete a Section 1031 tax-deferred exchange for four properties in 2001 to defer taxes we would otherwise have incurred on the gain from the sale. These transactions are described in more detail in Note 10 to the consolidated financial statements included in this report. We sold one of the properties in 2002 for a profit. Our agreements to pay development and construction fees with respect to the remaining three properties are described below.

Acquisitions of Properties from Affiliates of Mr. Roberts and Related Arrangements.

Addison Place Shops Retail Center. On February 27, 2001, we signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. We are constructing the Addison Place Shops, a 42,090 square foot retail center, on the 6.84-acre property, which is located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of our Addison Place community in Alpharetta, Georgia. We entered into a cost plus 5% contract with Roberts Construction to complete the retail center. We have completed construction of the retail center except for the interior tenant finish.

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

Northridge Office Building. On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties. The three-story, 39,907 square foot building serves as our corporate headquarters. We occupy a portion of one floor in the building, we lease the remaining space on that floor to Roberts Properties and Roberts Construction, and we are in the process of leasing the other two floors to unaffiliated tenants. Roberts Construction completed construction of the building at cost and did not earn a profit on the construction of the building.

Peachtree Parkway Land. On December 29, 2004, we entered into a sales contract with Roberts Properties Peachtree Parkway, L.P. (“Peachtree Parkway, L.P.”) to purchase an interest in a parcel of undeveloped land in Gwinnett County, Georgia. Mr. Roberts owns 98.7% of Peachtree Parkway, L.P. In February 1995, Mr. Roberts formed Peachtree Parkway, L.P., and the partnership bought a parcel of undeveloped land in Gwinnett County fronting on Peachtree Parkway. On August 20, 2004, Mr. Roberts bought out the other limited partners in Peachtree Parkway, L.P. in accordance with the terms of its partnership agreement. On November 1, 2004, Peachtree Parkway, L.P. sold an 18% undivided interest in a 23.5-acre portion of the property to a long-term investor in partnerships sponsored by Mr. Roberts.

On December 29, 2004, we purchased an 82% undivided interest in a 23.5-acre portion of the undeveloped land from Peachtree Parkway, L.P. for a cash purchase price of $7,770,000 (on the same terms and conditions as the investor). The land is zoned for 292 apartment units and is located across Peachtree Parkway from the upscale Forum Shopping Center. We acquired the property in a Section 1031 tax-deferred exchange funded in part by sales proceeds from the July 2004 sale of the St. Andrews at the Polo Club community. Our audit committee and independent directors approved the form of the sales contract. The purchase price was equal to the average of the lowest two of the three appraisals performed on the property by independent appraisers, multiplied by 82% to reflect the undivided percentage interest purchased.

In acquiring the Peachtree Parkway property, we assumed and became bound by a restrictive covenant recorded in those records in favor of Roberts Properties and Roberts Construction that provides that if the then-owner of the property develops it for residential use:

(a)
Roberts Properties, or any entity designated by Mr. Roberts, will be engaged as the development company for the project and will be paid a development fee in an amount equal to $5,000 per residential unit multiplied by the number of residential units that are developed on the property, with such fee to be paid in equal monthly amounts over the contemplated development period, and

(b)
Roberts Construction, or any other entity designated by Mr. Roberts, will be engaged as the general contractor for the project on a cost plus basis and will be paid the cost of constructing the project plus 10% (5% profit and 5% overhead) with such payments to be paid commencing with the start of construction.

These terms and conditions are consistent with our previous agreements with Roberts Properties and Roberts Construction for development and construction services for residential communities. The covenant expires on October 29, 2014.

Peachtree Dunwoody Land. On January 20, 2005, we acquired a 9.84-acre parcel of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC (“Peachtree Dunwoody, LLC”) for a cash purchase price of $15,700,000. Mr. Roberts owns all of Peachtree Dunwoody, LLC. In August 1999, Mr. Roberts formed Peachtree Dunwoody, LLC, which bought a parcel of undeveloped land in Fulton County, Georgia. Peachtree Dunwoody, LLC spent two years rezoning the property and a year successfully defending a homeowners’ lawsuit against Fulton County that challenged the rezoning. The land is zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. We acquired the property in a Section 1031 tax-deferred exchange funded in part by sales proceeds from the sale of the St. Andrews at the Polo Club community. The purchase price was equal to the average of the lowest two of the three appraisals performed on the property by independent appraisers. In acquiring the Peachtree Dunwoody property, we assumed and became bound by a restrictive covenant recorded in those records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above, except that the covenant expires on January 3, 2015. Our audit committee and independent directors approved the form of the sales contract.

Development Fees. From time to time, we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. We made no development fee payments to Roberts Properties from January 1, 2004 through February 28, 2005. When we develop the Peachtree Dunwoody land and if we choose to develop the Peachtree Parkway land, we will retain Roberts Properties to complete the design and development work for a fee of $5,000 per unit.

Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. The following table summarizes certain information regarding payments to Roberts Construction for construction projects through February 28, 2005. For Ballantyne Place, we paid or will pay Roberts Construction its cost, plus a fee of 10% of its cost. For the Addison Place Shops, we have paid or will pay Roberts Construction its cost, plus a fee of 5% of its cost. We paid Roberts Construction its cost, but no additional fee, for construction of the corporate office building. Additionally, when we develop the Peachtree Dunwoody land and if we choose to develop the Peachtree Parkway land, we will retain Roberts Construction to construct the apartments and condominiums on a cost plus a fee of 10% basis.

	Actual/ Estimated Total Contract Amount	Total Amount Incurred through 2/28/05	Total Amount Incurred 1/1/04 through 2/28/05	Estimated Remaining Contractual Commitment

Ballantyne Place	$23,193,000	$22,367,000	$5,078,000	$826,000

Northridge Office Building	5,448,000	5,448,000	1,121,000	0

Addison Place Shops	4,814,000	4,122,000	2,200,000	692,000

	$33,455,000	$31,937,000	$8,399,000	$1,518,000

Partnership Profits Interest. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. Each partnership owned an apartment community that had been developed or was in the development process. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation was formalized as a profits interest in the operating partnership. As the holder of the profits interest, Roberts Properties was entitled to receive distributions of a specified percentage of the gross sales proceeds of some of the apartment communities we formerly owned. The amount distributed to Roberts Properties with respect to each affected property was limited to the amount by which the gross proceeds from the sale of that property exceeded the sum of:

▪	the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;

▪	the equity issued by the operating partnership in acquiring the property; and

▪	all subsequent capital improvements to the property made by the operating partnership.

On June 2, 2004, we sold five of our Atlanta apartment communities for $109,150,000 resulting in a gain of $32,404,000, net of minority interest of $11,985,000. We paid to Roberts Properties partnership profits interest distributions totaling $3,182,000 for three of those communities: River Oaks (5% of gross sales proceeds), Preston Oaks Phase I (5% of gross sales proceeds) and Plantation Trace Phase I (6% of gross sales proceeds). We made no other profits interest distributions to Roberts Properties from January 1, 2004 to date. Because we have sold all of the communities for which we were obligated to pay a profits distribution to Roberts Properties, we will pay no further distributions of that nature in the future.

Office Leases. On November 23, 2004, we entered into leases for office space on the third floor of the Northridge office building with Roberts Properties and Roberts Construction for a total of $4,200 per month for the period of June 1, 2004 to August 31, 2004; for a total of $5,250 per month for the period of September 1, 2004 to December 31, 2004; and for a total of $5,950 per month for the period of January 1, 2005 to March 31, 2005. At March 31, 2005, the leases convert to a month-to-month basis with the rental rate and all other terms remaining unchanged. We intend to negotiate longer-term leases with Roberts Properties and Roberts Construction within the next 60 days.

Other Fees and Reimbursements. From January 1, 2004 to February 28, 2005, we paid Roberts Properties $95,000 for reimbursement of operating costs and expenses, and we paid Roberts Construction $12,000 for project work done at our communities. We have entered into a reimbursement arrangement for the use of an aircraft owned by Roberts Properties, which has provided transportation services to us by flying our employees, including Mr. Roberts, on trips for our business purposes. We pay Roberts Properties for these services in an amount per passenger equal to an available unrestricted coach class fare (or business class fare if no unrestricted coach class is available) for the date and time of travel on a regular air carrier. From January 1, 2004 to February 28, 2005, we paid Roberts Properties $34,530 under this policy, primarily to fly employees to and from Charlotte to complete the construction and manage the lease-up of Ballantyne Place, and to Palm Beach to manage the operations of St. Andrews at the Polo Club, which we sold in July 2004, and to investigate new investment opportunities in that area.

Other Related Party Transaction

In 2004, we paid Charles Elliott, who serves on the board of directors and is our former Chief Financial Officer, $205,000 in consulting fees for services he performed on the sale of five apartment communities to Colonial Properties Trust, the sale of St. Andrews at the Polo Club, the refinancing of Ballantyne Place debt and the refinancing of Addison Place Apartments debt.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Deloitte & Touche LLP served as our independent auditors during 2003 and 2004.

Audit Fees

For 2003. The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year, were $111,000. During 2003, Deloitte & Touche performed a re-audit of our annual financial statements for the fiscal year ended December 31, 2001 (which had been audited by Arthur Andersen LLP), for which we paid Deloitte & Touche $38,000.

For 2004. The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year, were $116,000.

Audit Related Fees

We did not engage either Deloitte & Touche to provide, and they did not bill us for, professional services that were reasonably related to the performance of the audit of our 2003 or 2004 financial statements, but which are not reported in the previous paragraph.

Tax Fees

For 2003. The aggregate fees billed by Deloitte & Touche for professional services rendered related to tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2003, were $86,525.

For 2004. The aggregate fees billed by Deloitte & Touche for professional services rendered related to tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2004, were $120,675.

All Other Fees

Deloitte & Touche did not bill us for any services for the fiscal years ended December 31, 2003 and December 31, 2004 other than for the services described above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    1. and 2. Financial Statements and Schedules.

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Financial Statements at Item 8. These financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 22, 2005

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,	December 31,
	2004	2003
ASSETS

REAL ESTATE ASSETS - At cost:
Land	$9,109	$5,205
Buildings and improvements	65,527	33,493
Furniture, fixtures and equipment	6,013	3,477
	80,649	42,175
Less accumulated depreciation	(9,157)	(6,575)

Operating real estate assets	71,492	35,600

Construction in progress and real estate under development	28,272	45,510
Net real estate assets	99,764	81,110

CASH AND CASH EQUIVALENTS	27,552	8,583

RESTRICTED CASH	150	69

DEFERRED FINANCING COSTS - Net of accumulated amortization of $445 and $316 at December 31, 2004 and 2003, respectively	341	362
ASSETS HELD FOR SALE	-	87,280
OTHER ASSETS - Net	1,422	335
	$129,229	$177,739

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$31,186	$31,459
Construction loans payable	32,294	23,458
Land notes payable	9,462	3,000
Interest rate swap contract payable	436	1,801
Accounts payable and accrued expenses	671	1,041
Due to Roberts Construction (including retainage payable of $298 and $941 at December 31, 2004 and 2003, respectively)	653	1,867
Security deposits and prepaid rents	250	111
Liabilities related to assets held for sale	60	81,739

Total liabilities	75,012	144,476

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	14,368	9,214

SHAREHOLDERS’ EQUITY:

Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common shares, $.01 par value, 100,000,000 shares authorized, 5,668,622 and 5,585,206 shares issued at December 31, 2004 and 2003, respectively	57	56
Additional paid-in capital	26,476	26,050
Less treasury shares, at cost (362,588 shares at December 31, 2004 and 2003)	(2,764)	(2,764)
Unamortized deferred compensation	(18)	(93)
Retained earnings	16,418	3,153
Accumulated other comprehensive loss	(320)	(2,353)
Total shareholders’ equity	39,849	24,049
	$129,229	$177,739
See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2004	2003	2002
OPERATING REVENUES:
Rental operations	$5,264	$4,607	$3,733
Other operating income	313	285	212

Total operating revenues	5,577	4,892	3,945

OPERATING EXPENSES:
Personnel	720	470	474
Utilities	416	257	301
Repairs, maintenance and landscaping	403	312	261
Real estate taxes	629	403	351
Marketing, insurance and other	443	261	229
General and administrative expenses	1,708	2,072	2,155
Depreciation expense	2,619	1,795	2,029

Total operating expenses	6,938	5,570	5,800

LOSS FROM OPERATIONS	(1,361)	(678)	(1,855)

OTHER INCOME (EXPENSE):
Interest income	294	77	39
Interest expense	(2,889)	(2,003)	(1,775)
Legal settlement	340	-	-
Loss on disposal of assets	(1)	(3)	(4)
Amortization of deferred financing costs	(142)	(149)	(163)

Total other expense	(2,398)	(2,078)	(1,903)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSETS	(3,759)	(2,756)	(3,758)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,011	783	1,184

LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(2,748)	(1,973)	(2,574)

GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	102	77	1,043

LOSS FROM CONTINUING OPERATIONS	(2,646)	(1,896)	(1,531)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership	39,632	4,586	(985)

NET INCOME (LOSS)	$36,986	$2,690	$(2,516)

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED (Note 8):

Loss from continuing operations	$(0.50)	$(0.37)	$(0.31)

Income (loss) from discontinued operations	7.51	0.89	(0.20)

Net income (loss)	$7.01	$0.52	$(0.51)

Weighted average common shares - basic	5,280,064	5,171,748	4,943,280
Weighted average common shares - diluted (effect of operating partnership units)	7,220,658	7,223,727	7,220,593
Cash dividends per share	$4.50	$0.55	$0.00

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands, Except Share and Per Share Data)

	Common Shares
	Number of Shares Issued	Amount	Paid-In Capital	Treasury Shares	Deferred Compensation	Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
BALANCE AS OF DECEMBER 31, 2001	5,266,567	$53	$24,410	$(2,764)	$(202)	$(1,956)	$5,833	$25,374

Comprehensive income (loss)
Net loss							(2,516)	(2,516)
Unrealized loss on interest rate swaps						(1,442)		(1,442)
Total comprehensive income (loss)								(3,958)

Conversion of units to shares	189,747	2	952					954
Restricted shares issued to employees, net of forfeitures	3,077		13		(13)
Amortization of deferred compensation					76			76
Adjustment for minority interest in the operating partnership			33					33
BALANCE AS OF DECEMBER 31, 2002	5,459,391	55	25,408	(2,764)	(139)	(3,398)	3,317	22,479

Comprehensive income
Net income							2,690	2,690
Unrealized gain on interest rate swaps						1,045		1,045
Total comprehensive income								3,735

Conversion of units to shares	124,303	1	623					624
Dividends declared ($0.55 per share)							(2,854)	(2,854)
Restricted shares issued to employees, net of forfeitures	1,512		8		(8)
Amortization of deferred compensation					54			54
Adjustment for minority interest in the operating partnership			11					11

BALANCE AS OF DECEMBER 31, 2003	5,585,206	56	26,050	(2,764)	(93)	(2,353)	3,153	24,049

Comprehensive income
Net income							36,986	36,986
Unrealized gain on interest rate swaps						2,033		2,033
Total comprehensive income								39,019

Conversion of units to shares	93,896	1	473					474
Dividends declared ($4.50 per share)							(23,721)	(23,721)
Restricted shares issued to employees, net of forfeitures	(10,480)		(75)		75
Adjustment for minority interest in the operating partnership			28					28

BALANCE AS OF DECEMBER 31, 2004	5,668,622	$57	$26,476	$(2,764)	$(18)	$(320)	$16,418	$39,849

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,

	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$36,986	$2,690	$(2,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations, net of minority interest	(39,632)	(4,586)	985
Minority interest of unitholders in the operating partnership	(1,011)	(783)	(1,184)
Gain on sale of real estate assets, net of minority interest	(102)	(77)	(1,043)
Loss on disposal of assets	1	3	4
Depreciation and amortization	2,761	1,944	2,192
Amortization of deferred compensation	-	54	76
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(81)	(7)	14
(Increase) decrease in other assets	(1,087)	300	(392)
(Decrease) increase in accounts payable and accrued expenses relating to operations	(370)	(806)	123
Increase in security deposits and prepaid rent	139	5	29

Net cash used in operating activities from continuing operations	(2,396)	(1,263)	(1,712)
Net cash provided by operating activities from discontinued operations	922	3,234	4,481

Net cash (used in) provided by operating activities	(1,474)	1,971	2,769

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	63,019	7,313	3,471
Acquisition and construction of real estate assets	(24,592)	(12,052)	(19,692)

Net cash provided by (used in) investing activities	38,427	(4,739)	(16,221)

FINANCING ACTIVITIES:
Proceeds from mortgage notes payable	-	10,750	32,500
Payoff of mortgage notes, including prepayment penalty	-	(8,487)	(7,519)
Principal repayments on mortgage notes payable	(652)	(1,107)	(1,032)
Proceeds from land notes payable	9,462	-	-
Payoff of land notes payable	(3,000)	(3,700)	(1,300)
Payment of loan costs	(121)	(252)	(459)
Proceeds from line of credit	-	-	802
Payoff of line of credit	-	-	(2,802)
Proceeds from construction loans	8,836	12,567	18,687
Payoff of construction loans	-	-	(22,500)
Payment of dividends and distributions	(32,509)	(3,962)	-

Net cash (used in) provided by financing activities	(17,984)	5,809	16,377

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,969	3,041	2,925

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,583	5,542	2,617

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,552	$8,583	$5,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$6,167	$9,395	$9,058

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc., a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of multifamily apartment communities. Roberts Realty owns and operates multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT.

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 73.5% and 72.3% ownership interest at December 31, 2004 and December 31, 2003, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

Roberts Realty, as the general partner of the operating partnership, does not hold any limited partner interests in the operating partnership. Units of limited partnership interest (“units”) in the operating partnership outstanding at December 31, 2004 and 2003 were 1,908,571 and 2,002,467, respectively. Units held by the minority interest as a percentage of total units and shares of common stock of Roberts Realty outstanding were 26.5% and 27.7% at December 31, 2004 and 2003, respectively. The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued.

At December 31, 2004, Roberts Realty owned one completed multifamily apartment community totaling 403 apartment homes in the Atlanta metropolitan area; a 319-unit apartment community in Charlotte, North Carolina in its lease-up phase; and a 220-unit apartment community in Atlanta in the planning and design phase. In addition, Roberts Realty owns a 39,907 square foot commercial office building which is in its lease-up phase, a 42,090 square foot retail center in its lease-up phase, an undeveloped commercial site adjacent to the retail center, and three undeveloped residential and mixed-use sites in the Atlanta metropolitan area.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 26.9%, 28.4% and 31.5% for the years ended December 31, 2004, 2003 and 2002, respectively. The minority interest of the unitholders was $14,368,000 and $9,214,000 at December 31, 2004 and 2003, respectively.

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

Restricted Cash. Restricted cash consists of resident security deposits of $150,000 and $69,000 at December 31, 2004 and 2003, respectively.

Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

Interest and Real Estate Taxes. Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the estimated useful lives of the constructed assets. Interest capitalized was $707,000, $1,345,000 and $2,196,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Revenue Recognition. Roberts Realty leases its residential properties under operating leases with terms generally one year or less. Rental income is recognized when earned, which materially approximates revenue recognition on a straight-line basis.

Income Taxes. Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. If Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

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

3.	ACQUISITIONS AND DISPOSITIONS

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

On August 6, 2003, Roberts Realty sold its Highland Park community for $17,988,000, resulting in a gain of approximately $6,174,000, net of minority interest of $2,476,000. Net sales proceeds were approximately $6,932,000 after deduction of $9,930,000 for the mortgage note payable, which was assumed by the buyer, closing costs and prorations totaling $227,000, and a partnership profits interest of $899,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

On June 2, 2004, Roberts Realty sold five of its Atlanta apartment communities - Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units - to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per apartment unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. Net sales proceeds were approximately $47,016,000, or $6.51 per share/unit, after deduction of:

(a)	$58,802,000 for the mortgage notes payable assumed by the buyer,

(b)	closing costs and prorations totaling $150,000, and

(c)	a partnership profits interest distribution of $3,182,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

On June 18, 2004, Roberts Realty paid a distribution of $4.50 per share to shareholders and unitholders of record on June 14, 2004.

On July 29, 2004, Roberts Realty sold its St. Andrews at the Polo Club community in Palm Beach County, Florida for $36,000,000 or an average of $180,000 per apartment unit, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,113,000 after deduction of $20,412,000 for the mortgage note payable assumed by the buyer, and closing costs and pro-rations totaling $475,000. Roberts Realty reinvested the proceeds in replacement properties (undeveloped land on Peachtree Parkway, Westside Parkway and Peachtree Dunwoody Road described below) through a Section 1031 tax-deferred exchange, which permitted its shareholders to defer paying the tax they would otherwise incur on the gain.

On October 29, 2004, Roberts Realty sold a 1.2 acre parcel of land located adjacent to its Addison Place community to an unrelated third party for $895,000, resulting in a gain of approximately $102,000, net of minority interest of $37,000. Net sales proceeds were approximately $890,000 after deduction of closing costs and prorations totaling $5,000.

On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.5 acres of undeveloped land for $7,786,000, including closing costs, from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. The land is zoned for 292 apartment units and is located on Peachtree Parkway in Gwinnett County, Georgia. The transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. See Note 10 - Related Party Transactions.

On December 29, 2004, Roberts Realty purchased 29.48 acres of undeveloped land on Westside Parkway in the North Atlanta submarket of Alpharetta, Georgia. The land was acquired for $5,919,000, including closing costs, and is zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center. The transaction was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club.

On January 20, 2005, Roberts Realty purchased 9.84 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000 including closing costs and was part of a Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. The property is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the Perimeter Center submarket of Atlanta and is zoned for a mixed-use development of 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. See Note 10 - Related Party Transactions.

Unaudited pro forma amounts for the years ended December 31, 2004, 2003 and 2002 assuming the sales of Highland Park, Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, Veranda Chase and St. Andrews at the Polo Club had taken place as of January 1, 2002 for the period presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the acquisition and sales occurred at the beginning of the period presented, nor is it indicative of future results.

	Years Ended December 31,
	2004	2003	2002
Total operating revenues	$5,577	$4,892	$3,945
Net loss	(2,646)	(1,896)	(1,531)

Per Share Data - Basic and Diluted
Net loss	(0.37)	(0.26)	(0.21)

4.	DISCONTINUED OPERATIONS

For the twelve months ended December 31, 2004, 2003 and 2002, income from discontinued operations relates to the following apartment communities that Roberts Realty sold on the dates indicated:

•	Highland Park, a 188-unit community sold on August 6, 2003;
•	Bradford Creek, a 180-unit community sold on June 2, 2004;
•	Plantation Trace, a 232-unit community sold on June 2, 2004;
•	Preston Oaks, a 213-unit community sold on June 2, 2004;
•	River Oaks, a 216-unit community sold on June 2, 2004;
•	Veranda Chase, a 250-unit community sold on June 2, 2004; and
•	St. Andrews at the Polo Club, a 200-unit community sold on July 29, 2004.

The following table summarizes information for our assets held for sale as of December 31, 2004 and 2003 (dollars in thousands):

	December 31,	December 31,
	2004	2003

Land	$0	$15,206
Buildings and improvements	0	85,201
Furniture, fixtures and equipment	0	9,971
	0	110,378
Less accumulated depreciation	(0)	(24,296)
Operating real estate assets	0	86,082

Restricted cash	0	273
Deferred financing costs, net of accumulated amortization	0	784
Other assets	0	141

Assets held for sale	$0	$87,280

Mortgage note payable	$0	$62,593
Construction note payable	0	17,000
Interest rate swap contract payable	0	1,454
Accounts payable and accrued expenses	60	331
Due to Roberts Construction	0	11
Security deposits and prepaid rents	0	350

Liabilities related to assets held for sale	$60	$81,739

The following table summarizes revenue and expense information for our discontinued operations for the twelve month periods ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	Twelve Months Ended
	December 31,
	2004	2003	2002
OPERATING REVENUES:
Rental operations	$6,071	$14,626	$14,202
Other operating income	407	927	864
Total operating revenues	6,478	15,553	15,066

OPERATING EXPENSES:
Personnel	732	1,673	1,572
Utilities	416	968	904
Repairs, maintenance and landscaping	480	1,050	918
Real estate taxes	760	1,646	1,646
Marketing, insurance and other	449	961	964
Depreciation of real estate assets	1,921	5,184	4,972
Total operating expenses	4,758	11,482	10,976

INCOME FROM OPERATIONS	1,720	4,071	4,090

OTHER EXPENSE:
Interest expense	(2,514)	(5,977)	(5,171)
Loss on disposal of assets	(9)	(8)	(28)
Expenses related to retirement of debt	(719)	(148)	(7)
Amortization of deferred financing costs	(67)	(156)	(173)
Total other expense	(3,309)	(6,289)	(5,379)

Loss before minority interest	(1,589)	(2,218)	(1,289)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	427	630	406

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(1,162)	(1,588)	(883)

GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders	40,794	6,174	(102)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$39,632	$4,586	$(985)

5.	NOTES PAYABLE

Roberts Realty has four types of debt: unsecured lines of credit; mortgage notes secured by some of its apartment communities; construction/permanent loans secured by other apartment communities and properties; and land loans incurred to purchase undeveloped land. These loans are summarized below.

Lines of Credit. Roberts Realty has a $2,000,000 unsecured line of credit, which expires August 1, 2005, to provide funds for short-term working capital purposes. At December 31, 2004, there were no borrowings under this line of credit.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s completed apartment communities at December 31, 2004 and December 31, 2003 were as follows:

Property Securing Mortgage	Maturity	Fixed Interest Rate as of 12/31/04	Principal Outstanding
			12/31/04	12/31/03
Addison Place Townhomes	11/15/09	6.95%	$9,056,000	$9,177,000
Addison Place Apartments (1)	05/10/05	8.62%	22,130,000	22,282,000
			$31,186,000	$31,459,000

(1)	The interest rate on this loan has been synthetically fixed at the rate shown until it matures on May 10, 2005. See Note 6.

Real estate assets having a combined depreciated cost of $33,966,000 served as collateral for the outstanding mortgage debt at December 31, 2004.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge commercial office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. At December 31, 2004, $4,530,000 was drawn on the loan, and Roberts Realty expects that it will have a $4,530,000 principal balance at maturity.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments are interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest will be payable in monthly installments calculated using a 30-year amortization schedule and an assumed interest rate of 7.0% plus actual interest. At December 31, 2004, $22,484,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At December 31, 2004, $5,280,000 was drawn on the loan.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan to fund portions of the purchase prices of an 82% undivided interest in 23.5 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia and 29.47 acres of undeveloped land located on Westside Parkway in Alpharetta, Georgia. The loan matures on December 29, 2005, is secured by the land, and bears an interest rate of the 30-day LIBOR plus 185 basis points. At December 31, 2004, $9,462,000 was drawn on the loan, and Roberts Realty expects that it will have a $6,842,000 principal balance at maturity.

The scheduled principal payments of all debt outstanding at December 31, 2004 for each of the years ending December 31 are as follows:

2005	$36,601,000
2006	5,916,000
2007	681,000
2008	21,264,000
2009	8,480,000

$72,942,000

Interest capitalized was $707,000, $1,345,000 and $2,196,000 for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

On May 6, 2004, Roberts Realty obtained a $21,000,000 loan commitment from the Federal Home Loan Mortgage Corporation (Freddie Mac) to refinance the 285-unit Addison Place Apartment. The loan will have a ten-year term and bear interest at a fixed rate of 6.35%. Roberts Realty expects to close the new loan when the existing $22,130,000 loan matures in May 2005.

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

Roberts Realty generally enters into fixed rate debt instruments. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty entered into an interest rate swap agreement to fix the interest rate on its Addison Place Apartments mortgage loan (see Note 5 - Notes Payable). The swap agreement expires May 10, 2005, when the loan matures. The swap agreement has been designated as a cash flow hedge and, accordingly, is recorded at fair value in the consolidated balance sheets, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. Any ineffective portion of cash flow hedges are recognized immediately in earnings. Roberts Realty intends to hold the interest rate swap arrangement and related debt agreement for the Addison Place Apartments mortgage loan until maturity. In the event the interest rate swap agreement is terminated, Roberts Realty would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings.

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

At December 31, 2004, Roberts Realty’s recorded liability was $436,000 relating to the estimated fair value of the Addison Place Apartments swap because of lower market interest rates as compared to the interest rate of the swap instrument. The effect of this liability is a corresponding decrease in shareholders’ equity of $320,000 (accumulated other comprehensive income), net of minority interest of $116,000. If Roberts Realty holds this instrument until maturity, it will not pay any interest other than that stated in the loan and swap agreement. The liability recorded at December 31, 2004 has been and will continue to be reduced as Roberts Realty complies with its obligations under this instrument, as the difference between the market interest rate and the fixed rate decreases, and as the obligation matures.

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

The fair value of Roberts Realty’s interest rate swap agreement on its construction/permanent loans was a liability of $436,000 and $3,255,000 at December 31, 2004 and 2003, respectively.

Cash and cash equivalents, accounts payable, accrued expenses, security deposits and other liabilities, due to their short-term nature, are carried at amounts which reasonably approximate their fair values at December 31, 2004 and 2003. Fixed rate mortgage debt with an aggregate carrying value of $9,056,000 at December 31, 2004 has an estimated approximate fair value of $9,600,000 based on interest rates available to Roberts Realty for debt with similar terms and maturities.

8.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the years ended December 31, 2004, 2003, and 2002, a total of 93,896, 124,303, and 189,747 units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the years ended December 31, 2003, and 2002, Roberts Realty granted shares of restricted stock to certain employees in the following amounts, respectively, net of forfeitures: 1,512 and 3,077 shares. The market value of these restricted stock grants totaled $7,000 and $13,000, respectively. In 2004, net forfeitures of granted shares of restricted stock were 10,480 shares at a total market value of $75,000. The market value of restricted stock grants was recorded as unamortized deferred compensation and is shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period.

Dividends and Distributions. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001. On August 27, 2003, Roberts Realty paid a special distribution of $0.55 per share/unit to shareholders and unitholders in the operating partnership of record on August 18, 2003. Of the dividends declared for 2003 totaling $0.55 per share, approximately $0.52 per share represents capital gain and $0.03 per share represents a return of capital to the shareholders.

On June 18, 2004, Roberts Realty paid a special distribution of $4.50 per share/unit to shareholders and unitholders in the operating partnership of record on June 14, 2004. Of the dividends declared for 2003 totaling $4.50 per share, approximately $4.21 per share represents capital gain and $0.29 per share represents a return of capital to the shareholders.

Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	2004	2003	2002

Loss from continuing operations - basic	$(2,646)	$(1,896)	$(1,531)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(974)	(751)	(704)

Loss from continuing operations - diluted	$(3,620)	$(2,647)	$(2,235)

Income (loss) from discontinued operations - basic	$39,632	$4,586	$(985)
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	14,584	1,844	(453)

Income (loss) from discontinued operations - diluted	$54,216	$6,430	$(1,438)

Net income (loss) - diluted	$50,596	$3,783	$(3,673)

Weighted average shares - basic	5,280,064	5,171,748	4,943,280
Dilutive securities - weighted average units	1,940,594	2,051,979	2,277,313
Weighted average shares - diluted	7,220,658	7,223,727	7,220,593

9.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. However, because each of the apartment communities has similar economic characteristics, residents, and products and services, the apartment communities have been aggregated into one reportable segment. This segment comprised 99.4% of Roberts Realty’s total revenues for 2004 and 100% of Roberts Realty’s total revenues for each of the two years ended December 31, 2003.

Roberts Realty owns a 39,907 square foot office building in its lease-up phase and a 42,090 square foot retail center located adjacent to its Addison Place apartment community in its lease-up phase. At December 31, 2004, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

10.	RELATED PARTY TRANSACTIONS

Transactions with Mr. Roberts or His Affiliates

Roberts Realty enters into transactions with Roberts Properties, Roberts Construction and other affiliates of Mr. Roberts, the Chairman of the Board, Chief Executive Officer, and President of Roberts Realty Investors, Inc. in the ordinary course of business. These transactions are discussed below.

Land Acquisitions. On May 30, 2001, Roberts Realty purchased the East Fox Court land from Roberts Properties for $1,447,000. Roberts Properties had purchased the property for $1,070,000, and the $1,447,000 price Roberts Realty paid included $377,000 in development-related work previously performed by Roberts Properties. Roberts Properties completed the design and development work in 2002 for a fee of $180,000. Roberts Realty sold East Fox Court in 2002 for a gain of $1,043,000, net of minority interest of unitholders in the operating partnership. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties.

On June 20, 2001, Roberts Realty purchased the Addison Place Shops retail center land from REES 59 L.L.C. for $4,470,000. REES 59 had previously purchased the land from Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. Roberts Realty entered into a cost plus 5% contract with Roberts Construction to complete the retail center. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

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

On June 28, 2001, Roberts Realty purchased land and the partially constructed Northridge office building from Roberts Properties for $2,147,000. The three-story, 39,907 square foot building serves as Roberts Realty’s corporate headquarters. Roberts Realty occupies a portion of one floor in the building, leases the remaining space on that floor to Roberts Properties and Roberts Construction, and plans to lease the other two floors to unaffiliated tenants. Roberts Construction completed construction of the building at cost and did not earn a profit on the construction of the building. Roberts Properties did not earn a profit on the sale of the land to Roberts Realty and was not paid a development fee for this project. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.5 acres of undeveloped land for $7,770,000 from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. Restrictive covenants on the land require that if the property is developed for residential use Roberts Properties will be engaged as the development company and will be paid a development fee of $5,000 per residential unit and Roberts Construction will be engaged as the general contractor for the project on a cost plus 10% basis. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction.

Construction Contracts. Roberts Realty enters into contractual commitments with Roberts Construction in the normal course of business related to the construction of real estate assets. Mr. Roberts beneficially owns all of the outstanding shares of Roberts Construction. Roberts Construction constructed Addison Place Apartments and Veranda Chase under cost plus 10% contracts. Roberts Construction is constructing the Ballantyne Place apartment community under a cost plus 10% arrangement and is constructing the Addison Place Shops under a cost plus 5% contract. Roberts Realty entered into a contract with Roberts Construction related to the construction of the Northridge office building at cost. In 2003, Roberts Realty entered into a cost plus 10% contract with Roberts Construction related to the construction of the Northridge community. The contractual amounts for projects started and/or completed with Roberts Construction during the last three years, from inception through December 31, 2004, are summarized in the following table:

	Actual/Estimated Total Contract Amount	Amount Incurred	Estimated Remaining Contractual Commitment
Addison Place Shops	$4,814,000	$3,944,000	$870,000
Northridge Office Building	5,448,000	5,448,000	0
Ballantyne Place	23,193,000	22,114,000	1,079,000
Veranda Chase	15,608,000	15,608,000	0
Addison Place Apartments	21,876,000	21,876,000	0
Northridge Community (1)	261,000	253,000	8,000

	$71,200,000	$69,243,000	$1,957,000

(1) Only includes contract for site work and detention pond construction.

At December 31, 2004 and 2003, the amounts due to Roberts Construction are summarized in the following table:

	December 31	December 31
	2004	2003
Addison Place Shops	$405,000	$95,000
Northridge Office Building	0	251,000
Ballantyne Place	248,000	1,517,000
Veranda Chase	0	11,000
Northridge Community	0	4,000

Total	$653,000	$1,878,000

Roberts Realty estimates the remaining contractual commitment will be paid to Roberts Construction in 2005.

Roberts Realty paid Roberts Construction for labor and materials to perform capital improvements for the communities in the amount of $12,000, $57,000 and $43,000 in 2004, 2003 and 2002, respectively.

Development Fees. Roberts Properties received fees for various development services including market studies, business plans, design, finish selection, interior design and construction administration (including amounts described in “Land Acquisitions” above). Fees incurred totaled $550,000 and $180,000 for the years ended December 31, 2003 and 2002, respectively (none in 2004).

Partnership Profits Interests. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. Each partnership owned an apartment community that had been developed or was in the development process. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation was formalized as a profits interest in the operating partnership. As the holder of the profits interest, Roberts Properties was entitled to receive distributions of a specified percentage of the gross sales proceeds of some of the apartment communities Roberts Realty owned. The amount distributed to Roberts Properties with respect to each affected property was limited to the amount by which the gross proceeds from the sale of that property exceeded the sum of:

▪	the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;

▪	the equity issued by the operating partnership in acquiring the property; and

▪	all subsequent capital improvements to the property made by the operating partnership.

On June 2, 2004, Roberts Realty sold five of its Atlanta apartment communities for $109,150,000, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. Roberts Realty paid to Roberts Properties partnership profits interest distributions totaling $3,182,000 for three of those communities: River Oaks, Preston Oaks Phase I and Plantation Trace Phase I. During 2003, Roberts Realty paid profits interest distributions of $899,000 in connection with the sale of the Highland Park community. Roberts Realty paid no profits interest distributions during 2002 and will pay no further distributions of that nature in the future.

Roberts Realty accounts for distributions required under the partnership profits interests as a reduction of the sales proceeds upon the disposition of an affected property as required by SFAS 141, Business Combinations.

Other Fees. During 2004, 2003 and 2002, affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $88,000, $163,000, and $184,000 respectively.

Office Leases. Roberts Realty entered into leases for office space on the third floor of the Northridge office building with Roberts Properties and Roberts Construction for a total of $4,200 per month for the period of June 1, 2004 to August 31, 2004; for a total of $5,250 per month for the period of September 1, 2004 to December 31, 2004; and for a total of $5,950 per month for the period of January 1, 2005 to March 31, 2005. At March 31, 2005, the leases convert to a month-to-month basis with the rental rate and all other terms remaining unchanged. Roberts Realty intends to negotiate longer-term leases with Roberts Properties and Roberts Construction within the next 60 days.

Transactions with Other Directors and their Affiliates

Loan Origination Fees. Dennis H. James, a director of Roberts Realty, is Managing Director - Southeast Region, with L.J. Melody & Company, a commercial mortgage banking firm that has originated loans for Roberts Realty. Loan origination fees incurred were $75,000 in 2003. No loan origination fees were incurred in 2004 or 2002.

Other Fees. In 2004, Roberts Realty paid Charles R. Elliott, a director of Roberts Realty and former Chief Financial Officer, $205,000 in consulting fees for services he performed on the sale of five apartment communities to Colonial Properties Trust, the sale of St. Andrews at the Polo Club, the refinancing of Ballantyne Place debt and the refinancing of Addison Place Apartments debt.

11.	COMMITMENTS AND CONTINGENCIES

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 1,908,571 units outstanding at December 31, 2004 that could be exchanged for shares, subject to the conditions described above.

Roberts Realty enters into contractual commitments in the normal course of business related to the development of real estate assets. Management does not believe that the completion of these commitments will result in a material adverse effect on Roberts Realty’s financial position or results of operations.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2004.

On May 6, 2004, Roberts Realty obtained a $21,000,000 loan commitment from the Federal Home Loan Mortgage Corporation (Freddie Mac) to refinance the 285-unit Addison Place Apartments. The loan will have a ten-year term and bear interest at a fixed rate of 6.35%. Roberts Realty expects to close the new loan when the existing $22,130,000 loan matures in May 2005.

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

Non-cash investing and financing activities for the years ended December 31, 2004, 2003, and 2002 were as follows:

A.
On August 6, 2003, Roberts Realty sold the Highland Park community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $9,930,000.

B.
On June 2, 2004, Roberts Realty sold five of its Atlanta apartment communities - Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase. As a condition of the sale, the purchaser assumed the mortgage notes payable associated with the properties in the aggregate amount of $58,802,000.

C.
On July 29, 2004, Roberts Realty sold its St. Andrews at the Polo Club community. As a condition of the sale, the purchaser assumed the mortgage note payable associated with the property in the amount of $20,412,000.

13.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2004
Total operating revenues	$1,228	$1,287	$1,425	$1,637
Loss from operations	(20)	(132)	(676)	(533)
Loss from continuing operations	(411)	(303)	(1,048)	(884)
Income (loss) from discontinued operations	(182)	31,835	7,939	40
Net income (loss)	(593)	31,532	6,891	(844)
Per share (basic and diluted):
Loss from continuing operations	$(0.08)	$(0.06)	$(0.19)	$(0.17)
Income (loss) from discontinued operations	(0.03)	6.03	1.50	0.01
Net income (loss)	(0.11)	5.97	1.31	(0.16)

Year Ended December 31, 2003
Total operating revenues	$1,127	$1,215	$1,298	$1,252
Loss from operations	(290)	(194)	(72)	(122)
Loss from continuing operations	(497)	(518)	(428)	(453)
Income (loss) from discontinued operations	(394)	(409)	5,794	(405)
Net income (loss)	(891)	(927)	5,366	(858)
Per share (basic and diluted):
Loss from continuing operations	$(0.10)	$(0.10)	$(0.08)	$(0.09)
Income (loss) from discontinued operations	(0.08)	(0.08)	1.13	(0.08)
Net income (loss)	(0.18)	(0.18)	1.05	(0.17)

(Amounts have been restated, as appropriate, to give effect to discontinued operations).

14.	SUBSEQUENT EVENT (UNAUDITED)

On January 20, 2005, Roberts Realty purchased 9.84 acres of undeveloped land for $15,700,000 from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The property is located on Peachtree Dunwoody Road in the Perimeter Center submarket of Atlanta and is zoned for a mixed-use development of 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004
(Dollars in Thousands)

		Initial Cost to Company			Carried at Close of Period
Description	Encumbrance	Land	Buildings and Improvements	Improvements Capitalized After Acquisition/ Construction	Land	Buildings and Improvements	Total
CONSTRUCTION IN PROGRESS AND REAL ESTATE UNDER DEVELOPMENT (A)
Addison Place Shops	$5,280	$-	$-	$-	$-	$-	$-
Northridge Community	-	-	-	-	-	-	-
Peachtree Parkway (B)	9,462	-	-	-	-	-	-
Westside Parkway (B)	-	-	-	-	-	-	-
Total Properties Under Construction	$14,742	$-	$-	$-	$-	$-	$-

OPERATING PROPERTIES
Addison Place Townhomes	$9,056	$2,053	$10,440	$281	$2,053	$10,721	$12,774
Addison Place Apartments	22,130	3,152	25,917	266	3,152	26,183	29,335
Ballantyne Place Apartments	22,484	3,547	28,122	-	3,547	28,122	31,669
Northridge Office Building	4,530	357	6,511	3	357	6,514	6,871
Total Operating Properties	$58,200	$9,109	$70,990	$550	$9,109	$71,540	$80,649

Total	$72,942	$9,109	$70,990	$550	$9,109	$71,540	$80,649

Description	Accumulated Depreciation	Life on which Depreciation is Computed	Date Acquired	Date of Original Construction

Addison Place Townhomes	$2,917	3 - 27.5 Years	Sept - 99	1999
Addison Place Apartments	5,227	3 - 27.5 Years	June - 98	1999
Northridge Office Building	89	3 - 27.5 Years	June - 01	2000
Ballantyne Place Apartments	924	3 - 27.5 Years	June - 98	2001

Total	$9,157

The accompanying notes are an integral part of this schedule.
S-1

(A)	Construction in progress and real estate under development of $28,272,000 as of December 31, 2004 is excluded from Schedule III.

(B)	Peachtree Parkway and Westside Parkway were financed together with such properties being collateral for one land note payable.

(C)	Roberts Realty enters into contractual commitments in the normal course of business related to the construction of real estate assets with Roberts Construction - see Note 10 to the Consolidated Financial Statements.

(D)	Gross capitalized costs of operating real estate assets are summarized as follows:

	2004	2003	2002
BALANCE AT BEGINNING OF PERIOD	$152,553	$164,217	$143,527
Additions during period:
Other additions	38,893	-	22,487
Improvements	217	1,271	227
Total Additions	39,110	1,271	22,714
Deductions during period:
Sales	(110,646)	(12,632)	(1,741)
Other disposals	(368)	(303)	(283)
Total disposals	(111,014)	(12,935)	(2,024)
Balance at close of period	$80,649	$152,553	$164,217

(E)	Accumulated depreciation on operating real estate assets is as follows:

	2004	2003	2002
BALANCE AT BEGINNING OF PERIOD	$30,871	$28,229	$21,463
Additions during period:
Depreciation expense	4,540	6,980	7,001
Deductions during period:
Sales	(26,101)	(4,065)	-
Other disposals	(153)	(273)	(235)
Total disposals	(26,254)	(4,338)	(235)
Balance at close of period	$9,157	$30,871	$28,229

S-2

(c) Exhibits.

We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference from our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk. All material agreements contained in the following Index to Exhibits that are designated with a footnote (1) are no longer in effect but were in effect at some time on or after January 1, 2003.

We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

Exhibit No.	Description
Articles of Incorporation, Bylaws and Certificates and Articles of Merger:

3.1
Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. [Incorporated by reference to Exhibit 3.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2004.]

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

10.1.2
Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.5 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.3
Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Addison Place Shops). [Incorporated by reference to Exhibit 10.21.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.4
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (Northridge). [Incorporated by reference to Exhibit 10.1.17 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.1.5
Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. (Northridge). [Incorporated by reference to Exhibit 10.1.18 from our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]

10.1.6	Office Lease between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated November 23, 2004.

10.1.7	Office Lease between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated November 23, 2004.

10.1.8
Sales Contract dated December 29, 2004 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Parkway, L.P. [Incorporated by reference to Exhibit 10.1 from our current report on Form 8-K dated January 5, 2005.]

10.1.9
Tenants-In-Common Agreement between Georgianna Jean Valentino and Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.2 from our current report on Form 8-K dated January 5, 2005.]

10.1.10
Restrictive Covenant by Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.3 from our current report on Form 8-K dated January 5, 2005.]

10.1.11
Sales Contract dated January 19, 2005 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Dunwoody, LLC. [Incorporated by reference to Exhibit 10.1 from our current report on Form 8-K dated January 21, 2005.]

10.1.12
Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 from our current report on Form 8-K dated January 21, 2005.]

10.1.13	Determination of Executive Officer Salaries for 2005 and Bonuses for 2004. [Incorporated by reference to our current report on Form 8-K dated March 14, 2005.]

Addison Place Financing Documents:

10.2.1
Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, in the original principal amount of $9,500,000 (Addison Place Townhomes). [Incorporated by reference to Exhibit 10.14.04 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.2.2
Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, and related collateral documents (Addison Place Townhomes). [Incorporated by reference to Exhibit 10.14.05 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.2.3
Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Townhomes). [Incorporated by reference to Exhibit 10.14.06 from our annual report on Form 10-K for the year ended December 31, 1999.]

10.3.1
Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000, in the original principal amount of $22,500,000 (Addison Place Apartments). [Incorporated by reference to Exhibit 10.14.09 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.3.2
Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place Apartments). [Incorporated by reference to Exhibit 10.14.10 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

Ballantyne Place Financing Documents:

10.4.1
Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Ballantyne Place construction loan). [Incorporated by reference to Exhibit 10.4.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.4.2
Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 in the original principal amount of $24,000,000 (Ballantyne Place construction loan). [Incorporated by reference to Exhibit 10.4.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.4.3
Deed of Trust, Security Agreement, and Assignment of Rents and Leases executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Ballantyne Place construction loan). [Incorporated by reference to Exhibit 10.4.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.4.4
Guaranty Agreement executed by Roberts Realty Investors, Inc. in favor of AmSouth Bank, dated February 21, 2002 (Ballantyne Place construction loan). [Incorporated by reference to Exhibit 10.4.4 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

Peachtree Parkway / Peachtree Dunwoody Financing Documents

10.5.1
Promissory Note in the principal amount of $20,411,550, dated December 29, 2004, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.4 from our current report on Form 8-K dated January 5, 2005.]

10.5.2
Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents dated December 29, 2004 made by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.5 from our current report on Form 8-K dated January 5, 2005.]

10.5.3
Unconditional Guaranty of Payment and Performance dated December 29, 2004 made by Roberts Realty Investors, Inc. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.6 from our current report on Form 8-K dated January 5, 2005.]

10.5.4
First Consolidated Amendatory Agreement dated January 19, 2005 among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc., and Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.3 from our current report on Form 8-K dated January 21, 2005.]

Community Sales(1)

10.6
Sales Contract dated April 26, 2004 between Roberts Properties Residential, L.P. and Colonial Realty Limited Partnership for the sale of the Preston Oaks community, with First Amendment thereto dated May 21, 2004. [Incorporated by reference to Exhibit 2.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2004.]

10.6.2
Schedule of material differences between Sales Contract and Amendment to Sales Contract for Preston Oaks apartment community and Sales Contracts and Amendment to Sales Contracts for Bradford Creek, River Oaks, Plantation Trace and Veranda Chase apartment communities. [Incorporated by reference to Exhibit 2.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2004.]

10.7
Sales Contract dated May 24, 2004, by and between Roberts Properties Residential, L.P. and Wellington Development, L.C., with First, Second and Third Amendments thereto dated June 15, July 1, and July 12, 2004, respectively. [Incorporated by reference to Exhibit 2.1 from our current report on Form 8-K dated August 10, 2004.]

Preston Oaks Financing Documents: (1)

10.8.1
Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001, in the original principal amount of $12,700,000 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

10.8.2
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.4 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

Highland Park Financing Documents: (1)

10.9.1
Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002, in the original principal amount of $10,000,000 (Highland Park). [Incorporated by reference to Exhibit 10.3.1 from our annual report on Form 10-K for the year ended December 31, 2002.]

10.9.2
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002 (Highland Park). [Incorporated by reference to Exhibit 10.3.2 from our annual report on Form 10-K for the year ended December 31, 2002.]

10.9.3
Replacement Reserve Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated November 21, 2002 (Highland Park). [Incorporated by reference to Exhibit 10.3.3 from our annual report on Form 10-K for the year ended December 31, 2002.]

River Oaks Financing Documents:(1)

L.J. Melody & Company immediately assigned the River Oaks loan and the following related documents to the Federal Home Loan Mortgage Corporation (Freddie Mac).

10.10.1
Multifamily Note executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003, in the original principal amount of $10,750,000 (River Oaks). [Incorporated by reference to Exhibit 10.4.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

10.10.2
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks). [Incorporated by reference to Exhibit 10.4.2 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

10.10.3
Replacement Reserve Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks). [Incorporated by reference to Exhibit 10.4.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

10.10.4
Guaranty executed by Roberts Realty Investors, Inc. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks). [Incorporated by reference to Exhibit 10.4.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

Plantation Trace Financing Documents: (1)

10.11.1
Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, in the original principal amount of $11,900,000 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.04 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.11.2
Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, and related collateral documents (Plantation Trace). [Incorporated by reference to Exhibit 10.07.05 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.11.3
Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 from our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

Bradford Creek Financing Documents: (1)

10.12.1
Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.6 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.12.2
Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek). [Incorporated by reference to Exhibit 10.8.7 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.12.3
Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America, dated June 1, 1998 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.8 from our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

Veranda Chase (formerly Old Norcross) Financing Documents: (1)

10.13.1
Promissory Note executed by Roberts Realty Residential, L.P. in favor of Compass Bank, dated April 25, 2001, in the original principal amount of $17,000,000 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

10.13.2
Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.5 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

St. Andrews at the Polo Club Financing Documents: (1)

10.14.1
Promissory Note executed by Roberts Properties Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 in the original principal amount of $21,000,000 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.1 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.14.2
Mortgage and Security Agreement executed by Roberts Realty Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.2 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.14.3
Assignment of Rents and Lease executed by Roberts Realty Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.3 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.14.4
Guaranty Agreement (Rental Achievement) executed by Roberts Realty Investors, Inc. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.4 from our annual report on Form 10-K for the year ended December 31, 2001.]

10.14.5
Guaranty Agreement (Carve out) executed by Roberts Realty Investors, Inc. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.5 from our annual report on Form 10-K for the year ended December 31, 2001.]

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

Date: March 23, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Charles S. Roberts and Greg M. Burnett, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles S. Roberts	Chairman of the Board, Chief
Charles S. Roberts	Executive Officer and President	March 23, 2005

/s/ Greg M. Burnett	Secretary, Treasurer, Chief	March 23, 2005
Greg M. Burnett	Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

/s/ Charles R. Elliott	Director	March 23, 2005
Charles R. Elliott

/s/ Dennis H. James	Director	March 23, 2005
Dennis H. James

/s/ Wm. Jarell Jones	Director	March 23, 2005
Wm. Jarell Jones

/s/ Ben A. Spalding	Director	March 23, 2005
Ben A. Spalding

/s/ James M. Goodrich	Director	March 23, 2005
James M. Goodrich