Form 10-K/A
period 2004-12-31
ROBERTS REALTY INVESTORS INC
filed 2005-03-31
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________
FORM 10-K
AMENDMENT No. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________.

Roberts Realty Investors, Inc. (Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2122873
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

450 Northridge Parkway, Suite 302, Atlanta, GA	30350
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number:  (770) 394-6000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).   Yes            No   X

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

Explanatory Note:

The registrant hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 2004 by deleting the text of Exhibit 23.1 and replacing it with the Exhibit 23.1 attached hereto:

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

             (c)     Exhibits.

23.1                Independent Auditors’ Consent

31                   Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.

By:   /s/ Charles S. Roberts
         Charles S. Roberts, Chairman of the Board,
         Chief Executive Officer and President

Date:  March 31, 2005

3