Form 10-Q
period 2005-03-31
ROBERTS REALTY INVESTORS INC
filed 2005-05-11
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☐ No ☑

The number of outstanding shares of the registrant’s Common Stock on May 6, 2005 was 5,321,207 (net of shares held in treasury).

___________________

PART I

ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)

ASSETS

REAL ESTATE ASSETS - At cost:
Land	$9,109	$9,109
Buildings and improvements	65,890	65,527
Furniture, fixtures and equipment	6,169	6,013
	81,168	80,649
Less accumulated depreciation	(10,025)	(9,157)
Operating real estate assets	71,143	71,492
Construction in progress and real estate under development	44,318	28,272

Net real estate assets	115,461	99,764

CASH AND CASH EQUIVALENTS	8,741	27,552

RESTRICTED CASH	180	150

DEFERRED FINANCING COSTS - Net of accumulated amortization of $496 and $445 at March 31, 2005 and December 31, 2004, respectively	296	341

OTHER ASSETS - Net	1,426	1,422
	$126,104	$129,229

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$31,106	$31,186
Construction notes payable	33,285	32,294
Land notes payable	6,842	9,462
Swap contract liability	167	436
Accounts payable and accrued expenses	1,005	671
Due to Roberts Construction (including retainage payable of $268 and $298 at March 31, 2005 and December 31, 2004, respectively)	268	653
Security deposits and prepaid rents	298	250
Liabilities related to sold assets	--	60

Total liabilities	72,971	75,012

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	13,930	14,368

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	--	--
Common shares, $.01 par value, 100,000,000 shares authorized, 5,684,073 and 5,668,622 shares issued at March 31, 2005 and December 31, 2004, respectively	57	57
Additional paid-in capital	26,629	26,476
Less treasury shares, at cost (362,588 shares at March 31, 2005 and December 31, 2004)	(2,764)	(2,764)
Unamortized restricted stock compensation	(15)	(18)
Retained earnings	15,419	16,418
Accumulated other comprehensive loss	(123)	(320)
Total shareholders’ equity	39,203	39,849
	$126,104	$129,229

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$1,707	$1,198
Other operating income	105	31
Total operating revenues	1,812	1,229

OPERATING EXPENSES:
Personnel	250	126
Utilities	133	76
Repairs, maintenance and landscaping	109	62
Real estate taxes	206	109
Marketing, insurance and other	160	73
General and administrative expenses	405	394
Depreciation of real estate assets	886	403
Total operating expenses	2,149	1,243

LOSS FROM OPERATIONS	(337)	(14)

OTHER INCOME (EXPENSE):
Interest income	61	22
Interest expense	(1,034)	(534)
Gain / (Loss) on disposal of assets	5	(6)
Amortization of deferred financing costs	(51)	(36)
Total other expense	(1,019)	(554)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,356)	(568)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	357	156
LOSS FROM CONTINUING OPERATIONS	(999)	(412)
LOSS FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	--	(182)
NET LOSS	$(999)	$(594)

LOSS PER COMMON SHARE - BASIC AND DILUTED:

Loss from continuing operations	$(0.19)	$(0.08)
Loss from discontinued operations	0.00	(0.03)
Net loss	$(0.19)	$(0.11)

Weighted average common shares - basic	5,317,213	5,239,067
Weighted average common shares - diluted (effect of operating partnership units)	7,214,605	7,223,060

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(999)	$(594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of minority interest	--	(182)
Minority interest of unitholders in the operating partnership	(357)	(156)
(Gain) loss on disposal of assets		6
Depreciation and amortization	937	438
Amortization of deferred compensation	3	(12)
Change in assets and liabilities:
Increase in restricted cash	(30)	(2)
Increase in other assets	(4)	(9)
Increase (decrease) in accounts payable and accrued expenses relating to operations	(107)	(178)
Increase in security deposits and prepaid rent	48	3

Net cash used in operating activities from continuing operations	(509)	(686)
Net cash provided by operating activities from discontinued operations	--	1,840
Net cash (used in) provided by operating activities	(509)	1,154

INVESTING ACTIVITIES:
Construction of real estate assets	(860)	(3,244)
Acquisition of real estate assets	(15,724)	--

Net cash used in investing activities	(16,584)	(3,244)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(79)	(69)
Payment of dividends and distribution	(4)	--
Payment of loan costs	(6)	--
Proceeds from construction loans	991	2,526
Principal repayments on land loans	(13,570)	--
Proceeds from land loans	10,950	--

Net cash (used in) provided by financing activities from continuing operations	(1,718)	2,457
Net cash used in financing activities from discontinued operations	--	(205)
Net cash (used in) provided by financing activities	(1,718)	2,252
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,811)	162

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,552	8,583
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,741	$8,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,035	$2,234

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting primarily of multifamily apartment communities. Roberts Realty owns and operates multifamily residential and other properties as a self-administered, self-managed equity real estate investment trust (“REIT”).

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 73.7% and 73.5% ownership interest at March 31, 2005 and December 31, 2004, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At March 31, 2005, Roberts Realty owned one completed multifamily apartment community totaling 403 apartment homes in the Atlanta metropolitan area; a 319-unit apartment community in Charlotte, North Carolina in its lease-up phase; and a 220-unit apartment community in Atlanta in the planning and design phase. In addition, Roberts Realty owns a 39,907 square foot commercial office building which is in its lease-up phase, a 42,090 square foot retail center in its lease-up phase, an undeveloped commercial site adjacent to the retail center, and three undeveloped residential and mixed-use sites in the Atlanta metropolitan area.

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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), collectively referred to as the Roberts Companies, which are affiliates of Roberts Realty that are wholly owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty. These contracts relate to the development and construction of real estate assets. (See Note 7.)

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 26.3% and 27.5% for the three months ended March 31, 2005 and 2004, respectively. The minority interest of the unitholders was $13,930,000 at March 31, 2005 and $14,368,000 at December 31, 2004.

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

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2004.

3.	ACQUISITIONS AND DISPOSITIONS

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

On June 18, 2004, Roberts Realty paid a distribution of $4.50 per share to shareholders and unitholders of record on June 14, 2004. Roberts Realty retained $14,407,000 of the net proceeds, or $1.99 per share/unit, for the purchase and development of other communities and for working capital.

On July 29, 2004, Roberts Realty sold its St. Andrews at the Polo Club community in Palm Beach County, Florida for $36,000,000 or an average of $180,000 per apartment unit, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,113,000 after deduction of $20,412,000 for the mortgage note payable assumed by the buyer, and closing costs and prorations totaling $475,000. Roberts Realty reinvested the proceeds in three undeveloped land parcels through a Section 1031 tax-deferred exchange, which permits its shareholders to defer paying the tax they would otherwise incur on the gain.

On October 29, 2004, Roberts Realty sold a 1.2 acre parcel of land located adjacent to its Addison Place community to an unrelated third party for $895,000, resulting in a gain of approximately $102,000, net of minority interest of $37,000. Net sales proceeds were approximately $890,000 after deduction of closing costs and prorations totaling $5,000.

On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.55 acres of undeveloped land for $7,786,000, including closing costs, from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. The land is zoned for 292 apartment units and is located on Peachtree Parkway in Gwinnett County, Georgia. The transaction was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. See Note 7 - Related Party Transactions.

On December 29, 2004, Roberts Realty purchased 29.48 acres of undeveloped land on Westside Parkway in the North Atlanta submarket of Alpharetta, Georgia from an unrelated third party. The land was acquired for $5,919,000, including closing costs, and is zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center. The transaction was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club.

On January 20, 2005, Roberts Realty purchased 9.84 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000 including closing costs and was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. The property is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the Perimeter Center submarket of Atlanta and is zoned for a mixed-use development of 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. See Note 7 - Related Party Transactions.

4.	DISCONTINUED OPERATIONS

For the three months ended March 31, 2004, loss from discontinued operations relates to the following apartment communities that Roberts Realty sold on the dates indicated:

•	Bradford Creek, a 180-unit community sold on June 2, 2004;
•	Plantation Trace, a 232-unit community sold on June 2, 2004;
•	Preston Oaks, a 213-unit community sold on June 2, 2004;
•	River Oaks, a 216-unit community sold on June 2, 2004;
•	Veranda Chase, a 250-unit community sold on June 2, 2004; and
•	St. Andrews at the Polo Club, a 200-unit community sold on July 29, 2004.

The following table summarizes revenue and expense information for the six communities for the three-month period ended March 31, 2004 (dollars in thousands, unaudited):

OPERATING REVENUES:
Rental operations	$3,606
Other operating income	52
Total operating revenues	3,658

OPERATING EXPENSES:
Personnel	395
Utilities	228
Repairs, maintenance and landscaping	223
Real estate taxes	383
Marketing, insurance and other	222
Depreciation of real estate assets	1,042
Total operating expenses	2,493

INCOME FROM OPERATIONS	1,165

OTHER EXPENSE:
Interest expense	(1,381)
Amortization of deferred financing costs	(35)
Total other expense	(1,416)

Loss before minority interest	(251)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(69)

LOSS FROM DISCONTINUED OPERATIONS	$(182)

There were no assets sold and no assets held for sale in the three-month period ended March 31, 2005.

5.	NOTES PAYABLE

Roberts Realty has four types of debt: unsecured lines of credit; mortgage notes secured by some of its apartment communities; construction/permanent loans secured by other apartment communities and properties; and land loans incurred to purchase undeveloped land. These loans are summarized below.

Lines of Credit. Roberts Realty has a $2,000,000 unsecured line of credit, which expires August 1, 2005, to provide funds for short-term working capital purposes. At March 31, 2005, there were no borrowings under the line of credit.

Mortgage Notes. The mortgage notes payable secured by Roberts Realty’s completed apartment communities at March 31, 2005 and December 31, 2004 were as follows:

		Fixed Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	3/31/05	3/31/05	12/31/04

Addison Place Townhomes	11/15/09	6.95%	$9,024,000	$9,056,000
Addison Place Apartments (1) (2)	05/10/05	8.62%	22,082,000	22,130,000
			$31,106,000	$31,186,000

(1)	The interest rate on this loan was synthetically fixed at the rate shown. See Note 6.
(2)	On April 19, 2005, Roberts Realty refinanced this loan with a new mortgage loan. See Note 12.

Real estate assets having a combined depreciated cost of $33,636,000 served as collateral for the outstanding mortgage debt at March 31, 2005.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. At March 31, 2005, $4,530,000 was drawn on the loan, and Roberts Realty is in the process of extending the loan on this property prior to the maturity date.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit apartment community in Charlotte, North Carolina. The loan is secured by the land and improvements and matures on March 10, 2006, with Roberts Realty having the option to exercise two additional one-year extensions. Monthly payments were interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest are payable in monthly installments, with principal calculated using a 30-year amortization schedule, an assumed interest rate of 7.0%, and with interest continuing to be payable at the 30-day LIBOR plus 200 basis points. At March 31, 2005, $23,000,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At March 31, 2005, $5,755,000 was drawn on the loan.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan (as amended on January 19, 2005) to fund portions of the purchase prices of an 82% undivided interest in 23.55 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia, 29.47 acres of undeveloped land located on Westside Parkway in Alpharetta, Georgia, and 9.84 acres of undeveloped land located on Peachtree Dunwoody Road in Atlanta, Georgia. The loan matures on December 29, 2005, is secured by the land, and bears an interest rate of the 30-day LIBOR plus 185 basis points. At March 31, 2005, $6,842,000 was drawn on the loan.

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

Roberts Realty generally enters into fixed rate debt instruments for its completed apartment communities. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty entered into an interest rate swap agreement to fix the interest rate on its Addison Place Apartments mortgage loan (see Note 5 - Notes Payable). The swap agreement expires May 10, 2005, when the loan matures. The swap agreement has been designated as a cash flow hedge and, accordingly, is recorded at fair value in the consolidated balance sheets, and the related gains or losses are deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements are recognized as adjustments to interest related to the designated debt. Any ineffective portions of cash flow hedges are recognized immediately in earnings. Roberts Realty intends to hold the interest rate swap arrangement and related debt agreement for the Addison Place Apartments mortgage loan until maturity. In the event the interest rate swap agreement is terminated, Roberts Realty would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings.

At December 31, 2004, the liability relating to the estimated fair value of the swap was $436,000, which resulted in a decrease in shareholders’ equity of $320,000 (accumulated other comprehensive income), net of minority interest of $116,000.

At March 31, 2005, Roberts Realty’s recorded liability was $167,000 relating to the estimated fair value of the Addison Place Apartments swap because of lower market interest rates as compared to the interest rate of the swap instrument. The effect of this liability is a corresponding decrease in shareholders’ equity of $123,000 (accumulated other comprehensive income), net of minority interest of $44,000.

On April 19, 2005, Roberts Realty refinanced its Addison Place Apartments mortgage loan and paid off the unamortized balance of the related swap agreement. See Note 12.

7.	RELATED PARTY TRANSACTIONS

Roberts Realty has engaged the Roberts Companies to perform services for the operating partnership. The Roberts Companies developed and constructed all of Roberts Realty’s existing communities. Roberts Construction began construction on the 39,205 square foot Addison Place Shops retail center before Roberts Realty purchased the property, and in 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction to finish the construction. Roberts Construction constructed Ballantyne Place under a cost plus 10% contract. At March 31, 2005, the remaining commitments under construction contracts were $598,000 as summarized in the following table:

	Actual/ Estimated Total Contract Amount	Total Amount Incurred through 3/31/05	Estimated Remaining Contractual Commitment

Addison Place Shops	$4,817,000	$4,352,000	$465,000
Ballantyne Place	22,538,000	22,405,000	133,000
	$27,355,000	$26,757,000	$598,000

Roberts Realty plans to fund the remaining contractual commitments for the Addison Place Shops from the remaining amounts available to be borrowed under the construction loan secured by that property and from working capital. Roberts Realty plans to fund the remaining contractual commitment for Ballantyne Place from working capital.

At March 31, 2005 and December 31, 2004, the amounts due to Roberts Construction are summarized in the following table:

	March 31, 2005	December 31, 2004

Addison Place Shops	$227,000	$405,000
Ballantyne Place	39,000	248,000
Total	$266,000	$653,000

Roberts Realty entered into leases for office space on the third floor of the Northridge office building with Roberts Properties and Roberts Construction for a total of $4,200 per month for the period of June 1, 2004 to August 31, 2004; for a total of $5,250 per month for the period of September 1, 2004 to December 31, 2004; and for a total of $5,950 per month for the period of January 1, 2005 to March 31, 2005. At March 31, 2005, the leases converted to a month-to-month basis with the rental rate and all other terms remaining unchanged. Roberts Realty intends to negotiate longer-term leases with Roberts Properties and Roberts Construction.

On April 14, 2005, Roberts Realty entered into design and development agreements with Roberts Properties and cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the Peachtree Dunwoody property. See Note 12.

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

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2005.

On May 6, 2004, Roberts Realty obtained a $21,000,000 loan commitment to refinance the 285-unit second phase of the company’s Addison Place apartment community. Roberts Realty closed the new loan on April 19, 2005. See Note 12.

On July 15, 2004, Roberts Realty obtained a $23,000,000 loan commitment from Federal Home Loan Mortgage Corporation (“Freddie Mac”) to refinance its 319-unit apartment community, Ballantyne Place. The loan will have an 11-year term and bear interest at a fixed rate of 6.06% for the first 10 years and then at an interest rate that will float at 250 basis points over a Freddie Mac index in the 11th year. If the sale of Ballantyne Place does not occur as anticipated, Roberts Realty expects to close the new loan in July 2005.

See Note 7 for information about commitments under construction contracts with Roberts Construction.

9.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended March 31, 2005 and 2004, a total of 15,451 and 31,114 partnership units, respectively, were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.

Restricted Share Awards. During the three months ended March 31, 2005 and March 31, 2004, Roberts Realty granted no shares of restricted stock. During the three months ended March 31, 2004, employees who terminated employment before vesting forfeited 3,839 shares of restricted stock with original market values of $30,000. No restricted stock was forfeited during the three months ended March 31, 2005. The market value of restricted stock grants was recorded as unamortized deferred compensation and is shown as a separate component of shareholders’ equity. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period.

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

	Three Months Ended March 31,
	2005	2004

Net loss - basic	$(999)	$(594)

Minority interest of unitholders in the operating partnership in loss	(357)	(225)

Net loss - diluted	$(1,356)	$(819)

Weighted average shares - basic	5,317,213	5,239,067
Dilutive securities - weighted average units	1,897,392	1,983,993
Weighted average shares - diluted (effect of operating partnership units)	7,214,605	7,223,060

10.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia and North Carolina. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. Because each of the apartment communities has similar economic characteristics, residents, and products and services, however, Roberts Realty has aggregated the apartment communities into one reportable segment. This segment comprises 98.5% and 100% of Roberts Realty’s total revenues for each of the three months ended March 31, 2005 and 2004, respectively.

Roberts Realty owns a 39,907 square foot office building in its lease-up phase and a 42,090 square foot retail center located adjacent to its Addison Place apartment community in its lease-up phase. At March 31, 2005, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

11.	COMPREHENSIVE LOSS

Roberts Realty’s comprehensive loss, which consists of net loss and the change in the fair value of the swap contract payable, is calculated as follows (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2005	2004

Net loss	$(999)	$(594)
Change in the fair value of the swap contract payable, net of minority interest	197	157
Total comprehensive loss	$(802)	$(437)

12.	SUBSEQUENT EVENTS

Refinancing of Addison Place Apartments. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC to refinance the 285-unit second phase of its Addison Place apartment community. Roberts Realty guaranteed the operating partnership’s obligations under the loan documents. The lender has informed Roberts Realty that it expects to assign the loan and related loan documents to Freddie Mac in the near future. The loan matures on May 1, 2016 and bears a fixed interest rate of 6.35% through April 30, 2015 calculated by using a 30-year amortization schedule. For the final year, the interest rate will float at 250 basis points over a Freddie Mac index. Roberts Realty used the proceeds of the loan and working capital to pay the $22,071,000 balance of the existing Wachovia Bank loan.

Related Party Agreements. On April 14, 2005, the operating partnership entered into design and development agreements with Roberts Properties for (a) the development of Roberts Realty’s Peachtree Parkway property for a fee of $1,460,000 to be paid in nine equal monthly installments over the development period, which commenced in April 2005; and (b) the development of Roberts Realty’s Peachtree Dunwoody property for a fee of $1,780,000 to be paid in nine equal monthly installments over the development period, which commenced in April 2005. On April 14, 2005, the operating partnership also entered into construction contracts with Roberts Construction for the construction of (a) a 292-unit apartment community on the Peachtree Parkway property for the cost of constructing the project plus 10%, payable monthly; and (b) 236-unit apartment and 120-unit condominium community on the Peachtree Dunwoody property for the cost of constructing the project plus 10%. For more information about these agreements, see Roberts Realty’s Current Report on Form 8-K dated April 12, 2005 filed with the SEC.

Agreement to Sell Ballantyne Place. On May 2, 2005, Roberts Realty signed a definitive agreement to sell its 319-unit Ballantyne Place apartment community located in Charlotte, North Carolina for $37,250,000, which Roberts Realty estimates will result in a gain of $4,647,000, net of minority interest of $1,649,000. In addition to the sales price, the buyer will pay $690,000 to reimburse Roberts Realty for a previously paid loan commitment fee, resulting in a total price of $37,940,000 or $118,934 per apartment unit. Roberts Realty estimates that the sales proceeds, net of mortgage debt and closing-related expenses, will be approximately $13,965,000. Roberts Realty anticipates closing the sale in June 2005.

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

Recent Developments

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

Sale of St. Andrews at the Polo Club. On July 29, 2004, we sold our St. Andrews at the Polo Club community in Palm Beach County, Florida for $36,000,000, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,113,000 after deduction of $20,412,000 for the mortgage note payable assumed by the buyer and closing costs and prorations totaling $475,000.

We reinvested the majority of the proceeds from the sale of St. Andrews at the Polo Club in three undeveloped land parcels through a Section 1031 tax-deferred exchange, which permits our shareholders to defer paying the tax they would otherwise incur on the gain.

Recent Purchases of New Properties for Development. Continuing our recent plan of selling older appreciated assets and focusing on newer assets, we acquired three high quality properties for development. In December 2004 and January 2005, we used the majority of the proceeds of the sale of St. Andrews at the Polo Club and new borrowings to fund the following purchases:

•	we paid $7,770,000 for an 82% undivided interest in 23.55 acres of undeveloped land zoned for 292 apartment units in Gwinnett County, Georgia;

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

Refinancing of Addison Place Apartments. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC to refinance the 285-unit second phase of its Addison Place apartment community. Roberts Realty guaranteed the operating partnership’s obligations under the loan documents. The lender has informed us that it expects to assign the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in the near future. The loan matures on May 1, 2016 and bears a fixed interest rate of 6.35% through April 30, 2015 calculated by using a 30-year amortization schedule. For the final year, the interest rate will float at 250 basis points over a Freddie Mac index. We used the proceeds of the loan and working capital to pay the $22,071,000 balance of the existing Wachovia Bank loan. We paid no prepayment penalty to repay the Wachovia Bank loan or the related swap agreement. Because the new loan lowered the interest rate on the loan secured by Addison Place Apartments from 8.62% to 6.35% and has a smaller principal balance, our total payments of principal and interest will decrease by approximately $500,000 per year.

Pending Sale of Ballantyne Place. On May 2, 2005, we signed a definitive agreement to sell our 319-unit Ballantyne Place apartment community located in Charlotte, North Carolina for $37,250,000, which we estimate will result in a gain of $4,647,000, net of minority interest of $1,649,000. In addition to the sales price, the buyer will pay $690,000 to reimburse us for a previously paid loan commitment fee, resulting in a total price of $37,940,000 or $118,934 per apartment unit. We estimate that the sales proceeds, net of mortgage debt and closing-related expenses, will be approximately $13,965,000. We anticipate closing the sale in June 2005.

Substantial Effect of Apartment Sales on Future Operating Results

We have accounted for the operations of the six communities we sold in 2004 as discontinued operations for the three months ended March 31, 2004. Accordingly, this Item 2 focuses on the continuing operations of our remaining properties. Investors should take the sale of these communities and the pending sale of Ballantyne Place into account in reviewing this report. The results of operations of these apartment communities are material to the overall results reflected and discussed in this report. For more detail regarding the effects of these sales, see (a) Anticipated Effects of Sales of Apartment Communities on our Future Results of Operations, and (b) Liquidity and Capital Resources below.

Overview

We own and operate multifamily residential properties as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties. As of May 6, 2005, we own a 73.8% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

As of May 6, 2005, we own:

•
Addison Place, a stabilized multifamily community consisting of the 118-unit Addison Place Townhomes and the 285-unit Addison Place Apartments in Alpharetta, Georgia. As of April 30, 2005, Addison Place had a physical occupancy rate of 96.0%. We consider a community to have achieved stabilized occupancy on the earlier of (a) attainment of 95% occupancy as of the first day of any month, or (b) one year after completion of construction.

•
Ballantyne Place, a 319-unit apartment community in lease-up in Charlotte, North Carolina. We began leasing activity at Ballantyne Place in March 2004 and as of April 30, 2005, the community is 79.9% leased.

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

•	A 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community).

•	An 82% undivided interest in 23.55 acres of undeveloped land zoned for 292 apartment units located on Peachtree Parkway in Gwinnett County, Georgia.

•
A 29.48-acre site of undeveloped land zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center located on Westside Parkway in Alpharetta, Georgia.

•
A 9.84-acre site of undeveloped land zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space located on Peachtree Dunwoody Road in Atlanta, Georgia.

Combining the apartment and condominium units we can build on the three recently acquired properties, our 285-unit Addison Place apartment homes, our 118-unit Addison Place townhomes, and our 220-unit community under development, we have a total of 1,033 apartment units, 118 townhomes and 229 condominium units that we own and may develop. Taking into account our investment in our existing communities and undeveloped land, as well as estimates of what it would cost to develop and construct the apartment and condominium units for which our undeveloped properties are zoned, these residential communities would represent an aggregate investment of approximately $145,000,000.

In Atlanta, our primary market, sluggish job growth and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy we offer residents incentives in the form of rent concessions, which result in decreased revenues and income from operations. Although the rental concession environment improved somewhat in 2004, we expect rent concessions to continue for the foreseeable future, and we cannot offer any assurances regarding the effects of these conditions on our business or when multifamily market conditions might improve materially. To the extent that these conditions continue and perhaps worsen, particularly in Atlanta, our business, operating results and liquidity will be affected adversely.

We have generated negative cash flow as a result of selling seven appreciated communities totaling 1,479 units in 2003 and 2004 while making distributions to shareholders of $5.05 per share. We have three properties in lease-up, one property in the planning and design phase, and four parcels of undeveloped land. In total, we have invested approximately $40.4 million into these properties, which are currently producing minimal cash flow. We expect the negative cash flow to continue through the end of 2006 and until our assets under development are constructed and leased.

We have paid no regular quarterly dividends since the third quarter of 2001. We presently intend not to resume paying regular quarterly dividends.

We will continue to seek opportunities to create shareholder value. These efforts may include periodically selling our properties and redeploying the sale proceeds into other properties through a Section 1031 tax-deferred exchange, as we did with the proceeds of the sale of our St. Andrews at the Polo Club community. We intend to use all or most of the net proceeds from the pending sale of Ballantyne Place (and any other property sale in the near term) for either or both of: (a) funding our ongoing development and construction program in Atlanta; and (b) acquiring other properties in Atlanta or south Florida through a Section 1031 tax-deferred exchange, which will permit our shareholders to defer paying the tax they would otherwise incur on the gain of the sale. Given our negative cash flow as noted above and our intended use of the net proceeds of the Ballantyne Place sale, we do not anticipate making distributions to shareholders in 2005 or 2006. (We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.)

We have engaged two entities owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, to perform services for the operating partnership. These entities are Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we sometimes refer to as the Roberts Companies. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction constructed our Addison Place community, Ballantyne Place community and the Northridge office building. Roberts Construction began construction on the Addison Place Shops before we purchased the property, and we have retained Roberts Construction to complete construction of the interior tenant finish. We retained Roberts Properties to develop our Northridge, Peachtree Parkway and Peachtree Dunwoody communities and we entered into a cost-plus 10% contracts with Roberts Construction to build the communities.

Results of Operations

The comparisons below do not include the results of our discontinued operations that are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

For the three months ended March 31, 2005, we recorded a net loss from continuing operations of $999,000 compared to a net loss from continuing operations of $412,000 for the three months ended March 31, 2004. Our results include:

(a)
a $500,000 increase in interest expense due primarily to the Wachovia Bank land loan and a reduction of capitalized interest related to Ballantyne Place and the Northridge office building as construction of those properties was completed and we began to expense rather than capitalize interest;

(b)
a $483,000 increase in depreciation expense due primarily to Ballantyne Place, which we began depreciating in July 2004; and the Northridge office building, which we began depreciating in August 2004; and

(c)	a $412,000 increase in property operating expenses due primarily to the operations of Ballantyne Place, which began leasing activities in March 2004;

partially offset by:

(d)	a $583,000 increase in operating revenues due primarily to Ballantyne Place;

(e)	a $201,000 increase in the minority interest in the loss from continuing operations; and

(f)	a $39,000 increase in interest income due to higher cash balances obtained from property sales.

The operating performance as of March 31, 2005 for Addison Place, our only stabilized apartment community, is summarized in the following table:

	Three Months Ended March 31		Percentage
	2005	2004	Change

Total operating revenues	$1,293,000	$1,220,000	6.0%
Property operating expenses (1)	(432,000)	(410,000)	5.4%
Loan cost amortization / interest expense	(646,000)	(657,000)	(1.7%)
Depreciation of real estate assets	(379,000)	(408,000)	(7.1%)
Loss from operations	$(164,000)	$(255,000)	(35.7%)
Average stabilized occupancy (2)	93.8%	91.4%	2.4%

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

One of our communities, Addison Place, was fully stabilized during both of the three-month periods ended March 31, 2005 and 2004. Our same-property operating revenues increased by $73,000, or 6.0%, from $1,220,000 for the three months ended March 31, 2004 to $1,293,000 for the three months ended March 31, 2005. Our same-property operating expenses increased by $22,000, or 5.4%, from $410,000 for the three months ended March 31, 2004 to $432,000 for the three months ended March 31, 2005, due primarily to increased marketing and insurance costs. Stabilized occupancy for our same-property community was 93.8% for the three months ended March 31, 2005 compared to 91.4% for the three months ended March 31, 2004.

The following discussion compares our statements of operations for the three months ended March 31, 2005 and 2004.

Total operating revenues increased $583,000 or 47.4% from $1,229,000 for the three months ended March 31, 2004 to $1,812,000 for the three months ended March 31, 2005. The increase in operating revenues is due primarily to the following:

(a)	a $490,000 increase in operating revenues from Ballantyne Place, which began lease-up in March 2004; and

(b)	a $73,000 increase in operating revenues from Addison Place.

Property operating expenses increased $412,000 or 92.3% from $446,000 for the three months ended March 31, 2004 to $858,000 for the three months ended March 31, 2005. The increase is due primarily to increased operating expenses at Ballantyne Place, which began its lease-up in March 2004, and a 5.4% increase in operating expenses at Addison Place.

Depreciation expense increased $483,000 or 119% from $403,000 for the three months ended March 31, 2004 to $886,000 for the three months ended March 31, 2005. The increase is due primarily to Ballantyne Place, which we began depreciating in July 2004, and the Northridge office building, which we began depreciating in August 2004.

Interest expense increased $500,000 or 94% from $534,000 for the three months ended March 31, 2004 to $1,034,000 for the three months ended March 31, 2005. The increase is due to Ballantyne Place, for which we began expensing interest in April 2004; the Northridge office building, for which we began expensing interest in September 2004; and the land loan for the three undeveloped parcels purchased in December 2004 and January 2005.

Anticipated Effects of Sales of Apartment Communities on our Future Results of Operations

As described above, in June and July 2004 we sold five Atlanta apartment communities and our only Florida community. Those communities were Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, Veranda Chase and St. Andrews at the Polo Club. These sales have affected and will continue to affect our future results of operations generally as follows:

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

Reduction in Number of Employees and Associated Costs. Our number of employees has decreased from approximately 44 to approximately 23, and our related costs have decreased materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses has been materially less than the percentage of our revenues represented by the communities we sold.

If we sell our Ballantyne Place community in June 2005 as we expect, our revenue, income from operations, and number of employees will similarly be reduced.

Liquidity and Capital Resources

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Cash and cash equivalents decreased $18,811,000 during the three months ended March 31, 2005 compared to an increase of $162,000 during the three months ended March 31, 2004. The change is due to an increase in cash used in investing activity of $13,340,000, a decrease in cash provided by financing activities of $3,970,000 and a decrease in cash provided by operating activities of $1,663,000, as described in more detail below.

In the past, a primary source of our liquidity has been cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. The sale of six apartment communities during 2004 resulted in a decrease in operating revenues to a level that is less than operating expenses. Generally, depreciation and amortization expenses are the most significant adjustments to net income (loss) in arriving at cash provided by operating activities.

Net cash provided by operating activities decreased $1,663,000 from providing $1,154,000 of cash during the three months ended March 31, 2004 to using $509,000 of cash during the three months ended March 31, 2005. The decrease is due to the sale of the six apartment communities during 2004, partially offset by increased revenues from Ballantyne Place.

We have not paid regular quarterly dividends since the third quarter of 2001. We presently intend not to resume paying regular quarterly dividends. We expect in the near term to use all or most of the net proceeds of any sale for either or both of: (a) funding our ongoing development and construction program; and (b) acquiring other properties through a Section 1031 tax-deferred exchange, as we did with the proceeds of the sale of our St. Andrews at the Polo Club community. We anticipate paying distributions from time to time out of the proceeds of property sales only if we need to do so to maintain our status as a REIT for federal income tax purposes.

In addition to experiencing lower operating revenues because we no longer own six apartment communities, we have three properties in lease-up, one property in the planning and design phase and four parcels of undeveloped land. In total, these eight properties required an investment of approximately $40.4 million that is currently producing minimal cash flow. The decreased revenue, together with capital necessary to fund our development program, has reduced our cash flow from operations. We believe that our cash flow from operations will improve as we lease-up properties and finish our properties under development and construction.

Net cash used in investing activities increased $13,340,000 from $3,244,000 during the three months ended March 31, 2004 to $16,584,000 during the three months ended March 31, 2005. This increase is attributable to the purchase in January 2005 of the Peachtree Dunwoody land for $15,724,000 partially offset by a $2,384,000 reduction in construction activity at Ballantyne Place and the completion of construction of the Northridge office building in 2004.

Net cash provided by financing activities decreased $3,970,000 from providing $2,252,000 during the three months ended March 31, 2004 to using $1,718,000 during the three months ended March 31, 2005. The decrease is due primarily to the following:

(a)	$13,570,000 used to pay down the Wachovia Bank land note in the first quarter of 2005;

(b)	a $1,535,000 decrease in construction loan proceeds for Ballantyne Place and the Northridge office building;

partially offset by:

(c)	$10,950,000 in land loan proceeds used to acquire the Peachtree Dunwoody property; and

(d)	a $205,000 decrease in principal repayments on mortgage notes payable from discontinued operations.

Debt Summary

The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at March 31, 2005 and its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity) March 31, 2005

	Lender	Interest Terms	Interest Rate	Maturity Date	Balance at Maturity	Monthly Payment	Current Balance

Addison Place Apartments (1)	Wachovia Bank	Fixed-rate const/perm	8.62	05/10/05	$22,071,000	Variable	$22,082,000
Northridge Office Building (2)	Bank of North Georgia	LIBOR plus 200 b.p.	4.59	05/28/05	4,530,000	Interest only	4,530,000
Revolving $2 million credit line (2)	Compass Bank	LIBOR plus 175 b.p.	4.15	08/01/05	--	Interest only	--
Land Loan (2)	Wachovia Bank	LIBOR plus 185 b.p.	4.44	12/29/05	6,842,000	Interest only	6,842,000
Addison Place Shops (2) (3)	Compass Bank	LIBOR plus 185 b.p.	4.44	04/30/06	6,500,000	Interest only	5,755,000
Ballantyne Place (4)	AmSouth Bank	LIBOR plus 200 b.p.	4.59	03/10/08	19,642,000	Variable	23,000,000
Addison Place Townhomes (5)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	9,025,000
Totals					$67,972,000		$71,234,000

(1)	The loan secured by the Addison Place Apartments at March 31, 2005 was a floating rate loan with no prepayment premium for early termination. The interest rate on the loan was synthetically fixed with an interest rate swap agreement. Remaining principal payments on the loan were $59,000, plus the balloon payment of $22,071,000 due at maturity. On April 19, 2005, we closed a $21,000,000 loan to refinance this loan as described above in Recent Developments - Refinancing of Addison Place Apartments.
(2)	The interest rate shown for variable-rate debt is as of March 31, 2005. The construction loan on the Addison Place Shops with Compass Bank has an interest rate floor of 3.50%. The construction loan on the Northridge office building with Bank of North Georgia has an interest rate floor of 3.75%.
(3)	The Addison Place Shops construction loan is not yet fully drawn. The amount shown in the column titled “Balance at Maturity” assumes the full amount of the loan is drawn and required principal payments are made prior to maturity.
(4)	The loan matures on March 10, 2006, and we have the option to exercise two additional one-year extensions. Monthly payments were interest only through March 10, 2005 at the 30-day LIBOR plus 200 basis points; thereafter, principal and interest is payable in monthly installments, with principal calculated using a 30-year amortization schedule and an assumed interest rate of 7.0%, and with interest continuing to be payable at the 30-day LIBOR plus 200 basis points.
(5)	We may prepay the loan secured by the Addison Place Townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

Debt Maturities

Our existing loans will require balloon payments, in addition to monthly principal amortization, coming due over the years 2005 to 2013 as summarized below:

Debt Maturity Schedule at March 31, 2005

Year	Aggregate Balloon Payments	Applicable Communities or Properties

2005	$33,443,000	Addison Place Apartments (1), Northridge Office Building, Land Loan
2006	6,500,000	Addison Place Shops
2007	--
2008	19,642,000	Ballantyne Place (2)
2009	8,387,000	Addison Place Townhomes

Total	$67,972,000

(1)	On April 19, 2005, we closed a $21,000,000 loan to refinance Addison Place Apartments. The new loan is not reflected in this table.
(2)	On July 15, 2004, we obtained a $23,000,000 loan commitment from Freddie Mac to refinance Ballantyne Place. The loan bears a fixed interest rate of 6.06% for ten years and an interest rate that will float at 250 basis points over a Freddie Mac index in the eleventh year. If we do not sell Ballantyne Place in June 2005 as we anticipate, we expect to close the new loan in July 2005.

Short-Term Debt

Unsecured Line of Credit. We have a $2,000,000 unsecured line of credit, which expires August 1, 2005, to provide funds for short-term working capital purposes. At March 31, 2005, there were no borrowings under this line of credit.

Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. At March 31, 2005, $4,530,000 was drawn on the loan, and we anticipate that it will have a $4,530,000 principal balance at maturity. We are in the process of extending the loan on this property before the maturity date. If we are unable to work out an acceptable extension of the loan, we will use working capital and borrowings under our unsecured line of credit to repay the loan and seek to refinance the loan with another lender. We can provide no assurances regarding the timing or terms of any such refinancing. Any delay we suffer in doing so could delay our planned development and construction program.

Land Loan. On December 29, 2004, we closed a $20,412,000 loan to fund portions of the purchase prices of an 82% undivided interest in 23.55 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia and 29.47 acres of undeveloped land located in Alpharetta, Georgia. The loan has a one-year term and bears interest at the 30-day LIBOR plus 185 basis points. In January 2005, we borrowed the remaining $10,950,000 under the loan to fund a portion of the purchase price of a 9.84-acre site of undeveloped land located on Peachtree Dunwoody Road in Atlanta, Georgia. We can obtain a release on each parcel by paying a set price, as we did in February 2005 to release the parcel on Peachtree Parkway. At March 31, 2005, $6,842,000 was drawn on the loan. We intend to refinance any remaining balance of the loan at its maturity on December 29, 2005.

Refinancing of Addison Place Apartments. On April 19, 2005, we refinanced the Addison Place Apartments as described above in Recent Developments - Refinancing of Addison Place Apartments. The prior loan had been scheduled to mature on May 10, 2005.

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

Floating Rate Debt

Some of our loans bear interest at floating rates. These loans, which had an aggregate outstanding balance of $40,127,000 at March 31, 2005, bear interest at rates ranging from 185 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as has occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $33,000 per month and adversely affect our liquidity and capital resources to that degree.

Commitment to Refinance Ballantyne Place

On July 15, 2004, we obtained a $23,000,000 loan commitment from Freddie Mac to refinance Ballantyne Place. The loan bears a fixed interest rate of 6.06% for ten years and an interest rate that will float at 250 basis points over a Freddie Mac index in the eleventh year. If we do not sell Ballantyne Place in June 2005 as we anticipate, we expect to close the new loan in July 2005. We intend to draw down no more than $23,000,000 on the existing loan. At March 31, 2005, $23,000,000 was outstanding on the loan.

Contractual Commitments

We enter into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction that relate to the development and construction of real estate assets.

Roberts Construction constructed the Ballantyne Place apartment community under a cost plus 10% arrangement. In 2001, we entered into a cost plus 5% contract with Roberts Construction related to the construction of the Addison Place Shops. At March 31, 2005, the remaining commitments under construction contracts were $598,000 as summarized in the following table:

	Actual/ Estimated Total Contract Amount	Total Amount Incurred through 3/31/05	Estimated Remaining Contractual Commitment

Addison Place Shops	$4,817,000	$4,352,000	$465,000
Ballantyne Place	22,538,000	22,405,000	133,000
	$27,355,000	$26,757,000	$598,000

We plan to fund the remaining contractual commitment for the Addison Place Shops from the remaining amounts available to be borrowed under the construction loan secured by the property. We plan to fund the remaining contractual commitment for Ballantyne Place from working capital.

Anticipated Effects of Sales of Apartment Communities on our Liquidity and Capital Resources

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

Further, if we sell our Ballantyne Place community in June 2005 as we expect, our net cash provided by operating activities, revenues, mortgage debt, monthly mortgage payments and interest expense will all be reduced accordingly.

We anticipate that aggregate operating revenues will not be adequate to provide short-term (12 months) liquidity for the payment of operating expenses, interest and scheduled amortization of principal on our notes payable. We intend to use working capital to meet our short-term liquidity requirements. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary from the sale of properties.  If we are unable to secure permanent financing or otherwise refinance our construction loan on our Northridge office building that matures on May 28, 2005, we may have to defer or curtail our planned development and construction activities.

Stock Repurchase Plan

Our board of directors authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We have not repurchased any shares since 2001. We may repurchase our shares from time to time by means of open market purchases depending on availability, our cash position, and the price per share.

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

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Net loss	$(999)	$(594)
Minority interest of unitholders - continuing operations	(357)	(156)
Minority interest of unitholders - discontinued operations	--	(69)
Loss (Gain) on disposal of assets	(5)	6
Depreciation expense - continuing operations	886	403
Depreciation expense - discontinued operations	--	1,041
Funds from operations	$(475)	$631

Weighted average shares and units outstanding during the period	7,214,605	7,223,060

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2004. Because we are in the business of owning, operating, and developing apartment communities, our critical accounting policies relate to cost capitalization, asset impairment evaluation, and derivatives and hedging activities. The following is a summary of our overall accounting policy in this area.

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

Asset Impairment Evaluation

We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At March 31, 2005, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

Derivatives and Hedging Activities

Once a property is complete, we generally enter into a fixed rate debt instruments secured by the property. In other situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into an interest rate swap agreement to effectively fix the variable interest rate on the Addison Place Apartments permanent loan. As noted above in Recent Developments - Refinancing of Addison Place Apartments, we have refinanced that loan with a new loan that bears interest at a fixed rate.

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Our swap agreements have been designated as cash flow hedges and, accordingly, are recorded at fair value in the consolidated balance sheet, and the related gains or losses are deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Any ineffective portions of cash flow hedges are recognized immediately in earnings. We held the interest rate swap arrangement and related debt agreement until we refinanced our Addison Place Apartments loan on April 19, 2005.

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•
Notwithstanding the lower debt service payments afforded by our recent refinancing of our Addison Place Apartments, we expect that our overall business will continue to operate at a loss as we execute our planned development and construction program and that we will use, rather than generate, net cash in our operating activities through the end of 2006. If these losses persist for longer than we expect, our cash position and financial position could be materially and adversely affected.

•
We may be unable to secure financing or otherwise refinance some or all of our maturing loans, or we may be able to do so only on unfavorable terms that may include making a material principal payment that will reduce our working capital and may cause us to defer or curtail our planned development and construction activities, which will adversely affect our financial performance. In particular, if we are unable to work out an acceptable extension of the loan secured by our Northridge office building that matures on May 28, 2005, we will use working capital and borrowings under our unsecured line of credit to repay the loan and seek to refinance the loan with another lender. We can provide no assurances regarding the timing or terms of any such refinancing. Any delay we suffer in doing so could delay our planned development and construction program.

•
The current unfavorable market and economic conditions in Atlanta (and in Charlotte, if we do not sell our Ballantyne Place apartment community in June 2005 as we expect) could continue to depress our rental rates and adversely affect our financial performance.

•	Further unfavorable changes in market and economic conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates even further and worsen our financial performance.

•	Increased competition in our markets could limit our ability to lease our apartment homes or increase or maintain rents.

•
Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction risks inherent in our development and construction of our properties could adversely affect our financial performance.

•
If we are unable to lease-up Ballantyne Place, the Addison Place Shops, our Northridge community, and the Northridge office building as we expect, our financial performance will suffer. We note in particular that the Atlanta suburban office market is particularly soft and that we may be unable to lease our corporate headquarters building to third party tenants without significant concessions.

•
We have approximately $40,127,000 in debt at March 31, 2005 that bears interest at variable interest rates, and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Notes 5 and 6 to the consolidated financial statements included in Item 1 in this report. Our Addison Place Apartments loan, which had an outstanding principal balance of $22,082,000 at March 31, 2005, had a synthetically fixed interest rate. As noted above in Recent Developments - Refinancing of Addison Place Apartments, we have refinanced that loan with a new loan that bears a fixed interest rate of 6.35% through April 30, 2015.

Our remaining construction loans, had an aggregate outstanding balance of $33,285,000 at March 31, 2005 and bear interest ranging from 185 to 200 basis points over the 30-day LIBOR rate. Our line of credit and our land loan, which had an aggregate outstanding balance of $6,842,000 at March 31, 2005, have interest rates ranging from 175 to 185 basis points over the 30-day LIBOR rate. Given our interest rate swap agreement, the current interest rate environment and our expectation that we will sell Ballantyne Place in June 2005 and repay that $23,000,000 loan in full, we believe there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Neither we, the operating partnership, nor our apartment communities, are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to the operating partnership or to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We sold no equity securities during the quarter ended March 31, 2005 that were not registered under the Securities Act, and we did not repurchase any of our equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the three months ended March 31, 2005.

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

10.2
Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 from our current report on Form 8-K dated January 21, 2005.]

10.3
First Consolidated Amendatory Agreement dated January 19, 2005 among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc., and Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.3 from our current report on Form 8-K dated January 21, 2005.]

10.4
Reimbursement arrangement approved and ratified on February 15, 2005 between the registrant and Roberts Properties, Inc., a wholly owned affiliate of Charles S. Roberts, the registrant’s Chief Executive Officer, President, and Chairman of the Board of Directors, for the use of an aircraft owned by Roberts Properties, Inc. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated February 15, 2005.]

10.5
Determination of annual base salaries for 2005, effective January 1, 2005, for the registrant’s executive officers, and determination that there will be no further bonus paid to Mr. Roberts related to his 2004 performance. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated March 9, 2005.]

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

Date: May 11, 2005
ROBERTS REALTY INVESTORS, INC.

	By:	/s/ Greg M. Burnett

Greg M. Burnett, Chief Financial Officer (The Registrant's Principal Financial and Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Sales Contract dated January 19, 2005 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Dunwoody, LLC. [Incorporated by reference to Exhibit 10.1 from our current report on Form 8-K dated January 21, 2005.]

10.2
Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 from our current report on Form 8-K dated January 21, 2005.]

10.3
First Consolidated Amendatory Agreement dated January 19, 2005 among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc., and Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.3 from our current report on Form 8-K dated January 21, 2005.]

10.4
Reimbursement arrangement approved and ratified on February 15, 2005 between the registrant and Roberts Properties, Inc., a wholly owned affiliate of Charles S. Roberts, the registrant’s Chief Executive Officer, President, and Chairman of the Board of Directors, for the use of an aircraft owned by Roberts Properties, Inc. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated February 15, 2005.]

10.5
Determination of annual base salaries for 2005, effective January 1, 2005, for the registrant’s executive officers, and determination that there will be no further bonus paid to Mr. Roberts related to his 2004 performance. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated March 9, 2005.]

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