Form 10-Q
period 2005-06-30
ROBERTS REALTY INVESTORS INC
filed 2005-08-15
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock on August 4, 2005 was 5,691,395.

PART I
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$5,562	$9,109
Buildings and improvements	39,883	65,527
Furniture, fixtures and equipment	3,655	6,013

	49,100	80,649
Less accumulated depreciation	(9,117)	(9,157)

Operating real estate assets	39,983	71,492
Construction in progress and real estate under development	49,202	28,272

Net real estate assets	89,185	99,764

CASH AND CASH EQUIVALENTS	19,963	27,552

RESTRICTED CASH	120	150

DEFERRED FINANCING COSTS — Net of accumulated amortization of $259 and $445 at June 30, 2005 and December 31, 2004, respectively	363	341

OTHER ASSETS — Net	222	1,422

	$109,853	$129,229

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$29,957	$31,186
Construction notes payable	10,364	32,294
Land notes payable	6,842	9,462
Swap contract liability	—	436
Accounts payable and accrued expenses	1,552	671
Due to Roberts Construction (including retainage payable of $15 and $298 at June 30, 2005 and December 31, 2004, respectively)	15	653
Security deposits and prepaid rents	138	250
Liabilities related to sold assets	—	60

Total liabilities	48,868	75,012

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	15,279	14,368

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,686,712 and 5,668,622 shares issued at June 30, 2005 and December 31, 2004, respectively	57	57
Additional paid-in capital	26,715	26,476
Less treasury shares, at cost (362,588 shares at December 31, 2004)	—	(2,764)
Unamortized restricted stock compensation	(11)	(18)
Retained earnings	18,945	16,418
Accumulated other comprehensive loss	—	(320)

Total shareholders’ equity	45,706	39,849

	$109,853	$129,229

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$1,257	$1,167	$2,498	$2,318
Other operating income	68	411	148	486

Total operating revenues	1,325	1,578	2,646	2,804

OPERATING EXPENSES:
Personnel	150	111	289	233
Utilities	88	80	178	154
Repairs, maintenance and landscaping	113	73	192	135
Real estate taxes	128	101	252	201
Marketing, insurance and other	70	68	138	127
General and administrative expenses	449	469	869	863
Depreciation of real estate assets	460	383	904	789

Total operating expenses	1,458	1,285	2,822	2,502

INCOME (LOSS) FROM OPERATIONS	(133)	293	(176)	302

OTHER INCOME (EXPENSE):
Interest income	37	54	98	76
Interest expense	(735)	(562)	(1,522)	(1,175)
Gain / (Loss) on disposal of assets	5	(1)	9	—
Amortization of deferred financing costs	(46)	(29)	(86)	(55)

Total other expense	(739)	(538)	(1,501)	(1,154)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(872)	(245)	(1,677)	(852)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	227	68	439	229

(LOSS) FROM CONTINUING OPERATIONS	(645)	(177)	(1,238)	(623)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	4,178	31,703	3,765	31,555

NET INCOME	$3,533	$31,526	$2,527	$30,932

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED:

(Loss) from continuing operations	$(0.12)	$(0.03)	$(0.23)	$(0.12)
Income from discontinued operations	0.78	6.01	0.71	5.98

Net income	$0.66	$5.98	$0.48	$5.86

Weighted average common shares — basic	5,358,229	5,274,804	5,337,836	5,256,935
Weighted average common shares — diluted (effect of operating partnership units)	7,249,971	7,221,698	7,232,387	7,222,379
See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$2,527	$30,932
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	(3,765)	(31,555)
Minority interest of unitholders in the operating partnership	(439)	(334)
(Gain) loss on disposal of assets	(9)	10
Depreciation and amortization	994	1,449
Amortization of deferred compensation	7	3
Change in assets and liabilities:
Increase (decrease) in other assets	466	(378)
(Decrease) in amounts due affiliates	(638)	—
Increase in accounts payable, accrued expenses and other liabilities relating to operations	1,077	270

Net cash provided by operating activities from continuing operations	220	397
Net cash provided by operating activities from discontinued operations	203	476

Net cash provided by operating activities	423	873

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	—	46,906
Acquisition and construction of real estate assets	(22,114)	(3,354)

Net cash (used in) provided by investing activities from continuing operations	(22,114)	43,552
Net cash provided by (used in) financing activities from discontinued operations	37,251	(3,131)

Net cash provided by investing activities	15,137	40,421

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(1,229)	(513)
Payment of loan costs	(253)	(19)
Proceeds from construction loans	1,084	4,625
Payment of construction notes payable	(530)	—
Proceeds from land notes payable	10,950	—
Payoff of land notes payable	(13,570)	(3,000)
Re-issuance of treasury shares	2,901	—
(Increase) decrease in restricted cash	(18)	2
Payment of dividends and distributions	—	(32,420)

Net cash (used in) financing activities from continuing operations	(665)	(31,325)
Net cash (used in) financing activities from discontinued operations	(22,484)	—

Net cash (used in) financing activities	(23,638)	(31,325)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,589)	9,969

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,552	8,583

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,963	$18,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,972	$2,460

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), of which Roberts Realty is the sole general partner and had a 75.1% and 73.5% ownership interest at June 30, 2005 and December 31, 2004, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At June 30, 2005, Roberts Realty owned two completed multifamily apartment communities totaling 403 residential units in the Atlanta metropolitan area, a 39,907 square foot commercial office building which is in its lease-up phase, and a 42,090 square foot retail center also in its lease-up phase. In addition, Roberts Realty owns a 220-unit apartment community in Atlanta in the planning and design phase, an undeveloped commercial site adjacent to the retail center, and four undeveloped residential and mixed-use sites in the Atlanta metropolitan area.

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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), collectively referred to as the Roberts Companies, which are affiliates of Roberts Realty, that are wholly owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty. These contracts relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. (See Note 7.)

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 26.1% and 27.0% for the three months ended June 30, 2005 and 2004, respectively and 26.2% and 27.2% for the six months ended June 30, 2005 and 2004, respectively. The minority interest of the unitholders was $15,279,000 at June 30, 2005 and $14,368,000 at December 31, 2004, and represents the accumulated minority interest of the unitholders in earnings or loss of the operating partnership.

Holders of partnership units generally have the right to require the operating partnership to redeem their units for shares. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, on a one-for-one basis, or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares. Roberts Realty has adopted a policy that it will issue shares in exchange for all units submitted.

In our consolidated statement of cash flows for the six months ended June 30, 2005, we changed the classification of changes in restricted cash balances to present such changes as an investing or financing activity. We previously presented such changes as an operating activity. In the accompanying consolidated statements of cash flows for the six months ended June 30, 2004, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a $2,000 increase to financing cash flows and a corresponding decrease to operating cash flows from the amounts previously reported.

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

On June 2, 2004, Roberts Realty sold five of its Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per residential unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. Net sales proceeds were approximately $47,016,000, or $6.51 per share/unit, after deduction of:
(a)	$58,802,000 for the mortgage notes payable assumed by the buyer,

(d)	closing costs and prorations totaling $150,000, and

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

On July 29, 2004, Roberts Realty sold its St. Andrews at the Polo Club community in Palm Beach County, Florida for $36,000,000 or an average of $180,000 per residential unit, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,113,000 after deduction of $20,412,000 for the mortgage note payable assumed by the buyer, and closing costs and prorations totaling $475,000. Roberts Realty reinvested the proceeds in three undeveloped land parcels through a Section 1031 tax-deferred exchange, which permits its shareholders to defer paying the tax they would otherwise incur on the gain.

On October 29, 2004, Roberts Realty sold a 1.2 acre parcel of land located adjacent to its Addison Place community to an unrelated third party for $895,000, resulting in a gain of approximately $102,000, net of minority interest of $37,000. Net sales proceeds were approximately $890,000 after deduction of closing costs and prorations totaling $5,000.

On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.55 acres of undeveloped land for $7,786,000, including closing costs, from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. The land is zoned for 292 residential units and is located on Peachtree Parkway in Gwinnett County, Georgia. The transaction was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. See Note 7 – Related Party Transactions.

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

On January 20, 2005, Roberts Realty purchased 9.84 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000 including closing costs and was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. The property is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the Perimeter Center submarket of Atlanta and is zoned for a mixed-use development of 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space. See Note 7 – Related Party Transactions.

On May 31, 2005, Roberts Realty sold its Ballantyne Place community in Charlotte, North Carolina for $37,250,000, with the buyer paying an additional $690,000 to reimburse the company for a previously paid loan commitment fee, resulting in a total price of $37,940,000, or an average of $118,934 per residential unit. The gain on sale was $4,458,000, net of minority interest of $1,568,000, and cash proceeds were approximately $14,316,000, net of closing costs, mortgage debt and prorations. Roberts Realty intends to reinvest the proceeds in either existing retail centers or undeveloped land through a Section 1031 tax-deferred exchange.

On June 30, 2005, Robert Realty purchased 14.5 acres of undeveloped land zoned for 217 residential units adjacent to the 29.48 acres on Westside Parkway that Roberts Realty purchased in December 2004. The land was acquired from Roberts Properties Peachtree Dunwoody, LLC, which is wholly owned by Mr. Roberts. The acquisition includes a right of first refusal to acquire an adjacent seven-acre parcel of land zoned for 105 residential units from an unrelated third party. The transaction was part of a Section 1031 tax-deferred exchange funded by sales proceeds from its May 2005 sale of its Ballantyne Place community in Charlotte, North Carolina.

4.	DISCONTINUED OPERATIONS

For the three and six months ended June 30, 2005, income from discontinued operations relates to the Ballantyne Place apartment community that Roberts Realty sold on May 31, 2005. For the three and six months ended June 30, 2004, income from discontinued operations relates to the following apartment communities that Roberts Realty sold on the dates indicated:
•	Bradford Creek, a 180-unit community sold on June 2, 2004;

•	Plantation Trace, a 232-unit community sold on June 2, 2004;

•	Preston Oaks, a 213-unit community sold on June 2, 2004;

•	River Oaks, a 216-unit community sold on June 2, 2004;

•	Veranda Chase, a 250-unit community sold on June 2, 2004;

•	St. Andrews at the Polo Club, a 200-unit community sold on July 29, 2004; and

•	Ballantyne Place, a 319-unit community sold on May 31, 2005.

The following table summarizes revenue and expense information for the seven communities for the three and six months periods ended June 30, 2005 and June 30, 2004 (dollars in thousands, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Rental operations	$420	$2,503	$887	$5,949
Other operating income	16	200	41	414

Total operating revenues	436	2,703	928	6,363

OPERATING EXPENSES:
Personnel	100	349	211	749
Utilities	41	189	83	419
Repairs, maintenance and landscaping	38	223	67	447
Real estate taxes	69	341	151	734
Marketing, insurance and other	69	222	146	458
Depreciation of real estate assets	298	791	741	1,829

Total operating expenses	615	2,115	1,399	4,636

INCOME (LOSS) FROM OPERATIONS	(179)	588	(471)	1,727

OTHER EXPENSE:
Interest expense	(202)	(1,102)	(450)	(2,403)
Amortization of deferred financing costs	(7)	(37)	(18)	(81)
Early extinguishment of debt	—	(417)	—	(417)

Total other expense	(209)	(1,556)	(468)	(2,901)

LOSS BEFORE MINORITY INTEREST, GAIN ON SALE OF REAL ESTATE ASSETS	(388)	(968)	(939)	(1,174)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	108	261	246	319

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(280)	(707)	(693)	(855)

GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	4,458	32,410	4,458	32,410

INCOME FROM DISCONTINUED OPERATIONS	$4,178	$31,703	$3,765	$31,555

5.	NOTES PAYABLE

Roberts Realty has four types of debt: an unsecured line of credit; mortgage notes secured by some of its apartment communities; construction/permanent loans secured by other real estate assets; and land loans incurred to purchase undeveloped land. These loans are summarized below.

Line of Credit. Roberts Realty has a $2,000,000 unsecured line of credit, which expires August 1, 2005, to provide funds for short-term working capital purposes. At June 30, 2005, there were no borrowings under the line of credit. On August 1, 2005, the maturity date of the line of credit was extended until August 1, 2006.

Mortgage Notes. The mortgage notes payable secured by Roberts Realty’s completed apartment communities at June 30, 2005 and December 31, 2004 were as follows:

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	6/30/05	6/30/05	12/31/04
Addison Place Townhomes	11/15/09	6.95%	$8,993,000	$9,056,000
Addison Place Apartments	05/01/16	6.35%	20,964,000	22,130,000

Total			$29,957,000	$31,186,000

On May 1, 2000, the operating partnership closed a $22,500,000 loan with Wachovia secured by its Addison Place Apartments community. This loan was scheduled to mature on May 10, 2005. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC and along with cash on hand, repaid the balance of the Wachovia Addison Place Apartments loan. The lender assigned the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in June 2005. Roberts Realty guaranteed the operating partnership’s obligations under the loan documents. The loan matures on May 1, 2016 and bears a fixed interest rate of 6.35% through April 30, 2015 using a 30-year amortization schedule. For the final year, the interest rate will float at 250 basis points over a Freddie Mac index. There were no prepayment penalties to repay the Wachovia Bank loan or the related swap agreement.

Real estate assets having a combined depreciated cost of $33,316,000 served as collateral for the outstanding mortgage debt at June 30, 2005.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date until May 28, 2006. At June 30, 2005, $4,000,000 was drawn on the loan.

On February 21, 2002, Roberts Realty closed a $24,000,000 construction/permanent loan to fund the construction of its 319-unit Ballantyne Place apartment community in Charlotte, North Carolina. The loan was secured by the land and improvements and was scheduled to mature on March 10, 2006. On May 31, 2005, in connection with the sale of Ballantyne Place, Roberts Realty repaid the $23,000,000 balance of the loan in full without any prepayment penalty.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points and matures on April 30, 2006. At June 30, 2005, $6,364,000 was drawn on the loan.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan (as amended on January 19, 2005) to fund portions of the purchase prices of an 82% undivided interest in 23.55 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia, 29.47 acres of undeveloped land located on Westside Parkway in Alpharetta, Georgia, and 9.84 acres of undeveloped land located on Peachtree Dunwoody Road in Atlanta, Georgia. Roberts Realty repaid $5,800,000 on January 31, 2005 and $7,769,500 on February 17, 2005, and the lender released the Peachtree Parkway land as collateral as provided in the loan documents. The loan matures on December 29, 2005, is secured by the land and bears interest at the 30-day LIBOR rate plus 185 basis points. At June 30, 2005, $6,842,000 was drawn on the loan.

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

Roberts Realty generally enters into fixed rate debt instruments for its completed apartment communities. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty entered into an interest rate swap agreement to fix the interest rate on its Addison Place Apartments mortgage loan (see Note 5 – Notes Payable). At December 31, 2004, the liability relating to the estimated fair value of the swap was $436,000, which resulted in a decrease in shareholders’ equity of $320,000 (accumulated other comprehensive income), net of minority interest of $116,000. The swap agreement was scheduled to expire May 10, 2005, the loan’s scheduled maturity date. The swap agreement was designated as a cash flow hedge and, accordingly, was recorded at fair value in the consolidated balance sheets, and the related gains or losses were deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements were recognized as adjustments to interest related to the designated debt. Any ineffective portions of cash flow hedges were recognized immediately in earnings. Roberts Realty held the interest rate swap arrangement and related debt agreement for the Addison Place Apartments mortgage loan until April 19, 2005, when it refinanced the mortgage loan and paid off the unamortized balance of the related swap agreement.

7.	RELATED PARTY TRANSACTIONS

Roberts Realty has engaged the Roberts Companies to perform services for the operating partnership. The Roberts Companies developed and constructed all of Roberts Realty’s existing communities. Roberts Construction began construction on the 39,205 square foot Addison Place Shops retail center before Roberts Realty purchased the property, and in 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction to finish the construction. On April 14, 2005, Roberts Realty entered into design and development agreements with Roberts Properties and cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the Peachtree Dunwoody property. At June 30, 2005, the remaining commitments under design, development and construction contracts were $2,171,000 as summarized in the following table:

	Actual/	Total	Estimated
	Estimated	Amount	Remaining
	Total Contract	Incurred through	Contractual
	Amount	6/30/05__	Commitment
Addison Place Shops	$4,624,000	$4,568,000	$56,000
Peachtree Dunwoody	1,780,000	593,000	1,187,000
Peachtree Parkway	1,460,000	532,000	928,000

	$7,864,000	$5,693,000	$2,171,000

At June 30, 2005 and December 31, 2004, the amounts due to Roberts Construction are summarized in the following table:

	June 30,	December 31,
	2005	2004
Addison Place Shops	$—	$405,000
Ballantyne Place	15,000	248,000

Total	$15,000	$653,000

Roberts Realty entered into leases for office space on the third floor of the Northridge office building with Roberts Properties and Roberts Construction for a total of $4,200 per month for the period of June 1, 2004 to August 31, 2004; for a total of $5,250 per month for the period of September 1, 2004 to December 31, 2004; and for a total of $5,950 per month for the period of January 1, 2005 to June 30, 2005. At March 31, 2005, the leases converted to a month-to-month basis with the rental rate and all other terms remaining unchanged. Roberts Realty intends to negotiate longer-term leases with Roberts Properties and Roberts Construction.

On June 30, 2005, Roberts Realty purchased 14.5 acres of undeveloped land on Westside Parkway from Roberts Properties Peachtree Dunwoody, LLC, which is wholly owned by Mr. Roberts. (See note 3.)

On June 21, 2005, Roberts Realty sold a total of 362,588 shares at $8.00 per share in a private offering. Mr. Roberts purchased 337,588 shares and Wm. Jarell Jones, a director, purchased 25,000 shares.

8.	COMMITMENTS AND CONTINGENCIES

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on Roberts Realty’s financial position or results of operations.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2005.

See Note 7 for information about commitments under construction contracts with the Roberts Companies.

9.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended June 30, 2005 and June 30, 2004, a total of 2,917 and 40,763 partnership units, respectively, were exchanged for an equal number of shares. During the six months ended June 30, 2005 and June 30, 2004, a total of 18,368 and 71,877 partnership units, respectively, were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.

Dividends and Distributions. On June 18, 2004, Roberts Realty paid a special distribution of $4.50 per share/unit to shareholders/unitholders of record on June 14, 2004. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.

Acquisition and Sale of Treasury Shares. As of December 31, 2004, Roberts Realty had acquired 362,588 shares at a cost of $2,764,000 in accordance with its repurchase program previously approved by its board of directors. These shares were acquired over a 2½ year period between October 1998 and April 2001. On June 21, 2005, Roberts Realty sold these shares, in a private offering, to Mr. Roberts and Mr. Wm. Jarell Jones, a director. Proceeds from the issuance totaled $2,901,000.

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income — basic	$3,533	$31,526	$2,527	$30,932
Minority interest of unitholders in the operating partnership	1,248	11,660	897	11,435

Net income — diluted	$4,781	$43,186	$3,424	$42,367

Weighted average shares — basic	5,358,229	5,274,804	5,337,836	5,256,935
Dilutive securities — weighted average units	1,891,742	1,946,894	1,894,551	1,965,444

Weighted average shares — diluted (effect of operating partnership units)	7,249,971	7,221,698	7,232,387	7,222,379

10.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities located in Georgia. These apartment communities generate rental revenue and other income through the leasing of apartment homes. Roberts Realty evaluates the performance of each of its apartment communities on an individual basis. Because each of the apartment communities has similar economic characteristics, residents, and products and services, however, Roberts Realty has aggregated the apartment communities into one reportable segment. This segment comprises 98.3% and 100% of Roberts Realty’s total revenues for each of the three months ended June 30, 2005 and 2004, respectively.

Roberts Realty owns a 39,907 square foot office building in its lease-up phase and a 42,090 square foot retail center located adjacent to its Addison Place apartment community in its lease-up phase. At June 30, 2005, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

11.	COMPREHENSIVE INCOME

Roberts Realty’s comprehensive income, which consists of net income and the change in the fair value of the swap contract payable, is calculated as follows (dollars in thousands, unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$3,533	$31,526	$2,527	$30,932
Change in the fair value of the swap contract payable, net of minority interest	123	1,418	320	1,575

Total comprehensive income	$3,656	$32,944	$2,847	$32,507

12.	SUBSEQUENT EVENTS

As described in more detail below, Roberts Properties entered into agreements to purchase four retail centers and one tract of undeveloped land from unrelated third parties as Section 1031 replacement property for the Ballantyne Place sale. Roberts Properties will conduct due diligence on the properties and, assuming that results of this due diligence are satisfactory, will assign the purchase contracts to Roberts Realty at the closing, and Roberts Realty will acquire the properties. The properties will be financed with a combination of cash and assumed debt.
•	On July 22, 2005, a 62,000 square-foot retail center in Alpharetta, Georgia for $10,900,000.

•	On July 26, 2005, a 24,000 square-foot retail center in Alpharetta, Georgia for $6,250,000.

•	On August 1, 2005, a 30,000 square-foot retail center in Buford, Georgia for $8,500,000.

•	On August 8, 2005, a 20,000 square-foot retail center in Buford, Georgia for $4,800,000.
On July 29, 2005, Roberts Properties entered into an agreement to purchase approximately 22 acres of undeveloped land in Cumming, Georgia, north of metropolitan Atlanta, for $4,760,000 in cash. On August 4, 2005, Roberts Properties assigned the purchase contract to Roberts Realty, and Roberts Realty acquired the property under the terms in the purchase agreement. In conjunction with the purchase and sale, Roberts Realty entered into a design and development agreement with Roberts Properties and a construction contract with Roberts Construction. Terms of the agreements include $5,000 per residential unit for design and development services and cost plus 10% for the construction services.

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
Recent Developments
          New Chief Financial Officer. On June 30, 2005, Greg M. Burnett, our Chief Financial Officer, tendered his resignation, effective August 12, 2005 after the filing with the SEC of this quarterly report on Form 10-Q. On June 30, 2005, we promoted Michael A. Quinlan to Chief Financial Officer and Treasurer, effective upon Mr. Burnett’s departure on August 12, 2005. Mr. Quinlan, age 45, joined the company in April 2005 and was appointed Vice President, Secretary and Controller on June 21, 2005. Before joining the company, Mr. Quinlan served Cousins Properties Incorporated, a real estate investment trust engaged in the development, acquisition, financing, management and leasing of various types of properties, as Senior Vice President, Chief Accounting Officer and Controller from February 2003 through February 2005. He served as Vice President and Controller of JDN Realty Company, a real estate investment trust specializing in the development and management of retail properties, from June 2000 until February 2003 and as Vice President and Controller of JDN Development Company a subsidiary of JDN Realty, from December 1997 until June 2000. From 1987 through 1997, Mr. Quinlan held various positions with The Rouse Company.
           Resignation of Independent Registered Public Accounting Firm. On June 8, 2005, Deloitte & Touche LLP (“Deloitte”) advised us that they intended to resign as our independent registered public accounting firm, effective upon conclusion of their review of our interim financial information for the quarter ended June 30, 2005. Our audit committee commenced a search for a firm to succeed Deloitte, and on August 12, 2005, they selected Reznick Group as our independent registered public accounting firm.
          Sale of Ballantyne Place and Reinvestment of Net Proceeds. On May 31, 2005, we sold our 319-unit Ballantyne Place apartment community for $37,250,000 through a Section 1031 tax-deferred exchange, with the buyer paying an additional $690,000 to reimburse us for a previously paid loan commitment fee, resulting in a total price of $37,940,000 or $118,934 per residential unit. The gain on sale was $4,458,000, net of minority interest of $1,568,000, and the sales proceeds, net of mortgage debt and closing-related expenses, were approximately $14,316,000.
          In June 2005, we used a portion of the proceeds from the Ballantyne Place sale to fund the purchase of 14.5 acres of undeveloped land zoned for 217 residential units adjacent to the 29.48 acres on Westside Parkway in the North Atlanta submarket of Alpharetta we purchased on December 29, 2004.
          In July and August 2005, Roberts Properties, Inc. (“Roberts Properties”), which is wholly owned by Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of the Board, entered into agreements to purchase four retail centers and one tract of undeveloped land. Roberts Properties will conduct due diligence on the properties and, assuming that the results of the due diligence are satisfactory, will assign the purchase contracts to us at the closing, and we will acquire the properties as Section 1031 replacement property for the Ballantyne Place sale. These contracts are described more particularly as follows:
          On July 22, 2005, Roberts Properties entered into an agreement to purchase a 62,000 square-foot retail center in Alpharetta, Georgia for $10,900,000. On July 26, 2005, Roberts Properties entered into an agreement to purchase a

24,000 square-foot retail center in Alpharetta, Georgia for $6,250,000. On August 1, 2005, Roberts Properties entered into an agreement to purchase a 30,000 square-foot retail center in Buford, Georgia for $8,500,000. On August 8, 2005, Roberts Properties entered into an agreement to purchase a 20,000 square-foot retail center in Buford, Georgia for $4,800,000. We intend to finance the acquisition of these properties with a combination of cash and assumed debt.
          On July 29, 2005, Roberts Properties entered into an agreement to purchase approximately 22 acres of undeveloped land in Cumming, Georgia, north of metropolitan Atlanta, for $4,760,000 in cash. On August 4, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement. We financed the purchase with cash proceeds from the Ballantyne Place sale. The property is zoned for 154 residential units. In conjunction with the purchase, we entered into a design and development agreement with Roberts Properties and a construction contract (collectively the “Agreements”) with Roberts Properties Construction, Inc. (“Roberts Construction”), which is wholly owned by Mr. Roberts. Terms of the Agreements include $5,000 per residential unit for design and development services and cost plus 10% (5% for overhead and 5% for profit) for the construction services. (For a more detailed description of these agreements along with copies of them, please see our current report on Form 8-K dated August 3, 2005.)
          Other Recent Purchases of New Properties for Development. In December 2004 and January 2005, we used the majority of the proceeds of the sale of St. Andrews at the Polo Club described below and new borrowings to fund the following purchases:
•	an 82% undivided interest in 23.55 acres of undeveloped land zoned for 292 residential units in Gwinnett County, Georgia for $7,770,000;

•	a 29.48-acre site of undeveloped land zoned for 109 residential units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center in Alpharetta, Georgia for $5,880,000; and

•	a 9.84-acre site of undeveloped land zoned for 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space in Atlanta, Georgia for $15,700,000.
          Sale of St. Andrews at the Polo Club. On July 29, 2004, we sold our St. Andrews at the Polo Club community in Palm Beach County, Florida for $36,000,000, or an average of $180,000 per residential unit, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,113,000 after deduction of $20,412,000 for the mortgage note payable assumed by the buyer and closing costs and prorations totaling $475,000.
          Sale of Five Apartment Communities to Colonial Properties Trust. On June 2, 2004, we sold five of our Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per residential unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. The sale was the first step in our recent plan of selling older appreciated assets and focusing on newer assets. Net sales proceeds were approximately $47,016,000, or $6.51 per share/unit, after deduction of:
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
          Refinancing of Addison Place Apartments. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC to refinance the 285-unit second phase of its Addison Place apartment community. Roberts Realty guaranteed the operating partnership’s obligations under the loan documents. The lender assigned the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in June

2005. The loan matures on May 1, 2016 and bears a fixed interest rate of 6.35% through April 30, 2015 using a 30-year amortization schedule. For the final year, the interest rate will float at 250 basis points over a Freddie Mac index. We used the proceeds of the loan and working capital to pay the $22,071,000 balance of the existing Wachovia Bank loan. We paid no prepayment penalty to repay the Wachovia Bank loan or the related swap agreement. Because the new loan lowered the interest rate on the loan secured by Addison Place Apartments from 8.62% to 6.35% and has a smaller principal balance, our total payments of principal and interest will decrease by approximately $500,000 per year.
          Substantial Effects of Apartment Sales on Future Operating Results. We have accounted for the operations of the seven communities we sold in 2004 and 2005 as discontinued operations for the three and six months ended June 30, 2005 and June 30, 2004. Accordingly, this Item 2 focuses on the continuing operations of our remaining properties. Investors should take the sale of these communities into account in reviewing this report. The results of operations of these apartment communities are material to the overall results reflected and discussed in this report. For more detail regarding the effects of these sales, see (a) Anticipated Effects of Sales of Apartment Communities on our Future Results of Operations, and (b) Liquidity and Capital Resources below.
Overview
          We own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties. As of June 30, 2005, we owned a 75.1% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.
          As of the date of this report, we own:
•	Addison Place, a multifamily community consisting of the 118-unit Addison Place Townhomes and the 285-unit Addison Place Apartments in Alpharetta, Georgia. As of June 30, 2005, Addison Place had a physical occupancy rate of 95.5%.

•	Addison Place Shops, a 39,205 square foot retail center located at the entrance to our Addison Place apartment community in Alpharetta, Georgia that is in lease-up . We have completed construction of this retail center except for the interior tenant finish.

•	A 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend to sell.

•	A 37,864 square foot office building in lease-up in Atlanta, Georgia, (sometimes referred to in this report as the Northridge office building). We occupy a portion of one floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on that floor with Roberts Properties and Roberts Construction.

•	A 10.9-acre site currently in the planning and design phase on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community).

•	An 82% undivided interest in 23.55 acres of undeveloped land zoned for 292 residential units located on Peachtree Parkway in Gwinnett County, Georgia.

•	44 acres of undeveloped land zoned for 326 residential units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center located on Westside Parkway in Alpharetta, Georgia. We also own a right of first refusal to acquire an adjacent seven-acre parcel zoned for 105 residential units.

•	9.84 acres of undeveloped land zoned for 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space located on Peachtree Dunwoody Road in Atlanta, Georgia.

•	22 acres of undeveloped land in Cumming, Georgia, north of metropolitan Atlanta, zoned for 154 residential units.
          Combining the residential units and office and retail square footage we can build on the four recently acquired properties, our 285-unit Addison Place apartment homes, our 118-unit Addison Place townhomes, and our 220-unit community under development, we have a total of 1,751 residential units, and 858,000 square feet of office and retail space, that we own or may develop. Taking into account our investment in our existing communities and undeveloped land, as well as estimates of what it would cost to develop and construct the real estate projects for which our undeveloped properties are zoned, these real estate projects would represent an aggregate investment of more than $300 million. We cannot provide any assurance that we will be able to raise the capital needed to complete all of these development projects, although we can control the pace of development and construction. See Liquidity and Capital Resources below.
          In Atlanta, our primary market, sluggish job growth in 2004 and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy we offered residents incentives in the form of rent concessions, which result in decreased revenues and income from operations. Although job growth and demand for apartments increased in 2005, we expect rental concessions to continue for the foreseeable future. We expect concessions to begin decreasing, although we cannot predict how rapidly or to what level they may decrease with any degree of certainty.
          We are currently experiencing negative cash flow as a result of selling the seven appreciated communities totaling 1,610 units in 2004 and 2005 while making distributions to shareholders of $4.50 per share. We have two properties in lease-up, one property in the planning and design phase, and four parcels of undeveloped land. In total, we have approximately $48.5 million invested in these properties, which are currently producing minimal cash flow.
          In May 2005, we sold our Ballantyne Place community and elected to treat the sale as a Section 1031 tax-deferred exchange. Proceeds from the sale were approximately $14,316,000. We used a portion of the proceeds to acquire a 14.5-acre tract of undeveloped land at a price of $3,320,000. We intend to use the remaining $10,996,000 of proceeds from the Ballantyne sale along with additional loan proceeds and assumed debt to acquire either undeveloped land or retail assets, including those now under contract with Roberts Properties and third party sellers as described above. We expect these acquisitions, along with successful leasing efforts at our existing retail center and our Northridge office building, will contribute positive cash flow and help reduce our current operating deficit.
          In June 2005, we raised $2,901,000 from a private offering of our common stock. We intend to use these proceeds to finance our ongoing development program and help fund our negative cash flow.
          We have paid no regular quarterly dividends since the third quarter of 2001. We presently intend not to resume paying regular quarterly dividends. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.
          We have engaged two entities owned by Mr. Roberts to perform services for the operating partnership. These entities are Roberts Properties and Roberts Construction, which we sometimes refer to as the Roberts Companies. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us where feasible. Roberts Construction constructed our Addison Place community, Ballantyne Place community, the Northridge office building and the Addison Place Shops. We retained Roberts Properties to develop our Northridge, Peachtree Parkway, Peachtree Dunwoody and Cumming communities, and we entered into cost-plus 10% contracts with Roberts Construction to build the communities. As mentioned above, Roberts Properties has entered into several agreements for the purchase of real estate that it may assign to us.
Results of Operations
          The comparisons below do not include the results of our discontinued operations that are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

     Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004
     Net loss from continuing operations increased by $(468,000) from $(177,000) for the three months ended June 30, 2004 to $(645,000) for the three months ended June 30, 2005. Our results include:
(a)	a $343,000 decrease in other operating income due primarily to revenue from a legal settlement in 2004;

(b)	a $173,000 increase in interest expense due primarily to the Wachovia Bank land loan and a reduction of capitalized interest related to the Northridge office building as construction of this property was completed and we began to expense rather than capitalize interest;

(c)	a $77,000 increase in depreciation expense due primarily to the Northridge office building, which we began depreciating in August 2004;
               partially offset by:
(d)	a $161,000 increase in the minority interest in the loss from continuing operations.
          The operating performance for the three months ended June 30, 2005 for Addison Place, our only stabilized apartment community, is summarized in the following table:

	Three Months Ended
	June 30,		Percentage
	2005	2004	Change
Total operating revenues	$1,299,000	$1,233,000	5.4%
Property operating expenses (1)	(465,000)	(405,000)	14.5%
Loan cost amortization / interest expense	(597,000)	(608,000)	(1.6%)
Depreciation of real estate assets	(406,000)	(381,000)	6%
Other	8,000	—	N/A

Loss from operations	$(161,000)	$(161,000)	(62.0%)
Average stabilized occupancy (2)	95.3%	88.8%	7.3%

(1)	In this report, the term “property operating expenses” include personnel; utilities; real estate taxes; repairs, maintenance and landscaping; marketing; insurance; and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized property, Addison Place, calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
          Our same-property operating revenues increased by $66,000, or 5.4%, from $1,233,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2005 due primarily to an increase in stabilized occupancy. Our same-property operating expenses increased by $59,000, or 14.5%, from $406,000 for the three months ended June 30, 2004 to $465,000 for the three months ended June 30, 2005, due primarily to an increase in marketing and insurance costs. Stabilized occupancy for our same-property community was 95.3% for the three months ended June 30, 2005 compared to 88.8% for the three months ended June 30, 2004.
          The following discussion compares our statements of operations for the three months ended June 30, 2005 and June 30, 2004.

          Total operating revenues decreased $253,000, or 15.9% from $1,578,000 for the three months ended June 30, 2004 to $1,325,000 for the three months ended June 30, 2005. The decrease in operating revenues is due primarily to a $73,000 increase in operating revenues from Addison Place offset by a $327,000 decrease in other operating income due to revenue from a legal settlement in 2004.
          Property operating expenses increased $116,000, or 26.8% from $433,000 for the three months ended June 30, 2004 to $549,000 for the three months ended June 30, 2005. The increase is due primarily to increased operating expenses at Addison Place and an increase in property tax expense due to the acquisition of additional parcels of land.
          Depreciation expense increased $77,000, or 20.1% from $383,000 for the three months ended June 30, 2004 to $460,000 for the three months ended June 30, 2005. This increase is due primarily to the additional operating assets purchased at Addison Place and the Northridge office building, which we began depreciating in August 2004.
          Interest expense increased $173,000, or 30.8% from $562,000 for the three months ended June 30, 2004 to $735,000 for the three months ended June 30, 2005. The increase is due to the Northridge office building, for which we began expensing interest in September 2004, and the land loan for the three undeveloped parcels purchased in December 2004 and January 2005.
     Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004
          Net loss from continuing operations increased by $(615,000) from $(623,000) for the six months ended June 30, 2004 to $(1,238,000) for the six months ended June 30, 2005. Our results include:
(a)	a $347,000 increase in interest expense due primarily to the Wachovia Bank land loan and a reduction of capitalized interest related to the Northridge office building as construction of this property was completed and we began to expense rather than capitalize interest;

(b)	a $115,000 increase in depreciation expense due primarily to the Northridge office building, which we began depreciating in August 2004; and

(c)	a $327,000 decrease in other operating income due primarily to revenue from a legal settlement in 2004, partially offset by:
(d)	a $207,000 increase in the minority interest in the loss from continuing operations.

          The operating performance for the six months ended June 30, 2005 for Addison Place, our only stabilized apartment community, is summarized in the following table:

	Six Months Ended
	June		Percentage
	2005	2004	Change

Total operating revenues	$2,592,000	$2,453,000	5.7%
Property operating expenses (1)	(897,000)	(815,000)	10.0%
Loan cost amortization / interest expense	(1,243,000)	(1,265,000)	(1.7%)
Depreciation of real estate assets	(785,000)	(789,000)	(.5%)
Other	8,000	(1,000)	N/A

Loss from operations	$(325,000)	$(417,000)	(22.0%)
Average stabilized occupancy (2)	94.6%	93.7%	.9%

(1)	In this report, the term “property operating expenses” include personnel; utilities; real estate taxes; repairs, maintenance and landscaping; marketing; insurance; and property administration expenses.

(2)	Represents the average physical occupancy of our stabilized property, Addison Place, calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
          Our same-property operating revenues increased by $139,000, or 5.7%, from $2,453,000 for the six months ended June 30, 2004 to $2,592,000 for the six months ended June 30, 2005, due primarily to increased occupancy and increased rental rates. Our same-property operating expenses increased by $82,000, or 10.0%, from $815,000 for the six months ended June 30, 2004 to $897,000 for the six months ended June 30, 2005, due primarily to an increase in marketing and insurance costs. Stabilized occupancy for our same-property community was 94.6% for the six months ended June 30, 2005 compared to 93.7% for the six months ended June 30, 2004.
          The following discussion compares our statements of operations for the six months ended June 30, 2005 and June 30, 2004.
          Total operating revenues decreased $158,000, or 5.6% from $2,804,000 for the six months ended June 30, 2004 to $2,646,000 for the six months ended June 30, 2005. The decrease in operating revenues is due primarily to a $73,000 increase in operating revenues from Addison Place offset by a $327,000 decrease in other operating income due to revenue from a legal settlement in 2004.
          Property operating expenses increased $199,000, or 23.4% from $850,000 for the six months ended June 30, 2004 to $1,049,000 for the six months ended June 30, 2005. The increase is due primarily to increased operating expenses at Addison Place and an increase in property tax expense due to the acquisition of additional parcels of land.
          Depreciation expense increased $115,000, or 14.5% from $789,000 for the six months ended June 30, 2004 to $904,000 for the six months ended June 30, 2005. This increase is due primarily to the additional operating assets purchased at Addison Place and the Northridge office building, which we began depreciating in August 2004.
          Interest expense increased $347,000, or 94% from $1,175,000 for the six months ended June 30, 2004 to $1,522,000 for the six months ended June 30, 2005. The increase is due to the Northridge office building, for which we began expensing interest in September 2004 and the land loan for the three undeveloped parcels purchased in December 2004 and January 2005.

     Anticipated Effects of Sales of Apartment Communities on our Future Results of Operations
          As described above, in 2004 and 2005 we sold seven apartment communities. These sales have affected and will continue to affect our future results of operations generally as follows:
Reduced Revenues. Revenues for the seven apartment communities were $6,991,000 for 2004, or approximately 57.9% of our revenue. Accordingly, our revenues will be materially lower in future years than in 2004.
Reduced Income from Operations. Income from operations provided by the seven apartment communities was $3.5 million for 2004, or approximately 52.6% of our total income from operations. Accordingly, we expect our income from operations will be materially lower in future years than in 2004.
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
Liquidity and Capital Resources
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
          Cash and cash equivalents decreased $7,589,000 during the six months ended June 30, 2005 compared to an increase of $9,969,000 during the six months ended June 30, 2004. The change is due to a decrease in cash provided by investing activities of $25,284,000, a decrease in cash used in financing activities of $7,687,000 and a decrease in cash provided by operating activities of $450,000, as described in more detail below.
          In the past, a primary source of our liquidity has been cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. The sale of seven apartment communities during 2004 and 2005 resulted in a decrease in operating revenues to a level that is less than operating expenses.
          Net cash provided by operating activities decreased $450,000 from providing $873,000 of cash during the six months ended June 30, 2004 to providing $423,000 of cash during the six months ended June 30, 2005. The decrease is due primarily to the sale of the seven apartment communities during 2004 and 2005.
          Net cash provided from investing activities decreased $25,284,000 from $40,421,000 during the six months ended June 30, 2004 to $15,137,000 during the six months ended June 30, 2005. This decrease is attributable primarily to the purchase in January 2005 of the Peachtree Dunwoody land for $15,724,000 and the purchase in June 2005 of the Westside parcel for $3,329,000. In addition, the decrease is due to the difference between $46,906,000 in cash proceeds from the sales of real estate assets in 2004 compared to the cash proceeds of $37,250,000 from the sale of real estate assets in 2005.
          Net cash used in financing activities decreased $7,687,000 from using $31,325,000 during the six months ended June 30, 2004 to using $23,638,000 during the six months ended June 30, 2005. The decrease is due primarily to the following:
(a)	$23,000,000 used to pay off the construction loan for Ballantyne Place in May 2005;

(b)	$13,570,000 used to pay down the Wachovia Bank land note in the first quarter of 2005; and

(c)	$530,000 used to pay down construction loan for the Northridge office building.

               partially offset by:
(d)	a payment of $32,420,000 in a special distribution during June 2004;

(e)	$10,950,000 in land loan proceeds used to acquire the Peachtree Dunwoody property in the first quarter of 2005; and

(f)	$2,901,000 in proceeds from the sale of stock in June 2005.
          We have not paid regular quarterly dividends since the third quarter of 2001 and presently intend not to resume paying regular quarterly dividends. We anticipate paying distributions from time to time out of the proceeds of property sales only if we need to do so to maintain our status as a REIT for federal income tax purposes.
          In addition to experiencing lower operating revenues because we no longer own seven apartment communities, we have two properties in lease-up, one property in the planning and design phase and four parcels of undeveloped land. In total, we have invested approximately $48.5 million in these seven properties that are currently producing minimal cash flow.
     Anticipated Effects of Sales of Apartment Communities on our Liquidity and Capital Resources
          As described above, we sold six apartment communities in 2004 and one community in May 2005. The sale of these seven properties has had a significant effect on our liquidity and capital resources. Operating revenues have decreased to a level that is less than our operating and other continuing expenses. As a result, we are currently experiencing negative cash flow. We expect to replace some of our operating revenues and operating cash flow when we acquire replacement properties to complete our Section 1031 tax-deferred exchange. We also expect the lease-up of our Addison Place Shops and our Northridge office building to increase our operating revenues and operating cash flow. There can be no assurance, however, that either of these initiatives will generate enough revenues and cash flow to cover our operating and other continuing expenses.
          As of the date of this report, we have approximately $20 million in cash that we can use to finance our operating deficit or for other purposes, such as to fund our ongoing development program or to finance the acquisition of our replacement properties. This cash balance includes $6.2 million remaining from the Ballantyne sale, after the acquisition of land in Cumming, Georgia on August 4, 2005.
     Debt Summary
          The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at June 30, 2005 and its scheduled balance at maturity, interest rate, maturity date, and monthly principal and interest payment. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
June 30, 2005

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate	Date	Maturity	Payment	Balance
Revolving $2 million credit line (1) (2)	Compass Bank	LIBOR plus 175 b.p.	5.09	08/01/05	—	Interest only	—
Land Loan (1)	Wachovia Bank	LIBOR plus 185 b.p.	5.19	12/29/05	6,842,000	Interest only	6,842,000
Addison Place Shops (1)	Compass Bank	LIBOR plus 185 b.p.	5.19	04/30/06	6,500,000	Interest only	6,364,000
Northridge Office Building (1)	Bank of North Georgia	LIBOR plus 200 b.p.	5.34	05/28/06	4,000,000	Interest only	4,000,000
Addison Place Townhomes (3)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	8,993,000
Addison Place Apartments (4)	Freddie Mac	Fixed-rate permanent	6.35	05/01/15	17,735,000	$130,669	20,964,000

Totals					$43,464,000		$47,163,000

(1)	The interest rate shown for variable-rate debt is as of June 30, 2005. The construction loan on the Addison Place Shops with Compass Bank has an interest rate floor of 3.50%. The construction loan on the Northridge office building with Bank of North Georgia and the revolving line of credit with Compass Bank each has an interest rate floor of 3.75%.

(2)	On August 1, 2005, the maturity date on the revolving line of credit with Compass Bank was extended until August 1, 2006.

(3)	We may prepay the loan secured by the Addison Place Townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

(4)	On April 19, 2005, we closed a $21,000,000 loan to refinance this loan as described above in Recent Developments — Refinancing of Addison Place Apartments.

     Debt Maturities
          Our existing loans will require balloon payments, in addition to monthly principal amortization, coming due over the years 2005 to 2015 as summarized below:
Debt Maturity Schedule at June 30, 2005

	Aggregate Balloon
Year	Payments	Applicable Communities or Properties
2005	$6,842,000	Land Loan
2006	10,500,000	Addison Place Shops, Northridge Office Building
2009	8,387,000	Addison Place Townhomes
2015	17,735,000	Addison Place Apartments

Total	$43,464,000

     Short-Term Debt
          Unsecured Line of Credit. We have a $2,000,000 unsecured line of credit, which was scheduled to expire August 1, 2005, to provide funds for short-term working capital purposes. The maturity date on this line of credit has been extended until August 1, 2006. At June 30, 2005, there were no borrowings under this line of credit.
          Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2005, we extended the maturity date of the loan until May 28, 2006 and reduced to $4,000,000 the maximum principal amount available to be borrowed under the loan.
          Land Loan. On December 29, 2004, we closed a $20,412,000 loan to fund portions of the purchase prices of an 82% undivided interest in 23.55 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia and 29.47 acres of undeveloped land located in Alpharetta, Georgia. The loan has a one-year term and bears interest at the 30-day LIBOR plus 185 basis points. In January 2005, we borrowed the remaining $10,950,000 under the loan to fund a portion of the purchase price of a 9.84-acre site of undeveloped land located on Peachtree Dunwoody Road in Atlanta, Georgia. We can obtain a release on each parcel by paying a set price, as we did in February 2005 to release the parcel on Peachtree Parkway. At June 30, 2005, $6,842,000 was drawn on the loan. We intend to refinance any remaining balance of the loan at its maturity on December 29, 2005.
          Refinancing of Addison Place Apartments. On April 19, 2005, we refinanced the Addison Place Apartments as described above in Recent Developments — Refinancing of Addison Place Apartments. The prior loan had been scheduled to mature on May 10, 2005.
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

     Floating Rate Debt
          Some of our loans bear interest at floating rates. These loans, which had an aggregate outstanding balance of $17,206,000 at June 30, 2005, bear interest at rates ranging from 185 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as has occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $14,000 per month and adversely affect our liquidity and capital resources to that degree.
     Contractual Commitments
          We enter into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction that relate to the development and construction of real estate assets.
          In 2001, we entered into a cost plus 5% contract with Roberts Construction related to the construction of the Addison Place Shops. On April 14, 2005, we entered into agreements for the development and construction of Peachtree Dunwoody and Peachtree Parkway properties. At June 30, 2005, the remaining commitments under the development and construction contracts were $2,171,000 as summarized in the following table:

	Actual/	Total	Estimated
	Estimated	Amount	Remaining
	Total Contract	Incurred through	Contractual
	Amount	6/30/05__	Commitment
Addison Place Shops	$4,624,000	$4,568,000	$56,000
Peachtree Dunwoody	1,780,000	593,000	1,187,000
Peachtree Parkway	1,460,000	532,000	928,000

	$7,864,000	$5,693,000	$2,171,000

          In addition to these commitments, on August 4, 2005, we entered into agreements for the development and construction of the land acquired in Cumming, Georgia. The fees for the design and development services will be $770,000. We have not yet estimated the construction costs for this project, although we have agreed to pay Roberts Construction a fee of 10% of such cost.
          We plan to fund the remaining contractual commitment for the Addison Place Shops from the remaining amounts available to be borrowed under the construction loan secured by the property. Commitments remaining on the Peachtree Dunwoody, Peachtree Parkway and Cumming, Georgia properties will be funded by either working capital or construction loans.
          We anticipate that aggregate operating revenues will not be adequate to provide short-term (12 months) liquidity for the payment of operating expenses, interest and scheduled amortization of principal on our notes payable. We intend to use working capital to meet our short-term liquidity requirements.
          Our sale of seven apartment communities and the reinvestment of part of the proceeds from those sales have substantially altered our asset mix. Before these sales, our assets were primarily stabilized apartment communities. Currently, our assets include a much higher percentage of residential, retail and office properties that we intend to develop, construct and lease up. We currently have 1,022 residential units and 781,000 square feet of office and retail space in various phases of development. We expect to obtain the capital required to complete these developments, and to repay maturing debt, from the proceeds of construction and permanent loans, and if necessary, from the sale of properties. We cannot presently quantify with any precision the amount and timing of our long-term capital needs for development, but the amount we need will be substantial. We cannot provide any assurance that we will be able to raise the capital needed to complete our development projects as we intend, although we can control the pace of development and construction to a certain degree.
Stock Repurchase Plan
          Our board of directors authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and had authority to repurchase an additional 37,412 shares. In June 2005, we sold these shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$3,533	$31,526	$2,527	$30,932
Minority interest of unitholders — continuing operations	(227)	(66)	(439)	(229)
Minority interest of unitholders — discontinued operations	1,475	11,728	1,336	11,664
(Gain) loss on disposal of assets	(5)	1	(9)	10
Gain on sale of real estate assets	(6,026)	(44,387)	(6,026)	(44,464)
Depreciation expense — continuing operations	460	383	904	789
Depreciation expense — discontinued operations	298	791	741	1,829

Funds from operations	$(492)	$(24)	$(966)	$531

Weighted average shares and units outstanding during the period	7,249,971	7,221,698	7,232,387	7,222,379

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
          We capitalize direct costs associated with the development and construction of our apartment communities. We expense all internal costs associated with the acquisition of operating apartment communities to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” for our real estate assets. During development and construction, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the asset becomes substantially complete and the property becomes available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the space available for occupancy, and what rent levels we achieve. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.
     Asset Impairment Evaluation
          We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At June 30, 2005, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.
     Derivatives and Hedging Activities
          Once a property is complete, we generally enter into a fixed rate debt instruments secured by the property. In other situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into an interest rate swap agreement to effectively fix the variable interest rate on the Addison Place Apartments permanent loan. As noted above in Recent Developments — Refinancing of Addison Place Apartments, we have refinanced that loan with a new loan that bears interest at a fixed rate.
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
Disclosure Regarding Forward-Looking Statements
          This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:
•	Notwithstanding the lower debt service payments afforded by our recent refinancing of our Addison Place Apartments, we expect that our overall business will continue to operate at a loss as we execute our planned development and construction program and that we will use, rather than generate, net cash in our operating activities through the end of 2006 or until our new communities are constructed and leased. If these losses persist for longer than we expect, our cash position and financial position could be materially and adversely affected.

•	We currently have 1,022 residential units and 781,000 square feet of office and retail space in various phases of development. We cannot presently quantify with any precision the amount and timing of our long-term capital needs for development, but the amount we need will be substantial. We cannot provide any assurance that we will be able to raise the capital needed to complete our development projects as we intend.

•	We may be unable to secure financing or otherwise refinance some or all of our maturing loans, or we may be able to do so only on unfavorable terms that may include making a material principal payment that will reduce our working capital and may cause us to defer or curtail our planned development and construction activities, which will adversely affect our financial performance. In particular, if we are unable to work out an acceptable extension of the loan secured by our Westside and Peachtree Dunwoody holdings that matures on December 29, 2005, we will use working capital and borrowings under our unsecured line of credit to repay the loan and seek to refinance the loan with another lender. We can provide no assurances regarding the timing or terms of any such refinancing. Any delay we suffer in doing so could delay our planned development and construction program.

•	Unfavorable changes in market and economic conditions, perhaps as a result of war or terrorism, could depress our occupancy and rental rates and worsen our financial performance.

•	Increased competition in our markets could limit our ability to lease our real estate projects or increase or maintain rents.

•	Conflicts of interest inherent in business transactions between or among Roberts Realty and/or the operating partnership on one hand, and Mr. Roberts and/or his affiliates on the other hand, could result in our paying more for property or services than we would pay an independent seller or provider.

•	Construction risks inherent in our development and construction of our properties could adversely affect our financial performance.

•	If we are unable to lease-up the Addison Place Shops and the Northridge office building as we expect, our financial performance will suffer. We note in particular that the Atlanta suburban office market is soft and that we may be unable to lease our corporate headquarters building to third party tenants without significant concessions.

•	We have approximately $17,206,000 in debt at June 30, 2005 that bears interest at variable interest rates, and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

•	We may be unable to obtain replacement financing to make balloon payments on our long-term debt as it matures, or we might have to refinance our debt on less favorable terms.

•	Because our organizational documents do not limit the amount of debt we may incur, we could increase the amount of our debt as a percentage of the estimated value of our properties. This additional leverage may:
•	increase our vulnerability to general adverse economic and industry conditions,

•	limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt, and

•	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.
•	Our operations could be adversely affected if we lose key personnel, particularly Mr. Roberts.

•	We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

•	Compliance or failure to comply with the Americans with Disabilities Act and other similar laws could result in substantial costs.
          In addition, the market price of the common stock may from time to time fluctuate materially as a result of, among other things:
•	our operating results;

•	the operating results of other REITs, particularly apartment REITs; and

•	changes in the performance of the stock market in general.
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
          We have approximately $17,206,000 in debt at June 30, 2005 that bears interest at variable interest rates. An increase of 1% in the interest rates on these loans would increase our interest expense by approximately $14,000 per month.
ITEM 4. CONTROLS AND PROCEDURES.
          As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005.
          There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II
ITEM 1. LEGAL PROCEEDINGS.
          Neither we, the operating partnership, nor our apartment communities or other real estate assets, are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to the operating partnership or to us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          We did not repurchase any of our equity securities during the quarter ended June 30, 2005.
          Please see our current report on Form 8-K dated June 21, 2004 and filed with the SEC on June 24, 2005, for descriptions of a total of 362,588 shares of our common stock (previously held in treasury) we sold at $8.00 per share in a private offering. Mr. Charles S. Roberts, our Chairman, President and Chief Executive Office, purchased 337,588 shares, and Wm Jarell Jones, a director, purchased 25,000 shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of our security holders during the three months ended June 30, 2005.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.
The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

10.1	Design and Development Agreement among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties, Inc. for the Peachtree Parkway property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 12, 2005.]

10.2	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Peachtree Dunwoody property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

Exhibit
No.	Description

10.3	Construction Contract among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties Construction, Inc. for the Peachtree Parkway property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 12, 2005.]

10.4	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Peachtree Dunwoody property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

10.5	Multifamily Note in the principal amount of $21,000,000, dated April 19, 2005, executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 19, 2005.]

10.6	Multifamily Deed to Secure Debt, Assignment of Rents, and Security Agreement dated April 19, 2005 made by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 19, 2005.]

10.7	Guaranty dated April 19, 2005 made by Roberts Realty Investors, Inc. in favor of Primary Capital Advisors LC. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 19, 2005.]

10.8	Sales Contract dated May 2, 2005 between Roberts Properties Residential, L.P. and Post Apartment Homes, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated May 2, 2005.]

10.9	Determination of bonuses for the executive officers of Roberts Realty, Inc. [Incorporated by reference to our current report on Form 8-K dated June 21, 2005.]

10.10	Agreements between Roberts Realty Investors, Inc. and each of Charles S. Roberts and Wm. Jarell Jones to acquire shares of treasury stock. [Incorporated by reference to our current report on Form 8-K dated June 22, 2005.]

10.11	Purchase contract dated June 28, 2005 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Dunwoody, LLC.

31	Certifications of Charles S. Roberts and Greg M. Burnett pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Greg M. Burnett pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 15, 2005

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Greg M. Burnett

Greg M. Burnett, Chief Financial Officer
(The Registrant’s Principal Financial and
Accounting Officer, who is duly authorized to sign this report)