Form 10-Q
period 2005-09-30
ROBERTS REALTY INVESTORS INC
filed 2005-11-14
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  No ☒

The number of outstanding shares of the registrant’s common stock on November 4, 2005 was 5,699,121.

PART I

ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

REAL ESTATE ASSETS - At cost:
Land	$11,287	$9,109
Buildings and improvements	58,611	65,527
Furniture, fixtures and equipment	3,704	6,013
	73,602	80,649
Less accumulated depreciation	(9,632)	(9,157)
Operating real estate assets	63,970	71,492
Construction in progress and real estate under development	46,397	28,272

Net real estate assets	110,367	99,764

CASH AND CASH EQUIVALENTS	9,615	27,552

RESTRICTED CASH	142	150

DEFERRED FINANCING COSTS — Net of accumulated amortization of $298 and $445 at September 30, 2005 and December 31, 2004, respectively	519	341

OTHER ASSETS - Net	733	1,422

	$121,376	$129,229
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$39,575	$31,186
Construction notes payable	10,364	32,294
Land notes payable	9,815	9,462
Swap contract liability	—	436
Accounts payable and accrued expenses	1,334	671
Due to Roberts Construction (including retainage payable of $539 at
December 31, 2004)	—	653
Security deposits and prepaid rents	258	250
Liabilities related to sold assets	—	60

Total liabilities	61,346	75,012

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	14,888	14,368

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,699,121 and 5,668,622 shares issued at September 30, 2005 and December 31, 2004, respectively	57	57
Additional paid-in capital	26,843	26,476
Less treasury shares, at cost (362,588 shares at December 31, 2004)	—	(2,764)
Unamortized restricted stock compensation	(7)	(18)
Retained earnings	18,249	16,418
Accumulated other comprehensive loss	—	(320)
Total shareholders’ equity	45,142	39,849

	$121,376	$129,229
See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$1,264	$1,199	$3,761	$3,535
Other operating income	70	77	228	223

Total operating revenues	1,334	1,276	3,989	3,758

OPERATING EXPENSES:
Personnel	150	139	439	374
Utilities	98	85	276	239
Repairs, maintenance and landscaping	124	144	316	277
Real estate taxes	131	120	383	322
Marketing, insurance and other	92	81	261	208
General and administrative expenses	351	418	1,189	1,281
Depreciation of real estate assets	515	453	1,419	1,243

Total operating expenses	1,461	1,440	4,283	3,944

(LOSS) FROM OPERATIONS	(127)	(164)	(294)	(186)

OTHER INCOME (EXPENSE):
Interest income	105	98	203	174
Interest expense	(734)	(635)	(2,256)	(1,809)
Legal settlement	(150)	—	(150)	340
Amortization of deferred financing costs	(39)	(23)	(125)	(78)

Total other expense	(818)	(560)	(2,328)	(1,373)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(945)	(724)	(2,622)	(1,559)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	235	206	674	421

(LOSS) FROM CONTINUING OPERATIONS	(710)	(518)	(1,948)	(1,138)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	14	7,405	3,779	38,914

NET INCOME (LOSS)	$(696)	$6,887	$1,831	$37,776

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

(Loss) from continuing operations	$(0.13)	$(0.10)	$(0.36)	$(0.21)
Income (loss) from discontinued operations	(0.00)	1.40	0.70	7.38
Net income (loss)	$(0.13)	$1.30	$0.34	$7.17

Weighted average common shares - basic	5,692,380	5,299,475	5,457,315	5,271,219
Weighted average common shares - diluted (effect of operating partnership units)	7,576,915	7,221,230	7,348,491	7,221,993

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,831	$37,776
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	(3,778)	(38,914)
Minority interest of unitholders in the operating partnership	(674)	(421)
Depreciation and amortization	1,553	1,350
Amortization of deferred compensation	11	14
Change in assets and liabilities:
Increase (decrease) in other assets	62	(851)
(Increase) in restricted cash	(42)	(21)
(Decrease) increase in amounts due affiliates	(901)	13
Increase in accounts payable, accrued expenses and other liabilities relating to operations	794	1,419

Net cash (used in) provided by operating activities from continuing operations	(1,144)	365
Net cash provided by (used in) operating activities from discontinued operations	557	(3,427)
Net cash (used in) operating activities	(587)	(3,062)

INVESTING ACTIVITIES:
Acquisition and construction of real estate assets	(43,364)	(6,765)

Net cash (used in) investing activities from continuing operations	(43,364)	(6,765)
Net cash provided by investing activities from discontinued operations	36,731	141,349
Net cash (used in) provided by investing activities	(6,633)	134,584

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(1,313)	(207)
Proceeds from mortgage notes payable	9,702	—
Payment of loan costs	(442)	(46)
Proceeds from construction loans	1,084	1,519
Repayment of construction note payable	(530)	—
Proceeds from land notes payable	20,765	—
Repayment of land notes payable	(20,413)	(3,000)
Re-issuance of treasury shares	2,901	—
Payment of dividends and distributions	—	(32,429)

Net cash provided by (used in) financing activities from continuing operations	11,754	(34,163)
Net cash (used in) financing activities from discontinued operations	(22,471)	(74,857)
Net cash (used in) financing activities	(10,717)	(109,020)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,937)	22,502

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,552	8,583

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,615	$31,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$3,046	$5,001

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its wholly owned subsidiaries. Roberts Realty is the sole general partner of the operating partnership and had a 75.2% and 73.5% ownership interest at September 30, 2005 and December 31, 2004, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At September 30, 2005, Roberts Realty owned;

•	two multifamily apartment communities totaling 403 residential units in the Atlanta metropolitan area;
•	three retail centers totaling 121,477 square feet, including a 39,205 square foot retail center which is in its lease-up phase;
•	a 37,864 square foot commercial office building which is also in its lease-up phase;
•	five tracts of undeveloped land totaling 67 acres in various phases of development; and
•	a 44 acre tract of land that is held for investment.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 24.9% and 26.6% for the three months ended September 30, 2005 and 2004, respectively and 25.7% and 27.0% for the nine months ended September 30, 2005 and 2004, respectively. The minority interest of the unitholders was $14,888,000 at September 30, 2005 and $14,368,000 at December 31, 2004.

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, on a one-for-one basis, or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares. Roberts Realty has adopted a policy that it will issue shares in exchange for all units submitted.

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

On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.6 acres of undeveloped land for $7,786,000, including closing costs, from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. The land is zoned for 292 residential units and is located on Peachtree Parkway in Gwinnett County, Georgia. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor on a cost plus basis plus 10% (5% profit and 5% overhead). The transaction was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. See Note 7 - Related Party Transactions.

On December 29, 2004, Roberts Realty purchased 29.5 acres of undeveloped land on Westside Parkway in the North Atlanta submarket of Alpharetta, Georgia from an unrelated third party. The land was acquired for $5,919,000, including closing costs, and is zoned for 109 condominium units, 15,000 square feet of retail space and a density of 500,000 square feet for a university education center. The transaction was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club.

On January 20, 2005, Roberts Realty purchased 9.8 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000, including closing costs and was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. The property, which Roberts Realty refers to as the North Springs property, is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the Perimeter Center submarket of Atlanta and is zoned for a mixed-use development of 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor on a cost plus basis plus 10% (5% profit and 5% overhead). See Note 7 - Related Party Transactions.

On May 31, 2005, Roberts Realty sold its Ballantyne Place community in Charlotte, North Carolina for $37,250,000, with the buyer paying an additional $690,000 to reimburse the company for a previously paid loan commitment fee, resulting in a total price of $37,940,000, or an average of $118,934 per residential unit. The gain on sale was $4,472,000, net of minority interest of $1,553,000, and cash proceeds were approximately $14,316,000, net of closing costs, mortgage debt and prorations. Roberts Realty has reinvested the proceeds in two existing retail centers and two undeveloped tracts of land through a Section 1031 tax-deferred exchange.

On June 30, 2005, Robert Realty purchased 14.5 acres of undeveloped land zoned for 217 residential units adjacent to the 29.48 acres on Westside Parkway that Roberts Realty purchased in December 2004. The land was acquired for $3,320,000, including closing costs, from Roberts Properties Peachtree Dunwoody, LLC, which is wholly owned by Mr. Roberts. The acquisition included a right of first refusal to acquire an adjacent seven-acre parcel of land zoned for 105 residential units from an unrelated third party.

On August 4, 2005, Roberts Realty purchased 22.1 acres of undeveloped land zoned for 154 residential units in Cumming, Georgia, a suburb of Atlanta. The purchase price was $4,816,000, including closing costs, and sewer tap fees of $431,200.

On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323 square foot retail center located in Alpharetta, Georgia for $10,887,000, including closing costs. Grand Pavilion was 88% leased at the time of the purchase. Roberts Realty assumed $6,987,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.

On September 30, 2005, Roberts Realty purchased Bassett Shopping Center, a 19,949 square foot retail center located in Buford, Georgia for $4,828,000, including closing costs. Built in 1999, the property is 100% leased and is located directly across from the Mall of Georgia. Roberts Realty assumed $2,715,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.

The four most recent acquisitions were all part of the Section 1031 tax-deferred exchange funded with proceeds from the sale of the company’s Ballantyne Place community on May 31, 2005.

4.	DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2005, income from discontinued operations relates to the Ballantyne Place apartment community that Roberts Realty sold on May 31, 2005. For the three and nine months ended September 30, 2004, income from discontinued operations relates to the following apartment communities that Roberts Realty sold on the dates indicated:

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

The following table summarizes revenue and expense information for the seven communities for the three and nine months periods ended September 30, 2005 and September 30, 2004 (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Rental operations	$—	$291	$887	$6,239
Other operating income	—	(4)	41	406
Total operating revenues	—	287	928	6,645

OPERATING EXPENSES:
Personnel	—	94	211	844
Utilities	—	48	83	467
Repairs, maintenance and landscaping	—	31	67	477
Real estate taxes	—	89	151	822
Marketing, insurance and other	—	77	146	535
Depreciation of real estate assets	—	549	741	2,378
Total operating expenses	—	888	1,399	5,523

INCOME (LOSS) FROM OPERATIONS	—	(601)	(471)	1,122

OTHER EXPENSE:
Interest expense	—	(292)	(450)	(2,696)
Amortization of deferred financing costs	—	(14)	(18)	(95)
Early extinguishment of debt	—	(301)	—	(719)
Total other expense	—	(607)	(468)	(3,510)

LOSS BEFORE MINORITY INTERST, GAIN ON SALE OF REAL ESTATE ASSETS	—	(1,208)	(939)	(2,388)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	—	321	246	644

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	—	(887)	(693)	(1,744)
GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	14	8,292	4,472	40,658
INCOME FROM DISCONTINUED OPERATIONS	$14	$7,405	$3,779	$38,914

5.	NOTES PAYABLE

Roberts Realty has four types of debt: an unsecured line of credit; mortgage notes secured by some of its operating properties; construction/permanent loans secured by other real estate assets; and land loans incurred to purchase undeveloped land. These loans are summarized below. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor.

Line of Credit. Roberts Realty has a $2,000,000 unsecured line of credit, which expires August 1, 2006, to provide funds for short-term working capital purposes. At September 30, 2005, there were no borrowings under the line of credit.

Mortgage Notes. The mortgage notes payable secured by some of Roberts Realty’s operating properties at September 30, 2005 and December 31, 2004 were as follows:

		Fixed Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	9/30/05	9/30/05	12/31/04
Addison Place Townhomes	11/15/09	6.95%	$8,960,000	$9,056,000
Addison Place Apartments	05/01/16	6.35%	20,913,000	22,130,000
Grand Pavilion Shopping Center	07/11/13	5.43%	6,987,000	—
Bassett Shopping Center	10/01/19	8.47%	2,715,000	—
Total			$39,575,000	$31,186,000

On May 1, 2000, the operating partnership closed a $22,500,000 loan from Wachovia Bank secured by the Addison Place Apartments community. This loan was scheduled to mature on May 10, 2005. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC and, using proceeds from the new loan along with cash on hand, repaid the balance of the Wachovia Addison Place Apartments loan. (There were no prepayment penalties to repay the Wachovia Bank loan or the related swap agreement.) The lender assigned the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in June 2005. Roberts Realty guaranteed the operating partnership’s obligations under the loan documents. The loan matures on May 1, 2016 and bears a fixed interest rate of 6.35% through April 30, 2015 using a 30-year amortization schedule. For the final year, the interest rate will float at 250 basis points over a Freddie Mac index.

On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323 square foot retail center, and assumed $6,987,000 in 5.43% fixed-rate debt that matures July 11, 2013. On September 30, 2005, Roberts Realty purchased Bassett Shopping Center, a 19,949 square foot retail center, and assumed $2,715,000 in 8.47% fixed-rate debt that matures October 1, 2019.

Real estate assets having a combined depreciated cost of $48,700,000 served as collateral for the outstanding mortgage debt at September 30, 2005.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date until May 28, 2006. At September 30, 2005, $4,000,000 was drawn on the loan.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points and matures on April 30, 2006. At September 30, 2005, $6,364,000 was drawn on the loan.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan with Wachovia Bank (as amended on January 19, 2005) to fund portions of the purchase prices of an 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia, 29.5 acres of undeveloped land located on Westside Parkway in Alpharetta, Georgia, and 9.8 acres of undeveloped land located on Peachtree Dunwoody Road in Atlanta, Georgia. Roberts Realty repaid $5,800,000 on January 31, 2005 and $7,769,500 on February 17, 2005, leaving a balance of $6,842,500, and the lender released the Peachtree Parkway land as collateral as provided in the loan documents. The loan was secured by the land and bore interest at the 30-day LIBOR rate plus 185 basis points. Although the loan was scheduled to mature on December 29, 2005, Roberts Realty prepaid the loan on September 27, 2005 without penalty as explained in the following paragraph.

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to the company’s Westside land purchased in December 2004, increasing its total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000 loan with Compass Bank secured by its investment in Westside. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 27, 2008. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above.

On September 29, 2005, Roberts Realty closed a $3,335,000 loan with Bank of North Georgia secured by a 22.1 acre tract of undeveloped land located in Cumming, Georgia. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 29, 2008. Roberts Realty used the proceeds from the loan to fund additional property as described in Note 12 - Subsequent Event.

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

Roberts Realty generally enters into fixed rate debt instruments for its completed apartment communities. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty entered into an interest rate swap agreement to fix the interest rate on its Addison Place Apartments mortgage loan with Wachovia (see Note 5 - Notes Payable). At December 31, 2004, the liability relating to the estimated fair value of the swap was $436,000, which resulted in a decrease in shareholders’ equity of $320,000 (accumulated other comprehensive income), net of minority interest of $116,000. The swap agreement was scheduled to expire May 10, 2005, the loan’s scheduled maturity date. The swap agreement was designated as a cash flow hedge and, accordingly, was recorded at fair value in the consolidated balance sheets, and the related gains or losses were deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements were recognized as adjustments to interest related to the designated debt. Any ineffective portions of cash flow hedges were recognized immediately in earnings. Roberts Realty held the interest rate swap arrangement and related debt agreement for the Addison Place Apartments mortgage loan until April 19, 2005, when it refinanced the mortgage loan and paid off the unamortized balance of the related swap agreement.

7.	RELATED PARTY TRANSACTIONS

Roberts Realty has engaged the Roberts Companies to perform services for the operating partnership. The Roberts Companies developed and constructed all of Roberts Realty’s existing communities.

Design and Development Agreements with Roberts Properties. From time to time, Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. On April 14, 2005, Roberts Realty entered into design and development agreements with Roberts Properties relating to the Peachtree Parkway property and the North Springs property (formerly referred to as the Peachtree Dunwoody property). On August 4, 2005, Roberts Realty entered into a design and development agreement with Roberts Properties relating to the Cumming, Georgia property. At September 30, 2005, the remaining commitments under design and development contracts were $2,025,000 as summarized in the following table.

	Total Contract Amount	Total Amount Incurred through 9/30/05	Remaining Contractual Commitment

North Springs	$1,780,000	$1,187,000	$593,000
Peachtree Parkway	1,460,000	798,000	662,000
Cumming, Georgia	770,000	—	770,000
	$4,010,000	$1,985,000	$2,025,000

Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. Roberts Construction began construction on the 39,205 square foot Addison Place Shops retail center before Roberts Realty purchased the property, and in 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction to finish the construction. Prior to 2004, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction for the Ballantyne Place residential community in Charlotte, North Carolina. At September 30, 2005 and December 31, 2004, the amounts due to Roberts Construction related to these projects are summarized in the following table:

	September 30, 2005	December 31, 2004

Addison Place Shops	$—	$405,000
Ballantyne Place	—	248,000

Total	$—	$653,000

The following table provides additional information about the Addison Place Shops construction contract:

	Estimated Total Contract Amount	Total Amount Incurred through 9/30/05	Estimated Remaining Contractual Commitment

Addison Place Shops	$4,624,000	$4,568,000	$56,000

On April 14, 2005, Roberts Realty entered into cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the North Springs property. On August 4, 2005, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Cumming, Georgia property. Roberts Realty is in the process of estimating the construction costs for these construction projects. When that process is completed, Roberts Realty’s SEC reports will include information about those contracts of the nature reported for the Addison Place Shops in the table above.

Office Building Leases. Roberts Realty entered into leases for office space on the third floor of the Northridge office building with Roberts Properties and Roberts Construction for a total of $4,200 per month for the period of June 1, 2004 to August 31, 2004; for a total of $5,250 per month for the period of September 1, 2004 to December 31, 2004; and for a total of $5,950 per month for the period of January 1, 2005 to March 31, 2005. At March 31, 2005, the leases converted to a month-to-month basis with the rental rate and all other terms remaining unchanged. Roberts Realty intends to negotiate longer-term leases with Roberts Properties and Roberts Construction.

8.	COMMITMENTS AND CONTINGENCIES

On May 31, 2005, Roberts Realty sold its Ballantyne Place residential community for a total price of $37,940,000, and elected to treat the sale as a Section 1031 tax-deferred exchange. As of September 30, 2005, Roberts Realty had acquired $23,664,000 of replacement property, and $8,371,000 of replacement property subsequent to September 30, 2005, as outlined in Note 12, Subsequent Event, for combined purchase prices of $32,035,000. Roberts Realty has until November 23, 2005 to acquire additional qualifying properties to complete the Section 1031 tax-deferred exchange.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on Roberts Realty’s financial position or results of operations.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2005.

See Note 7 for information about commitments under construction contracts with the Roberts Companies.

9.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended September 30, 2005 and September 30, 2004, a total of 12,409 and 12,024 operating partnership units, respectively, were exchanged for an equal number of shares. During the nine months ended September 30, 2005 and September 30, 2004, a total of 30,777 and 83,901 partnership units, respectively, were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.

Dividends and Distributions. On June 18, 2004, Roberts Realty paid a special distribution of $4.50 per share/unit to shareholders/unitholders of record on June 14, 2004. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.

Acquisition and Sale of Treasury Shares. As of December 31, 2004, Roberts Realty had acquired 362,588 shares at a cost of $2,764,000 in accordance with its repurchase program previously approved by its board of directors. These shares were acquired over a 2 ½ year period between October 1998 and April 2001. On June 21, 2005, Roberts Realty sold these shares, in a private offering, to Mr. Roberts and Mr. Wm. Jarell Jones, a director. Proceeds from the issuance totaled $2,901,000.

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income - basic	$(696)	$6,887	$1,831	$37,776
Minority interest of unitholders in the operating partnership	(265)	2,478	633	13,972

Net income - diluted	$(961)	$9,365	$2,464	$51,748

Weighted average shares - basic	5,692,380	5,299,475	5,457,315	5,271,219
Dilutive securities - weighted average units	1,884,535	1,921,755	1,891,176	1,950,774
Weighted average shares - diluted (effect of operating partnership units)	7,576,915	7,221,230	7,348,491	7,221,993

10.	SEGMENT REPORTING

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities, retail centers and office buildings, all of which are currently located in Georgia. In addition to several unimproved parcels currently under development or held for investment, Roberts Realty owns two apartment communities totaling 403 residential units, two retail centers totaling 82,272 square feet, a 42,090 square foot retail center located adjacent to its Addison Place apartment community in its lease-up phase and a 39,907 square foot office building also in its lease-up phase. Roberts Realty manages and evaluates the performance of each of its properties on an individual basis and does not report the performance of its properties, nor allocate resources, through separate operating segments. Roberts Realty has aggregated its properties into one reportable segment that comprises 100% of its revenue. At September 30, 2005, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

11.	COMPREHENSIVE INCOME

Roberts Realty’s comprehensive income, which consists of net income and the change in the fair value of the swap contract payable, is calculated as follows (dollars in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(696)	$6,887	$1,831	$37,776
Change in the fair value of the swap contract payable, net of minority interest	—	221	320	1,796

Total comprehensive income (loss)	$(696)	$7,108	$2,151	$39,572

12.	SUBSEQUENT EVENT

On August 1, 2005, Roberts Properties entered into an agreement to purchase Spectrum at the Mall of Georgia, a 30,050 square foot retail center in Gwinnett County, Georgia, for $8,500,000. The contract required the purchaser to assume the existing loan, which has a fixed interest rate of 5.68% and is scheduled to mature on May 1, 2014. At the date of the contract, the loan had a balance of $5,328,000. On September 14, 2005, the contract was amended to reduce the purchase price to $8,371,000. On October 27, 2005, Roberts Properties assigned the purchase contract to Roberts Realty, and Roberts Realty acquired the property under the terms of the purchase agreement. At closing, the loan had a balance of $5,306,000. The acquisition was part of a Section 1031 tax-deferred exchange from the May 31, 2005 sale of Roberts Realty’s Ballantyne Place community.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This report contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,”“estimate,”“anticipate,”“believe” and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See “Disclosure Regarding Forward-Looking Statements” at the end of this Item for a description of some of the important factors that may affect actual outcomes.

Overview

We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of September 30, 2005, we owned a 75.2% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.

As of the date of this report, we own the following properties:

Residential

•
Addison Place, a 403-unit, multifamily community consisting of the 118-unit Addison Place Townhomes and the 285-unit Addison Place Apartments in Alpharetta, Georgia. As of September 30, 2005, Addison Place had a physical occupancy rate of 94.4%.

Retail

•	Grand Pavilion, a 62,323 square foot retail center located in Alpharetta, Georgia that is 88% leased.

•	Bassett Shopping Center, a 19,949 square foot retail center located across from the Mall of Georgia in Gwinnett County that is 100% leased.

•	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located across from the Mall of Georgia in Gwinnett County that is 83% leased.

•
Addison Place Shops, a 39,205 square foot retail center located at the entrance to our Addison Place apartment community in Alpharetta, Georgia that is in lease-up. We have completed construction of this retail center except for the interior tenant finish. As of September 30, 2005, Addison Place was 2.4% leased.

Office

•
A 37,864 square foot office building in lease-up in Atlanta, Georgia, (sometimes referred to in this report as the Northridge office building). We occupy a portion of one floor of the building as our corporate headquarters, and we have entered into month-to-month leases for the remaining space on that floor with Roberts Properties and Roberts Construction.

Property under Development

•
A 10.9-acre site adjacent to our Northridge office building, currently in the planning and design phase, on which we intend to build a 220-unit apartment community (referred to in this report as the Northridge community).

•
An 82% undivided interest in 23.6 acres of undeveloped land, currently in the planning and design phase, that is zoned for 292 residential units located on Peachtree Parkway in Gwinnett County, Georgia.

•
A 9.8-acre tract of undeveloped land (the North Springs property), currently in the planning and design phase, that is zoned for 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space located on Peachtree Dunwoody Road in Atlanta, Georgia.

•	A 22.1-acre tract of undeveloped land, currently in the planning and design phase, in Cumming, Georgia, north of metropolitan Atlanta, zoned for 154 residential units.

•	A 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend either to sell or to develop.

Investment Property

•
44.0 acres of undeveloped land zoned for 326 residential units and a density of 500,000 square feet for a university education center located on Westside Parkway in Alpharetta, Georgia. We also own a right of first refusal to acquire an adjacent seven-acre parcel zoned for 105 residential units.

Recent Developments

Selection of Independent Registered Public Accounting Firm. On June 8, 2005, Deloitte & Touche LLP advised us that they intended to resign as our independent registered public accounting firm, effective upon conclusion of their review of our interim financial information for the quarter ended June 30, 2005. Our audit committee commenced a search for a firm to succeed Deloitte & Touche, and on August 12, 2005, they selected Reznick Group as our independent registered public accounting firm.

Sale of Ballantyne Place and Reinvestment of Net Proceeds. On May 31, 2005, we sold our 319-unit Ballantyne Place apartment community for $37,250,000 through a Section 1031 tax-deferred exchange, with the buyer paying an additional $690,000 to reimburse us for a previously paid loan commitment fee, resulting in a total price of $37,940,000 or $118,934 per residential unit. The gain on sale was $4,472,000, net of minority interest of $1,553,000, and the sales proceeds, net of mortgage debt and closing-related expenses, were approximately $14,316,000.

In June 2005, we used a portion of the proceeds from the Ballantyne Place sale to fund the purchase of 14.5 acres of undeveloped land zoned for 217 residential units adjacent to the 29.48 acres on Westside Parkway in the North Atlanta submarket of Alpharetta we purchased on December 29, 2004.

On July 29, 2005, Roberts Properties entered into an agreement to purchase approximately 22 acres of undeveloped land in Cumming, Georgia, north of metropolitan Atlanta, for $4,760,000 in cash. On August 4, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement. We financed the purchase with cash proceeds from the Ballantyne Place sale. The property is zoned for 154 residential units. In conjunction with the purchase, we entered into a design and development agreement with Roberts Properties and a construction contract with Roberts Properties Construction, Inc. (“Roberts Construction”), which is wholly owned by Mr. Roberts. Terms of these agreements include a fee of $5,000 per residential unit for design and development services and cost plus 10% (5% for overhead and 5% for profit) for construction services. (For a more detailed description of these agreements along with copies of them, please see our current report on Form 8-K dated August 3, 2005.)

On July 22, 2005, Roberts Properties entered into an agreement to purchase Grand Pavilion, a 62,323 square-foot retail center in Alpharetta, Georgia for $10,900,000. On September 16, 2005, the contract was amended to reduce the purchase price to $10,809,200. On September 29, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement. We financed the purchase with a combination of cash and assumed debt in the amount of $6,987,000.

On August 8, 2005, Roberts Properties entered into an agreement to purchase Bassett Shopping Center, a 19,949 square-foot retail center in Buford, Georgia for $4,800,000. On August 26, 2005, the contract was amended to reduce the purchase price to $4,782,000. On September 30, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement. We financed the purchase with a combination of cash and assumed debt in the amount of $2,715,000.

On August 1, 2005, Roberts Properties entered into an agreement to purchase Spectrum, a 30,050 square-foot retail center in Buford, Georgia for $8,500,000. On October 27, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement. We financed the purchase with a combination of cash and assumed debt in the amount of $5,306,000.

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

Substantial Effects of Apartment Sales on Future Operating Results. We have accounted for the operations of the seven communities we sold in 2004 and 2005 as discontinued operations for the three and nine months ended September 30, 2005 and September 30, 2004. Accordingly, this Item 2 focuses on the continuing operations of our remaining properties. Investors should take the sale of these communities into account in reviewing this report. The results of operations of these apartment communities are material to the overall results reflected and discussed in this report. For more detail regarding the effects of these sales, see (a) Anticipated Effects of Sales of Apartment Communities on our Future Results of Operations, and (b) Liquidity and Capital Resources below.

Trends

Combining the residential units and office and retail square footage we can build on the recently acquired properties, our Addison Place community, our retail and office properties, and our projects under development, we have a total of 1,751 residential units, and 925,000 square feet of office and retail space, that we own or may develop. Taking into account our investment in our existing communities and undeveloped land, as well as estimates of what it would cost to develop and construct the real estate projects for which our undeveloped properties are zoned, these real estate projects would represent an aggregate investment of more than $350 million. We cannot provide any assurance that we will be able to raise the capital needed to complete all of these development projects, although we can control the pace of development and construction. See Liquidity and Capital Resources below.

In Atlanta, our current market, sluggish job growth in 2004 and historically low mortgage interest rates have contributed to lower demand for apartments, while the supply of multifamily units has increased. To maintain our physical occupancy we offered residents incentives in the form of rent concessions, which result in decreased revenues and income from operations. Although job growth and demand for apartments increased in 2005, we expect rental concessions to continue for the foreseeable future. We expect concessions to begin decreasing, although we cannot predict how rapidly or to what level they may decrease with any degree of certainty.

We are currently experiencing negative operating cash flow as a result of selling the seven residential communities totaling 1,610 units in 2004 and 2005 while making distributions to shareholders of $4.50 per share. We have two properties in lease-up, five properties in the planning and design phase, and one parcel of undeveloped land held for investment. In total, we have approximately $62.9 million invested in these properties, which are currently producing minimal cash flow.

As described above, we sold our Ballantyne Place community in May 2005 for $37,940,000 and elected to treat the sale as a Section 1031 tax-deferred exchange. Proceeds from the sale were approximately $14,316,000. As of the date of this report, we have acquired $32,035,000 of replacement properties. We expect to acquire one more property that will complete our exchange prior to the end of the exchange period. We expect these acquisitions, along with successful leasing efforts at our existing retail center and our Northridge office building, to contribute positive cash flow and help reduce our current operating deficit.

We have paid no regular quarterly dividends since the third quarter of 2001. We presently have no plans to resume paying regular quarterly dividends. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.

Results of Operations

The comparisons below do not include the results of our discontinued operations that are reflected as income from discontinued operations in the accompanying consolidated statements of operations.

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Net loss from continuing operations increased by $(221,000) from $(724,000) for the three months ended September 30, 2004 to $(945,000) for the three months ended September 30, 2005. An explanation of the major variances between the three months ended September 30, 2004 and the three months ended September 30, 2005 is included below.

Total operating revenues increased $58,000, or 4.6% from $1,276,000 for the three months ended September 30, 2004 to $1,334,000 for the three months ended September 30, 2005. The increase in operating revenues is due primarily to a $37,000 increase in revenues at our Addison Place community, due to an increase in economic occupancy, and rental revenues of $18,000 recognized on our Northridge office building, which became operational in the third quarter of 2004.

Property operating expenses increased $26,000, or 4.6% from $569,000 for the three months ended September 30, 2004 to $595,000 for the three months ended September 30, 2005. The increase is due primarily to increased operating expenses at our Addison Place Shops retail center which became operational in June 2005. Expenses also increased at our Addison Place community and we experienced an increase in property tax expense due to the acquisition of additional parcels of land.

General and administrative expense decreased $67,000, or 16.0% from $418,000 for the three months ended September 30, 2004 to $351,000 for the three months ended September 30, 2005. This decrease is due primarily to a decrease in the level of staffing as a result of selling our seven residential communities in 2004 and 2005.

Depreciation expense increased $62,000, or 13.7% from $453,000 for the three months ended September 30, 2004 to $515,000 for the three months ended September 30, 2005. This increase is due primarily to the Addison Place Shops retail center, which we began depreciating in the second quarter of 2005 as construction of this property was completed in June 2005.

Interest expense increased $99,000, or 15.6% from $635,000 for the three months ended September 30, 2004 to $734,000 for the three months ended September 30, 2005. The increase is due to the Addison Place Shops retail center, for which we began expensing interest in June 2005, rather than capitalizing interest as construction of this property was completed, and the land loan for the three undeveloped parcels purchased in December 2004 and January 2005.

Other expense for the three months ended September 30, 2005 includes the settlement of a threatened legal claim for damages suffered as a result of termination of an early rate lock on our Ballantyne Place refinancing.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Net loss from continuing operations increased by $(1,063,000) from $(1,559,000) for the nine months ended September 30, 2004 to $(2,622,000) for the nine months ended September 30, 2005. An explanation of the major variances between the nine months ended September 30, 2004 and the nine months ended September 30, 2005 is included below.

Total operating revenues increased $231,000, or 6.2% from $3,758,000 for the nine months ended September 30, 2004 to $3,989,000 for the nine months ended September 30, 2005. The increase in operating revenues is due primarily to a $187,000 increase in revenues of at our Addison Place community, due to an increase in economic occupancy, and rental revenues of $54,000 recognized on our Northridge office building in 2005, which became operational in the third quarter of 2004.

Property operating expenses increased $255,000, or 18.0% from $1,420,000 for the nine months ended September 30, 2004 to $1,675,000 for the nine months ended September 30, 2005. The increase is due primarily to increased operating expenses at our Northridge office building, which became operational in the third quarter of 2004, and our Addison Place Shops retail center, which became operational in June 2005. Expenses also increased at our Addison Place community and we experienced an increase in property tax expense due to the acquisition of additional parcels of land.

General and administrative expense decreased $92,000, or 7.2% from $1,281,000 for the nine months ended September 30, 2004 to $1,189,000 for the nine months ended September 30, 2005. This decrease is due primarily to a decrease in the level of staffing as a result of selling our seven residential communities in 2004 and 2005.

Depreciation expense increased $176,000, or 14.2% from $1,243,000 for the nine months ended September 30, 2004 to $1,419,000 for the nine months ended September 30, 2005. This increase is due primarily to the Northridge office building, which we began to depreciate in September 2005, and the Addison Place Shops retail center, which we began to depreciate in June 2005.

Interest expense increased $447,000, or 24.7% from $1,809,000 for the nine months ended September 30, 2004 to $2,256,000 for the nine months ended September 30, 2005. The increase is due to the Northridge office building and the Addison Place Shops retail center, for which we began expensing interest in September 2004 and June 2005, respectively, and the land loan for the three undeveloped parcels purchased in December 2004 and January 2005.

Other expense (legal settlement) for the three months ended September 30, 2005 includes the payment of a one-time legal settlement of $150,000 as compared to the recovery of a legal settlement of $340,000 in the nine months ended September 30, 2004.

Anticipated Effects of Sales of Apartment Communities on our Future Results of Operations

As described above, we sold seven apartment communities in 2004 and 2005. These sales have affected and will continue to affect our future results of operations generally as follows:

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

Reduction in Number of Employees and Associated Costs. The number of employees has decreased from approximately 44 to approximately 11, and our related costs have decreased materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses has been materially less than the percentage of our revenues represented by the communities we sold.

Liquidity and Capital Resources

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Cash and cash equivalents decreased $17,937,000 during the nine months ended September 30, 2005 compared to an increase of $22,502,000 during the nine months ended September 30, 2004. The change is due to a decrease in cash provided by investing activities of $141,217,000, offset by a decrease in cash used in financing activities of $119,737,000 and a decrease in cash used in operating activities of $2,475,000, as described in more detail below.

In the past, a primary source of our liquidity has been cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. The sale of seven apartment communities during 2004 and 2005 resulted in a decrease in operating revenues to a level that is less than operating expenses. We have invested the proceeds from the St. Andrews at the Polo Club sale and the Ballantyne Place sale in undeveloped land and retail centers. The undeveloped land will not generate operating cash flow until the land is developed and leased. Although the retail centers that we acquired in September and October 2005 are now generating cash flow, they had no effect on our operating cash flow for the nine months ended September 30, 2005.

Net cash used in operating activities decreased $2,475,000 from using $3,062,000 of cash during the nine months ended September 30, 2004 to using $587,000 of cash during the nine months ended September 30, 2005. The decrease is due primarily to the sale of the seven apartment communities during 2004 and 2005.

Net cash provided by investing activities decreased $141,217,000 from providing $134,584,000 during the nine months ended September 30, 2004 to using $6,633,000 during the nine months ended September 30, 2005. This decrease is attributable primarily to the difference between net cash proceeds from the sales of six residential communities in 2004 compared to the sale of one community in 2005. In addition, we acquired $43,364,000 in real estate assets in the nine months ended September 30, 2005 as compared to $6,765,000 in the nine months ended September 30, 2004.

Net cash used in financing activities decreased $119,737,000 from using $109,020,000 during the nine months ended September 30, 2004 to using $10,717,000 during the nine months ended September 30, 2005. The increase is due primarily to the following:

(a)	our property sales in 2004 and 2005, which resulted in a net reduction of debt of $74,857,000 in 2004 and $22,471,000 in 2005;

(b)	$9,702,000 in mortgage notes payable used to finance our retail acquisitions in September 2005;

(c)	$20,765,000 in land loan proceeds used to acquire three land acquisitions in 2004 and 2005;

(d)	$2,901,000 in proceeds from the sale of stock in June 2005; and

(e)	a payment of $32,429,000 in a special distribution during June 2004 with no corresponding distributions in 2005;

partially offset by:

(f)	$20,413,000 used to pay down the Wachovia Bank land loan in 2005.

We have not paid regular quarterly dividends since the third quarter of 2001 and presently have no plans to resume paying regular quarterly dividends. We anticipate paying distributions from time to time out of the proceeds of property sales only if we need to do so to maintain our status as a REIT for federal income tax purposes.

In addition to experiencing lower operating revenues because we no longer own seven apartment communities, we have two properties in lease-up, four properties in the planning and design phase and one parcel of undeveloped land held for investment. In total, we have invested approximately $62.9 million in these seven properties that are currently producing minimal cash flow.

Anticipated Effects of Sales of Apartment Communities on our Liquidity and Capital Resources

As described above, we sold six apartment communities in 2004 and one community in May 2005. The sale of these seven properties has had a significant effect on our liquidity and capital resources. Operating revenues have decreased to a level that is less than our operating and other continuing expenses. As a result, we are currently experiencing negative operating cash flow. We have replaced some of our operating revenues and operating cash flows by acquiring the retail centers in September and October of 2005 with proceeds from our Ballantyne Section 1031 tax-deferred exchange. We also expect the lease-up of our Addison Place Shops and our Northridge office building to increase our operating revenues and operating cash flow. There can be no assurance, however, that either of these initiatives will generate enough revenues and cash flow to cover our operating and other continuing expenses.

Debt Summary

The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at September 30, 2005 and its scheduled balance at maturity, interest rate, maturity date, and monthly principal and interest payment. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the following table.

ROBERTS REALTY INVESTORS, INC.

DEBT SUMMARY SCHEDULE
(Listed in order of maturity) September 30, 2005

	Lender	Interest Terms	Interest Rate (1)	Maturity Date	Balance at Maturity	Monthly Payment	Current Balance

Addison Place Shops (2)	Compass Bank	LIBOR plus 185 b.p.	5.71	04/30/06	$6,500,000	Interest only	$6,364,000

Northridge Office Building (3)	Bank of North Georgia	LIBOR plus 200 b.p.	5.86	05/28/06	4,000,000	Interest only	4,000,000

Revolving $2 Million Line of Credit (3)	Compass Bank	LIBOR plus 175 b.p.	5.61	08/01/06	—	Interest only	—

Westside Land Loan (3)	Compass Bank	LIBOR plus 175 b.p.	5.61	8/27/08	6,480,000	Interest only	6,480,000

Cumming Land Loan (3)	Bank of North Georgia	LIBOR plus 175 b.p.	5.61	8/29/08	3,335,000	Interest only	3,335,000

Addison Place Townhomes (4)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,387,000	$62,885	8,960,000

Grand Pavilion Shopping Center (5)	LaSalle Bank	Fixed-rate permanent	5.43	07/11/13	5,931,000	40,565	6,987,000

Addison Place Apartments	Freddie Mac	Fixed-rate permanent	6.35	05/01/15	17,736,000	130,669	20,913,000

Bassett Shopping Center (5)	LaSalle Bank	Fixed-rate permanent	8.47	10/01/19	1,765,000	21,853	2,715,000

Totals					$54,134,000		$59,754,000

(1)	The interest rate shown for variable-rate debt is as of September 30, 2005.

(2)	This loan has an interest rate floor of 3.50%.

(3)	Each of these loans has an interest rate floor of 3.75%.

(4)
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

(5)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves.

In addition to the loans described above, the loan secured by our Spectrum at the Mall of Georgia retail center, which we acquired on October 27, 2005, is described as follows:

	Lender	Interest Terms	Interest Rate (1)	Maturity Date	Balance at Maturity	Monthly Payment	Current Balance

Spectrum an the Mall of Georgia (5)	LaSalle Bank	Fixed-rate permanent	5.68	05/01/14	4,480,000	31,273	5,306,000

Debt Maturities

Our existing loans will require balloon payments, in addition to monthly principal amortization, coming due over the years 2006 to 2019 as summarized below:

Debt Maturity Schedule at September 30, 2005

Year	Aggregate Balloon Payments	Applicable Communities or Properties

2006	$10,500,000	Addison Place Shops, Northridge Office Building
2008	9,815,000	Westside and Cumming Land Loans
2009	8,387,000	Addison Place Townhomes
2013	5,931,000	Grand Pavilion Shopping Center
2015	17,736,000	Addison Place Apartments
2019	1,765,000	Bassett Shopping Center

Total	$54,134,000

Short-Term Debt

Unsecured Line of Credit. We have a $2,000,000 unsecured line of credit that matures August 1, 2006 to provide funds for short-term working capital purposes. At September 30, 2005, there were no borrowings under this line of credit.

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

Land Loans

On December 29, 2004, we closed a $20,412,000 loan with Wachovia Bank (as amended on January 19, 2005) to fund portions of the purchase prices of an 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia, 29.5 acres of undeveloped land located in Alpharetta, Georgia, and a 9.8-acre site of undeveloped land located on Peachtree Dunwoody Road in Atlanta, Georgia. We repaid $5,800,000 on January 31, 2005 and $7,769,500 on February 17, 2005, leaving a balance of $6,842,500, and the lender released the Peachtree Parkway land as collateral as provided in the loan documents. The loan was secured by the land and bore interest at the 30-day LIBOR rate plus 185 basis points. Although the loan was scheduled to mature on December 29, 2005, we prepaid the loan on September 29, 2005 without penalty as explained in the following paragraph.

On June 30, 2005, we acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to our Westside land purchased in December 2004, increasing our total investment in Westside to 44.0 acres. On September 27, 2005, we closed a $6,480,000 loan with Compass Bank secured by our investment in Westside. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 27, 2008. We used the proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above.

On September 29, 2005, we closed a $3,335,000 loan with Bank of North Georgia secured by our 22.1 acre tract of undeveloped land located in Cumming, Georgia. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 29, 2008. We used the proceeds from this loan to fund our acquisition of the Spectrum at the Mall of Georgia retail center on October 27, 2005.

Long-Term Debt

With respect to the remaining debt, we anticipate that we will repay only a small portion of the principal of that indebtedness before maturity and that we will not have funds on hand sufficient to repay that indebtedness at maturity. We currently intend to refinance our maturing debt through debt financing collateralized by mortgages on individual properties, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.

Floating Rate Debt

Some of our loans bear interest at floating rates. These loans, which had an aggregate outstanding balance of $20,179,000 at September 30, 2005, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Increases in LIBOR, as have occurred recently, have increased our interest expense and may do so in the future. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $202,000 per year and adversely affect our liquidity and capital resources to that degree.

Contractual Commitments

We enter into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction that relate to the design, development and construction of real estate assets. At September 30, 2005, the remaining commitments under design and development contracts with Roberts Properties were $2,025,000 as summarized in the following table.

	Total Contract Amount	Total Amount Incurred through 9/30/05	Remaining Contractual Commitment

North Springs	$1,780,000	$1,187,000	$593,000
Peachtree Parkway	1,460,000	798,000	662,000
Cumming, Georgia	770,000	—	770,000
	$4,010,000	$1,985,000	$2,025,000

From time to time, we enter into construction contracts with Roberts Construction. We have an estimated remaining commitment of $56,000 to Roberts Construction under a cost plus 5% construction contract for the Addison Place Shops. We have entered into cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway, North Springs and Cumming, Georgia properties. We are in the process of estimating the construction costs for these construction projects.

We plan to fund the remaining contractual commitment for the Addison Place Shops from the remaining amounts available to be borrowed under the construction loan secured by the property. We plan to fund the commitments remaining on the North Springs, Peachtree Parkway and Cumming properties by either construction loans or working capital.

We anticipate that aggregate operating revenues will not be adequate to provide short-term (12 months) liquidity for the payment of operating expenses, interest and scheduled amortization of principal on our notes payable. We intend to use working capital to meet our short-term liquidity requirements.

Our sale of seven apartment communities and the reinvestment of part of the proceeds from those sales into undeveloped land and retail centers have substantially altered our asset mix. Before these sales, our assets were primarily stabilized apartment communities. Currently, our assets include a mix of residential, retail and office properties and a much larger percentage of residential, retail and office properties that we intend to develop, construct and lease up. We currently have 1,022 residential units and 266,000 square feet of office and retail space in various phases of development. We expect to obtain the capital required to complete these developments, and to repay maturing debt, from the proceeds of construction and permanent loans, and if necessary, from the sale of properties. We cannot presently quantify with any precision the amount and timing of our long-term capital needs for development, but the amount we need will be substantial. We cannot provide any assurance that we will be able to raise the capital needed to complete our development projects as we intend, although we can control the pace of development and construction to a certain degree.

Stock Repurchase Plan

Our board of directors authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and had authority to repurchase an additional 37,412 shares. In June 2005, we sold these shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director.

Inflation

Substantially all apartment leases are for an initial term of not more than 12 to 14 months and thus may enable us to seek increases in rents after the expiration of each lease. Retail and office leases typically include an escalation factor that provides for annual rents to increase by a percentage. We believe that the short-term nature of the apartment leases and the escalations provided for in our commercial leases reduces our risk of the adverse effects of inflation.

We have several projects under development and expect to begin construction on one or more of these projects in the first quarter of 2006. Because these development projects may take several years to complete, inflation could increase the cost of construction and require us to borrow additional funds, which may reduce the rate of return on our equity.

Supplemental Disclosure of Funds From Operations

Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of property and non-recurring items, plus real estate related depreciation and amortization. We believe that FFO is an important measure of our operating performance. We believe that FFO provides useful information to investors because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare one equity REIT with another on the basis of operating performance. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (loss) (determined in accordance with GAAP). The following table reconciles net income (loss) to FFO (dollars in thousands, unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$(696)	$6,887	$1,831	$37,776
Minority interest of unitholders - continuing operations	(235)	(206)	(674)	(421)
Minority interest of unitholders - discontinued operations	(30)	(321)	(246)	(644)
Gain on sale of real estate assets	14	(8,292)	(4,472)	(40,658)
Depreciation expense - continuing operations	515	453	1,419	1,243
Depreciation expense - discontinued operations	—	549	741	2,378
Funds from operations	$(432)	$(930)	$(1,401)	$(326)
Weighted average shares and units outstanding	7,576,915	7,221,230	7,348,491	7,221,993

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2004. Because we are in the business of owning, operating, and developing apartment communities and other commercial properties, our critical accounting policies relate to cost capitalization, asset impairment evaluation, and derivatives and hedging activities. The following is a summary of our overall accounting policy in this area.

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

We capitalize direct costs associated with the development and construction of our operating properties. We expense all internal costs associated with the acquisition of operating our residential and commercial properties to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” for our real estate assets. During development and construction, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the construction of the asset becomes substantially complete and the property becomes available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the space available for occupancy, and what rent levels we achieve. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.

Asset Impairment Evaluation

We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. At September 30, 2005, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

Derivatives and Hedging Activities

Once a property is complete, we generally enter into a fixed rate debt instrument secured by the property. In other situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into an interest rate swap agreement to effectively fix the variable interest rate on the loan from Wachovia Bank secured by the Addison Place Apartments. As noted above in Recent Developments - Refinancing of Addison Place Apartments, we have refinanced that loan with a new loan that bears interest at a fixed rate.

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

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans for operations and growth, including development and construction of new real estate projects in our existing markets and elsewhere in the Southeast. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. These risks include the following:

•
We expect that our overall business will continue to operate at a loss as we execute our planned development and construction program and that we will use, rather than generate, net cash in our operating activities through the end of 2006 or until our development projects are constructed and leased. If these losses persist for longer than we expect, our cash position and financial position could be materially and adversely affected.

•
We currently have 1,022 residential units and 266,000 square feet of office and retail space in various phases of development. We cannot presently quantify with any precision the amount and timing of our long-term capital needs for development, but the amount we need will be substantial. We cannot provide any assurance that we will be able to raise the capital needed to complete our development projects as we intend.

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

•
We have approximately $20,179,000 in debt at September 30, 2005 that bears interest at variable interest rates, and if interest rates were to increase, our cash position and financial position could be materially and adversely affected.

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

•
If we are unable to complete our Section 1031 tax-deferred exchange as planned, we would be required to make a distribution to shareholders or to pay taxes that may require a substantial cash outlay, which could adversely affect our financial position.

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

We have approximately $20,179,000 in debt at September 30, 2005 that bears interest at variable interest rates. An increase of 1% in the interest rates on these loans would increase our interest expense by approximately $202,000 per year.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting on August 16, 2005. Shareholders were asked to vote to elect two directors to serve three-year terms. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.

Both of management’s nominees for directors as listed in the proxy statement were elected with the following votes (there were 30,065 abstentions and no broker non-votes):

	Votes For	Votes Withheld
Wm. Jarell Jones	4,567,951	1,088,696
Dennis H. James	4,567,951	1,088,696

Our articles of incorporation require the board of directors to be divided into three classes. The terms of office of Mr. Charles S. Roberts and Mr. Charles R. Elliott expire at the annual meeting in 2006, and the terms of office of Mr. Ben A. Spalding and Mr. James M. Goodrich expire at the annual meeting in 2007. Those directors continue in office.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.    Description

10.1
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Cumming, Georgia property, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

10.2
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Cumming, Georgia property, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated August 9, 2005.]

31	Certifications of Charles S. Roberts and Michael A. Quinlan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Charles S. Roberts and Michael A. Quinlan pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBERTS REALTY INVESTORS, INC.

Date: November 14, 2005	By:	/s/ Michael A. Quinlan
Michael A. Quinlan, Chief Financial Officer (The Registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)