Form 10-K
period 2005-12-31
ROBERTS REALTY INVESTORS INC
filed 2006-03-22
CIK 1011109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-13183
ROBERTS REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2122873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Northridge Parkway, Suite 302, Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (770) 394-6000
Former name, former address and former fiscal year, if changed since last report    None
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32,522,490 based on the closing sale price as reported on the American Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2006

Common Stock, $.01 par value per share	5,727,429 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None

NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 1, 1A, 2, 5, 7 and 7A of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities and other real estate projects. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.
     For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
General
     Roberts Realty Investors, Inc. is a Georgia corporation formed in 1994 that owns and operates multifamily residential, commercial and office properties as a self-administered, self-managed equity real estate investment trust, or REIT. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the “double taxation” of income – i.e., at both the corporate and shareholder levels – that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 90% of our taxable income.
     We enter into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts

Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate.
     Our common stock is traded on the American Stock Exchange under the symbol “RPI.” Our executive offices are located at 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We do not maintain a corporate website. As of March 13, 2006, we have 13 full-time employees.
The Operating Partnership
     We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties directly or indirectly through wholly owned subsidiaries. As of February 28, 2006, Roberts Realty owns a 75.6% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an “umbrella partnership” or “UPREIT.” Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and the holders of units as “unitholders.” The holders of units include Mr. Charles S. Roberts, our Chairman of the Board and Chief Executive Officer and President, and the former limited partners in the limited partnerships that were merged into the operating partnership.
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
Recent Developments
Sale of Ballantyne Place Apartment Community and Reinvestment of Net Proceeds
     Sale of Ballantyne Place. On May 31, 2005, we sold our 319-unit Ballantyne Place apartment community for $37,250,000 through a Section 1031 tax-deferred exchange, with the buyer paying an additional $690,000 to reimburse us for a previously paid loan commitment fee, resulting in a total price of $37,940,000 or $118,934 per residential unit. The gain on sale was $4,495,000, net of minority interest of $1,530,000, and the sales proceeds, net of mortgage debt and closing-related expenses, were approximately $14,316,000. We reinvested the sales proceeds from the sale of Ballantyne Place by purchasing several properties through a Section 1031 tax-deferred exchange as described below. This strategy allowed us to defer over $10 million of taxable income from the sale of Ballantyne Place.
     Purchase of 14.5 Acres of Undeveloped Land in Westside. In June 2005, we purchased 14.5 acres of undeveloped land zoned for 217 residential units adjacent to the 29.5 acres on Westside Parkway in the North Atlanta submarket of Alpharetta we purchased on December 29, 2004. We acquired the 14.5-acre parcel for $3,320,000, including closing costs, from Roberts Properties Peachtree Dunwoody, LLC, which is wholly owned by Mr. Roberts. The acquisition included a right of first refusal to acquire an adjacent seven-acre parcel of land zoned for 105 residential units from an unrelated third party. We are presently holding the entire 44.0-acre Westside tract for investment.
     Purchase of Sawmill Village Undeveloped Land. On July 29, 2005, Roberts Properties entered into an agreement to purchase approximately 22.1 acres of undeveloped land in Cumming, Georgia, north of metropolitan Atlanta, for $4,829,000 in cash, including closing costs. On August 4, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement. We financed the purchase with cash proceeds from the Ballantyne Place sale. The property, which we refer to as Sawmill Village, is zoned for 154 residential units. In conjunction with the purchase, we entered into a design and development agreement with Roberts Properties and a construction contract with Roberts Construction. Terms of these agreements include a fee of $5,000 per residential unit for design and development services and cost plus 10% (5% for overhead and 5% for profit) for construction services.
     Purchase of Grand Pavilion Retail Center. On July 22, 2005, Roberts Properties entered into an agreement to purchase Grand Pavilion, a 62,323 square-foot retail center in Alpharetta, Georgia for $10,900,000. On September 16, 2005, the contract was amended to reduce the purchase price to $10,809,200. On September 29, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $10,889,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $6,987,000.
     Purchase of Bassett Shopping Center. On August 8, 2005, Roberts Properties entered into an agreement to purchase Bassett Shopping Center, a 19,949 square-foot retail center in Buford, Georgia for $4,800,000. On August 26, 2005, the contract was amended to reduce the purchase price to $4,782,000. On September 30, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $4,824,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $2,715,000.
     Purchase of Spectrum Retail Center. On August 1, 2005, Roberts Properties entered into an agreement to purchase Spectrum, a 30,050 square-foot retail center in Buford, Georgia for $8,500,000. On October 27, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $8,444,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $5,306,000.
     Purchase of Highway 20 Undeveloped Land. On November 21, 2005, Roberts Properties entered into an agreement to purchase 36.9 acres of undeveloped land zoned for 210 residential units on Highway 20 in Cumming, Georgia for $5,040,000. On November 23, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $5,051,000, including closing costs. We financed the purchase with a combination of cash and proceeds from our line of credit.

     The Highway 20 land purchase completed our Ballantyne Place Section 1031 tax-deferred exchange, through which we acquired $37,411,000 of replacement properties.
Purchase of Additional Land Adjacent to Highway 20 Land
     On January 31, 2006, we purchased an additional 1.29-acre parcel of land for $387,000 on Highway 20 in Cumming, Georgia, adjacent to the 37 acres we purchased in November 2005.
Sale of 362,588 Common Shares to Two Directors
     We repurchased 362,588 shares of our common stock for $2,764,000 prior to 2002, and we held those shares in our treasury. In June 2005, we sold the treasury shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director, for $2,901,000. We used the proceeds of the sale of these shares to fund our development and construction program.
Listing of Addison Place Townhomes for Sale
     On February 3, 2006, we entered into a listing agreement with CB Richard Ellis for the sale of our Addison Place Townhome community. As of the date of this report, CB Richard Ellis was compiling marketing materials and had not yet begun to offer the property for sale. We intend to sell the property, assuming the sales price is at or above our pro-forma expectations, in a Section 1031 tax-deferred exchange. We plan to redeploy the proceeds into either a multi-family residential community or retail center in the North Atlanta market.
Resignation of Chief Financial Officer
     On February 21, 2006, Michael A. Quinlan and our Board of Directors mutually agreed that Mr. Quinlan will resign his position as Chief Financial Officer, Secretary, and Treasurer effective April 14, 2006, after the filing of our federal and state tax returns with the appropriate tax authorities. We have commenced a search for his replacement.
     Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact we expect these recent developments to have on our future results of operations, liquidity and capital resources.
Trends
     We have two stabilized residential properties totaling 403 residential units and three stabilized retail centers totaling 112,322 square feet. We also have two properties in lease-up, five properties in the planning and design phase and two parcels of undeveloped land held for investment, representing an investment of $43.5 million (net of $24.3 million of debt secured by these properties), which are currently producing negative cash flow (after debt service coverage). With respect to the five properties that are now under development, we estimate the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this report.
     Since our inception in 1994, we have focused primarily on the development, construction, ownership of multifamily residential communities, including land held for subsequent development. In recent years, and particularly in 2005, however, we have diversified our real estate activities into other real estate investments, particularly retail centers. We are currently experiencing negative operating cash flow as a result of selling the seven residential communities totaling 1,610 units in 2004 and 2005 while making distributions to shareholders of $4.50 per share and reinvesting a portion of the remaining proceeds in non-income producing assets. We believe that our retail centers, our Addison Place multifamily community and continued lease-up of our Addison Place Shops retail center and our Northridge office building will contribute positive cash flow and help reduce our current operating deficit as we pursue our development and construction plan.
     In Atlanta, our current market, sluggish job growth in 2004 and historically low mortgage interest rates have contributed to lower demand from apartment tenants, while the supply of multifamily units has increased. To maintain our physical occupancy, we offered incentives in the form of rent concessions to prospective residents, which result in decreased revenues and income from operations. Although job growth and demand for apartments increased in 2005, rental concessions continued as a means to attract and retain tenants. We expect concessions to begin decreasing, although we cannot predict how rapidly or to what level they may decrease with any degree of certainty.
     We have paid no regular quarterly dividends since the third quarter of 2001. We presently have no plans to resume paying regular quarterly dividends. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.
Growth Strategies
     Our business plan and growth strategy are focused on generating cash flow and capital appreciation by building and managing new residential communities, retail shopping centers and mixed-use projects of the highest quality and value in excellent high-growth neighborhoods. Our business objective is to increase the long-term total return to our shareholders through appreciation in the value of our properties and the return of this appreciation through the payment of dividends or capital distributions when we sell properties. We may, however, decide to use the capital generated from the sale of these properties for our development or construction program or for other corporate purposes. To achieve this objective, we are pursuing the following growth strategies:
•	maximize cash flow from operations by seeking through intensive management to maintain high occupancy levels, obtain regular rent increases, manage tenant turnover efficiently and control operating expenses; and

•	develop and/or acquire new multifamily residential communities, retail shopping centers and/or mixed-use projects in Atlanta and South Florida.
We will engage others, including the Roberts Companies, to help us pursue these strategies, which are described in more detail below.
     Property Management Strategy. We believe that managing our existing operating assets intensively is a fundamental element of our investment strategy. As of March 13, 2006, we employ 10 property management personnel, including property managers, leasing managers, leasing consultants, maintenance supervisors and technicians. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting tenant satisfaction, maintaining high tenant retention and enhancing the value of each of our operating assets. Our property management strategy will continue to be:
•	to increase average occupancy and rental rates as market conditions permit;

•	to minimize resident turnover and delinquent rental payments through strict review of each applicant’s creditworthiness;

•	to provide our commercial tenants with superior facilities that enable them to succeed in business;

•	to control operating expenses and increase net operating income at each of our properties; and

•	to provide superior service to our residents and our tenants.
     Development and Construction Strategy. We intend to continue developing high quality residential communities, retail shopping centers and mixed-use projects for long-term ownership. We have engaged Roberts Properties and Roberts Construction to perform services for the operating partnership. During the past 20 years, the Roberts Companies have developed, constructed and/or managed a substantial number of residential units. We currently own and manage four properties that Roberts Properties developed including our Northridge office building, our Addison Place residential community, consisting of the Addison Place Apartments and the Addison Place Townhomes, and the Addison Place Shops retail center. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us, and we have entered into agreements for those services as described in Item 13, Certain Relationships and Related Transactions. We may also hire other development or construction companies, as we have done in the past, in Atlanta and elsewhere if we deem it to be in our best interests to do so. We have engaged the Roberts Companies to develop and construct the five properties under development described above.
     We believe that the number and quality of the residential units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies’ experience with the development, construction and financing process will minimize the barriers to new development. These barriers include governmental growth control, a difficult rezoning and permitting process, and the limited availability of well-located sites. We believe that these restraints on construction offer a continuing opportunity for us to achieve favorable long-term returns on the development of well-located, high quality residential communities, retail shopping centers and mixed-use projects.
     In analyzing the potential development of a particular project, we will evaluate geographic, demographic, economic and financial data, including:
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
We will also consider physical elements regarding a particular site, including the probability of zoning approval (if required), availability of utilities and infrastructure and other physical characteristics of the site.

Determination of Investment, Financing and Conflict of Interest Policies
     Our board of directors sets our investment policies, financing policies and conflict of interest policies; these policies are summarized below. Our board may amend or revise them from time to time without a vote of our shareholders or any vote of the partners of the operating partnership, except that:
•	we cannot change our policy of holding our assets and conducting our business exclusively through the operating partnership without amending the operating partnership agreement, which will generally require the consent of the holders of a majority in interest of the limited partners in the operating partnership including, if applicable, Roberts Realty; and

•	changes in our conflicts of interest policies must be approved by a majority of the independent directors and otherwise be consistent with legal requirements.
Investment Policies
     Investments in Real Estate or Interests in Real Estate. We conduct all of our investment activities through the operating partnership and will do so as long as the operating partnership exists. (The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093.) Our investment objectives are to achieve stable cash flow and, over time, to increase cash flow and portfolio value by continuing to develop multifamily residential communities, retail shopping centers and mixed-use projects for ownership as well as acquiring additional real estate assets that we anticipate will produce additional cash flow.
     Our policy is to develop real estate projects where we believe that favorable investment opportunities exist based on market conditions at the time of the investment. We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. We intend to develop multifamily residential communities, retail shopping centers and mixed-use projects primarily in Atlanta and South Florida. Our governing documents do not limit our future development or investment activities to any geographic area, product type or specified percentage of our assets.
     Possible Acquisition of Properties from Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since the early 1970s, and Mr. Roberts expects that he and Roberts Properties will continue to engage in residential and commercial real estate development. Provided that any transaction or agreement complies with the policies discussed under Conflict of Interest Policies below, we may engage in transactions of various types with Mr. Roberts, the Roberts Companies and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include:
•	hiring Mr. Roberts or the Roberts Companies to develop and construct real estate under a fee arrangement;

•	acquiring undeveloped property from Mr. Roberts or his affiliates for future development, which we did in 2004 and 2005; or

•	acquiring from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased-up.
     No particular arrangements have been determined, other than the communities now under construction and development as described elsewhere in this report.

     An affiliate of Mr. Roberts owns land adjacent to each of our Peachtree Parkway, Sawmill Village and Highway 20 development projects. Mr. Roberts intends to develop this land in conjunction with the development of the overall projects. We intend to enter into management agreements with Mr. Roberts for management of the assets to be constructed by Mr. Roberts, assuming we are in compliance with all REIT rules and requirements.
     Securities of or Interest in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We or the operating partnership also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by us and the operating partnership for the purpose of exercising control over those entities. We or the operating partnership may acquire all or substantially all of the securities or assets of other REITs or similar entities where those investments would be consistent with our investment policies. We currently have no plans to invest in the securities of other issuers. In making any of the investments described in this paragraph, we intend to comply with the percentage of ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code. Also, we will not make any investments if the proposed investment would cause us or the operating partnership to be an “investment company” under the Investment Company Act of 1940.
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
     To the extent that the board of directors determines the need to seek additional capital, we may raise capital through additional equity offerings, debt financing, asset sales or retention of cash flow, or a combination of these methods. Our retention of cash flow is subject to provisions in the Internal Revenue Code requiring a REIT to distribute a specified percentage of taxable income, and we must also take into account taxes that would be imposed on undistributed taxable income. As long as the operating partnership is in existence, we will contribute the net proceeds of all equity capital we raise to the operating partnership in exchange for units or other interests in the operating partnership.
     In September 1998, our board authorized a stock repurchase plan of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. In June 2005, we sold the treasury shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director, for $2,901,000. We used the proceeds of this offering to fund our development and construction program.
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
The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the American Stock Exchange, related party transactions are subject to appropriate review and oversight by our Audit Committee.
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
Competition
     Our existing multifamily community and the land on which we are developing multifamily communities are located in developed areas that include other apartment communities. The number of competitive multifamily communities in a particular area could have a material effect on our ability to lease apartment homes at our present communities or any newly developed or acquired community, as well as on the rents charged. We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and other apartment REITs, to acquire and develop apartment communities and acquire land for future development. As an owner of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value proposition given the quality, location and amenities that the resident seeks. We also compete with the condominium and single-family home markets.
     Our retail centers and office building face competition from similar retail centers and office buildings within their geographic areas to lease new space, renew leases or re-let spaces as leases expire. Some of these competing properties may be newer, better located, better capitalized or have better tenants than our properties. In addition, any new competitive properties that are developed within our local markets may result in increased competition for customer traffic and creditworthy tenants. We may not be able to lease up our properties, renew leases or obtain new tenants to whom space may be re-let as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. In addition, our retail centers face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping center properties generally.
Environmental and Other Regulatory Matters
     Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on the property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to remediate the substances promptly, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our operating properties and other real estate assets, we may be potentially liable for:
•	remediation and removal costs; and

•	damages to persons or property arising from the existence or maintenance of hazardous or toxic substances.
     The preliminary environmental assessments of our operating properties, investment land and other real estate assets have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions – including changes in applicable environmental laws and regulations – may cause us to have environmental liability.
Insurance
     We carry comprehensive property, general liability, fire, extended coverage and rental loss insurance on all of our existing properties, with policy specifications, insured limits and deductibles customarily carried for similar properties. We carry similar insurance with respect to our properties under development or properties under construction, but with appropriate exceptions given the nature of these properties.
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
     We believe that our properties are adequately covered by insurance. There are, however, some types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind would adversely affect our operations and financial position.

ITEM 1A. RISK FACTORS
     Investors or potential investors in Roberts Realty should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors. We have organized our summary of these risks into five subsections:
•	real estate related risks;

•	financing risks;

•	tax risks;

•	environmental and other legal risks; and

•	risks for investors in our stock.

This section includes forward-looking statements.
Real Estate Related Risks
Our business currently operates at a loss.
     We are currently experiencing negative operating cash flow as a result of selling seven residential communities in 2004 and 2005 for $183.1 million while making distributions to investors of $4.50 per share. We have two stabilized residential properties totaling 403 residential units and three stabilized retail centers totaling 112,322 square feet. In addition, we own two properties currently in lease-up, five properties in the planning and design phase and two parcels of undeveloped land held for investment purposes. These properties are currently producing minimal cash flow. Although we have replaced some of our operating revenues and cash flows by acquiring retail centers in September and October 2005, and we expect that the lease-up of the Addison Place Shops and Northridge office building will contribute positively to our operating revenues and cash flows, we expect that our overall business will continue to operate at a loss as we execute our planned development and construction program and that we will use, rather than generate, net cash in our operating activities through the end of 2006 or until our development projects are constructed and leased. If these losses persist for longer than we expect, our cash position and financial position could be materially and adversely affected.
Construction risks inherent in the development and construction of new properties could negatively affect our financial performance.
     We currently estimate that it would take approximately $165.0 million to develop and construct the residential, office and retail properties we can build on the undeveloped land we now own under their current zoning. (This amount is only an estimate, and it will likely change by a material amount as we develop and construct our properties.) Development and construction costs may exceed our original estimates due to events beyond our control, including:
•	increased costs for or any unavailability of materials or labor;

•	building restrictions;

•	environmental impact studies by the government;

•	weather delays;

•	increased interest costs due to rising interest rates; and

•	any financial instability of the developer (Roberts Properties, Inc., which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of

Directors), general contractor (Roberts Properties Construction, Inc., also owned by Mr. Roberts) or any subcontractor.
     We may also be unable to complete development or construction of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time required to recoup our development and construction costs and to realize a return, if any, on such costs can be long. Further, we typically enter into construction contracts on a cost plus basis. Because these contracts do not provide for a guaranteed maximum price, we must bear the entire amount of any increase in costs above the amounts we initially estimate, and these costs may be material.
We face leasing risks in our planned development and construction program.
     The success of a real estate development project depends in part on entering into leases with acceptable terms within the lease-up period. If the residential homes or commercial or office space we have constructed is not leased on schedule and upon the expected terms and conditions, the yields, returns and value creation on the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend on a large variety of factors, many of which are outside our control.
We are currently concentrated in metropolitan Atlanta, and adverse changes in economic or market conditions in Atlanta could negatively affect our financial performance and condition.
     Currently, all of our properties are located in metropolitan Atlanta, Georgia. Economic conditions in this area could adversely affect our performance. These factors include:
•	lack of employment growth;

•	supply and demand for properties;

•	neighborhood values in the submarkets in which our properties are located;

•	zoning and other regulatory conditions;

•	competition from other properties;

•	property taxes;

•	weather problems; and

•	price increases for materials or labor.
     In that regard, this region has experienced economic recessions and depressed conditions in the local real estate markets in the past. Deteriorating general economic or social conditions or any natural disasters in this area could materially and adversely affect the value of our portfolio, our results of operations and our ability to pay amounts due on our debt and distributions to our investors.
We face conflicts of interest because of our business dealings with our Chief Executive Officer and his affiliates.
     Our business practice is to retain Roberts Properties, Inc. to develop our properties and Roberts Properties Construction, Inc. to construct our properties. Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of Directors, owns all of the equity interests in these companies (the “Roberts Companies”). We have in the past and may again in the future acquire properties from Mr. Roberts or his affiliates. Although each agreement between Roberts Realty and/or the operating partnership on one hand and Mr. Roberts or his affiliates on the other hand must be approved by our audit committee and the independent members of our board of directors, conflicts of interest inherent in these business transactions could result in our paying more for property or services than we would pay an independent seller or provider. These agreements and transactions have not had and will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. These arrangements also expose us to the following risks, among others:
•	the possibility that the Roberts Companies might incur severe financial problems or even become bankrupt;

•	the possibility that the Roberts Companies may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	the possibility that the Roberts Company may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
We face substantial competition.
     All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The number of competitive properties and real estate companies could have a material adverse effect on our ability to rent our properties, the rents we charge and our acquisition opportunities. In addition, the activities of these competitors and these factors could:
•	cause us to pay a higher price for a new property than we otherwise would have paid;

•	prevent us from purchasing a desired property at all;

•	decrease the rental rates that we would be able to charge in the absence of such direct competition; and

•	reduce the occupancy rates that we would otherwise be able to achieve.
     The factors could materially and adversely affect the value of our portfolio, our results of operations and our ability to pay amounts due on our debt and distributions to our investors.
Favorable conditions for purchasing residential properties could adversely affect our revenues from our residential communities.
     Our apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing in our market area and the affordability of owner occupied single and multi-family homes caused by low mortgage interest rates and government programs to promote home ownership have adversely affected and may continue to adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rents.
Changes in market or economic conditions may affect our business negatively.
     General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. We are unable to determine the precise effect that the performance of the worldwide or United States economies will have on us or on the value of our common stock.
Terrorism could impair our business.
     Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly affect one or more of our residential or commercial properties could significantly affect our ability to operate those properties and impair our ability to achieve the results we expect. Our insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations.
Our commercial and office tenants may go bankrupt or be unable to make lease payments.
     Our operating revenues from our commercial and office properties depend on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect tenants and potential tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may experience bankruptcies and various bankruptcy laws may reject those leases or terminate them. If leases expire or end, replacement tenants may not be available upon acceptable terms and conditions. In addition, if the market rental rates are lower than the previous contractual rates, our cash flows and net income could suffer a negative impact. As a result, if a significant number of our commercial or office tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, it would negatively affect our financial performance.
Real estate properties are illiquid and may be difficult to sell, particularly in a poor market environment.
     Real estate investments are relatively illiquid, which tends to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. We may be unable to sell our properties when we would prefer to do so to raise capital we need to fund our planned development and construction program or to fund distributions to investors.
Losses from natural catastrophes may exceed our insurance coverage.
     We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance on our properties, which we believe is customary in amount and type for real property assets. We intend to obtain similar coverage for properties acquired in the future. Some losses, however, generally of a catastrophic nature, such as losses from floods, may be subject to limitations. We may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Further, our insurance costs could increase in future periods. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to use insurance proceeds to replace a damaged or destroyed property.
Our business depends on key personnel.
     Our success depends on our ability to attract and retain the services of executive officers and key personnel. We face substantial competition for qualified personnel in the real estate industry, and the loss of our key personnel, particularly Mr. Roberts, could have an adverse effect on us. We do not carry key person insurance on any of our executive officers or other key employees.
If we are unable to lease up our Addison Place Shops and our Northridge office building as we intend, our financial performance and condition could suffer.

     We currently have two properties, the Addison Place Shops and the Northridge office building, that are in the lease-up phase. The Addison Place Shops are approximately 18% leased, and the Northridge office building is approximately 44% leased. If we are unable to fill the remainder of the properties with tenants as we intend, our financial performance will be adversely affected.
Financing Risks
We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.
     We have two stabilized residential properties totaling 403 residential units and three stabilized retail centers totaling 112,322 square feet. We also have two properties in lease-up, five properties in the planning and design phase, and two parcels of undeveloped land held for investment. With respect to the five properties that are now under development, we estimate the total cost of the projects, including development fees and contractor fees payable to the Roberts Companies, to be approximately $165.0 million, although the exact amount could be materially different. We cannot presently quantify with any precision the amount and timing of our long-term capital needs for development, but the amount we need will be substantial. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete our development projects as we intend. If we are unable to obtain long-term debt and equity on favorable terms, we will be unable to carry out our planned development and construction program.
We may be unable to refinance our existing debt or we may only be able to do so on unfavorable terms.
     We are subject to the normal risks associated with debt financing, including:
•	the risk that our cash flow will be insufficient to meet required payments of principal and interest; and

•	the risk that we will not be able to renew, repay or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.
The payment terms contained in each mortgage note secured by one of our properties do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity.
     In particular, we have $4,077,000 in short-term debt that matures on January 31, 2007. If we are unable to refinance our debt at maturity on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay dividends and distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
Rising interest rates could materially and adversely affect the cost of our indebtedness.
     We have incurred and may in the future again incur debt that bears interest at a variable rate. As of February 28, 2006, we have approximately $24.3 million in debt that bears interest at a floating rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and distributions to our investors.
Increased debt and leverage could affect our financial position and impair our ability to make distributions to our investors.
     Our organizational documents do not limit the amount of debt that we may incur. We have an informal policy that we will not incur indebtedness in excess of 75% of what the board of directors believes is the fair market value of our assets at any given time. In the future, however, we may re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of the operating partnership’s real estate assets, growth and acquisition opportunities and other factors. Modification of this policy may adversely affect the interests of our shareholders. Additional leverage may:
•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.
Any of the foregoing could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and distributions to our investors.
If we are unable to reinvest sales or refinancing proceeds as quickly as we expect, our financial condition may be adversely affected.
     We have in the past and may again in the future seek to structure future dispositions as tax-free exchanges, where appropriate, using the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, we must meet certain technical requirements. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the required time frames to meet the requirements of Section 1031. If we are unable to reinvest sales or refinancing proceeds in the time frame required to defer recognition of taxable gains, we would be required to distribute most of the net proceeds to our shareholders and unitholders, which would adversely affect our ability to carry out our investment strategy.
If we incur additional debt, the agreements covering those debts could contain various covenants that limit our discretion in the operation of our business.
     Lending agreements will govern any additional debt we may incur for purchasing, developing or constructing properties. Typically, these types of agreements contain various provisions that could limit our discretion in the operation of our business by restricting our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other payments;

•	redeem or repurchase our capital stock;

•	consolidate or merge;

•	create liens;

•	sell assets; or

•	enter into certain transactions with our affiliates.
     If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. In addition, a breach of the restrictions or covenants contained in our loan documents could cause an acceleration of our indebtedness. We may not have, or be able to obtain, sufficient funds to repay our indebtedness in full upon acceleration.
Our interest rate hedging activities may not effectively protect us from fluctuations in interest rates.
     We generally enter into fixed rate debt instruments for our completed apartment communities. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use these instruments for trading or speculative purposes, but rather to increase the predictability of our financing costs. If the pricing of new debt instruments is not within the parameters of a particular interest rate hedging contract, the contract is ineffective. Contracts may also be ineffective when market interest rates produce a lower interest cost than we incur under the hedging contracts. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, we cannot guarantee that we will maintain coverage for all of our outstanding indebtedness at any particular time. If we do not effectively protect from this risk, we may be subject to increased interest costs resulting from interest rate fluctuations
Tax Risks
Our company may fail to qualify for REIT status under federal income tax laws.
     Our qualification as a REIT for federal income tax purposes depends upon our ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests and organizational requirements imposed upon REITs under the Internal Revenue Code. We believe that we have qualified for taxation as a REIT for federal income tax purposes since our inception in 1994, and we plan to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. We cannot guarantee, therefore, that we have qualified or will continue to qualify in the future as a REIT. The determination that we qualify as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within our control. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for us to remain qualified as a REIT.
     If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions of the Internal Revenue Code did not apply, we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, leaving less money available for distributions to investors. In addition, distributions to shareholders or unitholders in any year in which we failed to qualify would not be deductible for federal income tax purposes. Failing to qualify as a REIT would eliminate our requirement to make distributions to shareholders or unitholders, as well. We would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT, unless entitled to relief under specific statutory provisions. It is not possible to predict whether in all circumstances we would be entitled to such statutory relief. Our failure to qualify as a REIT likely would have a significant adverse effect on the value of our common stock.
Our operating partnership may fail to be treated as a partnership for federal income tax purposes.
     Management believes that our operating partnership qualifies, and has qualified since its formation in 1994, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. We can provide no assurance, however, that the IRS will not challenge the treatment of the operating partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for federal income tax purposes, then the taxable income of the operating partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the operating partnership as a corporation would cause us to fail to qualify as a REIT.
Environmental and Other Legal Risks
We may have liability under environmental laws.
     Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:
•	we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

•	governmental entities or other third parties may sue the owner or operator of a contaminated site for damages and costs.
These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products and the failure to remediate that contamination properly may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.
We face risks related to mold and asbestos.
     Recently, there has been an increasing number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate.

Some of these lawsuits have resulted in substantial monetary judgments or settlements. Although our insurance policy currently does not exclude mold-related claims, we cannot provide any assurance that we will be able to obtain coverage in the future for those claims at a commercially reasonable price or at all. The presence of significant mold could expose us to liability to tenants and others if allegations regarding property damage, health concerns or similar claims arise.
     Environmental laws also govern the presence, maintenance and removal of asbestos. Those laws require that owners or operators of buildings containing asbestos:
•	properly manage and maintain the asbestos;

•	notify and train those who may come into contact with asbestos; and

•	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.
     Those laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow others to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.
We may acquire properties that are subject to liabilities for which we have no recourse, or only limited recourse, against the seller.
     These liabilities can include:
•	claims by tenants, vendors or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by directors, officers and others indemnified by the former owners of the properties.
If we have to expend time and money to deal with these claims, our business could be materially and adversely affected.
We face risks in complying with Section 404 of the Sarbanes-Oxley Act of 2002.
     To comply with Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report by our management on our internal controls over financial reporting with our annual report on Form 10-K for our fiscal year ending December 31, 2007. The report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting. Material weakness in internal controls over financial reporting is defined as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The report will also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls.
     We currently expect to begin testing of our internal controls no later than the second quarter of fiscal 2007. This testing will include documenting our procedures and an analysis of the segregation of duties. In the course of our evaluation and testing of internal controls, we may identify areas for improvement in the documentation, design and effectiveness of our internal controls, and these areas of improvement may be material. We may elect or be required to disclose those weaknesses before we have remediated them. Any disclosure of this nature may adversely affect our stock price. We cannot assure you that we will not discover material weaknesses in the course of our testing and be required to disclose them. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance regarding our conclusions, or regarding the conclusions of our independent auditor, as of December 31, 2007 with respect to the effectiveness of our internal controls over financial reporting.
     In any event, we expect to incur material costs in complying with Section 404.
Failure to comply with the Americans with Disabilities Act or other similar laws could result in substantial costs.
     A number of federal, state and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay distributions to investors and to pay amounts due on our debt.
Risks for Investors in Our Stock
We do not pay regular quarterly dividends, and we do not anticipate making any distributions to investors for the indefinite future, other than possibly to preserve our REIT status if so required.
     Unlike other REITs that pay regular monthly or quarterly dividends, we have not paid regular quarterly dividends since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. Since 2001, we have paid dividends only out of the proceeds of property sales. Particularly in light of our need for capital to fund our planned development and construction program, we anticipate paying distributions out of the proceeds of property sales only if we need to do so to maintain our status as a REIT for federal income tax purposes.
The market price of our stock is subject to fluctuation as a result of our operating results, the operating results of other REITs and changes in the stock market in general.
     The trading volumes of our common stock on the American Stock Exchange have historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data do not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.
Additional issuances of equity securities may dilute the investment of our current shareholders.
     Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt could dilute the interests of our existing shareholders. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which could include a line of credit and other forms of secured and unsecured debt, equity financing or joint ventures.
Restrictions on changes of control could prevent a beneficial takeover for investors.
     A number of the provisions in our articles of incorporation and bylaws have or may have the effect of deterring a takeover of the company. In particular, to qualify as a REIT for federal income tax purposes, we must comply with various requirements and avoid various prohibited events. A company cannot be a REIT if, during the last half of a taxable year, more than 50% in value of its outstanding stock is owned by five or fewer individual shareholders, taking into account certain constructive ownership tests. To help the company comply with that test, Article 5 of our articles of incorporation provides in substance that (a) Mr. Roberts cannot own more than 35% of the outstanding shares of our common stock, and (b) no other person can own more than 3.7% of our outstanding common stock. These provisions, which are intended to limit the ownership of our common stock by five persons to no more than 49% of our outstanding shares, have or may have the effect of deterring a takeover of the company.
     In addition, our articles of incorporation and bylaws have other provisions that have or may have the effect of deterring a takeover of the company, including:
•	our classified board of directors, which may render more difficult a change in control of the company or removal of incumbent management, because the term of office of only one-third of the directors expires in a given year;

•	the ability of our board of directors to issue preferred stock;

•	provisions in the articles of incorporation to the effect that no transaction of a fundamental nature, including mergers in which the company is not the survivor, share exchanges, consolidations, or sale of all or substantially all of the assets of the Company, may be effectuated without the affirmative vote of at least three-quarters of the votes entitled to vote generally in any such matter;

•	provisions in the articles of incorporation to the effect that they may not be amended (except for certain limited matters) without the affirmative vote of at least three-quarters of the votes entitled to be voted generally in the election of directors;

•	provisions in the bylaws to the effect that they may be amended by either the affirmative vote of three-quarters of all shares outstanding and entitled to vote generally in the election of the directors, or the affirmative vote of a majority of the company’s directors then holding office, unless the shareholders prescribed that any such bylaw may not be amended or repealed by the board of directors;

•	Georgia anti-takeover statutes under which the company may elect to be protected; and

•	provisions to the effect that directors elected by the holders of common stock may be removed only by the affirmative vote of shareholders holding at least 75% of all of the votes entitled to be cast for the election of directors.
A redemption of units is taxable.
     Holders of units in our operating partnership should keep in mind that a redemption of units will be treated as a sale of units for federal income tax purposes. The exchanging holder will generally recognize gain in an amount equal to the value of the common shares, plus the amount of liabilities of the operating partnership allocable to the units being redeemed, less the holder’s tax basis in the units. It is possible that the amount of gain recognized or the resulting tax liability could exceed the value of the shares received in the redemption.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
General
          As of February 28, 2006, we own the following properties, which are occupied or leased in the percentage shown as of such date:
Residential
•	Addison Place, a 403-unit, multifamily community consisting of the 118-unit Addison Place Townhomes and the 285-unit Addison Place Apartments in Alpharetta, Georgia. Addison Place has a physical occupancy rate of 92.5%.
Retail
•	Grand Pavilion, a 62,323-square-foot retail center located in Alpharetta, Georgia that is 88.4% leased.
•	Bassett Shopping Center, a 19,949-square-foot retail center located across from the Mall of Georgia in Gwinnett County that is 100% leased.
•	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located across from the Mall of Georgia in Gwinnett County that is 100% leased.

•	Addison Place Shops, a 39,205-square-foot retail center located at the entrance to our Addison Place apartment community in Alpharetta, Georgia that is in lease-up . We have completed construction of this retail center except for the interior tenant finish. The Addison Place Shops are 18.0% leased.
Office
•	Northridge office building, a 37,864-square-foot building in lease-up in Atlanta, Georgia. We occupy a portion of one floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on that floor with Roberts Properties and Roberts Construction. The building is 44.1% leased.
Properties under Development
•	Northridge community, a 10.9-acre site adjacent to our Northridge office building, currently in the planning and design phase, on which we intend to build a 220-unit apartment community.

•	Peachtree Parkway, an 82% undivided interest in 23.6 acres of undeveloped land, currently in the planning and design phase, that is zoned for 292 residential units located on Peachtree Parkway in Gwinnett County, Georgia.

•	North Springs, a 9.8-acre tract of undeveloped land currently in the planning and design phase, that is zoned for 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space located on Peachtree Dunwoody Road in Atlanta, Georgia.

•	Sawmill Village, a 22.1-acre tract of undeveloped land currently in the planning and design phase, in Cumming, Georgia, north of metropolitan Atlanta, zoned for 154 residential units.

•	Highway 20, a 38.2-acre tract of undeveloped land currently in the planning and design phase, in Cumming, Georgia, zoned for 210 residential units.
Investment Properties
•	Westside, a 44.0-acre tract of undeveloped land zoned for 326 residential units and a density of 500,000 square feet for a university education center located on Westside Parkway in Alpharetta, Georgia. We also own a right of first refusal to acquire an adjacent seven-acre parcel zoned for 105 residential units.
•	A 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend either to sell or to develop.
          On May 31, 2005, we sold our 319-unit Ballantyne Place apartment community in Charlotte, North Carolina.
          We believe that in the long-term, the demand for multifamily housing in Atlanta will increase due to Atlanta’s growing population, although historically low interest rates have reduced retention rates as more tenants become homeowners. According to the Atlanta Regional Commission, which we refer to as the ARC, both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry and Rockdale counties.
          The following information is based on statistical estimates published by the ARC. The estimated population of the Atlanta Region increased by 11.2% from 3,429,400 persons in 2000 to 3,813,700 persons in 2005, making it one of the largest metropolitan areas in the country and the largest in the Southeast. Total housing units in the Atlanta Region increased by 226,561 units, or 17.0%, from 1,331,264 in 2000 to 1,557,825 in 2005. Multifamily homes in the Atlanta Region increased 6.4% from 416,682 units in 2000 to 458,242 units in 2005.
          The following tables summarize basic information about our operating properties. All of our operating properties are located in Georgia.

The following table provides information about our multifamily residential properties:

		Year	Number	Approximate	Average	December 2005		Occupancy
Residential		Completed or	of	Rentable Area	Unit Size	Average Monthly Rental Rates		as of
Property	Location	Acquired	Units	(Square Feet)	(Square Feet)	Per Unit	Per Sq. Ft.	12/31/05
Residential
Addison Place Townhomes (1)	Alpharetta	1999	118	200,194	1,697	1,167	0.69	89.4%
Addison Place Apartments (1)	Alpharetta	2001	285	403,312	1,415	1,044	0.74	93.4%

Total Residential (1)			403	603,506	1,498	1,079	0.72	92.3%

(1)	Addison Place was completed in two phases. Addison Place Townhomes, the 118-unit first phase, was completed in October 1999, and Addison Place Apartments, the 285-unit second phase, was completed in September 2001.
          Annual operating data at December 31, 2005 regarding Addison Place, our stabilized community that includes the Addison Place Townhomes and the Addison Place Apartments, is summarized in the following table. Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized because the applicable phase was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period.

											Average Effective Annual Rental Rates
	Month	Physical Occupancy Rate							2001		2002				2003		2004		2005
	Completed
	Initial								Per	Per	Per		Per		Per	Per	Per	Per	Per	Per
Community	Lease up	2001		2002		2003	2004	2005	Unit	Sq. Ft.	Unit		Sq. Ft.		Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.
Addison Place Townhomes	5/00	90.3%		74.7%		88.5%	94.0%	93.4%	$1,335	$0.79	$1,275		$0.75		$1,195	$0.70	$1,157	$0.68	$1,207	$0.71

Addison Place Apartments	9/02	63.6	%*	65.8	%*	90.3%	94.2%	94.2%	$1,148	$0.81	$1.044	*	$0.74	*	$1,007	$0.71	$994	$0.70	$1,032	$0.73

Total Addison Place	N/A	N/A		N/A		89.8%	94.2%	94.0%	N/A	N/A	N/A		N/A		$1,061	$0.71	$1,041	$0.69	$1,083	$0.72

46

The following table provides information about our retail and office properties:

Retail or				Approximate	Average Annualized Base	Occupancy
Office		Year	Year	Rentable Area	Rent per	as of
Property	Location	Completed	Acquired	(Square Feet)	Square Foot (1)	12/31/05
Retail

Grand Pavilion	Alpharetta	1999	2005	62,323	$16.92	88.4%
Bassett Center	Gwinnett County	1999	2005	19,949	20.34	100.0%
Spectrum Center	Gwinnett County	2002	2005	30,050	25.19	83.4%
Addison Place Shops (2)	Alpharetta	2005	2001	39,205	22.00	3.1%

Total Retail				151,527	$19.96	66.9%

Northridge Office Building (3)	Atlanta	2004	2001	37,864	$20.00	35.5%

(1)	Average Annualized Base Rent per Square Foot is equal to December 2005 base rental revenue multiplied by 12.

(2)	The Addison Place Shops retail center was completed in May 2005 and is in its lease-up phase. Occupancy at December 31, 2005 does not include leases for three other spaces totaling 5,810 square feet for tenants who had signed leases with terms beginning in 2006.

(3)	The Northridge office building is still in its lease-up phase. Occupancy at December 31, 2005 does not include a lease for 3,147 square feet for one tenant who had a signed lease with terms beginning in 2006.
The following table provides information about the scheduled expirations of leases in our retail and office properties:

		Expiring	% of Total
	Number of	Approximate	Approximate	Expiring	% of Total
	Expiring	Rentable Area	Rentable Area	Annualized	Annualized
Year	Leases (1)	(Square Feet)	(Square Feet)	Base Rent	Base Rent
2006	5	11,450	9.6%	$192,564	7.4%
2007	8	16,915	14.1%	459,268	17.6%
2008	5	9,300	7.8%	181,674	7.0%
2009	9	18,390	15.4%	408,283	15.7%
2010	6	16,527	13.8%	289,571	11.1%
2011 and later	7	47,015	39.3%	1,072,520	41.2%

Total	40	119,597	100.0%	$2,603,880	100.0%

(1)	Lease expiration table does not include option periods.

          As described below, our operating properties and undeveloped land are located primarily along the Georgia 400 corridor in Fulton, Gwinnett and Forsyth counties and submarkets, or geographic areas, within these counties. Each heading identifies the property or properties within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC.
Fulton County
          Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units and land area. Eight of our 13 properties are located in North Fulton County (consisting of the North Fulton, Roswell and Sandy Springs superdistricts). North Fulton’s population was 291,829 at the end of 2000 and grew to 307,466 by 2005.
     Alpharetta
          Via the Georgia 400 limited access highway, the Alpharetta area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences, including major regional malls such as North Point Mall and Perimeter Mall. Within this corridor is a large base of residential, commercial and office developments. The success of Alpharetta’s North Point Mall accelerated the already high rate of residential development, which caters to the upscale consumer. North Fulton’s neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters.
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
          As of December 31, 2005, Addison Place was 92.3% occupied, and its monthly rental rates ranged from $835 to $1,975 per month, with an average monthly rental of $1,083 per unit and $0.72 per square foot.
          Addison Place Shops. Located across the street from Addison Place Apartments and Townhomes, Addison Place Shops provides our residents with a convenient place to shop. Completed in 2005, the Shops is in its lease-up phase, with one tenant open for business as of December 31, 2005, and three other tenants with executed leases. Of the 39,205 total square feet, 7,010 square feet is either occupied or leased. When fully leased, the Addison Place Shops will include a full compliment of amenities for Addison Place residents. The building is an upscale design to attract Alpharetta’s affluent residents. We also own a 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend either to sell or to develop.

          Grand Pavilion. Grand Pavilion is a 62,323 square foot retail center located at the intersection of Kimball Bridge Road and State Bridge Road. Built in 1999, the property was 88.4% leased as of December 31, 2005. We acquired Grand Pavilion in September 2005 with proceeds from the Ballantyne Place sale. Our largest tenants are Results Realty Services, a real estate agency office, and Carter Barnes, an upscale hair salon.
          Westside. Our 44.0-acre Westside property is located between Haynes Bridge Road and Mansell Road within a 220-acre master planned development known as Westside, a new upscale mixed-use development that includes condominiums, office space, retail, university education and retirement housing, as well as Encore Park for the Arts, a 27-acre arts complex including a performing arts center and a 12,000-seat amphitheater. Six of the project’s 20 parcels zoned for development have either already been completed or are currently under construction. We own three of these parcels. Our land is zoned for 326 residential units and 500,000 square feet for a university education center. We also have a right of first refusal to purchase an adjacent 7.0-acre parcel zoned for 105 residential units. One of our parcels, Parcel T (14.5 acres), is restricted from development for five years to give the Metropolitan Atlanta Transit Authority (MARTA) the opportunity to determine if it wants to buy the land and develop a rail station. Because the existing MARTA rail lines are located on the east side of Georgia 400 and our property is located on the west side of Georgia 400, we believe that MARTA will not want to purchase the land and that we will be able to develop the land consistent with the current zoning. The MARTA restriction expires on the earlier to occur of MARTA’s decision to forgo acquiring the property or December 31, 2010. Because of the restriction, we are holding the Westside land as an investment for future development.
     Perimeter Center/North Springs Area
          The Perimeter Center/North Springs area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 and I-285 provide direct access within minutes to major regional malls such as Perimeter Mall and North Point Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta’s Central Business District are readily accessible via the Georgia 400 extension, which connects to I-85 South near downtown Atlanta.
          The Perimeter Center submarket is one of the most dynamic office, retail and housing submarkets in the southeastern United States. It is Atlanta’s largest employment center outside of downtown Atlanta and includes more than 27 million square feet of office space. The area currently has over 100,000 jobs and is projected to have over 180,000 jobs in the next 20 years. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph’s Hospital and Children’s Healthcare of Atlanta. Several prominent companies such as InterContinental Hotels Group, UPS, Cingular and Hewlett-Packard have located their worldwide or regional headquarters within the Perimeter Center area.
          North Springs. Our North Springs property (formerly known as the Peachtree Dunwoody property) is a 9.84-acre site zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. The property is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the affluent Perimeter Center submarket of Atlanta. We have secured our land disturbance permit and graded the land. We have retained Roberts Properties to develop the apartment and condominium portions of the project. We have retained Roberts Construction for construction of the project apartment and condominium portions of the project. We intend to start construction of the property in 2006. We will likely enter into a joint-venture arrangement to develop the office and retail space. We have not yet determined the total cost of the project, but we estimate the cost of the condominiums and apartments to be approximately $57 million. We have not yet determined how we will finance the construction of the project.
          Northridge Office Building. Situated on four acres on Northridge Road in a heavily wooded, park-like setting, our three-story, 37,864 square foot office building serves as our corporate headquarters. We occupy 6,827 square feet on the third floor and lease 6,300 square feet to Roberts Properties and Roberts Construction. We have one executed lease for a portion of the first floor for a tenant with lease terms beginning in 2006. As of December 31, 2005, the property was 44.1% leased.

          Northridge Apartment Community. Our Northridge apartment community will be located on a 10.9-acre site adjacent to our Northridge office building and our former Highland Park community. We intend to construct a 220-unit upscale apartment community consisting of one and two-bedroom apartments with covered parking for residents. We expect to start construction by the end of 2006, with an estimated cost of approximately $30 million. We have not yet determined how we will finance the construction of the project.
Gwinnett County
          From 2000 to 2005, Gwinnett’s population increased 17.9% to 693,900 people. Gwinnett’s strong transportation networks, excellent public education system and affordable home prices contribute to the county’s growth and employment base of 371,757 jobs.
     Peachtree Corners Area
          The Peachtree Corners area of Gwinnett County is readily accessible from I-285, I-85 and Georgia 400, providing convenient proximity and access to both urban and suburban employment bases and retail conveniences. The upscale Forum shopping center anchors the shopping district located within Peachtree Corners. A major technology employment center in the area is Technology Park Atlanta, a 500-acre master-planned office development that is home to 138 companies in 3.8 million square feet of office space.
          Peachtree Parkway. Our 23.5-acre Peachtree Parkway property is zoned for 292 apartment units. The property is located on Peachtree Parkway at the intersection of Peachtree Corners Circle and across the street from the upscale Forum Shopping Center. We intend to begin development of the property in 2006, and have already entered into various contracts for design and engineering services. We estimate the cost to be approximately $ 36 million. We have not yet determined how we will finance the construction of the project.
     Mall of Georgia Area
          The Mall of Georgia is the largest mall in the Southeast at 2.2 million square feet, and is located in Buford, Georgia, approximately 30 miles northeast of Atlanta. The Mall anchors a major retail area containing more than 3.0 million square feet of retail space. The Mall opened in 1999.
          Bassett Shopping Center. Our Bassett Shopping Center is a 19,949 square foot retail center located across the ring road from the Mall of Georgia. The property is anchored by Bassett Furniture Direct and was 100% leased as of December 31, 2005.
          Spectrum Shopping Center. Our two-level Spectrum Shopping Center is a 30,050 square foot retail center located across Highway 20 from the Mall of Georgia. As of December 31, 2005, the property was 100% leased. Our largest tenant is Fitness Expectations, a 10,250 square foot members-only fitness facility.
Forsyth County/Cumming
          The city of Cumming is one of the most rapidly growing cities in the country, located approximately 30 miles north of Atlanta near Georgia 400. Although Forsyth County is not included in the 10-county region covered by the ARC, it is one of the most rapidly growing counties in the area. Between 2000 and 2005, the population increased from 110,769 to 160,269, an increase of 145%. Cumming is north of Alpharetta, and is poised to realize the continued northward growth along Georgia 400.
          Sawmill. Our Sawmill property is a 22.1-acre parcel of undeveloped land that is zoned for 154 residential units. The land is located near the intersection of Georgia Highway 9 and Old Atlanta Road in the City of Cumming. At 154 units, the community will be similar in size to Rosewood Plantation and

Ivey Brook, two other 150-unit communities in North Fulton County that we previously developed, constructed, leased-up and sold for a substantial return. We expect to start construction by the end of 2006, with an estimated cost of approximately $18 million. We have not yet determined how we will finance the construction of the project.
          Highway 20. Our Highway 20 property is a 38.2-acre parcel of undeveloped land that is zoned for 210 residential units. The land is located on Georgia Highway 20 at the intersection of Elm Street, just north of the City of Cumming’s town square. We expect to start construction by the end of 2006, with an estimated cost of approximately $24 million. We have not yet determined how we will finance the construction of the project.
Summary of Debt Secured by Our Properties
          See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including for each loan: the principal balance at December 31, 2005 and at its scheduled maturity, interest rate, maturity date, amortization schedule and monthly principal and interest payment.
Possible Additional Communities to Be Developed
          From time to time, Roberts Properties plans the development of other apartment communities to be located on property owned by Roberts Properties or other affiliates of Mr. Roberts, or on property that one of those entities is interested in acquiring. We may acquire those properties from Mr. Roberts or his affiliates after complying with our conflict of interest policies and our code of ethics and business conduct. In other instances, Roberts Properties may contract to buy a property and then assign the contract to us immediately before closing so that we can acquire it. Please see Item 1, Description of Business, Item 10, Directors and Executive Officers of the Registrant and Item 13, Certain Relationships and Related Transactions for more information about these matters.
ITEM 3. LEGAL PROCEEDINGS.
          None of Roberts Realty, the operating partnership or our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          Our common stock trades on the American Stock Exchange, or AMEX, under the symbol “RPI.” The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX during 2005 and 2004, as well as the quarterly dividends declared per share:

				Dividends
	Quarter Ended	High	Low	Declared
2005	First Quarter	$8.55	$7.60	None
	Second Quarter	8.43	7.25	None
	Third Quarter	8.90	7.62	None
	Fourth Quarter	7.92	7.52	None
2004	First Quarter	$8.10	$6.81	None
	Second Quarter	11.10	5.50	$4.50
	Third Quarter	8.34	5.66	None
	Fourth Quarter	8.20	6.80	None
          On February 28, 2006, there were approximately 296 holders of record of our common stock.
          As of February 28, 2006, we had 5,727,429 shares outstanding. In addition, 1,849,486 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Description of Business – The Operating Partnership. There is no established public trading market for the units. As of February 28, 2006, the operating partnership had 162 unitholders of record.
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
          We have not paid regular quarterly dividends since the third quarter of 2001, and have no plans to begin making regular quarterly dividend payments until after our development projects are completed, are operating and are generating cash flow. We have in the past paid distributions from the net proceeds of property sales. We expect in the near term to use all or most of the net proceeds of any sale for either or both of: (a) funding our ongoing development and construction program; and (b) acquiring other properties through a Section 1031 tax-deferred exchange, as we did with the proceeds of the sales of our St. Andrews at the Polo Club community in July 2004 and Ballantyne Place community in May 2005. (A Section 1031 tax-deferred exchange permits our shareholders to defer paying the tax they would otherwise incur on the gain from the sale.)
          To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet those distribution requirements.

ITEM 6. SELECTED FINANCIAL DATA.
We have sold several apartment communities since 2001, including a 152-unit apartment community on January 4, 2001, a 334-unit apartment community on July 11, 2001, a 188-unit apartment community on August 6, 2003, five apartment communities totaling 1,091 units on June 2, 2004, a 200-unit apartment community on July 29, 2004 and a 319-unit apartment community on May 31, 2005. Our financial results in the table on the following page reflect the operations of these sold properties, and the corresponding gains on the sale, as income (loss) from discontinued operations. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the effect we expect the 2004 and 2005 sales to have on our future results of operations, liquidity and capital resources.

OPERATING DATA:
(Dollars in Thousands, Except Per Share Amounts)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
OPERATING DATA:
REVENUES:
Rental operations	$5,485	$4,774	$4,607	$3,733	$3,305
Other operating income	394	288	282	208	200

Total revenues	5,879	5,062	4,889	3,941	3,505

EXPENSES:
Property operating and maintenance expense (exclusive of depreciation and amortization) (1)	2,442	1,933	1,703	1,616	1,248
Depreciation and amortization	2,116	1,695	1,795	2,029	1,733
Interest expense	3,118	2,479	2,003	1,775	1,115
Interest income	(265)	(294)	(77)	(39)	(263)
Amortization of deferred financing costs	160	101	149	163	90
Legal settlement	150	(340)	0	0	0
General and administrative expense	1,561	1,708	2,072	2,155	1,732

Total expenses	9,282	7,282	7,645	7,699	5,655

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND GAINS ON SALE OF REAL ESTATE ASSETS	(3,403)	(2,220)	(2,756)	(3,758)	(2,150)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	865	596	783	1,184	701

LOSS FROM CONTINUING OPERATIONS BEFORE GAINS ON SALE OF REAL ESTATE ASSETS	(2,538)	(1,624)	(1,973)	(2,574)	(1,449)
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	—	102	77	941	—

LOSS FROM CONTINUING OPERATIONS	(2,538)	(1,522)	(1,896)	(1,633)	(1,449)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership	3,794	38,508	4,586	(883)	8,889

Net income (loss)	$1,256	$36,986	$2,690	$(2,516)	$7,440

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Loss from continuing operations	$(0.46)	$(0.29)	$(0.37)	$(0.33)	$(0.30)
Income (loss) from discontinued operations	0.69	7.30	0.89	(0.18)	1.83

Net income (loss)	$0.23	$7.01	$0.52	$(0.51)	$1.53

Dividends declared (2)	$0.00	$4.50	$0.55	$0.00	$0.33

	December 31,
BALANCE SHEET DATA
Real estate assets, before accumulated depreciation	$80,365	$80,649	$42,175	$42,495	$41,937
Real estate assets, net of accumulated depreciation	70,107	71,492	35,600	37,658	39,109
Total assets	127,149	129,229	177,739	179,007	165,503
Total debt	66,925	72,942	57,917	53,363	45,364
Minority interest of unitholders in the operating partnership	14,459	14,368	9,214	9,361	11,996
Shareholders’ equity	44,794	39,849	24,049	22,479	25,374
Footnotes are on the following page.

	December 31,
	2005	2004	2003	2002	2001
OTHER DATA:
Cash flow provided by (used in):
Operating activities of continuing operations	$(661)	$(1,493)	$(1,263)	$(1,712)	$(253)
Operating activities of discontinued operations	355	(537)	3,234	4,481	6,239
Investing activities	(21,042)	117,666	5,191	(16,221)	(49,684)
Financing activities	(4,200)	(97,167)	(4,121)	16,377	44,820
Net increase (decrease) in cash and cash equivalents	(25,548)	18,469	3,041	2,925	1,122
Cash and cash equivalents, beginning of year	27,052	8,583	5,542	2,617	1,495
Cash and cash equivalents, end of year	1,504	27,052	8,583	5,542	2,617

Funds from operations (3)	$(1,485)	$(706)	$2,082	$1,987	$4,722

Weighted average common shares outstanding – basic	5,522,630	5,280,064	5,171,748	4,943,280	4,870,117
Weighted average common shares outstanding – diluted (effect of operating partnership units)	7,406,066	7,220,658	7,223,727	7,220,593	7,226,123

Total stabilized communities (at end of year)	2	2	7	5	8
Total stabilized apartments (at end of year)	403	403	1,632	1,029	1,633
Average physical occupancy (stabilized communities) (4)	94.0%	94.2%	86.2%	93.3%	95.9%

Total stabilized retail properties (at end of year)	3	—	—	—	—
Total stabilized retail square footage (at end of year)	112,322	—	—	—	—
Average physical occupancy (stabilized retail properties)	89.1%	—	—	—	—

(1)	Property operating expenses include personnel, utilities, repairs, maintenance, landscaping, real estate taxes, marketing, insurance and property administration expenses.

(2)	We began paying dividends and distributions on our common stock and units beginning on April 15, 1996.

(3)	Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains (or losses) from sales of depreciable property and non-recurring items, plus real estate related depreciation and amortization. We use the current NAREIT definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include all non-recurring items, except those defined as extraordinary items under GAAP and gains and losses from sales of depreciable operating property. We consider FFO to be an important measure of our operating performance; however, FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We consider FFO to be an important measure of our operating performance. While FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP, FFO does provide investors with additional information with which to evaluate the ability of a REIT to pay dividends, meet required debt service payments and fund capital expenditures. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (determined in accordance with GAAP). FFO represents funds from operations available for shareholders and unitholders. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Disclosure of Funds From Operations, for a reconciliation of net income to FFO.

(4)	Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(Amounts have been restated, as appropriate, to give effect to discontinued operations.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
          We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of February 28, 2006, Roberts Realty owns a 75.6% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure.
Recent Developments
          Selection of Independent Registered Public Accounting Firm. On June 8, 2005, Deloitte & Touche LLP advised us that they intended to resign as our independent registered public accounting firm, effective upon conclusion of their review of our interim financial information for the quarter ended June 30, 2005. Our audit committee commenced a search for a firm to succeed Deloitte & Touche, and on August 12, 2005, they selected Reznick Group as our independent registered public accounting firm. The resignation of Deloitte was not the result of any disagreement between the company and Deloitte on any matter of accounting principles, practices, auditing scope or procedure or financial statement disclosures.
          Sale of Ballantyne Place and Reinvestment of Net Proceeds. On May 31, 2005, we sold our 319-unit Ballantyne Place apartment community for $37,250,000 through a Section 1031 tax-deferred exchange, with the buyer paying an additional $690,000 to reimburse us for a previously paid loan commitment fee, resulting in a total price of $37,940,000 or $118,934 per residential unit. The gain on sale was $4,495,000, net of minority interest of $1,530,000, and the sales proceeds, net of mortgage debt and closing-related expenses, were approximately $14,316,000.
          In June 2005, we used a portion of the proceeds from the Ballantyne Place sale to fund the purchase of 14.5 acres of undeveloped land for $3,320,000, including closing costs, zoned for 217 residential units adjacent to the 29.5 acres on Westside Parkway in the North Atlanta submarket of Alpharetta we purchased on December 29, 2004.
          On July 29, 2005, Roberts Properties entered into an agreement to purchase approximately 22 acres of undeveloped land in Cumming, Georgia, north of metropolitan Atlanta, for $4,760,000 in cash. On August 4, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $4,829,000, including closing costs. We financed the purchase with cash proceeds from the Ballantyne Place sale. The property is zoned for 154 residential units. In conjunction with the purchase, we entered into a design and development agreement with Roberts Properties and a construction contract with Roberts Construction. Terms of these agreements include a fee of $5,000 per residential unit for design and development services and cost plus 10% (5% for overhead and 5% for profit) for construction services.
          On July 22, 2005, Roberts Properties entered into an agreement to purchase Grand Pavilion, a 62,323-square-foot retail center in Alpharetta, Georgia for $10,900,000. On September 16, 2005, the contract was amended to reduce the purchase price to $10,809,200. On September 29, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $10,889,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $6,987,000.

          On August 8, 2005, Roberts Properties entered into an agreement to purchase Bassett Shopping Center, a 19,949-square-foot retail center in Buford, Georgia for $4,800,000. On August 26, 2005, the contract was amended to reduce the purchase price to $4,782,000. On September 30, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $4,824,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $2,715,000.
          On August 1, 2005, Roberts Properties entered into an agreement to purchase Spectrum, a 30,050-square-foot retail center in Buford, Georgia for $8,500,000. On October 27, 2005, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $8,495,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $5,306,000.
          On November 21, 2005, Roberts Properties entered into an agreement to purchase approximately 36.9 acres of undeveloped land zoned for 210 residential units for $5,040,000. On November 23, Roberts Properties assigned the contract to us and we acquired the property under the terms of the purchase agreement for $5,051,000, including closing costs. We financed the purchase with a combination of cash and borrowings on our line of credit. On January 31, 2006, we purchased an additional 1.29-acre parcel of land for $387,000 on Highway 20 in Cumming, Georgia, adjacent to the 37 acres we purchased in November 2005.
          Other Recent Purchases of New Properties for Development. In December 2004 and January 2005, we used the majority of the proceeds of the sale of St. Andrews at the Polo Club described below, along with new borrowings, to fund the following purchases:
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
          Sale of Five Apartment Communities to Colonial Properties Trust. On June 2, 2004, we sold five of our Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – to Colonial Properties Trust. The sales price was $109,150,000 or an average of $100,045 per residential unit, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. The sale was the first step in our recent plan of selling older appreciated assets and focusing on newer assets. Net sales proceeds were approximately $47,016,000, or $6.51 per share/unit, after deduction of:
•	$58,802,000 for the mortgage notes payable assumed by the buyer;

•	closing costs and prorations totaling $150,000; and

•	a partnership profits interest distribution of $3,182,000 paid to Roberts Properties under the amended partnership agreement of the operating partnership.

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
          Substantial Effects of Apartment Sales on Future Operating Results. We have accounted for the operations of the seven communities we sold in 2005 and 2004 as discontinued operations for the years ended December 31, 2005 and 2004. Accordingly, this section focuses on the continuing operations of our remaining properties. Investors should take the sale of these communities into account in reviewing this report. The results of operations of these properties are material to the overall results reflected and discussed in this report. For more detail regarding the effects of these sales, see (a) Anticipated Effects of Sales of Apartment Communities on our Future Results of Operations, and (b) Liquidity and Capital Resources below.
     Listing of Addison Place Townhomes for Sale
          On February 3, 2006, we entered into a listing agreement with CB Richard Ellis for the sale of our Addison Place Townhome community. As of the date of this report, CB Richard Ellis was compiling marketing materials and had not yet begun to offer the property for sale. We intend to sell the property, assuming the sales price is at or above our pro-forma expectations, in a Section 1031 tax-deferred exchange. We plan to redeploy the proceeds into either a multi-family residential community or retail center in the North Atlanta market.
     Resignation of Chief Financial Officer
          On February 21, 2006, Michael A. Quinlan and our Board of Directors mutually agreed that Mr. Quinlan will resign his position as Chief Financial Officer, Secretary, and Treasurer effective April 14, 2006, after the filing of our federal and state tax returns with the appropriate tax authorities. We have commenced a search for his replacement.
Trends
          We have two stabilized residential properties totaling 403 residential units and three stabilized retail centers totaling 112,322 square feet. We also have two properties in lease-up, five properties in the planning and design phase and two parcels of undeveloped land held for investment, representing an investment of $43.8 million (net of $24.3 million of debt secured by these properties), which are currently producing negative cash flow (after debt service coverage). With respect to the five properties that are now under development, we estimate the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction. See Liquidity and Capital Resources below.
          Since our inception in 1994, we have focused primarily on the development, construction, ownership of multifamily apartment communities, including land held for subsequent apartment development. In recent years, and particularly in 2005, however, we have diversified our real estate activities into other real estate investments, particularly retail centers. We are currently experiencing negative operating cash flow as a result of selling the seven residential communities totaling 1,610 units in 2004 and 2005 for $183.1 million while making distributions to shareholders of $4.50 per share and reinvesting a portion of the remaining proceeds in non-income producing assets. We believe that our retail centers, along with our Addison Place multifamily community and our Northridge office building, will contribute positive cash flow and help reduce our current operating deficit as we pursue our development and construction plan.
          In Atlanta, our current market, sluggish job growth in 2004 and historically low mortgage interest rates have contributed to lower demand from apartment tenants, while the supply of multifamily units has increased. To maintain our physical occupancy, we offered incentives in the form of rent concessions to prospective residents, which result in decreased revenues and income from operations. Although job growth and demand for apartments increased in 2005, rental concessions continued as a means to attract and retain tenants. We expect concessions to begin decreasing, although we cannot predict how rapidly or to what level they may decrease with any degree of certainty.
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
     Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
          Loss from continuing operations increased by $1,183,000 from $1,522,000 for the year ended December 31, 2004 to $2,538,000 for the year ended December 31, 2005. We explain the major variances between the year ended December 31, 2004 and the year ended December 31, 2005 below.
          Total operating revenues increased $817,000 or 16.1% from $5,062,000 for the year ended December 31, 2004 to $5,879,000 for the year ended December 31, 2005. The increase in operating revenues was due primarily to the retail properties that we acquired in 2005, with no corresponding income in 2004.
          Property operating expenses (excluding general and administrative and depreciation expenses) increased $509,000 or 26.3% from $1,933,000 for the year ended December 31, 2004 to $2,442,000 for the year ended December 31, 2005. The increase was due primarily to incurring operating expenses at the retail properties we acquired in 2005; at our Northridge office building, which became operational in the third quarter of 2004; and at our Addison Place Shops retail center, which became operational in June 2005. Expenses also increased at our Addison Place community, and we experienced an increase in property tax expense because we acquired additional parcels of land.
          General and administrative expenses decreased $147,000 or 8.7% from $1,708,000 for the year ended December 31, 2004 to $1,561,000 for the year ended December 31, 2005. The decrease was due primarily to decreases in the level of staffing as a result of selling our seven residential communities in 2004 and 2005.
          Depreciation expense increased $421,000 or 24.8% from $1,695,000 for the year ended December 31, 2004 to $2,116,000 for the year ended December 31, 2005. The increase was due primarily to recognizing depreciation expense on our retail center acquisitions; the Northridge office building, which we began to depreciate in September 2004; and the Addison Place Shops retail center, which we began to depreciate in June 2005 when we completed construction.
          Interest expense increased $639,000 or 25.8% from $2,479,000 for the year ended December 31, 2004 to $3,118,000 for the year ended December 31, 2005. The increase was due to:
•	interest on the debt we assumed in the acquisition of the retail centers,

•	interest on the debt secured by the Northridge office building and the Addison Place Shops retail center, for which we began expensing interest in September 2004 and June 2005, respectively, rather than capitalizing interest as we completed construction of these properties, and

•	interest on the debt we incurred to finance our land purchases in 2004 and 2005.
These increases were partially offset by a reduction in interest expense due to refinancing the Addison Place Apartments loan in May 2005.
          Legal settlement in the year ended December 31, 2005 included $150,000 we paid to settle a threatened legal claim for damages suffered as a result of termination of an early rate lock on our Ballantyne Place refinancing.
          Gain on sale of assets in the year ended December 31, 2004 reflects the sale of a 1.2-acre parcel of land adjacent to our Addison Place community for $895,000, resulting in a gain of $102,000, net of minority interest of $37,000.
     Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
          Net loss from continuing operations decreased by $374,000 from $1,896,000 for the year ended December 31, 2003 to $1,522,000 for the year ended December 31, 2004. We explain the major variances between the year ended December 31, 2003 and the year ended December 31, 2004 below.
          Total operating revenues increased $173,000 or 3.5% from $4,889,000 for the year ended December 31, 2003 to $5,062,000 for the year ended December 31, 2004. The increase in operating revenues was due primarily to:
•	an increase in revenues at our Addison Place community arising from an increase in economic occupancy, and

•	rental revenues from our Northridge office building, which became operational in the third quarter of 2004.
          Property operating expenses (excluding general and administrative and depreciation expenses) increased $230,000 or 13.5% from $1,703,000 for the year ended December 31, 2003 to $1,933,000 for the year ended December 31, 2004. The increase in property operating expenses was due primarily to increased operating expenses at our Addison Place community and operating expenses on our Northridge office building, which became operational in the third quarter of 2004.

          General and administrative expenses decreased $364,000 or 17.6% from $2,072,000 for the year ended December 31, 2003 to $1,708,000 for the year ended December 31, 2004. This decrease was due primarily to decreases in corporate office salaries, recruiting costs and travel expenses.
          Depreciation expense decreased $100,000 or 5.6% from $1,795,000 for the year ended December 31, 2003 to $1,695,000 for the year ended December 31, 2004. The decrease was due primarily to furniture, fixtures and equipment at Addison Place Apartments becoming fully depreciated in 2004 and disposals of furniture, fixtures and equipment in 2003 at Addison Place Townhomes before the assets were fully depreciated, partially offset by the completion of the Northridge office building in the third quarter 2004.
          Interest income increased $217,000 or 281.8% from $77,000 for the year ended December 31, 2003 to $294,000 for the year ended December 31, 2004. The increase was due to higher cash balances resulting from the sales of six properties in 2004.
          Interest expense increased $476,000 or 23.8% from $2,003,000 for the year ended December 31, 2003 to $2,479,000 for the year ended December 31, 2004. The increase was due primarily to interest that was capitalized in 2003 during the construction of Ballantyne Place (before it became operational) with no corresponding capitalization in 2004. Interest expense on Ballantyne Place incurred in 2004 is classified as a component of discontinued operations.
          Legal settlement in the year ended December 31, 2004 included the net $340,000 we received to settle a lawsuit filed against an architectural firm hired to work on our Addison Place Apartments and Ballantyne Place. We received proceeds of $500,000 under the terms of the settlement and were required to pay $120,000 to the defendant for use of their architectural plans. The $120,000 represented amounts the defendant previously billed us but we had not paid because of this dispute.
          Gain on sale of assets in the year ended December 31, 2003 reflects a gain of $77,000, net of minority interest of unitholders in the operating partnership, as a result of payment of $381,000, in the aggregate, in connection with the sale of land, reimbursement for land improvements and conveyances of temporary construction easements to Fulton County for road right-of-way projects at our Addison Place community.
     Anticipated Effects of Sale of Seven Apartment Communities on our Future Results of Operations
          As described above, we sold seven residential communities in 2004 and 2005. We used the proceeds from these asset sales to fund a special distribution to our shareholders and to acquire six tracts of undeveloped land and three retail centers. Although we replaced some of the residential communities with operating retail centers, the revenues and income from operations we will receive from the retail centers will be substantially less than the revenues and income from operations we would have received from the residential communities had we not sold them. Until we complete our projects under development and begin generating income from these properties, we expect our operating revenues and income from operations to be materially lower in future years than in previous years. These sales have affected and will continue to affect our future results of operations generally as follows:
Revenues. Revenues for the seven residential communities were $6,981,000 for 2004 compared to revenues for the retail centers of $553,000 for 2005.
Income from Operations. Income from operations provided by the seven residential communities was $3,465,000 for 2004, compared to income from operations for the retail centers of $334,000 for 2005.

Reduction in Number of Employees and Associated Costs. Our number of employees has decreased from approximately 44 in 2004 to approximately 13, and our related costs have decreased materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses will be materially less than the percentage of our revenues represented by the communities we have sold.
Liquidity and Capital Resources
          In the past, a primary source of our liquidity has been cash flow from operations. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. The sale of seven apartment communities during 2004 and 2005 resulted in a decrease in operating revenues to a level that is less than operating expenses. We have invested the proceeds from the St. Andrews at the Polo Club sale and the Ballantyne Place sale in undeveloped land and retail centers. The undeveloped land will not generate operating cash flow until the land is developed, constructed and leased. Although the retail centers that we acquired in September and October 2005 are now generating cash flow, they had minimal effect on our operating cash flow for the year ended December 31, 2005.
     Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
          Cash and cash equivalents decreased $25,548,000 during the year ended December 31, 2005 compared to an increase of $18,469,000 during the year ended December 31, 2004. The change was due to a decrease in cash provided by investing activities of $138,708,000, offset by a decrease in cash used in financing activities of $92,967,000 and a decrease in cash used in operating activities of $1,724,000, as described in more detail below.
          Net cash used in operating activities decreased $1,724,000 from using $2,030,000 of cash during the year ended December 31, 2004 to using $306,000 of cash during the year ended December 31, 2005. The decrease was due primarily to the property sales during 2004 and 2005, partially offset by the retail acquisitions in 2005.
          Net cash provided by investing activities decreased $138,708,000 from providing $117,666,000 during the year ended December 31, 2004 to using $21,042,000 during the year ended December 31, 2005. This decrease is attributable primarily to the difference between net cash proceeds from the sales of six residential communities in 2004 compared to the sale of one community in 2005. In addition, we acquired $57,735,000 in real estate assets in the year ended December 31, 2005 compared to $24,592,000 in the year ended December 31, 2004.
          Net cash used in financing activities decreased $92,967,000 from using $97,167,000 during the year ended December 31, 2004 to using $4,200,000 during the year ended December 31, 2005. The increase was due primarily to the following:
•	property sales in 2004 and 2005, which resulted in net reductions of debt of $73,521,000 in 2004 and $22,217,000 in 2005;

•	$36,036,000 in proceeds from mortgage notes payable, $15,002 of which was used to finance our retail acquisitions in September and October 2005 and $21,034 of which was used to payoff our Addison Place Apartments loan in April 2005;

•	a net increase in land loan proceeds of $11,303,000 used to fund five land acquisitions in 2004 and 2005;

•	$2,901,000 in proceeds from the sale of stock in June 2005; and

•	a payment of $32,509,000 in a special distribution during June 2004 with no corresponding distributions in 2005; partially offset by

•	a net increase in repayment of land loans of $17,413,000; and

•	a $21,034,000 repayment of our Addison Place Apartment loan.
     Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
          Cash and cash equivalents increased $18,469,000 during the year ended December 31, 2004 compared to an increase of $3,041,000 during the year ended December 31, 2003. The change was due to an increase in cash provided by investing activities of $112,475,000, offset by an increase in cash used in financing activities of 93,046,000 and a decrease in cash provided by operating activities of $4,001,000, as described in more detail below.
          Net cash provided by operating activities decreased $4,001,000 from providing $1,971,000 of cash during the year ended December 31, 2003 to using $2,030,000 of cash during the year ended December 31, 2004. The decrease was due primarily to property sales during 2003 and 2004.
          Net cash provided by investing activities increased $112,475,000 from $5,191,000 during the year ended December 31, 2003 to $117,666,000 during the year ended December 31, 2004. This decrease is attributable primarily to the difference between net cash proceeds from the sales of six residential communities in 2004 compared to the sale of one community in 2003. In addition, we acquired $24,592,000 in real estate assets in the year ended December 31, 2004 as compared to $12,052,000 in the year ended December 31, 2003.
          Net cash used in financing activities decreased $93,046,000 from using $4,121,000 during the year ended December 31, 2003 to using $97,167,000 during the year ended December 31, 2004. The increase was due primarily to the following:
•	property sales in 2004 and 2003, which resulted in a net reduction of debt of $9,930,000 in 2003 and $73,521,000 in 2004; and

•	$9,462,000 in proceeds from a land loan used to finance two land acquisitions in 2004; partially offset by:

•	$10,750,000 in proceeds from a mortgage note payable used to refinance the River Oaks property in 2003, partially offset by the repayment of that same mortgage;

•	a net decrease in proceeds from construction notes payable of $9,804,000; and

•	a net increase in dividend payments of $28,547,000, including a special distribution of $32,509,000 in June 2004.
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
          The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at December 31, 2005 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and we make the required principal payments prior to maturity. As described under the heading Short-Term Debt on the page following the table and accompanying footnotes, in March 2006 we extended the maturity dates of the loans secured by Addison Place Shops and the Northridge office building. In addition to the loans described in the table and footnotes, on January 31, 2006, we closed a $4,077,000 short-term, interest only loan with Wachovia Bank secured by our investment in the Highway 20 land. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on January 30, 2007.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
December 31, 2005

			Interest	Maturity	Balance at	Monthly	Balance at
	Lender	Interest Terms	Rate (1)	Date	Maturity	Payment	12/31/05
Addison Place Shops (2) (3)	Compass Bank	LIBOR plus 185 b.p.	6.24	04/30/06	$6,500,000	Interest only	$6,364,000

Northridge Office Building (4)(5)	Bank of North Georgia	LIBOR plus 200 b.p.	6.39	05/28/06	4,000,000	Interest only	4,000,000

Revolving $2 million credit line (4)	Compass Bank	LIBOR plus 175 b.p.	6.04	08/01/06	2,000,000	Interest only	2,000,000

Westside (4)	Compass Bank	LIBOR plus 175 b.p.	6.12	08/31/08	6,480,000	Interest only	6,480,000

Sawmill Village (4)	Bank of North Georgia	LIBOR plus 175 b.p.	6.14	08/31/08	3,335,000	Interest only	3,335,000

Addison Place Townhomes (6)	Prudential Life	Fixed-rate permanent	6.95	11/15/09	8,339,000	$62,885	8,927,000

Grand Pavilion (7)	LaSalle Bank	Fixed-rate permanent	5.43	07/11/13	6,016,000	$40,565	6,962,000

Spectrum (7)	LaSalle Bank	Fixed-rate permanent	5.68	05/01/14	4,546,000	$31,273	5,289,000

Addison Place Apartments	Freddie Mac	Fixed-rate permanent	6.35	05/01/15	18,027,000	$130,669	20,860,000

Bassett (7)	LaSalle Bank	Fixed-rate permanent	8.47	10/01/19	1,943,000	$21,853	2,708,000

Totals					$61,186,000		$66,925,000

(1)	The interest rate shown for variable-rate debt is as of December 31, 2005.

(2)	This loan has an interest rate floor of 3.50%.

(3)	On March 9, 2006, the maturity date of this loan was extended from April 30, 2006 to October 30, 2007.

(4)	Each of these loans has an interest rate floor of 3.75%.

(5)	On March 10, 2006, the maturity date was extended from May 28, 2006 to September 10, 2007, and monthly payments will consist of a fixed principal amount of $13,333 plus interest at the 30-day LIBOR rate plus 200 basis points.

(6)	We may prepay the loan secured by the Addison Place Townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

(7)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves.

     Our existing loans will require balloon payments, in addition to monthly principal amortization, that will become due over the years 2006 to 2019 as summarized below:
Debt Maturity Schedule
as of December 31, 2005

	Principal
Year	Payments	Applicable Communities or Properties
2006 (1) (2) (3)	$12,942,000	Addison Place Shops, Northridge Office Building, Line of Credit
2007	616,000
2008	10,466,000	Westside, Sawmill Village
2009	9,010,000	Addison Place Townhomes
2010	564,000
Thereafter	33,327,000	Grand Pavilion, Addison Place Apartments, Spectrum and Bassett

Total	$66,925,000

(1)	We extended the maturity date of the $6,364,000 Addison Place Shops loan from April 30, 2006 to October 30, 2007.

(2)	We extended the maturity date of the $4,000,000 Northridge Office Building loan from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments will consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,760,000 plus interest

(3)	We paid off the $2,000,000 line of credit in February 2006 with proceeds from the Highway 20 land loan.
   Short-Term Debt
     Our primary need for liquidity in the near term arises from the $4,077,000 in short-term debt that matures January 31, 2007. Although we expect to extend or refinance that debt at or before maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
     Addison Place Shops. On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements and matures on April 30, 2006. Monthly payments are interest only at the 30-day LIBOR plus 185 basis points. At December 31, 2005, $6,364,000 was outstanding on the loan. On March 9, 2006, we extended the maturity date of the loan from April 30, 2006 to October 30, 2007. All other terms and conditions remained the same.
     Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. On May 28, 2005, we extended the maturity date of the loan until May 28, 2006, and reduced the amount of the loan to $4,000,000. On March 10, 2006, we extended the maturity date of the loan from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments will consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,760,000 plus interest.
     Unsecured Line of Credit. We have a $2,000,000 unsecured line of credit, which expires August 1, 2006, to provide funds for short-term working capital purposes. At December 31, 2005, we had drawn the full amount of the line. On February 2, 2006, we paid off the balance with proceeds from the Wachovia land loan that we closed in January 2006. We intend to renew the line of credit, although there is no assurance that the bank will offer renewals or, if the renewal is offered, that it will be on favorable terms.
     Highway 20 Land Loan. On January 31, 2006, we closed a $4,077,000 short-term, interest only loan with Wachovia Bank secured by our investment in the Highway 20 land. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on January 30, 2007.
   Long-Term Debt
     With respect to the debt that matures in 2008 and thereafter, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay that debt at maturity. We currently intend to refinance our maturing debt through debt financing collateralized by mortgages on individual properties, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.
   Land Loans
     In addition to the land loan secured by our Highway 20 property described above, we have two other loans secured by our investment in undeveloped land that bear interest at LIBOR plus 175 basis points. These loans have three-year terms and expire August 31, 2008. Like our long-term debt, we anticipate that we will not have funds on hand to repay the debt at maturity. Instead, we intend to refinance the debt at or before maturity:
•	by extending the maturity date if the property has not been developed,

•	by obtaining a construction loan if we are ready to begin construction, or

•	if the land has been developed and constructed and is generating income, by obtaining a permanent mortgage on the property.
   Floating Rate Debt
     We have six loans that bear interest at floating rates, including the Highway 20 land loan that closed in January 2006. These loans, which had an aggregate outstanding balance of $24.3 million at February 28, 2006, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as has occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $243,000 per year and adversely affect our liquidity and capital resources to that degree.
     Anticipated Effects of Sale of Seven Apartment Communities on our Liquidity and Capital Resources
     As described above, we sold seven residential communities in 2004 and 2005 and acquired three retail centers in 2005. Although we replaced some of the residential communities we sold with operating retail centers, the cash provided by operating activities from the retail centers is substantially less than that of the residential communities we sold. Until we complete our projects under development and begin generating income from these properties, we expect our operating cash flow, debt, principal payments and related interest expense to be materially lower in future years than in previous years. We anticipate that these sales will generally affect our future liquidity and capital resources as follows:
Net Cash Provided by Operating Activities from Continuing Operations. A significant portion of the net cash provided by operating activities from continuing operations has in the past been provided by the seven residential communities that we sold. Accordingly, we expect net cash provided by operating activities from continuing operations to be materially lower in future years than in previous years.
Debt. Mortgage notes payable for the seven residential communities at the time of their sale was $102,214,000 compared to $14,959,000 for the retail centers.
Annual Principal Payments. Annual principal and interest payments for the seven residential communities were $7,484,000 compared to $1,124,000 for the retail centers.
Interest Expense. Interest expense for the seven residential communities was $2,923,000 in 2004, compared to $211,000 for the retail centers in 2005.
     We anticipate that aggregate operating revenues will be adequate to provide short-term (12 months) liquidity for the payment of direct rental operating expenses, interest and scheduled amortization of principal on mortgage debt other than our short-term debt, as noted above. We intend to meet our other short-term liquidity requirements, including general and administrative expenses, and improvements and renovations at existing communities, with cash reserves. If we are unable to secure permanent financing or otherwise refinance our short-term debt, we may have to defer or curtail our planned development and construction activities. In an extreme case, we could be forced to sell one or more properties to repay our short-term debt. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary from the sale of properties.
Contractual Obligations
     The following table presents our contractual obligations as of December 31, 2005 by the period the payments are due (dollars in thousands, unaudited):

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt Obligations	$54,561	$605	$11,146	$9,643	$33,167
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Due to affiliates (1)	2,093	2,093	0	0	0
Other construction obligations	1,532	1,532	0	0	0

Total	$58,186	$4,230	$11,146	$9,643	$33,167

(1)	We enter into design and development agreements with Roberts Properties and construction contracts with Roberts Construction in the normal course of business. The amounts listed in the table are obligations related to the design and development agreements. These agreements are fixed at $5,000 per residential unit and are payable over the planned development period. Obligations related to the construction contracts have not been determined because the design of the projects is still in process. Terms of the construction contracts are cost plus 10% for overhead and profit. We estimate, however, the total amount of construction obligations to be approximately $165.0 million based on current zoning and an estimated cost per unit, although we cannot predict with any certainty the timing of the construction obligations. See Item 13, Certain Relationships and Related Transactions – Transactions with the Roberts Companies, for a description of our design and development agreements and construction contracts with Roberts Properties and Roberts Construction.
     We assumed a mortgage loan when we acquired Spectrum Shopping Center in October 2005. As a condition of the loan, we posted a $500,000 letter of credit upon which the lender could draw to assure that leasing commissions and tenant improvements are funded as necessary. The amount of the leasing reserves can be reduced to $250,000 on April 28, 2007 assuming certain leasing requirements are met. The letter of credit expires on October 26, 2006.
Critical Accounting Policies
     A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing residential communities, retail shopping centers and other commercial real estate assets, our critical accounting policies relate to cost capitalization and asset impairment.
   Cost Capitalization
     Our real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance and development fees incurred during the construction period. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation expense is computed over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment.
     We capitalize direct costs associated with the development and construction of our real estate projects. We expense all internal costs associated with the acquisition of operating these assets to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” for our real estate assets. During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the property and what rent levels we achieve. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.
     We allocate the purchase price of acquired real estate assets to land, building and intangible assets based on their relative fair values. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into Operating Revenues over the terms of the respective leases. The value of in-place leases is amortized over the term of the respective lease. During 2005, we acquired three retail centers in separate transactions totaling $24,156,000.
   Asset Impairment Evaluation
     We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At December 31, 2005, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.
   Derivatives and Hedging Activities
     We generally enter into fixed rate debt instruments. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into an interest rate swap agreement to fix the variable interest rate on our $22,130,000 Addison Place Apartments permanent loan. The swap agreement was scheduled to expire May 10, 2005, the loan’s scheduled maturity date. We held the interest rate swap arrangement and related debt agreement for the Addison Place Apartments permanent loan until April 19, 2005, when we refinanced the loan and paid off the unamortized balance of the related swap agreement.
     Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The swap agreement on our Addison Place Apartments debt was designated as a cash flow hedge and, accordingly, was recorded at fair value in the consolidated balance sheet, and the related gain or loss was deferred in stockholders’ equity, net of minority interest, as a component of other comprehensive income. Any ineffective portions of cash flow hedges are recognized immediately in earnings. In the event the interest rate swap agreement is terminated, we would discontinue prospectively reclassifying amounts in accumulated other comprehensive income to earnings based upon when the hedged transactions are recognized in earnings. Amounts received or paid in connection with the swap agreement are recognized as adjustments to interest related to the designated debt. The net effect of this accounting is that interest on the variable rate-debt is generally recorded based on fixed interest rates.
     The fair value of our interest rate swap agreement at December 31, 2004 was a liability of $436,000, which is a result of a lower market interest rate compared to the synthetically fixed rate. This liability was recorded as a decrease in shareholders’ equity of $320,000 (accumulated other comprehensive income), net of minority interest of $116,000. As noted above, on April 19, 2005, we refinanced the Addison Place Apartments loan and paid off the unamortized balance of the related swap agreement. We have no other derivative or hedging instruments.
Stock Repurchase Plan
     Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We did not repurchase any shares during 2004, 2003 or 2002. We may repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and the price per share.
     In June 2005, we sold the previously acquired treasury shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director, netting $2,901,000 in proceeds.

Supplemental Disclosure of Funds From Operations
     Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from sales of depreciable property and non-recurring items, plus real estate related depreciation and amortization. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (loss) (determined in accordance with GAAP).
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
     The following table reconciles net income (loss) to FFO (dollars in thousands, unaudited).

	Twelve Months Ended December 31,
	2005	2004	2003
Net income (loss)	$1,256	$36,986	$2,690
Minority interest of unitholders – continuing operations	(865)	(596)	(783)
Minority interest of unitholders – discontinued operations	(238)	(844)	(630)
Gain on sale properties, net of minority interest	(4,495)	(40,792)	(6,174)
Depreciation expense – continuing operations	2,116	1,695	1,795
Depreciation expense – discontinued operations	741	2,845	5,184

Funds From Operations	$(1,485)	$(706)	$2,082

Weighted average shares and units outstanding during the period	7,406,066	7,220,658	7,223,727

Inflation
     Because substantially all of our apartment leases are for an initial term of not more than 12 months, we are able, if market conditions permit, to seek increases in rents after the expiration of each lease. Our commercial leases generally provide for rent increases of between 2% and 3.5% per year. The short-term nature of our apartment leases and the annual increases of our commercial leases serve to reduce the risk to us of the adverse effects of inflation.

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
     At February 28, 2006, we have six loans that bear interest at floating rates. These loans, which have an aggregate outstanding balance of $24,255,000, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as has occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $243,000 per year and adversely affect our liquidity and capital resources to that degree.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     On June 8, 2005, Deloitte & Touche LLP (“Deloitte”) advised us that it intended to resign as our independent registered public accounting firm, effective upon conclusion of its review of our interim financial information for the quarter ended June 30, 2005. Deloitte completed its review on August 12, 2005, and its resignation became effective. The resignation of Deloitte was not the result of any disagreement between Deloitte and us on any matter of accounting principles, practices, auditing scope or procedure or financial statement disclosures. After being informed of Deloitte’s intentions in June, our audit committee conducted a search for a new independent registered public accounting firm. On August 12, 2005, the audit committee completed its search and selected Reznick Group, P.C. to succeed Deloitte as our independent auditor.
ITEM 9A. CONTROLS AND PROCEDURES.
     As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION.
     This item is not applicable because there was no information required to be disclosed by the registrant in a report on Form 8-K during the fourth quarter of 2005 that was not reported.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors and Executive Officers
     Charles S. Roberts, age 59, has served as our Chairman of the Board, Chief Executive Officer and President since he founded the company in July 1994. Mr. Roberts’ term as a director expires at the 2006 annual meeting of shareholders. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc.
     In October 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct and manage real estate. Beginning in 1985, Mr. Roberts and Roberts Properties began to focus on developing upscale multifamily residential communities and have won numerous local, regional and national awards for the development of these communities. Mr. Roberts has been a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. (which we acquired in 1997) was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties was awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight out of nine years during the period 1988 through 1996. On a national level, Roberts Properties was awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments in 1991 and 1992. In 1993, Roberts Properties was awarded the coveted Golden Aurora Award for best overall development in the Southeast. Since January 2006, Mr. Roberts has served as president of the board of directors of Big Trees Forest Preserve, a 30-acre urban forest in Sandy Springs, Georgia dedicated to conservation, preservation and education.
     Wm. Jarell Jones, age 57, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro and St. Simons, Georgia since November 1993. Mr. Jones’ term expires at the 2008 annual meeting of shareholders. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.
     Dennis H. James, age 58, a director since June 1995, is Senior Managing Director – Southeast Region, with CBRE Melody & Company, a commercial mortgage banking firm and subsidiary of CB Richard Ellis. Mr. James’ term expires at the 2008 annual meeting of shareholders. Mr. James has over 30 years experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Senior Managing Director of CBRE Melody & Company, he is responsible for the Southeast Region’s overall production and investor relations. He has served on the PPM Finance, Inc. Correspondent Advisory Council, Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor’s degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.
     Charles R. Elliott, age 52, served as a director from October 1994 to February 1995 and became a director again in 2000. Mr. Elliott’s term expires at the 2006 annual meeting of shareholders. Previously he was our Secretary and Treasurer from our inception until July 15, 2002, and our Chief Financial Officer from April 1995 until July 15, 2002, when he became our Senior Vice President – Real Estate. He left Roberts Realty as a full-time employee on August 30, 2002 and returned on a full-time basis from February 17, 2003 to September 30, 2003 as our Chief Operating Officer. In this interim period, he provided limited consulting services for which he was paid a fee. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995, when he joined us as Chief Financial Officer. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. He holds an undergraduate degree in Accounting and a master’s degree in Finance.
     Ben A. Spalding, age 71, a director since October 1994, has worked part-time with Matteson Partners, an Atlanta-based executive search firm, from April 2003 to the present. Mr. Spalding’s term expires at the 2007 annual meeting of shareholders. Previously, he served from 2000 to April 2003 as Executive Vice President of DHR International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor’s degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.
     James M. Goodrich, age 65, served as a director from October 1994 to December 2001 and rejoined our board in November 2004. Mr. Goodrich’s term expires at the 2007 annual meeting of shareholders. Dr. Goodrich is a consulting engineer and private investor. He is a trustee of the North American Electric Reliability Council, whose mission is to promote the reliability of the electricity supply for North America. Dr. Goodrich was a founder and the Executive Vice President of Energy Management Associates, which provided operations and financial planning software and related consulting services to the electric and gas utility industries, from 1975 until October 1993. He also served as a member of its board of directors until 1992, when it was sold to Electronic Data Systems Corporation. Prior to his experience with Energy Management Associates, Dr. Goodrich served in the United States Navy for five years as an officer on the staff of Admiral Hyman Rickover, where he was involved in the technical support of the design and development of nuclear power plants for the Navy. Dr. Goodrich holds a Ph.D. in Nuclear Engineering, a master’s degree in Engineering-Economic Systems, and a bachelor of arts degree, all from Stanford University. He also holds a master’s degree in Engineering Science from George Washington University. Dr. Goodrich has appeared as an expert witness before numerous state public utility commissions, the Federal Energy Regulatory Commission, federal courts and arbitration panels.
     Michael A. Quinlan, age 46, has served as our Chief Financial Officer, Secretary and Treasurer since August 12, 2005 and as Vice President and Controller since April 25, 2005. Prior to joining Roberts Realty, he served as Senior Vice President and Chief Accounting Officer for Cousins Properties Inc. from February 2003 until February 2005. Previously, he served as Vice President/Controller of JDN Realty Corporation from June 2000 to February 2003, Vice President/Controller of JDN Development Company from October 1997 to June 2000, and held various positions with The Rouse Company prior to JDN. Mr. Quinlan is a Certified Public Accountant and has a bachelor’s degree in Accounting from University of New Orleans.

Audit Committee
     The audit committee of our board of directors is composed of Mr. Jones, its chairman, Mr. James, and Dr. Goodrich. The board has determined that Mr. Jones is an “audit committee financial expert” and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2005, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.
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

ITEM 11. EXECUTIVE COMPENSATION.
Compensation of Executive Officers
     Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, is our only executive officer whose total salary and bonus exceeded $100,000 during 2005. Mr. Roberts is our “named executive officer.”
Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)
Charles S. Roberts	2005	150,000	275,000
Chairman of the Board, Chief Executive	2004	150,000	600,000
Officer and President	2003	150,000	0

(1)	Mr. Roberts earned a bonus in 2005 for the sale of our Ballantyne Place community in Charlotte, North Carolina and two bonuses in 2004: (a) $300,000 for the sale of five apartment communities to Colonial Properties Trust and (b) $300,000 for the sale our St. Andrews at the Polo Club apartment community.
     We are not a party to any employment agreements. Although our board of directors has from time to time in the past made individual grants of shares of restricted stock to our officers, we have no equity compensation plans under which we could issue stock, restricted stock or restricted stock units, phantom stock, stock options, SARs, stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, or similar instruments. The board of directors may elect to grant restrictive shares in the future, and in each such event, the board will approve the specific issuance of shares to an individual officer or officers. Under rules of the American Stock Exchange now in effect, however, we may not grant any additional shares of restricted stock to officers, directors, employees or consultants without approval of our shareholders. No shares are presently reserved for that purpose.
     We make payments to affiliates of Mr. Roberts under various agreements and arrangements. See Item 13, Certain Relationships and Related Transactions – Transactions with the Roberts Companies.
Compensation of Directors
     We pay our directors who are not officers of Roberts Realty fees for their services as directors. We do not pay any director fees to Mr. Roberts, who is an officer. Non-officer directors receive an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the board of directors.
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

Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of the Board of Directors is composed of Mr. James, Mr. Jones and Dr. Goodrich. None of them was during 2005, or at any previous time, an officer or employee of Roberts Realty or Roberts Properties Residential, L.P.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table describes the beneficial ownership of shares of our common stock as of March 13, 2006 for:
•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each director and our named executive officer; and

•	our directors and executive officers as a group.
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
     Except as described in this paragraph, unitholders generally have the right to require the operating partnership to redeem their units. Our articles of incorporation limit ownership by any one holder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future. Accordingly, a unitholder cannot redeem units if upon their redemption he would hold more shares than permitted under the applicable percentage limit. A unitholder who submits units for redemption will receive, at our election, either (a) an equal number of shares or (b) cash equal to the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. Our policy is to issue shares in exchange for units submitted for redemption.

		Number of Units
Name of	Number of Shares	Beneficially		Percent of
Beneficial Owner	Owned	Owned	Total	Class(1)
Charles S. Roberts (2)	1,335,123	873,986	2,209,109	33.5%
James M. Goodrich (3)	281,847	0	281,847	4.9%
Dennis H. James	102,052	2,405	104,457	1.8%
Ben A. Spalding (4)	23,252	27,318	50,570	*
Wm. Jarell Jones(5)	32,012	0	32,012	*
Charles R. Elliott	12,200	0	12,200	*
All directors and executive officers as a group: (6 persons) (6)	1,786,486	903,709	2,690,195	40.6%

*	Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 5,727,429, the number of shares outstanding as of March 13, 2006.

(2)	Includes 2,744 shares and 29,500 units owned by a family limited liability company of which Mr. Roberts is the manager. Mr. Roberts disclaims beneficial ownership of those shares and units.

(3)	Includes 158,582 shares owned jointly by Dr. Goodrich and his wife, Penelope; and 108,478 shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons. Each of Dr. and Mrs. Goodrich disclaims beneficial ownership of the shares held by the corporation except to the extent of their respective pecuniary interests in those shares. Dr. Goodrich’s total also includes 14,787 shares he owns through an IRA.

(4)	Includes 7,564 shares owned by partnerships of which Mr. Spalding’s wife is the managing partner. Mr. Spalding’s beneficial ownership of units includes 2,917 units owned by Mrs. Spalding and 24,401 units owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding disclaims beneficial ownership of all units and shares owned by his wife or partnerships of which she is the managing partner.

(5)	Includes 1,745 shares owned by Mr. Jones’ wife, to which Mr. Jones disclaims beneficial ownership.

(6)	Includes an aggregate of 9,309 shares and 27,318 units beneficially owned by two directors’ wives, as to which shares such directors disclaim beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
General
     Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty owns a 75.6% interest in the operating partnership as of February 28, 2006 and is its sole general partner. Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. As explained below, we have entered into transactions with these companies and paid them to perform services for us.
     Under applicable SEC rules, this Item 13 describes any transaction, or series of similar transactions, since January 1, 2005, or any currently proposed transaction, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest:
•	any of our directors or executive officers;

•	any holder we believe owns of record or beneficially more than 5% of our outstanding common stock or units; and

•	any member of the immediate family of any of those persons.
Notes 3 and 9 to our consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section, including in some cases information for periods before 2005.
Transactions with the Roberts Companies
     Overview. We have paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. We have purchased property from Roberts Properties, and we are obligated to use Roberts Properties for development services and Roberts Construction for construction services for some of our undeveloped properties. We summarize these various arrangements below.
     Addison Place Shops Retail Center. On February 27, 2001, we signed an exchange agreement with an intermediary to acquire land previously owned by Roberts Properties Jones Bridge, LLC, of which Mr. Roberts owned a 90% interest. We entered into a cost plus 5% contract with Roberts Construction to build Addison Place Shops, a 42,090 square foot retail center, on the 6.84-acre property, located at the intersection of Abbotts Bridge Road and Jones Bridge Road in front of our Addison Place community in Alpharetta, Georgia. The property became fully operational in May 2005 and is still in its lease-up phase.
     Northridge Community. On June 28, 2001, we purchased 10.9 acres of undeveloped land from Roberts Properties. We intend to develop a 220-unit apartment community on this site, located on Northridge Parkway in Atlanta adjacent to our Northridge office building. We retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. We also entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.
     Northridge Office Building. On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties. The three-story, 37,864 square foot building serves as our corporate headquarters. We occupy a portion of one floor in the building and we lease the remaining space on that floor to Roberts Properties and Roberts Construction. We are in the process of leasing the other two floors to unaffiliated tenants. Roberts Construction completed construction of the building at cost and did not earn a profit on the construction of the building.
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
     Peachtree Parkway Land. On December 29, 2004, we entered into a contract with Roberts Properties Peachtree Parkway, L.P. (“Peachtree Parkway, L.P.”) to purchase an interest in a parcel of undeveloped land in Gwinnett County, Georgia. Mr. Roberts owns 98.7% of Peachtree Parkway, L.P. In February 1995, Mr. Roberts formed Peachtree Parkway, L.P., and the partnership bought a parcel of undeveloped land in Gwinnett County fronting on Peachtree Parkway. On August 20, 2004, Mr. Roberts bought out the other limited partners in Peachtree Parkway, L.P. in accordance with the terms of its partnership agreement. On November 1, 2004, Peachtree Parkway, L.P. sold an 18% undivided interest in a 23.5-acre portion of the property to a long-term investor in partnerships sponsored by Mr. Roberts.
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
     North Springs Land. Mr. Roberts formed Roberts Properties Peachtree Dunwoody, LLC (“Peachtree Dunwoody, LLC”) in August 1999, which bought a 9.84-acre parcel of undeveloped land in Fulton County, Georgia. Peachtree Dunwoody, LLC spent two years rezoning the property and a year successfully defending a homeowners’ lawsuit against Fulton County that challenged the rezoning. On January 20, 2005, we acquired the undeveloped land from Peachtree Dunwoody, LLC for a cash purchase price of $15,700,000. Mr. Roberts owns all of Peachtree Dunwoody, LLC. The North Springs property, which we formerly referred to as the Peachtree Dunwoody property, is zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. We acquired the property in a Section 1031 tax-deferred exchange funded in part by sales proceeds from the sale of the St. Andrews at the Polo Club community. In acquiring the North Springs property, we assumed and became bound by a restrictive covenant recorded in those records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above, except that the covenant expires on January 3, 2015.
     Westside Land. On June 30, 2005, we purchased 14.5 acres of undeveloped land zoned for 217 residential units in the North Atlanta submarket of Alpharetta, Georgia. We acquired the property from Peachtree Dunwoody, LLC for $3,320,000, including closing costs. The acquisition also included a right of first refusal from Cousins Properties to purchase an adjacent seven-acre parcel of land zoned for 105 residential units. Peachtree Dunwoody, LLC had previously purchased the property from Cousins Properties on March 25, 2005, for $3,269,000. We purchased the land from Peachtree Dunwoody, LLC for cost plus carrying costs of $44,000 during the period that Peachtree Dunwoody, LLC owned the land. The land is adjacent to another parcel of undeveloped land that Roberts Realty purchased from Cousins Properties in December 2004.
     Development Fees. From time to time, we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. During 2005 and 2006, we entered into development and design agreements with Roberts Properties on four projects. The projects and associated fees are outlined in the table below.

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	2/28/06	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,197,000	665,000	532,000
Sawmill Village	770,000	—	770,000
Highway 20	1,050,000	—	1,050,000

	$4,797,000	$1,654,000	$3,143,000

     Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. During 2005, we entered into contracts with Roberts Construction on the four projects mentioned above, and we have an existing contract with Roberts Construction we entered into before 2005 for the construction of our Northridge residential project. Terms of the contracts are cost plus 10%. As of the date of this report, we have not finalized the costs of the projects, although we estimate the cost, including contractor fees, to be approximately $165.0 million depending on the number of units and square footage to be constructed. In addition to the current construction contracts, we contracted with Roberts Construction for the construction of Ballantyne Place, our Charlotte, North Carolina community that we sold in May 2005. As of December 31, 2005, we owed Roberts Construction $97,000 for clearing and grading work performed on our North Springs project.
     Other Fees and Reimbursements. From January 1, 2005 to February 28, 2006, we paid Roberts Properties $108,000 for reimbursement of operating costs and expenses, and we paid Roberts Construction $27,000 for project work done at our communities. We have entered into a reimbursement arrangement for the use of an aircraft owned by Roberts Properties, which has provided transportation services to us by flying our employees, including Mr. Roberts, on trips for our business purposes. We pay Roberts Properties for these services in an amount per passenger equal to an available unrestricted coach class fare (or business class fare if no unrestricted coach class is available) for the date and time of travel on a regular air carrier. From January 1, 2005 to February 28, 2006, we paid Roberts Properties $14,000 under this policy, primarily to fly employees to and from Charlotte to complete the construction, manage the lease-up and sale of Ballantyne Place, and to Palm Beach to investigate new investment opportunities in that area.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Deloitte & Touche LLP served as our independent auditors during 2004 and a portion of 2005. On June 8, 2005, Deloitte & Touche LLP advised us that they intended to resign as our independent registered public accounting firm, effective upon conclusion of their review of our interim financial information for the quarter ended June 30, 2005. Our audit committee commenced a search for a firm to succeed Deloitte & Touche, and on August 12, 2005, they selected Reznick Group as our independent registered public accounting firm. The resignation of Deloitte was not the result of any disagreement between the company and Deloitte on any matter of accounting principles, practices, auditing scope or procedure or financial statement disclosures.
Audit Fees
  For 2004
     The aggregate fees billed by Deloitte & Touche for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for that fiscal year, were $116,000.
  For 2005
     The aggregate fees billed by Deloitte & Touche for professional services rendered for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the first and second quarters of 2005 were $14,000.
     The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2005, and for the review of the financial statements included in our Quarterly Report on Form 10-Q for the third quarter of 2005, were $21,637.
Audit Related Fees
     We did not engage either Deloitte & Touche or Reznick Group to provide, and they did not bill us for, professional services that were reasonably related to the performance of the audit of our 2004 or 2005 financial statements, but which are not reported in the previous paragraph.

Tax Fees
  For 2004
     The aggregate fees billed by Deloitte & Touche for professional services rendered related to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2004, were $120,675.
  For 2005
     The aggregate fees billed by Deloitte & Touche for professional services rendered related to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005, were $92,250.
     The aggregate fees billed by Reznick Group for professional services rendered related to tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2005, were $10,500.
All Other Fees
     Deloitte & Touche and Reznick Group did not bill us for any services for the fiscal years ended December 31, 2004 and December 31, 2005 other than for the services described above.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Roberts Realty Investors, Inc.:
We have audited the accompanying consolidated balance sheet of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index to Financial Statements at Item 8. These financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and the financial statement schedule of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2004 and for each of the two years in the period ended December 31, 2004, were audited by other auditors whose report dated March 22, 2005, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary at December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ Reznick Group, P.C.
Atlanta, Georgia
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Roberts Realty Investors, Inc.:
We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Financial Statements at Item 8. These financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roberts Realty Investors, Inc. and its subsidiary at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 22, 2005 (March 21, 2006 as to the
effects of the discontinued operations
described in Note 4)

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,	December 31,
	2005	2004
ASSETS

REAL ESTATE ASSETS – At cost:
Land	$15,705	$9,109
Buildings and improvements	60,890	65,527
Furniture, fixtures and equipment	3,770	6,013

	80,365	80,649
Less accumulated depreciation	(10,258)	(9,157)

Operating real estate assets	70,107	71,492

Construction in progress and real estate under development	42,860	14,559
Land held for development	9,267	13,713

Net real estate assets	122,234	99,764

CASH AND CASH EQUIVALENTS	1,504	27,052

RESTRICTED CASH	117	150

DEFERRED FINANCING COSTS – Net of accumulated amortization of $185 and $445 at December 31, 2005 and 2004, respectively	551	341

FAIR VALUE OF LEASES (net of accumulated amortization of $66)	1,584	—

OTHER ASSETS – Net	1,159	1,922

	$127,149	$129,229

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$44,746	$31,186
Construction loans payable	10,364	32,294
Land notes payable	9,815	9,462
Line of credit payable	2,000	—
Interest rate swap contract payable	—	436
Accounts payable and accrued expenses	577	731
Due to affiliates (including retainage payable of $298 at December 31, 2004)	97	653
Security deposits and prepaid rents	297	250

Total liabilities	67,896	75,012

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	14,459	14,368

SHAREHOLDERS’ EQUITY:

Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,727,429 and 5,668,622 shares issued at December 31, 2005 and 2004, respectively	57	57
Additional paid-in capital	27,067	26,476
Treasury shares, at cost (362,588 shares)	—	(2,764)
Unamortized deferred compensation	(4)	(18)
Retained earnings	17,674	16,418
Accumulated other comprehensive loss	—	(320)

Total shareholders’ equity	44,794	39,849

	$127,149	$129,229

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Rental operations	$5,485	$4,774	$4,607
Other operating income	394	288	282

Total operating revenues	5,879	5,062	4,889

OPERATING EXPENSES:
Personnel	586	508	470
Utilities	394	324	257
Repairs, maintenance and landscaping	442	370	312
Real estate taxes	656	445	403
Marketing, insurance and other	364	286	261
General and administrative expenses	1,561	1,708	2,072
Depreciation expense	2,116	1,695	1,795

Total operating expenses	6,119	5,336	5,570

LOSS FROM OPERATIONS	(240)	(274)	(681)

OTHER INCOME (EXPENSE):
Interest income	265	294	77
Interest expense	(3,118)	(2,479)	(2,003)
Legal settlement	(150)	340	—
Amortization of deferred financing costs	(160)	(101)	(149)

Total other expense	(3,163)	(1,946)	(2,075)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSETS	(3,403)	(2,220)	(2,756)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	865	596	783

LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(2,538)	(1,624)	(1,973)

GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	—	102	77

LOSS FROM CONTINUING OPERATIONS	(2,538)	(1,522)	(1,896)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership	3,794	38,508	4,586

NET INCOME	$1,256	$36,986	$2,690

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (Note 7):

Loss from continuing operations	$(0.46)	$(0.29)	$(0.37)

Income from discontinued operations	0.69	7.30	0.89

Net income	$0.23	$7.01	$0.52

Weighted average common shares – basic	5,522,630	5,280,064	5,171,748

Weighted average common shares – diluted (effect of operating partnership units)	7,406,066	7,220,658	7,223,727

Cash dividends per share	$0.00	$4.50	$0.55

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands, Except Share and Per Share Data)

	Common Shares					Other		Total
	Number of		Paid-In	Treasury	Deferred	Comprehensive	Retained	Shareholders’
	Shares Issued	Amount	Capital	Shares	Compensation	Income	Earnings	Equity
BALANCE AS OF DECEMBER 31, 2002	5,459,391	$55	$25,408	$(2,764)	$(139)	$(3,398)	$3,317	$22,479

Comprehensive income
Net income							2,690	2,690
Unrealized gain on interest rate swaps						1,045		1,045

Total comprehensive income								3,735

Conversion of units to shares	124,303	1	623					624
Dividends declared ($0.55 per share)							(2,854)	(2,854)
Restricted shares issued to employees, net of forfeitures	1,512		8		(8)
Amortization of deferred compensation					54			54
Adjustment for minority interest in the operating partnership			11					11

BALANCE AS OF DECEMBER 31, 2003	5,585,206	56	26,050	(2,764)	(93)	(2,353)	3,153	24,049

Comprehensive income
Net income							36,986	36,986
Unrealized gain on interest rate swaps						2,033		2,033

Total comprehensive income								39,019

Conversion of units to shares	93,896	1	473					474
Dividends declared ($4.50 per share)							(23,721)	(23,721)
Restricted shares issued to employees, net of forfeitures	(10,480)		(75)		75
Adjustment for minority interest in the operating partnership			28					28

BALANCE AS OF DECEMBER 31, 2004	5,668,622	57	26,476	(2,764)	(18)	(320)	16,418	39,849

Comprehensive income
Net income							1,256	1,256
Unrealized gain on interest rate swaps						320		320

Total comprehensive income								1,576

Sale of treasury shares			137	2,764				2,901
Conversion of units to shares	59,085		285					285
Restricted shares issued to employees, net of forfeitures	(278)		(2)		2			—
Amortization of deferred compensation					12			12
Adjustment for minority interest in the operating partnership			171					171

BALANCE AS OF DECEMBER 31, 2005	5,727,429	$57	$27,067	$—	$(4)	$—	$17,674	$44,794

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2005	2004	2003
		(Revised –	(Revised –
		See Note 2)	See Note 2)
OPERATING ACTIVITIES:
Net income	$1,256	$36,986	$2,690
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) from discontinued operations, net of minority interest	(3,778)	(38,508)	(4,586)
Minority interest of unitholders in the operating partnership	(879)	(596)	(783)
Depreciation and amortization	2,276	1,795	1,944
Amortization of above and below market leases	10	—	—
Amortization of deferred compensation	14	—	54
Gain on sale of real estate assets, net of minority interest	—	(102)	(74)
Changes in assets and liabilities:
Decrease (increase) in other assets	359	(895)	300
(Increase) in restricted cash	(17)	(30)	(7)
Increase (decrease) in accounts payable and accrued expenses relating to operations	98	(143)	(801)

Net cash (used in) operating activities from continuing operations	(661)	(1,493)	(1,263)
Net cash provided by (used in) operating activities from discontinued operations	355	(537)	3,234

Net cash (used in) provided by operating activities	(306)	(2,030)	1,971

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	—	890	381
Acquisition and construction of real estate assets	(57,735)	(24,592)	(12,052)

Net cash (used in) investing activities from continuing operations	(57,735)	(23,702)	(11,671)
Net cash provided by investing activities from discontinued operations	36,693	141,368	16,862

Net cash (used in) provided by investing activities	(21,042)	117,666	5,191

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(1,442)	(297)	(1,107)
Proceeds from mortgage notes payable	36,036	—	10,750
Repayment of mortgage notes, including prepayment penalty	(21,034)	—	(8,487)
Proceeds from line of credit	2,000	—	—
Payment of loan costs	(1,042)	(121)	(252)
Proceeds from construction loans	1,084	2,763	12,567
Repayment of construction note payable	(530)	—	—
Proceeds from land notes payable	20,765	9,462	—
Repayment of land notes payable	(20,413)	(3,000)	(3,700)
Re-issuance of treasury shares	2,901	—	—
(Decrease) increase in amounts due affiliates	(308)	56	—
Payment of dividends and distributions	—	(32,509)	(3,962)

Net cash provided by (used in) financing activities from continuing operations	18,017	(23,646)	5,809
Net cash (used in) financing activities from discontinued operations	(22,217)	(73,521)	(9,930)

Net cash (used in) investing activities	(4,200)	(97,167)	(4,121)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,548)	18,469	3,041

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,052	8,583	5,542

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,504	$27,052	$8,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,924	$6,167	$9,395

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting of multifamily residential communities and commercial properties. Roberts Realty owns and operates multifamily residential and other properties as a self-administered, self-managed equity real estate investment trust (“REIT”).
Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its wholly owned subsidiaries. Roberts Realty is the sole general partner of the operating partnership and had a 75.6% and 73.5% ownership interest at December 31, 2005 and December 31, 2004, respectively. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.
At December 31, 2005, Roberts Realty owned;
•	two multifamily apartment communities totaling 403 residential units in the Atlanta metropolitan area;

•	four retail centers totaling 151,527 square feet, including a 39,205 square foot retail center that is in its lease-up phase;

•	a 37,864 square foot commercial office building that is also in its lease-up phase;

•	six tracts of undeveloped land totaling 104 acres in various phases of development; and

•	a 44-acre tract of land that is held for investment.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.
The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and will change as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 25.4%, 26.9% and 28.4% for the years ended December 31, 2005, 2004 and 2003, respectively. The minority interest of the unitholders was $14,459,000 and $14,368,000 at December 31, 2005 and 2004, respectively.
Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, on a one-for-one basis, or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares. Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was subsequently revised in December 2003. Roberts Realty adopted FIN 46 in January 2004, at which time it determined that it had no variable interest entities.
In Roberts Realty’s consolidated statement of cash flows for the years ended December 31, 2004 and 2003, it reported discontinued operations separately from continuing operations in operating, investing and financing activities. Roberts Realty had previously presented discontinued operations only for operating activities.
Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. Roberts Realty evaluates the carrying value of its real estate assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. In identifying potential impairment, management considers such factors as declines in a property’s operating performance or market value, a change in use, or adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from the asset’s use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset’s carrying cost, the asset is written down to its fair value. None of Roberts Realty’s real estate assets have required write-downs.
The purchase price of acquired real estate assets is allocated to land, building and intangible assets, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Accounting for Business Combinations.” Roberts Realty allocates the purchase price to the acquired assets based on their relative fair values. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into Operating Revenues over the terms of the respective leases. The net value of above and below market leases acquired was $133,000, and is included in Other Assets on the Consolidated Balance Sheet as of December 31, 2005. The value of in-place leases is amortized over the term of the respective lease. During 2005, Roberts Realty acquired three retail centers in separate transactions totaling $24,156,000.
Expenditures directly related to the development, acquisition and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Interest is capitalized on qualifying assets during construction using a weighted average interest rate for all indebtedness. Interest capitalized for the years ended December 31, 2005, 2004, and 2003 was $356,000, $707,000 and $1,345,000, respectively. Real estate taxes incurred during construction are also capitalized. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the lease. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Buildings are generally depreciated over 27.5 years. Land improvements are depreciated over 15 years, and furniture, fixtures and equipment are depreciated over five to seven years.
Roberts Realty recognizes gains on sales of assets in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” If any significant continuing obligation exists at the date of the sale, Roberts Realty would defer a portion of the gain attributable to the continuing obligation until such time as the continuing obligation expired or was removed. There were no such continuing obligations on the sales of Roberts Realty’s assets in 2005, 2004 or 2003.
Cash and Cash Equivalents. All investments purchased with an original maturity of three months or less, are considered to be cash equivalents.

Restricted Cash. Restricted cash consists of resident security deposits of $117,000 and $150,000 at December 31, 2005 and 2004, respectively.
Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.
Revenue Recognition. Roberts Realty leases its residential properties under operating leases with terms generally one year or less. Commercial leases for Roberts Realty’s retail and office properties generally have terms of three to five years, with options to renew for an additional three to five years. Roberts Realty recognizes revenue for recoveries from tenants of operating expenses such as real estate taxes, insurance and trash removal. Rental income is recognized when earned, which materially approximates revenue recognition on a straight-line basis.
At December 31, 2005, future minimum rentals to be received by Roberts Realty under commercial leases, excluding recoveries for operating expenses, were as follows:

Year	Amount
2006	$2,127,000
2007	1,918,000
2008	1,549,000
2009	1,340,000
2010	1,042,000
Thereafter	1,900,000

Total	$9,874,000

Income Taxes. Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. If Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. A reconciliation of net income and taxable income for the years ending December 31, 2005, 2004 and 2003 is as follows:

	(Estimate)
	2005	2004	2003
Net income	$1,256	$36,986	$2,690

Adjustments to net income:
Gains from real estate sales	(1,170)	(11,014)	(1,091)
Depreciation	(166)	(939)	586
Amortization of intangibles	70	29	60
Prepaid rents	26	(48)	(7)
Unearned compensation	(49)	(58)	(9)
Capitalized costs	—	58	105
Dividends paid deduction	—	(23,654)	(2,689)
Operating loss	(481)	(1,858)	(1,858)
Other	17	16	17

Taxable income	$(497)	$(481)	$(2,196)

Tax Status of Dividends. Roberts Realty paid dividends in the form of special distributions to shareholders and unitholders of $4.50 per share and $0.55 per share in 2004 and 2003, respectively. It paid no dividends in 2005. Of the dividends paid in 2004 and 2003, Roberts Realty designated the percentage of the total dividend listed in the table below as the following types of income:

	2004	2003
Pre-May 6 capital gains	0%	1%
Long-term capital gains	60%	52%
Unrecaptured section 1250 gains	34%	41%
Non-taxable return of capital	6%	6%
Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed to reflect the potential dilution of all instruments or securities that are convertible into shares of common stock.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) effective for fiscal years beginning after December 15, 2005. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Roberts Realty anticipates that the adoption of SFAS No. 154 will have no effect on its financial statements.
3.	ACQUISITIONS AND DISPOSITIONS
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
On August 27, 2003, Roberts Realty paid a special distribution of $0.55 per share to shareholders and unitholders of record on August 18, 2003. Roberts Realty paid the special distribution from the profit generated by the August 6, 2003 sale of the Highland Park community.
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
On October 29, 2004, Roberts Realty sold a 1.2-acre parcel of land located adjacent to its Addison Place community to an unrelated third party for $895,000, resulting in a gain of approximately $102,000, net of minority interest of $37,000. Net sales proceeds were approximately $890,000 after deduction of closing costs and prorations totaling $5,000.
On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.6 acres of undeveloped land for $7,786,000, including closing costs, from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. The land is zoned for 292 residential units and is located on Peachtree Parkway in Gwinnett County, Georgia. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor on a cost plus basis plus 10% (5% profit and 5% overhead). The transaction was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. See Note 9 – Related Party Transactions.
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
On January 20, 2005, Roberts Realty purchased 9.8 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000, including closing costs and was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. The property, which Roberts Realty refers to as the North Springs property, is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the Perimeter Center submarket of Atlanta. The property is zoned for a mixed-use development of 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor on a cost plus basis plus 10% (5% profit and 5% overhead). See Note 9 – Related Party Transactions.
On May 31, 2005, Roberts Realty sold its Ballantyne Place community in Charlotte, North Carolina for $37,250,000, with the buyer paying an additional $690,000 to reimburse the company for a previously paid loan commitment fee, resulting in a total price of $37,940,000, or an average of $118,934 per residential unit. The gain on sale was $4,495,000, net of minority interest of $1,530,000, and cash proceeds were approximately $14,316,000, net of closing costs, mortgage debt and prorations. Roberts Realty reinvested the proceeds in three existing retail centers and three undeveloped tracts of land, as more fully described below, through a Section 1031 tax-deferred exchange.
On June 30, 2005, Robert Realty purchased 14.5 acres of undeveloped land zoned for 217 residential units adjacent to the 29.5 acres on Westside Parkway that Roberts Realty purchased in December 2004. The land was acquired for $3,320,000, including closing costs, from Roberts Properties Peachtree Dunwoody, LLC, which is wholly owned by Mr. Roberts. The acquisition included a right of first refusal to acquire an adjacent seven-acre parcel of land zoned for 105 residential units from an unrelated third party.
On August 4, 2005, Roberts Realty purchased 22.1 acres of undeveloped land, referred to as Sawmill Village, zoned for 154 residential units in Cumming, Georgia, a suburb of Atlanta. The purchase price was $4,829,000, including closing costs, and sewer tap fees of $431,000.
On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323-square-foot retail center located in Alpharetta, Georgia for $10,889,000, including closing costs. Grand Pavilion was 88% leased at the time of the purchase. Roberts Realty assumed $6,987,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.
On September 30, 2005, Roberts Realty purchased Bassett Shopping Center, a 19,949-square-foot retail center located in Buford, Georgia for $4,824,000, including closing costs. Built in 1999, the property is 100% leased and is located directly across from the Mall of Georgia. Roberts Realty assumed $2,715,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.
On October 27, 2005, Roberts Realty purchased Spectrum at the Mall of Georgia, a 30,050-square-foot retail center in Gwinnett County, Georgia, for $8,495,000. Spectrum was 83% leased at the time of the purchase. Roberts Realty assumed $5,306,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.
On November 23, 2005, Roberts Realty purchased 36.9 acres of undeveloped land zoned, referred to as Highway 20, for 210 residential units in Cumming, Georgia. The purchase price was $5,051,000, which included closing costs and sewer tap fees of $840,000. On January 31, 2006, Roberts Realty purchased an additional 1.29-acre parcel of land adjacent to the 36.9 acres. See Note 12 — Subsequent Events, for more information.
The unaudited pro forma amounts from the acquisition of Grand Pavilion, Bassett Shopping Center and Spectrum at the Mall of Georgia for the year ended December 31, 2005, assuming that the acquisitions had taken place on January 1, 2005 is presented below (dollars in thousands, except share and per share amounts).

	For the year ended December 31, 2005
		Pro forma
	As reported	Adjustments	Pro forma
Total operating revenues	5,879	1,918	7,797
Loss (income) from continuing operations	(2,538)	472	(2,066)
Net income	1,256	472	1,728

Weighted average common shares — basic	5,522,630	5,522,630	5,522,630

Weighted average common shares — diluted	7,406,066	7,406,066	7,406,066

Per Share Data — Basic and Diluted
Net income	$0.23	$0.08	$0.31

Unaudited pro forma amounts for the years ended December 31, 2005, 2004 and 2003 assuming the sales of Ballantyne Place, Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, Veranda Chase, St. Andrews at the Polo Club and Highland Park had taken place as of January 1, 2003 for the periods presented, are presented below (dollars in thousands, except per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the acquisition and sales occurred at the beginning of the period presented, nor is it indicative of future results.

	Years Ended December 31,
	2005	2004	2003
Total operating revenues	$5,879	$5,062	$4,889
Net loss	(2,538)	(1,522)	(1,896)

Weighted average common shares – basic	5,522,630	5,280,064	5,171,748

Weighted average common shares — diluted	7,406,066	7,220,658	7,223,727

Per Share Data – Basic and Diluted
Net loss	(0.46)	(0.29)	(0.37)

4.	DISCONTINUED OPERATIONS
Roberts Realty reports the results of operations and gains or losses for sold properties in accordance with SFAS No. 144. Gains and losses and results of operations from sold properties are listed separately on the Consolidated Statements of Operations. For the year ended December 31, 2005, Income from Discontinued Operations relates to the Ballantyne Place community that Roberts Realty sold on May 31, 2005. For the years ended December 31, 2004 and 2003, income from discontinued operations includes operations from Ballantyne Place and operations from the following apartment communities that Roberts Realty sold on the dates indicated:
•	Bradford Creek, a 180-unit community sold on June 2, 2004;

•	Plantation Trace, a 232-unit community sold on June 2, 2004;

•	Preston Oaks, a 213-unit community sold on June 2, 2004;

•	River Oaks, a 216-unit community sold on June 2, 2004;

•	Veranda Chase, a 250-unit community sold on June 2, 2004; and

•	St. Andrews at the Polo Club, a 200-unit community sold on July 29, 2004;

•	Highland Park, a 188-unit community sold on August 6, 2003.
Roberts Realty borrows against its real estate assets during the construction period, then converts these construction loans to fixed rate mortgages once the properties become stabilized. Interest expense on these sold properties and any related expenses on the retirement of debt are included in discontinued operations in the year incurred. The table on the following page summarizes revenue and expense information for Roberts Realty’s discontinued operations for the twelve month periods ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Year Ended
	December 31,
	2005	2004	2003
OPERATING REVENUES:
Rental operations	$887	$6,560	$14,626
Other operating income	41	420	919

Total operating revenues	928	6,981	15,545

OPERATING EXPENSES:
Personnel	211	943	1,673
Utilities	83	509	968
Repairs, maintenance and landscaping	67	514	1,050
Real estate taxes	151	944	1,646
Marketing, insurance and other	146	606	961
Depreciation of real estate assets	741	2,845	5,184

Total operating expenses	1,399	6,361	11,482

INCOME FROM OPERATIONS	(471)	620	4,063

OTHER EXPENSE:
Interest expense	(450)	(2,923)	(5,977)
Expenses related to retirement of debt	—	(719)	(148)
Amortization of deferred financing costs	(18)	(106)	(156)

Total other expense	(468)	(3,748)	(6,281)

Loss before minority interest	(939)	(3,128)	(2,218)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	238	844	630

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(701)	(2,284)	(1,588)

GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders	4,495	40,792	6,174

INCOME FROM DISCONTINUED OPERATIONS	$3,794	$38,508	$4,586

5.	NOTES PAYABLE
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
Line of Credit. Roberts Realty has a $2,000,000 unsecured line of credit that bears interest at LIBOR plus 175 basis points, which expires August 1, 2006, to provide funds for short-term working capital purposes. At December 31, 2005, the balance was $2,000,000.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at December 31, 2005 and 2004 were as follows:

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/05	12/31/05	12/31/04

Addison Place Townhomes	11/15/09	6.95%	$8,927,000	$9,056,000
Addison Place Apartments	05/01/15	6.35%	20,860,000	22,130,000
Grand Pavilion Shopping Center	07/11/13	5.43%	6,962,000	—
Bassett Shopping Center	10/01/19	8.47%	2,708,000	—
Spectrum Shopping Center	5/01/14	5.68%	5,289,000	—

Total			$44,746,000	$31,186,000

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
On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323 square foot retail center, and assumed $6,987,000 in 5.43% fixed-rate debt that matures July 11, 2013. On September 30, 2005, Roberts Realty purchased Bassett Shopping Center, a 19,949 square foot retail center, and assumed $2,715,000 in 8.47% fixed-rate debt that matures October 1, 2019. On October 27, Roberts Realty purchased Spectrum Shopping Center, a 30,050 square foot retail center, and assumed $5,306,000 in 5.68% fixed-rate debt that matures May 1, 2014. The assumed loans are secured by the respective properties, and are amortized over thirty years, maturing at the dates indicated.
Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan until May 28, 2005 and reduced to $4,530,000 the maximum principal amount available to be borrowed under the loan. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date until May 28, 2006. At December 31, 2005, $4,000,000 was drawn on the loan. The interest rate at December 31, 2005 was 6.39%. On March 10, 2006, Roberts Realty extended the maturity date from May 28, 2006 to September 10, 2007. See Note 12, Subsequent Events for more information.
On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points and matures on April 30, 2006. At December 31, 2005, $6,364,000 was drawn on the loan. The interest rate at December 31, 2005 was 6.24%. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007. See Note 12, Subsequent Events for more information.

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
On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to the company’s Westside land purchased in December 2004, increasing its total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan with Compass Bank secured by its investment in Westside. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 27, 2008. The interest rate at December 31, 2005 was 6.12%. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above.
On September 29, 2005, Roberts Realty closed a $3,335,000, interest-only loan with Bank of North Georgia secured by Sawmill Village, a 22.1-acre tract of undeveloped land located in Cumming, Georgia. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 29, 2008. The interest rate at December 31, 2005 was 6.14%. Roberts Realty used the proceeds from the loan to fund acquisition of Spectrum Shopping Center, as described in Note 3.
On January 31, 2006, Roberts Realty closed a $4,077,000, interest-only loan with Wachovia Bank, N.A. secured by its investment in the Highway 20 land in Cumming, Georgia. See Note 12 — Subsequent Events, for more information.
The scheduled principal payments of all debt outstanding at December 31, 2005 are as follows:

2006 (1) (2) (3)	$12,942,000
2007	616,000
2008	10,466,000
2009	9,010,000
2010	564,000
Thereafter	33,327,000

$66,925,000

(1) In March 2006, Roberts Realty extended the maturity date of the $6,364,000 Addison Place Shops loan from April 30, 2006 to October 30, 2007.
(2) In March 2006, Roberts Realty extended the maturity date of the $4,000,000 Northridge Office Building loan from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments will consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,760,000 plus interest
(3) Roberts Realty paid off the $2,000,000 line of credit in February 2006 with proceeds from the Highway 20 land loan.
The weighted average interest rate on short-term debt was 6.27% as of December 31, 2005. Interest capitalized was $356,000, $707,000 and $1,345,000 for the year ended December 31, 2005, 2004 and 2003, respectively. Fixed rate mortgage debt with an aggregate carrying value of $44,746,000 at December 31, 2005 has an estimated approximate fair value of $45,195,000 based on interest rates available to Roberts Realty for debt with similar terms and maturities. Real estate assets having a combined depreciated cost of $56,455,000 served as collateral for the outstanding mortgage debt at December 31, 2005.

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
Roberts Realty generally enters into fixed rate debt instruments for its operating assets. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty entered into an interest rate swap agreement to fix the interest rate on its Addison Place Apartments loan with Wachovia (see Note 5 – Notes Payable). At December 31, 2004, the liability relating to the estimated fair value of the swap was $436,000, which resulted in a decrease in shareholders’ equity of $320,000 (accumulated other comprehensive income), net of minority interest of $116,000. The swap agreement was scheduled to expire May 10, 2005, the loan’s scheduled maturity date. The swap agreement was designated as a cash flow hedge and, accordingly, was recorded at fair value in the consolidated balance sheets, and the related gains or losses were deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements were recognized as adjustments to interest related to the designated debt. Any ineffective portions of cash flow hedges were recognized immediately in earnings. Roberts Realty held the interest rate swap arrangement and related debt agreement for the Addison Place Apartments mortgage loan until April 19, 2005, when it refinanced the mortgage loan and paid off the unamortized balance of the related swap agreement.
7.	SHAREHOLDERS’ EQUITY
Exchanges of Units for Shares. During the years ended December 31, 2005, 2004, and 2003, a total of 59,085, 93,896, and 124,303 units, respectively, were exchanged for the same number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.
Restricted Stock. During the year ended December 31, 2003, Roberts Realty granted 2,735 shares of restricted stock to certain employees, net of forfeitures. The market value of these restricted stock grants totaled $19,000. The market value of restricted stock grants was recorded as unamortized deferred compensation and is shown as a separate component of shareholders’ equity. As of December 31, 2005, the unamortized balance was $4,000. These restricted shares vest 100% at the end of a three-year vesting period and are being amortized to compensation expense ratably over the vesting period.
Roberts Realty accounts for its restricted stock plan in accordance with SFAS No. 123R, “Share Based Payment,” which was revised in December 2004. SFAS No. 123R requires that the cost resulting from all share based payment transactions be recognized in the financial statements. The issuance of SFAS No. 123R had no effect on Roberts Realty’s financial statements.
Dividends and Distributions. On August 27, 2003, Roberts Realty paid a special distribution of $0.55 per share to shareholders and unitholders of record on August 18, 2003. On June 18, 2004, Roberts Realty paid a special distribution of $4.50 per share/unit to shareholders and unitholders in the operating partnership of record on June 14, 2004. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.

Treasury Stock. Roberts Realty repurchased 362,588 shares of its common stock for $2,764,000 prior to 2002, and held those shares in treasury. In June 2005, Roberts Realty sold the treasury shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director, for $2,901,000. Proceeds of the sale of these shares were used to fund Roberts Realty’s development and construction program.
Earnings Per Share. Reconciliations of income available to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	2005	2004	2003
Loss from continuing operations – basic	$(2,538)	$(1,522)	$(1,896)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(865)	(556)	(751)

Loss from continuing operations – diluted	$(3,374)	$(2,078)	$(2,647)

Income from discontinued operations — basic	$3,794	$38,508	$4,586
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	1,292	14,167	1,844

Income from discontinued operations – diluted	$5,086	$52,675	$6,430

Net income – diluted	$1,712	$50,597	$3,783

Weighted average shares – basic	5,522,630	5,280,064	5,171,748
Dilutive securities – weighted average units	1,883,436	1,940,594	2,051,979

Weighted average shares – diluted	7,406,066	7,220,658	7,223,727

8.	SEGMENT REPORTING
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
Roberts Realty owns, operates, develops and constructs multifamily apartment communities, retail centers and office buildings, all of which are currently located in Georgia. In addition to several unimproved parcels currently under development or held for investment, Roberts Realty owns two apartment communities totaling 403 residential units, three retail centers totaling 112,322 square feet, a 39,205 square foot retail center located adjacent to its Addison Place apartment community in its lease-up phase and a 37,864 square foot office building also in its lease-up phase. Roberts Realty manages and evaluates the performance of each of its properties on an individual basis and does not report the performance of its properties, nor allocate resources, through separate operating segments. Roberts Realty has aggregated its properties into one reportable segment that comprises 100% of its revenue. At December 31, 2005, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

9.	RELATED PARTY TRANSACTIONS

Transactions with Mr. Charles S. Roberts and His Affiliates

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, Roberts Realty adopted a new charter for the audit committee of its board of directors on May 19, 2004 under the applicable rules of the American Stock Exchange. Under the new charter, related party transactions are subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with those policies.

Design and Development Agreements with Roberts Properties. Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. On April 14, 2005, Roberts Realty entered into design and development agreements with Roberts Properties relating to the Peachtree Parkway property and the North Springs property (formerly referred to as the Peachtree Dunwoody property). On August 4, 2005, Roberts Realty entered into a design and development agreement with Roberts Properties relating to the Sawmill Village property. (In February 2006, Roberts Realty entered into a design and development agreement with Roberts Properties relating to the Highway 20 property. See Note 12 – Subsequent Events.) The financial terms of the agreements are generally $5,000 per residential unit payable over the development period. The following table provides information about these design and development agreements.

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	12/31/05	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,197,000	665,000	532,000
Sawmill Village	770,000	—	770,000

	$3,747,000	$1,654,000	$2,093,000

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
On April 14, 2005, Roberts Realty entered into cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the North Springs property. On August 4, 2005, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Sawmill Village property. See Note 10 – Commitments and

Contingencies, below for more information. In February 2006, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Highway 20 property. See Note 12 – Subsequent Events.
Land Acquisitions. On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.5 acres of undeveloped land for $7,770,000 from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. Restrictive covenants on the land require that if the property is developed for residential use Roberts Properties will be engaged as the development company and will be paid a development fee of $5,000 per residential unit and Roberts Construction will be engaged as the general contractor for the project on a cost plus 10% basis.
On January 20, 2005, Roberts Realty purchased 9.8 acres of undeveloped land for $15,700,000 from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. Restrictive covenants on the land require that if the property is developed for residential use Roberts Properties will be engaged as the development company and will be paid a development fee of $5,000 per residential unit and Roberts Construction will be engaged as the general contractor for the project on a cost plus 10% basis. The independent members of the board of directors approved the foregoing arrangements with Roberts Properties and Roberts Construction. Roberts Realty entered into design and development agreements and construction contracts on the Peachtree Parkway and North Springs projects to satisfy the restrictive covenants.
Roberts Realty paid Roberts Construction for labor and materials to perform capital improvements for the communities in the amount of $27,000, $12,000 and $57,000 in 2005, 2004 and 2003, respectively.
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
Other Fees. During 2005, 2004 and 2003, affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $108,000, $88,000 and $163,000, respectively.
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
Transactions with Other Directors
Other Fees. In 2004, Roberts Realty paid Charles R. Elliott, a director of Roberts Realty and former Chief Financial Officer, $205,000 in consulting fees for services he performed on the sale of five apartment communities to Colonial Properties Trust, the sale of St. Andrews at the Polo Club, the refinancing of Ballantyne Place debt and the refinancing of Addison Place Apartments debt.
10.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has several projects in various phases of development, and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 9 — Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction its cost plus 10%. The cost of these construction projects has not yet been determined as the design of the projects and the number of units and square footage to be constructed is still being finalized. Roberts Realty has also entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of the projects. Roberts Realty estimates the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs and Peachtree Parkway projects. As of December 31, 2005, outstanding commitments on these contracts totaled $1,532,000. As of December 31, 2005, Roberts Realty had one $500,000 letter of credit outstanding.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 1,849,486 units outstanding at December 31, 2005 that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2005.

Under various federal, state and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty’s operating properties, development projects and land held for investment have not revealed any environmental liability that it believes would have a material adverse effect on its business, assets or results of operations, nor is Roberts Realty aware of any liability of that type.
11.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)
	Quarter Ended
	March 31	June 30	September 30	December 31

Year Ended December 31, 2005
Total operating revenues	$1,325	$1,330	$1,332	$1,892
(Loss) income from operations	(39)	(127)	(128)	54
(Loss) from continuing operations	(589)	(642)	(710)	(597)
Income (loss) from discontinued operations	(410)	4,175	29	—
Net income (loss)	(999)	3,533	(681)	(597)
Per share (diluted):
Loss from continuing operations	$(0.11)	$(0.12)	$(0.13)	$(0.10)
Income (loss) from discontinued operations	(0.08)	0.77	0.00	0.00
Net income (loss)	(0.19)	0.65	(0.13)	(0.10)

Year Ended December 31, 2004
Total operating revenues	$1,229	$1,570	$1,280	$983
Income (loss) from operations	9	284	(162)	(405)
Loss from continuing operations	(440)	(172)	(544)	(366)
Income (loss) from discontinued operations	(153)	31,702	7,435	(476)
Net income (loss)	(593)	31,532	6,891	(844)
Per share (diluted):
(Loss) from continuing operations	$(0.08)	$(0.03)	$(0.10)	$(0.08)
Income (loss) from discontinued operations	(0.09)	6.00	1.42	(0.03)
Net income (loss)	(0.17)	5.97	1.32	(0.11)
     (Amounts have been restated, as appropriate, to give effect to discontinued operations).
12.	SUBSEQUENT EVENTS

On January 31, 2006, Roberts Realty purchased a 1.29-acre parcel of land for $387,000 adjacent to its Highway 20 land in Cumming, Georgia. Simultaneously, Roberts Realty closed a $4,077,000 loan with Wachovia Bank, N.A. The loan is secured by the Highway 20 land, including the newly acquired outparcel, bears interest at the 30-day LIBOR rate plus 175 basis points and matures on January 30, 2007.

On February 3, 2006, Roberts Realty entered into a listing agreement with CB Richard Ellis to sell its Addison Place Townhome community. Because the listing agreement was entered into after December 31, 2005, and there is no assurance that a contract will be received at a price acceptable to Roberts Realty, it is not classified as held for sale as of December 31, 2005.

On February 21, 2006, Roberts Realty entered into a design and development agreement with Roberts Properties and a cost plus 10% construction contract with Roberts Construction relating to the Highway 20 property.

On February 24, 2006, Michael A. Quinlan and Roberts Realty’s Board of Directors mutually agreed that Mr. Quinlan will resign his position as Chief Financial Officer, Secretary and Treasurer effective April 14, 2006.
On March 9, 2006, Roberts Realty extended the maturity date of the debt secured by the Addison Place Shops from April 30, 2006 to October 30, 2007. All other terms and conditions remained the same.
On March 10, 2006, Roberts Realty extended the maturity date of the debt secured by the Northridge office building from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments will consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,760,000 plus interest.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(Dollars in Thousands)

		Initial Cost to Company			Carried at Close of Period
				Improvements
				Capitalized
				After
			Buildings and	Acquisition/		Buildings and
Description	Encumbrance	Land	Improvements	Construction	Land	Improvements	Total

OPERATING PROPERTIES
Addison Place Apartments	$20,860	$3,152	$25,917	$417	$3,152	$26,334	$29,486
Addison Place Townhomes	8,927	2,053	10,440	339	2,053	10,779	12,832
Grand Pavilion Shopping Center (a)	6,962	3,120	7,008	—	3,120	7,008	10,128
Addison Place Shops	6,364	2,107	6,569	25	2,107	6,594	8,701
Spectrum Shopping Center (a)	5,289	3,190	4,565	51	3,190	4,616	7,806
Northridge Office Building	4,000	357	6,511	55	357	6,566	6,923
Bassett Shopping Center (a)	2,708	1,726	2,763	—	1,726	2,763	4,489

Total Operating Properties	$55,110	$15,705	$63,773	$887	$15,705	$64,660	$80,365

CONSTRUCTION IN PROGRESS AND REAL ESTATE UNDER DEVELOPMENT

North Springs	$—	$15,739	$—	$1,671	$15,739	$1,671	$17,410
Peachtree Parkway	—	7,813	—	1,070	7,813	1,070	8,883
Northridge Community	—	5,300	—	1,387	5,300	1,387	6,687
Highway 20 Cumming	—	5,051	—	—	5,051	—	5,051
Sawmill Village	3,335	4,829	—	—	4,829	—	4,829

Total Properties Under Construction	$3,335	$38,732	$—	$4,128	$38,732	$4,128	$42,860

LAND HELD FOR INVESTMENT
Westside Parkway	$6,480	$9,267	$—	$—	$9,267	$—	$9,267

Total	$64,925	$63,704	$63,773	$5,015	$63,704	$68,788	$132,492

S-1

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005
(Dollars in Thousands)

				Life on which
	Accumulated	Date of Original	Date	Depreciation
Description	Depreciation	Construction	Acquired	is Computed

Addison Place Townhomes	$3,306	1999	Sept – 99	3 – 27.5 Years
Addison Place Apartments	6,394	1999	June – 98	3 – 27.5 Years
Addison Place Shops	132	2005	May - 05	3 – 27.5 Years
Northridge Office Building	328	2004	June – 01	3 – 27.5 Years
Grand Pavilion Shopping Center	53	1999	Sept – 05	3 – 27.5 Years
Spectrum Shopping Center	24	2002	Oct – 05	3 – 27.5 Years
Bassett Shopping Center	21	1999	Sept - 05	3 – 27.5 Years

Total	$10,258

     The accompanying notes are an integral part of this schedule.

S-2

(a)	A portion of Building and Improvements is acquisition cost allocated to the fair value of in-place leases. This cost is being amortized over the life of the respective leases.

(b)	Gross capitalized costs of operating real estate assets are summarized as follows:

	2005	2004	2003
BALANCE AT BEGINNING OF PERIOD	$80,649	$152,553	$164,217
Additions during period:
Other additions	31,104	38,893	—
Improvements	823	217	1,271

Total Additions	31,927	39,110	1,271

Deductions during period:
Sales	(32,211)	(110,646)	(12,632)
Other disposals	—	(368)	(303)

Total disposals	(32,211)	(111,014)	(12,935)

Balance at close of period	$80,365	$80,649	$152,553

(c)	Accumulated depreciation on operating real estate assets is as follows:

	2005	2004	2003
BALANCE AT BEGINNING OF PERIOD	$9,157	$30,871	$28,229
Additions during period:
Depreciation expense	2,786	4,540	6,980

Deductions during period:
Sales	(1,685)	(26,101)	(4,065)
Other disposals	—	(153)	(273)

Total disposals	(1,685)	(26,254)	(4,338)

Balance at close of period	$10,258	$9,157	$30,871

     (c) Exhibits.
     We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference in our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk. All material agreements contained in the following Index to Exhibits whose headings are designated with a footnote are no longer in effect but were in effect at some time on or after January 1, 2004, as follows:
•	exhibits designated with a footnote (1) are associated with five Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – that we sold on June 2, 2004;

•	exhibits designated with a footnote (2) are associated with our 200-unit St. Andrews at the Polo Club community in Palm Beach County, Florida, which we sold on July 29, 2004; and

•	exhibits designated with a footnote (3) are associated with our Ballantyne Place apartment community in Charlotte, North Carolina, which we sold on May 31, 2005.
     We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

Exhibit
No.	Description

Articles of Incorporation, Bylaws and Certificates and Articles of Merger:

3.1
Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. [Incorporated by reference to Exhibit 3.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.]

3.2	Bylaws of Roberts Realty Investors, Inc. [* 2.2]

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of July 22, 1994. [* 3.1]

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 1, 1994, as amended. [* 3.1.1]

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [* 3.1.2]

4.1.3
Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

4.2	Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [* 3.2]

Exhibit
No.	Description

4.2.1	Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River Oaks, L.P.; Roberts Properties Rosewood Plantation, L.P.; Roberts Properties Preston Oaks, L.P.; and Roberts Properties Highland Park, L.P. with and into Roberts Properties Residential, L.P. (1994 Consolidation). [* 3.2.1]

4.2.2	Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb Bridge, L.P. with and into Roberts Properties Residential, L.P. (Holcomb Bridge Merger). [* 3.2.2]

4.2.3	Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation Trace, L.P. with and into Roberts Properties Residential, L.P. (Plantation Trace Merger). [* 3.2.3]

4.2.4	Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St. Simons, L.P. with and into Roberts Properties Residential, L.P. (Windsong Merger). [* 3.2.4]

4.2.5	Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place Merger). [Incorporated by reference to Exhibit 4.2.5 in our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.6	Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club, L.P. with and into Roberts Properties Residential, L.P. (Crestmark Merger). [Incorporated by reference to Exhibit 4.2.6 in our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.7	Certificate and Articles of Merger filed with the Georgia Secretary of State on April 1, 1997 merging Roberts Properties Management, L.L.C. with and into Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 4.2.7 in our current report on Form 8-K dated April 1, 1997.]

Material Agreements with Affiliates:

10.1.1	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Charlotte). [Incorporated by reference to Exhibit 10.17.02 in our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.1.2	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.5 in our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.3	Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Addison Place Shops). [Incorporated by reference to Exhibit 10.21.3 in our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

Exhibit
No.	Description

10.1.4	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (Northridge). [Incorporated by reference to Exhibit 10.1.17 in our annual report on Form 10-K for the year ended December 31, 2001.]

10.1.5	Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. (Northridge). [Incorporated by reference to Exhibit 10.1.18 in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]

10.1.6	Office Lease between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated November 23, 2004. [Incorporated by reference to Exhibit 10.1.6 in our annual report on Form 10-K for the year ended December 31, 2004.]

10.1.7	Office Lease between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated November 23, 2004. [Incorporated by reference to Exhibit 10.1.7 in our annual report on Form 10-K for the year ended December 31, 2004.]

10.1.8	Sales Contract dated December 29, 2004 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Parkway, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 5, 2005.]

10.1.9	Tenants-In-Common Agreement between Georgianna Jean Valentino and Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 5, 2005.]

10.1.10	Restrictive Covenant by Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 5, 2005.]

10.1.11	Sales Contract dated January 19, 2005 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Dunwoody, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 21, 2005.]

10.1.12	Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

10.1.13	Reimbursement arrangement approved and ratified on February 15, 2005 between the registrant and Roberts Properties, Inc., a wholly owned affiliate of Charles S. Roberts, the registrant’s Chief Executive Officer, President, and Chairman of the Board of Directors, for the use of an aircraft owned by Roberts Properties, Inc. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated February 15, 2005.]

10.1.14	Determination of annual base salaries for 2005, effective January 1, 2005, for the registrant’s executive officers, and determination that there will be no further bonus paid to Mr. Roberts related to his 2004 performance. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated March 9, 2005.]

Exhibit
No.	Description

10.1.15	Determination of Executive Officer Salaries for 2005 and Bonuses for 2004. [Incorporated by reference to our current report on Form 8-K dated March 9, 2005.]

10.1.16	Design and Development Agreement among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties, Inc. for the Peachtree Parkway property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 12, 2005.]

10.1.17	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.1.18	Construction Contract among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties Construction, Inc. for the Peachtree Parkway property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 12, 2005.]

10.1.19	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

10.1.20	Determination of bonuses for the executive officers of Roberts Realty, Inc. [Incorporated by reference to our current report on Form 8-K dated June 21, 2005.]

10.1.21	Agreements between Roberts Realty Investors, Inc. and each of Charles S. Roberts and Wm. Jarell Jones to acquire shares of treasury stock. [Incorporated by reference to our current report on Form 8-K dated June 22, 2005.]

10.1.22	Purchase contract dated June 28, 2005 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Dunwoody, LLC. [Incorporated by reference to Exhibit 10.11 in our quarterly report on Form 10-Q for the quarter ended June 30, 2005.]

10.1.23	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Sawmill property in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

10.1.24	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Sawmill property in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated August 9, 2005.]

10.1.25	Agreement between Roberts Realty and Charles R. Elliott for him to assist Roberts Realty in offering its Addison Place townhome community in Alpharetta, Georgia for sale. [Incorporated by reference to our current report on Form 8-K dated November 15, 2005.]

Exhibit
No.	Description

10.1.26	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Highway 20 property in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.1.27	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Highway 20 property in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

Addison Place Financing Documents:

10.2.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, in the original principal amount of $9,500,000 (Addison Place Townhomes). [Incorporated by reference to Exhibit 10.14.04 in our annual report on Form 10-K for the year ended December 31, 1999.]

10.2.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated October 25, 1999, and related collateral documents (Addison Place Townhomes). [Incorporated by reference to Exhibit 10.14.05 in our annual report on Form 10-K for the year ended December 31, 1999.]

10.2.3	Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Townhomes). [Incorporated by reference to Exhibit 10.14.06 in our annual report on Form 10-K for the year ended December 31, 1999.]

10.2.4	Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000, in the original principal amount of $22,500,000 (Addison Place Apartments). [Incorporated by reference to Exhibit 10.14.09 in our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.2.5	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place Apartments). [Incorporated by reference to Exhibit 10.14.10 in our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.2.6	Multifamily Note in the principal amount of $21,000,000, dated April 19, 2005, executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 19, 2005.]

10.2.7	Multifamily Deed to Secure Debt, Assignment of Rents, and Security Agreement dated April 19, 2005 made by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 19, 2005.]

Exhibit
No.	Description

10.2.8	Guaranty dated April 19, 2005 made by Roberts Realty Investors, Inc. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 19, 2005.]

Peachtree Parkway / North Springs (formerly Peachtree Dunwoody)
Financing Documents

10.3.1	Promissory Note in the principal amount of $20,411,550, dated December 29, 2004, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated January 5, 2005.]

10.3.2	Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents dated December 29, 2004 made by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated January 5, 2005.]

10.3.3	Unconditional Guaranty of Payment and Performance dated December 29, 2004 made by Roberts Realty Investors, Inc. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K dated January 5, 2005.]

10.3.4	First Consolidated Amendatory Agreement dated January 19, 2005 among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc., and Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 21, 2005.]

Community Sales

10.4.1	Sales Contract dated April 26, 2004 between Roberts Properties Residential, L.P. and Colonial Realty Limited Partnership for the sale of the Preston Oaks community, with First Amendment thereto dated May 21, 2004. (1) [Incorporated by reference to Exhibit 2.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2004.]

10.4.2	Schedule of material differences between Sales Contract and Amendment to Sales Contract for Preston Oaks apartment community and Sales Contracts and Amendment to Sales Contracts for Bradford Creek, River Oaks, Plantation Trace and Veranda Chase apartment communities. (1) [Incorporated by reference to Exhibit 2.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2004.]

10.4.3	Sales Contract dated May 24, 2004, by and between Roberts Properties Residential, L.P. and Wellington Development, L.C., with First, Second and Third Amendments thereto dated June 15, July 1, and July 12, 2004, respectively. (2) [Incorporated by reference to Exhibit 2.1 in our current report on Form 8-K dated August 10, 2004.]

10.4.4	Sales Contract dated May 2, 2005 between Roberts Properties Residential, L.P. and Post Apartment Homes, L.P. (3) [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated May 2, 2005.]

Exhibit
No.	Description

Ballantyne Place Financing Documents: (3)

10.5.1	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Ballantyne Place construction loan). [Incorporated by reference to Exhibit 10.4.1 in our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.5.2	Promissory Note executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 in the original principal amount of $24,000,000 (Ballantyne Place construction loan). [Incorporated by reference to Exhibit 10.4.2 in our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.5.3	Deed of Trust, Security Agreement, and Assignment of Rents and Leases executed by Roberts Properties Residential, L.P. in favor of AmSouth Bank, dated February 21, 2002 (Ballantyne Place construction loan). [Incorporated by reference to Exhibit 10.4.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

10.5.4	Guaranty Agreement executed by Roberts Realty Investors, Inc. in favor of AmSouth Bank, dated February 21, 2002 (Ballantyne Place construction loan). [Incorporated by reference to Exhibit 10.4.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2002.]

Preston Oaks Financing Documents: (1)

10.6.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001, in the original principal amount of $12,700,000 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

10.6.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC, dated February 1, 2001 (Preston Oaks). [Incorporated by reference to Exhibit 10.1.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2001.]

River Oaks Financing Documents:(1)

L.J. Melody & Company immediately assigned the River Oaks loan and the following related documents to the Federal Home Loan Mortgage Corporation (Freddie Mac).

10.7.1	Multifamily Note executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003, in the original principal amount of $10,750,000 (River Oaks). [Incorporated by reference to Exhibit 10.4.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

10.7.2	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks). [Incorporated by reference to Exhibit 10.4.2 in our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

Exhibit
No.	Description

10.7.3	Replacement Reserve Agreement executed by Roberts Properties Residential, L.P. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks). [Incorporated by reference to Exhibit 10.4.3 in our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

10.7.4	Guaranty executed by Roberts Realty Investors, Inc. in favor of L.J. Melody & Company, dated August 21, 2003 (River Oaks). [Incorporated by reference to Exhibit 10.4.4 in our quarterly report on Form 10-Q for the quarter ended September 30, 2003.]

Plantation Trace Financing Documents: (1)

10.8.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, in the original principal amount of $11,900,000 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.04 in our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.8.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of The Prudential Insurance Company of America, dated September 29, 1998, and related collateral documents (Plantation Trace). [Incorporated by reference to Exhibit 10.07.05 in our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

10.8.3	Limited Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated September 29, 1998 (Plantation Trace). [Incorporated by reference to Exhibit 10.07.06 in our quarterly report on Form 10-Q for the quarter ended September 30, 1998.]

Bradford Creek Financing Documents: (1)

10.9.1	Real Estate Note executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company, dated June 1, 1998, in the original principal amount of $8,400,000 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.6 in our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.9.2	Deed to Secure Debt and Security Agreement executed by Roberts Properties Residential, L.P. in favor of Nationwide Life Insurance Company of America, dated June 1, 1998, and related collateral documents (Bradford Creek). [Incorporated by reference to Exhibit 10.8.7 in our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

10.9.3	Guaranty between Roberts Realty Investors, Inc. and Nationwide Life Insurance Company of America, dated June 1, 1998 (Bradford Creek). [Incorporated by reference to Exhibit 10.8.8 in our quarterly report on Form 10-Q for the quarter ended June 30, 1998.]

Veranda Chase (formerly Old Norcross) Financing Documents: (1)

10.10.1	Promissory Note executed by Roberts Realty Residential, L.P. in favor of Compass Bank, dated April 25, 2001, in the original principal amount of $17,000,000 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.4 in our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

Exhibit
No.	Description

10.10.2	Construction Loan Agreement executed by Roberts Properties Residential, L.P. in favor of Compass Bank, dated April 25, 2001 (Veranda Chase). [Incorporated by reference to Exhibit 10.16.5 in our quarterly report on Form 10-Q for the quarter ended June 30, 2001.]

St. Andrews at the Polo Club Financing Documents: (2)

10.11.1	Promissory Note executed by Roberts Properties Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 in the original principal amount of $21,000,000 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.1 in our annual report on Form 10-K for the year ended December 31, 2001.]

10.11.2	Mortgage and Security Agreement executed by Roberts Realty Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.2 in our annual report on Form 10-K for the year ended December 31, 2001.]

10.11.3	Assignment of Rents and Lease executed by Roberts Realty Residential, L.P. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.3 in our annual report on Form 10-K for the year ended December 31, 2001.]

10.11.4	Guaranty Agreement (Rental Achievement) executed by Roberts Realty Investors, Inc. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.4 in our annual report on Form 10-K for the year ended December 31, 2001.]

10.11.5	Guaranty Agreement (Carve out) executed by Roberts Realty Investors, Inc. in favor of State Farm Life Insurance Company, dated November 6, 2001 (St. Andrews at the Polo Club). [Incorporated by reference to Exhibit 10.13.5 in our annual report on Form 10-K for the year ended December 31, 2001.]

Other Exhibits:

21	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent — Deloitte & Touche LLP

23.2	Independent Auditors’ Consent — Reznick Group, P.C.

24.1	Power of Attorney (contained on the signature page hereof).

31	Certifications of Charles S. Roberts and Michael A. Quinlan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Charles S. Roberts and Michael A. Quinlan pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles S. Roberts

Charles S. Roberts, Chairman of the Board,
Chief Executive Officer and President

Date:	March 22, 2006
POWER OF ATTORNEY
          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Charles S. Roberts and Michael A. Quinlan, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles S. Roberts	Chairman of the Board, Chief
Charles S. Roberts	Executive Officer and President	March 22, 2006

/s/ Michael A. Quinlan	Secretary, Treasurer, Chief	March 22, 2006
Michael A. Quinlan	Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

/s/ Charles R. Elliott	Director	March 22, 2006
Charles R. Elliott

/s/ Dennis H. James	Director	March 22, 2006
Dennis H. James

/s/ Wm. Jarell Jones	Director	March 22, 2006
Wm. Jarell Jones

/s/ James M. Goodrich	Director	March 22, 2006
James M. Goodrich

/s/ Ben A. Spalding	Director	March 22, 2006
Ben A. Spalding