Form 10-Q
period 2006-03-31
ROBERTS REALTY INVESTORS INC
filed 2006-05-12
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

The number of outstanding shares of the registrant’s common stock on May 8, 2006 was 5,727,429.

PART I

ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

REAL ESTATE ASSETS - At cost:
Land	$13,652	$15,705
Buildings and improvements	51,318	60,890
Furniture, fixtures and equipment	2,689	3,770
	67,659	80,365
Less accumulated depreciation	(7,461)	(10,258)
Operating real estate assets	60,198	70,107
Construction in progress and real estate under development	43,469	42,860
Land held for development	9,017	9,267
Property held for sale	9,514	-

Net real estate assets	122,198	122,234

CASH AND CASH EQUIVALENTS	2,535	1,420

RESTRICTED CASH	226	201

DEFERRED FINANCING COSTS - Net of accumulated amortization of	588	551
$222 and $185 at March 31, 2006 and December 31, 2005, respectively

OTHER ASSETS - Net	2,723	2,743

	$128,270	$127,149
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$39,712	$44,746
Construction notes payable	6,364	10,364
Land note payable	13,892	9,815
Line of credit payable	-	2,000
Accounts payable and accrued expenses	701	577
Due to affiliates	-	97
Security deposits and prepaid rents	294	297
Liabilities related to property held for sale	8,893	-

Total liabilities	69,856	67,896

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	14,254	14,459

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common shares, $.01 par value, 100,000,000 shares authorized, 5,727,429 shares issued	57	57
Additional paid-in capital	27,067	27,067
Unamortized restricted stock compensation	(1)	(4)
Retained earnings	17,037	17,674
Total shareholders’ equity	44,160	44,794

	$128,270	$127,149

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$1,397	$844
Other operating income	189	60

Total operating revenues	1,586	904

OPERATING EXPENSES:
Personnel	101	122
Utilities	98	71
Repairs, maintenance and landscaping	102	59
Real estate taxes	232	96
Marketing, insurance and other	79	69
General and administrative expenses	374	405
Depreciation of real estate assets	570	345

Total operating expenses	1,556	1,167

INCOME (LOSS) FROM OPERATIONS	30	(263)

OTHER INCOME (EXPENSE):
Interest income	31	61
Interest expense	(948)	(629)
Amortization of deferred financing costs	(32)	(36)

Total other expense	(949)	(604)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(919)	(867)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	224	228

(LOSS) FROM CONTINUING OPERATIONS	(695)	(639)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	58	(360)

NET (LOSS)	$(637)	$(999)

INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

(Loss) from continuing operations	$(0.12)	$(0.12)
Income (loss) from discontinued operations	0.01	(0.07)
Net (loss)	$(0.11)	$(0.19)

Weighted average common shares - basic	5,727,429	5,317,213
Weighted average common shares - diluted (effect of operating partnership units)	7,576,915	7,214,605

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited, revised - See Note 2)
OPERATING ACTIVITIES:
Net income	$(637)	$(999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	(16)	373
Minority interest of unitholders in the operating partnership	(265)	(240)
Depreciation and amortization	602	382
Amortization of deferred compensation	3	3
Change in assets and liabilities:
(Increase) decrease in other assets	(38)	3
(Increase) in restricted cash	(25)	(4)
(Decrease) in amounts due affiliates	(97)	(239)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	84	167

Net cash (used in) operating activities from continuing operations	(389)	(554)
Net cash provided by operating activities from discontinued operations	146	41
Net cash (used in) operating activities	(243)	(513)

INVESTING ACTIVITIES:
Acquisition and construction of real estate assets	(485)	(16,088)

Net cash (used in) investing activities from continuing operations	(485)	(16,088)
Net cash (used in) investing activities from discontinued operations	(20)	(495)
Net cash (used in) investing activities	(505)	(16,583)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(107)	(48)
Proceeds from land note payable	4,077	5,150
Payment of loan costs	(73)	(6)
Repayment of land note payable	-	(7,770)
Proceeds from construction note payable	-	475
Repayment of line of credit	(2,000)	-

Net cash provided by (used in) financing activities from continuing operations	1,897	(2,199)
Net cash (used in) provided by financing activities from discontinued operations	(34)	484
Net cash provided by (used in) financing activities	1,863	(1,715)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,115	(18,811)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,420	27,052

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,535	$8,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,103	$1,056

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its wholly owned subsidiaries. Roberts Realty is the sole general partner of the operating partnership and had a 75.6% ownership interest at March 31, 2006 and December 31, 2005. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At March 31, 2006, Roberts Realty owned;

•
two multifamily apartment communities totaling 403 residential units in the Atlanta metropolitan area, of which one of these communities totaling 118 residential units is listed for sale and classified as held for sale in Roberts Realty’s financial statements;

•	four retail centers totaling 151,527 square feet, including a 39,205 square foot retail center that is in its lease-up phase;
•	a 37,864 square foot commercial office building that is also in its lease-up phase;
•	five tracts of undeveloped land totaling 104 acres in various phases of development; and
•	two tracts of land totaling 45 acres that are held for investment.

Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”), beginning with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually to its shareholders at least 90% of its taxable income, as defined in the Code, and satisfies certain other requirements. If Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. These contracts relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. See Note 7 - Related Party Transactions.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership. Certain amounts have been reclassified in 2005 to conform to the 2006 presentation.

In Roberts Realty’s consolidated statement of cash flows in the quarterly report on Form 10-Q for the three months ended March 31, 2005, it reported discontinued operations separately from continuing operations in operating, investing and financing activities. Roberts Realty had previously presented discontinued operations only for operating activities.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 24.4% and 26.3% for the three months ended March 31, 2006 and 2005. The minority interest of the unitholders was $14,254,000 at March 31, 2006 and $14,459,000 at December 31, 2005.

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

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.	ACQUISITIONS AND DISPOSITIONS

On January 20, 2005, Roberts Realty purchased 9.8 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000, including closing costs and was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of its St. Andrews at the Polo Club community in July 2004. The 9.8-acre property, which Roberts Realty refers to as the North Springs property, is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the Perimeter Center submarket of Atlanta. The property is zoned for a mixed-use development of 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor on a cost plus basis plus 10% (5% profit and 5% overhead). See Note 7 - Related Party Transactions.

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

On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323-square-foot retail center located in Alpharetta, Georgia, for $10,889,000, including closing costs. Grand Pavilion was 88% leased at the time of the purchase. Roberts Realty assumed $6,987,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.

On September 30, 2005, Roberts Realty purchased Bassett Shopping Center, a 19,949-square-foot retail center located in Buford, Georgia, for $4,824,000, including closing costs. Built in 1999, the property is 100% leased and is located directly across from the Mall of Georgia. Roberts Realty assumed $2,715,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.

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

With the purchase of the 36.9-acre property on November 23, 2005, Roberts Realty completed its Section 1031 tax-deferred exchange funded with proceeds from the sale of the company’s Ballantyne Place community on May 31, 2005. In summary, Roberts Realty purchased $37.4 million of replacement property, including closing costs, consisting of three retail centers totaling 112,322 square feet and three tracts of undeveloped land totaling 73.5 acres zoned for 581 residential units.

On January 31, 2006, Roberts Realty purchased a 1.29-acre parcel of land for $387,000 adjacent to its Highway 20 land in Cumming, Georgia.

4.	DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the assets and liabilities and the results of operations of any properties which have been sold, or otherwise qualify as held for sale as of March 31, 2006, to be presented as discontinued operations in a company’s consolidated financial statements in both current and prior periods presented. The property classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs, and depreciation is no longer recorded on the property. On February 3, 2006, Roberts Realty entered into a listing agreement for the sale of its 118-unit Addison Place Townhomes community. Roberts Realty has determined that as of March 31, 2006, this community meets the criteria to be classified as held for sale. As a result, Roberts Realty has separately classified the net real estate assets and liabilities related to this community on the balance sheet. The following table summarizes net real estate assets and liabilities as of March 31, 2006 for the Addison Place Townhomes:

Land	$2,053
Buildings and improvements	9,608
Furniture, fixtures and improvements	1,191
12,852
Less accumulated depreciation	(3,338)
Net real estate assets	$9,514

Mortgage notes payable	$8,893

Further, Roberts Realty has classified operating activities for the Addison Place Townhomes community as discontinued operations in the consolidated statement of operations for the three months ended March 31, 2006 and March 31, 2005. For the three months ended March 31, 2005, income from discontinued operations also includes operating activities of the Ballantyne Place apartment community that Roberts Realty sold on May 31, 2005. The following table summarizes revenue and expenses classified as discontinued operations for the three months ended March 31, 2006 and March 31, 2005 (dollars in thousands, unaudited):

	Three Months Ended
	March 31,
	2006	2005
OPERATING REVENUES:
Rental operations	$394	$863
Other operating income	20	50
Total operating revenues	414	913

OPERATING EXPENSES:
Personnel	53	128
Utilities	21	62
Repairs, maintenance and landscaping	23	50
Real estate taxes	29	110
Marketing, insurance and other	20	91
Depreciation of real estate assets	32	541
Total operating expenses	178	982

INCOME (LOSS) FROM OPERATIONS	236	(69)

OTHER EXPENSE:
Interest expense	(155)	(405)
Amortization of deferred financing costs	(4)	(15)
Total other expense	(159)	(420)

INCOME (LOSS) BEFORE MINORITY INTERST	77	(489)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(19)	129

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$58	$(360)

5.	NOTES PAYABLE

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

Line of Credit. Roberts Realty has a $2,000,000 unsecured line of credit, which expires August 1, 2006, to provide funds for short-term working capital purposes. At December 31, 2005, the balance was $2,000,000. On January 31, 2006, the line of credit was repaid in full with proceeds from the Highway 20 Cumming land loan described below. At March 31, 2006, there were no borrowings under the line of credit.

Mortgage Notes. The mortgage notes payable secured by some of Roberts Realty’s operating properties at March 31, 2006 and December 31, 2005 were as follows, in order of maturity.

			Principal Outstanding
Property Securing Mortgage	Maturity	Interest Rate as of 3/31/06	3/31/06	12/31/05

Northridge Office Building	09/10/07	6.83%	$4,000,000	$-
Addison Place Townhomes (1)	11/15/09	6.95%	8,893,000	8,927,000
Grand Pavilion Shopping Center	07/11/13	5.43%	6,943,000	6,962,000
Addison Place Apartments	05/01/15	6.35%	20,799,000	20,860,000
Spectrum Shopping Center	05/01/14	5.68%	5,270,000	5,289,000
Bassett Shopping Center	10/01/19	8.47%	2,700,000	2,708,000
Total			$48,605,000	$44,746,000

(1) Principal outstanding as of March 31, 2006 is classified as liability related to property held for sale on the consolidated balance sheet.

On March 10, 2006, Roberts Realty extended the maturity date of the $4,000,000 Northridge Office Building loan from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments will consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,760,000 plus interest. The Northridge Office Building loan was previously classified as a construction loan as described below.

Real estate assets having a combined depreciated cost of $62,702,000 served as collateral for the outstanding mortgage debt at March 31, 2006.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date until May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date to September 10, 2007 and reclassified the loan as a mortgage note payable, as described above.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points and was scheduled to mature on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007. All other terms and conditions remained the same. As of March 31, 2006, $6,364,000 had been drawn on the loan.

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

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to the company’s Westside land purchased in December 2004, increasing its total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan with Compass Bank secured by its investment in Westside. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 27, 2008. The interest rate at March 31, 2006 was 6.58%. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above.

On September 29, 2005, Roberts Realty closed a $3,335,000, interest-only loan with Bank of North Georgia secured by Sawmill Village, a 22.1-acre tract of undeveloped land located in Cumming, Georgia. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 29, 2008. The interest rate at March 31, 2006 was 6.58%. Roberts Realty used the proceeds from the loan to fund the acquisition of Spectrum Shopping Center, as described in Note 3 - Acquisitions and Dispositions.

On January 31, 2006, Roberts Realty closed a $4,077,000 loan with Wachovia Bank, N.A. The loan is secured by the Highway 20 land, including the outparcel acquired on the same date, bears interest at the 30-day LIBOR rate plus 175 basis points and matures on January 30, 2007. The interest rate at March 31, 2006 was 6.58%. Proceeds from the loan were used to repay the line of credit balance and for working capital.

6.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended March 31, 2005, a total of 15,451 operating partnership units were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value. There were no units exchanged for shares in the three months ended March 31, 2006.

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months Ended March 31,
	2006	2005

Loss from continuing operations - basic	$(695)	$(639)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(224)	(228)

Loss from continuing operations - diluted	$(919)	$(867)

Income (loss) from discontinued operations - basic	58	$(360)
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	19	(129)

Income (loss) from discontinued operations - diluted	77	$(489)

Net (loss) - diluted	$(842)	$(1,356)

Weighted average shares - basic	5,727,429	5,317,213
Dilutive securities - weighted average units	1,849,486	1,897,392
Weighted average shares - diluted (effect of operating partnership units)	7,576,915	7,214,605

7.	RELATED PARTY TRANSACTIONS

Roberts Realty enters into contractual commitments in the normal course of business with the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the charter for the audit committee of its board of directors, related party transactions are subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with those policies.

Design and Development Agreements with Roberts Properties. Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. On April 14, 2005, Roberts Realty entered into design and development agreements with Roberts Properties relating to the Peachtree Parkway property and the North Springs property (formerly referred to as the Peachtree Dunwoody property). On August 4, 2005, Roberts Realty entered into a design and development agreement with Roberts Properties relating to the Sawmill Village property. And on February 21, 2006, Roberts Realty entered into a design and development agreement with Roberts Properties relating to the Highway 20 property. The financial terms of the agreements are generally $5,000 per residential unit payable over the development period. The following table provides information about these design and development agreements.

	Total Contract Amount	Total Amount Incurred through 3/31/06	Remaining Contractual Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,197,000	665,000	532,000
Sawmill Village	770,000	-	770,000
Highway 20 Cumming	1,050,000	-	1,050,000
	$4,797,000	$1,654,000	$3,143,000

Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. On April 14, 2005, Roberts Realty entered into cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the North Springs property. On August 4, 2005, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Sawmill Village property. On February 21, 2006, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Highway 20 property. See Note 8 - Commitments and Contingencies, below for more information.

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

On March 27, 2006, Roberts Realty entered into new lease agreements with each of the Roberts Companies that superseded the month-to-month leases that were previously in effect. The leases total 6,878 rentable square feet, have a one-year term effective January 1, 2006, a rate of $19.00 per rentable square foot and three one-year options to renew.

8.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has several projects in various phases of development, and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 7 - Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction its cost plus 10%. The cost of these construction projects has not yet been determined, as the design of the projects and the number of units and square footage to be constructed is still being finalized. Roberts Realty has also entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of the projects. Roberts Realty estimates the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs, Peachtree Parkway and Sawmill Village projects. As of March 31, 2006, outstanding commitments on these contracts totaled $1,416,000. As of March 31, 2006, Roberts Realty had one $500,000 unsecured letter of credit outstanding.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material effect on Roberts Realty’s financial position or results of operations.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2006.

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities, retail centers and office buildings, all of which are currently located in Georgia. In addition to several unimproved parcels currently under development or held for investment, Roberts Realty owns two apartment communities totaling 403 residential units, of which one of these communities totaling 118 residential units is listed for sale classified as held for sale in Roberts Realty’s financial statements, three retail centers totaling 112,322 square feet, a 39,205 square foot retail center in its lease-up phase and a 37,864 square foot office building also in its lease-up phase. Roberts Realty manages and evaluates the performance of each of its properties on an individual basis and does not report the performance of its properties, nor allocate resources, through separate operating segments. Roberts Realty has aggregated its properties into one reportable segment that comprises 100% of its revenue. At March 31, 2006, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in this Item 2 of Part I and in Item 1A of Part II of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities and other real estate projects. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. For a description of some of the important factors that may affect actual outcomes, see the risk factors described in Item 1A of Part II of this report and in Item 1A of Part I of our Annual Report of Form 10-K for the year ended December 31, 2005.

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

Overview

We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of March 31, 2006, we owned a 75.6% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure. Currently, all of the properties we own are located in Georgia.

As of the date of this report, we own the following properties, which are occupied or leased in the percentage shown as of April 30, 2006:

Residential

•
Addison Place, which includes a total of 403 residential units consisting of the 118-unit Addison Place Townhomes (which we have listed for sale and have classified as property held for sale in our financial statements) and the 285-unit Addison Place Apartments in Alpharetta. Addison Place has an aggregate physical occupancy rate of 95.8%.

Retail

•	Grand Pavilion, a 62,323-square-foot retail center located in Alpharetta that is 86.4% leased and occupied.
•	Bassett Shopping Center, a 19,949-square-foot retail center located across from the Mall of Georgia in Gwinnett County that is 100% leased and occupied.
•	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located across from the Mall of Georgia in Gwinnett County that is 100% leased and 83.4% occupied.
•
Addison Place Shops, a 39,205-square-foot retail center in lease-up located at the entrance to our Addison Place Apartments community in Alpharetta. We have completed construction of this retail center except for the interior tenant finish. The Addison Place Shops are 20.8% leased and 11.7% occupied.

Office

•
Northridge office building, a 37,864-square-foot building in lease-up in Atlanta. We occupy a portion of one floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on that floor with Roberts Properties and Roberts Construction. We have also entered into a lease with an unrelated third party for a portion of the first floor. The building is 44.1% leased and 35.5% occupied.

Properties under Development
(Planning and Design Phase)

•	Northridge, a 220-unit apartment community to be located on a 10.9-acre site adjacent to our Northridge office building.
•	Peachtree Parkway, an 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, zoned for 292 residential units.
•
North Springs, a 9.8-acre tract of undeveloped land located on Peachtree Dunwoody Road in Atlanta that is zoned for 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space.

•	Sawmill Village, a 22.1-acre tract of undeveloped land in Cumming, north of metropolitan Atlanta, zoned for 154 residential units.
•	Highway 20, a 38.2-acre tract of undeveloped land in Cumming, zoned for 210 residential units.

Investment Properties

•
Westside, a 44.0-acre tract of undeveloped land located on Westside Parkway in Alpharetta, zoned for 326 residential units and a density of 500,000 square feet for a university education center. We also own a right of first refusal to acquire an adjacent seven-acre parcel zoned for 105 residential units.

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

Purchase of Sawmill Village Undeveloped Land. On August 4, 2005, we purchased 22.1 acres of undeveloped land in Cumming, for $4,829,000 in cash, including closing costs. We financed the purchase with cash proceeds from the Ballantyne Place sale. The property, which we refer to as Sawmill Village, is zoned for 154 residential units. In conjunction with the purchase, we entered into a design and development agreement with Roberts Properties and a construction contract with Roberts Construction. Terms of these agreements include a fee of $5,000 per residential unit for design and development services and cost plus 10% (5% for overhead and 5% for profit) for construction services.

Purchase of Grand Pavilion Retail Center. On September 29, 2005, we purchased Grand Pavilion, a 62,323 square-foot retail center in Alpharetta, for $10,889,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $6,987,000.

Purchase of Bassett Shopping Center. On September 30, 2005, we purchased Bassett Shopping Center, a 19,949 square-foot retail center in Buford, for $4,824,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $2,715,000.

Purchase of Spectrum Retail Center. On October 27, 2005, we purchased Spectrum, a 30,050 square-foot retail center in Buford, for $8,495,000, including closing costs. We financed the purchase with a combination of cash and assumed debt of $5,306,000.

Purchase of Highway 20 Undeveloped Land. On November 23, 2005, we purchased 36.9 acres of undeveloped land zoned for 210 residential units on Highway 20 in Cumming, for $5,051,000, including closing costs. We financed the purchase with a combination of cash and proceeds from our line of credit.

The Highway 20 land purchase completed our Ballantyne Place Section 1031 tax-deferred exchange, through which we acquired $37,411,000 of replacement properties.

Purchase of Additional Land Adjacent to Highway 20 Land

On January 31, 2006, we purchased an additional 1.29-acre parcel of land for $387,000 on Highway 20 in Cumming, adjacent to the 36.9 acres we purchased in November 2005.

Sale of 362,588 Common Shares to Two Directors

We repurchased 362,588 shares of our common stock for $2,764,000 prior to 2002, and we held those shares in our treasury until June 2005, when we sold the treasury shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director, for $2,901,000. We used the proceeds of the sale of these shares to fund our development and construction program.

Listing of Addison Place Townhomes for Sale; Classification in Financial Statements as Held for Sale

On February 3, 2006, we entered into a listing agreement with CB Richard Ellis for the sale of our Addison Place Townhomes community. We intend to sell the property, assuming the sales price is at or above our pro-forma expectations, in a Section 1031 tax-deferred exchange. We plan to redeploy the proceeds into either a multifamily residential community or retail center in the North Atlanta or Palm Beach County, Florida markets, or for other corporate purposes. Under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we must present the assets and liabilities and the results of operations of any properties that qualify as held for sale as discontinued operations in our consolidated financial statements. The property classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs, and depreciation is no longer recorded on the property. We have determined that as of March 31, 2006, our Addison Place Townhomes community met the criteria to be classified as held for sale. As a result, we separately classified the net real estate assets related to this community on our balance sheet and separately classified operating activities for the community as discontinued operations in the consolidated statement of operations for the three months ended March 31, 2006 and March 31, 2005. We can give no assurance that any property we classify as held for sale will be sold in the near term, at a price we consider acceptable, or at all.

Resignation of Chief Financial Officer

On February 21, 2006, Michael A. Quinlan and our board of directors mutually agreed that Mr. Quinlan would resign his position as Chief Financial Officer, Secretary, and Treasurer effective April 14, 2006, after the filing of our federal and state tax returns with the appropriate tax authorities. Mr. Quinlan and the Board subsequently agreed to extend the effective date of Mr. Quinlan’s resignation to May 31, 2006. Mr. Quinlan intends to work with outside legal counsel to complete the proxy statement and the annual report for our 2006 annual meeting before leaving our employment. We are continuing our search for Mr. Quinlan’s replacement.

Trends

We have two stabilized residential properties totaling 403 residential units, of which one of these properties totaling 118 residential units is listed for sale and classified as property held for sale in our financial statements, and three stabilized retail centers totaling 112,322 square feet. We also have two properties in lease-up, five properties in the planning and design phase and two parcels of undeveloped land held for investment, representing an investment of $43.9 million (net of $24.3 million of debt secured by these properties), which are currently producing negative cash flow after debt service coverage. With respect to the five properties that are now under development, we estimate the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction.

Since our inception in 1994, we have focused primarily on the development, construction and ownership of multifamily residential communities, including land held for subsequent development. In recent years, particularly in 2005, however, we have diversified our real estate activities into other real estate investments that include retail centers. We are currently experiencing negative operating cash flow as a result of selling seven residential communities totaling 1,610 units in 2004 and 2005 while making distributions to shareholders of $4.50 per share and reinvesting a portion of the remaining proceeds in non-income producing assets. We believe that our retail centers, our Addison Place apartments and townhomes, and the continued lease-up of our Addison Place Shops retail center and our Northridge office building will eventually contribute positive cash flow and help reduce our current operating deficit as we pursue our development and construction plan.

We have paid no regular quarterly dividends since the third quarter of 2001. We presently have no plans to resume paying regular quarterly dividends. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.

Results of Operations

The comparisons below do not include the results of our discontinued operations that are reflected as income from discontinued operations in the accompanying consolidated statements of operations. Discontinued operations for the three months ended March 31, 2006 and March 31, 2005 includes the results or our Addison Place Townhome community, which we have classified as held for sale as described on the previous page. Discontinued operations for the three months ended March 31, 2005 also includes operating results for our Ballantyne Place community, which we sold in May 2005.

Comparison of the Three Months March 31, 2006 to the Three Months Ended March 31, 2005

Loss from continuing operations increased by $56,000, or 8.8%, from $639,000 for the three months ended March 31, 2005 to $695,000 for the three months ended March 31, 2006. An explanation of the major variances between the three months ended March 31, 2005 and the three months ended March 31, 2006 is included below.

Total operating revenues increased $682,000, or 75.4%, from $904,000 for the three months ended March 31, 2005 to $1,586,000 for the three months ended March 31, 2006. The increase is due primarily to the three retail centers we acquired in September and October of 2005.

Property operating expenses increased $195,000, or 46.8%, from $417,000 for the three months ended March 31, 2005 to $612,000 for the three months ended March 31, 2006. Property operating expenses increased primarily due to:

•	operating expenses incurred for the operation of the retail centers;
•	operating expenses at the Addison Place Shops retail center, for which we began expensing costs in June 2005, rather than capitalizing costs as we completed construction of this property; and
•	real estate taxes on undeveloped land acquired in 2005.

Depreciation expense increased $225,000, or 65.2%, from $345,000 for the three months ended March 31, 2005 to $570,000 for the three months ended March 31, 2006. The increase was due primarily to recognizing depreciation expense on the retail centers we acquired and the Addison Place Shops retail center, which we began to depreciate in June 2005 when we completed construction.

Interest expense increased $319,000, or 50.7%, from $629,000 for the three months ended March 31, 2005 to $948,000 for the three months ended March 31, 2006. Interest expense increased primarily due to:

•	interest on the debt we assumed in the acquisition of the retail centers,
•
interest on the debt secured by the Addison Place Shops retail center, for which we began expensing interest in June 2005, rather than capitalizing interest as we completed construction of this property, and

•	interest on the debt we incurred to finance our land purchases,

partially offset by

•	interest savings when we refinanced the Addison Place apartments debt in April 2005.

Liquidity and Capital Resources

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Cash and cash equivalents increased $1,115,000 during the three months ended March 31, 2006 compared to a decrease of $18,811,000 during the three months ended March 31, 2005. The change is due to a decrease in cash used in investing activities of $16,078,000, an increase in cash provided by financing activities of $3,578,000 and a decrease in cash used in operating activities of $270,000, as described in more detail below.

In the past, cash from operations has been a primary source of our liquidity for us. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. The sale of seven apartment communities during 2004 and 2005 resulted in a decrease in operating cash flows to a level that is less than operating expenses. We have invested the proceeds from the St. Andrews at the Polo Club sale and the Ballantyne Place sale in retail centers and undeveloped land. The undeveloped land will not generate positive cash flow until the land is developed and leased.

Net cash used in operating activities decreased $270,000 from using $513,000 of cash during the three months ended March 31, 2005 to $243,000 of cash during the three months ended March 31, 2006. The decrease is due primarily to the acquisition of the three retail centers in September and October of 2005.

Net cash used in investing activities decreased $16,078,000 from $16,583,000 during the three months ended March 31, 2005 to $505,000 during the three months ended March 31, 2006. We acquired $16,105,000 in real estate assets in the three months ended March 31, 2005, consisting primarily of the North Springs land in January 2005, compared to only $505,000 in the three months ended March 31, 2006.

Net cash provided by financing activities increased $3,578,000, from using $1,715,000 during the three months ended March 31, 2005 to providing $1,863,000 during the three months ended March 31, 2006. The increase is due primarily to the following:

•	repayment of a land note payable of $7,770,000 in 2005 with no corresponding repayment in 2006;

partially offset by:

•	repayment of our line of credit of $2,000,000 in 2006; and
•	a net reduction in proceeds from land note payable of $1,073,000.

We have not paid regular quarterly dividends since the third quarter of 2001 and presently have no plans to resume paying regular quarterly dividends. We anticipate paying distributions from time to time out of the proceeds of property sales only if we need to do so to maintain our status as a REIT for federal income tax purposes.

We have two stabilized multifamily communities, of which one of these communities is listed for sale and classified as held for sale in our financial statements, and three stabilized retail centers that are producing positive cash flow, and an office building and a retail center in their lease-up phase that have not achieved stabilization. As a result, the cash inflow from these two properties is less than the cost of operating the properties, resulting in a negative cash flow. We expect that these two properties will begin generating positive cash flow once they have achieved a stabilized leasing level, which we expect to occur in 2007.

In addition to the operating properties in lease-up described above, we have five properties in the planning and design phase and two parcels of undeveloped land held for investment representing a total investment of $68.2 million. The costs of owning and carrying this land while readying it for development account for the majority of our negative cash flow.

We expect the lease-up of our Addison Place Shops and our Northridge office building to increase our operating revenues and operating cash flow, although the costs of owning and carrying our undeveloped land will continue to exceed cash flow from our operating properties even after the properties in lease-up have achieved stabilization. We have cash on hand to cover approximately one year of negative cash flows and a line of credit that we can use to fund operations or other non-recurring expenses.

We also expect to commence construction on some of our undeveloped land holdings in 2006, assuming we are able to raise the debt and equity necessary to fund the projects’ costs. We have several options available to us for raising this debt and equity, including construction financing, joint ventures, equity offerings and asset sales. There can be no assurance, however, that we will be able to raise the debt and equity sufficient to meet our financing needs or on terms acceptable to us.

Debt Summary

The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at March 31, 2006 and its scheduled balance at maturity, interest rate, maturity date, and monthly payment of principal and interest. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the following table.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of March 31, 2006
	Lender	Interest Terms	Interest Rate (1)	Maturity Date	Balance at Maturity	Monthly Payment	Current Balance

Revolving $2 Million Line of Credit (2)	Compass Bank	LIBOR plus 175 basis points (b.p.)	6.58%	08/01/06	$-	Interest only	$-

Highway 20 Cumming Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	6.58%	1/30/07	4,077,000	Interest only	4,077,000

Northridge Office Building (2)	Bank of North Georgia	LIBOR plus 200 b.p.	6.83%	09/10/07	3,760,000	$13,333(3)	4,000,000

Addison Place Shops (4)	Compass Bank	LIBOR plus 185 b.p.	6.68%	10/30/07	6,500,000	Interest only	6,364,000

Westside Land Loan (2)	Compass Bank	LIBOR plus 175 b.p.	6.58%	8/27/08	6,480,000	Interest only	6,480,000

Sawmill Village Land Loan (2)	Bank of North Georgia	LIBOR plus 175 b.p.	6.58%	8/29/08	3,335,000	Interest only	3,335,000

Addison Place Townhomes (5)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	62,885	8,893,000

Grand Pavilion Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	40,565	6,943,000

Spectrum Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	31,273	5,270,000

Addison Place Apartments	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	130,669	20,799,000

Bassett Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	21,853	2,700,000

Totals					$63,023,000		$68,861,000

(1)	The interest rate shown for variable-rate debt is as of March 31, 2006.
(2)	Each of these loans has an interest rate floor of 3.75%.
(3)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.
(4)	This loan has an interest rate floor of 3.50%.
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

(6)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule
As of March 31, 2006

Year	Principal Payments	Applicable Communities or Properties for Balloon Payments in Year

2006	$549,000
2007	14,937,000	Addison Place Shops, Northridge Office Building, and Highway 20 Cumming
2008	10,466,000	Westside, Sawmill Village
2009	9,011,000	Addison Place Townhomes
2010	564,000
Thereafter	33,334,000	Grand Pavilion, Addison Place Apartments, Spectrum and Bassett
Total	$68,861,000

Short-Term Debt

Unsecured Line of Credit. We have a $2,000,000 unsecured line of credit to provide funds for short-term working capital purposes. The line of credit matures on August 1, 2006. At March 31, 2006, there were no borrowings under this line of credit.

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

Land Loans

In addition to the land loan secured by our Highway 20 property described above, we have two other loans secured by our investment in undeveloped land that bear interest at LIBOR plus 175 basis points. These loans have three-year terms and expire August 27 and August 29, 2008, respectively. We anticipate that we will not have funds on hand to repay the debt at maturity. Instead, we intend to refinance the debt at or before maturity either by extending the maturity date if the property has not been developed, by obtaining a construction loan if we are ready to begin construction, or if the land has been developed and constructed and is generating income, by obtaining a permanent mortgage on the property.

Long-Term Debt

We anticipate that we will repay only a small portion of the principal of our long-term debt before maturity and that we will not have funds on hand sufficient to repay that indebtedness at maturity. We currently intend to refinance our maturing debt through debt financing collateralized by mortgages on individual properties, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.

Floating Rate Debt

Some of our loans bear interest at floating rates. These loans, which had an aggregate outstanding balance of $24,256,000 at March 31, 2006, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Increases in LIBOR, as have occurred recently, have increased our interest expense and may do so in the future. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $243,000 per year and adversely affect our liquidity and capital resources to that degree.

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

	Total Contract Amount	Total Amount Incurred through 3/31/06	Remaining Contractual Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,197,000	665,000	532,000
Sawmill Village	770,000	-	770,000
Highway 20 Cumming	1,050,000	-	1,050,000
	$4,797,000	$1,654,000	$3,143,000

Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. During 2005, we entered into contracts with Roberts Construction on four projects, and we have an existing contract with Roberts Construction we entered into before 2005 for the construction of our Northridge residential project. Terms of the contracts are cost plus 10%. As of the date of this report, we have not finalized the costs of the projects, although we estimate the cost, including contractor fees, to be approximately $165.0 million depending on the number of units and square footage to be constructed.

Inflation

Because substantially all of our apartment leases are for an initial term of not more than 12 to 14 months, we can seek increases in rents after the expiration of each lease if market conditions permit. Retail and office leases typically include an escalation factor that provides for annual rents to increase by a percentage. We believe that the short-term nature of the apartment leases and the escalations included in our commercial leases reduces our risk of the adverse effects of inflation.

We have several projects under development and expect to begin construction on one or more of these projects in the second half of 2006. Because these development projects may take several years to complete, inflation could increase the cost of construction and require us to borrow additional funds, which may reduce the rate of return on our equity.

Supplemental Disclosure of Funds From Operations

Funds from Operations, or FFO, is defined by the National Association of Real Estate Investment Trusts as net income, computed in accordance with accounting principles generally accepted in the United States, or GAAP, excluding gains (or losses) from sales of depreciable property and non-recurring items, plus real estate related depreciation and amortization. We compute FFO in accordance with the current NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to those other REITs. FFO does not represent amounts available for management’s discretionary use for payment of capital replacement or expansion, debt service obligations, property acquisitions, development and distributions or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indication of our financial performance or cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. We believe that to gain a clear understanding of our operating results, FFO should be evaluated in conjunction with net income (loss) determined in accordance with GAAP.

Industry analysts and investors use FFO as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Therefore, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. We believe that the use of FFO, combined with the required primary GAAP presentations, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Our management evaluates the operating performance of our apartment communities in part based on FFO. The following table reconciles net income (loss) to FFO (dollars in thousands, unaudited).

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net income (loss)	$(637)	$(999)
Minority interest of unitholders - continuing operations	(224)	(228)
Minority interest of unitholders - discontinued operations	19	(129)
Depreciation expense - continuing operations	570	345
Depreciation expense - discontinued operations	32	541

Funds from operations	$(240)	$(470)
Weighted average shares and units outstanding	7,576,915	7,214,605

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2005. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing apartment communities, retail centers and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.

Cost Capitalization

We state our real estate assets at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance and development fees incurred during the construction period. We expense ordinary repairs and maintenance as incurred; and we capitalize and depreciate major replacements and betterments over their estimated useful lives. Depreciation expense is computed over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment.

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

We allocate the purchase price of acquired real estate assets to land, building and intangible assets based on their relative fair values. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. We amortize the fair value of any above or below market leases into operating revenues over the terms of the respective leases. We amortize the value of in-place leases over the term of the respective lease.

Asset Impairment Evaluation

We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At March 31, 2006, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 5 to the consolidated financial statements included in Item 1 in this report.

We have approximately $24,256,000 in debt at March 31, 2006 that bears interest at variable interest rates. An increase of 1% in the interest rates on these loans would increase our interest expense by approximately $243,000 per year.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the risk factor described below. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our Chief Financial Officer has resigned, effective May 31, 2006, and we have not yet hired a replacement.

Mr. Michael A. Quinlan, our Chief Financial Officer, Secretary, and Treasurer, will resign from those positions with us effective May 31, 2006. We have not yet hired a new chief financial officer to replace Mr. Quinlan, although we are seeking to do so. If we are unable to replace Mr. Quinlan by the time of his departure, we intend to retain a qualified individual on an interim basis to assist us in complying with our financial reporting and accounting obligations as a public company. This transitional situation poses risks that we may fail to meet our reporting obligations and that our financial statements may contain material misstatements, which could in turn lead to claims by shareholders and regulatory agencies against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

10.1
Design and Development Agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Inc., dated February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.2
Construction Contract by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc., dated February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

10.3	Lease agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 27, 2006.

10.4	Lease agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 27, 2006.

31	Certifications of Charles S. Roberts and Michael A. Quinlan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 12, 2006

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Michael A. Quinlan
Michael A. Quinlan, Chief Financial Officer
(The Registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)