Form 10-Q
period 2006-06-30
ROBERTS REALTY INVESTORS INC
filed 2006-08-11
CIK 1011109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Registrant’s telephone number, Including Area Code: (770) 394-6000
     Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 10, 2006 was 5,726,946.

Special Note Regarding Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the notes to our financial statements, Item 2 of Part I and in Item 1A of Part II of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities and other real estate projects. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. For a description of some of the important factors that may affect actual outcomes, see the risk factors described in Item 1A of Part II of this report and in Item 1A of Part I of our Annual Report of Form 10-K for the year ended December 31, 2005.
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

PART I
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

REAL ESTATE ASSETS – At cost:
Land	$15,705	$15,705
Buildings and improvements	60,946	60,890
Furniture, fixtures and equipment	4,055	3,770

	80,706	80,365
Less accumulated depreciation	(11,506)	(10,260)

Operating real estate assets	69,200	70,105
Construction in progress and real estate under development	43,794	42,860
Land held for investment	9,018	9,267

Net real estate assets	122,012	122,232

CASH AND CASH EQUIVALENTS	1,693	1,503

RESTRICTED CASH	606	256

DEFERRED FINANCING COSTS – Net of accumulated amortization of $254 and $185 at June 30, 2006 and December 31, 2005, respectively	556	551

FAIR VALUE OF LEASES – Net of accumulated amortization of $261 and $68 at June 30, 2006 and December 31, 2005, respectively	1,379	1,584

OTHER ASSETS – Net	1,067	1,022

	$127,313	$127,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$48,389	$44,746
Construction notes payable	6,364	10,364
Land note payable	13,892	9,815
Line of credit payable	—	2,000
Accounts payable and accrued expenses	1,215	577
Due to affiliates	—	97
Security deposits and prepaid rents	233	297

Total liabilities	70,093	67,896

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	13,961	14,458

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,726,946 and 5,727,429 shares issued at June 30, 2006 and December 31, 2005, respectively	57	57
Additional paid-in capital	27,067	27,067
Unamortized restricted stock compensation	(4)	(4)
Retained earnings	16,139	17,674

Total shareholders’ equity	43,259	44,794

	$127,313	$127,148

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$1,907	$1,257	$3,713	$2,498
Other operating income	275	68	469	148

Total operating revenues	2,182	1,325	4,182	2,646

OPERATING EXPENSES:
Personnel	151	150	304	289
Utilities	110	88	230	178
Repairs, maintenance and landscaping	129	113	254	192
Real estate taxes	374	128	634	252
Marketing, insurance and other	100	86	199	169
General and administrative expenses	541	433	915	838
Depreciation and amortization	843	460	1,446	904

Total operating expenses	2,248	1,458	3,982	2,822

(LOSS) INCOME FROM OPERATIONS	(66)	(133)	200	(176)

OTHER INCOME (EXPENSE):
Interest income	12	37	43	98
Interest expense	(1,093)	(735)	(2,196)	(1,522)
(Loss) /Gain on disposal of assets	(9)	5	(9)	9
Amortization of deferred financing costs	(34)	(46)	(69)	(86)

Total other expense	(1,124)	(739)	(2,231)	(1,501)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,190)	(872)	(2,031)	(1,677)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	290	227	496	439

LOSS FROM CONTINUING OPERATIONS	(900)	(645)	(1,535)	(1,238)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	—	4,178	—	3,765

NET (LOSS) INCOME	$(900)	$3,533	$(1,535)	$2,527

(LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED:

(Loss) from continuing operations	$(0.16)	$(0.12)	$(0.27)	$(0.23)
Income from discontinued operations	—	0.78	—	0.71

Net (loss) income	$(0.16)	$0.66	$(0.27)	$0.48

Weighted average common shares — basic	5,727,142	5,358,229	5,727,285	5,337,836
Weighted average common shares — diluted (effect of operating partnership units)	7,576,628	7,249,971	7,576,771	7,232,387
See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (loss) income	$(1,535)	$2,527
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	—	(3,765)
Minority interest of unitholders in the operating partnership	(496)	(439)
(Gain) loss on disposal of assets	9	(9)
Depreciation and amortization	1,559	994
Amortization of deferred compensation	—	7
Change in assets and liabilities:
(Increase) decrease in other assets	(8)	466
Increase in restricted cash	(350)	—
Decrease in amounts due affiliates	(97)	(638)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	574	1,077

Net cash provided by (used in) operating activities from continuing operations	(344)	220
Net cash provided by operating activities from discontinued operations	—	203

Net cash provided by (used in) operating activities	(344)	423

INVESTING ACTIVITIES:
Acquisition and construction of real estate assets	(1,112)	(22,114)

Net cash used in investing activities from continuing operations	(1,112)	(22,114)
Net cash provided by investing activities from discontinued operations	—	37,251
Net cash provided by (used in) investing activities	(1,112)	15,137

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(357)	(1,229)
Payment of loan costs	(74)	(253)
Proceeds from construction loans	—	1,084
Payment of construction notes payable	—	(530)
Proceeds from land notes payable	4,077	10,950
Payoff of land notes payable		(13,570)
Payoff of line of credit	(2,000)
Re-issuance of treasury shares	—	2,901
(Increase) in restricted cash	—	(18)

Net cash provided by (used in) financing activities from continuing operations	1,646	(665)
Net cash used in financing activities from discontinued operations	—	(22,484)

Net cash provided by (used in) financing activities	1,646	(23,149)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	190	(7,589)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,503	27,552

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,693	$19,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,224	$1,972

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its wholly owned subsidiaries. Roberts Realty is the sole general partner of the operating partnership and it had a 75.6% ownership interest at June 30, 2006 and December 31, 2005. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At June 30, 2006, Roberts Realty owned:
•	two multifamily apartment communities totaling 403 residential units in the Atlanta metropolitan area;

•	four retail centers totaling 151,527 square feet, including a 39,205 square foot retail center that is in its lease-up phase;

•	a 37,864 square foot commercial office building that is also in its lease-up phase;

•	five tracts of undeveloped land totaling 100 acres in various phases of development; and

•	two tracts of undeveloped land totaling 45 acres that are held for investment.
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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 24.4% and 26.2% for the six months ended June 30, 2006 and 2005, respectively. The minority interest of the unitholders was $13,961,000 at June 30, 2006 and $14,458,000 at December 31, 2005.

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

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the SEC. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.	ACQUISITIONS AND DISPOSITIONS

On December 29, 2004, Roberts Realty purchased an 82% undivided interest in a 23.6-acre parcel of undeveloped land in Gwinnett County, Georgia from Roberts Properties Peachtree Parkway, L.P. (“Peachtree Parkway, L.P.”) for a cash purchase price of $7,770,000. Mr. Roberts owns 98.7% of Peachtree Parkway, L.P. The land is zoned for 292 residential units and is located across Peachtree Parkway from the upscale Forum Shopping Center. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor on a cost plus basis plus 10% (5% profit and 5% overhead). On June 26, 2006, Roberts Realty agreed to acquire the remaining 18% of the Peachtree Parkway land from the unaffiliated owner for $1,710,000, plus an additional payment equal to a simple annual return of 16% per annum on that amount from November 1, 2004 through the date of closing, which will be on or before December 31, 2006. The additional payment will be approximately $593,000 if Roberts Realty closes the purchase at year-end but will be proportionately less if the closing occurs before then. Roberts Realty expects that, at closing, it will assume the obligations of the unaffiliated seller to Roberts Properties and Roberts Construction under the design and development agreement and construction contract. The company anticipates it will close the purchase on or before December 31, 2006 and that it will assume and pay the entire amount of the development fees for the project. See Note 7 – Related Party Transactions.

On January 20, 2005, Roberts Realty purchased 9.8 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000, including closing costs, and was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of its St. Andrews at the Polo Club community in July 2004. The 9.8-acre property, which Roberts Realty refers to as the North Springs property, is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the Perimeter Center submarket of Atlanta. The property is zoned for a mixed-use development of 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor on a cost plus basis plus 10% (5% profit and 5% overhead). See Note 7 – Related Party Transactions.

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

On August 4, 2005, Roberts Realty purchased 22.1 acres of undeveloped land, referred to as Sawmill Village, zoned for 154 residential units in Cumming, Georgia, a suburb of Atlanta. The purchase price was $4,829,000, which included closing costs and sewer tap fees.

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

On November 23, 2005, Roberts Realty purchased 36.9 acres of undeveloped land zoned for 210 residential units in Cumming, Georgia. Roberts Realty refers to the property as Highway 20. The purchase price was $5,051,000, which included closing costs and sewer tap fees.

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

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the assets and liabilities and the results of operations of any properties which have been sold, or otherwise qualify as held for sale as of June 30, 2006, to be presented as discontinued operations in a company’s consolidated financial statements in both current and prior periods presented. The property classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs, and depreciation is no longer recorded on the property. On February 3, 2006, Roberts Realty entered into a listing agreement for the sale of its 118-unit Addison Place Townhome community. On June 5, 2006, the company terminated its listing agreement for the community, and the company does not intend to actively market the property for sale during 2006. As a result, the community no longer meets the criteria to be classified as held for sale, and its net real estate assets and liabilities were reclassified to operating real estate assets and liabilities as of June 30, 2006. In addition, Roberts Realty has reclassified the operating activities for the community as continuing operations in the consolidated statement of operations for the three and six months ended June 30, 2006.

For the three and six months ended June 30, 2005, income from discontinued operations includes operating activities of the Ballantyne Place apartment community that Roberts Realty sold on May 31, 2005. The following table summarizes revenue and expenses classified as discontinued operations for the three and six months ended June 30, 2005 (dollars in thousands, unaudited):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
OPERATING REVENUES:
Rental operations	$420	$887
Other operating income	16	41

Total operating revenues	436	928
OPERATING EXPENSES:
Personnel	101	211
Utilities	41	83
Repairs, maintenance, and landscaping	39	67
Real estate taxes	69	151
Marketing, insurance, and other	68	146
Depreciation of real estate assets	298	741

Total operating expenses	616	1,399
LOSS FROM OPERATIONS	(180)	(471)
OTHER EXPENSES:
Interest expense	(202)	(450)
Amortization of deferred financing costs	(7)	(18)

Total other expenses	(209)	(468)

LOSS BEFORE MINORITY INTEREST	(389)	(939)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	102	246
GAIN ON SALE OF REAL ESTATE ASSETS	4,465	4,458

INCOME FROM DISCONTINUED OPERATIONS	$4,178	$3,765

5.	NOTES PAYABLE

Roberts Realty has four types of debt: (1) an unsecured line of credit; (2) mortgage notes secured by six of its operating properties; (3) construction/permanent loans secured by other real estate assets; and (4)

land loans incurred to purchase undeveloped land. These loans are summarized below. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor.

Line of Credit. Roberts Realty has a $2,500,000 unsecured line of credit to provide funds for short-term working capital purposes. The line of credit, which matures on August 1, 2007, was increased on August 1, 2006 by $500,000 to $2,500,000. At December 31, 2005, the outstanding balance was $2,000,000. On January 31, 2006, the line of credit was repaid in full with proceeds from the Highway 20 land loan described below. At June 30, 2006, there were no borrowings under the line of credit.

Mortgage Notes. The mortgage notes payable secured by some of Roberts Realty’s operating properties at June 30, 2006 and December 31, 2005 were as follows, in order of maturity.

		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	6/30/06	6/30/06	12/31/05
Northridge Office Building	09/10/07	7.30%	$3,939,000	$	n/a
Addison Place Townhomes	11/15/09	6.95%	8,859,000		8,927,000
Grand Pavilion Retail Center	07/11/13	5.43%	6,907,000		6,962,000
Spectrum Retail Center	05/01/14	5.68%	5,252,000		5,289,000
Addison Place Apartments	05/01/15	6.35%	20,740,000		20,860,000
Bassett Retail Center	10/01/19	8.47%	2,692,000		2,708,000

Totals			$48,389,000		$44,746,000

On March 10, 2006, Roberts Realty extended the maturity date of the $4,000,000 Northridge office building loan from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,760,000 plus interest. The Northridge office building loan was previously classified as a construction loan as described below.

Real estate assets having a combined depreciated cost of $62,109,000 served as collateral for the outstanding mortgage debt at June 30, 2006.

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

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points and was scheduled to mature on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007. All other terms and conditions remained the same. As of June 30, 2006, $6,364,000 had been drawn on the loan.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan with Wachovia Bank (as amended on January 19, 2005) to fund portions of the purchase prices of an 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia, 29.5 acres of undeveloped land located on Westside Parkway in Alpharetta, Georgia, and 9.8 acres of undeveloped land located on Peachtree Dunwoody Road in Atlanta, Georgia. Roberts Realty repaid $5,800,000 on January 31, 2005 and $7,769,500 on February 17, 2005, leaving a balance of $6,842,500, and the lender released the Peachtree Parkway land as collateral as provided in the loan documents. The loan was secured by the land and the interest rate was equal to the 30-day LIBOR rate plus 185 basis points. Although the loan was scheduled to mature on December 29, 2005, Roberts Realty prepaid the loan on September 27, 2005 without penalty as explained in the following paragraph.

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to the company’s Westside land purchased in December 2004, increasing its total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan with Compass Bank secured by its investment in Westside. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 27, 2008. The interest rate at June 30, 2006 was 7.08%. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above.

On September 29, 2005, Roberts Realty closed a $3,335,000, interest-only loan with Bank of North Georgia secured by Sawmill Village, a 22.1-acre tract of undeveloped land located in Cumming, Georgia. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 29, 2008. The interest rate at June 30, 2006 was 7.08%. Roberts Realty used the proceeds from the loan to fund the acquisition of Spectrum Shopping Center, as described in Note 3 – Acquisitions and Dispositions.

On January 31, 2006, Roberts Realty closed a $4,077,000 interest-only loan with Wachovia Bank, N.A. The loan is secured by the Highway 20 land, including the outparcel acquired on the same date, bears interest at the 30-day LIBOR rate plus 175 basis points and matures on January 30, 2007. The interest rate at June 30, 2006 was 7.08%. Proceeds from the loan were used to repay the line of credit balance and for working capital.

6.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the six months ended June 30, 2005, a total of 15,451 operating partnership units were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value. No units were exchanged for shares during the three and six months ended June 30, 2006.

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Loss from continuing operations — basic	$(900)	$(645)	$(1,535)	$(1,238)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(290)	(227)	(496)	(439)

Loss from continuing operations — diluted	(1,190)	(872)	(2,031)	(1,677)

Income (loss) from discontinued operations — basic	—	4,178	—	3,765
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	—	1,428	—	1,284

Income from discontinued operations — diluted	—	5,606	—	5,049

Net (loss) income — diluted	$(1,190)	$4,734	$(2,031)	$3,372

Weighted average shares — basic	5,727,142	5,358,229	5,727,285	5,337,836
Dilutive securities — weighted average units	1,849,486	1,891,742	1,849,486	1,894,551

Weighted average shares — diluted	7,576,628	7,249,971	7,576,771	7,232,387

7.	RELATED PARTY TRANSACTIONS

Roberts Realty enters into contractual commitments in the normal course of business with the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the charter for the audit committee of the company’s board of directors, related party transactions are subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with those policies.

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

		Total Amount
	Total	Incurred	Remaining
	Contract	Through	Contractual
	Amount	June 30, 2006	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (1)	1,460,000	811,111	648,889
Sawmill Village	770,000	—	770,000
Highway 20	1,050,000	—	1,050,000

Totals	$5,060,000	$1,800,111	$3,259,889

(1)	Roberts Realty agreed on June 26, 2006 to acquire the remaining 18% of the Peachtree Parkway land from the unaffiliated owner for $1,710,000, plus an additional payment equal to a simple annual return of 16% per annum on that amount from November 1, 2004 through the date of closing, which will be on or before December 31, 2006. The additional payment will be approximately $593,000 if Roberts Realty closes the purchase at year-end but will be proportionately less if the closing occurs before then. Roberts Realty expects that, at closing, it will assume the obligations of the unaffiliated seller to Roberts Properties and Roberts Construction under the design and development agreement and construction contract. The company anticipates it will close the purchase on or before December 31, 2006 and that it will assume and pay the entire amount of the development fees for the project. Roberts Realty has paid $665,111 of the total $811,111 amount incurred through June 30, 2006.
Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. On April 14, 2005, Roberts Realty entered into cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the North Springs property. On August 4, 2005, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Sawmill Village property. On February 21, 2006, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Highway 20 property. See Note 8 – Commitments and Contingencies, below for more information.

Office Leases. Roberts Realty entered into leases for office space on the third floor of the Northridge office building with Roberts Properties and Roberts Construction for a total of $4,200 per month for the period of June 1, 2004 to August 31, 2004; for a total of $5,250 per month for the period of September 1, 2004 to December 31, 2004; and for a total of $5,950 per month for the period of January 1, 2005 to March 31, 2005. At March 31, 2005, the leases converted to a month-to-month basis with the rental rate and all other terms remaining unchanged. On March 27, 2006, Roberts Realty entered into new lease agreements with each of the Roberts Companies that superseded the month-to-month leases that were previously in effect. The leases total 6,878 rentable square feet and have a one-year term effective January 1, 2006, a rate of $19.00 per rentable square foot and three one-year options to renew.

8.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has several projects in various phases of development and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 7 – Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction its cost plus 10%. The cost of these construction projects has not yet been determined because the design of the projects and the number of units and square footage to be constructed is being finalized. Roberts Realty has also entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of the projects. Roberts Realty estimates the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs, Highway 20 and Sawmill Village projects. As of June 30, 2006, outstanding commitments on these contracts totaled $1,291,000. As of June 30, 2006, Roberts Realty had one $500,000 unsecured letter of credit outstanding.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the outcome of such matters will not have a material effect on Roberts Realty’s financial position or results of operations.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2006.

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

Roberts Realty owns, operates, develops and constructs multifamily apartment communities, retail centers and office buildings, all of which are currently located in Georgia. In addition to several unimproved parcels currently under development or held for investment, Roberts Realty owns two apartment communities totaling 403 residential units, three retail centers totaling 112,322 square feet, a 39,205 square foot retail center in its lease-up phase and a 37,864 square foot office building also in its lease-up phase. Roberts Realty manages and evaluates the performance of each of its properties on an individual basis and does not report the performance of its properties, nor allocate resources, through separate operating segments. Roberts Realty has aggregated its properties into one reportable segment that comprises 100% of its revenue. At June 30, 2006, Roberts Realty does not meet the criteria that would require these assets to be accounted for as separate segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
          We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of June 30, 2006, Roberts Realty owns a 75.6% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure. Currently, all of our properties are located in Georgia.
          As of the date of this report, we own the following properties, some of which have a physical occupancy as shown below at July 31, 2006.
     Residential
Addison Place, which includes a total of 403 residential units consisting of 118 townhomes and 285 garden apartments located in Alpharetta, Georgia. Addison Place has an aggregate physical occupancy rate of 94.8%.
     Retail
1.	Grand Pavilion, a 62,323-square-foot retail center located in Alpharetta that is 86.5% occupied.

2.	Bassett Shopping Center, a 19,949-square-foot retail center located across from the Mall of Georgia in Gwinnett County that is 100% occupied.

3.	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located across from the Mall of Georgia in Gwinnett County that is 100% leased.

4.	Addison Place Shops, a 39,205-square-foot retail center in lease-up located at the entrance to our Addison Place Apartments community in Alpharetta. We have completed construction of this retail center except for the interior tenant finish. The Addison Place Shops are 20.8% leased and occupied.
     Office
Northridge office building, a 37,864-square-foot building in lease-up in Sandy Springs, Georgia. We occupy a portion of one floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on that floor with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), each of which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of Directors. We have also entered into a lease with an unrelated third party for a portion of the first floor. The building is 44.1% occupied.
     Properties under Development
1.	Northridge, a 220-unit apartment community to be located on a 10.9-acre site adjacent to our Northridge office building.

2.	Peachtree Parkway, an 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, zoned for 292 residential units.

3.	North Springs, a 9.8-acre tract of undeveloped land located on Peachtree Dunwoody Road in Atlanta that is zoned for 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space.

4.	Sawmill Village, a 22.1-acre tract of undeveloped land in Cumming, north of metropolitan Atlanta, zoned for 154 residential units.

5.	Highway 20, a 38.2-acre tract of undeveloped land in Cumming, zoned for 210 residential units.
     Land Held for Investment
1.	Westside, a 44.0-acre tract of undeveloped land located on Westside Parkway in Alpharetta, zoned for 326 residential units and a density of 500,000 square feet for a university education center. We also own a right of first refusal to acquire an adjacent seven-acre parcel zoned for 105 residential units.

2.	A 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend either to sell or develop.
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
     Sale of 362,588 Common Shares to Two Directors
          We repurchased 362,588 shares of our common stock for $2,764,000 prior to 2002, and we held those shares in our treasury until June 2005, when we sold the treasury shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director, for $2,901,000. We used the proceeds from the sale of these shares to help fund our development and construction program.
     New Chief Financial Officer
          On February 21, 2006, Michael A. Quinlan and our board of directors mutually agreed that Mr. Quinlan would resign his position as Chief Financial Officer, Secretary and Treasurer effective April 14, 2006, which was subsequently extended to May 31, 2006. Effective May 31, 2006, we hired Mr. Charles R. Elliott, a member of our board of directors, as our Chief Financial Officer, Secretary, and Treasurer on an interim basis until we hire a permanent replacement to fill those positions. We agreed to pay him $70 per hour for his service in those positions.
     Reclassification of Property No Longer Held for Sale
          On February 3, 2006, we entered into a listing agreement for the sale of our 118-unit Addison Place Townhome community. On June 5, 2006, we terminated the listing agreement for the community and do not intend to actively market it for sale during 2006. As a result, the community no longer meets the criteria to be classified as held for sale, and we reclassified its net real estate assets and liabilities to operating real estate assets and liabilities as of June 30, 2006. In addition, we have reclassified the operating activities for the community as continuing operations in the consolidated statement of operations for the three and six months ended June 30, 2006.
Trends
          We have five properties that are now under development, and we estimate the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction.

          Since our inception in 1994, we have focused primarily on the development, construction and ownership of multifamily residential communities, including land held for subsequent development. In recent years, particularly in 2005, we diversified our real estate activities into other real estate investments that include retail centers. We are currently experiencing negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, while making distributions to shareholders of $4.50 per share and reinvesting a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe that the combination of our Addison Place apartments and townhomes, the three retail centers we acquired during the fourth quarter of 2005, along with the continued lease-up of our Addison Place Shops retail center and Northridge office building will substantially reduce our negative cash flow as we pursue our development and construction plan.
          We have paid no regular quarterly dividends since the third quarter of 2001 and we presently have no plans to resume paying regular quarterly dividends. However, we will make distributions to the extent required to maintain our status as a REIT for federal income tax purposes.
Results of Operations
          The following discussion does not include the results of our discontinued operations that are reflected as income from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2005. There were no discontinued operations for the three and six months ended June 30, 2006. Discontinued operations for the three and six months ended June 30, 2005 includes operating results for our Ballantyne Place community, which we sold in May 2005.
     Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005
          Loss from continuing operations increased $318,000 from a loss of $872,000 for the three months ended June 30, 2005 to a loss of $1,190,000 for the three months ended June 30, 2006. The following discussion compares our statements of operations for the three months ended June 30, 2005 and June 30, 2006.
(a)	Total operating revenues increased $857,000 or 64.7% from $1,325,000 for the three months ended June 30, 2005 to $2,182,000 for the three months ended June 30, 2006. This increase in operating revenues is due primarily to the three retail centers we acquired in September and October of 2005.

(b)	Property operating expenses (personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other) increased $299,000 or 52.9% from $565,000 for the three months ended June 30, 2005 to $864,000 for the three months ended June 30, 2006. This increase in property operating expenses is due primarily to the following:
(1)	operating expenses incurred for the operation of the three retail centers;

(2)	operating expenses incurred at the Addison Place Shops retail center, for which we began expensing costs in June 2005, rather than capitalizing costs as we completed construction of this property; and

(3)	Real estate taxes on undeveloped land acquired in 2005.
(c)	Depreciation and amortization expense increased $383,000 or 83.3% from $460,000 for the three months ended June 30, 2005 to $843,000 for the three months ended June 30, 2006. This increase in depreciation and amortization expense is due primarily to recognizing depreciation expense on the three retail centers we acquired and the Addison Place Shops retail center, which we began to depreciate in June 2005 when we completed construction.

(d)	Interest expense increased $358,000 or 48.7% from $735,000 for the three months ended June 30, 2005 to $1,093,000 for the three months ended June 30, 2006. This increase in interest expense is due primarily to the following:
(1)	interest on the debt we assumed with the acquisition of the three retail centers;

(2)	interest on the debt secured by the Addison Place Shops retail center, for which we began expensing interest in June 2005, rather than capitalizing interest as we completed construction of this property; and

(3)	interest on the debt we incurred to finance our land purchases.
          The operating performance for the three months ended June 30, 2006 for Addison Place (both apartments and townhomes), our only stabilized apartment community during these two comparable periods, is summarized in the following table.

	Three Months Ended June 30,
	2006	2005	% Change
Total operating revenues	$1,331,000	$1,299,000	2.5%
Property operating expenses (1)	(485,000)	(465,000)	4.3%

Net operating income (2)	846,000	834,000	1.4%
Interest expense	(493,000)	(582,000)	(15.3)%
Loan cost amortization expense	(9,000)	(15,000)	(40.0)%
Depreciation of real estate assets	(424,000)	(401,000)	5.7%
Other	0	4,000	N/A

Loss from operations	$(80,000)	$(160,000)	(50.0)%

Average stabilized occupancy (3)	93.7%	95.3%	(1.6)%

(1)	In this table, the term “property operating expenses” includes personnel, utilities, repairs and maintenance, landscaping, marketing, insurance, property taxes, and property administration expenses.

(2)	Net operating income (“NOI”) is equal to total property operating revenues minus property operating expenses. NOI is a widely recognized term in the real estate industry, and we believe it provides useful information to investors regarding our results of operations because it explains the contribution of our rental operations to our overall financial results.

(3)	Represents the average physical occupancy, which is calculated by dividing the total number of vacant days by the total possible number of vacant days for each period shown above and subtracting the resulting number from 100%.
     As shown in the table above, our same-property operating revenues increased $32,000 or 2.5% from $1,299,000 for the three months ended June 30, 2005 to $1,331,000 for the three months ended June 30, 2006. This increase is due primarily to rent increases on lease renewals. Same-property operating expenses increased $20,000 or 4.3% from $465,000 for the three months ended June 30, 2005 to $485,000 for the three months ended June 30, 2006. This increase is due primarily to normal increases in expenses with no expense category showing any significant increase or decrease. Because of the 2.5% increase in same-property operating revenue combined with the 4.3% increase in same-property operating expenses, our same-property net operating income increased $12,000 or 1.4%. Interest expense decreased $89,000 or 15.3% from $582,000 for the three months ended June 30, 2005 to $493,000 for the three months ended June 30, 2006. This decrease is due to the refinancing of the mortgage on the Addison Place apartments in April 2005 that reduced the fixed interest rate from 8.62% to 6.35% and reduced the principal loan amount from $22,500,000 to $21,000,000. Same-property stabilized occupancy decreased 1.6% from 95.3% for the three months ended June 30, 2005 to 93.7% for the three months ended June 30, 2006.

     Comparison of the Six Months June 30, 2006 to the Six Months Ended June 30, 2005
          Loss from continuing operations increased $354,000 from a loss of $1,677,000 for the six months ended June 30, 2005 to a loss of $2,031,000 for the six months ended June 30, 2006. The following discussion compares our statements of operations for the six months ended June 30, 2005 and June 30, 2006.
(a)	Total operating revenues increased $1,536,000 or 58.0% from $2,646,000 for the six months ended June 30, 2005 to $4,182,000 for the six months ended June 30, 2006. This increase in operating revenues is due primarily to the three retail centers we acquired in September and October of 2005.

(b)	Property operating expenses (personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other) increased $541,000 or 50.1% from $1,080,000 for the six months ended June 30, 2005 to $1,621,000 for the six months ended June 30, 2006. This increase in property operating expenses is due primarily to the following:
(1)	operating expenses incurred for the operation of the three retail centers;

(2)	operating expenses incurred at the Addison Place Shops retail center, for which we began expensing costs in June 2005, rather than capitalizing costs as we completed construction of this property; and

(3)	real estate taxes on undeveloped land acquired in 2005.
(c)	Depreciation and amortization expense increased $542,000 or 60.0% from $904,000 for the six months ended June 30, 2005 to $1,446,000 for the six months ended June 30, 2006. This increase in depreciation and amortization expense is due primarily to recognizing depreciation expense on the three retail centers we acquired and the Addison Place Shops retail center, which we began to depreciate in June 2005 when we completed construction.

(d)	Interest expense increased $674,000 or 44.3% from $1,522,000 for the six months ended June 30, 2005 to $2,196,000 for the six months ended June 30, 2006. This increase in interest expense is due primarily to the following:
(1)	interest on the debt we assumed with the acquisition of the three retail centers;

(2)	interest on the debt secured by the Addison Place Shops retail center, for which we began expensing interest in June 2005, rather than capitalizing interest as we completed construction of this property; and

(3)	interest on the debt we incurred to finance our land purchases.
partially offset by:
(4)	interest savings from the refinancing of Addison Place apartments in April 2005 that included a reduction in the fixed interest rate from 8.62% to 6.35% and a reduction in the principal loan amount from $22,500,000 to $21,000,000.

          The operating performance for the six months ended June 30, 2006 for Addison Place (both apartments and townhomes), our only stabilized apartment community during these two comparable periods, is summarized in the following table.

	Six Months Ended June 30,
	2006	2005	% Change
Total operating revenues	$2,637,000	$2,592,000	1.7%
Property operating expenses (1)	(961,000)	(897,000)	7.1%

Net operating income (2)	1,676,000	1,695,000	(1.1)%
Interest expense	(979,000)	(1,216,000)	(19.5)%
Loan cost amortization expense	(19,000)	(28,000)	(32.1)%
Depreciation of real estate assets	(716,000)	(785,000)	(8.8)%
Other	0	9,000	N/A

Loss from operations	$(38,000)	$(325,000)	(88.3)%

Average stabilized occupancy (3)	93.2%	94.6%	(1.4)%

(1)	In this table, the term “property operating expenses” includes personnel, utilities, repairs and maintenance, landscaping, marketing, insurance, property taxes, and property administration expenses.

(2)	Net operating income (“NOI”) is equal to total property operating revenues minus property operating expenses. NOI is a widely recognized term in the real estate industry, and we believe it provides useful information to investors regarding our results of operations because it explains the contribution of our rental operations to our overall financial results.

(3)	Represents the average physical occupancy, which is calculated by dividing the total number of vacant days by the total possible number of vacant days for each period shown above and subtracting the resulting number from 100%.
          As shown in the table above, our same-property operating revenues increased $45,000 or 1.7% from $2,592,000 for the six months ended June 30, 2005 to $2,637,000 for the six months ended June 30, 2006. This increase is due primarily to rent increases on lease renewals at Addison Place. Same-property operating expenses increased $64,000 or 7.1% from $897,000 for the six months ended June 30, 2005 to $961,000 for the six months ended June 30, 2006. This increase is due primarily to an increase in personnel and utilities expense at Addison Place. Because of the 1.7% increase in same-property operating revenue combined with the 7.1% increase in same-property operating expenses, our same-property net operating income decreased $19,000 or 1.1%. Interest expense decreased $237,000 or 19.5% from $1,216,000 for the six months ended June 30, 2005 to $979,000 for the six months ended June 30, 2006. This decrease is due to the refinancing of the mortgage note on the Addison Place apartments in April 2005 that reduced the fixed interest rate from 8.62% to 6.35% and reduced the principal loan amount from $22,500,000 to $21,000,000. Same-property stabilized occupancy decreased 1.4% from 94.6% for the six months ended June 30, 2005 to 93.2% for the six months ended June 30, 2006.
Liquidity and Capital Resources
     Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
          A primary source of our liquidity is cash flow from operations. Historically, our operating cash flows have been determined by the number of apartment homes, rental rates, and property operating expenses as well as the strength or weakness of the overall apartment market. As we expected, we are generating negative cash flow after returning $32.5 million in distributions to our shareholders from the sale of seven apartment communities during 2004 and 2005. We invested the proceeds from the sales of St. Andrews at the Polo Club and Ballantyne Place in three existing retail centers and undeveloped land. The land will not generate cash flow until we either develop or sell it. In addition, a generally weak apartment market has contributed to our negative cash flow.

     Cash and cash equivalents increased $190,000 during the six months ended June 30, 2006 compared to a decrease of $7,589,000 during the six months ended June 30, 2005. This change, totaling $7,779,000, is due to a $24,795,000 increase in cash provided by financing activities offset by a $767,000 increase in cash used in operating activities and a $16,249,000 increase in cash used in investing activities, each of which is described in more detail below.
     Net cash used in operating activities increased $767,000 from cash provided by operating activities of $423,000 during the six months ended June 30, 2005 to cash used in operating activities of $344,000 during the six months ended June 30, 2006. This increase in the use of cash is due primarily to the sale of Ballantyne Place on May 31, 2005 and an increase during the six months ended June 30, 2006 in interest expense, depreciation and amortization, and restricted cash due to our acquisition of three existing retail centers during the fourth quarter of 2005.
     Net cash used in investing activities increased $16,249,000 from cash provided by investing activities of $15,137,000 during the six months ended June 30, 2005 to cash used in operating activities of $1,112,000 during the six months ended June 30, 2006. This increase in the use of cash is due primarily to the sale of Ballantyne Place on May 31, 2005 for $37,250,000, partially offset by the acquisition of the North Springs’ 9.8-acre tract for $15,724,000 on January 20, 2005 and the purchase of 14.5 acres at Westside Parkway for $3,320,000 on June 30, 2005.
     Net cash provided by financing activities increased $24,795,000 from cash used in financing activities of $23,149,000 during the six months ended June 30, 2005 to cash provided by financing activities of $1,646,000 during the six months ended June 30, 2006. This increase in cash provided by financing activities is due primarily to the following:
(a)	$23,000,000 used to pay off the construction loan for Ballantyne Place in May 2005;

(b)	$13,570,000 used to pay down the Wachovia Bank land note in the first quarter of 2005;

(c)	$530,000 used to pay down the construction loan for the Northridge office building in May 2005; and

(d)	$4,077,000 land loan that closed on January 31, 2006 and secured by the Sawmill Village land;
partially offset by:
(e)	$10,950,000 in land loan proceeds used to acquire the North Springs land on January 20, 2005;

(f)	$2,901,000 in proceeds from the sale of treasury shares in June 2005;

(g)	$2,000,000 used to pay off the credit line on January 31, 2006 from the proceeds of the Highway 20 land loan; and

(h)	$357,000 in principal payments during the six months ended June 30, 2006.
     We have not paid regular quarterly dividends since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. We will make distributions to shareholders only if necessary in order to maintain our status as a REIT for federal income tax purposes.
     We currently have operating cash on hand sufficient to cover approximately six months of negative cash flows and, in addition, we have a $2,500,000 revolving line of credit with no current outstanding balance that we can use to fund operations or other non-recurring expenses. We believe that the combination of our Addison Place apartments and townhomes, the three retail centers we acquired during the fourth quarter of 2005, along with the continued lease-up of our Addison Place Shops retail center and Northridge office building will substantially reduce our negative cash flow as we pursue our development and construction plan. In addition, we have three separate parcels of land totaling 40 acres (North Springs, Peachtree Parkway and Northridge) we acquired for $28,879,000 (including closing costs) that are presently unencumbered. Although we believe that our cash on hand and credit line provide us with sufficient liquidity to meet our obligations during the next 18 to 24 months, we will not see a significant increase in positive cash flow until we substantially complete the construction and lease-up of the first of our five new apartment communities, which we expect to occur in 2008. This assumes that we are able to raise the debt and equity necessary to fund the costs of construction. We have several options available to us for raising this debt and equity including construction financing, joint ventures, equity offerings and asset sales. We can give no assurance that we will be able to raise the debt and equity sufficient to meet our financing needs or on terms acceptable to us.
     Debt Summary
          The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at June 30, 2006 and its scheduled balance at maturity, interest rate, maturity date and monthly payment of principal and interest. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the table on the following page.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of June 30, 2006

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate (1)	Date	Maturity	Payment	Balance
Revolving $2 Million Line		LIBOR plus 175
of Credit (2) (3)	Compass Bank	basis points (b.p.)	7.04%	08/01/06	$—	Interest only	$—
Highway 20 Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	7.04%	01/30/07	4,077,000	Interest only	4,077,000
Northridge Office Building (2)	Bank of North Georgia	LIBOR plus 200 b.p.	7.30%	09/10/07	3,760,000	$13,333 (4)	3,939,000
Addison Place Shops (5)	Compass Bank	LIBOR plus 185 b.p.	7.14%	10/30/07	6,500,000	Interest only	6,364,000
Westside Land Loan (2)	Compass Bank	LIBOR plus 175 b.p.	7.04%	08/27/08	6,480,000	Interest only	6,480,000
Sawmill Village Land Loan (2)	Bank of North Georgia	LIBOR plus 175 b.p.	7.04%	08/29/08	3,335,000	Interest only	3,335,000
Addison Place Townhomes (6)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	62,885	8,859,000
Grand Pavilion Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	40,565	6,907,000
Spectrum Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	31,273	5,252,000
Addison Place Apartments	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	130,669	20,740,000
Bassett Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	21,853	2,692,000

Totals					$63,023,000		$68,645,000

(1)	The interest rate shown for variable-rate debt is as of June 30, 2006.

(2)	On August 1, 2006, this line of credit was increased to $2.5 million, and the maturity date was extended to August 1, 2007.

(3)	Each of these loans has an interest rate floor of 3.75%.

(4)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(5)	This loan has an interest rate floor of 3.50%.

(6)	We may prepay the loan secured by the Addison Place Townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

(7)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves.

     Debt Maturities
          Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of June 30, 2006

	Principal
Year	Payments	Properties with Balloon Payments
2006	$366,000
2007	14,919,000	Addison Place Shops, Northridge office building and Highway 20
2008	10,468,000	Westside land loan, Sawmill Village land loan
2009	9,012,000	Addison Place Townhomes
2010	567,000
Thereafter	33,313,000	Grand Pavilion, Addison Place Apartments, Spectrum, and Bassett

Total	$68,645,000

     Short-Term Debt
          Unsecured Line of Credit. We have a $2,500,000 unsecured line of credit to provide funds for short-term working capital purposes. The line of credit, which matures on August 1, 2007, was increased on August 1, 2006 by $500,000 to $2,500,000. At December 31, 2005, the outstanding balance was $2,000,000. On January 31, 2006, the line of credit was repaid in full with proceeds from the Highway 20 land loan. As of August 10, 2006, there are no outstanding borrowings under the line of credit.
          Highway 20 Land Loan. On January 31, 2006, we closed a $4,077,000 short-term, interest only loan with Wachovia Bank secured by our investment in the Highway 20 land. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on January 30, 2007. While we expect to extend or refinance this debt at or before maturity, we do not have the funds available to repay all or any substantial portion of it at maturity and we have not yet begun to seek any commitments to renew or refinance it.
     Land Loans
          In addition to the land loan secured by our Highway 20 property described above, we have two other loans secured by our investment in undeveloped land that bear interest at LIBOR plus 175 basis points. These loans have three-year terms and expire August 27 and August 29, 2008, respectively. We anticipate that we will not have sufficient funds on hand to repay the debt at maturity. Instead, we intend to refinance the debt at or before maturity by doing one of the following: (1) extending the maturity date if the property has not been developed; (2) obtaining a construction loan if we are ready to begin construction; or (3) obtaining a permanent mortgage on the property if the land has been developed and is generating income.
     Long-Term Debt
          We expect to repay only a small portion of the principal of our long-term debt before maturity, and we will not have sufficient funds on hand to repay this indebtedness at maturity. We currently intend to refinance our maturing debt through debt financing collateralized by mortgages on individual properties, although we might seek to raise funds through equity offerings if market conditions are favorable at the time.

Floating Rate Debt
          Some of our loans bear interest at floating rates. These loans, which had an aggregate outstanding balance of $24,195,000 at June 30, 2006, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Increases in LIBOR, as have occurred recently, have increased our interest expense and may continue to do so in the future. For example, a 1.0% increase in the interest rates on these loans would increase our interest expense by approximately $242,000 per year and adversely affect our liquidity and capital resources to that degree. In fact, the overall interest rate on our floating rate debt has steadily increased since December 31, 2005 so that the effective rate on our floating rate debt was approximately 90 basis points (0.9%) higher on June 30, 2006 than on December 31, 2005. As a result, the interest we paid on our floating rate debt during the first six months of 2006 increased by approximately $50,000.
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

		Total Amount
		Incurred	Remaining
	Total Contract	Through	Contractual
	Amount	June 30, 2006	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (1)	1,460,000	811,111	648,889
Sawmill Village	770,000	0	770,000
Highway 20	1,050,000	0	1,050,000

Totals	$5,060,000	$1,800,111	$3,259,889

(1)	We agreed on June 26, 2006 to acquire the remaining 18% of the Peachtree Parkway land from the unaffiliated owner. We expect to close this purchase on or before December 31, 2006 and that we will assume and pay the entire amount of the development fees for the project. We have paid $665,111 of the total $811,111 amount incurred through June 30, 2006.
          Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. During 2005, we entered into contracts with Roberts Construction on four projects, and we have an existing contract with Roberts Construction we entered into before 2005 for the construction of our Northridge residential project. Terms of the contracts are cost plus 10%. As of the date of this report, we have not finalized the costs of the projects, although we estimate the cost, including contractor fees, to be approximately $165.0 million depending on the number of units and square footage to be constructed. In addition to these current construction contracts, we contracted with Roberts Construction for the construction of Ballantyne Place, our Charlotte, North Carolina community that we sold in May 2005.
Inflation
          Because substantially all of our apartment leases are for an initial term of not more than 12 to 14 months, we can seek increases in rents after the expiration of each lease if market conditions permit. Retail and office leases typically include an escalation factor that provides for annual rents to increase by a specified percentage. We believe that the short-term nature of the apartment leases and the escalations included in our commercial leases reduce our risk of the adverse effects of inflation.

          We have five projects currently under development, and we expect to begin construction on one or more of these projects in the second half of 2006. Because these development projects may take several years to complete, inflation could increase the cost of construction and require us to borrow additional funds, which may reduce the rate of return on our equity.
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
          We capitalize direct costs associated with the development and construction of our real estate projects. We expense all internal costs associated with the acquisition of operating these assets to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” for our real estate assets. During the construction of a property, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally not sufficient to cover interest costs and operating expenses, which results in an operating deficit. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the property, and the rent levels we achieve. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon the completion of development and construction activities.
          We allocate the purchase price of real estate assets we acquire to land, building and intangible assets based on their relative fair values. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. We amortize the fair value of any above or below market leases into operating revenues over the terms of the respective leases. We amortize the value of in-place leases over the term of the respective lease.
     Asset Impairment Evaluation
          We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by an assets are less than the asset’s carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At June 30, 2006, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.
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
     We have approximately $24,195,000 in debt at June 30, 2006 that bears interest at variable interest rates. An increase of 1% in the interest rates on these loans would increase our interest expense by approximately $242,000 per year.
ITEM 4. CONTROLS AND PROCEDURES.
     Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2006, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Other than as described in the following sentence, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective May 31, 2006, we hired Mr. Charles R. Elliott, a member of our board of directors, as our Chief Financial Officer, Secretary, and Treasurer on an interim basis to replace Mr. Michael A. Quinlan in those positions until we hire a permanent replacement.
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
     Appointment of Interim Chief Financial Officer
     Effective May 31, 2006, we appointed a member of our board of directors, Charles R. Elliott, to replace Mr. Michael A. Quinlan as our Chief Financial Officer, Secretary, and Treasurer on an interim basis until we hire a permanent replacement to fill these positions. Mr. Elliott, age 53, previously served as our Chief Financial Officer from April 1995 until August 2002. This transitional situation poses risks that we may fail to meet our reporting obligations and that our financial statements may contain material misstatements, which could in turn lead to claims by shareholders and regulatory agencies against us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.
     The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description
10.1	Determination of 2006 annual salary for the chief executive officer of Roberts Realty, Inc. [Incorporated by reference to our current report on Form 8-K dated May 16, 2006.]

10.2	Determination of compensation arrangements for the interim chief financial officer of Roberts Realty, Inc. [Incorporated by reference to our current report on Form 8-K dated May 31, 2006.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description
32	Certification of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2006

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(The Registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)