Form 10-Q
period 2006-09-30
ROBERTS REALTY INVESTORS INC
filed 2006-11-14
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 2, 2006 was 5,729,863.

PART I FINANCIAL INFORMATION
Special Note Regarding Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the notes to our financial statements, Item 2 of Part I and in Item 1A of Part II of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities and other real estate projects. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. For a description of some of the important factors that may affect actual outcomes, see the risk factors described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
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

ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$13,979	$15,705
Buildings and improvements	58,193	60,890
Furniture, fixtures and equipment	4,127	3,770

	76,299	80,365
Less accumulated depreciation	(12,074)	(10,260)

Operating real estate assets	64,225	70,105
Construction in progress and real estate under development	43,971	42,860
Land held for investment	9,019	9,267
Property held for sale	4,400	—

Net real estate assets	121,615	122,232

CASH AND CASH EQUIVALENTS	249	1,503

RESTRICTED CASH	483	256

DEFERRED FINANCING COSTS — Net of accumulated amortization of $291 and $185 at September 30, 2006 and December 31, 2005, respectively	527	551

FAIR VALUE OF LEASES — Net of accumulated amortization of $343 and $68 at September 30, 2006 and December 31, 2005, respectively	1,299	1,584

OTHER ASSETS — Net	1,582	1,022

	$125,755	$127,148

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$45,523	$44,746
Construction notes payable	6,364	10,364
Land note payable	13,892	9,815
Line of credit payable	—	2,000
Insurance premium note payable	195	—
Accounts payable and accrued expenses	910	577
Due to affiliates	17	97
Security deposits and prepaid rents	263	297
Mortgage note payable related to property held for sale	2,685	—

Total liabilities	69,849	67,896

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	13,641	14,458

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,729,863 and 5,727,429 shares issued at September 30, 2006 and December 31, 2005, respectively	57	57
Additional paid-in capital	27,067	27,067
Unamortized restricted stock compensation	(1)	(4)
Retained earnings	15,142	17,674

Total shareholders’ equity	42,265	44,794

	$125,755	$127,148

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$1,840	$1,264	$5,552	$3,761
Other operating income	182	70	652	228

Total operating revenues	2,022	1,334	6,204	3,989

OPERATING EXPENSES:
Personnel	151	150	456	439
Utilities	123	98	353	276
Repairs, maintenance and landscaping	144	124	398	316
Real estate taxes	201	131	835	383
Marketing, insurance and other	130	92	328	261
General and administrative expenses	532	351	1,394	1,189
Bad debt expense	102	—	155	—
Depreciation and amortization	752	515	2,198	1,419

Total operating expenses	2,135	1,461	6,117	4,283

(LOSS) INCOME FROM OPERATIONS	(113)	(127)	87	(294)

OTHER INCOME (EXPENSE):
Interest income	13	105	56	203
Interest expense	(1,181)	(734)	(3,377)	(2,256)
(Loss) on disposal of assets	—	(150)	(9)	(150)
Amortization of deferred financing costs	(36)	(39)	(105)	(125)

Total other expense	(1,204)	(818)	(3,435)	(2,328)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,317)	(945)	(3,348)	(2,622)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	321	235	817	674

(LOSS) FROM CONTINUING OPERATIONS	(996)	(710)	(2,531)	(1,948)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	(2)	14	44	3,779

NET (LOSS) INCOME	$(998)	$(696)	$(2,487)	$1,831

(LOSS) INCOME PER COMMON SHARE — BASIC AND DILUTED:

(Loss) from continuing operations-basic	$(0.17)	$(0.13)	$(0.44)	$(0.36)
(Loss) income from discontinued operations-basic	—	—	.01	0.70

Net (loss) income-basic	$(0.17)	$(0.13)	$(0.43)	$0.34

(Loss) from continuing operations-diluted	$(0.17)	$(0.12)	$(0.44)	$(0.36)
(Loss) income from discontinued operations-diluted	—	—	.01	0.70

Net (loss) income-diluted	$(0.17)	$(0.12)	$(0.43)	$0.34

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended Sept 30,
	2006	2005
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net (loss) income	$(2,487)	$1,831
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	(44)	(3,778)
Minority interest of unitholders in the operating partnership	(817)	(674)
Loss on disposal of assets	9	—
Bad debt expense	155	—
Depreciation and amortization	2,303	1,553
Amortization of deferred compensation	3	11
Change in assets and liabilities:
(Increase) decrease in other assets	(337)	62
Increase in restricted cash	(232)	(42)
Decrease in amounts due affiliates	(7)	(901)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	193	794

Net cash used in operating activities from continuing operations	(1,261)	(1,144)
Net cash provided by operating activities from discontinued operations	10	557

Net cash used in operating activities	(1,251)	(587)

INVESTING ACTIVITIES:
Acquisition and construction of real estate assets	(1,454)	(43,364)

Net cash used in investing activities from continuing operations	(1,454)	(43,364)
Net cash provided by (used in) investing activities from discontinued operations	(7)	36,731

Net cash used in investing activities	(1,461)	(6,633)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(502)	(1,313)
Proceeds from mortgage notes payable	—	9,702
Payment of loan costs	(81)	(442)
Proceeds from construction loans	—	1,084
Payment of construction notes payable	(13)	(530)
Proceeds from land notes payable	4,077	20,765
Payoff of land notes payable	—	(20,413)
Payoff of line of credit	(2,000)	—
Re-issuance of treasury shares	—	2,901

Net cash provided by financing activities from continuing operations	1,481	11,754
Net cash used in financing activities from discontinued operations	(23)	(22,471)

Net cash provided by (used in) financing activities	1,458	(10,717)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,254)	(17,937)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,503	27,552

CASH AND CASH EQUIVALENTS, END OF PERIOD	$249	$9,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$3,356	$3,046

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its wholly owned subsidiaries. Roberts Realty is the sole general partner of the operating partnership and it had a 75.6% ownership interest at September 30, 2006 and December 31, 2005. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At September 30, 2006, Roberts Realty owned:
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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. These contracts relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. See Note 7 — Related Party Transactions.
2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 24.4% for both the nine months ended September 30, 2006 and 2005. The minority interest of the unitholders was $13,641,000 at September 30, 2006 and $14,458,000 at December 31, 2005.

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

On December 29, 2004, Roberts Realty purchased an 82% undivided interest in a 23.6-acre parcel of undeveloped land in Gwinnett County, Georgia from Roberts Properties Peachtree Parkway, L.P. (“Peachtree Parkway, L.P.”) for a cash purchase price of $7,770,000. Mr. Roberts owns 98.7% of Peachtree Parkway, L.P. The land is zoned for 292 residential units and is located across Peachtree Parkway from the upscale Forum Shopping Center. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor at cost plus 10% (5% profit and 5% overhead). On June 26, 2006, Roberts Realty agreed to acquire the remaining 18% of the Peachtree Parkway land from the unaffiliated owner for $1,710,000, plus an additional payment equal to a simple annual return of 16% per annum on that amount from November 1, 2004 through the date of closing, which will be on or before December 31, 2006. The additional payment will be approximately $593,000 if Roberts Realty closes the purchase at year-end but will be proportionately less if the closing occurs before then. Roberts Realty expects that, at closing, it will assume the obligations of the unaffiliated seller to Roberts Properties and Roberts Construction under the design and development agreement and construction contract. The company anticipates it will close the purchase on or before December 31, 2006 and that it will assume and pay the entire amount of the development fees for the project. See Note 7 — Related Party Transactions.

On January 20, 2005, Roberts Realty purchased 9.8 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000, including closing costs, and was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of its St. Andrews at the Polo Club community in July 2004. The 9.8-acre property, which Roberts Realty refers to as the North Springs property, is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the Perimeter

Center submarket of Atlanta. The property is zoned for a mixed-use development of 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and Roberts Construction as the general contractor at cost plus 10% (5% profit and 5% overhead). See Note 7 — Related Party Transactions.

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

With the purchase of the 36.9-acre property on November 23, 2005, Roberts Realty completed its Section 1031 tax-deferred exchange funded with proceeds from the May 31, 2005 sale of the company’s Ballantyne Place community. In summary, Roberts Realty purchased $37.4 million of replacement property, including closing costs, consisting of three retail centers totaling 112,322 square feet and three tracts of undeveloped land totaling 73.5 acres zoned for 581 residential units.

On January 31, 2006, Roberts Realty purchased a 1.29-acre parcel of land for $387,000 adjacent to its Highway 20 land in Cumming, Georgia.

4.	DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the assets and liabilities and the results of operations of any properties which have been sold, or otherwise qualify as held for sale as of September 30, 2006, to be presented as discontinued operations in a company’s consolidated financial statements in both current and prior periods presented. The property classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs, and depreciation is no longer recorded on the property. On September 29, 2006, Roberts Realty entered into a listing agreement for the sale of its 19,949 square foot Bassett retail center located in Buford, Georgia, which Roberts Realty acquired on September 30, 2005. Roberts Realty has determined that as of September 30, 2006, this property meets the criteria to be classified as held for sale. As a result, Roberts Realty has separately classified on its balance sheet the net real estate assets and liabilities related to this community. The following table summarizes net real estate assets and liabilities as of September 30, 2006 for the Bassett retail center.

Land	$1,726
Buildings and improvements	2,770

4,496
Less accumulated depreciation	(96)

Net real estate assets	$4,400

Mortgage notes payable	$2,685

Further, Roberts Realty has classified operating activities for the Bassett retail center as discontinued operations in the consolidated statement of operations for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, income from discontinued operations relates to the Ballantyne Place apartment community, which Roberts Realty sold on May 31, 2005. The following table summarizes revenue and expenses classified as discontinued operations for the three and nine months ended September 30, 2006 and September 30, 2005 (dollars in thousands, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

OPERATING REVENUES:
Rental operations	$112	$—	$344	$887
Other operating income	32	—	95	41

Total operating revenues	144	—	439	928

OPERATING EXPENSES:
Personnel	—	—	—	211
Utilities	2	—	8	83
Repairs, maintenance, and landscaping	2	—	10	67
Real estate taxes	31	—	47	151
Marketing, insurance, and other	10	—	15	146
Depreciation of real estate assets	42	—	125	741

Total operating expenses	87	—	205	1,399

INCOME FROM OPERATIONS	57	—	234	(471)

OTHER EXPENSES:
Interest expense	(58)	—	(173)	(450)
Amortization of deferred financing costs	(1)	—	(3)	(18)

Total other expenses	(59)	—	(176)	(468)

(LOSS) INCOME BEFORE MINORITY INTEREST	(2)	—	58	(939)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	—	—	(14)	246

GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	—	14	—	4,472

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(2)	$14	$44	$3,779

5.	NOTES PAYABLE

Roberts Realty has five types of debt: (1) an unsecured line of credit; (2) mortgage notes secured by six of its operating properties; (3) construction/permanent loans secured by other real estate assets; (4) land loans incurred to purchase undeveloped land; and (5) a note to finance a portion of its annual insurance premium. These loans are summarized below. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor.

Line of Credit. Roberts Realty has a $2,500,000 unsecured line of credit to provide funds for short-term working capital purposes. The line of credit, which matures on August 1, 2007, was increased on August 1, 2006 by $500,000 to $2,500,000. At December 31, 2005, the outstanding balance was $2,000,000. On January 31, 2006, the line of credit was repaid in full with proceeds from the Highway 20 land loan described below. At September 30, 2006, there were no borrowings under the line of credit, but Roberts Realty borrowed $1,232,000 against the line of credit in October 2006.

Mortgage Notes. The mortgage notes payable secured by some of Roberts Realty’s operating properties at September 30, 2006 and December 31, 2005 were as follows, in order of maturity.

		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	9/30/06	9/30/06	12/31/05

Northridge Office Building	09/10/07	7.32%	$3,899,000	$	n/a
Addison Place Townhomes	11/15/09	6.95%	8,824,000		8,927,000
Grand Pavilion Retail Center	07/11/13	5.43%	6,881,000		6,962,000
Spectrum Retail Center	05/01/14	5.68%	5,235,000		5,289,000
Addison Place Apartments	05/01/15	6.35%	20,684,000		20,860,000
Bassett Retail Center	10/01/19	8.47%	2,685,000		2,708,000

Totals			$48,208,000		$44,746,000

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

Real estate assets having a combined depreciated cost of $61,519,000 served as collateral for the outstanding mortgage debt at September 30, 2006.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points (7.32% per annum as of September 30, 2006). On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date until May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date to September 10, 2007 and reclassified the loan as a mortgage note payable, as described above.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points (7.17% per annum as of September 30, 2006) and was scheduled to mature on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007. All other terms and conditions remained the same. As of September 30, 2006, Roberts Realty had borrowed $6,364,000 on the loan.

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

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to the company’s Westside land purchased in December 2004, increasing its total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan with Compass Bank secured by its investment in Westside. The loan bears interest at the 30-day

LIBOR rate plus 175 basis points and matures on August 27, 2008. The interest rate at September 30, 2006 was 7.07%. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above.
On September 29, 2005, Roberts Realty closed a $3,335,000, interest-only loan with Bank of North Georgia secured by Sawmill Village, a 22.1-acre tract of undeveloped land located in Cumming, Georgia. The loan bears interest at the 30-day LIBOR rate plus 175 basis points and matures on August 29, 2008. The interest rate at September 30, 2006 was 7.07%. Roberts Realty used the proceeds from the loan to fund the acquisition of Spectrum Shopping Center, as described in Note 3 — Acquisitions and Dispositions.

On January 31, 2006, Roberts Realty closed a $4,077,000 interest-only loan with Wachovia Bank, N.A. The loan is secured by the Highway 20 land, including the outparcel acquired on the same date, bears interest at the 30-day LIBOR rate plus 175 basis points and matures on January 30, 2007. The interest rate at September 30, 2006 was 7.07%. Proceeds from the loan were used to repay the line of credit balance and for working capital.

Insurance Premium Note. On August 1, 2006, Roberts Realty renewed its insurance policy and financed $220,685 of the annual insurance premium with AICCO, Inc. over a 10-month period ending June 1, 2007. The loan bears interest at a rate of 6.25% and requires monthly interest and principal payments totaling $22,232.
6.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the nine months ended September 30, 2005, a total of 15,451 operating partnership units were exchanged for an equal number of shares. A total of 2,917 operating partnership units were exchanged for an equal number of shares during the three months and nine months ended September 30, 2006. Each exchange was reflected in the accompanying consolidated financial statements at book value.

Restricted Stock. Shareholders of the company approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants and advisors, including employees of Roberts Properties, Inc. and Roberts Properties Construction, Inc. Roberts Realty may grant up to 400,000 shares of restricted stock under the Plan, subject to anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.

During the third quarter of 2006, the company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. The company will account for the Plan in accordance with SFAS 123R. Under the fair value provisions of the statement, stock-based compensation cost will be measured at the grant-date based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. Roberts Realty did not issue any restricted stock during the three and nine months ended September 30, 2006. The adoption of SFAS 123R had no effect on the financial statements as of September 30, 2006.

During the nine months ended September 30, 2006, a total of 483 shares of restricted stock (previously granted outside the Plan) were forfeited and cancelled when a former employee left our employment before the shares had vested.

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited). This table assumes that all units are exchanged for shares.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

(Loss) from continuing operations — basic	$(996)	$(710)	$(2,531)	$(1,948)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(321)	(235)	(817)	(674)

(Loss) from continuing operations — diluted	(1,317)	(945)	(3,348)	(2,622)

(Loss) income from discontinued operations — basic	(2)	11	44	3,779
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	—	3	14	1,342

Income from discontinued operations — diluted	(2)	14	58	5,121

Net (loss) — diluted	$(1,319)	$(931)	$(3,290)	$2,499

Weighted average shares — basic	5,728,626	5,692,380	5,727,737	5,457,315
Dilutive securities — weighted average units	1,847,806	1,884,535	1,848,920	1,891,176

Weighted average shares — diluted	7,576,432	7,576,915	7,576,657	7,348,491

7.	RELATED PARTY TRANSACTIONS

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

		Total Amount
	Total	Incurred	Remaining
	Contract	Through	Contractual
	Amount	Sept. 30, 2006	Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (1)	1,460,000	811,111	648,889
Sawmill Village	770,000	—	770,000
Highway 20	1,050,000	—	1,050,000

Totals	$5,060,000	$1,800,111	$3,259,889

(1)	Roberts Realty agreed on June 26, 2006 to acquire the remaining 18% of the Peachtree Parkway land from the unaffiliated owner for $1,710,000, plus an additional payment equal to a simple annual return of 16% per annum on that amount from November 1, 2004 through the date of closing, which will be on or before December 31, 2006. The additional payment will be approximately $593,000 if Roberts Realty closes the purchase at year-end but will be proportionately less if the closing occurs before then. Roberts Realty expects that, at closing, it will assume the obligations of the unaffiliated seller to Roberts Properties and Roberts Construction under the design and development agreement and construction contract. The company anticipates it will close the purchase on or before December 31, 2006 and that it will assume and pay the entire amount of the development fees for the project. Roberts Realty has paid $665,111 of the total $811,111 amount incurred through September 30, 2006.
Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. On April 14, 2005, Roberts Realty entered into cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the North Springs property. On August 4, 2005, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Sawmill Village property. On February 21, 2006, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Highway 20 property. See Note 8 — Commitments and Contingencies, below for more information.

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
Roberts Realty has several projects in various phases of development and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 7 — Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction its cost plus 10%. The cost of these construction projects has not yet been determined because the design of the projects and the number of units and square footage to be constructed is being finalized. Roberts Realty has also entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of the projects. Roberts Realty estimates the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different.
In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs, Highway 20 and Sawmill Village projects. As of September 30, 2006, outstanding commitments on these contracts totaled $1,291,000. As of September 30, 2006, Roberts Realty had one $500,000 unsecured letter of credit outstanding as required by the mortgage lender for the Spectrum at the Mall of Georgia retail center. The $500,000 unsecured letter of credit was renewed in October 2006 for an additional one-year period.
Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the outcome of such matters will not have a material effect on Roberts Realty’s financial position or results of operations.
Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2006.
9.	SEGMENT REPORTING
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty’s chief operating decision maker is its chief executive officer.
Roberts Realty has three reportable operating segments: Multifamily, Retail/Office, and Land. Roberts Realty owns, operates, develops and constructs multifamily apartment communities, retail centers and office buildings, all of which are currently located in Georgia. Roberts Realty also owns various tracts of land that are currently under development or held for investment.
The tables on the following two pages summarize the operations of Roberts Realty’s reportable segments for the three and nine months ended September 30, 2006 and September 30, 2005.

Three Months Ended September 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Other	Total
Operating revenues — continuing	1,245	593	2	—	1,840
Other operating income	69	111	—	2	182

Total operating revenues from consolidated entities	1,314	704	2	2	2,022

Total operating expenses — continuing	(876)	(777)	—	(482)	(2,135)

Other (expense) income	(499)	(447)	(261)	3	(1,204)

Minority interest of unitholders in the operating partnership	15	127	63	116	321

(Loss) from continuing operations	(46)	(393)	(196)	(361)	(996)
(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	(2)	—	—	(2)

Net (loss) income	$(46)	$(395)	$(196)	$(361)	$(998)

Total assets	$32,350	$39,147	$53,227	$1,031	$125,755

Three Months Ended September 30, 2005
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Other	Total
Operating revenues — continuing	1,238	24	2	—	1,264
Other operating income	70	—	—	—	70

Total operating revenues from consolidated entities	1,308	24	2	—	1,334

Total operating expenses — continuing	(883)	(205)	(22)	(351)	(1,461)

Other income (expense)	(510)	(155)	(90)	(63)	(818)

Minority interest of unitholders in the operating partnership	21	84	27	103	235

(Loss) from continuing operations	(64)	(252)	(83)	(311)	(710)
(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	14	—	—	—	14

Net (loss) income	$(50)	$(252)	$(83)	$(311)	$(696)

Total Assets	$29,236	$20,067	$9,929	$62,144	$121,376

Nine Months Ended September 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Other	Total
Operating revenues — continuing	3,731	1,814	7	—	5,552
Other operating income	220	424	—	8	652

Total operating revenues from consolidated entities	3,951	2,238	7	8	6,204

Total operating expenses — continuing	(2,552)	(1,966)	(217)	(1,382)	(6,117)

Other income (expense)	(1,498)	(1,257)	(707)	27	(3,435)

Minority interest of unitholders In the operating partnership	24	240	224	329	817

(Loss) from continuing operations	(75)	(745)	(693)	(1,018)	(2,531)
(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	44	—	—	44

Net (loss) income	$(75)	$(701)	$(693)	$(1,018)	$(2,487)

Total Assets	$32,350	$39,147	$53,227	$1,031	$125,755

Nine Months Ended September 30, 2005
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Other	Total
Operating revenues — continuing	3,688	59	14	—	3,761
Other operating income	217	—	—	11	228

Total operating revenues from consolidated entities	3,905	59	14	11	3,989

Total operating expenses — continuing	(2,566)	(471)	(76)	(1,170)	(4,283)

Other income (expense)	(1,748)	(271)	(294)	(15)	(2,328)

Minority interest of unitholders in the operating partnership	106	175	91	302	674

(Loss) from continuing operations	(303)	(508)	(265)	(872)	(1,948)
Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	3,779	—	—	—	3,779

Net income (loss)	$3,476	$(508)	$(265)	$(872)	$1,831

Total Assets	$29,236	$20,067	$9,929	$62,144	$121,376

10.	SUBSEQUENT EVENT
     On October 3, 2006, Roberts Realty purchased 1.34 acres of land adjacent to its Grand Pavilion retail center, located in Fulton County, for $850,000 plus closing costs of $26,006. Roberts Realty funded this acquisition by drawing on its line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
          We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of September 30, 2006, Roberts Realty owns a 75.6% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure. Currently, all of our properties are located in Georgia.
          As of the date of this report, we own the following properties, some of which have a physical occupancy as shown below at October 29, 2006.
     Residential
Addison Place, which includes a total of 403 residential units consisting of 118 townhomes and 285 garden apartments located in Alpharetta, Georgia. Addison Place has an aggregate physical occupancy rate of 91.0%.
     Retail/Office
1.	Grand Pavilion, a 62,323-square-foot retail center located in Alpharetta that is 79.8% occupied.

2.	Bassett Shopping Center, a 19,949-square-foot retail center located across from the Mall of Georgia in Gwinnett County that is 100% occupied (and is currently held for sale).

3.	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located across from the Mall of Georgia in Gwinnett County that is 57.7% occupied.

4.	Addison Place Shops, a 39,205-square-foot retail center in lease-up located at the entrance to our Addison Place apartment community in Alpharetta. We have completed construction of this retail center except for the interior tenant finish. The Addison Place Shops are 20.8% occupied.

5.	Northridge office building, a 37,864-square-foot building in lease-up in Sandy Springs, Georgia. We occupy a portion of the third floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on the third floor with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), each of which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of Directors. We have also entered into a lease with an unrelated third party for a portion of the first floor. The building is 44.1% occupied.
     Land
          Properties under Development
1.	Northridge, a 220-unit apartment community to be located on a 10.9-acre site adjacent to our Northridge office building.

2.	Peachtree Parkway, an 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, zoned for 292 residential units.

3.	North Springs, a 9.8-acre tract of undeveloped land located on Peachtree Dunwoody Road in Atlanta that is zoned for 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space.

4.	Sawmill Village, a 22.1-acre tract of undeveloped land in Cumming, north of metropolitan Atlanta, zoned for 154 residential units.

5.	Highway 20, a 38.2-acre tract of undeveloped land in Cumming, zoned for 210 residential units.
          Land Held for Investment
1.	Westside, a 44.0-acre tract of undeveloped land located on Westside Parkway in Alpharetta, zoned for 326 residential units and a density of 500,000 square feet for a university education center. We also own a right of first refusal to acquire an adjacent seven-acre parcel zoned for 105 residential units.

2.	A 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend to develop.
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
     Purchase of Land Adjacent to Grand Pavilion Retail Center
          On October 3, 2006, we purchased 1.34 acres of land adjacent to our Grand Pavilion Retail Center, located in Fulton County, for $850,000 plus closing costs of $26,006.
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
     New Chief Financial Officer
          On February 21, 2006, Michael A. Quinlan and our board of directors mutually agreed that Mr. Quinlan would resign his position as Chief Financial Officer, Secretary and Treasurer effective April 14, 2006, which was subsequently extended to May 31, 2006. Effective May 31, 2006, we hired Mr. Charles R. Elliott, a member of our board of directors, as our Chief Financial Officer, Secretary, and Treasurer on an interim basis until we hire a permanent replacement to fill those positions. We agreed to pay him $70 per hour for his service in those positions, which is in addition to his compensation as a director.
     Listing of Bassett Shopping Center for Sale; Classification in Financial Statements as Held for Sale
          On September 29, 2006, we entered into a listing agreement with Marcus & Millichap, a real estate brokerage firm, for the sale of our Bassett Shopping Center. If we sell this retail center, we intend to use the proceeds to help fund new construction and development. Under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we must present the assets and liabilities and the results of operations of any properties that qualify as held for sale as discontinued operations in our consolidated financial statements. The property classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs, and depreciation is no longer recorded on the property. We have determined that as of September 30, 2006, our Bassett Shopping Center met the criteria to be classified as held for sale. As a result, we separately classified operating activities for the retail center as discontinued operations in the consolidated statement of operations for the three and nine months ended

September 30, 2006 and September 30, 2005. We give no assurance that we will sell any property we classify as held for sale in the near term, at a price we consider acceptable, or at all.
     Adoption of Segment Reporting
          As a result of a comment letter we received from the staff of the SEC and related discussions and correspondence, we have determined that we should reflect separate reportable segments for (a) our multifamily residential properties, (b) our retail and office properties and (c) our undeveloped land, including land held for investment. Please see Note 9 — Segment Reporting, to our unaudited consolidated financial statements included in Part I, Item 1 above. We will file amendments to our quarterly reports for the first and second quarters of 2006 to adopt segment reporting for those periods.
Trends
          We have five properties that are now under development, and we estimate the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $165.0 million, although the exact amount could be materially different. We continue to make progress on our design and development work, and we expect to begin construction on the first of our five new multifamily communities in 2007. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction.
          Since our inception in 1994, we have focused primarily on the development, construction and ownership of multifamily residential communities, including land held for subsequent development. In recent years, particularly in 2005, we diversified our real estate activities into other real estate investments that include neighborhood retail centers. We are currently experiencing negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, while making distributions to shareholders of $4.50 per share totaling $32.5 million and reinvesting a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe that the combination of our Addison Place apartments and townhomes, the three retail centers we acquired during the fourth quarter of 2005, along with the continued lease-up of our Addison Place Shops retail center and Northridge office building will substantially reduce our negative cash flow as we pursue our development and construction plan. In addition, we currently have $1,268,000 available on our credit line and also have 40 acres of unencumbered property, which we acquired for $28,879,000 (including closing costs), that we can use as collateral for land loans.
          We have paid no regular quarterly dividends since the third quarter of 2001 and we presently have no plans to resume paying regular quarterly dividends. However, we will make distributions to the extent required to maintain our status as a REIT for federal income tax purposes.
Results of Operations
          The comparisons below do not include the results of our discontinued operations, which are reflected as income from discontinued operations in the accompanying consolidated statements of operations.
     Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005.
          Loss from continuing operations increased $372,000 from a loss of $945,000 for the three months ended September 30, 2005 to a loss of $1,317,000 for the three months ended September 30, 2006. The following discussion compares our statements of operations for the three months ended September 30, 2005 and September 30, 2006.

          Total operating expenses increased $674,000 or 46.1% from $1,461,000 for the three months ended September 30, 2005 to $2,135,000 for the three months ended September 30, 2006. This increase in property operating expenses is due primarily to the following:
(a)	operating expenses incurred for the operation of our three retail centers (Addison Place Shops, Grand Pavilion and Spectrum at the Mall of Georgia);

(b)	depreciation and amortization expense, which increased $237,000 or 46.0% from $515,000 for the three months ended September 30, 2005 to $752,000 for the three months ended September 30, 2006, due primarily to recognizing depreciation expense on the three retail centers we acquired and the Addison Place Shops retail center, which we began to depreciate in June 2005 when we completed construction;

(c)	general and administrative expense, which increased $181,000 or 51.6% from $351,000 for the three months ended September 30, 2005 to $542,000 for the three months ended September 30, 2006, due primarily to accounting, legal and salary expense;

(d)	real estate taxes on undeveloped land acquired in 2005; and

(e)	bad debt reserves for retail lease receivables, which increased to $102,000 for the three months ended September 30, 2006 compared to no reserves for the three months ended September 30, 2005.
          Interest expense increased $447,000 or 60.9% from $734,000 for the three months ended September 30, 2005 to $1,181,000 for the three months ended September 30, 2006. This increase in interest expense is due primarily to the following:
(a)	interest on the debt we assumed with the acquisition of three retail centers;

(b)	interest on the debt secured by the Addison Place Shops retail center, for which we began expensing interest in June 2005, rather than capitalizing interest as we completed construction of this property; and

(c)	interest on the debt we incurred to finance our land purchases.
     Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
          Loss from continuing operations increased $726,000 from a loss of $2,622,000 for the nine months ended September 30, 2005 to a loss of $3,348,000 for the nine months ended September 30, 2006. The following discussion compares our statements of operations for the nine months ended September 30, 2005 and September 30, 2006.
          Total operating revenues increased $2,215,000 or 55.5% from $3,989,000 for the nine months ended September 30, 2005 to $6,204,000 for the nine months ended September 30, 2006. This increase in operating revenues is due primarily to the three retail centers we acquired in September and October of 2005.
          Total operating expenses increased $1,834,000 or 42.8% from $4,283,000 for the nine months ended September 30, 2005 to $6,117,000 for the nine months ended September 30, 2006. This increase in property operating expenses is due primarily to the following:
(a)	operating expenses incurred for the operation of our three retail centers;

(b)	depreciation and amortization expense, which increased $779,000 or 54.9% from $1,419,000 for the nine months ended September 30, 2005 to $2,198,000 for the nine months ended September 30, 2006, due primarily to recognizing depreciation expense on the three retail centers we acquired and the Addison Place Shops retail center, which we began to depreciate in June 2005 when we completed construction;

(c)	real estate taxes on undeveloped land acquired in 2005;

(d)	general and administrative expense, which increased $205,000 or 17.2% from $1,189,000 for the nine months ended September 30, 2005 to $1,394,000 for the nine months ended September 30, 2006, due primarily to accounting and legal fees; and

(e)	bad debt reserves for retail lease receivables, which increased to $155,000 for the nine months ended September 30, 2006 compared to no reserves for the nine months ended September 30, 2005.
          Interest expense increased $1,121,000 or 49.7% from $2,256,000 for the nine months ended September 30, 2005 to $3,377,000 for the nine months ended September 30, 2006. This increase in interest expense is due primarily to the following:
(a)	interest on the debt we assumed with the acquisition of three retail centers;

(b)	interest on the debt secured by the Addison Place Shops retail center, for which we began expensing interest in June 2005, rather than capitalizing interest as we completed construction of this property; and

(c)	interest on the debt we incurred to finance our land purchases;
partially offset by interest savings from the refinancing of Addison Place apartments in April 2005 that included a reduction in the fixed interest rate from 8.62% to 6.35% and a reduction in the principal loan amount from $22,500,000 to $21,000,000.
Liquidity and Capital Resources
     Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005
          Historically, a primary source of our liquidity has been cash flow from operations. Our operating cash flows have been determined by the number of apartment homes, rental rates and property operating expenses as well as the strength or weakness of the overall apartment market. As we expected, we are generating negative cash flow after returning $32.5 million in distributions to our shareholders from the sale of seven apartment communities during 2004 and 2005. We invested the proceeds from the sales of St. Andrews at the Polo Club and Ballantyne Place in three existing retail centers and undeveloped land. The land will not generate cash flow until we either develop or sell it. In addition, a generally weak apartment market has contributed to our negative cash flow.
          Cash and cash equivalents decreased $1,254,000 during the nine months ended September 30, 2006 compared to a decrease of $17,937,000 during the nine months ended September 30, 2005. This change, totaling $16,683,000, is due to a $12,175,000 increase in cash provided by financing activities and a $5,172,000 decrease in cash used in investing activities offset by a $664,000 increase in cash used in operating activities, each of which is described in more detail below.
          Net cash used in operating activities increased $664,000 from cash used in operating activities of $587,000 during the nine months ended September 30, 2005 to cash used in operating activities of $1,251,000 during the nine months ended September 30, 2006. This increase in the use of cash is due primarily to the sale of Ballantyne Place on May 31, 2005 and an increase during the nine months ended September 30, 2006 in interest expense, depreciation and amortization, and restricted cash due to our acquisition of three existing retail centers during the fourth quarter of 2005.
          Net cash used in investing activities decreased $5,172,000 from cash used in investing activities of $6,633,000 during the nine months ended September 30, 2005 to cash used in investing activities of $1,461,000 during the nine months ended September 30, 2006. This decrease in the use of cash is due primarily to the sale of Ballantyne Place on May 31, 2005 for $37,250,000, partially offset by the acquisition of the North Springs’ 9.8-acre tract for $15,724,000 on January 20, 2005 and the purchase of 14.5 acres at Westside Parkway for $3,320,000 on June 30, 2005.
          Net cash provided by financing activities increased $12,175,000 from cash used in financing activities of $10,717,000 during the nine months ended September 30, 2005 to cash provided by financing activities of $1,458,000 during the nine months ended September 30, 2006. This increase in cash provided by financing activities is due primarily to the following:
(a)	$23,000,000 used to pay off the construction loan for Ballantyne Place in May 2005;

(b)	$13,570,000 used to pay down the Wachovia Bank land note in the first quarter of 2005;

(c)	$530,000 used to pay down the construction loan for the Northridge office building in May 2005; and

(d)	$4,077,000 land loan that closed on January 31, 2006 and secured by the Highway 20 land;
          partially offset by:
(e)	$10,950,000 in land loan proceeds used to acquire the North Springs land on January 20, 2005;

(f)	$2,901,000 in proceeds from the sale of treasury shares in June 2005;

(g)	$2,000,000 used to pay off the credit line on January 31, 2006 from the proceeds of the Highway 20 land loan;

(h)	$502,000 in principal payments during the nine months ended September 30, 2006;

(i)	a $3,335,000 land loan that closed in August 2005 and secured by the Sawmill Village land;

(j)	a $6,987,000 mortgage note assumed in the purchase of the Grand Pavilion Shopping Center in September 2005; and

(k)	a $2,715,000 mortgage note assumed in the purchase of the Bassett Shopping Center in September 2005.
          We have not paid regular quarterly dividends since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. We will make distributions to shareholders only if necessary in order to maintain our status as a REIT for federal income tax purposes.
          As stated earlier, we are currently generating negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, while making distributions to our shareholders and unitholders totaling $32.5 million and reinvesting a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe the combination of improving occupancy at our Addison Place apartments and townhomes and at the three retail centers we acquired in September and October of 2005, along with the continued lease-up of our Addision Place Shops retail center and Northridge office building, will begin to substantially reduce our negative cash flow from operations as we pursue our development and construction plan. We will not see a significant increase in positive cash flow until we substantially complete the construction and lease-up of the first of our five new apartment communities, which we expect to occur in 2008. This assumes we are able to raise the debt and equity necessary to fund the costs of construction. We have several options available to us for raising this debt and equity including construction financing, joint ventures, equity offerings and asset sales. We can give no assurance that we will be able to raise the debt and equity sufficient to meet our financial needs or on terms acceptable to us.
          To cover our negative operating cash flow, we can use our unsecured line of credit and, if necessary, we can borrow against our unencumbered land. Since September 30, 2006, we have drawn $1,232,000 against our $2,500,000 line of credit and currently have $1,268,000 available on this line. We believe that this availability will be sufficient to cover approximately six months of negative cash from operations. In addition, we have three unencumbered parcels of land totaling 40 acres (North Springs, Peachtree Parkway and Northridge), which we acquired for $28,879,000 (including closing costs), that are available to be used as collateral for land loans.
     Debt Summary
          The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at September 30, 2006 and its scheduled balance at maturity, interest rate, maturity date and monthly payment of principal and interest. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the table on the following page.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of September 30, 2006

			Interest		Balance at	Monthly		Current
	Lender	Interest Terms	Rate (1)	Maturity Date	Maturity	Payment		Balance
Highway 20 Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	7.07%	01/30/07	4,077,000	Interest only		4,077,000
Insurance Premium Loan	AICCO, Inc.	Fixed-rate permanent	6.25%	06/01/07	—	22,233		195,000
Revolving $2,500,000 Line of Credit (2) (3)	Compass Bank	LIBOR plus 175 basis points (b.p.)	7.07%	08/01/07	$—	Interest only		$—
Northridge Office Building (2)	Bank of North Georgia	LIBOR plus 200 b.p.	7.32%	09/10/07	3,760,000	$13,333	(4)	3,899,000
Addison Place Shops (5)	Compass Bank	LIBOR plus 185 b.p.	7.17%	10/30/07	6,500,000	Interest only		6,364,000
Westside Land Loan (2)	Compass Bank	LIBOR plus 175 b.p.	7.07%	08/27/08	6,480,000	Interest only		6,480,000
Sawmill Village Land Loan (2)	Bank of North Georgia	LIBOR plus 175 b.p.	7.07%	08/29/08	3,335,000	Interest only		3,335,000
Addison Place Townhomes (6)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	62,885		8,824,000
Grand Pavilion Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	40,565		6,881,000
Spectrum Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	31,273		5,235,000
Addison Place Apartments	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	130,669		20,684,000
Bassett Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	21,853		2,685,000

Totals					$63,023,000			$68,659,000

(1)	The interest rate shown for variable-rate debt is as of September 30, 2006.

(2)	On August 1, 2006, this line of credit was increased to $2.5 million, and the maturity date was extended to August 1, 2007.

(3)	Each of these loans has an interest rate floor of 3.75%.

(4)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(5)	This loan has an interest rate floor of 3.50%.

(6)	We may prepay the loan secured by the Addison Place Townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

(7)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves.

     Debt Maturities
          Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of September 30, 2006

	Principal
Year	Payments	Properties with Balloon Payments

2006	$248,000
2007	15,050,000	Addison Place Shops, Northridge office building and Highway 20
2008	10,468,000	Westside land loan, Sawmill Village land loan
2009	9,012,000	Addison Place Townhomes
2010	567,000
Thereafter	33,314,000	Grand Pavilion, Addison Place Apartments, Spectrum, and Bassett

Total	$68,659,000

     Short-Term Debt
          Unsecured Line of Credit. We have a $2,500,000 unsecured line of credit to provide funds for short-term working capital purposes. The line of credit, which matures on August 1, 2007, was increased on August 1, 2006 by $500,000 to $2,500,000. Since September 30, 2006, we have drawn $1,232,000 against our $2,500,000 line of credit and currently have $1,268,000 available on this line.
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
     Land Loans
          In addition to the land loan secured by our Highway 20 property described above, we have two other loans totaling $10,468,000 secured by our Westside and Sawmill Village parcels of undeveloped land. These loans bear interest at LIBOR plus 175 basis points and have three-year terms that expire August 27, 2008 and August 29, 2008, respectively. We anticipate that we will not have sufficient funds on hand to repay the debt at maturity. Instead, we intend to refinance the debt at or before maturity by doing one of the following: (1) extending the maturity date if the property has not been developed; (2) obtaining a construction loan if we are ready to begin construction; or (3) obtaining a permanent mortgage on the property if the land has been developed and is generating income.
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

     Floating Rate Debt
          Some of our loans bear interest at floating rates. These loans, which had an aggregate outstanding balance of $24,155,000 at September 30, 2006, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Increases in LIBOR, as have occurred recently, have increased our interest expense and may continue to do so in the future. For example, a 1.0% increase in the interest rates on these loans would increase our interest expense by approximately $242,000 per year and adversely affect our liquidity and capital resources to that degree. In fact, the overall interest rate on our floating rate debt has steadily increased since December 31, 2005 so that the effective rate on our floating rate debt was approximately 90 basis points (0.93%) higher on September 30, 2006 than on December 31, 2005. As a result, the interest we paid on our floating rate debt during the first nine months of 2006 increased by approximately $54,000.
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

		Total Amount
		Incurred	Remaining
	Total Contract	Through	Contractual
	Amount	September 30, 2006	Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (1)	1,460,000	811,111	648,889
Sawmill Village	770,000	0	770,000
Highway 20	1,050,000	0	1,050,000

Totals	$5,060,000	$1,800,111	$3,259,889

(1)	We agreed on June 26, 2006 to acquire the remaining 18% of the Peachtree Parkway land from the unaffiliated owner. We expect to close this purchase on or before December 31, 2006 and that we will assume and pay the entire amount of the development fees for the project. We have paid $665,111 of the total $811,111 amount incurred through September 30, 2006.
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
Critical Accounting Policies and Estimates
          We prepare our financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2005. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing apartment communities, retail centers and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.
     Cost Capitalization
          We state our real estate assets at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance and development fees incurred during the construction period. We expense ordinary repairs and maintenance as incurred; and we capitalize and depreciate major replacements and betterments over their estimated useful lives. We compute depreciation expense over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment.
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
     Asset Impairment Evaluation
          We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by an asset are less than the asset’s carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At September 30, 2006, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations, and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 5 to the consolidated financial statements included in Item 1 of this report.
          We have approximately $24,155,000 in debt at September 30, 2006 that bears interest at variable interest rates. An increase of 1% in the interest rates on these loans would increase our interest expense by approximately $242,000 per year.
ITEM 4. CONTROLS AND PROCEDURES.
          Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2006, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Proposals Submitted to Shareholders at 2006 Annual Meeting
          We held our annual meeting on August 21, 2006. We asked our shareholders to vote on two proposals:
(1)	to elect two directors to serve three-year terms, and

(2)	to approve and adopt the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants and advisors, including employees of Roberts Properties, Inc. and Roberts Properties Construction, Inc., each of which is owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President. We may grant up to 400,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% the aggregate number of shares of restricted stock that may be issued under the Plan. The Plan is attached to and is described in more detail in the proxy statement dated July 20, 2006 that we sent to our shareholders and filed with the SEC.
We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.
Election of Directors
          Both of management’s nominees for directors as listed in the proxy statement were elected with the following votes (there were no abstentions or broker non-votes):

	Votes	Votes
	For	Withheld

Charles S. Roberts	4,935,689	30,006
Charles R. Elliott	4,939,189	26,506

          Our articles of incorporation require the board of directors to be divided into three classes as nearly equal in number as possible, and we have four other directors. The terms of office of Dr. James M. Goodrich and Mr. Ben A. Spalding expire at the annual meeting in 2007, and the terms of office of Mr. Dennis H. James and Mr. Wm. Jarell Jones expire at the annual meeting in 2008. Those directors continue in office.
2006 Restricted Stock Plan
          The 2006 Roberts Realty Investors, Inc. Restricted Stock Plan was approved with the following votes:

				Broker
	Votes For	Votes Against	Abstentions	non-votes

Roberts Realty Investors, Inc. Restricted Stock Plan	2,616,831	614,033	47,665	1,687,166
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
Date: November 10, 2006

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(The registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)