Form 10-Q/A
period 2006-03-31
ROBERTS REALTY INVESTORS INC
filed 2007-01-31
CIK 1011109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q/A
Amendment No. 1

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The number of outstanding shares of the registrant’s common stock on January 30, 2007 was 5,777,458.

ROBERTS REALTY INVESTORS, INC.
Form 10-Q/A
Amendment No. 1
For Quarter Ended March 31, 2006
EXPLANATORY NOTE
     Roberts Realty Investors, Inc. filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2006 with the SEC on May 12, 2006. As a result of comment letters we received from the staff of the SEC regarding our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, along with related discussions and correspondence, we have determined that we should amend our quarterly reports for the first and second quarters of 2006. These amendments restate our previously filed financial statements for those periods to reflect separate reportable segments for our multifamily residential properties; our retail and office properties; our undeveloped land, including land held for investment; and our corporate assets, which consist primarily of operating cash and cash equivalents plus miscellaneous other assets. We are revising Management’s Discussion and Analysis of Financial Condition and Results of Operations in each of these reports to reflect our adoption of segment reporting; to eliminate our disclosure of net operating income per property; and to eliminate our disclosure of funds from operations, or FFO. We believe our statement of cash flows, which complies with generally accepted accounting standards (unlike FFO), is more useful than FFO in evaluating (a) our ability to pay dividends, meet required debt service payments, and fund capital expenditures, and (b) our overall operating performance and liquidity. Accordingly, we are today filing this amendment to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, as well as an amendment to our Quarterly Report on Form 10-Q for the three months ended June 30, 2006. We note that the restatement to reflect segment reporting does not affect our loss from continuing operations, net loss or net loss per share.
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006 amends only the items listed below, and only to reflect the changes described above. With respect to each item, we are deleting the previously filed disclosure under that item and replacing it in its entirety with the disclosure contained in this amendment.

Special Note Regarding Forward-Looking Statements
     This amended report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the notes to our financial statements and in Item 2 of Part I this amended report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth, including development and construction of new multifamily apartment communities and other real estate projects. Other forward-looking statements relate to trends affecting our financial condition and results of operations and our anticipated capital needs and expenditures. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. For a description of some of the important factors that may affect actual outcomes, see the risk factors described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.
     For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$13,652	$15,705
Buildings and improvements	51,318	60,890
Furniture, fixtures and equipment	2,689	3,771

	67,659	80,366
Less accumulated depreciation	(7,461)	(10,260)

Operating real estate assets	60,198	70,106
Construction in progress and real estate under development	43,469	42,860
Land held for development	9,017	9,267
Property held for sale	9,514	—

Net real estate assets	122,198	122,233

CASH AND CASH EQUIVALENTS	2,535	1,503

RESTRICTED CASH	226	256

DEFERRED FINANCING COSTS — Net of accumulated amortization of $222 and $185 at March 31, 2006 and December 31, 2005, respectively	588	551

OTHER ASSETS — Net	2,723	2,606

	$128,270	$127,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$39,712	$44,746
Construction notes payable	6,364	10,364
Land note payable	13,892	9,815
Line of credit payable	—	2,000
Accounts payable and accrued expenses	701	577
Due to affiliates	—	97
Security deposits and prepaid rents	294	297
Liabilities related to property held for sale	8,893	—

Total liabilities	69,856	67,896

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	14,254	14,459

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,727,429 shares issued	57	57
Additional paid-in capital	27,067	27,067
Unamortized restricted stock compensation	(1)	(4)
Retained earnings	17,037	17,674

Total shareholders’ equity	44,160	44,794

	$128,270	$127,149

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$1,397	$844
Other operating income	189	60

Total operating revenues	1,586	904

OPERATING EXPENSES:
Personnel	101	122
Utilities	98	71
Repairs, maintenance and landscaping	102	59
Real estate taxes	232	96
Marketing, insurance and other	79	69
General and administrative expenses	374	405
Depreciation of real estate assets	570	345

Total operating expenses	1,556	1,167

INCOME (LOSS) FROM OPERATIONS	30	(263)

OTHER INCOME (EXPENSE):
Interest income	31	61
Interest expense	(948)	(629)
Amortization of deferred financing costs	(32)	(36)

Total other expense	(949)	(604)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(919)	(867)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	224	228

(LOSS) FROM CONTINUING OPERATIONS	(695)	(639)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	58	(360)

NET (LOSS)	$(637)	$(999)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED:

(Loss) from continuing operations	$(0.12)	$(0.12)
Income (loss) from discontinued operations	0.01	(0.07)

Net (loss)	$(0.11)	$(0.19)

Weighted average common shares — basic	5,727,429	5,317,213
Weighted average common shares — diluted (effect of operating partnership units)	7,576,915	7,214,605
See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2006	2005
		(Unaudited,
		revised - See
	(Unaudited)	Note 2)
OPERATING ACTIVITIES:
Net income	$(637)	$(999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	(16)	373
Minority interest of unitholders in the operating partnership	(265)	(240)
Depreciation and amortization	602	382
Amortization of deferred compensation	3	3
Change in assets and liabilities:
(Increase) decrease in other assets	(38)	3
(Increase) in restricted cash	(25)	(4)
(Decrease) in amounts due affiliates	(97)	(239)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	84	167

Net cash (used in) operating activities from continuing operations	(389)	(554)
Net cash provided by operating activities from discontinued operations	146	41

Net cash (used in) operating activities	(243)	(513)

INVESTING ACTIVITIES:
Acquisition and construction of real estate assets	(485)	(16,088)

Net cash (used in) investing activities from continuing operations	(485)	(16,088)
Net cash (used in) investing activities from discontinued operations	(20)	(495)

Net cash (used in) investing activities	(505)	(16,583)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(107)	(48)
Proceeds from land note payable	4,077	5,150
Payment of loan costs	(73)	(6)
Repayment of land note payable	—	(7,770)
Proceeds from construction note payable	—	475
Repayment of line of credit	(2,000)	—

Net cash provided by (used in) financing activities from continuing operations	1,897	(2,199)
Net cash (used in) provided by financing activities from discontinued operations	(34)	484

Net cash provided by (used in) financing activities	1,863	(1,715)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,115	(18,811)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,420	27,052

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,535	$8,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,103	$1,056

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
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

		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	3/31/06	3/31/06	12/31/05
Northridge Office Building	09/10/07	6.83%	$4,000,000	$—
Addison Place Townhomes (1)	11/15/09	6.95%	8,893,000	8,927,000
Grand Pavilion Shopping Center	07/11/13	5.43%	6,943,000	6,962,000
Addison Place Apartments	05/01/15	6.35%	20,799,000	20,860,000
Spectrum Shopping Center	05/01/14	5.68%	5,270,000	5,289,000
Bassett Shopping Center	10/01/19	8.47%	2,700,000	2,708,000

Total			$48,605,000	$44,746,000

(1)	Principal outstanding as of March 31, 2006 is classified as liability related to property held for sale on the consolidated balance sheet.
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

	Three Months
	Ended March 31,
	2006	2005
Loss from continuing operations — basic	$(695)	$(639)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(224)	(228)

Loss from continuing operations — diluted	$(919)	$(867)

Income (loss) from discontinued operations — basic	58	$(360)
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	19	(129)

Income (loss) from discontinued operations — diluted	77	$(489)

Net (loss) — diluted	$(842)	$(1,356)

Weighted average shares — basic	5,727,429	5,317,213
Dilutive securities — weighted average units	1,849,486	1,897,392

Weighted average shares — diluted (effect of operating partnership units)	7,576,915	7,214,605

7.	RELATED PARTY TRANSACTIONS
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

		Total
		Amount	Remaining
	Total Contract	Incurred through	Contractual
	Amount	3/31/06	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,197,000	665,000	532,000
Sawmill Village	770,000	—	770,000
Highway 20 Cumming	1,050,000	—	1,050,000

	$4,797,000	$1,654,000	$3,143,000

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
Roberts Realty develops, constructs, owns, and manages multifamily apartment communities, small retail centers and one office building, all of which are currently located in Georgia. As a result, Roberts Realty has four reportable operating segments: Multifamily, Retail/Office, Land, and Corporate.

The Multifamily segment consists of operating apartment communities, which for the three months ended March 31, 2006 is composed of the Addison Place apartment community, which consists of (a) 285 apartments; and (b) 118 townhomes that are listed for sale and classified as held for sale in Roberts Realty’s financial statements. For the three months ended March 31, 2005, the Multifamily segment is composed of the Addison Place apartment community and Ballantyne Place, an apartment community located in Charlotte, North Carolina that Roberts Realty sold in May 2005.
The Retail/Office segment consists of operating retail centers and an office building, which for the three months ended March 31, 2006 is composed of the Addison Place Shops, Grand Pavilion, Bassett Shopping Center, Spectrum at the Mall of Georgia, and the Northridge Office Building. For the three months ended March 31, 2005, the Retail/Office segment is composed of only the Northridge Office Building. The Addison Place Shops were not fully constructed and operational during this period and Roberts Realty had not yet acquired the Grand Pavilion, Bassett Shopping Center, and Spectrum at the Mall of Georgia retail centers.
The Land segment consists of various tracts of land that are either under development and construction or held for investment. At March 31, 2006, the Land segment includes (a) five tracts of undeveloped land totaling 100 acres in various phases of development, and (b) two tracts of land totaling 45 acres that are held for investment. At March 31, 2005, the Land segment includes (a) three tracts of undeveloped land totaling 40 acres in various phases of development, (b) two tracts of undeveloped land totaling 30 acres that are held for investment, and (c) the Addison Place Shops, which were under construction during this period.
The Corporate segment consists primarily of operating cash and cash equivalents plus miscellaneous other assets.
The tables on the following page summarize the operations of Roberts Realty’s reportable segments for the three months ended March 31, 2006 and March 31, 2005.

Three Months Ended March 31, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues — continuing	823	571	3	—	1,397
Other operating income	66	122	—	1	189

Total operating revenues from consolidated entities	889	693	3	1	1,586

Total operating expenses — continuing	(589)	(533)	(71)	(363)	(1,556)

Other (expense) income	(338)	(420)	(208)	17	(949)

Minority interest of unitholders in the operating partnership	8	64	68	84	224

(Loss) from continuing operations	(30)	(196)	(208)	(261)	(695)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	58	—	—	—	58

Net (loss) income	$28	$(196)	$(208)	$(261)	$(637)

Total assets	$32,891	$39,531	$52,574	$3,274	$128,270

Three Months Ended March 31, 2005
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues — continuing	819	18	7	—	844
Other operating income	57	—	—	3	60

Total operating revenues from consolidated entities	876	18	7	3	904

Total operating expenses — continuing	(600)	(123)	(38)	(406)	(1,167)

Other income (expense)	(485)	(56)	(103)	40	(604)

Minority interest of unitholders in the operating partnership	57	42	34	95	228

(Loss) from continuing operations	(152)	(119)	(100)	(268)	(639)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	(360)	—	—	—	(360)

Net (loss) income	$(512)	$(119)	$(100)	$(268)	$(999)

Total Assets	$65,946	$6,742	$44,339	$9,077	$126,104

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
Multifamily
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

          Total operating expenses increased $389,000, or 33.3%, from $1,167,000 for the three months ended March 31, 2005 to $1,556,000 for the three months ended March 31, 2006. Property operating expenses increased primarily due to:
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
partially offset by interest savings when we refinanced the Addison Place apartments debt in April 2005.
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

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of March 31, 2006

			Interest	Maturity	Balance at	Monthly		Current
	Lender	Interest Terms	Rate (1)	Date	Maturity	Payment		Balance
Revolving $2 Million Line of Credit (2)	Compass Bank	LIBOR plus 175 basis points (b.p.)	6.58%	08/01/06	$—	Interest only		$—
Highway 20 Cumming Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	6.58%	1/30/07	4,077,000	Interest only		4,077,000
Northridge Office Building (2)	Bank of North Georgia	LIBOR plus 200 b.p.	6.83%	09/10/07	3,760,000	$13,333	(3)	4,000,000
Addison Place Shops (4)	Compass Bank	LIBOR plus 185 b.p.	6.68%	10/30/07	6,500,000	Interest only		6,364,000
Westside Land Loan (2)	Compass Bank	LIBOR plus 175 b.p.	6.58%	8/27/08	6,480,000	Interest only		6,480,000
Sawmill Village Land Loan (2)	Bank of North Georgia	LIBOR plus 175 b.p.	6.58%	8/29/08	3,335,000	Interest only		3,335,000
Addison Place Townhomes (5)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	62,885		8,893,000
Grand Pavilion Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	40,565		6,943,000
Spectrum Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	31,273		5,270,000
Addison Place Apartments	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	130,669		20,799,000
Bassett Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	21,853		2,700,000

Totals					$63,023,000			$68,861,000

(1)	The interest rate shown for variable-rate debt is as of March 31, 2006.

(2)	Each of these loans has an interest rate floor of 3.75%.

(3)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(4)	This loan has an interest rate floor of 3.50%.

(5)	We may prepay the loan secured by the Addison Place Townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

(6)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves.

   Debt Maturities
     Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of March 31, 2006

	Principal	Applicable Communities or Properties
Year	Payments	for Balloon Payments in Year
2006	$549,000
2007	14,937,000	Addison Place Shops, Northridge Office Building, and Highway 20 Cumming
2008	10,466,000	Westside, Sawmill Village
2009	9,011,000	Addison Place Townhomes
2010	564,000
Thereafter	33,334,000	Grand Pavilion, Addison Place Apartments, Spectrum and Bassett

Total	$68,861,000

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

		Total
		Amount	Remaining
	Total Contract	Incurred through	Contractual
	Amount	3/31/06	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,197,000	665,000	532,000
Sawmill Village	770,000	—	770,000
Highway 20 Cumming	1,050,000	—	1,050,000

	$4,797,000	$1,654,000	$3,143,000

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

PART II
ITEM 6. EXHIBITS.
     The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description
10.1	Design and Development Agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Inc., dated February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.2	Construction Contract by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc., dated February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

10.3	Lease agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

10.4	Lease agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 31, 2007
ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(The Registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)