Form 10-Q/A
period 2006-06-30
ROBERTS REALTY INVESTORS INC
filed 2007-01-31
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q/A
Amendment No. 1
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
     Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes     ☒ No
The number of outstanding shares of the registrant’s common stock on January 30, 2007 was 5,777,458.

ROBERTS REALTY INVESTORS, INC.
Form 10-Q/A
Amendment No. 1
For Quarter Ended June 30, 2006
EXPLANATORY NOTE
     Roberts Realty Investors, Inc. filed its Quarterly Report on Form 10-Q for the three months ended June 30, 2006 with the SEC on August 11, 2006. As a result of comment letters we received from the staff of the SEC regarding our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, along with related discussions and correspondence, we have determined that we should amend our quarterly reports for the first and second quarters of 2006. These amendments restate our previously filed financial statements for those periods to reflect separate reportable segments for our multifamily residential properties; our retail and office properties; our undeveloped land, including land held for investment; and our corporate assets, which consist primarily of operating cash and cash equivalents plus miscellaneous other assets. We are revising Management’s Discussion and Analysis of Financial Condition and Results of Operations in each of these reports to reflect our adoption of segment reporting; to eliminate our disclosure of net operating income per property; and to eliminate our disclosure of funds from operations, or FFO. We believe our statement of cash flows, which complies with generally accepted accounting standards (unlike FFO), is more useful than FFO in evaluating (a) our ability to pay dividends, meet required debt service payments, and fund capital expenditures, and (b) our overall operating performance and liquidity. Accordingly, we are today filing this amendment to our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, as well as an amendment to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006. We note that the restatement to reflect segment reporting does not affect our loss from continuing operations, net loss or net loss per share.
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2006 amends only the items listed below, and only to reflect the changes described above. With respect to each item, we are deleting the previously filed disclosure under that item and replacing it in its entirety with the disclosure contained in this amendment.

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

PART I
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$15,705	$15,705
Buildings and improvements	60,946	60,890
Furniture, fixtures and equipment	4,055	3,771

	80,706	80,366
Less accumulated depreciation	(11,506)	(10,260)

Operating real estate assets	69,200	70,106
Construction in progress and real estate under development	43,794	42,860
Land held for investment	9,018	9,267

Net real estate assets	122,012	122,233

CASH AND CASH EQUIVALENTS	1,693	1,503

RESTRICTED CASH	606	256

DEFERRED FINANCING COSTS — Net of accumulated amortization of $254 and	556	551
$185 at June 30, 2006 and December 31, 2005, respectively	1,379	1,584

FAIR VALUE OF LEASES — Net of accumulated amortization of $261 and $68 at June 30, 2006 and December 31, 2005, respectively

OTHER ASSETS — Net	1,067	1,022

	$127,313	$127,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$48,389	$44,746
Construction notes payable	6,364	10,364
Land note payable	13,892	9,815
Line of credit payable	—	2,000
Accounts payable and accrued expenses	1,215	577
Due to affiliates	—	97
Security deposits and prepaid rents	233	297

Total liabilities	70,093	67,896

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	13,961	14,459

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,726,946 and 5,727,429 shares issued at June 30, 2006 and December 31, 2005, respectively	57	57
Additional paid-in capital	27,067	27,067
Unamortized restricted stock compensation	(4)	(4)
Retained earnings	16,139	17,674

Total shareholders’ equity	43,259	44,794

	$127,313	$127,149

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

(LOSS) INCOME PER COMMON SHARE — BASIC AND DILUTED:

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 24.4% and 26.2% for the six months ended June 30, 2006 and 2005, respectively. The minority interest of the unitholders was $13,961,000 at June 30, 2006 and $14,459,000 at December 31, 2005.

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

The Multifamily segment consists of operating apartment communities, which for the three months ended June 30, 2006 is composed of the Addison Place apartment community, which consists of 285 apartments and 118 townhomes. For the three months ended June 30, 2005, the Multifamily segment is composed of the Addison Place apartment community and Ballantyne Place, an apartment community located in Charlotte, North Carolina that Roberts Realty sold in May 2005.

The Retail/Office segment consists of operating retail centers and an office building, which for the three months ended June 30, 2006 is composed of The Addison Place Shops, Grand Pavilion, Bassett Shopping Center, Spectrum at the Mall of Georgia, and the Northridge Office Building. For the three months ended June 30, 2005, the Retail/Office segment is composed of only the Northridge Office Building. The Addison Place Shops were not fully constructed and operational during this period and Roberts Realty had not yet acquired the Grand Pavilion, Bassett Shopping Center, and Spectrum at the Mall of Georgia retail centers.

The Land segment consists of various tracts of land that are either under development and construction or held for investment. At June 30, 2006, the Land segment includes (a) five tracts of undeveloped land totaling 100 acres in various phases of development and (b) two tracts of undeveloped land totaling 45 acres that are held for investment. At June 30, 2005, the Land segment includes (a) three tracts of undeveloped land totaling 40 acres in various phases of development, (b) two tracts of undeveloped land totaling 45 acres that are held for investment, and (c) the Addison Place Shops, which were under construction during this period.

The Corporate segment consists primarily of operating cash and cash equivalents plus miscellaneous other assets.

The tables on the following two pages summarize the operations of Roberts Realty’s reportable segments for the three months and six months ended June 30, 2006 and June 30, 2005.

Three Months Ended June 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues — continuing	1,255	650	2	—	1,907
Other operating income	80	190	—	5	275

Total operating revenues from consolidated entities	1,335	840	2	5	2,182

Total operating expenses — continuing	(909)	(656)	(146)	(537)	(2,248)

Other (expense) income	(502)	(391)	(238)	7	(1,124)

Minority interest of unitholders in the operating partnership	19	50	93	128	290

(Loss) from continuing operations	(57)	(157)	(289)	(397)	(900)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(57)	$(157)	$(289)	$(397)	$(900)

Total assets	$32,433	$39,524	$52,993	$2,363	$127,313

Three Months Ended June 30, 2005
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues — continuing	1,234	18	5	—	1,257
Other operating income	65	—	—	3	68

Total operating revenues from consolidated entities	1,299	18	5	3	1,325

Total operating expenses — continuing	(886)	(101)	(58)	(413)	(1,458)

Other income (expense)	(592)	(60)	(101)	14	(739)

Minority interest of unitholders in the operating partnership	44	38	41	104	227

(Loss) from continuing operations	(135)	(105)	(113)	(292)	(645)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	4,178	—	—	—	4,178

Net (loss) income	$4,043	$(105)	$(113)	$(292)	$3,533

Total Assets	$33,755	$6,677	$49,220	$20,201	$109,853

Six Months Ended June 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues — continuing	2,487	1,221	5	—	3,713
Other operating income	151	312	—	6	469

Total operating revenues from consolidated entities	2,638	1,533	5	6	4,182

Total operating expenses — Continuing	(1,676)	(1,189)	(217)	(900)	(3,982)

Other income (expense)	(998)	(811)	(446)	24	(2,231)

Minority interest of unitholders In the operating partnership	9	114	161	212	496

(Loss) from continuing operations	(27)	(353)	(497)	(658)	(1,535)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(27)	$(353)	$(497)	$(658)	$(1,535)

Total Assets	$32,433	$39,524	$52,993	$2,363	$127,313

Six Months Ended June 30, 2005
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues — continuing	2,450	36	12	—	2,498
Other operating income	142	—	—	6	148

Total operating revenues from consolidated entities	2,592	36	12	6	2,646

Total operating expenses — Continuing	(1,683)	(224)	(96)	(819)	(2,822)

Other income (expense)	(1,235)	(116)	(204)	54	(1,501)

Minority interest of unitholders in the operating partnership	85	80	75	199	439

(Loss) from continuing operations	(241)	(224)	(213)	(560)	(1,238)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	3,765	—	—	—	3,765

Net income (loss)	$3,524	$(224)	$(213)	$(560)	$2,527

Total Assets	$33,755	$6,677	$49,220	$20,201	$109,853

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
   Multifamily
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
(a)	Total operating revenues increased $857,000 or 64.7% from $1,325,000 for the three months ended June 30, 2005 to $2,182,000 for the three months ended June 30, 2006. This increase in operating revenues is due primarily to the three retail centers we acquired in September and October of 2005.

(b)	Total operating expenses increased $790,000 or 54.2% from $1,458,000 for the three months ended June 30, 2005 to $2,248,000 for the three months ended June 30, 2006. This increase in property operating expenses is due primarily to the following:
(1)	operating expenses incurred for the operation of the three retail centers;

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
(a)	Total operating revenues increased $1,536,000 or 58.0% from $2,646,000 for the six months ended June 30, 2005 to $4,182,000 for the six months ended June 30, 2006. This increase in operating revenues is due primarily to the three retail centers we acquired in September and October of 2005.

(b)	Total operating expenses increased $1,160,000 or 41.1% from $2,822,000 for the six months ended June 30, 2005 to $3,982,000 for the six months ended June 30, 2006. This increase in property operating expenses is due primarily to the following:
(1)	operating expenses incurred for the operation of the three retail centers;

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

(3)	interest on the debt we incurred to finance our land purchases;
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

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of June 30, 2006

			Interest	Maturity	Balance at	Monthly	Current
	Lender	Interest Terms	Rate (1)	Date	Maturity	Payment	Balance

Revolving $2 Million Line of Credit (2) (3)	Compass Bank	LIBOR plus 175 basis points (b.p.)	7.04%	08/01/06	$—	Interest only	$—

Highway 20 Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	7.04%	01/30/07	4,077,000	Interest only	4,077,000

Northridge Office Building (3)	Bank of North Georgia	LIBOR plus 200 b.p.	7.30%	09/10/07	3,760,000	$13,333(4)	3,939,000

Addison Place Shops (5)	Compass Bank	LIBOR plus 185 b.p.	7.14%	10/30/07	6,500,000	Interest only	6,364,000

Westside Land Loan (3)	Compass Bank	LIBOR plus 175 b.p.	7.04%	08/27/08	6,480,000	Interest only	6,480,000

Sawmill Village Land Loan (3)	Bank of North Georgia	LIBOR plus 175 b.p.	7.04%	08/29/08	3,335,000	Interest only	3,335,000

Addison Place Townhomes (6)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	62,885	8,859,000

Grand Pavilion Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	40,565	6,907,000

Spectrum Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	31,273	5,252,000

Addison Place Apartments	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	130,669	20,740,000

Bassett Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	21,853	2,692,000

Totals					$63,023,000		$68,645,000

(1)	The interest rate shown for variable-rate debt is as of June 30, 2006.

(2)	On August 1, 2006, this line of credit was increased to $2.5 million, and the maturity date was extended to August 1, 2007.

(3)	Each of these loans has an interest rate floor of 3.75%.

(4)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(5)	This loan has an interest rate floor of 3.50%.

(6)	We may prepay the loan secured by the Addison Place Townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

(7)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves.

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