Form 10-Q/A
period 2006-09-30
ROBERTS REALTY INVESTORS INC
filed 2007-01-31
CIK 1011109

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

ROBERTS REALTY INVESTORS, INC.
Form 10-Q/A
Amendment No. 1
For Quarter Ended September 30, 2006
EXPLANATORY NOTE
     Roberts Realty Investors, Inc. filed its Quarterly Report on Form 10-Q for the three months ended September 30, 2006 with the SEC on November 14, 2006. After we filed the report, we determined that we had made an arithmetical error that resulted in our misstating our operating revenues, expenses, and net loss for both the three and nine months ended September 30, 2006. For the three months ended September 30, 2006, our operating revenues were overstated by $144,000, our expenses were overstated by $146,000, which resulted in our net loss being overstated by $2,000, which is net of minority interest of less than $1,000. For the nine months ended September 30, 2006, our operating revenues were overstated by $439,000, our expenses were overstated by $381,000, which resulted in our net loss being understated by $44,000, which is net of minority interest of $14,000. The error, in turn, affected other reported amounts in our financials statements for the three and nine months ended September 30, 2006. Although we do not believe these errors are material, we are today filing this amendment to our Quarterly Report on Form 10-Q for the three months ended September 30, 2006 to restate our previously filed financial statements to correct these errors and to make corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the report. We are also revising Note 9 to our financial statements (Segment Reporting) to conform it to the presentation we used in the amendments to our Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and the three months ended June 30, 2006 that we are filing today with the SEC.
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended September 30, 2006 amends only the items listed below, and only to reflect the changes described above. With respect to each item, we are deleting the previously filed disclosure under that item and replacing it in its entirety with the disclosure contained in this amendment.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

REAL ESTATE ASSETS – At cost:
Land	$13,979	$15,705
Buildings and improvements	58,193	60,890
Furniture, fixtures and equipment	4,127	3,771

	76,299	80,366
Less accumulated depreciation	(12,074)	(10,260)

Operating real estate assets	64,225	70,106
Construction in progress and real estate under development	43,971	42,860
Land held for investment	9,019	9,267
Property held for sale	4,400	—

Net real estate assets	121,615	122,233

CASH AND CASH EQUIVALENTS	249	1,503

RESTRICTED CASH	483	256

DEFERRED FINANCING COSTS – Net of accumulated amortization of $291 and $185 at September 30, 2006 and December 31, 2005, respectively	527	551

FAIR VALUE OF LEASES – Net of accumulated amortization of $343 and $68 at September 30, 2006 and December 31, 2005, respectively	1,299	1,584

OTHER ASSETS – Net	1,582	1,022

	$125,755	$127,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$45,523	$44,746
Construction notes payable	6,364	10,364
Land note payable	13,892	9,815
Line of credit payable	—	2,000
Insurance premium note payable	195	—
Accounts payable and accrued expenses	910	577
Due to affiliates	17	97
Security deposits and prepaid rents	263	297
Mortgage note payable related to property held for sale	2,685	—

Total liabilities	69,849	67,896

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	13,641	14,459

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,729,863 and 5,727,429 shares issued at September 30, 2006 and December 31, 2005, respectively	57	57
Additional paid-in capital	27,067	27,067
Unamortized restricted stock compensation	(1)	(4)
Retained earnings	15,142	17,674

Total shareholders’ equity	42,265	44,794

	$125,755	$127,149

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$1,728	$1,264	$5,208	$3,761
Other operating income	150	70	557	228

Total operating revenues	1,878	1,334	5,765	3,989

OPERATING EXPENSES:
Personnel	151	150	456	439
Utilities	121	98	345	276
Repairs, maintenance and landscaping	142	124	389	316
Real estate taxes	170	131	788	383
Marketing, insurance and other	128	92	320	261
General and administrative expenses	524	351	1,387	1,189
Bad debt expense	102	—	155	—
Depreciation and amortization	710	515	2,073	1,419

Total operating expenses	2,048	1,461	5,913	4,283

(LOSS) INCOME FROM OPERATIONS	(170)	(127)	(148)	(294)

OTHER INCOME (EXPENSE):
Interest income	13	105	56	203
Interest expense	(1,123)	(734)	(3,204)	(2,256)
(Loss) on disposal of assets	—	(150)	(9)	(150)
Amortization of deferred financing costs	(35)	(39)	(102)	(125)

Total other expense	(1,145)	(818)	(3,259)	(2,328)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,315)	(945)	(3,407)	(2,622)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	321	235	831	674

(LOSS) FROM CONTINUING OPERATIONS	(994)	(710)	(2,576)	(1,948)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	(2)	14	44	3,779

NET (LOSS) INCOME	$(996)	$(696)	$(2,532)	$1,831

(LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED:

(Loss) from continuing operations-basic	$(0.17)	$(0.13)	$(0.45)	$(0.36)
(Loss) income from discontinued operations-basic	—	—	.01	0.70

Net (loss) income-basic	$(0.17)	$(0.13)	$(0.44)	$0.34

(Loss) from continuing operations-diluted	$(0.17)	$(0.12)	$(0.45)	$(0.36)
(Loss) income from discontinued operations-diluted	—	—	.01	0.70

Net (loss) income-diluted	$(0.17)	$(0.12)	$(0.44)	$0.34

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended Sept 30,
	2006	2005
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (loss) income	$(2,531)	$1,831
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	(44)	(3,778)
Minority interest of unitholders in the operating partnership	(831)	(674)
Loss on disposal of assets	9	—
Bad debt expense	155	—
Depreciation and amortization	2,175	1,553
Amortization of deferred compensation	3	11
Change in assets and liabilities:
(Increase) decrease in other assets	(266)	62
Increase in restricted cash	(231)	(42)
Decrease in amounts due affiliates	(7)	(901)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	193	794

Net cash used in operating activities from continuing operations	(1,378)	(1,144)
Net cash provided by operating activities from discontinued operations	69	557

Net cash used in operating activities	(1,309)	(587)

INVESTING ACTIVITIES:
Acquisition and construction of real estate assets	(1,396)	(43,364)

Net cash used in investing activities from continuing operations	(1,396)	(43,364)
Net cash provided by (used in) investing activities from discontinued operations	(7)	36,731

Net cash used in investing activities	(1,403)	(6,633)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(502)	(1,313)
Proceeds from mortgage notes payable	—	9,702
Payment of loan costs	(81)	(442)
Proceeds from construction loans	—	1,084
Payment of construction notes payable	(13)	(530)
Proceeds from land notes payable	4,077	20,765
Payoff of land notes payable		(20,413)
Payoff of line of credit	(2,000)	—
Re-issuance of treasury shares	—	2,901

Net cash provided by financing activities from continuing operations	1,481	11,754
Net cash used in financing activities from discontinued operations	(23)	(22,471)

Net cash provided by (used in) financing activities	1,458	(10,717)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,254)	(17,937)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,503	27,552

CASH AND CASH EQUIVALENTS, END OF PERIOD	$249	$9,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$3,356	$3,046

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 24.4% for both the nine months ended September 30, 2006 and 2005. The minority interest of the unitholders was $13,641,000 at September 30, 2006 and $14,459,000 at December 31, 2005.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
(Loss) from continuing operations — basic	$(994)	$(710)	$(2,575)	$(1,948)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(321)	(235)	(831)	(674)

(Loss) from continuing operations – diluted	(1,315)	(945)	(3,406)	(2,622)

(Loss) income from discontinued operations – basic	(2)	11	44	3,779
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	—	3	14	1,342

Income from discontinued operations – diluted	(2)	14	58	5,121

Net (loss) – diluted	$(1,317)	$(931)	$(3,348)	$2,499

Weighted average shares – basic	5,728,626	5,692,380	5,727,737	5,457,315
Dilutive securities – weighted average units	1,847,806	1,884,535	1,848,920	1,891,176

Weighted average shares – diluted	7,576,432	7,576,915	7,576,657	7,348,491

7.	RELATED PARTY TRANSACTIONS

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

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters can not be predicted with certainty, management believes the outcome of such matters will not have a material effect on Roberts Realty’s financial position or results of operations.

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

The Multifamily segment consists of operating apartment communities, which for the three months ended September 30, 2006 and September 30, 2005 is composed of the Addison Place apartment community, which consists of 285 apartments and 118 townhomes.

The Retail/Office segment consists of operating retail centers and an office building, which for the three months ended September 30, 2006 is composed of The Addison Place Shops, Grand Pavilion, Bassett Shopping Center, Spectrum at the Mall of Georgia, and the Northridge Office Building. For the three months ended September 30, 2005, the Retail/Office segment is composed of the The Addison Place Shops, Grand Pavilion (which Roberts Realty acquired on September 29, 2005), Bassett Shopping Center (which Roberts Realty acquired on September 30, 2005), and the Northridge Office Building. Roberts Realty had not yet acquired the Spectrum at the Mall of Georgia retail center.

The Land segment consists of various tracts of land that are either under development and construction or held for investment. At September 30, 2006, the Land segment includes (a) five tracts of undeveloped land totaling 100 acres in various phases of development and (b) two tracts of undeveloped land totaling 45 acres that are held for investment. At September 30, 2005, the Land segment includes (a) four tracts of undeveloped land totaling 62 acres in various phases of development and (b) two tracts of undeveloped land totaling 45 acres that are held for investment.

The Corporate segment consists primarily of operating cash and cash equivalents plus miscellaneous other assets.

The tables on the following two pages summarize the operations of Roberts Realty’s reportable segments for the three and nine months ended September 30, 2006 and September 30, 2005.

Three Months Ended September 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	1,245	481	2	—	1,728
Other operating income	69	79	—	2	150

Total operating revenues from consolidated entities	1,314	560	2	2	1,878

Total operating expenses – continuing	(876)	(690)	—	(482)	(2,048)

Other (expense) income	(499)	(388)	(261)	3	(1,145)

Minority interest of unitholders in the operating partnership	15	127	63	116	321

(Loss) from continuing operations	(46)	(391)	(196)	(361)	(994)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	(2)	—	—	(2)

Net (loss) income	$(46)	$(393)	$(196)	$(361)	$(996)

Total assets	$32,267	$39,026	$53,227	$1,235	$125,755

Three Months Ended September 30, 2005
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	1,238	24	2	—	1,264
Other operating income	70	—	—	—	70

Total operating revenues from consolidated entities	1,308	24	2	—	1,334

Total operating expenses – Continuing	(883)	(206)	(21)	(351)	(1,461)

Other income (expense)	(510)	(155)	(90)	(63)	(818)

Minority interest of unitholders in the operating partnership	21	84	27	103	235

(Loss) from continuing operations	(64)	(253)	(82)	(311)	(710)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	14	—	—	—	14

Net (loss) income	$(50)	$(253)	$(82)	$(311)	$(696)

Total Assets	$33,432	$31,360	$46,462	$10,122	$121,376

Nine Months Ended September 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	3,731	1,470	7	—	5,208
Other operating income	220	329	—	8	557

Total operating revenues from consolidated entities	3,951	1,799	7	8	5,765

Total operating expenses – continuing	(2,552)	(1,762)	(217)	(1,382)	(5,913)

Other income (expense)	(1,498)	(1,081)	(707)	27	(3,259)

Minority interest of unitholders In the operating partnership	24	254	224	329	831

(Loss) from continuing operations	(75)	(790)	(693)	(1,018)	(2,576)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	44	—	—	44

Net (loss) income	$(75)	$(746)	$(693)	$(1,018)	$(2,532)

Total Assets	$32,267	$39,026	$53,227	$1,235	$125,755

Nine Months Ended September 30, 2005
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	3,687	60	14	—	3,761
Other operating income	217	—	—	11	228

Total operating revenues from consolidated entities	3,904	60	14	11	3,989

Total operating expenses – continuing	(2,566)	(472)	(75)	(1,170)	(4,283)

Other income (expense)	(1,748)	(271)	(294)	(15)	(2,328)

Minority interest of unitholders in the operating partnership	106	175	91	302	674

(Loss) from continuing operations	(304)	(508)	(264)	(872)	(1,948)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	3,779	—	—	—	3,779

Net income (loss)	$3,475	$(508)	$(264)	$(872)	$1,831

Total Assets	$33,432	$31,360	$46,462	$10,122	$121,376

10.	SUBSEQUENT EVENT

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
  Adoption of Segment Reporting
     As a result of a comment letter we received from the staff of the SEC and related discussions and correspondence, we have determined that we should reflect separate reportable segments for (a) our multifamily residential properties, (b) our retail and office properties and (c) our undeveloped land, including land held for investment. Please see Note 9 – Segment Reporting, to our unaudited consolidated financial statements included in Part I, Item 1 above. We will file amendments to our quarterly reports for the first and second quarters of 2006 to adopt segment reporting for those periods.
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
Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005.
     Loss from continuing operations increased $370,000 from a loss of $945,000 for the three months ended September 30, 2005 to a loss of $1,315,000 for the three months ended September 30, 2006. The following discussion compares our statements of operations for the three months ended September 30, 2005 and September 30, 2006.
     Total operating expenses increased $587,000 or 40.2% from $1,461,000 for the three months ended September 30, 2005 to $2,048,000 for the three months ended September 30, 2006. This increase in property operating expenses is due primarily to the following:

(a)	operating expenses incurred for the operation of our three retail centers (Addison Place Shops, Grand Pavilion and Spectrum at the Mall of Georgia);

(b)	depreciation and amortization expense, which increased $195,000 or 37.9% from $515,000 for the three months ended September 30, 2005 to $710,000 for the three months ended September 30, 2006, due primarily to recognizing depreciation expense on the three retail centers we acquired and the Addison Place Shops retail center, which we began to depreciate in June 2005 when we completed construction;

(c)	general and administrative expense, which increased $173,000 or 49.3% from $351,000 for the three months ended September 30, 2005 to $524,000 for the three months ended September 30, 2006, due primarily to accounting, legal and salary expense;

(d)	real estate taxes on undeveloped land acquired in 2005; and

(e)	bad debt reserves for retail lease receivables, which increased to $102,000 for the three months ended September 30, 2006 compared to no reserves for the three months ended September 30, 2005.
     Interest expense increased $389,000 or 53.0% from $734,000 for the three months ended September 30, 2005 to $1,123,000 for the three months ended September 30, 2006. This increase in interest expense is due primarily to the following:
(a)	interest on the debt we assumed with the acquisition of three retail centers;

(b)	interest on the debt secured by the Addison Place Shops retail center, for which we began expensing interest in June 2005, rather than capitalizing interest as we completed construction of this property; and

(c)	interest on the debt we incurred to finance our land purchases.
Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
     Loss from continuing operations increased $784,000 from a loss of $2,622,000 for the nine months ended September 30, 2005 to a loss of $3,406,000 for the nine months ended September 30, 2006. The following discussion compares our statements of operations for the nine months ended September 30, 2005 and September 30, 2006.
     Total operating revenues increased $1,776,000 or 44.6% from $3,989,000 for the nine months ended September 30, 2005 to $5,765,000 for the nine months ended September 30, 2006. This increase in operating revenues is due primarily to the three retail centers we acquired in September and October of 2005.
     Total operating expenses increased $1,629,000 or 38.1% from $4,283,000 for the nine months ended September 30, 2005 to $5,912,000 for the nine months ended September 30, 2006. This increase in property operating expenses is due primarily to the following:
(a)	operating expenses incurred for the operation of our three retail centers;

(b)	depreciation and amortization expense, which increased $654,000 or 46.1% from $1,419,000 for the nine months ended September 30, 2005 to $2,073,000 for the nine months ended September 30, 2006, due primarily to recognizing depreciation expense on the three retail centers we acquired and the Addison Place Shops retail center, which we began to depreciate in June 2005 when we completed construction;

(c)	real estate taxes on undeveloped land acquired in 2005;

(d)	general and administrative expense, which increased $198,000 or 16.7% from $1,189,000 for the nine months ended September 30, 2005 to $1,387,000 for the nine months ended September 30, 2006, due primarily to accounting and legal fees; and

(e)	bad debt reserves for retail lease receivables, which increased to $155,000 for the nine months ended September 30, 2006 compared to no reserves for the nine months ended September 30, 2005.
     Interest expense increased $948,000 or 42.1% from $2,256,000 for the nine months ended September 30, 2005 to $3,204,000 for the nine months ended September 30, 2006. This increase in interest expense is due primarily to the following:
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
     Cash and cash equivalents decreased $1,254,000 during the nine months ended September 30, 2006 compared to a decrease of $17,937,000 during the nine months ended September 30, 2005. This change, totaling $16,683,000, is due to a $12,175,000 increase in cash provided by financing activities and a $5,230,000 decrease in cash used in investing activities offset by a $722,000 increase in cash used in operating activities, each of which is described in more detail below.
     Net cash used in operating activities increased $722,000 from cash used in operating activities of $587,000 during the nine months ended September 30, 2005 to cash used in operating activities of $1,309,000 during the nine months ended September 30, 2006. This increase in the use of cash is due primarily to the sale of Ballantyne Place on May 31, 2005 and an increase during the nine months ended September 30, 2006 in interest expense, depreciation and amortization, and restricted cash due to our acquisition of three existing retail centers during the fourth quarter of 2005.
     Net cash used in investing activities decreased $5,230,000 from cash used in investing activities of $6,633,000 during the nine months ended September 30, 2005 to cash used in investing activities of $1,403,000 during the nine months ended September 30, 2006. This decrease in the use of cash is due primarily to the sale of Ballantyne Place on May 31, 2005 for $37,250,000, partially offset by the acquisition of the North Springs’ 9.8-acre tract for $15,724,000 on January 20, 2005 and the purchase of 14.5 acres at Westside Parkway for $3,320,000 on June 30, 2005.
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
     As stated above, we are currently generating negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, while making distributions to our shareholders and unitholders totaling $32.5 million and reinvesting a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe the combination of improving occupancy at our Addison Place apartments and townhomes and at the three retail centers we acquired in September and October of 2005, along with the continued lease-up of our Addision Place Shops retail center and Northridge office building, will begin to substantially reduce our negative cash flow from operations as we pursue our development and construction plan. We will not see a significant increase in positive cash flow until we substantially complete the construction and lease-up of the first of our five new apartment communities, which we expect to occur in 2008. This assumes we are able to raise the debt and equity necessary to fund the costs of construction. We have several options available to us for raising this debt and equity including construction financing, joint ventures, equity offerings and asset sales. We can give no assurance that we will be able to raise the debt and equity sufficient to meet our financial needs or on terms acceptable to us.
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
PART II OTHER INFORMATION
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