Form 10-K
period 2006-12-31
ROBERTS REALTY INVESTORS INC
filed 2007-03-28
CIK 1011109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(770) 394-6000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 14, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,527,981 based on the closing sale price as reported on the American Stock Exchange.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2007

Common Stock, $.01 par value per share	5,807,141 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
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

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
General
     Roberts Realty Investors, Inc. is a Georgia corporation formed in 1994 that owns and operates multifamily residential, retail, and office properties as a self-administered, self-managed equity real estate investment trust, or REIT. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the “double taxation” of income – i.e., at both the corporate and shareholder levels – that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 90% of our taxable income.
     We enter into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets and, from time to time, the acquisition of real estate.
     We develop, construct, own, and manage multifamily apartment communities, neighborhood retail centers, and one office building, all of which are currently located in Georgia. As a result, we have four reportable operating segments:
(1)	the multifamily segment consisting of operating apartment communities;

(2)	the retail/office segment consisting of operating retail centers and an office building;

(3)	the land segment consisting of various tracts of land that are either under development and construction or held for investment; and

(4)	the corporate segment consisting primarily of operating cash and cash equivalents plus miscellaneous other assets.
For more detailed information about these segments, please see Note 8, “Segment Reporting,” in the audited consolidated financial statements included in Item 15 of this report.
     Our common stock is traded on the American Stock Exchange under the symbol “RPI.” Our executive offices are located at 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We do not maintain a corporate website. As of March 14, 2007, we have 10 full-time employees.
The Operating Partnership
     We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties directly or indirectly through wholly owned subsidiaries. As of March 14, 2007, Roberts Realty owns a 76.4% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an “umbrella partnership” or “UPREIT.” Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and the holders of units as “unitholders.” The holders of units include Mr. Charles S. Roberts, our Chairman of the Board and Chief Executive Officer and President, and the former limited partners in the limited partnerships that were merged into the operating partnership.
     Unitholders generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either an equal number of shares or cash for those units at their fair market value, based upon the then current trading price of the shares. We have adopted a policy of issuing shares in exchange for units. We have the right, however, at our election, to issue shares in exchange for all outstanding units. Our articles of incorporation limit ownership by any one holder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future. That shareholder can also exchange any units in the operating partnership he owned on that date for shares of common stock. Otherwise, unitholders cannot redeem their units if doing so would cause the number of shares they own to exceed those ownership limits. Shares issued for units are registered with the SEC and are freely transferable, other than by affiliates.
     Whenever we issue shares, we are obligated to contribute the net proceeds from that issuance to the operating partnership, and the operating partnership is obligated to issue the same number of units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners.
Recent Developments
  Purchase of 1.3-Acre Parcel at Grand Pavilion Retail Center
     On October 3, 2006, we purchased a 1.34-acre parcel of land located adjacent to our Grand Pavilion retail center. The purchase price was approximately $876,000, including closing costs, and we financed the acquisition by drawing on our line of credit.
  Purchase of Remaining 18% Undivided Interest at Peachtree Parkway
     On December 6, 2006, we acquired the remaining 18% undivided interest in our Peachtree Parkway property from an unaffiliated third party for $2,306,000, including closing costs. In addition, we assumed and paid the $146,000 balance that the seller owed to Roberts Properties for the seller’s portion of the total $811,111 amount incurred through the date of closing under the design and development agreement for the property. As part of the transaction, we assumed the seller’s remaining obligations under the design and development agreement with Roberts Properties and the construction contract with Roberts Construction. We financed the purchase with a portion of the proceeds of an $8,175,000 land loan on our Peachtree Parkway land that closed simultaneously with our acquisition of the 18% undivided interest. See Item 13, Certain Relationships and Related Transactions – Transactions with Roberts Companies.

Trends
     We have two stabilized residential properties totaling 403 residential units and three stabilized retail centers totaling 112,322 square feet. In addition, we have two properties in lease-up, six properties in the planning and design phase, and one parcel of undeveloped land held for investment, representing a total investment of $138 million (with a corresponding $76 million of debt secured by these properties), which are currently producing negative cash flow after debt service coverage. With respect to the six properties that are now under development, we estimate the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $206 million, although the exact amount could be materially different. We made good progress on our design and development work during 2006, and we expect to begin construction on the first of our five new multifamily apartment communities by mid-2007. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this report.
     Since our inception in 1994, we have focused primarily on the development, construction, and ownership of multifamily residential communities, including land held for subsequent development. In recent years, particularly in 2005, we diversified our real estate activities with the acquisition of three neighborhood retail centers. We are currently experiencing negative operating cash flow as a result of selling the seven residential communities totaling 1,610 units in 2004 and 2005 while making a distribution to shareholders (and unitholders) of $4.50 per share (and unit) totaling $32.5 million and reinvesting a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe the combination of improving occupancy at our Addison Place apartments and townhomes, the financial performance of the three retail centers we acquired in late 2005, and the continued lease-up of our Addison Place Shops retail center and Northridge office building will substantially reduce our current negative cash flow as we pursue our development and construction plan. In addition, we have the following: (a) approximately $4,000,000 in cash and cash equivalents; (b) $2,500,000 available on our line of credit; and (c) 20.7 acres of unencumbered land that we acquired for $21,093,000 (including closing costs), which we can use as collateral for land loans.
     During the past few years, historically low interest rates have made home ownership an attractive alternative to renting, which in turn has adversely affected our occupancy and rental rates. In Atlanta, our current market, low mortgage interest rates have contributed to lower demand from apartment residents. To maintain our occupancy, we offered incentives in the form of rent concessions to prospective residents, which decreased both our revenues and income from operations. We continue to offer rental concessions as a means to attract and retain residents. Although we are seeing some indications that rental concessions are beginning to decrease, we cannot predict with any degree of certainty how rapidly or to what level rental concessions may decrease.
     We have not paid regular quarterly dividends since the third quarter of 2001 and we do not have any plans to resume paying regular quarterly dividends for the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.
Growth Strategies
     Our business plan and growth strategy are focused on generating cash flow and capital appreciation by building and managing new residential communities, neighborhood retail centers, and mixed-use projects of the highest quality and value in excellent high-growth neighborhoods. Our business objective is to increase the long-term total return to our shareholders and unitholders through appreciation in the value of our real estate assets and to return this appreciation to our shareholders and unitholders through the payment of distributions when we sell properties. We may, however, decide to use at least some of the cash proceeds generated from the sale of properties for our development and construction program or for other corporate purposes. Alternatively, if we choose to sell properties using a Section 1031 tax-deferred exchange, we will retain the value created through appreciation and reinvest the cash proceeds in a similar income producing property or undeveloped land. To achieve our objectives:
•	we focus on maximizing cash flow from our stabilized apartment communities by seeking to maintain high occupancy levels, obtain regular rent increases, manage resident turnover efficiently, and control operating expenses; and

•	we look for the right opportunities to develop and/or acquire new multifamily residential communities, neighborhood retail centers, and/or mixed-use projects in Atlanta and Palm Beach County, Florida.
We will engage others, including the Roberts Companies, to help us pursue these strategies, which are described in more detail below.
     Property Management Strategy. We believe that efficiently managing our existing operating real estate assets is a fundamental element of our investment strategy. As of March 14, 2007, we employed seven property management personnel, including property managers, leasing consultants, on-site maintenance personnel, and corporate support staff. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of our operating real estate assets. Our property management strategy will continue to be:
•	to increase occupancy and rental rates as market conditions permit;

•	to minimize resident turnover and delinquent rental payments through strict review of each applicant’s creditworthiness;

•	to provide our commercial (retail and office) tenants with superior facilities that enable them to succeed in business;

•	to control operating expenses and increase net operating income at each of our properties; and

•	to provide superior customer service to our apartment residents and commercial tenants.
     Development and Construction Strategy. We intend to continue developing high quality multifamily residential communities, neighborhood retail centers, and mixed-use projects for long-term ownership. Toward this goal, we will continue to engage Roberts Properties and Roberts Construction to perform development and construction services for the operating partnership. During the past 20 years, the Roberts Companies have developed, constructed and/or managed a substantial number of multifamily residential units. We currently own and manage four properties that Roberts Properties developed, including our Northridge office building, our Addison Place residential community, consisting of the Addison Place apartments and the Addison Place townhomes, and the Addison Place Shops retail center. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us, and we have entered into agreements for those services as described in Item 13, Certain Relationships and Related Transactions. We may also hire other development or construction companies, as we have done in the past, in Atlanta and elsewhere if we deem it to be in our best interests to do so. We have engaged the Roberts Companies to develop and construct five of the six properties under development described above.

     We believe that the number and quality of the multifamily residential units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies’ experience with the development, construction and financing process will minimize the barriers to new development. These barriers include governmental growth control, a difficult rezoning and permitting process, and the limited availability of well-located sites. We believe that these restraints on construction offer a continuing opportunity for us to achieve favorable long-term returns on the development of well-located, high quality multifamily residential communities, neighborhood retail centers, and mixed-use projects.
     In analyzing the potential development of a particular project, we evaluate the geographic, demographic, economic and financial data, including:
•	households, population and employment growth;

•	prevailing rental and occupancy rates in the immediate market area and the perceived potential for growth in those rates;

•	costs that affect profitability of the investment, including construction, financing, operating, and maintenance costs;

•	income levels in the area;

•	existing employment bases;

•	traffic volume, transportation access, proximity to commercial centers and regional malls; and

•	proximity to and quality of the area’s schools.
     We will also consider physical elements regarding a particular site, including the probability of zoning approval (if required), availability of utilities and infrastructure, and other physical characteristics of the site.
Determination of Investment, Financing and Conflict of Interest Policies
     Our board of directors sets our investment policies, financing policies, and conflict of interest policies; these policies are summarized below. Our board may amend or revise them from time to time without a vote of our shareholders or any vote of the partners of the operating partnership, except that:
•	we cannot change our policy of holding our assets and conducting our business exclusively through the operating partnership without amending the operating partnership agreement, which will generally require the consent of the holders of a majority in interest of the limited partners in the operating partnership including, if applicable, Roberts Realty; and

•	any changes in our conflicts of interest policies must be approved by a majority of the independent directors and otherwise be consistent with legal requirements.
Investment Policies
     Investments in Real Estate or Interests in Real Estate. We conduct all of our investment activities through the operating partnership and will continue to do so as long as the operating partnership exists. (The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093.) Our investment objectives are to achieve stable cash flow and, over time, to increase cash flow and portfolio value by continuing to develop multifamily residential communities, neighborhood retail centers, and mixed-use projects for ownership as well as acquiring additional real estate assets that we anticipate will produce additional cash flow.

     Our policy is to develop real estate projects where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. We intend to develop multifamily residential communities, neighborhood retail centers, and mixed-use projects primarily in Atlanta and South Florida. Our governing documents do not limit our future development or investment activities to any geographic area, product type, or specified percentage of our assets.
     Possible Acquisition of Properties from Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of residential and commercial real estate since 1970, and Mr. Roberts expects that he and Roberts Properties will continue to engage in multifamily residential and commercial real estate development. Provided that any transaction or agreement complies with the policies discussed under Conflict of Interest Policies below, we may engage in transactions of various types with Mr. Roberts, the Roberts Companies and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include the following:
•	we may hire Mr. Roberts or the Roberts Companies to develop and construct real estate assets under a fee arrangement;

•	we may acquire undeveloped property from Mr. Roberts or his affiliates for future development, which we did in 2004 and 2005; or

•	we may acquire from Mr. Roberts or his affiliates partially or completely constructed properties, whether in their lease-up phase or already leased and stabilized.
No particular arrangements have been determined, other than the communities now under development and construction as described elsewhere in this report.
     An affiliate of Mr. Roberts owns land adjacent to our Sawmill Village development project. Mr. Roberts intends to develop this land in conjunction with the development of the overall project. We may enter into a management agreement with Mr. Roberts for management of the assets to be constructed and owned by Mr. Roberts, assuming we are in compliance with all REIT rules and requirements.
     Securities of or Interest in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We or the operating partnership may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by us and the operating partnership for the purpose of exercising control over those entities. We or the operating partnership may acquire all or substantially all of the securities or assets of other REITs or similar entities where those investments would be consistent with our investment policies. We currently have no plans to invest in the securities of other issuers. In making any of the investments described in this paragraph, we would comply with the percentage of ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code. We will not make any investments if the proposed investment would cause us or the operating partnership to be an “investment company” under the Investment Company Act of 1940.
     No Investments in Mortgages. We do not own any mortgages, and we do not intend to invest in mortgages or to engage in originating, servicing or warehousing mortgages.

Financing Policies
     Our organizational documents do not limit the amount of indebtedness we may incur. We have an informal policy that we will not incur indebtedness in excess of 75% of what the board of directors believes is the aggregate fair market value of our assets at any given time. We may, however, from time to time re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of the operating partnership’s real estate assets, growth and acquisition opportunities, and other factors. Modification of this policy may adversely affect the interests of our shareholders.
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
Conflict of Interest Policies
     The board of directors is subject to provisions of Georgia law that are designed to eliminate or minimize potential conflicts of interest. We can give no assurances that these policies will always eliminate the influence of those conflicts. If these policies are not successful, the board could make decisions that might fail to reflect fully the interests of all shareholders.
     Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the board of directors. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director’s judgment may not be enjoined, set aside, or give rise to damages on the grounds of that interest if either:
•	the transaction is approved, after disclosure of the interest, by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by disinterested shareholders; or

•	the transaction is established to have been fair to us.
Our board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the American Stock Exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors.

Other Policies
     We and the operating partnership have authority to offer our securities and to repurchase and otherwise reacquire our securities, and we may engage in those activities in the future. We have adopted a policy that we will issue shares to unitholders who exercise their rights of redemption. In the future, we may make loans to joint ventures in which we participate to meet working capital needs. We have not engaged in trading, underwriting, agency distribution or sale of securities of other issuers, and we do not intend to do so. We intend to continue to make investments in a manner so that we will not be treated as an “investment company” under the Investment Company Act of 1940.
     At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to continue to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, our board of directors decides that it is no longer in our best interests to qualify as a REIT.
Competition
     Our existing multifamily community and the land on which we are developing new multifamily communities are located in developed areas that include other apartment communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on our ability to lease apartment homes at our present communities or any newly developed or acquired community, as well as on our rental rates. We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and other apartment REITs, to acquire and develop apartment communities and acquire land for future development. As an owner of apartment communities, we face competition for prospective residents from other apartment owners whose communities may be perceived to offer a better location or amenities or whose rent may be perceived as a better value given the quality, location and amenities that the prospective resident seeks. We also compete with the condominium and single-family home markets, whose competitiveness has been significantly enhanced in recent years by the historically low mortgage interest rates.
     Our neighborhood retail centers and office building face competition from similar retail centers and office buildings within their geographic areas to lease new space, renew leases, or re-lease spaces as leases expire. Some of these competing properties may be newer, better located, better capitalized, or have better tenants than our properties. In addition, any new competitive properties that are developed within our local markets may result in increased competition for customer traffic and creditworthy tenants. We may not be able to lease our properties, renew leases, or obtain new tenants to whom space may be re-leased as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. In addition, our retail centers face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping center properties generally.
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
     The preliminary environmental assessments of our operating properties, investment land and other real estate assets have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions, including changes in applicable environmental laws and regulations, may cause us to have environmental liability.
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
     The Terrorism Risk Insurance Act of 2002 was enacted on November 26, 2002. The law provides that losses resulting from certified acts of terrorism will be partially reimbursed by the United States after a statutory deductible amount is paid by the insurance company providing coverage. The law also requires that the insurance company offer coverage for terrorist acts for an additional premium. We accepted the offer to include this coverage in our property and casualty policies.
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
     We are currently experiencing negative operating cash flow as a result of selling seven residential communities in 2004 and 2005 for $183.1 million while making distributions to investors of $4.50 per share, totaling $32.5 million. We have two stabilized residential properties totaling 403 residential units and three stabilized retail centers totaling 112,322 square feet. In addition, we own two properties currently in lease-up, six properties in the planning and design phase and one parcel of undeveloped land held for investment purposes. These properties are currently producing minimal cash flow. Although we have replaced some of our operating revenues and cash flows by acquiring retail centers in September and October 2005, and we expect that the lease-up of the Addison Place Shops and Northridge office building will contribute positively to our operating revenues and cash flows, we expect that our overall business will continue to operate at a loss as we execute our planned development and construction program and that we will use, rather than generate, net cash in our operating activities through the end of 2007 or until our development projects are constructed and leased. If these losses persist for longer than we expect, our cash position and financial position could be materially and adversely affected.
Construction risks inherent in the development and construction of new properties could negatively affect our financial performance.
     We currently estimate that it would take approximately $206 million to develop and construct the residential, office and retail properties we can build on the undeveloped land we now own under their current zoning. (This amount is only an estimate, and it will likely change by a material amount as we develop and construct our properties.) Development and construction costs may exceed our original estimates due to events beyond our control, including:
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
     We currently have two properties, the Addison Place Shops and the Northridge office building, that are in the lease-up phase. The Addison Place Shops are approximately 34% leased, and the Northridge office building is approximately 44% leased. If we are unable to fill the remainder of the properties with tenants as we intend, our financial performance will be adversely affected.
Financing Risks
We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.
     We have two stabilized residential properties totaling 403 residential units and three stabilized retail centers totaling 112,322 square feet. We also have two properties in lease-up, six properties in the planning and design phase, and one parcel of undeveloped land held for investment. With respect to the five properties that are now under development, we estimate the total cost of the projects, including development fees and contractor fees payable to the Roberts Companies, to be approximately $206 million, although the exact amount could be materially different. We cannot presently quantify with any precision the amount and timing of our long-term capital needs for development, but the amount we need will be substantial. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete our development projects as we intend. If we are unable to obtain long-term debt and equity on favorable terms, we will be unable to carry out our planned development and construction program.
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
     In particular, we have four loans totaling $22,435,000 in short-term debt that matures during the next 12 months. If we are unable to refinance our debt at maturity on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay dividends and distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Rising interest rates could materially and adversely affect the cost of our indebtedness.
     We have incurred and may in the future again incur debt that bears interest at a variable rate. As March 14, 2007, we have approximately $32.2 million in debt that bears interest at a floating rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and distributions to our investors.
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
     We have in the past and may again in the future seek to structure future dispositions as tax-free exchanges, where appropriate, using the non-recognition provisions of Section 1031 of the Internal Revenue Code to defer income taxation on the disposition of the exchanged property. For an exchange to qualify for tax-free treatment under Section 1031 of the Internal Revenue Code, we must meet certain technical requirements. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the required time frames to meet the requirements of Section 1031. If we are unable to reinvest sales or refinancing proceeds in the period required to defer recognition of taxable gains, we would be required to distribute most of the net proceeds to our shareholders and unitholders, which would adversely affect our ability to carry out our investment strategy.
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
     We generally enter into fixed rate debt instruments for our completed apartment communities. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use these instruments for trading or speculative purposes, but rather to increase the predictability of our financing costs. If the pricing of new debt instruments is not within the parameters of a particular interest rate hedging contract, the contract is ineffective. Contracts may also be ineffective when market interest rates produce a lower interest cost than we incur under the hedging contracts. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, we cannot guarantee that we will maintain coverage for all of our outstanding indebtedness at any particular time. If we do not effectively protect from this risk, we may be subject to increased interest costs resulting from interest rate fluctuations.
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
     If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions of the Internal Revenue Code did not apply, we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, leaving less money available for distributions to investors. In addition, distributions to shareholders or unitholders in any year in which we failed to qualify would not be deductible for federal income tax purposes. Failing to qualify as a REIT would eliminate our requirement to make distributions to shareholders or unitholders, as well. We would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT, unless we were entitled to relief under specific statutory provisions. It is not possible to predict whether in all circumstances we would be entitled to such statutory relief. Our failure to qualify as a REIT likely would have a significant adverse effect on the value of our common stock.
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
     To comply with Section 404 of the Sarbanes-Oxley Act of 2002, we must furnish a report by our management on our internal controls over financial reporting with our annual report on Form 10-K for our fiscal year ending December 31, 2007. The report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting. Material weakness in internal controls over financial reporting is defined as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Our annual report on Form 10-K for our fiscal year ending December 31, 2008 will also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
General
     We own the following properties, all of which are located in north metropolitan Atlanta, Georgia. As of March 14, 2007, the properties are occupied or leased in the percentages shown:
  Multifamily
Addison Place, which includes a total of 403 residential units consisting of 118 townhomes and 285 garden apartments located in Johns Creek, a newly created municipality in North Fulton County. Addison Place has an aggregate physical occupancy rate of 86.1%.
  Retail/Office
1.	Grand Pavilion, a 62,323-square-foot retail center located in Johns Creek that is 58.8% occupied.

2.	Bassett Shopping Center, a 19,949-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 100% occupied.

3.	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 61.8% occupied.

4.	Addison Place Shops, a 39,205-square-foot retail center in lease-up located at the entrance to our Addison Place apartment community in Johns Creek. The Addison Place Shops are 34.4% occupied.

5.	Northridge Office Building, a 37,864-square-foot building that is in lease-up in Sandy Springs, Georgia. We occupy a portion of the third floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on the third floor with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), each of which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of Directors. We have also entered into a lease with an unrelated third party for a portion of the first floor. The building is 43.8% leased and 43.8% occupied.
  Land
     Properties under Development
1.	Northridge, a 220-unit apartment community to be located on a 10.9-acre site adjacent to our Northridge office building.

2.	Peachtree Parkway, a 292-unit apartment community to be located on a 23.6-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County.

3.	North Springs, a 9.8-acre tract of undeveloped land located on Peachtree Dunwoody Road in Atlanta that is zoned for 356 residential units, 210,000 square feet of office space, and 56,000 square feet of retail space.

4.	Sawmill Village, a 22.0-acre tract of undeveloped land in Cumming zoned for 154 residential units.

5.	Highway 20, a 38.2-acre tract of undeveloped land in Cumming, zoned for 210 residential units.

6.	A 0.8-acre undeveloped commercial site adjacent to our Addison Place Shops on which we intend to build a 5,000 square foot retail building for lease.
     Land Held for Investment
Westside, a 44.0-acre tract of undeveloped land located on Westside Parkway in Alpharetta, zoned for 326 residential units and a density of 500,000 square feet for a university education center. In addition, we own a right of first refusal to acquire an adjacent 7-acre parcel zoned for 105 residential units.
     We believe that the long-term demand for multifamily housing in Atlanta will continue to increase due to Atlanta’s growing population. During the past few years, however, historically low interest rates have made home ownership an attractive alternative to renting, which in turn has adversely affected our occupancy and rental rates. According to the Atlanta Regional Commission, which we refer to as the ARC, both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry and Rockdale counties.
     The following information is based on statistical estimates published by the ARC. The estimated population of the Atlanta Region increased by 14.5% from 3,429,400 persons in 2000 to 3,925,400 persons in 2006, making it one of the largest metropolitan areas in the country and the largest in the Southeast. Total housing units in the Atlanta Region increased by 276,015 units, or 20.7%, from 1,331,264 in 2000 to 1,607,279 in 2006. Multifamily homes in the Atlanta Region increased 13.8% from 416,682 units in 2000 to 474,269 units in 2006.
     The following tables summarize basic information about our operating properties.

     The following table provides information about our multifamily residential properties:

		Year	Number	Approximate	Average	December 2006		Occupancy
Residential		Completed	of	Rentable Area	Unit Size	Average Monthly Rental Rates		as of
Property	Location	or Acquired	Units	(Square Feet)	(Square Feet)	Per Unit	Per Sq. Ft.	12/31/06
Residential
Addison Place Townhomes (1)	Johns Creek	1999	118	200,194	1,697	1,233	0.73	89.0%
Addison Place Apartments (1)	Johns Creek	2001	285	403,312	1,415	1,119	0.79	88.8%

Total Residential (1)			403	603,506	1,498	1,152	0.77	88.9%

(1)	Addison Place was completed in two phases. Addison Place townhomes, the 118-unit first phase, was completed in October 1999, and Addison Place apartments, the 285-unit second phase, was completed in September 2001.
     Annual operating data at December 31, 2006 regarding Addison Place, our stabilized community that includes the Addison Place townhomes and the Addison Place apartments, is summarized in the following table. Except for those figures noted with an asterisk, the occupancy rates shown represent the average physical occupancy calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%. The figures noted with asterisks reflect the applicable data on December 31 of the specified year and are not annualized because the applicable phase was under construction and in its initial lease-up period during at least a portion of that year. During lease-up, units are leased as they are constructed and made ready for occupancy building by building, thus annualization of data is not possible during that period.

	Month							Average Effective Annual Rental Rates
	Completed							2002		2003		2004		2005		2006
	Initial	Physical Occupancy Rate						Per	Per	Per	Per	Per	Per	Per	Per	Per	Per
Community	Lease up	2002		2003	2004	2005	2006	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.
Addison Place Townhomes	5/00	74.7%		88.5%	94.0%	93.4%	92.8%	$1,275	$0.75	$1,195	$0.70	$1,157	$0.68	$1,207	$0.71	$1,253	$0.74
Addison Place Apartments	9/02	65.8	%*	90.3%	94.2%	94.2%	91.4%	$1.044 *	$0.74 *	$1,007	$0.71	$994	$0.70	$1,032	$0.73	$1,085	$0.77
Total Addison Place	N/A	N/A		89.8%	94.2%	94.0%	91.8%	N/A	N/A	$1,061	$0.71	$1,041	$0.69	$1,083	$0.72	$1,134	$0.76

The following table provides information about our retail and office properties.

Retail or				Approximate	Average	Occupancy
Office		Year	Year	Rentable Area	Base Rent per	as of
Property	Location	Completed	Acquired	(Square Feet)	Square Foot	12/31/06
Retail
Grand Pavilion	Johns Creek	1999	2005	62,323	$17.49	60.7%
Bassett Center	Gwinnett County	1999	2005	19,949	24.25	100.0%
Spectrum Center	Gwinnett County	2002	2005	30,050	25.68	57.7%
Addison Place Shops (1)	Johns Creek	2005	2001	39,205	20.98	20.8%

Total Retail				151,527	$20.68	55.0%

Northridge Office Building (2)	Atlanta	2004	2001	37,864	$16.00	44.1%

(1)	The Addison Place Shops retail center was completed in May 2005 and is in its lease-up phase.

(2)	The Northridge office building is still in its lease-up phase. A total of 6,557 square feet of the occupied space is allocated to Roberts Realty Investors, Inc.
The following table provides information about the scheduled expirations of leases in our retail and office properties:

		Expiring	% of Total
	Number of	Approximate	Approximate	Expiring	% of Total
	Expiring	Rentable Area	Rentable Area	Annualized	Annualized
Year	Leases (1)	(Square Feet)	(Square Feet)	Base Rent	Base Rent
2007	10	26,514	24.9%	$586,910	26.7%
2008	6	10,550	9.9%	199,401	9.1%
2009	7	15,440	14.5%	331,748	15.1%
2010	6	16,527	15.5%	266,564	12.1%
2011	4	9,035	8.5%	203,780	9.3%
2012 and later	6	28,354	26.7%	610,719	27.7%

Total	39	106,420	100.0%	$2,199,122	100.0%

(1)	Lease expiration table does not include option periods.

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
Fulton County
     Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units and land area. Eight of our 13 properties are located in North Fulton County (consisting of the North Fulton, Roswell and Sandy Springs superdistricts). North Fulton’s population was 291,829 at the end of 2000 and grew to 311,121 by 2006.
  Alpharetta / Johns Creek
     Via the Georgia 400 limited access highway, the Alpharetta / Johns Creek area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences, including major regional malls such as North Point Mall and Perimeter Mall. Within this corridor is a large base of residential, commercial and office developments. The success of Alpharetta’s North Point Mall accelerated the already high rate of residential development, which caters to the upscale consumer. Alpharetta is also about to break ground on a revitalization project for the downtown district. The revitalization project looks to attract many consumers with boutique shops as an additional shopping destination point other than North Point Mall. North Fulton’s neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters.
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
     We believe the Addison Place multifamily submarket includes the area within an approximately four-mile radius around this community. It is generally bounded by the Chattahoochee River to the east, Old Alabama Road to the south, Georgia 400 to the west and Windward Parkway to the north, and it currently consists of approximately 12 communities, including Addison Place. We believe that Addison Place draws residents from all of the approximately 11 other communities located in the market area, which compete closely with Addison Place.
     As of December 31, 2006, Addison Place was 88.9% occupied, and its monthly rental rates ranged from $855 to $1,975 per month, with an average monthly rental of $1,152 per unit and $0.77 per square foot.
     Addison Place Shops. Located across the street from Addison Place apartments and townhomes, the Addison Place Shops retail center provides our residents with a convenient place to shop. Completed in 2005, the center is in its lease-up phase, with five tenants open for business as of December 31, 2006, and one other tenant with an executed lease. Of the 39,205 total square feet, 13,495 square feet is either occupied or leased. When fully leased, the Addison Place Shops will include a full compliment of amenities for Addison Place residents. The building is an upscale design to attract Alpharetta and Johns Creek’s affluent residents. We also own a 1.0-acre undeveloped commercial site adjacent to the Addison Place Shops that we intend to develop.
     Grand Pavilion. Grand Pavilion is a 62,323 square foot retail center located at the intersection of Kimball Bridge Road and State Bridge Road. Built in 1999, the property was 60.7% leased as of December 31, 2006. We acquired Grand Pavilion in September 2005 with proceeds from the Ballantyne Place sale. Our largest tenants are Results Realty Services, a real estate agency office, and Carter Barnes, an upscale hair salon.
     Westside. Our 44.0-acre Westside property is located between Haynes Bridge Road and Mansell Road within a 220-acre master planned development known as Westside, a new upscale mixed-use development that includes condominiums, office space, retail, university education and retirement housing, as well as Encore Park for the Arts, a 27-acre arts complex including a performing arts center and a 12,000-seat amphitheater. The Encore Park Amphitheater will be the heart of a major complex for the performing and visual arts. The first phase is expected to open in 2008. Six of the project’s 20 parcels zoned for development have either already been completed or are currently under construction. We own three of these parcels. Our land is zoned for 326 residential units and 500,000 square feet for a            university education center. We also have a right of first refusal to purchase an adjacent 7.0-acre parcel zoned for 105 residential units. One of our parcels, Parcel T (14.5 acres), is restricted from development for five years to give the Metropolitan Atlanta Transit Authority (MARTA) the opportunity to determine if it wants to buy the land and develop a rail station. Because the existing MARTA rail lines are located on the east side of Georgia 400 and our property is located on the west side of Georgia 400, we believe that MARTA will not want to purchase the land and that we will be able to develop the land consistent with the current zoning. The MARTA restriction expires on the earlier to occur of MARTA’s decision to forgo acquiring the property or December 31, 2010. Because of the restriction, we are holding the Westside land as an investment for future development.
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
     North Springs. Our North Springs property (formerly known as the Peachtree Dunwoody property) is a 9.84-acre site zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. The property is located on Peachtree Dunwoody Road across the street from MARTA’s North Springs rail station in the affluent Perimeter Center submarket of Atlanta. We have secured our land disturbance permit and graded the land. We have retained Roberts Properties to develop the apartment and condominium portions of the project. We have retained Roberts Construction for construction of the project apartment and condominium portions of the project. We will likely enter into a joint-venture arrangement to develop the office and retail space. We have not yet determined the total cost of the project, but we estimate the cost of the condominiums and apartments to be approximately $71 million. We have not yet determined how we will finance the construction of the project.
     Northridge Office Building. Situated on four acres on Northridge Road in a heavily wooded, park-like setting, our three-story, 37,864 square foot office building serves as our corporate headquarters. We occupy 6,827 square feet on the third floor and lease 6,300 square feet to Roberts Properties and Roberts Construction. We have one tenant occupying a portion of the first floor. As of December 31, 2006, the property was 43.8% occupied.
     Northridge Apartment Community. Our Northridge apartment community will be located on a 10.9-acre site adjacent to our Northridge office building and our former Highland Park community. We intend to construct a 220-unit upscale apartment community consisting of one and two-bedroom apartments with covered parking for residents. We expect to start construction by the end of 2007, with an estimated cost of approximately $33 million. We have not yet determined how we will finance the construction of the project.
Gwinnett County
     From 2000 to 2006, Gwinnett County’s population increased 22.3% to 719,600 people. Gwinnett’s strong transportation networks, excellent public education system and affordable home prices contribute to the county’s growth and employment base of 402,313 jobs.
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
     Peachtree Parkway. Our 23.5-acre Peachtree Parkway property is zoned for 292 apartment units. The property is located on Peachtree Parkway at the intersection of Peachtree Corners Circle and across the street from the upscale Forum Shopping Center. We intend to begin construction of the property in mid-2007, and have already entered into various contracts for design and engineering services. We estimate the cost to be approximately $58 million. We have not yet determined how we will finance the construction of the project.
  Mall of Georgia Area
     The Mall of Georgia is the largest mall in the Southeast at 2.2 million square feet, and is located in Buford, Georgia, approximately 30 miles northeast of Atlanta. The Mall anchors a major retail area containing more than 3.0 million square feet of retail space. The Mall opened in 1999.
     Bassett Shopping Center. Our Bassett Shopping Center is a 19,949 square foot retail center located across the ring road from the Mall of Georgia. The property is anchored by Bassett Furniture Direct and is 100% leased as of December 31, 2006.

     Spectrum Shopping Center. Our two-level Spectrum Shopping Center is a 30,050 square foot retail center located across Highway 20 from the Mall of Georgia. As of December 31, 2006, the property was 61.8% leased. Our largest tenant is Shenanigan’s Hair Studio, a 3,790 square foot hair care facility.
Forsyth County/Cumming
     The city of Cumming is one of the most rapidly growing cities in the country, located approximately 30 miles north of Atlanta near Georgia 400. Although Forsyth County is not included in the 10-county region covered by the ARC, it is one of the most rapidly growing counties in the area. Between 2000 and 2006, the population increased from 98,407 to 140,393, an increase of 42.7%. Cumming is north of Alpharetta and is poised to realize the continued northward growth along Georgia 400.
     Sawmill. Our Sawmill property is a 22.0-acre parcel of undeveloped land that is zoned for 154 residential units. The land is located near the intersection of Georgia Highway 9 and Old Atlanta Road in the City of Cumming. At 154 units, the community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities in North Fulton County that we previously developed, constructed, leased-up and sold for a substantial return. We estimate the cost of construction to be approximately $19 million. We have not yet determined how we will finance the construction of the project.
     Highway 20. Our Highway 20 property is a 38.2-acre parcel of undeveloped land that is zoned for 210 residential units. The land is located on Georgia Highway 20 at the intersection of Elm Street, just north of the City of Cumming’s town square. We estimate the cost of construction to be approximately $25 million. We have not yet determined how we will finance the construction of the project.
Summary of Debt Secured by Our Properties
     See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) the principal balance at December 31, 2006, (b) the principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, (e) amortization schedule, and (f) monthly principal and interest payment.
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

ITEM 3. LEGAL PROCEEDINGS.
     None of Roberts Realty, the operating partnership, or our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our common stock trades on the American Stock Exchange, or AMEX, under the symbol “RPI.” The following table sets forth the quarterly high and low closing sales prices per share reported on the AMEX during 2006 and 2005, as well as the quarterly dividends declared per share:

				Dividends
	Quarter Ended	High	Low	Declared
2006	First Quarter	$8.09	$7.65	None
	Second Quarter	8.10	7.60	None
	Third Quarter	8.10	7.75	None
	Fourth Quarter	8.10	7.55	None

2005	First Quarter	$8.62	$7.60	None
	Second Quarter	8.48	7.14	None
	Third Quarter	8.97	7.58	None
	Fourth Quarter	7.92	7.42	None
     On March 14, 2007, there were approximately 258 holders of record of our common stock.
     As of March 14, 2007, we had 5,807,141 shares outstanding. In addition, 1,794,927 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Description of Business – The Operating Partnership. There is no established public trading market for the units. As of March 14, 2007, the operating partnership had 143 unitholders of record.
     We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of our board of directors and will be equal in amount for each unit and share.
     We have not paid regular quarterly dividends since the third quarter of 2001. While we have in the past paid distributions from the net proceeds of property sales, we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. In addition, the net proceeds from any property sales we might pursue during 2007 will be used either (a) to fund our ongoing development and construction program, or (b) to acquire other properties using a Section 1031 tax-deferred exchange. We will make distributions to shareholders (and unitholders) only if necessary to maintain our status as a REIT for federal income tax purposes. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet IRS distribution requirements.
     We did not repurchase any of our shares in the fourth quarter of 2006. In 2006, we did not sell any shares of stock that were not registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.
     We have sold eight apartment communities since 2002, including a 188-unit apartment community on August 6, 2003, five apartment communities totaling 1,091 units on June 2, 2004, a 200-unit apartment community on July 29, 2004 and a 319-unit apartment community on May 31, 2005. Our financial results before 2006 reflect the operations of these properties before we sold them, and the corresponding gains on the sale, as income (loss) from discontinued operations.
OPERATING DATA:
(Dollars in Thousands, Except Per Share Amounts)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
OPERATING DATA:
REVENUES:
Rental operations	$7,276	$5,485	$4,774	$4,607	$3,733
Other operating income	781	394	288	282	208

Total revenues	8,057	5,879	5,062	4,889	3,941

EXPENSES:
Personnel	608	586	508	470	474
Utilities	455	394	324	257	301
Repairs, maintenance, and landscaping	571	442	370	312	261
Real estate taxes	1,121	656	445	403	351
Marketing, insurance and other	422	364	286	261	229
General and administrative expense	1,730	1,561	1,708	2,072	2,155
Bad debt expense	188	0	0	0	0
Write off of fair value/market value of leases	389	0	0	0	0
Depreciation and amortization	2,992	2,116	1,695	1,795	2,029
Interest income	(96)	(265)	(294)	(77)	(39)
Interest expense	4,587	3,118	2,479	2,003	1,775
Legal settlement	28	150	(340)	0	0
Amortization of deferred financing costs	161	160	101	149	163

Total expenses	13,156	9,282	7,282	7,645	7,699

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND GAINS ON SALE OF REAL ESTATE ASSETS	(5,099)	(3,403)	(2,220)	(2,756)	(3,758)
MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,241	865	596	783	1,184

LOSS FROM CONTINUING OPERATIONS BEFORE GAINS ON SALE OF REAL ESTATE ASSETS	(3,858)	(2,538)	(1,624)	(1,973)	(2,574)
GAINS ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders in the operating partnership	—	—	102	77	941

LOSS FROM CONTINUING OPERATIONS	(3,858)	(2,538)	(1,522)	(1,896)	(1,633)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership	—	3,794	38,508	4,586	(883)

Net income (loss)	$(3,858)	$1,256	$36,986	$2,690	$(2,516)

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Loss from continuing operations	$(0.67)	$(0.46)	$(0.29)	$(0.37)	$(0.33)
Income (loss) from discontinued operations	—	0.69	7.30	0.89	(0.18)

Net income (loss)	$(0.67)	$0.23	$7.01	$0.52	$(0.51)

Dividends declared	$0.00	$0.00	$4.50	$0.55	$0.00

	December 31,
BALANCE SHEET DATA
Real estate assets, before accumulated depreciation	$81,473	$80,365	$80,649	$42,175	$42,495
Real estate assets, net of accumulated depreciation	68,629	70,107	71,492	35,600	37,658
Total assets	131,767	127,149	129,229	177,739	179,007
Total debt	76,550	66,925	72,942	57,917	53,363
Minority interest of unitholders in the operating partnership	12,863	14,459	14,368	9,214	9,361
Shareholders’ equity	41,298	44,794	39,849	24,049	22,479
Footnotes are on the following page.

	December 31,
	2006	2005	2004	2003	2002
OTHER DATA:
Cash flow provided by (used in):
Operating activities of continuing operations	$(1,326)	$(746)	$(1,493)	$(1,263)	$(1,712)
Operating activities of discontinued operations	–	355	(537)	3,234	4,481
Investing activities	(5,196)	(21,350)	117,722	5,191	(16,221)
Financing activities	9,511	(3,892)	(97,223)	(4,121)	16,377
Net increase (decrease) in cash and cash equivalents	2,989	(25,633)	18,469	3,041	2,925
Cash and cash equivalents, beginning of year	1,419	27,052	8,583	5,542	2,617
Cash and cash equivalents, end of year	4,408	1,419	27,052	8,583	5,542

Weighted average common shares outstanding – basic	5,732,274	5,522,630	5,280,064	5,171,748	4,943,280
Weighted average common shares outstanding – diluted (effect of operating partnership units)	7,576,618	7,406,066	7,220,658	7,223,727	7,220,593

Total stabilized communities (at end of year)	2	2	2	7	5
Total stabilized apartments (at end of year)	403	403	403	1,632	1,029
Average physical occupancy (stabilized communities) (1)	91.8%	94.0%	94.2%	86.2%	93.3%

Total stabilized retail properties (at end of year)	3	3	–	–	–
Total stabilized retail square footage (at end of year)	112,322	112,322	–	–	–
Average physical occupancy (stabilized retail properties)	93.0%	89.1%	–	–	–

(1)	Represents the average physical occupancy of the stabilized communities calculated by dividing the total number of vacant days by the total possible number of vacant days for each period and subtracting the resulting number from 100%.
(Amounts have been restated, as appropriate, to give effect to discontinued operations.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
     We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of March 14, 2007, Roberts Realty owns a 76.4% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure.
Recent Developments
  Purchase of Land Adjacent to Grand Pavilion Retail Center
     On October 3, 2006, we purchased 1.34 acres of land adjacent to our Grand Pavilion Retail Center, located in Johns Creek, Fulton County, for $850,000 plus closing costs of $26,006.
  Listing of Bassett Shopping Center for Sale
     On September 29, 2006, we entered into a listing agreement with an independent real estate brokerage firm for the sale of our 19,949 square foot Bassett retail center, which we acquired on September 30, 2005. On December 27, 2006, we terminated our listing agreement effective December 31, 2006. Although we presently intend to market the Bassett retail center for sale at some point during 2007, we have determined that the property does not meet the criteria outlined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be classified as held for sale. Therefore, we classified the net real estate assets and liabilities of our Bassett retail center as operating real estate assets and liabilities at December 31, 2006.
  Peachtree Parkway loan closing and acquisition
     On December 6, 2006, the operating partnership closed an $8,175,000 land loan with Wachovia Bank, and Roberts Realty guaranteed the operating partnership’s obligations under the loan documents. The loan matures on December 6, 2007 and interest is payable in consecutive monthly payments of accrued interest only, until maturity. The interest rate on the loan is the one-month LIBOR rate plus 175 basis points, and the loan may be prepaid at any time, in whole or in part, without penalty or premium. At December 31, 2006, the outstanding balance on the loan was $8,175,000 and the interest rate was 7.07%. The proceeds of the loan were or will be used as follows:
•	We used $2,284,043, plus closing costs of $22,108, to acquire the remaining 18% undivided interest in Peachtree Parkway from an unaffiliated third party. In addition, we paid the $146,000 balance owed by the seller to Roberts Properties for the seller’s portion of the total $811,111 amount incurred under the design and development agreement with Roberts Properties through the date of closing. The property remains as collateral for the Wachovia loan.

•	We used $1,350,858 was used to pay off the balance on our line of credit.

•	We will use the remainder for working capital and general corporate purposes, including funding part of our development and construction program.

  Adoption of Segment Reporting
     As a result of a comment letter we received from the staff of the SEC and related discussions and correspondence, we are including separate reportable segments for (a) our multifamily residential properties, (b) our retail and office properties, (c) our undeveloped land, including land held for investment, and (d) our corporate segment. Please see Note 8, “Segment Reporting,” in the audited consolidated financial statements included in this annual report for more information. On January 31, 2007, we filed with the SEC amendments to our quarterly reports for the first and second quarters of 2006 to adopt segment reporting for those periods.
Trends
     We have six properties that are currently under development, and we estimate the total cost of the six projects, including contractor fees payable to Roberts Construction, to be approximately $206 million, although the exact amount could be materially different. We made good progress on our design and development work during 2006, and we expect to begin construction on the first of our five new multifamily communities by mid-2007. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction.
     Since our inception in 1994, we have focused primarily on the development, construction and ownership of multifamily residential communities, including land held for subsequent development. In 2005, we diversified our real estate activities by acquiring three neighborhood retail centers. We are currently experiencing negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, from which we made a distribution to shareholders and unitholders of $4.50 per share/unit totaling $32.5 million and reinvested a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe the combination of improving occupancy at our Addison Place apartments and townhomes, the financial performance of the three retail centers we acquired in late 2005, and the continued lease-up of our Addison Place Shops retail center and Northridge office building will substantially reduce, but not eliminate, our current negative cash flow as we pursue our development and construction plan. In addition, we have: approximately $4,000,000 in cash and cash equivalents; $2,500,000 available on our line of credit; and 20.7 acres of unencumbered land that we acquired for $21,093,000 (including closing costs), which we can use as collateral for land loans.
     We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. We will make distributions only to the extent required to maintain our status as a REIT for federal income tax purposes.
Results of Operations
     The comparisons below do not include the results of our discontinued operations that are reflected as income from discontinued operations in the accompanying consolidated statements of operations.
  Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005
     Loss from continuing operations (net of the minority interest of the unitholders in the operating partnership) increased $1,320,000 from $2,538,000 for the year ended December 31, 2005 to $3,858,000 for the year ended December 31, 2006. We explain below the major variances between the year ended December 31, 2006 and the year ended December 31, 2005.

     Total operating revenues increased $2,178,000 or 37.0% from $5,879,000 for the year ended December 31, 2005 to $8,057,000 for the year ended December 31, 2006. The increase in operating revenues was due primarily to: (a) a $1,938,000 increase for a full year of revenue in 2006 from the three acquired retail centers, compared to only three months of revenue in 2005; (b) a $265,000 increase from an increase in occupancy at Addison Place Shops and the Northridge Office Building; and partially offset by (c) a $9,000 decrease in revenues from the Addison Place apartments and townhomes.
     Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, increased $735,000 or 30.1% from $2,442,000 for the year ended December 31, 2005 to $3,177,000 for the year ended December 31, 2006. The increase was due primarily to: (a) a $398,000 increase for a full year of operating expense in 2006 from the three acquired retail centers, compared to only three months of operating expenses in 2005; (b) an increase of $131,000 in the Land segment from increased tax expense due to an increase of approximately 84.5 acres through acquisitions in 2005 and 2006; and (c) an increase of $140,000 in operating expenses at the Addison Place apartments and townhomes.
     General and administrative expenses increased $169,000 or 10.8% from $1,561,000 for the year ended December 31, 2005 to $1,730,000 for the year ended December 31, 2006. The increase was due primarily to: (a) an increase in general and administrative expenses in the Corporate segment of 6.2% or $96,000 due primarily to an increase in salaries and accounting fees and partially offset by a decrease in legal, travel, and uniform expense in 2006 compared to 2005; (b) an increase of $63,000 in the Retail/Office segment due primarily to legal expense; and (c) an increase of $31,000 in general and administrative expenses due primarily to legal expense at the Addison Place apartments and townhomes.
     Bad debt expense increased $188,000 during 2006; we had no bad debt expense during 2005. This increase was due primarily to: (a) an increase of $168,000 in bad debt expense at the retail centers; and (b) an increase of $20,000 in bad debt expense in the corporate segment.
     The write-off of the above or below market value and fair value of leases increased $389,000 in 2006 from $0 write-off in 2005. This increase was due to the write-off in 2006 of the unamortized balance of the leases of retail tenants whose leases were either terminated or not renewed during 2006.
     Depreciation expense increased $876,000 or 41.4% from $2,116,000 for the year ended December 31, 2005 to $2,992,000 for the year ended December 31, 2006. The increase was due primarily to: (a) an increase of $728,000 in depreciation expense of the three acquired retail centers from a full year of depreciation in 2006, compared to three months in 2005; (b) an increase of $181,000 in depreciation expense of the three acquired retail centers from a full year of depreciation in 2006, compared to three months in 2005; partially offset by a decrease of $124,000 in depreciation expense for the Addison Place apartments and townhomes for furniture, fixtures, and equipment that was fully depreciated at December 31, 2005.
     Interest income decreased $169,000 or 63.8% from $265,000 for the year ended December 31, 2005 to $96,000 for the year ended December 31, 2006. The decrease was due to a decrease in the available cash balance during 2006 compared to 2005.
     Interest expense increased $1,469,000 or 47.1% from $3,118,000 for the year ended December 31, 2005 to $4,587,000 for the year ended December 31, 2006. The increase was due primarily to: (a) an increase of $1,009,000 in interest expense for the three acquired retail centers due to a full year of interest expense in 2006 compared to three months in 2005; (b) an increase of $710,000 in the Land segment due primarily to the closing of the Sawmill, Westside, and Cumming land loans between June 30, 2005 and

January 31, 2006; partially offset by a decrease of $248,000 of interest expense at the Addison Place apartments and townhomes due primarily to the refinancing of the apartments’ loan to a lower interest rate of 6.35% from 8.62%.
     Legal settlement in the year ended December 31, 2005 included $150,000 we paid to settle a threatened legal claim for damages suffered as a result of terminating an early rate lock agreement for permanent loan financing at our Ballantyne Place apartment community. In the year ended December 31, 2006, we paid $28,000 to settle a dispute with a subcontractor for services performed for the Ballantyne Place apartment community.
     Amortization of deferred financing costs was essentially unchanged from the year ended December 31, 2005 to December 31, 2006 with an increase in expense of $1,000.
   Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
     Net loss from continuing operations increased $1,016,000 from $1,522,000 for the year ended December 31, 2004 to $2,538,000 for the year ended December 31, 2005. We explain the major variances between the year ended December 31, 2004 and the year ended December 31, 2005 below.
     Total operating revenues increased $817,000 or 16.1% from $5,062,000 for the year ended December 31, 2004 to $5,879,000 for the year ended December 31, 2005. The increase in operating revenues was due primarily to the Retail/Office segment’s properties that we acquired in 2005, with no corresponding income in 2004.
     Operating expenses excluding general and administrative and depreciation expenses increased $509,000 or 26.3% from $1,933,000 for the year ended December 31, 2004 to $2,442,000 for the year ended December 31, 2005. The increase in these operating expenses was due primarily to the operation of the new retail centers, the Addison Place Shops, and the Northridge Office Building, none of which was operational for the entire year in 2004.
     General and administrative expenses decreased $147,000 or 8.6% from $1,708,000 for the year ended December 31, 2004 to $1,561,000 for the year ended December 31, 2005. This decrease was due primarily to the decrease in the level of staffing at our Corporate office due to the decrease in the number of properties in our Multifamily segment.
     Depreciation expense increased $421,000 or 24.8% from $1,695,000 for the year ended December 31, 2004 to $2,116,000 for the year ended December 31, 2005. The increase was due primarily to the Retail/Office segment’s increase from the three retail properties we acquired as well as Addison Place Shops and the Northridge Office Building.
     Interest income decreased $29,000 or 9.9% from $294,000 for the year ended December 31, 2004 to $265,000 for the year ended December 31, 2005. The increase was due primarily to a slight reduction in the amount of cash we placed in interest-bearing accounts.
     Interest expense increased $639,000 or 25.8% from $2,479,000 for the year ended December 31, 2004 to $3,118,000 for the year ended December 31, 2005. The increase was due primarily to the newly acquired retail centers and our incurring expense for the interest associated with the office building and Addison Place Shops from the retail/office segment. The land segment interest expense increased due to land purchased in 2004 and 2005.

     Legal settlement in the year ended December 31, 2005 included $150,000 we paid to settle a threatened legal claim for damages suffered as a result of termination of an early rate lock on our Ballantyne Place refinancing.
     Amortization of deferred financing costs increased $59,000 or 58.4% from $101,000 for the year ended December 31, 2004 to $160,000 for the year ended December 31, 2005. The increase was due primarily to the increase in financing costs from the purchases of land and retail centers in 2004 and 2005.
     Gain on sale of assets in the year ended December 31, 2004 reflects the sale of a 1.2-acre parcel of land adjacent to our Addison Place Community for $895,000, resulting in a gain of $102,000, net of minority interest of $37,000.
Liquidity and Capital Resources
     Historically, a primary source of our liquidity has been, and continues to be, cash flow from operations. Our operating cash flows have been determined by the number of apartment homes, rental rates, and operating expenses, as well as the strength or weakness of the overall apartment market. As we expected, the sale of seven apartment communities during 2004 and 2005, and subsequent distributions of $32.5 million to our shareholders, resulted in a decrease in operating revenues to a level that is less than operating expenses. We invested the proceeds from the St. Andrews at the Polo Club sale and the Ballantyne Place sale in 133 acres of undeveloped land and three retail centers totaling 112,322 square feet. The undeveloped land will not generate operating cash flow until the land is developed, constructed and leased, or it is sold. Although the retail centers we acquired in late 2005 are now generating cash flow, they had a minimal effect on our operating cash flow for the year ended December 31, 2006.
  Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005
     Cash and cash equivalents increased $2,989,000 during the year ended December 31, 2006 compared to a decrease of $25,633,000 during the year ended December 31, 2005. The change was due to a decrease in cash used in investing activities of $16,154,000, and an increase in cash provided by financing activities of $13,403,000, offset by an increase in cash used in operating activities of $935,000, as described in more detail below.
     Net cash used in operating activities increased $935,000 from $391,000 of cash used during the year ended December 31, 2005 to $1,326,000 of cash used during the year ended December 31, 2006. The increase was due primarily to: (a) the increase in interest paid of $672,000 from loans assumed or used to acquire property during 2005 and 2006; and (b) the increase in general and administrative expenses of $169,000.
     Net cash used in investing activities decreased $16,154,000 from $21,350,000 of cash used during the year ended December 31, 2005 to $5,196,000 of cash used during the year ended December 31, 2006. This decrease is due primarily to the acquisition and construction of $57,735,000 in real estate assets in 2005 compared to $5,478,000 in 2006, partially offset by the sale of one community in 2005 for $36,693,000.
     Net cash provided by financing activities increased $13,403,000 from $3,892,000 of cash used during the year ended December 31, 2005 to $9,511,000 of cash provided by financing activities during the year ended December 31, 2006. The increase was due primarily to the following:
•	a property sale in 2005, which resulted in net reductions of debt of $22,217,000;

•	a $21,034,000 repayment of our Addison Place apartments loan in 2005; and

•	a net decrease in repayment of land loans payable of $20,413,000.
     partially offset by:
•	$36,036,000 in proceeds from mortgage notes payable in 2005, $15,002 of which was used to finance our retail acquisitions in September and October 2005 and $21,034 of which was used to payoff our Addison Place apartments loan in April 2005;

•	$2,901,000 in proceeds from the sale of stock in June 2005; and

•	a net decrease in proceeds from land loans of $8,513,000.
  Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
     Cash and cash equivalents decreased $25,633,000 during the year ended December 31, 2005 compared to an increase of $18,469,000 during the year ended December 31, 2004. The change was due to a decrease in cash provided by investing activities of $139,072,000, offset by a decrease in cash used in financing activities of $93,331,000 and a decrease in cash used in operating activities of $1,639,000, as described in more detail below.
     Net cash used in operating activities decreased $1,639,000 from using $2,030,000 of cash during the year ended December 31, 2004 to using $391,000 of cash during the year ended December 31, 2005. The decrease was due primarily to the property sales during 2004 and 2005, partially offset by the retail acquisitions in 2005.
     Net cash provided by investing activities decreased $139,072,000 from providing $117,722,000 during the year ended December 31, 2004 to using $21,350,000 during the year ended December 31, 2005. This decrease is attributable primarily to the difference between net cash proceeds from the sales of six residential communities in 2004 compared to the sale of one community in 2005. In addition, we acquired $57,735,000 in real estate assets in the year ended December 31, 2005 compared to $24,592,000 in the year ended December 31, 2004.
     Net cash used in financing activities decreased $93,331,000 from using $97,223,000 during the year ended December 31, 2004 to using $3,892,000 during the year ended December 31, 2005. The increase was due primarily to the following:
•	property sales in 2004 and 2005, which resulted in net reductions of debt of $73,521,000 in 2004 and $22,217,000 in 2005;

•	$36,036,000 in proceeds from mortgage notes payable, $15,002,000 of which was used to finance our retail acquisitions in September and October 2005 and $21,034,000 of which was used to pay off our Addison Place apartments loan in April 2005;

•	a net increase in land loan proceeds of $11,303,000 used to fund five land acquisitions in 2004 and 2005;

•	$2,901,000 in proceeds from the sale of stock in June 2005; and

•	a payment of $32,509,000 in a special distribution during June 2004 with no corresponding distributions in 2005;
     partially offset by:
•	a net increase in repayment of land loans of $17,413,000; and

•	a $21,034,000 repayment of our Addison Place apartments loan.

     On June 18, 2004, we paid a special distribution of $4.50 per share to shareholders and $4.50 per unit to unitholders of record on June 14, 2004. We used the significant profits generated by the sale of five apartment communities to Colonial Properties Trust to fund this distribution.
     As stated above, we are currently generating negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, while making distributions to our shareholders and unitholders totaling $32.5 million and reinvesting a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe the combination of improving occupancy at our Addison Place apartments and townhomes and at the three retail centers we acquired in September and October of 2005, along with the continued lease-up of our Addison Place Shops retail center and Northridge office building, will begin to substantially reduce our negative cash flow from operations as we pursue our development and construction plan. We will not see a significant increase in positive cash flow until we substantially complete the construction and lease-up of the first of our five new apartment communities, which we expect to occur in 2008. This assumes we are able to raise the debt and equity necessary to fund the costs of construction. We have several options available to us for raising this debt and equity including construction financing, joint ventures, equity offerings and asset sales. We can give no assurance that we will be able to raise the debt and equity sufficient to meet our financial needs or on terms acceptable to us.
     To cover our negative operating cash flow, we can use our unsecured line of credit and, if necessary, we can borrow against our unencumbered land. As of December 31, 2006, we currently have $2,500,000 available on this line. We believe that this availability will be sufficient to cover approximately ten months of negative cash from operations. In addition, we have two unencumbered parcels of land totaling 20.7 acres (North Springs and Northridge), which we acquired for $21,093,000 (including closing costs), that are available to be used as collateral for land loans.
  Debt Summary
     The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at December 31, 2006 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and we make the required principal payments prior to maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of December 31, 2006

								December 31,
			Interest	Maturity	Balance at	Monthly		2006
	Lender	Interest Terms	Rate (1)	Date	Maturity	Payment		Balance
Insurance Premium Loan	AICCO, Inc.	Fixed-rate permanent	6.25%	06/01/07	—	$22,233		$109,000

Revolving $2,500,000 Line		LIBOR plus 175
of Credit (2) (3)	Compass Bank	basis points (b.p.)	7.07%	08/01/07	—	Interest only		—

Northridge Office Building (3)	Bank of North Georgia	LIBOR plus 200 b.p.	7.32%	09/10/07	$3,760,000	$13,333	(4)	3,846,000

Addison Place Shops (5)	Compass Bank	LIBOR plus 185 b.p.	7.17%	10/30/07	6,500,000	Interest only		6,363,000

Peachtree Parkway Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	7.07%	12/06/07	8,175,000	Interest only		8,175,000

Highway 20 Land Loan (6)	Wachovia Bank	LIBOR plus 175 b.p.	7.07%	01/31/08	4,077,000	Interest only		4,077,000

Westside Land Loan (3)	Compass Bank	LIBOR plus 175 b.p.	7.07%	08/27/08	6,480,000	Interest only		6,480,000

Sawmill Village Land Loan (3)	Bank of North Georgia	LIBOR plus 175 b.p.	7.07%	08/29/08	3,335,000	Interest only		3,335,000

Addison Place Townhomes (7)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	$62,885		8,788,000

Grand Pavilion Shopping Center (8)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	$40,565		6,855,000

Spectrum Shopping Center (8)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	$31,273		5,217,000

Addison Place Apartments (9)	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	$130,669		20,628,000

Bassett Shopping Center (8)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	$21,853		2,677,000

Totals					$71,198,000			$76,550,000

(Footnotes are on following page.)

(1)	The interest rate shown for variable-rate debt is as of December 31, 2006.

(2)	On August 1, 2006, this line of credit was increased to $2.5 million, and the maturity date was extended to August 1, 2007.

(3)	Each of these loans has an interest rate floor of 3.75%.

(4)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(5)	This loan has an interest rate floor of 3.50%.

(6)	On January 26, 2007, we extended the maturity date of the loan from January 31, 2007 to January 31, 2008.

(7)	We may prepay the loan secured by the Addison Place townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

(8)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves. Prepayment of the loan is not an option.

(9)	We may prepay the loan secured by the Addison Place apartments upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid or (b) the product obtained by multiplying: (1) the amount of principal being prepaid or accelerated, by (2) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by (3) the Present Value Factor. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

  Debt Maturities
     Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of December 31, 2006

	Principal
Year	Payments	Properties with Balloon Payments
2007	$23,187,000	Northridge Office, Addison Place Shops, Peachtree Parkway land, Highway 20 land
2008	10,466,000	Westside land, Sawmill Village land
2009	9,011,000	Addison Place townhomes
2010	564,000
2011	599,000
Thereafter	32,723,000	Addison Place apartments; Grand Pavilion, Spectrum, and Bassett retail centers

Total	$76,550,000

  Short-Term Debt
     The following describes our short-term debt, listed in order of maturity.
     Insurance Premium Loan. On September 12, 2006, we entered into a financing agreement with A.I. Credit Companies (AICCO) to finance our insurance premiums for the term covering August 1, 2006 through July 31, 2007. We borrowed a total of $221,000 and are required to make monthly payments of $22,000 until the loan matures on June 1, 2007. Interest accrues on the note at the rate 6.25% per annum. The amount remaining on this loan as of December 31, 2006 is $109,000.
     Unsecured Line of Credit. We have a $2,500,000 unsecured line of credit, which matures August 1, 2007, to provide funds for short-term working capital purposes. At December 31, 2006, we had no outstanding balance on our line of credit. We intend to renew the line of credit, although there is no assurance that the bank will offer a renewal or, if the renewal is offered, that it will be on favorable terms.
     Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan to May 28, 2005 and reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, we extended the maturity date of the loan to May 28, 2006, and reduced the amount of the loan to $4,000,000. On March 10, 2006, we extended the maturity date of the loan from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,760,000 plus accrued interest. Although we expect to extend or refinance this debt at or before its September 10, 2007 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.

     Addison Place Shops. On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements and monthly payments are interest only at the 30-day LIBOR rate plus 185 basis points. On March 9, 2006, we extended the maturity date of the loan from April 30, 2006 to October 30, 2007 with all other terms and conditions remaining the same. At December 31, 2006, the outstanding balance on the loan was $6,364,000. Although we expect to extend or refinance this debt at or before its October 30, 2007 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
     Peachtree Parkway Land Loan. On December 6, 2006, we obtained an $8,175,000 loan from Wachovia Bank, National Association for the following purposes:
•	we used $2,284,043, plus closing costs of $22,108, to acquire from an unrelated seller the remaining 18% undivided interest in the Peachtree Parkway land ;

•	we used $1,350,858 to pay off the existing balance on our unsecured line of credit; and

•	we used or will use the remainder for working capital and general corporate purposes, including funding part of our development and construction program.
The loan matures on December 6, 2007, and interest is payable in consecutive monthly payments of accrued interest only. The loan bears interest at the one-month LIBOR rate plus 175 basis points, as that rate may change from day to day. Although we expect to extend or refinance this debt at or before its December 6, 2007 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
     Highway 20 Land Loan. On January 31, 2006, we closed a $4,077,000 short-term, interest-only land loan with Wachovia Bank that is secured by our investment in our Highway 20 land. The loan bears interest at the 30-day LIBOR rate plus 175 basis points. On January 26, 2007, we extended the maturity date of the loan from January 31, 2007 to January 31, 2008. As of the date of this report, we expect to begin construction of our Highway 20 development prior to the January 31, 2008 maturity date and, if we do, we will convert our land loan into a construction loan. If we do not begin construction prior to the maturity date, we intend to renew the land loan, although there is no assurance we will be offered a renewal, or if a renewal is offered, that it will be on favorable terms.
  Long-Term Debt
     With respect to the debt that matures in 2008 and thereafter, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay that debt at maturity. We currently intend to refinance our maturing debt through debt financings collateralized by mortgages on individual properties, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.
  Land Loans
     In addition to the two land loans secured by our Peachtree Parkway and Highway 20 properties described above, we have two other loans secured by our investment in undeveloped land that bear interest at LIBOR plus 175 basis points. These two loans, Westside and Sawmill Village, have three-year terms and mature in August 2008. Like our long-term debt, we anticipate that we will not have funds on hand sufficient to repay the debt at maturity. Instead, we intend to refinance the debt at or before the maturity date of each loan by:

•	extending the maturity date if the property has not been developed;

•	obtaining a construction loan if we are ready to begin construction; or

•	obtaining a permanent mortgage on the property if construction has been completed and the property has achieved stabilized occupancy.
  Floating Rate Debt
     We have six loans that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $32.3 million at December 31, 2006, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as have occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $323,000 per year and adversely affect our liquidity and capital resources to that degree.
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
Contractual Obligations
     The following table presents our contractual obligations as of December 31, 2006 by the period the payments are due (dollars in thousands, unaudited):

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	4-5 years	5 years
Long-Term Debt Obligations	$53,980	$616	$19,477	$1,163	$32,724
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Due to affiliates (1)	3,060	3,060	—	—	—
Other construction obligations	96	96	—	—	—

Total	$58,186	$4,230	$19,477	$1,163	$32,724

(1)	We enter into design and development agreements with Roberts Properties and construction contracts with Roberts Construction in the normal course of business. The amounts listed in the table are obligations related to the design and development agreements. These agreements are fixed at $5,000 per residential unit and are payable over the planned development period. Obligations related to the construction contracts have not been determined because the design of the projects is still in process. Terms of the construction contracts are cost plus 10% for overhead and profit. We estimate, however, the total amount of construction obligations to be approximately $206 million based on current zoning and an estimated cost per unit, although we cannot predict with any certainty the timing of the construction obligations. See Item 13, Certain Relationships and Related Transactions – Transactions with the Roberts Companies, for a description of our design and development agreements and construction contracts with Roberts Properties and Roberts Construction.
     We assumed a mortgage loan when we acquired Spectrum Shopping Center in October 2005. As a condition of the loan, we posted a $500,000 letter of credit upon which the lender could draw to assure that leasing commissions and tenant improvements are funded as necessary. The amount of the leasing reserves can be reduced to $250,000 on April 28, 2007 assuming we meet certain leasing requirements. The letter of credit expires on October 26, 2007.
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
  Purchase Valuation
     We allocate the purchase price of acquired real estate assets to land, building and intangible assets based on their relative fair values. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The value of in-place leases is amortized over the term of the respective lease. During 2005, we acquired three retail centers in separate transactions totaling $24,275,000.
  Asset Impairment Evaluation
     We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At December 31, 2006, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.
  Derivatives and Hedging Activities
     We generally enter into fixed rate debt instruments. In certain situations, we may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use such instruments for trading or speculative purposes. We entered into an interest rate swap agreement in 2000 to fix the variable interest rate on our $22,130,000 Addison Place apartments permanent loan. The swap agreement was scheduled to expire May 10, 2005, the loan’s scheduled maturity date. We held the interest rate swap arrangement and related debt agreement for the Addison Place apartments permanent loan until April 19, 2005, when we refinanced the loan and paid off the unamortized balance of the related swap agreement.
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
     We have six loans that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $32.3 million at December 31, 2006, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as has occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $323,000 per year and adversely affect our liquidity and capital resources to that degree.
Recent Accounting Pronoucement
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those that are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective January 1, 2007 for us. Although we have not performed any test work yet, we do not anticipate that adopting the provisions of FIN 48 will have a material effect on our financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
     Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION.
     This item is not applicable because there was no information required to be disclosed by the registrant in a report on Form 8-K during the fourth quarter of 2006 that was not reported.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors and Executive Officers
     The following table provides information about our directors and executive officers as of the date of this report.

		Term as
		Director
Name	Age	Expires	Position
Charles S. Roberts	60	2009	Chairman of the Board, Chief Executive Officer and President

Charles R. Elliott	53	2009	Director, Chief Financial Officer, Secretary and Treasurer

Wm. Jarell Jones	58	2008	Director, Chairman of Audit Committee and Chairman of Nominating and Governance Committee

Dennis H. James	59	2008	Director, Chairman of Compensation Committee

Dr. James M. Goodrich	66	2007	Director

Ben A. Spalding	72	2007	Director
Biographical Information
     Charles S. Roberts has served as our Chairman of the Board, Chief Executive Officer and President since he founded the company in July 1994. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc.
     In October 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct and manage real estate. Beginning in 1985, Mr. Roberts and Roberts Properties began to focus on developing upscale multifamily residential communities and have won numerous local, regional, and national awards for the development of these communities. Mr. Roberts has been a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. (which we acquired in 1997) was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties was awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight out of nine years during the period 1988 through 1996. On a national level, Roberts Properties was awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments in 1991 and 1992. In 1993, Roberts Properties was awarded the coveted Golden Aurora Award for best overall development in the Southeast. Since January 2006, Mr. Roberts has served as president of the board of directors of Big Trees Forest Preserve, a 30-acre urban forest in Sandy Springs, Georgia dedicated to conservation, preservation and education.

     Charles R. Elliott served as a director from October 1994 to February 1995 and became a director again in 2000. Effective May 31, 2006, Mr. Elliott again became our Chief Financial Officer, Secretary and Treasurer on an interim basis until we hire a permanent replacement to fill those positions. Previously he was our Secretary and Treasurer from our inception until July 15, 2002, and our Chief Financial Officer from April 1995 until July 15, 2002, when he became our Senior Vice President – Real Estate. He left Roberts Realty as a full-time employee on August 30, 2002 and returned on a full-time basis from February 17, 2003 to September 30, 2003 as our Chief Operating Officer. In this interim period, he provided limited consulting services for which he was paid a fee. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995, when he joined Roberts Realty as our Chief Financial Officer. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. He holds an undergraduate degree in Accounting and a master’s degree in Finance.
     Wm. Jarell Jones, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Statesboro and St. Simons, Georgia since November 1993. Mr. Jones’ term expires at the 2008 annual meeting of shareholders. Mr. Jones is also the President and sole shareholder of Palmetto Realty Company, a real estate development and brokerage company primarily involved in the development of single family residential lots in coastal South Carolina and Georgia. Palmetto Realty is a registered real estate broker in Georgia and South Carolina and serves as a qualified intermediary and exchange accommodation title holder for like-kind exchanges. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming and development interests. Mr. Jones was a former director for six years and the former Chairman for two years of the Downtown Statesboro Development Authority.
     Dennis H. James, a director since June 1995, is Senior Managing Director – Southeast Region, with CBRE Melody & Company, a commercial mortgage banking firm and subsidiary of CB Richard Ellis. Mr. James’ term expires at the 2008 annual meeting of shareholders. Mr. James has over 30 years experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Senior Managing Director of CBRE Melody & Company, he is responsible for the Southeast Region’s overall production and investor relations. He has served on the PPM Finance, Inc. Correspondent Advisory Council, Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor’s degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.
     James M. Goodrich served as a director from October 1994 to December 2001 and rejoined our board in November 2004. Mr. Goodrich’s term expires at the 2007 annual meeting of shareholders. Dr. Goodrich is a consulting engineer and private investor. He is a trustee of the North American Electric Reliability Council, whose mission is to promote the reliability of the electricity supply for North America. Dr. Goodrich was a founder and the Executive Vice President of Energy Management Associates, which provided operations and financial planning software and related consulting services to the electric and gas utility industries, from 1975 until October 1993. He also served as a member of its board of directors until 1992, when it was sold to Electronic Data Systems Corporation. Prior to his experience with Energy Management Associates, Dr. Goodrich served in the United States Navy for five years as an officer on the staff of Admiral Hyman Rickover, where he was involved in the technical support of the design and development of nuclear power plants for the Navy. Dr. Goodrich holds a Ph.D. in Nuclear Engineering, a master’s degree in Engineering-Economic Systems, and a bachelor of arts degree, all from Stanford University. He also holds a master’s degree in Engineering Science from George Washington University. Dr. Goodrich has appeared as an expert witness before numerous state public utility commissions, the Federal Energy Regulatory Commission, federal courts and arbitration panels.
     Ben A. Spalding, age 72, a director since October 1994, has worked part-time with Matteson Partners, an Atlanta-based executive search firm, from April 2003 to the present. Mr. Spalding’s term expires at the 2007 annual meeting of shareholders. Previously, he served from 2000 to April 2003 as Executive Vice President of DHR International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor’s degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2006, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.
Code of Ethics and Business Conduct
     On March 17, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the rules of the American Stock Exchange and the federal Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:
(1)	honest and ethical conduct, including the ethical handling of corporate opportunities and actual or apparent conflicts of interest between personal and professional relationships;

(2)	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	confidentiality; protection and proper use of company assets;

(5)	equal employment opportunities and prohibition of discrimination or harassment;

(6)	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(7)	accountability for adherence to the code.
We will provide a copy of the code of business conduct and ethics free of charge to any person who requests it in writing. Please direct your request to our Chief Financial Officer, 450 Northridge Parkway, Suite 302, Atlanta, GA 30350.
Audit Committee
     The audit committee of our board of directors is composed of Mr. Jones, its chairman, Mr. James, and Dr. Goodrich. The board has determined that Mr. Jones is an “audit committee financial expert” as defined under applicable SEC rules and is “independent” under the listing standards of the American Stock Exchange, on which the shares of our common stock are listed.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
  Executive Compensation Policy and Philosophy
     The objective of our executive compensation program is to attract and retain talented and dedicated executive officers with a strong work ethic. To achieve this objective, we base our executive compensation program on the following guiding principles:
     Pay-for-Performance. We emphasize incentive compensation programs that reward executives for outstanding performance.
     Pay Competitiveness. We believe we must offer competitive total compensation – which includes one or more of base salary, cash bonuses and restricted stock grants – to attract, motivate, and retain executive talent. Actual compensation levels, however, vary in competitiveness from year to year, depending on corporate and individual performance.
  Elements of Compensation
     Base Salaries. We determine our base salary levels based on our assessment of market compensation rates, each officer’s performance over time and each individual’s role in the company. Consequently, officers with higher levels of sustained performance over time and/or officers assuming greater responsibilities will be paid correspondingly higher salaries. We review salaries for our executive officers annually and take into account a variety of factors, including individual performance, general levels of market salary increases, and our overall financial results. We assess performance qualitatively and subjectively, and we do not attach any specific weighting to performance factors we consider for base salary determinations. In determining an officer’s salary, we do not take into account any bonus or award of restricted stock he may have received or may receive in the future.
     Bonuses. We have a flexible program of considering the awarding of bonuses both during the year and after the end of the year for that year’s performance and, in appropriate cases, for long-term performance. Our goal in awarding bonuses is to reward and motivate our officers based on the officer’s and our performance. In determining the amount of an officer’s bonus, we take into account the officer’s annual salary or other ongoing compensation, but we do not use any particular formula.

     For examples of our bonuses that rewarded long-term performance, we paid Mr. Roberts a $275,000 bonus in 2005 for the profitable sale of our Ballantyne Place apartment community in Charlotte, North Carolina. We also paid Mr. Roberts two bonuses in 2004: (a) $300,000 for the profitable sale of five apartment communities to Colonial Properties Trust and (b) $300,000 for the profitable sale of our St. Andrews at the Polo Club apartment community. These bonuses rewarded Mr. Roberts for his long-term performance in supervising our development, construction, leasing and maintenance of these seven apartment communities over several years. We may in the future award bonuses to Mr. Roberts or other officers based on their long-term performance, including their supervision of our ongoing development and construction program.
     With respect to bonuses that rewarded current year performance, we typically awarded Mr. Elliott a bonus of 10% to 30% of his annual salary, based on our evaluation of his performance that year, when he previously served as our Chief Financial Officer from 1995 until 2002. We may elect to award bonuses of that nature in the future.
     Restricted Stock. In 2006, we adopted and received shareholder approval of the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. Under this plan, we may issue shares of restricted stock to our employees, directors, consultants and advisors (including employees of Roberts Properties, Inc. and Roberts Properties Construction, Inc.). These shares will help to align the recipient’s interests with the interests of shareholders. If we grant restricted stock to a recipient, we will take into account the recipient’s other compensation, but we do not anticipate using any particular formula. We have no policy regarding when we may grant shares of restricted stock. We did not grant any shares of restricted stock to our executive officers in 2006.
  Other Information Relevant to Our Compensation Programs
     Other than our compensation programs described above and our 401(k) plan, we have no equity compensation plans under which we could issue stock, restricted stock or restricted stock units, phantom stock, stock options, SARs, stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, or similar instruments, nor do we have any non-equity compensation, deferred compensation or pension plans. We do not provide the perquisites typically provided to corporate managers, especially members of top management. We have no company cars, executive dining room, paid country club memberships, matching charitable or educational contributions or paid financial counseling.
     We do not own an aircraft. As we announced in February 2005, we have entered into a reimbursement arrangement for the use of an aircraft owned by Roberts Properties, Inc., a wholly owned affiliate of Mr. Roberts, our chief executive officer. Roberts Properties has provided transportation services to us by flying our employees, including Mr. Roberts, on trips for our business purposes. We pay Roberts Properties for these services in an amount per passenger equal to an available unrestricted coach class fare (or business class fare if no unrestricted coach class is available) for the date and time of travel on a regular air carrier, with Roberts Realty providing documentation of such fare (such as by copy of a fare quotation obtained through an internet search on an air carrier’s web site). We believe this arrangement is favorable to us.
     We have no formal policies or formulas for evaluating corporate and individual performance, which we may evaluate quantitatively, qualitatively and in any event subjectively. Similarly, we have no formal program or policy regarding the evaluation of the competitiveness of our compensation. We are a small company with two executive officers, and we have not in the past and do not presently intend to retain a compensation consultant.

     We have no employment agreements with our officers, and they are not entitled to any payments regarding the termination of their employment or any change-in-control. We have no equity ownership requirements, although we note that Mr. Roberts is our largest equity owner by a large margin.
     Before our compensation committee determines the compensation of the executive officers each year, Mr. Roberts meets with the members of the committee to express his opinion regarding his own compensation and that of our other executive officer. Our compensation committee then determines the compensation of our executive officers in a private meeting in which no executive officer participates. We make payments to affiliates of Mr. Roberts under various agreements and arrangements. See Part III, Item 13, Certain Relationships and Related Transactions.
     The Omnibus Budget Reconciliation Act of 1993 placed certain limits on the deductibility of non-performance based executive compensation for a company’s employees, unless certain requirements are met. Currently, we do not believe that there is risk of losing deductions under this law. We will consider carefully any plan or compensation arrangement that might result in the disallowance of compensation deductions. We will use our best judgment, taking all factors into account, including the materiality of any deductions that may be lost versus the broader interests of Roberts Realty to be served by paying adequate compensation for services rendered, before adopting any plan or compensation arrangement.
  Compensation Determinations for 2006
     In May 2006, the compensation committee evaluated Mr. Roberts’ performance for 2005 and discussed awarding him an additional bonus for his 2005 performance. After determining that Mr. Roberts had performed extremely well in 2005, the compensation committee noted that Mr. Roberts received a salary of $150,000 in 2005, a $275,000 bonus on the closing of the sale of Ballantyne Place as described above, and that he or his affiliates had in 2005 and 2006 engaged in several transactions with us and had provided various services to us for which his affiliates were compensated. After carefully considering the foregoing, the compensation committee determined that Mr. Roberts would not receive an additional bonus for his 2005 performance, but that his base salary would increase to $200,000 for 2006 retroactive from January 1, 2006.
     Mr. Michael A. Quinlan, who served as our Chief Financial Officer from June 30, 2005 until May 31, 2006, received the prorated portion of his annual salary of $125,000 through May 31, 2006. We had negotiated that salary with Mr. Quinlan when he became our Chief Financial Officer, and the compensation committee did not consider making any change in the salary during 2006. Effective May 31, 2006, we hired Mr. Charles R. Elliott as our Chief Financial Officer, Secretary, and Treasurer on an interim basis until we hire a permanent replacement to fill those positions. We agreed with Mr. Elliott that we would pay him $70 per hour for his service in those positions.
  Compensation Determinations for 2007
     In February 2007, the compensation committee evaluated Mr. Roberts’ performance for 2006 and determined that it would be appropriate to increase his salary from $200,000 to $225,000. In making this determination, the committee weighed his performance, their understanding of what other persons with responsibilities for managing businesses of similar sizes and complexity are paid, his history of success in managing the company’s business, and their belief that the company would have to pay a salary considerably greater than $225,000 to retain a person with similar experience and credentials if the company were forced to replace Mr. Roberts for any reason.

     Also in February 2007, the compensation committee evaluated Mr. Elliott’s performance for 2006 and determined that it would be appropriate to retain the arrangement previously negotiated with Mr. Elliott whereby we pay Mr. Elliott $70 per hour for his services. The compensation committee elected to reward Mr. Elliott’s performance and dedication to the company by granting him 8,250 shares of restricted stock. The shares are subject to a forfeiture restriction that will lapse on June 1, 2007 if Mr. Elliott remains in our employment until that date.
Compensation Committee Report
     Our compensation committee is composed of Mr. James (Chairman), Mr. Jones and Dr. Goodrich. The compensation committee has reviewed and discussed the above Compensation Discussion and Analysis section with our management. Based on that review and discussion, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K.
     The compensation committee report should not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and the above report should not otherwise be deemed filed under those Acts.
Dennis H. James, Chairman
Dr. James M. Goodrich
Wm. Jarell Jones

Compensation of Executive Officers
     Our executive officers are Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, and Charles R. Elliott, our Chief Financial Officer. Biographical information for Mr. Roberts and Mr. Elliott is included above. Under applicable SEC rules, Mr. Roberts, Mr. Elliott and Mr. Michael A. Quinlan, who served as our Chief Financial Officer, Secretary and Treasurer from June 30, 2005 until May 31, 2006, are our “named executive officers.” None of our executive officers has an employment agreement.
Summary Compensation Table

						All Other
Name and Principal		Salary		Bonus	Stock Awards	Compensation	Total
Position	Year	($)		($)	($) (1)	($)	($)
Charles S. Roberts, Chief Executive Officer, President and Chairman of the Board	2006	199,032	(1)(2)	—	—	—	199,032
Charles R. Elliott, Chief Financial Officer, Secretary and Treasurer	2006	100,812	(1)(2)	—	—	—	100,812
Michael A. Quinlan Former Chief Financial Officer, Secretary and Treasurer	2006	49,728	(3)	—	—	—	49,728

(1)	On February 28, 2007, our compensation committee granted a $25,000 salary increase to Charles S. Roberts for his performance as Chief Executive Officer and granted 6,250 shares of restricted stock to Charles R Elliott for his performance as Chief Financial Officer. Mr. Elliott’s restricted shares vest on June 1, 2007. The salary increase to Mr. Roberts and the grant of restricted shares to Mr. Elliott are not intended as additional compensation for 2006, and, accordingly, are not reflected in the table above.

(2)	Effective May 31, 2006, we hired Mr. Charles R. Elliott as our Chief Financial Officer, Secretary and Treasurer. Under an arrangement we negotiated with Mr. Elliott, we pay him $70 per hour for his service in those positions. Charles Elliott receives no employee benefits, i.e. medical, vacation, holidays, etc., and he is paid only for the actual hours he works. In addition, because Mr. Elliott is one of our directors, he continues to receive our standard director fee of $12,000 per year, which is included in the salary amount shown in the table. (We do not compensate Mr. Roberts for his service as a director.)

(3)	Mr. Quinlan received the prorated portion of his annual salary of $125,000.

Director Compensation for 2006
     The following table summarizes the compensation we paid to our non-employee directors in 2006.

	Fees Earned
	or Paid in Cash	Total
Name	($)	($)
Dr. James M. Goodrich	12,000	12,000

Dennis H. James	21,000	21,000

Wm. Jarell Jones	24,000	24,000

Ben A. Spalding	12,000	12,000
     We pay our directors other than Mr. Roberts an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. We pay additional compensation of $750 per month to Mr. Jones for serving as the chairman of the audit committee and $250 per month for serving as the chairman of the nominations and governance committee. We pay additional compensation of $750 per month to Mr. James for serving as the chairman of the compensation committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of the board of directors is composed of Mr. James (its chairman), Mr. Jones and Dr. Goodrich. During 2006:
•	none of our other executive officers was a director of another entity where one of that entity’s executive officers served on our compensation committee;

•	no member of the compensation committee was an officer or employee of Roberts Realty or Roberts Properties Residential, L.P. or was formerly an officer of either of them;

•	no member of the compensation committee entered into any related party transaction with us;

•	none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on our compensation committee;

•	none of our executive officers served on the board of directors of another entity where one of that entity’s executive officers served on our compensation committee; and

•	none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a director on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
  STOCKHOLDER MATTERS.
Ownership of Common Stock and Units
     The following table describes the beneficial ownership of shares of our common stock as of March 14, 2007 for:
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

		Number of Units
Name of	Number of Shares	Beneficially		Percent of
Beneficial Owner	Owned	Owned	Total	Class(1)
Charles S. Roberts (2)	1,541,223	950,092	2,491,315	36.9%

James M. Goodrich (3)	281,847	0	281,847	4.9%

Dennis H. James	109,552	2,405	111,957	1.9%

Ben A. Spalding (4)	23,252	27,318	50,570	*

Wm. Jarell Jones(5)	32,012	0	32,012	*

Charles R. Elliott (6)	19,000	0	19,000	*

All directors and executive officers as a group: (6 persons) (7)	2,006,886	979,815	2,986,701	44.0%

*	Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 5,807,141, the number of shares outstanding as of March 14, 2007. Percent of class is not the equivalent of share ownership as it takes into account the units owned by the individual.

(2)	Includes 2,744 shares and 29,500 units owned by a family limited liability company of which Mr. Roberts is the manager. Mr. Roberts disclaims beneficial ownership of those shares and units.

(3)	Includes 158,582 shares owned jointly by Dr. Goodrich and his wife, Penelope; and 108,478 shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons. Each of Dr. and Mrs. Goodrich disclaims beneficial ownership of the shares held by the corporation except to the extent of their respective pecuniary interests in those shares. Dr. Goodrich’s total also includes 14,787 shares he owns through an IRA.

(4)	Includes 7,564 shares owned by partnerships of which Mr. Spalding’s wife is the managing partner. Mr. Spalding’s beneficial ownership of units includes 2,917 units owned by Mrs. Spalding and 24,401 units owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding disclaims beneficial ownership of all units and shares owned by his wife or partnerships of which she is the managing partner.

(5)	Includes 1,745 shares owned by Mr. Jones’ wife, to which Mr. Jones disclaims beneficial ownership.

(6)	Includes 6,250 restricted shares granted on February 28, 2007 per the 2006 Roberts Realty Investors, Inc. Restricted Stock Grant Plan. These shares include forfeiture restrictions that will lapse on June 1, 2007.

(7)	Includes an aggregate of 9,309 shares and 27,318 units beneficially owned by two directors’ wives, as to which shares such directors disclaim beneficial ownership.

Equity Compensation Plan Information
     The following table provides equity compensation plan information at December 31, 2006. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants and advisors, including employees of Roberts Properties and Roberts Construction. We may grant up to 400,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% the aggregate number of shares of restricted stock that may be issued under the Plan. In November 2006, we granted 636 shares of restricted stock under the plan to a non-executive employee, leaving 399,364 shares available to be granted under the Plan as of December 31, 2006.
Equity Compensation Plan Information

Number of
securities
	to be issued	Weighted-average	Number of securities
	upon exercise of	exercise price of	remaining available for future
	outstanding	outstanding	issuances under equity
	options, warrants	options, warrants	compensation plans (excluding
Plan category	and rights	and rights	securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	399,364

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	399,364

     Other than our restricted stock plan described above, we have no equity compensation plans under which we could issue stock, restricted stock or restricted stock units, phantom stock, stock options, SARs, stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, or similar instruments.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
General
     Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty owns a 76.4% interest in the operating partnership as of March 14, 2007 and is its sole general partner. Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer and President, owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. As explained below, we have entered into transactions with these companies and paid them to perform services for us.
     Under applicable SEC rules, this Item 13 describes any transaction, since January 1, 2006, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which our officers, directors and certain other “related persons” as defined had or will have a direct or indirect material interest. Notes 3 and 9 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section, including in some cases information for periods before 2006.
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
     On March 27, 2006, we entered into a lease agreement with each of the Roberts Companies. These leases supersede the month-to-month leases that were previously in effect, and the new terms were effective as of January 1, 2006. The terms of the lease to Roberts Properties include a total of 5,336 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Roberts Properties paid us $94,000 in 2006 under this lease and the previous lease and has paid us $25,000 under the lease through March 14, 2007. Roberts Properties has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. Roberts Properties has exercised its option to renew for 2007.
     The terms of the lease to Roberts Properties Construction, Inc. include a total of 1,542 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Roberts Construction paid us $25,000 in 2006 under this lease and the previous lease and has paid us $7,000 under the lease through March 14, 2007. Roberts Construction has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. Roberts Construction has exercised its option to renew for 2007.
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
     In acquiring the Peachtree Parkway property, we assumed and became bound by a restrictive covenant recorded in those records in favor of Roberts Properties and Roberts Construction that provides that if the then-owner of the property develops it for residential use:
(a)	Roberts Properties, or any entity designated by Mr. Roberts, will be engaged as the development company for the project and will be paid a development fee in an amount equal to $5,000 per residential unit multiplied by the number of residential units that are developed on the property, with such fee to be paid in equal monthly amounts over the contemplated development period; and

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
     On December 6, 2006, we acquired the remaining 18% undivided interest in the Peachtree Parkway property from the unaffiliated seller for $2,306,000, including closing costs. In addition, we assumed and paid the $146,000 balance that the seller owed to Roberts Properties for the seller’s portion of the total $811,111 amount incurred through the date of closing under the design and development agreement for the property. As part of the transaction, we assumed the seller’s remaining obligations under the design and development agreement with Roberts Properties and the construction contract with Roberts Construction. We financed the purchase with a portion of the proceeds of an $8,175,000 land loan on our Peachtree Parkway land that closed simultaneously with our acquisition of the 18% undivided interest.
     North Springs Land. Mr. Roberts formed Roberts Properties Peachtree Dunwoody, LLC (“Peachtree Dunwoody, LLC”) in August 1999, which bought a 9.84-acre parcel of undeveloped land in Fulton County, Georgia. Peachtree Dunwoody, LLC spent two years rezoning the property and a year successfully defending a homeowners’ lawsuit against Fulton County that challenged the rezoning. On January 20, 2005, we acquired the undeveloped land from Peachtree Dunwoody, LLC for a cash purchase price of $15,700,000. Mr. Roberts owns all of Peachtree Dunwoody, LLC. The North Springs property is zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. We acquired the property in a Section 1031 tax-deferred exchange funded in part by sales proceeds from the sale of the St. Andrews at the Polo Club community. In acquiring the North Springs property, we assumed and became bound by a restrictive covenant recorded in those records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above, except that the covenant expires on January 3, 2015.
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

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	2/28/07	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,460,000	811,000	649,000
Sawmill Village	770,000	100,000	670,000
Highway 20	1,050,000	100,000	950,000

	$5,060,000	$2,000,000	$3,060,000

     Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. During 2005, we entered into contracts with Roberts Construction on the four projects mentioned above, and we have an existing contract with Roberts Construction we entered into before 2005 for the construction of our Northridge residential project. Terms of the contracts are cost plus 10%. As of the date of this report, we have not finalized the costs of the projects, although we estimate the cost, including contractor fees, to be approximately $206 million depending on the number of units and square footage to be constructed.
     Other Fees and Reimbursements. From January 1, 2006 to February 28, 2007, we paid Roberts Properties $97,000 for reimbursement of operating costs and expenses, and we paid Roberts Construction $0 for project work done at our communities. We have entered into a reimbursement arrangement for the use of an aircraft owned by Roberts Properties, which has provided transportation services to us by flying our employees, including Mr. Roberts, on trips for our business purposes. We pay Roberts Properties for these services in an amount per passenger equal to an available unrestricted coach class fare (or business class fare if no unrestricted coach class is available) for the date and time of travel on a regular air carrier. From January 1, 2006 to February 28, 2007, we paid Roberts Properties $1,000 under this policy.
Approval of Transactions with Related Persons
     We have two types of policies and procedures for the review, approval, or ratification of any transaction we are required to report in the preceding portion of this Item 13. The first is our longstanding policy that conflicting interest transactions by directors under Georgia law must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. The second is that under our Code of Business Conduct and Ethics, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. We describe each of these policies in more detail below.
     The board of directors is subject to provisions of Georgia law that are designed to eliminate or minimize potential conflicts of interest. Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the board of directors. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director’s judgment may not be enjoined, set aside, or give rise to damages on the grounds of that interest if either:
•	the transaction is approved, after disclosure of the interest, by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by disinterested shareholders; or

•	the transaction is established to have been fair to us.
The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. We have stated this policy in our annual reports on Form 10-K since we became required to file reports with the SEC. In addition, under the applicable rules of the American Stock Exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors.
     Under our Code of Business Conduct and Ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with the interests of the company. A conflict of interest can arise when a director or officer takes actions or has interests that may make it difficult to perform his or her work for us objectively and effectively. For example, a conflict of interest would arise if a director or officer, or a member or his or her family, receives improper personal benefits as a result of his or her position in the company.
     Our Code of Business Conduct and Ethics provides that a conflict of interest situation involving directors or executive officers may include the following:
•	any significant ownership interest in any service provider;

•	any consulting or employment relationship with any service provider, supplier, or competitor;

•	any outside business activity that detracts from an individual’s ability to devote appropriate time and attention to his or her responsibilities with the company;

•	the receipt of other than nominal gifts or excessive entertainment from any company with which the company has current or prospective business dealings;

•	being in the position of supervising, reviewing, or having any influence on the job evaluation, pay, or benefit of any immediate family member; and

•	selling anything to the company or buying anything from the company.
     Anything that would present a conflict for a director, officer, or employee would likely also present a conflict if it were related to a member of his or her family. The Code of Business Conduct and Ethics provides that any conflict of interest situation, including those described above, should be discussed with the appropriate Code of Ethics Contact Person. For officers and directors, that person is the chairman of the audit committee, Mr. Wm. Jarell Jones.
     Under the Code of Business Conduct and Ethics, the approval of conflicting interest transactions is two-pronged. As noted above, our board of directors has adopted and has long followed a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the American Stock Exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. The Code of Business Conduct and Ethics provides that any transaction or relationship that is approved as described in this paragraph is in compliance with the Code, and that approval as described in this paragraph is not to be regarded as a waiver of the Code.
     The Code of Business Conduct and Ethics specifically provides that we may engage in transactions of various types with Mr. Roberts, Roberts Properties and/or other affiliates of Mr. Roberts to develop or acquire real estate, so long as the transaction or agreement complies with the policy described above. We followed these policies in approving the transactions and agreements described in this Item 13.
Determination of Director Independence
     We have established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. Our Audit Committee is composed of Mr. Jones (Chairman), Mr. James and Dr. Goodrich. Our board has determined that each member of the Committee is “independent” under the SEC’s Rule 10A-3 and Section 121A of the American Stock Exchange listing standards. Our Compensation Committee is composed of Mr. James (Chairman), Mr. Jones and Dr. Goodrich, and our Nominating and Governance Committee is composed of Mr. Jones (Chairman), Mr. James and Mr. Spalding. Our board of directors has determined that each of Dr. Goodrich, Mr. James, Mr. Jones and Mr. Spalding is “independent” within the meaning of Section 121A of the American Stock Exchange listing standards. There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

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
Audit Fees
  For 2005
     The aggregate fees billed by Deloitte for professional services rendered for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the first and second quarters of 2005 were $14,000.
     The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2005, and for the review of the financial statements included in our quarterly report on Form 10-Q for the third quarter of 2005, were $21,637.
  For 2006
     The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2006, were $130,000.
     The aggregate fees billed by Deloitte for professional services rendered for the audit opinion of the financial statements for the fiscal year ended December 31, 2004 included in this annual report on Form 10-K were $3,000.
Audit-Related Fees
     We did not engage either Deloitte or Reznick to provide, and they did not bill us for, professional services that were reasonably related to the performance of the audit of our 2005 or 2006 financial statements, but which are not reported in the previous paragraph.
Tax Fees
  For 2005
     The aggregate fees billed by Deloitte for professional services rendered related to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2005, were $92,250.
     The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2005, were $10,500.

  For 2006
     The aggregate fees billed by Deloitte for professional services rendered related to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006, were $75,000.
All Other Fees
     Neither Deloitte nor Reznick billed us for any services for the fiscal years ended December 31, 2005 and December 31, 2006 other than for the services described above.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Roberts Realty Investors, Inc.:
We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc. (a Georgia corporation) and its subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements at Item 8, and the disclosure of 2004 reportable segments presented in Note 8 of the accompanying consolidated financial statements. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the consolidated financial statement schedule based on our audits. The consolidated financial statements and the consolidated financial statement schedule of Roberts Realty Investors, Inc. and its subsidiary for the year ended December 31, 2004, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 8 to the consolidated financial statements, were audited by other auditors whose report dated March 22, 2005 (March 21, 2006 as to the effects of the discontinued operations described in Note 4), expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2006 and 2005 consolidated financial statement schedule, and the disclosure of 2004 reportable segments presented in Note 8 of the accompanying consolidated financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ REZNICK GROUP, P.C.
Atlanta, Georgia
March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Roberts Realty Investors, Inc.:
We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 8 to the consolidated financial statements, the consolidated statements of operations, shareholders’ equity, and cash flows of Roberts Realty Investors, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2004 (the 2004 consolidated financial statements before the effects of the adjustments discussed in Note 8 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. Our audit also included the 2004 financial statement schedule listed in the Index to Financial Statements at Item 8. These financial statements and the 2004 financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, such 2004 consolidated financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 8 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Roberts Realty Investors, Inc. and its subsidiary for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2004 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 8 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 22, 2005 (March 21, 2006 as to the effects of the discontinued operations described in Note 4)

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,	December 31,
	2006	2005
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$16,322	$15,705
Buildings and improvements	60,996	60,890
Furniture, fixtures and equipment	4,155	3,771

	81,473	80,366
Less accumulated depreciation	(12,844)	(10,260)

Operating real estate assets	68,629	70,106

Construction in progress and real estate under development	47,480	42,860
Land held for investment	9,019	9,267

Net real estate assets	125,128	122,233

CASH AND CASH EQUIVALENTS	4,408	1,419

RESTRICTED CASH	416	340

DEFERRED FINANCING COSTS — Net of accumulated amortization of $346 and $185 at December 31, 2006 and 2005, respectively	508	551

FAIR VALUE OF LEASES — Net of accumulated amortization of $320 and $68 at December 31, 2006 and 2005, respectively	806	1,584

OTHER ASSETS — Net	501	1,022

	$131,767	$127,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$44,165	$44,746
Construction loans payable	10,209	10,364
Land notes payable	22,067	9,815
Line of credit payable	—	2,000
Insurance premium note payable	109	—
Accounts payable and accrued expenses	791	577
Due to affiliates	14	97
Security deposits and prepaid rents	251	297

Total liabilities	77,606	67,896

COMMITMENTS AND CONTINGENCIES (Note 10)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	12,863	14,459

SHAREHOLDERS’ EQUITY:

Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—

Common shares, $.01 par value, 100,000,000 shares authorized, 5,777,458 and 5,727,429 shares issued at December 31, 2006 and 2005, respectively	58	57
Additional paid-in capital	27,429	27,067
Unamortized deferred compensation	(5)	(4)
Retained Earnings	13,816	17,674

Total shareholders’ equity	41,298	44,794

	$131,767	$127,149

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES:
Rental operations	$7,276	$5,485	$4,774
Other operating income	781	394	288

Total operating revenues	8,057	5,879	5,062

OPERATING EXPENSES:
Personnel	608	586	508
Utilities	455	394	324
Repairs, maintenance and landscaping	571	442	370
Real estate taxes	1,121	656	445
Marketing, insurance and other	422	364	286
General and administrative expenses	1,730	1,561	1,708
Bad debt expense	188	—	—
Write-off of fair value/market value of leases (net)	389	—	—
Depreciation and amortization expense	2,992	2,116	1,695

Total operating expenses	8,476	6,119	5,336

LOSS FROM OPERATIONS	(419)	(240)	(274)

OTHER INCOME (EXPENSE):
Interest income	96	265	294
Interest expense	(4,587)	(3,118)	(2,479)
Legal settlement	(28)	(150)	340
Amortization of deferred financing costs	(161)	(160)	(101)

Total other expense	(4,680)	(3,163)	(1,946)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSETS	(5,099)	(3,403)	(2,220)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,241	865	596

LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(3,858)	(2,538)	(1,624)

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest of unitholders in the operating partnership	—	—	102

LOSS FROM CONTINUING OPERATIONS	(3,858)	(2,538)	(1,522)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	—	3,794	38,508

NET (LOSS) INCOME	$(3,858)	$1,256	$36,986

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (Note 7):

(Loss) from continuing operations-basic	$(0.67)	$(0.46)	$(0.29)
(Loss) income from discontinued operations-basic	—	0.69	7.30

Net (loss) income-basic	$(0.67)	$(0.23)	$7.01

(Loss) from continuing operations-diluted	$(0.67)	$(0.46)	$(0.29)
(Loss) income from discontinued operations-diluted	—	0.69	7.30

Net (loss) income-diluted	$(0.67)	$(0.23)	$7.01

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands, Except Share and Per Share Data)

	Common Shares					Other		Total
	Number of		Paid-In	Treasury	Deferred	Comprehensive	Retained	Shareholders’
	Shares Issued	Amount	Capital	Shares	Compensation	Income	Earnings	Equity
BALANCE AS OF DECEMBER 31, 2003	5,585,206	$56	$26,050	($2,764)	($93)	($2,353)	$3,153	$24,049
Comprehensive income
Net income							36,986	36,986
Unrealized gain on interest rate swaps						2,033		2,033

Total comprehensive income								39,019

Conversion of units to shares	93,896	1	473					474
Dividends declared ($4.50 per share)							(23,721)	(23,721)
Restricted shares issued to employees, net of forfeitures	(10,480)		(75)		75
Adjustment for minority interest in the operating partnership			28					28

BALANCE AS OF DECEMBER 31, 2004	5,668,622	57	26,476	(2,764)	(18)	(320)	16,418	39,849

Comprehensive income
Net income							1,256	1,256
Unrealized gain on interest rate swaps						320		320

Total comprehensive income								1,576

Sale of treasury shares			137	2,764				2,901
Conversion of units to shares	59,085		285					285
Restricted shares issued to employees, net of forfeitures	(278)		(2)		2			—
Amortization of deferred compensation					12			12
Adjustment for minority interest in the operating partnership			171					171

BALANCE AS OF DECEMBER 31, 2005	5,727,429	57	27,067	—	(4)	—	17,674	44,794

Comprehensive income
Net income							(3,858)	(3,858)

Total comprehensive income								(3.858)

Conversion of units to shares	49,876	1	357					358
Restricted shares issued to employees, net of forfeitures	153		5		(5)
Amortization of deferred compensation					4			4
Adjustment for minority interest in the operating partnership

BALANCE AS OF DECEMBER 31, 2006	5,777,458	$58	$27,429	$—	($5)	$—	$13,816	$41,298

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(3,858)	$1,256	$36,986
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) from discontinued operations, net of minority interest	—	(3,778)	(38,508)
Minority interest of unitholders in the operating partnership	(1,241)	(879)	(596)
Depreciation and amortization	3,153	2,276	1,795
Amortization of above and below market leases	63	10	—
Write-off of fair value/market value of leases (net)	389	—	—
Amortization of deferred compensation	4	14	—
Gain on sale of real estate assets, net of minority interest	—	—	(102)
Changes in assets and liabilities:
Decrease (increase) in other assets	438	498	(895)
(Increase) in restricted cash	(76)	(241)	(30)
(Decrease) in due to affiliates	9	—	—
Increase (decrease) in accounts payable and other liabilities relating to operations	(207)	98	(143)

Net cash (used in) operating activities from continuing operations	(1,326)	(746)	(1,493)
Net cash provided by (used in) operating activities from discontinued operations	—	355	(537)

Net cash (used in) provided by operating activities	(1,326)	(391)	(2,030)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	—	—	890
Increase (decrease) in accounts payable and other liabilities relating to investing	374	—	—
(Decrease) in due to affiliates	(92)	(308)	56
Acquisition and construction of real estate assets	(5,478)	(57,735)	(24,592)

Net cash (used in) investing activities from continuing operations	(5,196)	(58,043)	(23,646)
Net cash provided by investing activities from discontinued operations	—	36,693	141,368

Net cash (used in) provided by investing activities	(5,196)	(21,350)	117,722

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(582)	(1,442)	(297)
Proceeds from mortgage notes payable	—	36,036	—
Repayment of mortgage notes, including prepayment penalty	—	(21,034)	—
Repayment of construction note payable	(154)	(530)	—
Proceeds from (repayment of) line of credit	(2,000)	2,000	—
Payment of loan costs	(118)	(1,042)	(121)
Proceeds from construction loans	—	1,084	2,763
Proceeds from land notes payable	12,252	20,765	9,462
Repayment of land notes payable	—	(20,413)	(3,000)
Proceeds from insurance premium note payable	110	—	—
Re-issuance of treasury shares	—	2,901	—
Forfeiture of dividends payable on restricted stock	3	—	—
Payment of dividends and distributions	—	—	(32,509)

Net cash provided by (used in) financing activities from continuing operations	9,511	18,325	(23,702)
Net cash (used in) financing activities from discontinued operations	—	(22,217)	(73,521)

Net cash (used in) investing activities	9,511	(3,892)	(97,223)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,989	(25,633)	18,469

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,419	27,052	8,583

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,408	$1,419	$27,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,596	$3,924	$6,167

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting of multifamily residential communities and commercial properties. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust (“REIT”).

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its three wholly owned subsidiaries, each of which is a Georgia limited liability company. Roberts Realty is the sole general partner of the operating partnership. Roberts Realty had a 76.25% ownership interest in the operating partnership at December 31, 2006 and a 75.59% ownership interest in the operating partnership at December 31, 2005. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At December 31, 2006, Roberts Realty owned the following real estate assets:
•	one multifamily apartment community, consisting of 285 garden apartments and 118 townhomes, located in the Atlanta metropolitan area;

•	four neighborhood retail centers totaling 151,527 square feet, which includes a 39,205 square foot retail center that is in its lease-up phase;

•	a 37,864 square foot commercial office building that is in its lease-up phase, part of which serves as Roberts Realty’s corporate headquarters;

•	six tracts of undeveloped land totaling 105 acres in various phases of development; and

•	a 44-acre tract of land that is held for investment.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the minority interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The minority interest ownership percentage is calculated by dividing the number of units outstanding by the combined total of shares and units outstanding at a specific point in time. The minority interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 24.34%, 25.43% and 26.85% for the years ended December 31, 2006, 2005 and 2004, respectively. The minority interest of the unitholders was $12,863 and $14,459 at December 31, 2006 and 2005, respectively.

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, on a one-for-one basis, or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares. Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was subsequently revised in December 2003. Roberts Realty adopted FIN 46 in January 2004, at which time it determined that it had no variable interest entities, nor does Roberts Realty have any variable interest entities at December 31, 2006.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. Roberts Realty evaluates the carrying value of its real estate assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.” In identifying potential impairment, management considers such factors as declines in a property’s operating performance or market value, a change in use, and adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from both the asset’s use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset’s carrying cost, the asset is written down to its fair value. None of Roberts Realty’s real estate assets required a write-down during the twelve months ended December 31, 2006.

The purchase price of acquired real estate assets is allocated to land, building, and intangible assets, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Accounting for Business Combinations.” During September and October 2005, Roberts Realty acquired three retail centers in separate transactions totaling $24,275,000. Roberts Realty allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The combined net value of above and below market leases acquired, net of accumulated amortization, was $81,000 and $124,000, and is included in other assets on the consolidated balance sheets at December 31, 2006 and 2005, respectively. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable and are tested at least annually. During 2006, Roberts Realty determined that, based on estimated future cash flows, the carrying amount of the fair value of the leases relating to the Retail/Office segment exceeds its fair value by approximately $389,000. Accordingly, an impairment loss of that amount was recognized and is included in write off of fair value / market value of leases (net) in the statement of operations.

Expenditures directly related to the development, acquisition and improvement of real estate assets are capitalized at cost as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, and insurance are capitalized. Interest expense is capitalized on qualifying assets during construction using a weighted average interest rate for all indebtedness. Interest capitalized for the years ended December 31, 2006, 2005, and 2004 was

$0, $356,000 and $707,000, respectively. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the lease. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of the in-place leases, leasing costs, and any tenant improvement allowance is included in the depreciation and amortization expense on the operating statement with the operating real estate depreciable assets.

Roberts Realty recognizes gains on sales of assets in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” If any significant continuing obligation exists at the date of the sale, Roberts Realty defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of Roberts Realty’s assets as of December 31, 2006, 2005 or 2004.

Cash and Cash Equivalents. Roberts Realty considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Roberts Realty maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. Roberts Realty has not experienced any losses related to these balances and management believes its credit risk is minimal.

Restricted Cash. Restricted cash consists of multifamily, retail, and office security deposits, and lender escrows held by third parties.

Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt.

Revenue Recognition. Roberts Realty leases its multifamily properties under operating leases with terms generally one year or less. Commercial leases for Roberts Realty’s retail and office properties generally have terms of three to five years, with options to renew for an additional three to five years. Roberts Realty recognizes revenue for reimbursements from retail tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses such as electricity, water and sewer, and trash removal. Rental income from multifamily properties is recognized when collected, and rental income from retail and office properties is recognized when earned, which materially approximates revenue recognition on a straight-line basis.

At December 31, 2006, future minimum rentals to be received by Roberts Realty under its retail and office leases, excluding reimbursements for operating expenses, were as follows:

Year	Amount
2007	$1,867,000
2008	1,636,000
2009	1,396,000
2010	1,122,000
2011	857,000
Thereafter	1,352,000

Total	$8,230,000

Income Taxes. Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes each year at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. As long as Roberts Realty continues to maintain its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. A reconciliation of Roberts Realty’s net income (loss) to its taxable loss for the years ending December 31, 2006, 2005 and 2004 is shown on the following page.

	2006	2005	2004
Net (loss) income	$(3,858)	$1,256	$36,986

Adjustments to net income:
Political campaign contributions	9	—	—
Gains from real estate sales	—	(1,170)	(11,014)
Gains from sale of fixed assets	(15)	—	—
Depreciation	302	(166)	(939)
Amortization of intangibles	592	70	29
Prepaid rents	(34)	26	(48)
Unearned compensation	(36)	(49)	(58)
Straight line rent	(90)	—	—
Section 754 deduction	(34)	—	—
Disallowed charities	1	—	—
Capitalized costs	—	—	58
Dividends paid deduction	—	—	(23,654)
Operating loss	(497)	(481)	(1,858)
Other	20	17	16

Taxable (loss)	$(3,640)	$(497)	$(481)

Tax Status of Dividends. During 2004, Roberts Realty paid a dividend in the form of a special distribution to shareholders and unitholders of $4.50 per share (and unit) totaling approximately $32.5 million. See Note 3 – Acquisitions and Dispositions. Roberts Realty did not pay a dividend or special distribution during 2006 or 2005. Of the $4.50 per share dividend paid during 2004, Roberts Realty designated various percentages of the dividend to the following types of income (shares only):

2004
Pre-May 6 capital gains	0%
Long-term capital gains	60%
Unrecaptured section 1250 gains	34%
Non-taxable return of capital	6%
Earnings Per Share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is calculated to reflect the potential dilution of all instruments or securities that are convertible into shares of common stock. For Roberts Realty, this includes the units that are outstanding during the periods presented.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) effective for fiscal years beginning after December 15, 2005. SFAS No. 154 changes the requirements for the accounting for, and the reporting of, a change in accounting principle. The adoption of SFAS No. 154 had no effect on Roberts Realty’s financial statements for the year ended December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those that are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective January 1, 2007. Roberts Realty does not anticipate that adopting the provisions of FIN 48 will have a material effect on its financial position or results of operations.

3.	ACQUISITIONS AND DISPOSITIONS

On June 2, 2004, Roberts Realty sold five of its Atlanta apartment communities – Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, and Veranda Chase, totaling 1,091 units – to Colonial Properties Trust, a publicly-traded REIT. The sales price was $109,150,000 or an average of $100,045 per apartment home, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. Net sales proceeds were approximately $47,016,000, or $6.51 per share/unit, after deduction of the following:
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

On July 29, 2004, Roberts Realty sold its St. Andrews at the Polo Club community in Palm Beach County, Florida for $36,000,000 or an average of $180,000 per apartment unit, resulting in a gain of $8,254,000, net of minority interest of $3,053,000. Net sales proceeds were approximately $15,113,000 after deduction of $20,412,000 for the mortgage note payable assumed by the buyer, and closing costs and prorations totaling $475,000. Roberts Realty reinvested the proceeds in three undeveloped land parcels using a Section 1031 tax-deferred exchange, which permits its shareholders to defer paying the tax they would otherwise incur on the gain.

On October 29, 2004, Roberts Realty sold a 1.2-acre parcel of land located adjacent to its Addison Place community to an unrelated third party for $895,000, resulting in a gain of approximately $102,000, net of minority interest of $37,000. Net sales proceeds were approximately $890,000 after deduction of closing costs and prorations totaling $5,000.

On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.6 acres of undeveloped land for $7,786,000, including closing costs, from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. The property, which Roberts Realty refers to as the Peachtree Parkway property, is zoned for 292 residential units and is located directly across from The Forum shopping center on Peachtree Parkway in Gwinnett County, Georgia. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and to engage Roberts Construction as the general contractor for a fee equal to cost plus 10% (5% profit and 5% overhead). The transaction was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. See Note 9 – Related Party Transactions.

On December 29, 2004, Roberts Realty purchased 29.5 acres of undeveloped land on Westside Parkway located in the north Atlanta submarket of Alpharetta, Georgia from an unrelated third party. The land was acquired for $5,919,000, including closing costs, and is zoned for 109 condominium units, 15,000 square feet of retail space, and a density of 500,000 square feet for a university education center. The transaction was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club.

On January 19, 2005, Roberts Realty purchased 9.8 acres of undeveloped land from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. The purchase price was $15,724,000, including closing costs and was part of the Section 1031 tax-deferred exchange partially funded by sales proceeds from the sale of St. Andrews at the Polo Club. The property, which Roberts Realty refers to as the North Springs property, is located on Peachtree Dunwoody Road directly across the street from MARTA’s North Springs rail station in the Perimeter Center submarket of Atlanta. The property is zoned for a mixed-use development of 356 residential units, 210,000 square feet of office space and 56,000 square feet of retail space. The purchase included a restrictive covenant that requires the land owner to engage Roberts Properties as the development company (if the project is developed for residential use within ten years from the effective date of the covenant) at a fee equal to $5,000 per residential unit, and to engage Roberts Construction as the general contractor for a fee equal to cost plus 10% (5% profit and 5% overhead). See Note 9 – Related Party Transactions.

On May 31, 2005, Roberts Realty sold its Ballantyne Place community in Charlotte, North Carolina for $37,250,000, with the buyer paying an additional $690,000 to reimburse Roberts Realty for a previously paid loan commitment fee, resulting in a total price of $37,940,000, or an average of $118,934 per residential unit. The gain on sale was $4,495,000, net of minority interest of $1,530,000, and cash proceeds were approximately $14,316,000, net of closing costs, mortgage debt, and prorations. Roberts Realty reinvested the proceeds in three existing neighborhood retail centers and three undeveloped tracts of land, as more fully described below, using a Section 1031 tax-deferred exchange.

On June 30, 2005, Robert Realty purchased 14.5 acres of undeveloped land zoned for 217 residential units located adjacent to the 29.5 acres on Westside Parkway that Roberts Realty purchased in December 2004. The land was acquired for $3,324,000, including closing costs, from Roberts Properties Peachtree Dunwoody, LLC, which is wholly owned by Mr. Roberts. The acquisition included a right of first refusal to acquire an adjacent seven-acre parcel of land zoned for 105 residential units from an unrelated third party.

On August 4, 2005, Roberts Realty purchased 22.0 acres of undeveloped land, referred to as Sawmill Village, zoned for 154 residential units located in Cumming, Georgia, a suburb in north

Atlanta. The purchase price was $4,829,000, including closing costs and sewer tap fees of $431,000.

On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323 square-foot retail center located in Alpharetta, Georgia for $10,933,000, including closing costs. Built in 1993, the property is located in the new City of Johns Creek in north Atlanta. Grand Pavilion was 88% occupied at the time of the purchase. Roberts Realty assumed $6,995,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.

On September 30, 2005, Roberts Realty purchased Bassett Shopping Center, a 19,949 square-foot retail center located in Buford, Georgia for $4,847,000, including closing costs. Built in 1999, the property is located directly across from the Mall of Georgia and was 100% occupied at the time of the purchase. Roberts Realty assumed $2,715,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.

On October 27, 2005, Roberts Realty purchased Spectrum at the Mall of Georgia, a 30,050 square-foot retail center located in Buford, Georgia, for $8,495,000, including closing costs. Built in 2002, the property is located directly across from the Mall of Georgia and was 100% occupied at the time of the purchase. Roberts Realty assumed $5,306,000 in debt and financed the balance with proceeds from the sale of Ballantyne Place.

On November 23, 2005, Roberts Realty purchased 36.9 acres of undeveloped land zoned for 210 residential units located in Cumming, Georgia, which Roberts Realty refers to as Highway 20. The purchase price was $5,051,000, which included closing costs and sewer tap fees of $840,000.

On January 31, 2006, Roberts Realty purchased a 1.29-acre parcel of land located adjacent to the Highway 20 land. The purchase price, including closing costs, was $378,000.

On October 3, 2006, Roberts Realty purchased a 1.34-acre parcel of land located adjacent to its Grand Pavilion retail center in Alpharetta, Georgia. The purchase price, including closing costs, was $876,006. Roberts Realty funded this acquisition by drawing on its line of credit, which was subsequently repaid in full prior to December 31, 2006.

On December 6, 2006, Roberts Realty acquired the remaining 18% undivided interest in the Peachtree Parkway property from an unaffiliated third party for $2,284,043, plus closing costs of $22,108. In addition, Roberts Realty paid the $146,000 balance owed by the seller to Roberts Properties for the seller’s portion of the total $811,111 amount incurred under the Design and Development Agreement through the date of closing. The property remains as collateral on the $8,175,000 note taken to fund this acquisition.

The unaudited pro forma amounts from the acquisition of Grand Pavilion, Bassett Shopping Center and Spectrum at the Mall of Georgia for the year ended December 31, 2005, assuming that the acquisitions had taken place on January 1, 2005 is presented in the following table (dollars in thousands, except share and per share amounts).

	For the year ended December 31, 2005
		Pro forma
	As reported	Adjustments	Pro forma
Total operating revenues	5,879	1,918	7,797
Loss (income) from continuing operations	(2,538)	472	(2,066)
Net income	1,256	472	1,728

Weighted average common shares – basic	5,522,630	5,522,630	5,522,630

Weighted average common shares — diluted	7,406,066	7,406,066	7,406,066

Per Share Data – Basic and Diluted
Net income	$0.23	$0.08	$0.31

Unaudited pro forma amounts for the years ended December 31, 2006, 2005 and 2004 assuming the sales of Ballantyne Place, Bradford Creek, Plantation Trace, Preston Oaks, River Oaks, Veranda Chase, and St. Andrews at the Polo Club had taken place as of January 1, 2004 for the periods presented, are presented on the following page (dollars in thousands, except share and per share amounts). The unaudited pro forma information is not necessarily indicative of the results of operations of Roberts Realty had the acquisition and sales occurred at the beginning of the period presented, nor is it indicative of future results.

	Years Ended December 31,
	2006	2005	2004
Total operating revenues	$8,057	$5,879	$5,062
Net loss	(3,858)	(2,538)	(1,522)
Weighted average common shares – basic	5,732,274	5,522,630	5,280,064

Weighted average common shares — diluted	7,576,618	7,406,066	7,220,658

Per Share Data – Basic and Diluted
Net loss	(0.67)	(0.46)	(0.29)

4.	DISCONTINUED OPERATIONS

Roberts Realty reports the results of operations and gains or losses for sold properties in accordance with SFAS No. 144. Gains and losses and results of operations from sold properties are listed separately on the Consolidated Statements of Operations. Interest expense on any property that Roberts Realty has sold along with all expenses related to the retirement of debt are included in discontinued operations in the year incurred.

On February 3, 2006, Roberts Realty entered into a listing agreement for the sale of its 118-unit Addison Place townhome community. On June 5, 2006, Roberts Realty terminated its listing agreement and, as of the date of this report, Roberts Realty has no immediate plans to market the property for sale. As a result, the community no longer meets the criteria outlined in SFAS 144 to be classified as held for sale, and its net real estate assets and liabilities are classified as operating real estate assets and liabilities at December 31, 2006.

On September 29, 2006, Roberts Realty entered into a listing agreement for the sale of its 19,949 square foot Bassett retail center, which Roberts Realty acquired on September 30, 2005. On December 27, 2006, Roberts Realty terminated its listing agreement effective December 31, 2006. Although Roberts Realty intends to market its Bassett retail center for sale at some point during 2007, Roberts Realty determined that the property does not meet the criteria outlined in SFAS 144 to be classified as held for sale and, therefore, its net real estate assets and liabilities are classified as operating real estate assets and liabilities at December 31, 2006.

For the year ended December 31, 2005, Income from Discontinued Operations is composed of the Ballantyne Place apartment community that Roberts Realty sold on May 31, 2005. For the year ended December 31, 2004, income from discontinued operations includes operations from Ballantyne Place and operations from the following apartment communities that Roberts Realty sold on the dates indicated:
•	Bradford Creek, a 180-unit apartment community sold on June 2, 2004;

•	Plantation Trace, a 232-unit apartment community sold on June 2, 2004;

•	Preston Oaks, a 213-unit apartment community sold on June 2, 2004;

•	River Oaks, a 216-unit apartment community sold on June 2, 2004;

•	Veranda Chase, a 250-unit apartment community sold on June 2, 2004; and

•	St. Andrews at the Polo Club, a 200-unit apartment community sold on July 29, 2004.
The table on the following page summarizes the operating revenues and expenses for Roberts Realty’s discontinued operations for the twelve month periods ended December 31, 2005 and 2004 (dollars in thousands):

	Year Ended December 31,
	2005	2004
OPERATING REVENUES:
Rental operations	$887	$6,561
Other operating income	41	420

Total operating revenues	928	6,981

OPERATING EXPENSES:
Personnel	211	943
Utilities	83	509
Repairs, maintenance and landscaping	67	514
Real estate taxes	151	944
Marketing, insurance and other	146	606
Depreciation of real estate assets	741	2,845

Total operating expenses	1,399	6,361

INCOME FROM OPERATIONS	(471)	620

OTHER EXPENSE:
Interest expense	(450)	(2,923)
Expenses related to retirement of debt	—	(719)
Amortization of deferred financing costs	(18)	(106)

Total other expense	(468)	(3,748)

Loss before minority interest	(939)	(3,128)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	238	844

LOSS BEFORE GAIN ON SALE OF REAL ESTATE ASSETS	(701)	(2,284)

GAIN ON SALE OF REAL ESTATE ASSETS, net of minority interest of unitholders	4,495	40,792

INCOME FROM DISCONTINUED OPERATIONS	$3,794	$38,508

5.	NOTES PAYABLE

Roberts Realty has five types of debt:
1.	mortgage notes secured by some of its operating properties;

2.	construction/permanent loans secured by other real estate assets;

3.	land loans used to purchase undeveloped land;

4.	an unsecured, revolving line of credit; and

5.	an insurance premium note payable.
The details of each of the five types of debt are summarized below. For each loan other than the insurance premium note payable, the operating partnership or its wholly owned subsidiary is the borrower, and Roberts Realty is the guarantor.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at December 31, 2006 and 2005 were as follows (in order of maturity date):

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/06	12/31/06	12/31/05
Addison Place Townhomes	11/15/09	6.95%	$8,788,000	$8,927,000
Grand Pavilion Retail Center	07/11/13	5.43%	6,855,000	6,962,000
Spectrum at the Mall of Georgia	05/01/14	5.68%	5,217,000	5,289,000
Addison Place Apartments	05/01/15	6.35%	20,628,000	20,860,000
Bassett Retail Center	10/01/19	8.47%	2,677,000	2,708,000

Total			$44,165,000	$44,746,000

On October 25, 1999, the operating partnership closed a $9,500,000 loan from Prudential Insurance Company secured by the Addison Place townhome community. This loan is scheduled to mature on November 15, 2009. The interest rate is fixed at 6.95% per year for the full 10-year term and the loan is amortized over 30 years.

On May 1, 2000, the operating partnership closed a $22,500,000 loan from Wachovia Bank secured by the Addison Place apartment community. This loan was scheduled to mature on May 10, 2005. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC and, using proceeds from the new loan along with cash on hand, repaid the balance of the Addison Place apartment loan to Wachovia Bank. Roberts Realty is the guarantor of the operating partnership’s obligations under the loan documents. There were no early termination fees due on the repayment of either the Wachovia Bank loan or the related swap agreement. Primary Capital Advisors LC assigned the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in June 2005. The loan has a 10-year term and matures on May 1, 2015. The interest rate is fixed at 6.35% per year for the full 10-year term and the loan is amortized over 30 years. In addition, Roberts Realty has the option, at its election, to extend the loan for an additional one-year period at an interest rate that will float at 250 basis points over a Freddie Mac index.

On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323 square foot retail center, and assumed the existing mortgage with a balance of $6,995,000, a fixed interest rate of 5.43%, and a maturity date of July 11, 2013. The loan is secured by the property and is being amortized over 30 years.

On September 30, 2005, Roberts Realty purchased Bassett Retail Center, a 19,949 square foot retail center, and assumed the existing mortgage with a balance of $2,715,000, a fixed interest rate of 8.47%, and a maturity date of October 1, 2019. The loan is secured by the property and is being amortized over 30 years.

October 27, 2005, Roberts Realty purchased Spectrum at the Mall of Georgia, a 30,050 square foot retail center, and assumed the existing mortgage with a balance of $5,306,000, a fixed interest rate of 5.68%, and a maturity date of May 1, 2014. The loan is secured by the property and is being amortized over 30 years.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan to May 28, 2005 and simultaneously reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date to May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,760,000 plus interest. At December 31, 2006, the outstanding balance on the loan was $3,846,000 and the interest rate was 7.32%.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points, and matures on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007, with all other terms and conditions of the loan remaining the same. At December 31, 2006, the outstanding balance on the loan was $6,363,000 and the interest rate was 7.17%.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan with Wachovia Bank (as amended on January 19, 2005) to help fund a portion of the following land acquisitions:
1.	An 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County, Georgia; the land was acquired on December 29, 2004 for $7,786,000, which includes closing costs. See Note 3, “Acquisitions and Dispositions,” for more information.

2.	29.5 acres of undeveloped land located on Westside Parkway in Alpharetta, Georgia; the land was acquired on December 29, 2004 for $5,919,000, which includes closing costs. See Note 3, “Acquisitions and Dispositions,” for more information.

3.	9.8 acres of undeveloped land located on Peachtree Dunwoody Road in Sandy Springs, Georgia; the land was acquired on January 19, 2005 for $15,724,000, which includes closing costs. See Note 3, “Acquisitions and Dispositions,” for more information.
Roberts Realty repaid $5,800,000 on January 31, 2005 and $7,769,500 On February 17, 2005, leaving a balance of $6,842,500 on the original $20,412,000 loan, at which time Wachovia Bank released the 23.6-acre Peachtree Parkway land as collateral as provided in the loan documents. The loan was secured by the land and the interest rate was the 30-day LIBOR rate plus 185 basis points. Although the loan was not scheduled to mature until December 29, 2005, Roberts Realty prepaid the loan on September 27, 2005 without penalty as explained in the following paragraph.

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to its Westside land purchased in December 2004. This acquisition increased Roberts Realty’s total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan with Compass Bank secured by its investment in Westside. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 27, 2008. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above. At December 31, 2006, the outstanding balance on the loan was $6,480,000 and the interest rate was 7.07%.

On September 29, 2005, Roberts Realty closed a $3,335,000, interest-only loan with Bank of North Georgia secured by Sawmill Village, a 22.0-acre tract of undeveloped land located in Cumming, Georgia. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 29, 2008. Roberts Realty used the proceeds from the loan to fund the acquisition of the Spectrum at the Mall of Georgia retail center, as more fully described in

Note 3, “Acquisitions and Dispositions.” At December 31, 2006, the outstanding balance on the loan was $3,335,000 and the interest rate was 7.07%.

On January 31, 2006, Roberts Realty closed a $4,077,000, interest-only loan with Wachovia Bank, secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming, Georgia. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points. On January 26, 2007, the maturity date of the loan was extended from January 31, 2007 to January 31, 2008, with all other terms and conditions of the loan remaining the same. See Note 12 – Subsequent Events, for more information. At December 31, 2006, the outstanding balance on the loan was $4,077,000 and the interest rate was 7.07%.

On December 6, 2006, the operating partnership closed an $8,175,000 land loan with Wachovia Bank, secured by the Peachtree Parkway land, a 23.6-acre tract of undeveloped land located in Gwinnett County, Georgia The loan matures on December 6, 2007 and interest is payable in consecutive monthly payments of accrued interest only, until maturity. The interest rate on the loan is the one-month LIBOR rate plus 175 basis points, and the loan may be prepaid at any time, in whole or in part, without penalty or premium. At December 31, 2006, the outstanding balance on the loan was $8,175,000 and the interest rate was 7.07%. The proceeds of the loan were or will be used as follows:
•	$2,284,043, plus closing costs of $22,108, was used to acquire the remaining 18% undivided interest in Peachtree Parkway (see Note 3, “Acquisitions and Dispositions,” for more information);

•	$1,350,858 was used to pay off the balance on Roberts Realty’s line of credit; and

•	the remainder will be used for working capital and general corporate purposes, including funding part of Roberts Realty’s development and construction program.
Line of Credit. Roberts Realty has a $2,500,000 unsecured, revolving line of credit to provide funds for short-term working capital purposes. The line of credit, which matures on August 1, 2007, was increased by $500,000 to $2,500,000 on August 1, 2006. At December 31, 2006, there were no outstanding borrowings under the line of credit.

Insurance Premium Note Payable. On September 12, 2006, Roberts Realty signed a premium finance agreement to finance approximately 75% of its property and casualty insurance renewal that took effect on August 1, 2006. The amount financed was $220,000 at a fixed interest rate of 6.25% and a maturity date of June 1, 2007, which is equal to monthly installments of $22,233. At December 31, 2006, the balance outstanding was $109,000.

The scheduled principal payments of all debt outstanding at December 31, 2006 are as follows:

2007	$23,187,000
2008	10,466,000
2009	9,011,000
2010	564,000
2011	599,000
Thereafter	32,723,000

Total	$76,550,000

At December 31, 2006, the weighted average interest rate on Roberts Realty’s short-term debt (scheduled principal payments during 2007 as shown in the above table) was 7.12%. The amount of interest expense that was capitalized was $0, $356,000, and $707,000 for the years ended

December 31, 2006, 2005, and 2004, respectively. Fixed rate mortgage debt with an aggregate carrying value of $44,165,000 at December 31, 2006 has an estimated approximate fair value of $46,374,000 based on interest rates available to Roberts Realty for debt with similar terms and maturities. Real estate assets having a combined depreciated cost of $55,297,000 served as collateral for the outstanding mortgage debt at December 31, 2006.
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

Roberts Realty generally enters into fixed rate debt instruments for its operating assets. In certain situations, Roberts Realty may utilize derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. Roberts Realty does not use these instruments for trading or speculative purposes. Roberts Realty entered into an interest rate swap agreement to fix the interest rate on its Addison Place apartments loan with Wachovia Bank (see Note 5 – “Notes Payable”). The swap agreement was scheduled to expire May 10, 2005, the loan’s scheduled maturity date. The swap agreement was designated as a cash flow hedge and, accordingly, was recorded at fair value in the consolidated balance sheets, and the related gains or losses were deferred in shareholders’ equity, net of minority interest, as a component of other comprehensive income. Amounts received or paid in connection with the swap agreements were recognized as adjustments to interest related to the designated debt. Any ineffective portions of cash flow hedges were recognized immediately in earnings. Roberts Realty held the interest rate swap arrangement and related debt agreement for the Addison Place apartments mortgage loan until April 19, 2005, when it refinanced the mortgage loan and paid off the unamortized balance of the related swap agreement.

7.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the years ended December 31, 2006, 2005, and 2004, a total of 49,876, 59,085, and 93,896 units, respectively, were exchanged for an equal number of shares. Each conversion was reflected in the accompanying consolidated financial statements at book value.

Restricted Stock. Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties, Inc. and Roberts Properties Construction, Inc., which are non-owned affiliates of Roberts Realty. Per the Plan, Roberts Realty may grant up to 400,000 shares of restricted stock, subject to anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.

During the third quarter of 2006, Roberts Realty adopted the provisions of FASB Statement of Financial Accounting Standards No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance SFAS 123R. Under the fair value provisions of the statement, stock-based compensation cost will be measured at the date of grant based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. During the fourth quarter of 2006, Roberts Realty issued 636 shares under the Plan. The adoption of SFAS 123R had a minimal effect on the financial statements for the year ended December 31, 2006. In addition, a total of 483 shares of restricted stock, previously granted prior to the adoption of the Plan, were forfeited and cancelled during 2006 when a former employee left Roberts Realty’s employment before the shares had vested.

Dividends and Distributions. On June 18, 2004, Roberts Realty paid a special distribution of $4.50 per share and unit to shareholders and unitholders in the operating partnership of record on June 14, 2004. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.

Treasury Stock. Roberts Realty repurchased 362,588 shares of its common stock for $2,764,000 prior to 2002, and held those shares in treasury. In June 2005, Roberts Realty sold the treasury shares in a private offering to Mr. Roberts and Mr. Wm. Jarell Jones, a director, for $2,901,000. Proceeds from the sale of these shares were used to fund Roberts Realty’s development and construction program. Roberts Realty did not repurchase any of its outstanding shares of common stock during 2006.

Earnings Per Share. The reconciliations of income available to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	2006	2005	2004
Loss from continuing operations – basic	$(3,858)	$(2,538)	$(1,522)

Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(1,241)	(865)	(556)

Loss from continuing operations – diluted	$(5,099)	$(3,403)	$(2,078)

Income from discontinued operations – basic	–	3,794	38,508

Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	—	1,292	14,167

Income from discontinued operations – diluted	$—	$5,086	$52,675

Net (loss) income – diluted	$(5,099)	$1,683	$50,597

Weighted average shares – basic	5,732,274	5,522,630	5,280,064
Dilutive securities – weighted average units	1,844,344	1,883,436	1,940,594

Weighted average shares – diluted	7,576,618	7,406,066	7,220,658

8.	SEGMENT REPORTING

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities, neighborhood retail centers, and one office building, all of which are currently located in Georgia. As a result, Roberts Realty has four reportable operating segments: multifamily, retail/office, land, and corporate.
1.	the multifamily segment consists of operating apartment communities;

2.	the retail/office segment consists of operating retail centers and an office building;

3.	the land segment consists of various tracts of land that are either under development and construction or held for investment; and

4.	the corporate segment consists primarily of operating cash and cash equivalents plus miscellaneous other assets.

The following table summarizes the operating results of Roberts Realty’s reportable segments for the twelve months ended December 31, 2006. The multifamily segment is composed of the Addison Place apartment community, which consists of 285 apartments and 118 townhomes. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) six tracts of undeveloped land totaling 105 acres in various phases of development, and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Twelve Months Ended December 31, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	$4,959	$2,308	$9	$—	$7,276
Other operating income	264	509	—	8	781

Total operating revenues from consolidated entities	5,223	2,817	9	8	8,057

Operating expenses – continuing	(2,011)	(1,495)	(306)	(1,672)	(5,484)
Depreciation and amortization expense	(1,452)	(1,501)	—	(39)	(2,992)

Total operating expenses from consolidated entities	(3,463)	(2,996)	(306)	(1,711)	(8,476)

Other (expense) income	(1,995)	(1,674)	(1,032)	21	(4,680)

Loss from continuing operations before minority interest	(235)	(1,853)	(1,329)	(1,682)	(5,099)

Minority interest of unitholders in the operating partnership	57	451	324	409	1,241

(Loss) from continuing operations	(178)	(1,402)	(1,005)	(1,273)	(3,858)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(178)	$(1,402)	$(1,005)	$(1,273)	$(3,858)

Total assets at December 31, 2006	$31,754	$38,775	$56,583	$4,655	$131,767

The following table summarizes the operating results of Roberts Realty’s reportable segments for the twelve months ended December 31, 2005. The multifamily segment is composed of the Addison Place apartment community and Ballantyne Place, an apartment community located in Charlotte, North Carolina that Roberts Realty sold in May 2005. The retail/office segment is composed of the Addison Place Shops (beginning in the third quarter of 2005), Grand Pavilion retail center (acquired September 29, 2005), Bassett retail center (acquired September 30, 2005), Spectrum at the Mall of Georgia retail center (acquired October 27, 2005), and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 100 acres in various phases of development, and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Twelve Months Ended December 31, 2005
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	$4,925	$543	$17	$—	$5,485
Other operating income	307	71	—	16	394

Total operating revenues from consolidated entities	5,232	614	17	16	5,879

Operating expenses – continuing	(1,865)	(423)	(174)	(1,541)	(4,003)
Depreciation and amortization expense	(1,576)	(538)	—	(2)	(2,116)

Total operating expenses from consolidated entities	(3,441)	(961)	(174)	(1,543)	(6,119)

Other (expense) income	(2,253)	(651)	(271)	12	(3,163)

Loss from continuing operations before minority interest	(462)	(998)	(428)	(1,515)	(3,403)

Minority interest of unitholders in the operating partnership	117	254	109	385	865

(Loss) from continuing operations	(345)	(744)	(319)	(1,130)	(2,538)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	3,794	—	—	—	3,794

Net (loss) income	$3,449	$(744)	$(319)	$(1,130)	$1,256

Total assets at December 31, 2005	$33,029	$39,704	$52,190	$2,226	$127,149

The following table summarizes the operating results of Roberts Realty’s reportable segments for the twelve months ended December 31, 2004. The multifamily segment is composed of the Addison Place apartment community, Ballantyne Place, and six apartment communities that Roberts Realty sold during 2004. (See Note 4, “Discontinued Operations,” for more information.) The retail/office segment is composed of the Northridge office building. The land segment is composed of (a) three tracts of undeveloped land totaling 31 acres in various phases of development, (b) one tract of undeveloped land totaling 29.5 acres that is held for investment, and (c) the Addison Place Shops, which was under construction during 2004. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Twelve Months Ended December 31, 2004
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	$4,740	$34	$—	$—	$4,774
Other operating income	251	—	—	37	288

Total operating revenues from consolidated entities	4,991	34	—	37	5,062

Operating expenses – continuing	(1,736)	(161)	(29)	(1,715)	(3,641)
Depreciation and amortization expense	(1,606)	(89)	—	—	(1,695)

Total operating expenses from consolidated entities	(3,342)	(250)	(29)	(1,715)	(5,336)

Other (expense) income	(2,582)	(33)	57	612	(1,946)

Loss from continuing operations before minority interest	(933)	(249)	28	(1,066)	(2,220)

Minority interest of unitholders in the operating partnership	250	67	(7)	286	596

(Loss) income from continuing operations	(683)	(182)	21	(780)	(1,624)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	102	—	102

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	38,508	—	—	—	38,508

Net (loss) income	$37,825	$(182)	$123	$(780)	$36,986

Total assets at December 31, 2004	$66,218	$6,798	$28,305	$27,908	$129,229

9.	RELATED PARTY TRANSACTIONS

Transactions with Mr. Charles S. Roberts and His Affiliates

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. On May 19, 2004, Roberts Realty adopted a new charter for the audit committee of its board of directors under the applicable rules of the American Stock Exchange. Under the new charter, related party transactions are also subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with those policies.

Design and Development Agreements with Roberts Properties. Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, exterior design, finish selection, interior design, and construction administration. During 2005 and 2006, Roberts Realty entered into the following design and development agreements with Roberts Properties.
1.	on April 14, 2005 for the Peachtree Parkway property;

2.	on April 14, 2005 for the North Springs property (formerly referred to as the Peachtree Dunwoody property);

3.	on August 4, 2005 for the Sawmill Village property; and 4. on February 21, 2006 for the Highway 20 property.
The financial terms of the agreements are generally $5,000 per residential unit payable over the development period. The following table summarizes the four design and development agreements listed above.

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	12/31/06	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (note 1)	1,460,000	811,000	649,000
Sawmill Village	770,000	100,000	670,000
Highway 20 - Cumming	1,050,000	100,000	950,000

	$5,060,000	$2,000,000	$3,060,000

Note 1:	On December 6, 2006, Roberts Realty acquired the remaining 18% undivided interest in the Peachtree Parkway land from an unaffiliated third party for $2,284,043, plus closing costs of $22,108. In addition, Roberts Realty paid the $146,000 balance owed by the seller to Roberts Properties for the seller’s portion of the total $811,111 amount incurred under the Design and Development Agreement through the date of closing.
Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. Roberts Construction began construction on the 39,205 square foot Addison Place Shops retail center before Roberts Realty purchased the property, and in 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction to finish the construction. Prior to 2004, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction for the Ballantyne Place residential community located in Charlotte, North Carolina that Roberts Realty sold in May 2005.

During 2005 and 2006, Roberts Realty entered into the following cost plus 10% construction contracts with Roberts Construction. See Note 10, “Commitments and Contingencies,” for more information.
1.	on April 14, 2005 for the Peachtree Parkway property;

2.	on April 14, 2005 for the North Springs property (formerly referred to as the Peachtree Dunwoody property);

3.	on August 4, 2005 for the Sawmill Village property; and

4.	on February 21, 2006 for the Highway 20 property.
Land Acquisitions. On December 29, 2004, Roberts Realty purchased an 82% undivided interest in 23.6 acres of undeveloped land (Peachtree Parkway) for $7,786,000 from Roberts Properties Peachtree Parkway, L.P., a partnership owned and controlled by Mr. Roberts. Subsequently, on December 6, 2006, Roberts Realty acquired the remaining 18% undivided interest from an unaffiliated third party. (See Note 3 – Acquisitions and Dispositions, for more information). In acquiring the Peachtree Parkway property, Roberts Realty assumed and became bound by a restrictive covenant that expires on October 29, 2014. The covenant was recorded in favor of Roberts Properties and Roberts Construction and states Roberts Properties will be paid a development fee equal to $5,000 per residential unit and Roberts Construction will be engaged as the general contractor for the project for a fee equal to cost plus 10%.

On January 19, 2005, Roberts Realty purchased 9.8 acres of undeveloped land (North Springs) for $15,724,000 from Roberts Properties Peachtree Dunwoody, LLC, which is owned and controlled by Mr. Roberts. (See Note 3, “Acquisitions and Dispositions,” for more information.) In acquiring the North Springs property, Roberts Realty assumed and became bound by a restrictive covenant that expires January 3, 2015. The covenant was recorded in favor of Roberts Properties and Roberts Construction and states Roberts Properties will be paid a development fee equal to $5,000 per residential unit and Roberts Construction will be engaged as the general contractor for the project for a fee equal to cost plus 10%.

Roberts Realty entered into design and development agreements and construction contracts on the Peachtree Parkway and North Springs projects to satisfy the restrictive covenants.

Roberts Realty paid Roberts Construction for labor and materials to perform capital improvements for the communities in the amounts of $0, $27,000 and $12,000 in 2006, 2005 and 2004, respectively.

Partnership Profits Interests. Between 1994 and 1996, the operating partnership acquired nine limited partnerships of which Mr. Roberts was the sole general partner. Each partnership owned an apartment community that had been developed or was in the development process. As a part of each acquisition, the operating partnership assumed an existing financial obligation to an affiliate of Mr. Roberts. That financial obligation was formalized as a profits interest in the operating partnership. As the holder of the profits interest, Roberts Properties was entitled to receive distributions of a specified percentage of the gross sales proceeds of some, but not all, of the apartment communities owned by Roberts Realty. The amount distributed to Roberts Properties with respect to each obligated property was limited to the amount by which the gross proceeds from the sale of that property exceeded the sum of:

•	the debt assumed, or taken subject to, by the operating partnership in connection with its acquisition of the property;

•	the equity issued by the operating partnership in acquiring the property; and

•	all subsequent capital improvements to the property made by the operating partnership.
On June 2, 2004, Roberts Realty sold five of its Atlanta apartment communities for $109,150,000, resulting in a gain of $32,404,000, net of minority interest of $11,985,000. As a result of the sale, Roberts Realty paid to Roberts Properties partnership profits interest distributions totaling $3,182,000 for three of the five communities that were sold: River Oaks, Preston Oaks Phase I, and Plantation Trace Phase I.

Other Fees. During 2006, 2005 and 2004, affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $80,000, $108,000 and $88,000, respectively.

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

On March 27, 2006, Roberts Realty entered into a lease agreement with each of the Roberts Companies. These leases supersede the month-to-month leases that were previously in effect, and the new terms were retroactively effective as of January 1, 2006. The terms of the lease to Roberts Properties include a total of 5,336 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Roberts Properties paid Roberts Realty $94,000 in 2006 under this lease and the previous lease. Roberts Properties has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. Roberts Properties has exercised its option to renew the lease for 2007.

The terms of the lease to Roberts Construction include a total of 1,542 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Roberts Construction paid Roberts Realty $25,000 in 2006 under this lease and the previous lease. Roberts Construction has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. Roberts Construction has exercised its option to renew the lease for 2007.

Transactions with Charles R. Elliott

In 2004, Roberts Realty paid Charles R. Elliott, a director of Roberts Realty and former Chief Financial Officer, $205,000 in consulting fees for services he performed on the sale of five apartment communities to Colonial Properties Trust, the sale of St. Andrews at the Polo Club, the refinancing of the Ballantyne Place debt, and the refinancing of the Addison Place apartments debt. Effective May 31, 2006, Roberts Realty hired Mr. Charles R. Elliott as its Chief Financial Officer, Secretary, and Treasurer. Roberts Realty agreed with Mr. Elliott that it would pay him $70 per hour for his service in those positions. Under that arrangement, Roberts Realty paid Mr. Elliott $88,812 for his services.

10.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has six projects in various phases of development and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 9 – Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction a general contractor fee equal to cost plus 10% (5% overhead and 5% profit). The cost of these six new projects has not been determined because the architectural design, land planning, floor plans, and other details have not been finalized. In addition to its contracts with Roberts Properties and Roberts Construction, Roberts Realty has entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of its projects. Roberts Realty estimates the total cost of the six projects, including development fees payable to Roberts Properties and contractor fees payable to Roberts Construction, to be approximately $206 million, although the final cost could be materially different.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs, Sawmill, and Highway 20 projects. At December 31, 2006, outstanding commitments on these contracts totaled $96,000.

At December 31, 2006, Roberts Realty had one $500,000 letter of credit outstanding. The letter of credit is a requirement of the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 27, 2007.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations. In 2006, a lien for approximately $1,191,000 was filed against the North Springs property for a dispute over architectural fees. Roberts Realty believes that it has made an adequate provision in the financial statements for any liability that may result upon settlement of the lien matter.

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 1,799,610 units outstanding at December 31, 2006 that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officer and directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2006.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty’s operating properties, development projects, and land held for investment have not revealed any environmental liability that it believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any liability of that type.
11.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share data)

	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Year Ended December 31, 2006
Total operating revenues	$1,586	$2,182	$1,878	$2,411
(Loss) income from operations	30	(66)	(170)	176
(Loss) from continuing operations	(695)	(900)	(994)	(1,325)
Income (loss) from discontinued operations	58	—	(2)	—
Net income (loss)	(637)	(900)	(996)	(1,325)
Per share (diluted):
Loss from continuing operations	$(0.12)	$(0.16)	$(0.17)	$(0.23)
Income from discontinued operations	$0.01	—	—	—
Net (loss)	$(0.11)	$(0.16)	$(0.17)	$(0.23)

Year Ended December 31, 2005
Total operating revenues	$1,.325	$1,330	$1,332	$1,892
Income (loss) from operations	(39)	(127)	(128)	54
Loss from continuing operations	(589)	(642)	(710)	(597)
Income (loss) from discontinued operations	(410)	4,175	29	—
Net income (loss)	(999)	3,533	(681)	(597)
Per share (diluted):
(Loss) from continuing operations	$(0.11)	$(0.12)	$(0.13)	$(0.10)
Income (loss) from discontinued operations	$(0.08)	0.77	—	—
Net income (loss)	$(0.19)	0.65	$(0.13)	$(0.10)
(Amounts have been restated, as appropriate, to give effect to discontinued operations)

12.	SUBSEQUENT EVENTS

On January 26, 2007, Roberts Realty extended the maturity date of the $4,077,000 interest-only loan secured by land on Highway 20 in Cumming, Georgia from January 31, 2007 to January 31, 2008. All other terms and conditions remained the same.

On February 28 2007, the compensation committee granted 25,000 shares of restricted stock under the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. These shares have an approximate value of $200,000 based on a price of $8.00 per share and are subject to forfeiture restrictions, which lapse on June 1, 2007 for 6,250 shares and March 1, 2012 for 18,750 shares.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(Dollars in Thousands)

		Initial Cost to Company			Carried at Close of Period
				Improvements
				Capitalized
				After
			Buildings and	Acquisition/		Buildings and
Description	Encumbrance	Land	Improvements	Construction	Land	Improvements	Total
OPERATING PROPERTIES
Addison Place Apartments	$20,627	$3,152	$25,917	$562	$3,152	$26,479	$29,631
Addison Place Townhomes	8,788	2,053	10,440	403	2,053	10,843	12,896
Grand Pavilion Retail Center (a)	6,855	3,996	7,008	29	3,996	7,037	11,033
Addison Place Shops	6,364	1,848	6,569	103	1,848	6,672	8,520
Spectrum Retail Center (a)	5,217	3,190	4,565	69	3,190	4,634	7,824
Northridge Office Building	3,846	357	6,511	205	357	6,716	7,073
Bassett Retail Center (a)	2,677	1,726	2,763	7	1,726	2,770	4,496

Total Operating Properties	$54,374	$16,322	$63,773	$1,378	$16,322	$65,151	$81,473

CONSTRUCTION IN PROGRESS AND REAL ESTATE UNDER DEVELOPMENT
Addison Place Shops, Building “D”	$—	$259	$—	$20	$259	$20	$279
North Springs	—	15,739	—	2,729	15,739	2,729	18,468
Peachtree Parkway	8,175	10,490	—	978	10,490	978	11,468
Northridge Community	—	5,300	—	1,388	5,300	1,388	6,688
Highway 20 Cumming	4,077	5,478	—	109	5,478	109	5,587
Sawmill Village	3,335	4,829	—	161	4,829	161	4,990

Total Properties Under Construction	$15,587	$42,095	$—	$5,385	$42,095	$5,385	$47,480

LAND HELD FOR INVESTMENT
Westside Parkway	$6,480	$9,019	$—	$—	$9,019	$—	$9,019

Total	$76,441	$67,436	$63,773	$6,763	$67,436	$70,536	$137,972

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006
(Dollars in Thousands)

				Life on which
	Accumulated	Date of Original	Date	Depreciation
Description	Depreciation	Construction	Acquired	is Computed
Addison Place Townhomes	$3,705	1999	Sept – 99	3 – 27.5 Years
Addison Place Apartments	7,448	1999	June – 98	3 – 27.5 Years
Addison Place Shops	445	2005	May - 05	3 – 27.5 Years
Northridge Office Building	623	2004	June – 01	3 – 27.5 Years
Grand Pavilion Shopping Center	308	1999	Sept – 05	3 – 27.5 Years
Spectrum Shopping Center	194	2002	Oct – 05	3 – 27.5 Years
Bassett Shopping Center	121	1999	Sept - 05	3 – 27.5 Years

Total	$12,844

The accompanying notes are an integral part of this schedule.

(a)	A portion of Building and Improvements is acquisition cost allocated to the fair value of in-place leases. This cost is being amortized over the life of the respective leases.

(b)	Gross capitalized costs of operating real estate assets are summarized as follows:

	2006	2005	2004
BALANCE AT BEGINNING OF PERIOD	$80,366	$80,649	$152,553
Additions during period:
Other additions	1,281	31,105	38,893
Improvements	89	823	217

Total Additions	1,370	31,928	39,110

Deductions during period:
Sales	—	(32,211)	(110,646)
Other disposals	(263)	—	(368)

Total disposals	(263)	(32,211)	(111,014)

Balance at close of period	$81,473	$80,366	$80,649

(c)	Accumulated depreciation on operating real estate assets is as follows:

	2006	2005	2004
BALANCE AT BEGINNING OF PERIOD	$10,260	$9,157	$30,871
Additions during period:
Depreciation expense	2,595	2,788	4,540

Deductions during period:
Sales	—	(1,685)	(26,101)
Other disposals	(11)	—	(153)

Total disposals	(11)	(1,685)	(26,254)

Balance at close of period	$12,844	$10,260	$9,157

(a)	3. Exhibits required by Item 601 of Regulation S-K.
     We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference in our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk. The exhibits listed from Exhibit 10.1.1 through Exhibit 10.10.3 are management contracts or compensatory plans or arrangements.
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

Exhibit
No.	Description
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

Corporate Office Building

10.1.1
Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Corporate Office Building). [Incorporated by reference to Exhibit 10.20.5 in our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.1.2
Office Lease between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated November 23, 2004. [Incorporated by reference to Exhibit 10.1.6 in our annual report on Form 10-K for the year ended December 31, 2004.]

10.1.3
Office Lease between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

10.1.4
Office Lease between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated November 23, 2004. [Incorporated by reference to Exhibit 10.1.7 in our annual report on Form 10-K for the year ended December 31, 2004.]

10.1.5
Office Lease between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

Addison Place Shops

10.2.1
Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Addison Place Shops). [Incorporated by reference to Exhibit 10.21.3 in our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

Northridge

10.3.1
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated June 15, 2001 (Northridge). [Incorporated by reference to Exhibit 10.1.17 in our annual report on Form 10-K for the year ended December 31, 2001.]

Exhibit
No.	Description
10.3.2
Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. (Northridge). [Incorporated by reference to Exhibit 10.1.18 in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]

Peachtree Parkway

10.4.1
Sales Contract dated December 29, 2004 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Parkway, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 5, 2005.]

10.4.2
Tenants-In-Common Agreement between Georgianna Jean Valentino and Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 5, 2005.]

10.4.3
Restrictive Covenant by Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 5, 2005.]

10.4.4
Design and Development Agreement among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties, Inc. for the Peachtree Parkway property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 12, 2005.]

10.4.5
Amendment Number 1 to Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 6, 2006.]

10.4.6
Construction Contract among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties Construction, Inc. for the Peachtree Parkway property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 12, 2005.]

10.4.7
Amendment Number 1 to Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 6, 2006.]

North Springs (formerly Peachtree Dunwoody)

10.5.1
Sales Contract dated January 19, 2005 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Dunwoody, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 21, 2005.]

10.5.2
Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

Exhibit
No.	Description
10.5.3
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.5.4
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

Westside

10.6.1
Purchase contract dated June 28, 2005 between Roberts Properties Residential, L.P. and Roberts Properties Peachtree Dunwoody, LLC (Westside). [Incorporated by reference to Exhibit 10.11 in our quarterly report on Form 10-Q for the quarter ended June 30, 2005.]

Sawmill

10.7.1
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Sawmill property in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

10.7.2
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Sawmill property in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated August 9, 2005.]

Highway 20

10.8.1
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Highway 20 property in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.8.2
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Highway 20 property in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

Compensation Agreements and Arrangements, and Restricted Stock Plan

10.9.1
Determination of annual base salaries for 2005, effective January 1, 2005, for the registrant’s executive officers, and determination that there will be no further bonus paid to Mr. Roberts related to his 2004 performance. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated March 9, 2005.]

10.9.2	Determination of the registrant’s executive officer salaries for 2005 and bonuses for 2004. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated March 9, 2005.]

10.9.3	Determination of bonuses for the registrant’s executive officers for 2005. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated June 21, 2005.]

Exhibit
No.	Description
10.9.4
Determination of annual base salary for 2006, effective January 1, 2006, for Charles S. Roberts, the registrant’s President and Chief Executive Officer. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated May 16, 2006.]

10.9.5
Determination of compensation arrangements for the interim Chief Financial Officer of Roberts Realty Investors, Inc. [Incorporated by reference to Item 5.02 in our current report on Form 8-K dated May 31, 2006.]

10.9.6	2006 Roberts Realty Investors, Inc. Restricted Stock Plan [Incorporated by reference to Annex A to the registrant’s definitive proxy statement filed July 20, 2006.]

Other Agreements with Affiliates

10.10.1
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

10.10.2
Agreements between Roberts Realty Investors, Inc. and each of Charles S. Roberts and Wm. Jarell Jones to acquire shares of treasury stock. [Incorporated by reference to our current report on Form 8-K dated June 22, 2005.]

10.10.3
Agreement between Roberts Realty and Charles R. Elliott for him to assist Roberts Realty in offering its Addison Place townhome community in Alpharetta, Georgia for sale. [Incorporated by reference to our current report on Form 8-K dated November 15, 2005.]

Addison Place Financing Documents:

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

10.11.3
Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Townhomes). [Incorporated by reference to Exhibit 10.14.06 in our annual report on Form 10-K for the year ended December 31, 1999.]

10.11.4
Promissory Note executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000, in the original principal amount of $22,500,000 (Addison Place Apartments). [Incorporated by reference to Exhibit 10.14.09 in our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

Exhibit
No.	Description
10.11.5
Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents Agreement executed by Roberts Properties Residential, L.P. in favor of First Union National Bank, dated May 3, 2000 (Addison Place Apartments). [Incorporated by reference to Exhibit 10.14.10 in our quarterly report on Form 10-Q for the quarter ended June 30, 2000.]

10.11.6
Multifamily Note in the principal amount of $21,000,000, dated April 19, 2005, executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 19, 2005.]

10.11.7
Multifamily Deed to Secure Debt, Assignment of Rents, and Security Agreement dated April 19, 2005 made by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 19, 2005.]

10.11.8
Guaranty dated April 19, 2005 made by Roberts Realty Investors, Inc. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 19, 2005.]

Peachtree Parkway / North Springs (formerly Peachtree Dunwoody)
Financing Documents

10.12.1
Promissory Note in the principal amount of $20,411,550, dated December 29, 2004, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated January 5, 2005.]

10.12.2
Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents dated December 29, 2004 made by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated January 5, 2005.]

10.12.3
Unconditional Guaranty of Payment and Performance dated December 29, 2004 made by Roberts Realty Investors, Inc. in favor of Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K dated January 5, 2005.]

10.12.4
First Consolidated Amendatory Agreement dated January 19, 2005 among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc., and Wachovia Bank, National Association. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 21, 2005.]

10.12.5
Promissory Note in the principal amount of $8,175,000, dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated December 6, 2006.]

10.12.6
Deed to Secure Debt and Assignment of Rents dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated December 6, 2006.]

Exhibit
No.	Description
10.12.7
Unconditional Guaranty dated December 6, 2006, executed by Roberts Realty Investors, Inc. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated December 6, 2006.]

Sale of Ballantyne Place

10.13.1
Sales Contract dated May 2, 2005 between Roberts Properties Residential, L.P. and Post Apartment Homes, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated May 2, 2005.]

Ballantyne Place Financing Documents: (1)

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

Other Exhibits:

21	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent – Deloitte & Touche LLP.

23.2	Independent Auditors’ Consent – Reznick Group, P.C.

24.1	Power of Attorney (contained on the signature page hereof).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Charles S. Roberts, Chairman of the Board, Chief Executive Officer and President
Date: March 26, 2007
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

Signature	Title	Date

/s/ Charles S. Roberts Charles S. Roberts	Chairman of the Board, Chief Executive Officer and President	March 26, 2007

/s/ Charles R. Elliott Charles R. Elliott	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 26, 2007

/s/ Dennis H. James Dennis H. James	Director	March 26, 2007

/s/ Wm. Jarell Jones Wm. Jarell Jones	Director	March 26, 2007

/s/ James M. Goodrich James M. Goodrich	Director	March 26, 2007

/s/ Ben A. Spalding Ben A. Spalding	Director	March 26, 2007