Form 10-Q
period 2007-03-31
ROBERTS REALTY INVESTORS INC
filed 2007-05-14
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:           to

Commission File Number: 001-13183

Roberts Realty Investors, Inc.
 (Exact name of registrant as specified in its charter)

Georgia	58-2122873
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

450 Northridge Parkway, Suite 302, Atlanta, Georgia	30350
(Address of Principal Executive Offices)	(Zip Code)

(770) 394-6000
(Registrant’s telephone number, including area code)

(Former name or former address if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock on May 2, 2007 was 5,807,141.

PART I

ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

REAL ESTATE ASSETS – At cost:
Land	$16,322	$16,322
Buildings and improvements	60,970	60,970
Furniture, fixtures and equipment	4,227	4,098

	81,519	81,390
Less accumulated depreciation	(13,426)	(12,814)

Operating real estate assets	68,093	68,576
Construction in progress and real estate under development	47,637	47,480
Land held for development	9,019	9,019

Net real estate assets	124,749	125,075

CASH AND CASH EQUIVALENTS	3,726	4,408

RESTRICTED CASH	535	416

DEFERRED FINANCING & LEASING COSTS – Net of accumulated amortization of $425 and $377 at March 31, 2007 and December 31, 2006, respectively	576	561

FAIR VALUE OF LEASES – Net of accumulated amortization of $380 and $320 at March 31, 2007 and December 31, 2006, respectively	732	806

OTHER ASSETS – Net	429	501

	$130,747	$131,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$43,995	$44,165
Construction notes payable	10,169	10,209
Land note payable	22,067	22,067
Insurance premium note payable	44	109
Accounts payable and accrued expenses	1,181	791
Due to affiliates	70	14
Security deposits and prepaid rents	298	251

Total liabilities	77,824	77,606

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	12,495	12,863

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,807,141 and 5,777,458 shares issued at March 31, 2007 and December 31, 2006, respectively	58	58
Additional paid-in capital	27,691	27,429
Unamortized restricted stock compensation	(178)	(5)
Retained earnings	12,857	13,816

Total shareholders’ equity	40,428	41,298

	$130,747	$131,767

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$1,722	$1,806
Other operating income	153	194

Total operating revenues	1,875	2,000

OPERATING EXPENSES:
Personnel	134	153
Utilities	134	120
Repairs, maintenance and landscaping	129	125
Real estate taxes	306	260
Marketing, insurance and other	86	100
General and administrative expenses	394	374
Write-off of fair value/market value of leases (net)	9	—
Depreciation of real estate assets	685	602

Total operating expenses	1,877	1,734

INCOME (LOSS) FROM OPERATIONS	(2)	266

OTHER INCOME (EXPENSE):
Interest income	55	31
Interest expense	(1,263)	(1,103)
Amortization of deferred financing & leasing costs	(47)	(36)

Total other expense	(1,255)	(1,108)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,257)	(842)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	298	206

(LOSS) FROM CONTINUING OPERATIONS	(959)	(636)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	—	—

NET (LOSS)	$(959)	$(636)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (Note 6):

(Loss) from continuing operations – basic	$(0.17)	$(0.11)
(Loss) income from discontinued operations — basic	—	—

Net (loss) – basic	$(0.17)	$(0.11)

(Loss) from continuing operations – diluted	$(0.17)	$(0.11)
(Loss) income from discontinued operations – diluted	—	—

Net (loss) – diluted	$(0.17)	$(0.11)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income	$(959)	$(636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	—	—
Minority interest of unitholders in the operating partnership	(298)	(206)
Depreciation and amortization	733	645
Amortization of above and below market leases	26	6
Write-off of fair value/market value of leases (net)	10	—
Amortization of deferred compensation	19	3
Change in assets and liabilities:
Decrease in other assets	37	21
(Increase) in restricted cash	(119)	(100)
(Decrease) in amounts due affiliates	(8)	(5)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	431	122

Net cash (used in) operating activities	(128)	(150)

INVESTING ACTIVITIES:
Payment of leasing costs	(45)	(12)
Increase in accounts payable and other liabilities relating to investing	5	—
Increase (decrease) in due to affiliates	64	(92)
Acquisition and construction of real estate assets	(286)	(492)

Net cash (used in) investing activities	(262)	(596)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(170)	(141)
Proceeds from land note payable	—	4,077
Payment of loan costs	(17)	(74)
Repayment of construction note payable	(40)	—
Repayment of insurance premium note payable	(65)	—
Repayment of line of credit	—	(2,000)

Net cash (used in) provided by financing activities	(292)	1,862

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(682)	1,116

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,408	1,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,726	$2,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,291	$1,040

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its wholly owned subsidiaries. Roberts Realty is the sole general partner of the operating partnership and had a 76.39% ownership interest at March 31, 2007 and a 76.25% ownership interest at December 31, 2006. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At March 31, 2007, Roberts Realty owned the following properties, all of which are located in the Atlanta metropolitan area:

•	one multifamily apartment community, consisting of 285 garden apartments and 118 townhomes;

•	four neighborhood retail centers totaling 151,527 square feet, including a 39,205 square foot retail center that is in its lease-up phase;

•	a 37,864 square foot commercial office building that is also in its lease-up phase, part of which serves as Roberts Realty’s corporate headquarters;

•	six tracts of undeveloped land totaling 105 acres in various phases of development; and

•	a 44-acre tract of land that is held for investment.

Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”). As a result, Roberts Realty generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually to its shareholders at least 90% of its taxable income, as defined in the Code, and satisfies certain other requirements. If Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. These contracts relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. See Note 8 – Related Party Transactions.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 23.70% for the three months ended March 31, 2007 and 24.41% for the three months ended March 31, 2006. The minority interest of the unitholders was $12,495,000 at March 31, 2007 and $12,863,000 at December 31, 2006.

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

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

3.	ACQUISITIONS AND DISPOSITIONS

On January 31, 2006, Roberts Realty purchased a 1.29-acre parcel of land for $387,000 adjacent to its Highway 20 land in Cumming, Georgia.

On October 3, 2006, Roberts Realty purchased a 1.34-acre parcel of land located adjacent to its Grand Pavilion retail center in Alpharetta, Georgia. The purchase price, including closing costs, was $876,006. Roberts Realty funded this acquisition by drawing on its line of credit, which Roberts Realty subsequently repaid in full before December 31, 2006.

On December 6, 2006, Roberts Realty acquired the remaining 18% undivided interest in the Peachtree Parkway property from an unaffiliated third party for $2,284,043, plus closing costs of $22,108. In addition, Roberts Realty paid the $146,000 balance owed by the seller to Roberts Properties for the seller’s portion of the total $811,111 amount incurred under a design and development agreement with Roberts Properties through the date of closing. The property remains as collateral for the $8,175,000 loan that Roberts Realty obtained to fund this acquisition.

4.	DISCONTINUED OPERATIONS

Roberts Realty reports the results of operations and gains or losses for sold properties in accordance with Statement of Financial Accounting Standards No. 144. Gains and losses and results of operations from sold properties are listed separately on the Consolidated Statements of Operations. Interest expense on any property that Roberts Realty has sold, along with all expenses related to the retirement of debt, are included in discontinued operations in the year incurred.

On February 3, 2006, Roberts Realty entered into a listing agreement for the sale of its 118-unit Addison Place townhome community. On June 5, 2006, Roberts Realty terminated its listing agreement and, as of the date of this report, Roberts Realty has no immediate plans to market the property for sale. As a result, the community no longer meets the criteria outlined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be classified as held for sale, and its net real estate assets and liabilities are classified as operating real estate assets and liabilities at March 31, 2007.

On September 29, 2006, Roberts Realty entered into a listing agreement for the sale of its 19,949 square foot Bassett retail center. On December 27, 2006, Roberts Realty terminated its listing agreement effective December 31, 2006. Although Roberts Realty intends to market its Bassett retail center for sale at some point during 2007, Roberts Realty determined that the property does not meet the criteria outlined in SFAS 144 to be classified as held for sale and, therefore, its net real estate assets and liabilities are classified as operating real estate assets and liabilities at March 31, 2007.

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

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at March 31, 2007 and December 31, 2006 were as follows (in order of maturity date):

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	03/31/07	03/31/07	12/31/06

Addison Place Townhomes	11/15/09	6.95%	$8,752,000	$8,788,000
Grand Pavilion Retail Center	07/11/13	5.43%	6,826,000	6,855,000
Spectrum at the Mall of Georgia	05/01/14	5.68%	5,197,000	5,217,000
Addison Place Apartments	05/01/15	6.35%	20,552,000	20,628,000
Bassett Retail Center	10/01/19	8.47%	2,668,000	2,677,000

Total			$43,995,000	$44,165,000

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

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan to May 28, 2005 and simultaneously reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date to May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,752,000 plus interest. At March 31, 2007, the outstanding balance on the loan was $3,806,000 and the interest rate was 7.32%.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points, and matures on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007, with all other terms and conditions of the loan remaining the same. At March 31, 2007, the outstanding balance on the loan was $6,363,000 and the interest rate was 7.17%.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan with Wachovia Bank (as amended on January 19, 2005) to help fund a portion of the following land acquisitions:

1.
An 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County. Roberts Realty acquired the land on December 29, 2004 for $7,786,000, which includes closing costs.

2.	29.5 acres of undeveloped land located on Westside Parkway in Alpharetta. Roberts Realty acquired the land on December 29, 2004 for $5,919,000, which includes closing costs.

3.	9.8 acres of undeveloped land located on Peachtree Dunwoody Road in Sandy Springs, Georgia. Roberts Realty acquired the land on January 19, 2005 for $15,724,000, which includes closing costs.

For more information about the above loans, see Note 3 – Acquisitions and Dispositions.

Roberts Realty repaid $5,800,000 on January 31, 2005 and $7,769,500 on February 17, 2005, leaving a balance of $6,842,500 on the original $20,412,000 loan. On February 17, 2005, Wachovia Bank released the 23.6-acre Peachtree Parkway land as collateral as provided in the loan documents. The loan was secured by the land and the interest rate was the 30-day LIBOR rate plus 185 basis points. Although the loan was not scheduled to mature until December 29, 2005, Roberts Realty prepaid the loan on September 27, 2005 without penalty as explained in the following paragraph.

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to its Westside land purchased in December 2004. This acquisition increased Roberts Realty’s total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan with Compass Bank secured by its investment in Westside. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 27, 2008. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above. At March 31, 2007, the outstanding balance on the loan was $6,480,000 and the interest rate was 7.07%.

On September 29, 2005, Roberts Realty closed a $3,335,000 interest-only loan with Bank of North Georgia secured by Sawmill Village, a 22.0-acre tract of undeveloped land located in Cumming, Georgia. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 29, 2008. Roberts Realty used the proceeds from the loan to fund the acquisition of the Spectrum at the Mall of Georgia retail center, as more fully described in Note 3 – Acquisitions and Dispositions. At March 31, 2007, the outstanding balance on the loan was $3,335,000 and the interest rate was 7.07%.

On January 31, 2006, Roberts Realty closed a $4,077,000, interest-only loan with Wachovia Bank, secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming, Georgia. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points. On January 26, 2007, the maturity date of the loan was extended from January 31, 2007 to January 31, 2008, with all other terms and conditions of the loan remaining the same. At March 31, 2007, the outstanding balance on the loan was $4,077,000 and the interest rate was 7.07%.

On December 6, 2006, the operating partnership closed an $8,175,000 land loan with Wachovia Bank, secured by the Peachtree Parkway land, a 23.6-acre tract of undeveloped land located in Gwinnett County, Georgia The loan matures on December 6, 2007 and interest is payable in consecutive monthly payments of accrued interest only, until maturity. The interest rate on the loan is the one-month LIBOR rate plus 175 basis points, and the loan may be prepaid at any time, in whole or in part, without penalty or premium. At March 31, 2007, the outstanding balance on the loan was $8,175,000 and the interest rate was 7.07%. The proceeds of the loan were or will be used as follows:

•	$2,284,043, plus closing costs of $22,108, was used to acquire the remaining 18% undivided interest in Peachtree Parkway (see Note 3 – Acquisitions and Dispositions, for more information);

•	$1,350,858 was used to pay off the balance on Roberts Realty’s line of credit; and

•	the remainder will be used for working capital and general corporate purposes, including funding part of Roberts Realty’s development and construction program.

Line of Credit. Roberts Realty has a $2,500,000 unsecured, revolving line of credit to provide funds for short-term working capital purposes. The line of credit, which matures on August 1, 2007, was increased by $500,000 to $2,500,000 on August 1, 2006. At March 31, 2007, there were no outstanding borrowings under the line of credit.

Insurance Premium Note Payable. On September 12, 2006, Roberts Realty signed a premium finance agreement to finance approximately 75% of its property and casualty insurance renewal that took effect on August 1, 2006. The amount financed was $220,000 at a fixed interest rate of 6.25% and a maturity date of June 1, 2007, and which is payable in equal monthly installments of $22,233. At March 31, 2007, the balance outstanding was $44,000.

6. SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended March 31, 2007, a total of 4,683 operating partnership units were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value. No units were exchanged for shares in the three months ended March 31, 2006.

Restricted Stock. Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties, Inc. and Roberts Properties Construction, Inc., which are non-owned affiliates of Roberts Realty. Under the Plan, Roberts Realty may grant up to 400,000 shares of restricted stock, subject to anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.

During the third quarter of 2006, Roberts Realty adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance with SFAS 123R. Under the fair value provisions of the statement, stock-based compensation cost will be measured at the date of grant based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period, net of an estimated forfeiture rate. During the first quarter of 2007, Roberts Realty granted 25,000 shares under the Plan to an officer and an employee that have requisite service-based vesting ranging from 3 months to 5 years. Compensation expense for the quarters ended March 31, 2007 and 2006 was $18,875 and $2,666, respectively.

The following table shows the restricted stock grants outstanding for the quarters ended March 31, 2007 and 2006 (in shares).

1st Quarter	Beginning Balance	Grants	Forfeited/Vested	Ending Balance

2007	1,350	25,000	0	26,350
2006	3,989	0	331	3,658

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months
	Ended March 31,
	2007	2006

Loss from continuing operations – basic	$(959)	$(636)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(298)	(206)

Loss from continuing operations – diluted	$(1,257)	$(842)

Income (loss) from discontinued operations – basic	—	—
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	—	—

Income (loss) from discontinued operations – diluted	—	—

Net (loss) – diluted	$(1,257)	$(842)

Weighted average shares – basic	5,783,531	5,727,429
Dilutive securities – weighted average units	1,796,592	1,849,486

Weighted average shares – diluted (effect of operating partnership units)	7,580,123	7,576,915

7. SEGMENT REPORTING

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

Roberts Realty develops, constructs, owns and manages multifamily apartment communities, neighborhood retail centers and one office building, all of which are located in Georgia. Roberts Realty has four reportable operating segments: Multifamily, Retail/Office, Land, and Corporate.

The Multifamily segment consists of operating apartment communities. At March 31, 2007 and 2006, the Multifamily segment is composed of the Addison Place apartment community, which consists of 285 apartments and 118 townhomes.

The Retail/Office segment consists of operating retail centers and an office building. At March 31, 2007, the Retail/Office segment is composed of the Addison Place Shops, Grand Pavilion, Bassett Shopping Center, Spectrum at the Mall of Georgia and the Northridge Office Building.

The Land segment consists of various tracts of land that are either under development and construction or held for investment. At March 31, 2007, the Land segment is composed of (a) six tracts of undeveloped land totaling 105 acres in various phases of development, and (b) one tract of land totaling 44 acres that is held for investment. At March 31, 2006, the Land segment includes (a) five tracts of undeveloped land totaling 100 acres in various phases of development, and (b) two tracts of land totaling 45 acres that are held for investment.

The Corporate segment consists primarily of operating cash and cash equivalents plus miscellaneous other assets.

The tables on the following page summarize the operations of Roberts Realty’s reportable segments for the three months ended March 31, 2007 and March 31, 2006.

Three Months Ended March 31, 2007

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues – continuing	$1,227	$492	$3	$—	$1,722
Other operating income	61	92	—	—	153

Total operating revenues from consolidated entities	1,288	584	3	—	1,875

Operating expenses – continuing	(459)	(294)	(91)	(348)	(1,192)
Depreciation and amortization expense	(345)	(334)	—	(6)	(685)

Total operating expenses from consolidated entities	(804)	(628)	(91)	(354)	(1,877)

Other (expense) income	(475)	(422)	(407)	49	(1,255)

Loss from continuing operations before minority interest	9	(466)	(495)	(305)	(1,257)

Minority interest of unitholders in the operating partnership	(2)	111	117	72	298

(Loss) income from continuing operations	7	(355)	(378)	(233)	(959)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—
(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$7	$(355)	$(378)	$(233)	$(959)

Total assets at March 31, 2007	$31,439	$38,663	$56,747	$3,898	$130,747

(Dollars in Thousands)

Three Months Ended March 31, 2006

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues – continuing	$1,233	$570	$3	$—	$1,806
Other operating income	73	120	—	1	194

Total operating revenues from consolidated entities	1,306	690	3	1	2,000

Operating expenses – continuing	(477)	(224)	(71)	(360)	(1,132)
Depreciation and amortization expense	(291)	(308)	—	(3)	(602)

Total operating expenses from consolidated entities	(768)	(532)	(71)	(363)	(1,734)

Other (expense) income	(495)	(422)	(208)	17	(1,108)

Loss from continuing operations before minority interest	43	(264)	(276)	(345)	(842)

Minority interest of unitholders in the operating partnership	(10)	65	67	84	206

(Loss) income from continuing operations	33	(199)	(209)	(261)	(636)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—
(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$33	$(199)	$(209)	$(261)	$(636)

Total assets at March 31, 2006	$32,891	$39,531	$52,574	$3,274	$128,270

(Dollars in Thousands)

8. RELATED PARTY TRANSACTIONS

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

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	03/31/07	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (1)	1,460,000	811,000	649,000
Sawmill Village	770,000	100,000	670,000
Highway 20 - Cumming	1,050,000	100,000	950,000

	$5,060,000	$2,000,000	$3,060,000

(1)
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

Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. On April 14, 2005, Roberts Realty entered into cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the North Springs property. On August 4, 2005, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Sawmill Village property. On February 21, 2006, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Highway 20 property. See Note 9 – Commitments and Contingencies, below for more information.

Office Leases. Roberts Realty leases office space on the third floor of the Northridge office building to Roberts Properties and Roberts Construction. Under leases dated March 27, 2006, Roberts Realty leased the Roberts Companies a total of 6,878 rentable square feet for a term of one year, effective January 1, 2006, at a rate of $19.00 per rentable square foot with three one-year options to renew. Each of the Roberts Companies exercised its option to renew for one year on March 21, 2007, with an increase to 7,190 rentable square feet. The rental rate remained the same.

9. COMMITMENTS AND CONTINGENCIES

Roberts Realty has several projects in various phases of development, and has entered into various contracts with Roberts Properties and Roberts Construction for the development and construction of these projects. The contracts are described in Note 8 – Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction its cost plus 10%. The cost of these construction projects has not yet been determined, as the design of the projects and the number of units and square footage to be constructed is still being finalized. Roberts Realty has also entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of the projects. Roberts Realty estimates the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $206 million, although the exact amount could be materially different.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs, Highway 20 and Sawmill Village projects. As of March 31, 2007, outstanding commitments on these contracts totaled $96,000.

As of March 31, 2007, Roberts Realty had one $500,000 unsecured letter of credit outstanding. The letter of credit is a requirement of the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 27, 2007.

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

As a result of the mergers of various limited partnerships into the operating partnership in the 1990s, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 1,794,927 units outstanding at March 31, 2007 that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of March 31, 2007, we owned a 76.39% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure. Currently, all of the properties we own are located in Georgia.

We own the following properties, all of which are located in north metropolitan Atlanta, Georgia. As of May 2, 2007, the properties are occupied or leased in the percentages shown:

Multifamily

Addison Place, which includes a total of 403 residential units consisting of 118 townhomes and 285 garden apartments located in Johns Creek, a newly created municipality in North Fulton County. Addison Place has an aggregate physical occupancy rate of 84.9%.

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

4.
Addison Place Shops, a 39,205-square-foot retail center in lease-up located at the entrance to our Addison Place apartment community in Johns Creek. The Addison Place Shops are 38.2% leased and 34.4% occupied.

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

Since our inception in 1994, we have focused primarily on the development, construction and ownership of multifamily residential communities, including land held for subsequent development. In 2005, we diversified our real estate activities by acquiring three neighborhood retail centers. We are currently experiencing negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, from which we made a distribution to shareholders and unitholders of $4.50 per share/unit totaling $32.5 million and reinvested a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe the combination of improving occupancy at our Addison Place apartments and townhomes, the financial performance of the three retail centers we acquired in late 2005, and the continued lease-up of our Addison Place Shops retail center and Northridge office building will substantially reduce, but not eliminate, our current negative cash flow as we pursue our development and construction plan. In addition, we have: approximately $3,725,000 in cash and cash equivalents; $2,500,000 available on our line of credit; and 20.7 acres of unencumbered land that we acquired for $21,093,000 (including closing costs), which we can use as collateral for land loans.

We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. We will make distributions only to the extent required to maintain our status as a REIT for federal income tax purposes.

Results of Operations

Comparison of the Three Months March 31, 2007 to the Three Months Ended March 31, 2006

Loss from continuing operations increased by $323,000, or 50.8%, from $636,000 for the three months ended March 31, 2006 to $959,000 for the three months ended March 31, 2007. We explain the major variances between the three months ended March 31, 2006 and the three months ended March 31, 2007 below.

Total operating revenues decreased $125,000, or 6.3%, from $2,000,000 for the three months ended March 31, 2006 to $1,875,000 for the three months ended March 31, 2007. These revenues increased primarily due to increases in rental revenue of $50,000 for the Addison Shops and $46,000 for the Northridge Office Building, due to the gradual lease up of those properties.

Total operating expenses excluding general and administrative expenses and depreciation expenses increased $40,000, or 5.3%, from $758,000 for the three months ended March 31, 2006 to $798,000 for the three months ended March 31, 2007. These expenses increased primarily due to:

•	a $21,000 increase in the operating expenses of our Westside undeveloped property; and
•	a $21,000 increase in the operating expenses of our Spectrum retail center.

Depreciation expense increased $83,000, or 13.8%, from $602,000 for the three months ended March 31, 2006 to $685,000 for the three months ended March 31, 2007. The increase was due primarily to recognizing an additional $66,000 of depreciation expense for the Addison Place Townhomes for a full quarter in 2007 as opposed to only recognizing a portion in 2006 due to its being listed for sale for part of the first quarter.

General and administrative expense increased $20,000, or 5.3%, from $374,000 for the three months ended March 31, 2006 to $394,000 for the three months ended March 31, 2007. The increase was due primarily to a $30,000 increase in general and administrative expense at our Spectrum retail center, partially offset by an $11,000 reduction in general and administrative expenses in the corporate segment.

Interest expense increased $160,000, or 14.5%, from $1,103,000 for the three months ended March 31, 2006 to $1,263,000 for the three months ended March 31, 2007. Interest expense increased primarily due to interest expense of $143,000 on the debt secured by the Peachtree Parkway land, for which we began expensing interest in December 2006, when we closed the loan.

Liquidity and Capital Resources

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Cash and cash equivalents decreased $682,000 during the three months ended March 31, 2007 compared to an increase of $1,116,000 during the three months ended March 31, 2006. The change is due to a decrease in cash used in investing activities of $334,000, an increase in cash used in financing activities of $2,154,000 and a decrease in cash used in operating activities of $22,000, as described in more detail below.

Before selling the apartment communities in 2004 and 2005, cash from operations has been a primary source of liquidity for us. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. The sale of seven apartment communities during 2004 and 2005 resulted in a decrease in operating cash flows to a level that is less than operating expenses. We have invested the proceeds from the St. Andrews at the Polo Club sale and the Ballantyne Place sale in retail centers and undeveloped land. The undeveloped land will not generate positive cash flow until the land is developed and leased.

Net cash used in operating activities decreased $22,000 from using $150,000 of cash during the three months ended March 31, 2006 to using $128,000 of cash during the three months ended March 31, 2007. The decrease is due primarily to a decrease of $20,000 for cash paid for salary for the three months ended March 31, 2007.

Net cash used in investing activities decreased $334,000 from using $596,000 during the three months ended March 31, 2006 to using $262,000 during the three months ended March 31, 2007. The decrease is due primarily to lower costs for development as some properties are transitioning to the construction phase.

Net cash used in financing activities increased $2,154,000, from providing $1,862,000 during the three months ended March 31, 2006 to using $292,000 during the three months ended March 31, 2007. The increase is due primarily to proceeds of $4,077,000 from the Highway 20 loan in 2006, partially offset by the repayment of our line of credit of $2,000,000 in 2006.

We have not paid regular quarterly dividends since the third quarter of 2001 and presently have no plans to resume paying regular quarterly dividends. We anticipate paying distributions from time to time out of the proceeds of property sales only if we need to do so to maintain our status as a REIT for federal income tax purposes.

We have two stabilized multifamily communities and three stabilized retail centers that are producing positive cash flow, and an office building and a retail center in their lease-up phase that have not achieved stabilization. As a result, the cash inflow from these two properties is less than the cost of operating the properties, resulting in a negative cash flow. We expect that these two properties will begin generating positive cash flow once they have achieved a stabilized leasing level, which we expect to occur in 2007.

In addition to the operating properties in lease-up described above, we have six properties in the planning and design phase and one parcel of undeveloped land held for investment representing a total investment of $56.7 million. The costs of owning and carrying this land while readying it for development account for the majority of our negative cash flow.

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

We also expect to commence construction on Peachtree Parkway before the end of the third quarter, assuming we are able to raise the debt and equity necessary to fund the project’s costs. We have several options available to us for raising this debt and equity, including construction financing, joint ventures, equity offerings and asset sales. There can be no assurance, however, that we will be able to raise the debt and equity sufficient to meet our financing needs or on terms acceptable to us.

Debt Summary

The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at March 31, 2007 and its scheduled balance at maturity, interest rate, maturity date, and monthly payment of principal and interest. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the following table.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of March 31, 2007

			Interest	Maturity	Balance at	Monthly	March 31, 2007
	Lender	Interest Terms	Rate (1)	Date	Maturity	Payment	Balance

Insurance Premium Loan	AICCO, Inc.	Fixed-rate permanent	6.25%	06/01/07	—	$22,233	$44,000

Revolving $2,500,000 Line of Credit(2) (3)	Compass Bank	LIBOR plus 175 basis points (b.p.)	7.07%	08/01/07	—	Interest only	—

Northridge Office Building (3)	Bank of North Georgia	LIBOR plus 200 b.p.	7.32%	09/10/07	$3,752,000	$13,333(4)	3,806,000

Addison Place Shops(5)	Compass Bank	LIBOR plus 185 b.p.	7.17%	10/30/07	6,500,000	Interest only	6,363,000

Peachtree Parkway Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	7.07%	12/06/07	8,175,000	Interest only	8,175,000

Highway 20 Land Loan(6)	Wachovia Bank	LIBOR plus 175 b.p.	7.07%	01/31/08	4,077,000	Interest only	4,077,000

Westside Land Loan(3)	Compass Bank	LIBOR plus 175 b.p.	7.07%	08/27/08	6,480,000	Interest only	6,480,000

Sawmill Village Land Loan(3)	Bank of North Georgia	LIBOR plus 175 b.p.	7.07%	08/29/08	3,335,000	Interest only	3,335,000

Addison Place Townhomes(7)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	$62,885	8,752,000

Grand Pavilion Shopping Center(8)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	$40,565	6,826,000

Spectrum Shopping Center(8)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	$31,273	5,197,000

Addison Place Apartments(9)	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	$130,669	20,552,000

Bassett Shopping Center(8)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	$21,853	2,668,000

Totals					$71,190,000		$76,275,000

(Footnotes are on following page.)

(1)	The interest rate shown for variable-rate debt is as of March 31, 2007.

(2)	On August 1, 2006, this line of credit was increased to $2.5 million, and the maturity date was extended to August 1, 2007.

(3)	Each of these loans has an interest rate floor of 3.75%.

(4)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(5)	This loan has an interest rate floor of 3.50%.

(6)	On January 26, 2007, we extended the maturity date of the loan from January 31, 2007 to January 31, 2008.

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

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule
As of March 31, 2007
	Principal
Year	Payments	Properties with Balloon Payments
2007	$18,835,000	Northridge Office, Addison Place Shops, Peachtree Parkway land
2008	14,543,000	Highway 20 land, Westside land, Sawmill Village land
2009	9,011,000	Addison Place townhomes
2010	564,000
2011	599,000
Thereafter	32,723,000	Addison Place apartments; Grand Pavilion, Spectrum, and Bassett retail centers

Total	$76,275,000

Short-Term Debt

We have a total of $22,512,000 in debt that matures in the next 12 months. The following describes this short-term debt, listed in order of maturity.

Insurance Premium Loan. On September 12, 2006, we entered into a financing agreement with A.I. Credit Companies (AICCO) to finance our insurance premiums for the term covering August 1, 2006 through July 31, 2007. We borrowed a total of $221,000 and are required to make monthly payments of $22,000 until the loan matures on June 1, 2007. Interest accrues on the note at the rate 6.25% per annum. The amount remaining on this loan as of March 31, 2007 is $44,000.

Unsecured Line of Credit. We have a $2,500,000 unsecured line of credit, which matures August 1, 2007, to provide funds for short-term working capital purposes. At March 31, 2007, we had no outstanding balance on our line of credit. We intend to renew the line of credit, although there is no assurance that the bank will offer a renewal or, if the renewal is offered, that it will be on favorable terms.

Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan to May 28, 2005 and reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, we extended the maturity date of the loan to May 28, 2006, and reduced the amount of the loan to $4,000,000. On March 10, 2006, we extended the maturity date of the loan from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,752,000 plus accrued interest. Although we expect to extend or refinance this debt at or before its September 10, 2007 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.

Addison Place Shops. On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements and monthly payments are interest only at the 30-day LIBOR rate plus 185 basis points. On March 9, 2006, we extended the maturity date of the loan from April 30, 2006 to October 30, 2007 with all other terms and conditions remaining the same. At March 31, 2007, the outstanding balance on the loan was $6,363,000. Although we expect to extend or refinance this debt at or before its October 30, 2007 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.

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

Long-Term Debt

With respect to the debt that matures after the first quarter of 2008, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay it at maturity. We currently intend to refinance our maturing debt through debt financings collateralized by mortgages on individual properties, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.

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

Floating Rate Debt

We have six loans that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $32.2 million at March 31, 2007, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as have occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $322,000 per year and adversely affect our liquidity and capital resources to that degree.

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

		Total
		Amount	Remaining
	Total Contract	Incurred through	Contractual
	Amount	3/31/07	Commitment
North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,460,000	811,000	649,000
Sawmill Village	770,000	100,000	670,000
Highway 20 Cumming	1,050,000	100,000	950,000

	$5,060,000	$2,000,000	$3,060,000

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

We have several projects under development and expect to begin construction on one or more of these projects in the second half of 2007. Because these development projects may take several years to complete, inflation could increase the cost of construction and require us to borrow additional funds, which may reduce the rate of return on our equity.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2006. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing apartment communities, retail centers and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.

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

Asset Impairment Evaluation

We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At March 31, 2007, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those that are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 became effective on January 1, 2007. The implementation of FIN 48 did not have a material effect our financial position or results of operations.

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

We have approximately $32,236,000 in debt at March 31, 2007 that bears interest at variable interest rates. An increase of 1% in the interest rates on these loans would increase our interest expense by approximately $322,000 per year.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

We did not file a Current Report on Form 8-K to report the lease renewal agreements dated March 21, 2007 between the operating partnership and each of Roberts Properties Construction, Inc. and Roberts Properties, Inc. (together, the “Roberts Companies”) because these renewal amendments were not material to us and thus were not required to be described in a Current Report on Form 8-K. By providing the disclosure in this Item 5, however, we are claiming a limited safe harbor provided by SEC rules from liability under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder for failure to timely file reports required by certain items in Form 8-K.

On March 27, 2006, the operating partnership entered into a lease agreement with each of the Roberts Companies. The terms of the lease to Roberts Properties, Inc. include a total of 5,336 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Under the lease, the tenant has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. On March 21, 2007, the operating partnership and Roberts Properties entered into a lease renewal agreement reflecting Roberts Properties’ exercise of the first one-year renewal option. The lease remains in effect under its original terms.

The terms of the lease to Roberts Properties Construction, Inc. include a total of 1,542 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Under the lease, the tenant has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. On March 21, 2007, the operating partnership and Roberts Construction entered into a lease renewal agreement reflecting Roberts Construction’s exercise of the first one-year renewal option. The amount of space rented increased to 1,854 square feet, and the lease otherwise remains in effect under its original terms.

We did not file a Current Report on Form 8-K to report the grant on February 28, 2007 of 6,250 shares of restricted common stock to Charles R. Elliott, our Chief Financial Officer and a director, under the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. We determined that we were not required to report this grant under Item 5.01(e) of Form 8-K in reliance on Instruction 2 to paragraph (e), By providing the disclosure in this Item 5, however, we are claiming a limited safe harbor provided by SEC rules from liability under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder for failure to timely file reports required by certain items in Form 8-K.

The grant of restricted shares to Mr. Elliott was consistent with the terms of the form of restricted stock agreement attached as Exhibit A to the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan that was itself attached as Annex A to the proxy statement for our 2006 annual meeting, except that it reflected a change in the standard form of agreement that provides that vesting conditions will lapse upon a “change in control” of Roberts Realty, as defined in the agreement. Because Mr. Elliott’s restricted stock vests in full on June 1, 2007 in any event, this change was not material to him. (We have filed both Mr. Elliott’s agreement and the revised form of restricted stock agreement as exhibits to this report.)

ITEM 6. EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description
10.1	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 21, 2007.

10.2	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 21, 2007.

10.3
Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006).

10.4	Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Charles R. Elliott dated February 28, 2007.

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 11, 2007

ROBERTS REALTY INVESTORS, INC.

By: /s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(The Registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 21, 2007.

10.2	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 21, 2007.

10.3
Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006).

10.4	Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Charles R. Elliott dated February 28, 2007.

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.