Form 10-Q
period 2007-06-30
ROBERTS REALTY INVESTORS INC
filed 2007-08-14
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 2, 2007 was 5,809,546.

PART I
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$14,596	$14,596
Buildings and improvements	58,206	58,200
Furniture, fixtures and equipment	4,269	4,098

	77,071	76,894
Less accumulated depreciation	(13,863)	(12,692)

Operating real estate assets	63,208	64,202
Construction in progress and real estate under development	48,253	47,480
Land held for investment	9,019	9,019
Property held for sale	4,324	4,374

Net real estate assets	124,804	125,075

CASH AND CASH EQUIVALENTS	2,423	4,408

RESTRICTED CASH	615	416

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $468 and $346 at June 30, 2007 and December 31, 2006, respectively	537	561

FAIR VALUE OF LEASES — Net of accumulated amortization of $436 and $320 at June 30, 2007 and December 31, 2006, respectively	631	806

OTHER ASSETS — Net	325	501

	$129,335	$131,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$41,192	$41,488
Construction notes payable	10,129	10,209
Land note payable	22,067	22,067
Insurance premium note payable	—	109
Accounts payable and accrued expenses	1,362	791
Due to affiliates	65	14
Security deposits and prepaid rents	284	251
Mortgage note payable related to property held for sale	2,660	2,677

Total liabilities	77,759	77,606

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	12,161	12,863

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,807,141 and 5,777,458 shares issued at June 30, 2007 and December 31, 2006, respectively	58	58
Additional paid-in capital	27,698	27,429
Unamortized restricted stock compensation	(139)	(5)
Retained earnings	11,798	13,816

Total shareholders’ equity	39,415	41,298

	$129,335	$131,767

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$1,615	$1,780	$3,235	$3,481
Other operating income	146	240	271	406

Total operating revenues	1,761	2,020	3,506	3,887

OPERATING EXPENSES:
Personnel	138	151	268	304
Utilities	140	108	272	225
Repairs, maintenance and landscaping	161	126	287	246
Real estate taxes	282	367	572	617
Marketing, insurance and other	99	95	182	194
General and administrative expenses	413	542	807	916
Write-off of fair value/market value of leases (net)	37	9	46	9
Depreciation of real estate assets	637	775	1,280	1,357

Total operating expenses	1,907	2,173	3,714	3,868

INCOME (LOSS) FROM OPERATIONS	(146)	(153)	(208)	19

OTHER INCOME (EXPENSE):
Interest income	42	12	97	43
Interest expense	(1,246)	(1,035)	(2,452)	(2,081)
Amortization of deferred financing & leasing costs	(43)	(37)	(90)	(73)

Total other expense	(1,247)	(1,060)	(2,445)	(2,111)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,393)	(1,213)	(2,653)	(2,092)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	329	296	627	511

(LOSS) FROM CONTINUING OPERATIONS	(1,064)	(917)	(2,026)	(1,581)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	5	17	8	46

NET (LOSS)	$(1,059)	$(900)	$(2,018)	$(1,535)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED (Note 6):

(Loss) from continuing operations — basic	$(0.18)	$(0.16)	$(0.35)	$(0.28)
(Loss) income from discontinued operations — basic	—	—	—	0.01

Net (loss) — basic	$(0.18)	$(0.16)	$(0.35)	$(0.27)

(Loss) from continuing operations — diluted	$(0.18)	$(0.16)	$(0.35)	$(0.28)
(Loss) income from discontinued operations — diluted	—	—	—	0.01

Net (loss) — diluted	$(0.18)	$(0.16)	$(0.35)	$(0.27)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,018)	$(1,535)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of minority interest	(8)	(46)
Minority interest of unitholders in the operating partnership	(627)	(511)
Depreciation and amortization	1,370	1,442
Amortization of above and below market leases	35	35
Write-off of fair value/market value of leases (net)	46	9
Amortization of deferred compensation	59	—
Change in assets and liabilities:
Decrease (increase) in other assets	115	(100)
(Increase) in restricted cash	(160)	(332)
Increase (decrease) in amounts due affiliates	51	(4)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	551	595

Net cash used in operating activities from continuing operations	(586)	(447)
Net cash provided by operating activities from discontinued operations	121	108

Net cash used in operating activities	(465)	(339)

INVESTING ACTIVITIES:
Payment of leasing costs	(48)	(37)
Increase (decrease) in due to affiliates	—	(93)
Acquisition and construction of real estate assets	(951)	(980)

Net cash used in investing activities from continuing operations	(999)	(1,110)
Net cash used in investing activities from discontinued operations	—	(7)

Net cash used in investing activities	(999)	(1,117)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(295)	(341)
Proceeds from land note payable	—	4,077
Payment of loan costs	(20)	(74)
Repayment of construction note payable	(80)	—
Repayment of insurance premium note payable	(109)	—
Repayment of line of credit	—	(2,000)

Net cash (used in) provided by investing activities from continuing operations	(504)	1,662
Net cash used in investing activities from discontinued operations	(17)	(16)

Net cash (used in) provided by financing activities	(521)	1,646

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,985)	190

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,408	1,503

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,423	$1,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,593	$2,190

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
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
Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its wholly owned subsidiaries. Roberts Realty is the sole general partner of the operating partnership and had a 76.42% ownership interest at June 30, 2007 and a 76.25% ownership interest at December 31, 2006. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.
At June 30, 2007, Roberts Realty owned the following properties, all of which are located in the Atlanta metropolitan area:
•	one multifamily apartment community, consisting of 285 garden apartments and 118 townhomes;

•
four neighborhood retail centers totaling 156,527 square feet, including a 44,205 square foot retail center that is in its lease-up phase (including a 5,000 square foot building now under construction);

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
Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. These contracts relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. See Note 8 — Related Party Transactions.
2.	BASIS OF PRESENTATION
The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 23.6% and 24.4% for the six months ended June 30, 2007 and 2006, respectively. The minority interest of the unitholders was $12,161,000 at June 30, 2007 and $12,863,000 at December 31, 2006.
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
Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain reclassifications of prior year’s balances have been made to conform to the current presentation.
3.	ACQUISITIONS AND DISPOSITIONS
On January 31, 2006, Roberts Realty purchased a 1.29-acre parcel of land for $387,000 located adjacent to its Highway 20 land in Cumming, Georgia.
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
Roberts Realty reports the results of operations and gains or losses for sold properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Gains and losses and results of operations from sold properties are listed separately on the Consolidated Statements of Operations. Interest expense on any property that Roberts Realty has sold, along with all expenses related to the retirement of debt, are included in discontinued operations in the year incurred. Revenues and expenses for discontinued operations are reclassified in all prior periods for comparative statements.
For the three and six months ended June 30, 2007 and 2006, income from discontinued operations includes operating activities of the Bassett Shopping Center that Roberts Realty intends to sell in 2007. The following table summarizes revenue and expenses classified as discontinued operations for the three and six months ended June 30, 2007 and 2006 (dollars in thousands, unaudited):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
OPERATING REVENUES:
Rental operations	$102	$127	$203	$232
Other operating income	32	35	60	63

Total operating revenues	134	162	263	295
OPERATING EXPENSES:
Personnel	1	—	4	—
Utilities	2	3	5	6
Repairs, maintenance, and landscaping	2	3	4	8
Real estate taxes	16	7	32	16
Marketing, insurance, and other	7	3	9	4
Depreciation of real estate assets	42	63	83	83

Total operating expenses	70	79	137	117

INCOME FROM OPERATIONS	64	83	126	178
OTHER EXPENSES:
Interest expense	(57)	(58)	(114)	(115)
Amortization of loan costs	(1)	(2)	(2)	(2)

Total other expenses	(58)	(60)	(116)	(117)

INCOME BEFORE MINORITY INTEREST	6	23	10	61

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(1)	(6)	(2)	(15)
GAIN ON SALE OF REAL ESTATE ASSETS	—	—	—	—
INCOME FROM DISCONTINUED OPERATIONS	$5	$17	$8	$46

5. NOTES PAYABLE
Roberts Realty has five types of debt:
1.	mortgage notes secured by some of its operating properties;

2.	construction/permanent loans secured by other real estate assets;

3.	land loans used to purchase undeveloped land;

4.	an unsecured, revolving line of credit that expired on August 1, 2007 but that Roberts Realty is seeking to renew until August 1, 2008; and

5.	an insurance premium note payable.
The details of each of the five types of debt are summarized below. For each loan other than the insurance premium note payable, the operating partnership or its wholly owned subsidiary is the borrower, and Roberts Realty is the guarantor.
Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at June 30, 2007 and December 31, 2006 were as follows (in order of maturity date):

		Fixed Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	06/30/07	06/30/07	12/31/06

Addison Place Townhomes	11/15/09	6.95%	$8,715,000	$8,788,000
Grand Pavilion Retail Center	07/11/13	5.43%	6,799,000	6,855,000
Spectrum at the Mall of Georgia	05/01/14	5.68%	5,178,000	5,217,000
Addison Place Apartments	05/01/15	6.35%	20,500,000	20,628,000
Bassett Shopping Center	10/01/19	8.47%	2,660,000	2,677,000

Total			$43,852,000	$44,165,000

On October 25, 1999, the operating partnership closed a $9,500,000 loan from Prudential Insurance Company secured by the Addison Place townhome community. This loan is scheduled to mature on November 15, 2009. The interest rate is fixed at 6.95% per year for the full 10-year term and the loan is amortized over 30 years.
On May 1, 2000, the operating partnership closed a $22,500,000 loan from Wachovia Bank secured by the Addison Place apartment community. This loan was scheduled to mature on May 10, 2005. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC and, using proceeds from the new loan along with cash on hand, repaid the balance of the Addison Place apartment loan to Wachovia Bank. Roberts Realty is the guarantor of the operating partnership’s obligations under the loan documents. There were no early termination fees due on the repayment of either the Wachovia Bank loan or the related swap agreement. Primary Capital Advisors LC assigned the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in June 2005. The loan has a 10-year term and matures on May 1, 2015. The interest rate is fixed at 6.35% per year for the full 10-year term, and the loan is amortized over 30 years. In addition, Roberts Realty has the option, at its election, to extend the loan for an additional one-year period at an interest rate that will float at 250 basis points over a Freddie Mac index.
On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323 square foot retail center, and assumed the existing mortgage with a balance of $6,995,000, a fixed interest rate of 5.43% per year, and a maturity date of July 11, 2013. The loan is secured by the property and is being amortized over 30 years.

On September 30, 2005, Roberts Realty purchased Bassett Shopping Center, a 19,949 square foot retail center, and assumed the existing mortgage with a balance of $2,715,000, a fixed interest rate of 8.47% per year, and a maturity date of October 1, 2019. The loan is secured by the property and is being amortized over 30 years. This loan is presented separately on the balance sheet as a mortgage note payable related to property held for sale, because the property is classified as discontinuing operations.
October 27, 2005, Roberts Realty purchased Spectrum at the Mall of Georgia, a 30,050 square foot retail center, and assumed the existing mortgage with a balance of $5,306,000, a fixed interest rate of 5.68% per year, and a maturity date of May 1, 2014. The loan is secured by the property and is being amortized over 30 years.
Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan to May 28, 2005 and simultaneously reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date to May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR plus 200 basis points, with a balloon payment at maturity of $3,752,000 plus interest. At June 30, 2007, the outstanding balance on the loan was $3,766,000 and the interest rate was 7.32%.
On May 30, 2003, Roberts Realty closed a $6,500,000 interest-only construction loan to fund the construction of the Addison Place Shops retail center. Roberts Realty has borrowed a total of $6,363,000 under this loan. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR plus 185 basis points, and was scheduled to mature on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007, with all other terms and conditions of the loan remaining the same. At June 30, 2007, the outstanding balance on the loan was $6,363,000 and the interest rate was 7.17%.
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
For more information about the above loans, see Note 3 — Acquisitions and Dispositions.
Roberts Realty repaid $5,800,000 on January 31, 2005 and $7,769,500 on February 17, 2005, leaving a balance of $6,842,500 on the original $20,412,000 loan. On February 17, 2005, Wachovia Bank released the 23.6-acre Peachtree Parkway land as collateral as provided in the loan documents. The loan was secured by the land and the interest rate was the 30-day LIBOR plus 185 basis points. Although the loan was not scheduled to mature until December 29, 2005, Roberts Realty prepaid the loan on September 27, 2005 without penalty as explained in the following paragraph.

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to its Westside land purchased in December 2004. This acquisition increased Roberts Realty’s total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan with Compass Bank secured by its investment in Westside. The interest rate on the loan is the 30-day LIBOR plus 175 basis points, and the maturity date is August 27, 2008. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above. At June 30, 2007, the outstanding balance on the loan was $6,480,000 and the interest rate was 7.07%.
On September 29, 2005, Roberts Realty closed a $3,335,000 interest-only loan with Bank of North Georgia secured by Sawmill Village, a 22.0-acre tract of undeveloped land located in Cumming, Georgia. The interest rate on the loan is the 30-day LIBOR plus 175 basis points, and the maturity date is August 29, 2008. Roberts Realty used the proceeds from the loan to fund the acquisition of the Spectrum at the Mall of Georgia retail center, as more fully described in Note 3 — Acquisitions and Dispositions. At June 30, 2007, the outstanding balance on the loan was $3,335,000 and the interest rate was 7.07%.
On January 31, 2006, Roberts Realty closed a $4,077,000, interest-only loan with Wachovia Bank, secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming, Georgia. The interest rate on the loan is the 30-day LIBOR plus 175 basis points. On January 26, 2007, the maturity date of the loan was extended from January 31, 2007 to January 31, 2008, with all other terms and conditions of the loan remaining the same. At June 30, 2007, the outstanding balance on the loan was $4,077,000 and the interest rate was 7.07%.
On December 6, 2006, the operating partnership closed an $8,175,000 land loan with Wachovia Bank, secured by the Peachtree Parkway land, a 23.6-acre tract of undeveloped land located in Gwinnett County, Georgia The loan matures on December 6, 2007, and interest is payable in consecutive monthly payments of accrued interest only, until maturity. The interest rate on the loan is the 30-day LIBOR plus 175 basis points, and the loan may be prepaid at any time, in whole or in part, without penalty or premium. At June 30, 2007, the outstanding balance on the loan was $8,175,000, and the interest rate was 7.07%. The proceeds of the loan were or will be used as follows:
•	$2,284,043, plus closing costs of $22,108, was used to acquire the remaining 18% undivided interest in Peachtree Parkway (see Note 3 — Acquisitions and Dispositions, for more information);

•	$1,350,858 was used to pay off the balance on Roberts Realty’s line of credit; and

•	the remainder will be used for working capital and general corporate purposes, including funding part of Roberts Realty’s development and construction program.
Line of Credit. Until August 1, 2007, Roberts Realty had a $2,500,000 unsecured, revolving line of credit to provide funds for short-term working capital purposes. The line of credit, which was increased by $500,000 to $2,500,000 on August 1, 2006, matured on August 1, 2007. Roberts Realty is seeking a renewal of the line of credit to August 1, 2008.
Insurance Premium Note Payable. On September 12, 2006, Roberts Realty signed a premium finance agreement to finance approximately 75% of its property and casualty insurance renewal that took effect on August 1, 2006. The amount financed was $220,000 at a fixed interest rate of 6.25% per year and a maturity date of June 1, 2007, payable in equal monthly installments of $22,233. At June 30, 2007, the note was paid in full.

6.	SHAREHOLDERS’ EQUITY
Exchanges of Units for Common Shares. During the three months ended June 30, 2007, a total of 2,405 operating partnership units were exchanged for an equal number of shares. During the six months ended June 30, 2007, a total of 7,088 operating partnership units were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value. No units were exchanged for shares during the three and six months ended June 30, 2006.
Restricted Stock. Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction, which are non-owned affiliates of Roberts Realty. Under the Plan, Roberts Realty may grant up to 400,000 shares of restricted stock, subject to anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.
During the third quarter of 2006, Roberts Realty adopted the provisions of Statement of Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance with SFAS 123R. Under the fair value provisions of the statement, stock-based compensation cost will be measured at the date of grant based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period, net of an estimated forfeiture rate. During the first quarter of 2007, Roberts Realty granted 25,000 shares under the Plan to an officer and an employee that have requisite service-based vesting ranging from 3 months to 5 years. Compensation expense was $18,875 for the quarter ended March 31, 2007 and $2,666 for the quarter ended March 31, 2006. Roberts Realty made no grants of restricted stock in the second quarter of 2007. Compensation expense was $39,691 for the quarter ended June 30, 2007 and $2,015 for the quarter ended June 30, 2006.
The following table shows the restricted stock grants outstanding for the quarters ended June 30, 2007 and 2006 (in shares).

2nd Quarter	Beginning Balance	Grants	Forfeited/Vested	Ending Balance

2007	26,350	0	6,964	19,386
2006	3,658	0	0	3,658
The following table shows the restricted stock grants outstanding for the six months ended June 30, 2007 and 2006 (in shares).

Six Months	Beginning Balance	Grants	Forfeited/Vested	Ending Balance

2007	1,350	25,000	6,964	19,386
2006	3,989	0	331	3,658

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Loss from continuing operations — basic	$(1,393)	$(1,213)	$(2,653)	$(2,092)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	329	296	627	511

Loss from continuing operations — diluted	$(1,064)	$(917)	$(2,026)	$(1,581)

Income (loss) from discontinued operations — basic	6	23	10	61
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	(1)	(6)	(2)	(15)

Income (loss) from discontinued operations — diluted	5	17	8	46

Net (loss) — diluted	$(1,059)	$(900)	$(2,018)	$(1,535)

Weighted average shares — basic	5,808,410	5,727,142	5,798,940	5,727,285
Dilutive securities — weighted average units	1,793,658	1,849,486	1,795,117	1,849,486

Weighted average shares — diluted (effect of operating partnership units)	7,602,068	7,576,628	7,594,057	7,576,771

7.	SEGMENT REPORTING
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
The Multifamily segment consists of operating apartment communities. At June 30, 2007 and 2006, the Multifamily segment was composed of the Addison Place apartment community, which consisted of 285 apartments and 118 townhomes.
The Retail/Office segment consists of operating retail centers and an office building. At June 30, 2007, the Retail/Office segment was composed of the Addison Place Shops, Grand Pavilion, Spectrum at the Mall of Georgia and the Northridge Office Building. Bassett Shopping Center is held for sale and is considered discontinued operations.

The Land segment consists of various tracts of land that are either under development and construction or held for investment. At June 30, 2007, the Land segment was composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development, and (b) one tract of land totaling 44 acres that is held for investment. At June 30, 2006, the Land segment included (a) five tracts of undeveloped land totaling 100 acres in various phases of development, and (b) two tracts of land totaling 45 acres that are held for investment.
The Corporate segment consists primarily of operating cash and cash equivalents plus other miscellaneous assets.
The tables on the following page summarize the operations of Roberts Realty’s reportable segments for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

Three Months Ended June 30, 2007
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$1,195	$416	$4	$—	$1,615
Other operating income	62	60	—	24	146

Total operating revenues from consolidated entities	1,257	476	4	24	1,761

Operating expenses — continuing	(554)	(263)	(78)	(374)	(1,269)
Depreciation and amortization expense	(339)	(294)	—	(5)	(638)

Total operating expenses from consolidated entities	(893)	(557)	(78)	(379)	(1,907)

Other (expense) income	(505)	(368)	(417)	43	(1,247)

Loss from continuing operations before minority interest	(141)	(449)	(491)	(312)	(1,393)

Minority interest of unitholders in the operating partnership	33	106	116	74	329

(Loss) income from continuing operations	(108)	(343)	(375)	(238)	(1,064)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	5	—	—	5

Net (loss) income	$(108)	$(338)	$(375)	$(238)	$(1,059)

Total assets at June 30, 2007	$31,127	$38,357	$57,345	$2,506	$129,335

Three Months Ended June 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$1,251	$527	$2	$—	$1,780
Other operating income	80	155	—	5	240

Total operating revenues from consolidated entities	1,331	682	2	5	2,020

Operating expenses — continuing	(484)	(225)	(146)	(534)	(1,389)
Depreciation and amortization expense	(424)	(348)	—	(3)	(775)

Total operating expenses from consolidated entities	(908)	(573)	(146)	(537)	(2,164)

Other (expense) income	(504)	(334)	(238)	7	(1,069)

Loss from continuing operations before minority interest	(81)	(225)	(382)	(525)	(1,213)

Minority interest of unitholders in the operating partnership	18	58	93	127	296

(Loss) income from continuing operations	(63)	(167)	(289)	(398)	(917)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	17	—	—	17

Net (loss) income	$(63)	$(150)	$(289)	$(398)	$(900)

Total assets at June 30, 2006	$32,433	$39,537	$52,993	$2,350	$127,313

Six Months Ended June 30, 2007
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$2,422	$806	$7	$—	$3,235
Other operating income	123	124	—	24	271

Total operating revenues from consolidated entities	2,545	930	7	24	3,506

Operating expenses — continuing	(1,014)	(529)	(169)	(722)	(2,434)
Depreciation and amortization expense	(684)	(585)	—	(11)	(1,280)

Total operating expenses from consolidated entities	(1,698)	(1,114)	(169)	(733)	(3,714)

Other (expense) income	(979)	(732)	(825)	91	(2,445)

Loss from continuing operations before minority interest	(132)	(916)	(987)	(618)	(2,653)

Minority interest of unitholders in the operating partnership	32	216	233	146	627

(Loss) income from continuing operations	(100)	(700)	(754)	(472)	(2,026)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	8	—	—	8

Net (loss) income	$(100)	$(692)	$(754)	$(472)	$(2,018)

Total assets at June 30, 2007	$31,127	$38,357	$57,345	$2,506	$129,335

Six Months Ended June 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$2,487	$989	$5	$—	$3,481
Other operating income	151	249	—	6	406

Total operating revenues from consolidated entities	2,638	1,238	5	6	3,887

Operating expenses — continuing	(960)	(432)	(217)	(893)	(2,502)
Depreciation and amortization expense	(716)	(640)	—	(7)	(1,363)

Total operating expenses from consolidated entities	(1,676)	(1,072)	(217)	(900)	(3,865)

Other (expense) income	(998)	(694)	(446)	24	(2,114)

Loss from continuing operations before minority interest	(36)	(528)	(658)	(870)	(2,092)

Minority interest of unitholders in the operating partnership	9	129	161	212	511

(Loss) income from continuing operations	(27)	(399)	(497)	(658)	(1,581)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	46	—	—	46

Net (loss) income	$(27)	$(353)	$(497)	$(658)	$(1,535)

Total assets at June 30, 2006	$32,433	$39,537	$52,993	$2,350	$127,313

8.	RELATED PARTY TRANSACTIONS
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
Design and Development Agreements with Roberts Properties. Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, exterior design, finish selection, interior design, and construction administration. During 2005 and 2006, Roberts Realty entered into the following design and development agreements with Roberts Properties:
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

		Total
		Amount
	Total	Incurred	Remaining
	Contract	Through	Contractual
	Amount	06/30/07	Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (1)	1,460,000	1,160,000	300,000
Sawmill Village	770,000	100,000	670,000
Highway 20 - Cumming	1,050,000	100,000	950,000

	$5,060,000	$2,349,000	$2,711,000

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

Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. On April 14, 2005, Roberts Realty entered into cost plus 10% construction contracts with Roberts Construction relating to the Peachtree Parkway property and the North Springs property. On August 4, 2005, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Sawmill Village property. On February 21, 2006, Roberts Realty entered into a cost plus 10% construction contract with Roberts Construction relating to the Highway 20 property. See Note 9 — Commitments and Contingencies, below for more information.

Office Leases. Roberts Realty leases office space on the third floor of the Northridge office building to Roberts Properties and Roberts Construction. Under leases dated March 27, 2006, Roberts Realty leased the Roberts Companies a total of 6,878 rentable square feet for a term of one year, effective January 1, 2006, at a rate of $19.00 per rentable square foot with three one-year options to renew. Each of the Roberts Companies exercised its option to renew for one year on March 21, 2007, with an increase to a total of 7,190 rentable square feet. The rental rate remained the same.
9.	COMMITMENTS AND CONTINGENCIES
Roberts Realty has five projects in various phases of development, and has entered into various contracts with the Roberts Companies for the development and construction of these projects. The contracts are described in Note 8 — Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction its cost plus 10%. The cost of these construction projects has not yet been determined, as the design of the projects and the number of units and square footage to be constructed is still being finalized. Roberts Realty has also entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of the projects. Roberts Realty estimates the total cost of the projects, including contractor fees payable to Roberts Construction, to be approximately $258 million, although the exact amount could be materially different.
In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs, Highway 20 and Sawmill Village projects. As of June 30, 2007, outstanding commitments on these contracts totaled $98,000.
As of June 30, 2007, Roberts Realty had one $500,000 unsecured letter of credit outstanding. The letter of credit is a requirement of the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 27, 2007.
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
As a result of the mergers of various limited partnerships into the operating partnership in the 1990s, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 1,792,522 units outstanding at June 30, 2007 that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of June 30, 2007, we owned a 76.42% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure. Currently, all of the properties we own are located in Georgia.
We own the following properties, all of which are located in north metropolitan Atlanta, Georgia. As of August 2, 2007, the properties are occupied or leased in the percentages shown:
Multifamily
Addison Place, which includes a total of 403 residential units consisting of 118 townhomes and 285 garden apartments, is located in Johns Creek, a newly created municipality in North Fulton County. Addison Place has an aggregate physical occupancy rate of 92.3%.
Retail/Office
1.	Grand Pavilion, a 62,323-square-foot retail center located in Johns Creek, is 58.8% occupied.

2.	Bassett Shopping Center, a 19,949-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County, is 100% occupied (and is currently held for sale).

3.	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County, is 65.9% occupied.

4.
Addison Place Shops, a 44,205-square-foot retail center in lease-up located at the entrance to our Addison Place apartment community in Johns Creek, including a 5,000 square foot building now under construction. The Addison Place Shops are 38.2% leased and 34.4% occupied (excluding the 5,000 square foot building currently under construction).

5.
Northridge Office Building, a 37,864-square-foot building, is in lease-up in Sandy Springs, Georgia. We occupy a portion of the third floor of the building as our corporate headquarters. We have entered into leases for the remaining space on the third floor with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), each of which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of Directors. We have also entered into a lease with an unrelated third party for a portion of the first floor. The building is 43.8% occupied.

Land
Properties under Development
1.	Northridge, a 220-unit residential community, to be located on a 10.9-acre site adjacent to our Northridge office building.

2.	Peachtree Parkway, a 292-unit residential community, to be located on a 23.6-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County.

3.
North Springs, a 9.8-acre tract of undeveloped land located on Peachtree Dunwoody Road in Atlanta, zoned for 356 residential units, 210,000 square feet of office space, and 56,000 square feet of retail space.

4.	Sawmill Village, a 22.0-acre tract of undeveloped land in Cumming, zoned for 154 residential units.

5.	Highway 20, a 38.2-acre tract of undeveloped land in Cumming, zoned for 210 residential units.
Land Held for Investment
Westside, a 44.0-acre tract of undeveloped land, is located on Westside Parkway in Alpharetta, zoned for 326 residential units and a density of 500,000 square feet for a university education center. In addition, we own a right of first refusal to acquire an adjacent 7-acre parcel zoned for 105 residential units.
Trends
As detailed above, we have five properties that are currently under development and one tract of land held for investment. These six properties are the focus of our ongoing business plan. We own a total of 148 acres, which provides us the development and ownership opportunities for 1,558 residential housing units and 766,000 square feet of retail and office space with a total investment, including land, in excess of $250 million. In addition to our land investments, we own 403 residential units, four neighborhood retail centers, and an office building. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction.
Since our inception in 1994, we have focused primarily on the development, construction and ownership of multifamily residential communities, including land held for subsequent development. In 2005, we diversified our real estate activities by acquiring three neighborhood retail centers. We are currently experiencing negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, from which we made a distribution to shareholders and unitholders of $4.50 per share/unit totaling $32.5 million and reinvested a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe the combination of improving occupancy at our Addison Place apartments and townhomes and the continued lease-up of our Addison Place Shops retail center and Northridge office building will reduce, but not eliminate, our current negative cash flow as we pursue our development and construction plan. In addition, as of August 10, 2007, we have approximately $2.3 million in cash and cash equivalents and 20.7 acres of unencumbered land that we acquired for $21,093,000 (including closing costs) that we can use as collateral for land loans.
We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. We will make distributions only to the extent required to maintain our status as a REIT for federal income tax purposes.

Results of Operations
Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006
Loss from continuing operations increased by $147,000, or 16.0%, from $917,000 for the three months ended June 30, 2006 to $1,064,000 for the three months ended June 30, 2007. We explain the material variances between the three months ended June 30, 2006 and the three months ended June 30, 2007 below.
Total operating revenues decreased $259,000, or 12.8%, from $2,020,000 for the three months ended June 30, 2006 to $1,761,000 for the three months ended June 30, 2007. These revenues decreased primarily due to decreases in revenue of $272,000 for the Grand Pavilion and Spectrum Shopping Centers, partially offset by some leasing increases at other properties.
Depreciation expense decreased $138,000, or 17.8%, from $775,000 for the three months ended June 30, 2006 to $637,000 for the three months ended June 30, 2007. The decrease was primarily due to recognizing an additional $76,000 of depreciation expense in our retail segment and an additional $63,000 from the Addison Townhomes in 2006.
General and administrative expense decreased $129,000, or 23.8%, from $542,000 for the three months ended June 30, 2006 to $413,000 for the three months ended June 30, 2007. The decrease was primarily due to a $164,000 reduction in general and administrative expense in our corporate segment, partially offset by a $32,000 increase in general and administrative expenses in our retail segment.
Interest expense increased $211,000, or 20.4%, from $1,035,000 for the three months ended June 30, 2006 to $1,246,000 for the three months ended June 30, 2007. Interest expense increased primarily due to interest expense of $143,000 on the debt secured by the Peachtree Parkway land, for which we began expensing interest in December 2006 when we closed the loan.
Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
Loss from continuing operations increased by $445,000, or 28.1%, from $1,581,000 for the six months ended June 30, 2006 to $2,026,000 for the six months ended June 30, 2007. We explain the material variances between the six months ended June 30, 2006 and the six months ended June 30, 2007 below.
Total operating revenues decreased $381,000, or 9.8%, from $3,887,000 for the six months ended June 30, 2006 to $3,506,000 for the six months ended June 30, 2007. These revenues decreased primarily due to decreases in rental revenue of $341,000 in our retail segment.
Total operating expenses excluding general and administrative expenses and depreciation expenses increased $32,000, or 2.0%, from $1,595,000 for the six months ended June 30, 2006 to $1,627,000 for the six months ended June 30, 2007. These expenses increased primarily due to normal increases in total repairs and maintenance expenses as the occupancy levels at Addison Place have risen.
Depreciation expense decreased $83,000, or 6.1%, from $1,363,000 for the six months ended June 30, 2006 to $1,280,000 for the six months ended June 30, 2007. The decrease was primarily due to a decrease in depreciation expense in our retail segment for leases that were written off due to certain retail leases being terminated prior to their maturity.
General and administrative expense decreased $109,000, or 11.9%, from $916,000 for the six months ended June 30, 2006 to $807,000 for the six months ended June 30, 2007. The decrease was primarily due to a $176,000 decrease in general and administrative expense in our corporate segment, partially offset by a $60,000 increase in general and administrative expenses in our retail segment.

Interest expense increased $371,000, or 17.8%, from $2,081,000 for the six months ended June 30, 2006 to $2,452,000 for the six months ended June 30, 2007. Interest expense increased primarily due to interest expense of $291,000 on the debt secured by the Peachtree Parkway land, for which we began expensing interest in December 2006 when we closed the loan.
Liquidity and Capital Resources
Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006
Cash and cash equivalents decreased $1,985,000 during the six months ended June 30, 2007 compared to an increase of $190,000 during the six months ended June 30, 2006. The change is due to a decrease in cash used in investing activities of $113,000, an increase in cash used in financing activities of $2,167,000 and an increase in cash used in operating activities of $121,000, as described in more detail below.
Before we sold seven apartment communities in 2004 and 2005, cash from operations was a primary source of liquidity for us. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. The sale of the apartment communities during 2004 and 2005 resulted in a decrease in operating cash flows to a level that is less than our operating expenses. We have invested the proceeds from the St. Andrews at the Polo Club sale and the Ballantyne Place sale in retail centers and undeveloped land. The undeveloped land will not generate positive cash flow until the land is developed and leased.
Net cash used in operating activities increased $126,000 from using $339,000 of cash during the six months ended June 30, 2006 to using $465,000 of cash during the six months ended June 30, 2007. The increase is due primarily to a decrease of $212,000 for cash provided by retail center income, offset by a $109,000 reduction in general and administrative expense for the six months ended June 30, 2007.
Net cash used in investing activities decreased $118,000 from using $1,117,000 during the six months ended June 30, 2006 to using $999,000 during the six months ended June 30, 2007. The decrease is due to our incurring $118,000 less in development costs during the six months ended June 30, 2007.
Net cash used in financing activities increased $2,167,000, from providing $1,646,000 during the six months ended June 30, 2006 to using $521,000 during the six months ended June 30, 2007. The increase is primarily due to $4,077,000 in proceeds from the Highway 20 loan in 2006, partially offset by the $2,000,000 repayment of our line of credit in 2006.
We have not paid regular quarterly dividends since the third quarter of 2001 and presently have no plans to resume paying regular quarterly dividends. We anticipate paying distributions from time to time out of the proceeds of property sales only if we need to do so to maintain our status as a REIT for federal income tax purposes.
During the three months ended June 30, 2007, we continued to generate negative operating cash flow, which we expect to continue through 2008. We own six tracts of undeveloped land totaling 148 acres, but this land will not generate cash flow until we either develop or sell it. In addition to our land investments, we own Addison Place consisting of 285 garden apartments and 118 townhomes, four neighborhood retail centers, and one office building. Of these six properties, two (Addison Place Shops and the Northridge office building) are currently in lease-up and the remaining four properties do not generate operating revenue sufficient to cover our operating expenses. As a result, we are generating negative operating cash flow.

We believe the combination of improving occupancy at our Addison Place apartments and townhomes along with the continued lease-up of our Addison Place Shops retail center and Northridge office building will reduce, but not eliminate, our negative cash flow from operations as we pursue our development and construction plan. We do not expect to see positive cash flow until we substantially complete the construction and lease- up of the first of our new communities, which we expect will occur within 18 to 24 months. This assumes we are able to raise the debt and equity necessary to fund the costs of construction. We have several options available to us for raising this debt and equity including, but not limited to, construction financing, joint ventures, and asset sales. We can give no assurance that we will be able to raise the debt and equity sufficient to meet our financial needs or on terms acceptable to us.
As of August 10, 2007, we have the following resources available to cover our negative cash flow from operations:
1.	cash on hand sufficient to cover approximately six months of negative cash flow from operations; and

2.
two unencumbered parcels of land totaling 20.7 acres (North Springs and Northridge) that we acquired for $21,093,000 (including closing costs), and which are available to be used as collateral for land loans.

We have four loans totaling $22,367,000 that mature on various dates through January 31, 2008. The first of the four loans to mature is a $3,752,000 loan secured by our Northridge office building that matures on September 10, 2007. We are working with the lender to renew the loan, but we have not finalized the renewal terms as of the date of this report. Although we expect to extend or refinance all of this debt at or before its maturity, we do not have the funds available to repay all or any substantial portion of it at maturity. We have also started the process of renewing the existing loan secured by the Addison Place Shops.
Debt Summary
The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at June 30, 2007 and its scheduled balance at maturity, interest rate, maturity date, and monthly payment of principal and interest. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the following table.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of June 30, 2007

			Interest	Maturity	Balance at	Monthly	June 30, 2007
	Lender	Interest Terms	Rate (1)	Date	Maturity	Payment	Balance

Revolving $2,500,000 Line of Credit (2) (3)	Compass Bank	LIBOR plus 175 basis points (b.p.)	7.07%	08/01/07	$2,500,000	Interest only	—

Northridge Office Building (3)	Bank of North Georgia	LIBOR plus 200 b.p.	7.32%	09/10/07	3,752,000	$13,333(4)	3,765,000

Addison Place Shops (5)	Compass Bank	LIBOR plus 185 b.p.	7.17%	10/30/07	6,500,000	Interest only	6,363,000

Peachtree Parkway Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	7.07%	12/06/07	8,175,000	Interest only	8,175,000

Highway 20 Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	7.07%	01/31/08	4,077,000	Interest only	4,077,000

Westside Land Loan (3)	Compass Bank	LIBOR plus 175 b.p.	7.07%	08/27/08	6,480,000	Interest only	6,480,000

Sawmill Village Land Loan (3)	Bank of North Georgia	LIBOR plus 175 b.p.	7.07%	08/29/08	3,335,000	Interest only	3,335,000

Addison Place Townhomes (6)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	$62,885	8,715,000

Grand Pavilion Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	$40,565	6,799,000

Spectrum Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	$31,273	5,178,000

Addison Place Apartments (8)	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	$130,669	20,501,000

Bassett Shopping Center (7)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	$21,853	2,660,000

Totals					$73,690,000		$76,048,000

(Footnotes are on following page.)

(1)	The interest rate shown for variable-rate debt is as of June 30, 2007.

(2)	This line of credit matured on August 1, 2007. Roberts Realty is seeking a renewal of the line of credit to August 1, 2008.

(3)	Each of these loans has an interest rate floor of 3.75%.

(4)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(5)	This loan has an interest rate floor of 3.50%.

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

(8)
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

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule
As of June 30, 2007
	Principal
Year	Payments	Properties with Balloon Payments

2007	$18,608,000	Northridge Office, Addison Place Shops, Peachtree Parkway land
2008	14,543,000	Highway 20 land, Westside land, Sawmill Village land
2009	9,011,000	Addison Place townhomes
2010	564,000
2011	599,000
Thereafter	32,723,000	Addison Place apartments; Grand Pavilion, Spectrum, and Bassett retail centers

Total	$76,048,000

Short-Term Debt
We have a total of $22,367,000 in short-term debt that matures on or before June 30, 2008. The following describes this short-term debt, listed in order of maturity.
Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan to May 28, 2005 and reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, we extended the maturity date of the loan to May 28, 2006, and reduced the amount of the loan to $4,000,000. On March 10, 2006, we extended the maturity date of the loan from May 28, 2006 to September 10, 2007. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR plus 200 basis points, with a balloon payment at maturity of $3,752,000 plus accrued interest. At June 30, 2007, the outstanding balance on the loan was $3,765,000. As noted above, we are working with the lender to renew the loan, but we have not finalized the renewal terms as of the date of this report. Although we expect to extend or refinance all of this debt at or before its maturity, we do not have the funds available to repay all or any substantial portion of it at maturity.
Addison Place Shops. On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, and monthly payments are interest only at the 30-day LIBOR plus 185 basis points. On March 9, 2006, we extended the maturity date of the loan from April 30, 2006 to October 30, 2007 with all other terms and conditions remaining the same. At June 30, 2007, the outstanding balance on the loan was $6,363,000. Although we expect to extend or refinance this debt at or before its October 30, 2007 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity. As noted above, we have started the process of renewing this loan.
Peachtree Parkway Land Loan. On December 6, 2006, we obtained an $8,175,000 loan from Wachovia Bank, National Association for the following purposes:
•	we used $2,284,043, plus closing costs of $22,108, to acquire from an unrelated seller the remaining 18% undivided interest in the Peachtree Parkway land;

•	we used $1,350,858 to pay off the existing balance on our unsecured line of credit; and

•	we used or will use the remainder for working capital and general corporate purposes, including funding part of our development and construction program.
The loan matures on December 6, 2007, and interest is payable in consecutive monthly payments of accrued interest only. The loan bears interest at the 30-day LIBOR plus 175 basis points. Although we expect to extend or refinance this debt at or before its December 6, 2007 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
Highway 20 Land Loan. On January 31, 2006, we closed a $4,077,000 short-term, interest-only land loan with Wachovia Bank that is secured by our investment in our Highway 20 land. The loan bears interest at the 30-day LIBOR plus 175 basis points. On January 26, 2007, we extended the maturity date of the loan from January 31, 2007 to January 31, 2008. We intend to renew the land loan on or before its maturity, although there is no assurance we will be offered a renewal or, if a renewal is offered, that it will be on favorable terms.
Unsecured Line of Credit. Until August 1, 2007, we had a $2,500,000 unsecured line of credit to provide funds for short-term working capital purposes. At June 30, 2007, we had no outstanding balance on this line of credit. This line of credit matured on August 1, 2007, but we are currently seeking a renewal of the line of credit to August 1, 2008.
Long-Term Debt
With respect to the debt that matures after the second quarter of 2008, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay it at maturity. We currently intend to refinance our maturing debt through debt financings collateralized by mortgages on individual properties, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.
Land Loans
In addition to the two land loans secured by our Peachtree Parkway and Highway 20 properties described above, we have two other loans secured by our investment in undeveloped land that bear interest at the 30-day LIBOR plus 175 basis points. These two loans, Westside and Sawmill Village, have three-year terms and mature in August 2008. As with our long-term debt, we anticipate that we will not have funds on hand sufficient to repay the debt at maturity. Instead, we intend to refinance the debt at or before the maturity date of each loan by:
•	extending the maturity date if the property has not been developed; or

•	obtaining a construction loan if we are ready to begin construction
Floating Rate Debt
We have six loans that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $32.2 million at June 30, 2007, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR. Changes in LIBOR that increase the interest rates on these loans, as have occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $322,000 per year and adversely affect our liquidity and capital resources to that degree.

We anticipate that aggregate operating revenues will not be adequate to provide short-term (12 months) liquidity for the payment of direct rental operating expenses, interest and scheduled amortization of principal on mortgage debt other than our short-term debt, as noted above. We intend to meet our other short-term liquidity requirements, including general and administrative expenses, and improvements and renovations at existing communities, with our cash reserves. If we are unable to secure permanent financing or otherwise refinance our short-term debt, we may have to defer or curtail our planned development and construction activities. As of August 10, 2007, we have approximately $2.3 million in cash and cash equivalents and 20.7 acres of unencumbered land that we acquired for $21,093,000 (including closing costs) that we can use as collateral for land loans to repay this short-term debt if necessary. In an extreme case, we could be forced to sell one or more properties to repay our short-term debt. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary from the sale of properties.
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

		Total
		Amount
		Incurred	Remaining
	Total Contract	Through	Contractual
	Amount	6/30/07	Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,460,000	1,160,000	300,000
Sawmill Village	770,000	100,000	670,000
Highway 20 Cumming	1,050,000	100,000	950,000

	$5,060,000	$2,349,000	$2,711,000

Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. During 2005, we entered into contracts with Roberts Construction on four projects. We have an existing contract with Roberts Construction we entered into before 2005 for the construction of our Northridge residential project. Terms of the contracts are cost plus 10%. As of the date of this report, we have not finalized the costs of these five projects, although we estimate the cost, including land and contractor fees, to be approximately $258 million depending on the number of units and square footage to be constructed.
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
We have five projects under development. Because these development projects may take several years to complete, inflation could increase the cost of construction and require us to borrow additional funds, which may reduce the rate of return on our equity.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2006. A critical accounting policy is one that requires significant judgment or difficult estimates and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing apartment communities, retail centers and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.
Cost Capitalization
We state our real estate assets at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, property taxes, insurance and development fees incurred during the construction period. We expense ordinary repairs and maintenance as incurred. We capitalize and depreciate major replacements and betterments over their estimated useful lives. Depreciation expense is computed over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures and equipment.
We capitalize direct costs associated with the development and construction of our real estate projects. We expense all internal costs associated with the acquisition and operation of these assets to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” for our real estate assets. During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as the property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the property and what rent levels we achieve. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.
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
Asset Impairment Evaluation
We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At June 30, 2007, we did not own any real estate assets that met the impairment criteria of SFAS No. 144.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those that are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 became effective on January 1, 2007. The implementation of FIN 48 did not have a material effect our financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Because some of our debt bears interest at rates that are not fixed, we are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes. We are exposed to interest rate risk primarily through our borrowing activities, which are described in Note 5 to the consolidated financial statements included in Item 1 in this report and in Item 2 of this report.
We had approximately $32.2 million in debt at June 30, 2007 that bears interest at variable interest rates. An increase of 1% in the interest rates on these loans would increase our interest expense by approximately $322,000 per year.
ITEM 4T. CONTROLS AND PROCEDURES.
As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007.
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description

10.1	Construction Agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated May 11, 2007 (Addison Place Shops). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated May 11, 2007.]
31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2007

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(The Registrant's Principal Financial and Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Construction Agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated May 11, 2007 (Addison Place Shops). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated May 11, 2007.]
31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.