Form 10-Q
period 2007-09-30
ROBERTS REALTY INVESTORS INC
filed 2007-11-08
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 1, 2007 was 5,809,546.

PART I
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

REAL ESTATE ASSETS – At cost:
Land	$16,322	$16,322
Buildings and improvements	60,983	60,970
Furniture, fixtures and equipment	4,332	4,098

	81,637	81,390
Less accumulated depreciation	(14,648)	(12,814)

Operating real estate assets	66,989	68,576
Construction in progress and real estate held for development	48,776	47,480
Land held for investment	9,019	9,019

Net real estate assets	124,784	125,075

CASH AND CASH EQUIVALENTS	1,603	4,408

RESTRICTED CASH	464	416

DEFERRED FINANCING & LEASING COSTS – Net of accumulated amortization of $512 and $346 at September 30, 2007 and December 31, 2006, respectively	512	561

FAIR VALUE OF LEASES – Net of accumulated amortization of $373 and $320 at September 30, 2007 and December 31, 2006, respectively	566	806

OTHER ASSETS – Net	517	501

	$128,446	$131,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$43,700	$44,165
Construction notes payable	10,102	10,209
Land notes payable	22,067	22,067
Insurance premium note payable	134	109
Accounts payable and accrued expenses	1,481	791
Due to affiliates	7	14
Security deposits and prepaid rents	259	251

Total liabilities	77,750	77,606

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	11,954	12,863

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,809,546 and 5,777,458 shares issued at September 30, 2007 and December 31, 2006, respectively	58	58
Additional paid-in capital	27,695	27,429
Unamortized restricted stock compensation	(131)	(5)
Retained earnings	11,120	13,816

Total shareholders’ equity	38,742	41,298

	$128,446	$131,767

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$1,864	$1,840	$5,304	$5,552
Other operating income	164	182	494	652

Total operating revenues	2,028	2,022	5,798	6,204

OPERATING EXPENSES:
Personnel	142	151	415	456
Utilities	126	123	403	353
Repairs, maintenance and landscaping	167	144	459	398
Real estate taxes	388	201	992	835
Marketing, insurance and other	104	129	290	328
General and administrative expenses	410	634	1,222	1,550
Write-off of fair value/market value of leases (net)	—	—	46	10
Depreciation of real estate assets	682	743	2,045	2,173

Total operating expenses	2,019	2,125	5,872	6,103

INCOME (LOSS) FROM OPERATIONS	9	(103)	(74)	101

OTHER INCOME (EXPENSE):
Interest income	29	13	125	56
Interest expense	(940)	(1,182)	(3,506)	(3,377)
Loss on disposal of assets	—	—	—	(9)
Legal settlement	60	—	60	—
Amortization of deferred financing & leasing costs	(44)	(45)	(135)	(120)

Total other expense	(895)	(1,214)	(3,456)	(3,450)

(LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(886)	(1,317)	(3,530)	(3,349)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	209	321	834	817

(LOSS) FROM CONTINUING OPERATIONS	(677)	(996)	(2,696)	(2,532)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—

NET (LOSS)	$(677)	$(996)	$(2,696)	$(2,532)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (Note 6):

(Loss) from continuing operations – basic	$(0.12)	$(0.17)	$(0.46)	$(0.44)
(Loss) income from discontinued operations – basic	—	—	—	—

Net (loss) – basic	$(0.12)	$(0.17)	$(0.46)	$(0.44)

(Loss) from continuing operations – diluted	$(0.12)	$(0.17)	$(0.46)	$(0.44)
(Loss) income from discontinued operations – diluted	—	—	—	—

Net (loss) – diluted	$(0.12)	$(0.17)	$(0.46)	$(0.44)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,696)	$(2,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest of unitholders in the operating partnership	(834)	(817)
Depreciation and amortization	2,180	2,319
Amortization of above and below market leases	77	47
Write-off of fair value/market value of leases (net)	46	10
Amortization of deferred compensation	66	3
Change in assets and liabilities:
Increase in restricted cash	(48)	(228)
Increase in other assets	(109)	(537)
Decrease in amounts due affiliates	—	(4)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	696	316

Net cash used in operating activities	(622)	(1,423)

INVESTING ACTIVITIES:
Payment of leasing costs	(52)	(38)
Decrease in due to affiliates	(7)	(93)
Acquisition and construction of real estate assets	(1,543)	(1,352)

Net cash used in investing activities	(1,602)	(1,483)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(465)	(438)
Repayment of construction note payable	(107)	(101)
Proceeds from land note payable	—	4,077
Proceeds from insurance premium note payable	167	195
Repayment of insurance premium note payable	(142)	—
Repayment of line of credit	—	(2,000)
Payment of loan costs	(34)	(81)

Net cash (used in) provided by financing activities	(581)	1,652

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,805)	(1,254)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,408	1,503

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,603	$249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest, net of capitalized interest of $346 and $0 through September 30, 2007 and 2006, respectively	$3,520	$3,831

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its wholly owned subsidiaries. Roberts Realty is the sole general partner of the operating partnership and had a 76.42% ownership interest at September 30, 2007 and a 76.25% ownership interest at December 31, 2006. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At September 30, 2007, Roberts Realty owned the following properties, all of which are located in the Atlanta metropolitan area:
•	one multifamily apartment community, consisting of 285 garden apartments and 118 townhomes;

•
four neighborhood retail centers totaling 156,527 square feet, including a 44,205 square foot retail center that is in its lease-up phase (including a 5,088 square foot building currently under construction);

•	a 37,864 square foot commercial office building that is also in its lease-up phase, part of which serves as Roberts Realty’s corporate headquarters;

•	five tracts of undeveloped land totaling 105 acres in various phases of development; and

•	a 44-acre tract of land that is held for investment.

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated based on the minority interest ownership percentage multiplied by the operating partnership’s net assets (total assets less total liabilities). The minority interest percentage reflects the number of shares and units outstanding and changes as additional shares and units are issued and redeemed. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 23.62% and 24.40% for the nine months ended September 30, 2007 and 2006, respectively. The minority interest of the unitholders was $11,954,000 at September 30, 2007 and $12,863,000 at December 31, 2006.

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

On January 31, 2006, Roberts Realty purchased a 1.29-acre parcel of land for $388,213, including closing costs, located adjacent to its Highway 20 land in Cumming, Georgia.

On October 3, 2006, Roberts Realty purchased a 1.34-acre parcel of land located adjacent to its Grand Pavilion retail center in Alpharetta, Georgia. The purchase price, including closing costs, was $876,006. Roberts Realty funded this acquisition by drawing on its line of credit, which Roberts Realty subsequently repaid in full in December 2006.

On December 6, 2006, Roberts Realty acquired the remaining 18% undivided interest in the Peachtree Parkway property from an unaffiliated third party for $2,306,151, including closing costs. In addition, Roberts Realty paid the $146,000 balance owed by the seller to Roberts Properties for the seller’s portion of the total $811,111 amount incurred through the date of closing in accordance with a design and development agreement with Roberts Properties. The property serves as collateral for the $8,175,000 loan that Roberts Realty obtained to fund this acquisition.

4.	DISCONTINUED OPERATIONS

Roberts Realty reports the results of operations and gains or losses for sold properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Gains and losses and results of operations from sold properties are listed separately on the Consolidated Statements of Operations. Interest expense on any property that Roberts Realty has sold, along with all expenses related to the retirement of debt, are included in discontinued operations in the year incurred. Revenues and expenses for discontinued operations are reclassified in all prior periods presented in comparative statements.

On September 29, 2006, Roberts Realty entered into a listing agreement for the sale of its 19,949 square foot Bassett retail center. On December 27, 2006, Roberts Realty terminated its listing agreement effective December 31, 2006. Although Roberts Realty intends to market its Bassett retail center for sale at some point during 2008, Roberts Realty determined that the property does not meet the criteria outlined in SFAS 144 to be classified as held for sale and, therefore, its net real estate assets and liabilities are classified as operating real estate assets and liabilities at September 30, 2007.

5.	NOTES PAYABLE

Roberts Realty has five types of debt:
1.	mortgage notes secured by five of its real estate assets;

2.	construction loans secured by two other real estate assets;

3.	land loans used to purchase undeveloped land;

4.	an unsecured, revolving line of credit; and

5.	an insurance premium note payable.

The details of each of the five types of debt are summarized below. For each loan other than the insurance premium note payable, the operating partnership or its wholly owned subsidiary is the borrower, and Roberts Realty is the guarantor.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at September 30, 2007 and December 31, 2006 were as follows (in order of maturity date):

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	09/30/07	09/30/07	12/31/06

Addison Place Townhomes	11/15/09	6.95%	$8,677,000	$8,788,000
Grand Pavilion Retail Center	07/11/13	5.43%	6,771,000	6,855,000
Spectrum at the Mall of Georgia	05/01/14	5.68%	5,159,000	5,217,000
Addison Place Apartments	05/01/15	6.35%	20,441,000	20,628,000
Bassett Shopping Center	10/01/19	8.47%	2,652,000	2,677,000

Weighted Average / Total		6.38%	$43,700,000	$44,165,000

On October 25, 1999, the operating partnership closed a $9,500,000 loan from Prudential Insurance Company secured by the Addison Place townhome community. This loan is scheduled to mature on November 15, 2009. The interest rate is fixed at 6.95% per year for the full 10-year term and the loan is amortized over 30 years.

On May 1, 2000, the operating partnership closed a $22,500,000 loan from Wachovia Bank secured by the Addison Place apartment community. This loan was scheduled to mature on May 10, 2005. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC and, using proceeds from the new loan along with cash on hand, repaid the balance of the Addison Place apartment loan to Wachovia Bank. Roberts Realty is the guarantor of the operating partnership’s obligations under the loan documents. There were no early termination fees due on the repayment of either the Wachovia Bank loan or the related swap agreement. In June 2005, Primary Capital Advisors LC assigned the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The loan has a 10-year term and matures on May 1, 2015. The interest rate is fixed at 6.35% per year for the full 10-year term, and the loan is amortized over 30 years. In addition, Roberts Realty has the option, at its election, to extend the loan for an additional one-year period at an interest rate that will float at 250 basis points over a Freddie Mac index.

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

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan to May 28, 2005 and simultaneously reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date to May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date from May 28, 2006 to September 10, 2007. On September 10, 2007, Roberts Realty extended the maturity date from September 10, 2007 to September 10, 2008. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR plus 200 basis points, with a balloon payment at maturity of $3,605,000 plus interest. At September 30, 2007, the outstanding balance on the loan was $3,739,000 and the interest rate was 7.12%.

On May 30, 2003, Roberts Realty closed a $6,500,000 interest-only construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, and it bears interest at the 30-day LIBOR plus 185 basis points. This loan was originally scheduled to mature on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007, with all other terms and conditions of the loan remaining the same. On October 9, 2007, Roberts Realty extended the maturity date from October 30, 2007 to October 31, 2008. At September 30, 2007, the outstanding balance on the loan was $6,363,000 and the interest rate was 6.97%.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan with Wachovia Bank (as amended on January 19, 2005) to help fund a portion of the following land acquisitions:
1.
An 82% undivided interest in 23.6 acres of undeveloped land located on Peachtree Parkway in Gwinnett County. Roberts Realty acquired the land on December 29, 2004 for $7,786,000, which included closing costs of $16,000.

2.	29.5 acres of undeveloped land located on Westside Parkway in Alpharetta. Roberts Realty acquired the land on December 29, 2004 for $5,919,000, which included closing costs of $39,000.

3.
9.8 acres of undeveloped land located on Peachtree Dunwoody Road in Sandy Springs, Georgia. Roberts Realty acquired the land on January 19, 2005 for $15,718,000, which included closing costs of $18,000.

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

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, adjacent to its Westside land purchased in December 2004. This acquisition increased Roberts Realty’s total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan with Compass Bank secured by its investment in Westside. The interest rate on the loan is the 30-day LIBOR plus 175 basis points, and the maturity date is August 27, 2008. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above. At September 30, 2007, the outstanding balance on the loan was $6,480,000 and the interest rate was 6.87%.

On September 29, 2005, Roberts Realty closed a $3,335,000 interest-only loan with Bank of North Georgia secured by Sawmill Village, a 22.0-acre tract of undeveloped land located in Cumming, Georgia. The interest rate on the loan is the 30-day LIBOR plus 175 basis points, and the maturity date is August 29, 2008. Roberts Realty used the proceeds from the loan to fund the acquisition of the Spectrum at the Mall of Georgia retail center, as more fully described in Note 3 – Acquisitions and Dispositions. At September 30, 2007, the outstanding balance on the loan was $3,335,000 and the interest rate was 6.87%.

On January 31, 2006, Roberts Realty closed a $4,077,000, interest-only loan with Wachovia Bank, secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming, Georgia. The interest rate on the loan is the 30-day LIBOR plus 175 basis points. On January 26, 2007, the maturity date of the loan was extended from January 31, 2007 to January 31, 2008, with all other terms and conditions of the loan remaining the same. At September 30, 2007, the outstanding balance on the loan was $4,077,000 and the interest rate was 6.87%.

On December 6, 2006, the operating partnership closed an $8,175,000 land loan with Wachovia Bank, secured by the Peachtree Parkway land, a 23.6-acre tract of undeveloped land located in Gwinnett County, Georgia The loan matures on December 6, 2007, and interest is payable in consecutive monthly payments of accrued interest only, until maturity. The interest rate on the loan is the 30-day LIBOR plus 175 basis points, and the loan may be prepaid at any time, in whole or in part, without penalty or premium. At September 30, 2007, the outstanding balance on the loan was $8,175,000, and the interest rate was 6.87%. The proceeds of the loan were or are being used as follows:

•	$2,306,151, including closing costs, was used to acquire the remaining 18% undivided interest in Peachtree Parkway (see Note 3 – Acquisitions and Dispositions, for more information);

•	$1,350,858 was used to pay the balance on Roberts Realty’s line of credit; and

•	the remainder is being used for working capital and general corporate purposes, including funding part of Roberts Realty’s development and construction program.

Line of Credit. Roberts Realty has $2,500,000 unsecured, revolving line of credit to provide funds for short-term working capital purposes. The line of credit was renewed in the third quarter of 2007 and matures on July 31, 2008. At September 30, 2007, there were no outstanding borrowings under the line of credit.

Insurance Premium Note Payable. On August 30, 2007, Roberts Realty signed a premium finance agreement to finance approximately 77% of its property and casualty insurance renewal that took effect for the twelve months beginning August 1, 2007. The amount financed was $167,000 at a fixed interest rate of 6.25% per year and a maturity date of July 1, 2008, payable in equal monthly installments of $15,289. At September 30, 2007, the balance outstanding on the insurance premium note payable was $134,000.

6.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Common Shares. During the three months ended September 30, 2007, no operating partnership units were exchanged for shares. During the nine months ended September 30, 2007, a total of 7,088 operating partnership units were exchanged for an equal number of shares. A total of 2,917 operating partnership units were exchanged for an equal number of shares during the three and nine months ended September 30, 2006. Each exchange was reflected in the accompanying consolidated financial statements at book value.

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

During the third quarter of 2006, Roberts Realty adopted the provisions of Statement of Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the award. Roberts Realty accounts for the Plan in accordance with SFAS 123R. Under the fair value provisions of the statement, stock-based compensation cost will be measured at the date of grant based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period, net of an estimated forfeiture rate. During the first quarter of 2007, Roberts Realty granted 25,000 shares under the Plan to an officer and an employee. The grants include service-based vesting that ranges from 3 months to 5 years. Roberts Realty made no grants of restricted stock in the third quarter of 2007. Compensation expense was $7,626 for the quarter ended September 30, 2007 and $1,819 for the quarter ended September 30, 2006.

The following table shows the restricted stock grants outstanding for the quarters ended September 30, 2007 and 2006 (in shares).

3rd Quarter	Beginning Balance	Grants	Forfeited/Vested	Ending Balance
2007	19,386	0	0	19,386
2006	3,658	0	698	2,960
The following table shows the restricted stock grants outstanding for the nine months ended September 30, 2007 and 2006 (in shares).

Nine Months	Beginning Balance	Grants	Forfeited/Vested	Ending Balance
2007	1,350	25,000	6,964	19,386
2006	3,989	0	1,029	2,960

Earnings Per Share. Reconciliations of net income to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands, unaudited).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss from continuing operations – basic	$(677)	$(996)	$(2,696)	$(2,532)
Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(209)	(321)	(834)	(817)

Loss from continuing operations – diluted	$(886)	$(1,317)	$(3,530)	$(3,349)

Income (loss) from discontinued operations – basic	—	—	—	—
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	—	—	—	—

Income (loss) from discontinued operations – diluted	—	—	—	—

Net (loss) – diluted	$(886)	$(1,317)	$(3,530)	$(3,349)

Weighted average shares – basic	5,809,546	5,728,626	5,802,514	5,727,737
Dilutive securities – weighted average units	1,792,522	1,847,806	1,794,243	1,848,920

Weighted average shares – diluted (effect of operating partnership units)	7,602,068	7,576,432	7,596,757	7,576,657

7.	SEGMENT REPORTING

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

The Multifamily segment consists of operating apartment communities. At September 30, 2007 and 2006, the Multifamily segment was composed of the Addison Place apartment community, which consisted of 285 apartments and 118 townhomes.

The Retail/Office segment consists of four operating retail centers and an office building. At September 30, 2007, the Retail/Office segment was composed of the Addison Place Shops, Bassett Shopping Center, Grand Pavilion, Spectrum at the Mall of Georgia and the Northridge Office Building.

The Land segment consists of various tracts of land that are either under development and construction, held for development, or held for investment. At September 30, 2007, the Land segment was composed of (a) five tracts of undeveloped land totaling 105 acres in various phases of development, and (b) one tract of land totaling 44 acres that is held for investment. At September 30, 2006, the Land segment included (a) five tracts of undeveloped land totaling 100 acres in various phases of development, and (b) two tracts of land totaling 45 acres that are held for investment.

The Corporate segment consists primarily of operating cash and cash equivalents plus other miscellaneous assets.

The tables on the following page summarize the operations of Roberts Realty’s reportable segments for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

Three Months Ended September 30, 2007
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	$1,329	$532	$3	$—	$1,864
Other operating income	79	85	—	—	164

Total operating revenues from consolidated entities	1,408	617	3	—	2,028

Operating expenses – continuing	(665)	(263)	(33)	(376)	(1,337)
Depreciation and amortization expense	(343)	(334)	—	(5)	(682)

Total operating expenses from consolidated entities	(1,008)	(597)	(33)	(381)	(2,019)

Other (expense) income	(492)	(365)	(64)	26	(895)

Loss from continuing operations before minority interest	(92)	(345)	(94)	(355)	(886)

Minority interest of unitholders in the operating partnership	22	80	23	84	209

(Loss) income from continuing operations	(70)	(265)	(71)	(271)	(677)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(70)	$(265)	$(71)	$(271)	$(677)

Total assets at September 30, 2007	$30,809	$37,914	$57,844	$1,879	$128,446

Three Months Ended September 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	$1,245	$593	$2	$—	$1,840
Other operating income	69	111	—	2	182

Total operating revenues from consolidated entities	1,314	704	2	2	2,022

Operating expenses – continuing	(516)	(387)	—	(479)	(1,382)
Depreciation and amortization expense	(360)	(380)	—	(3)	(743)

Total operating expenses from consolidated entities	(876)	(767)	—	(482)	(2,125)

Other (expense) income	(499)	(457)	(261)	3	(1,214)

Loss from continuing operations before minority interest	(61)	(520)	(259)	(477)	(1,317)

Minority interest of unitholders in the operating partnership	15	126	63	117	321

(Loss) income from continuing operations	(46)	(394)	(196)	(360)	(996)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(46)	$(394)	$(196)	$(360)	$(996)

Total assets at September 30, 2006	$32,267	$39,026	$53,227	$1,235	$125,755

Nine Months Ended September 30, 2007
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	$3,752	$1,542	$10	$—	$5,304
Other operating income	201	268	—	25	494

Total operating revenues from consolidated entities	3,953	1,810	10	25	5,798

Operating expenses – continuing	(1,679)	(846)	(204)	(1,098)	(3,827)
Depreciation and amortization expense	(1,027)	(1,002)	—	(16)	(2,045)

Total operating expenses from consolidated entities	(2,706)	(1,848)	(204)	(1,114)	(5,872)

Other (expense) income	(1,472)	(1,213)	(888)	117	(3,456)

Loss from continuing operations before minority interest	(225)	(1,251)	(1,082)	(972)	(3,530)

Minority interest of unitholders in the operating partnership	53	295	256	230	834

(Loss) income from continuing operations	(172)	(956)	(826)	(742)	(2,696)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(172)	$(956)	$(826)	$(742)	$(2,696)

Total assets at September 30, 2007	$30,809	$37,914	$57,844	$1,879	$128,446

Nine Months Ended September 30, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total
Operating revenues – continuing	$3,731	$1,814	$7	$—	$5,552
Other operating income	220	424	—	8	652

Total operating revenues from consolidated entities	3,951	2,238	7	8	6,204

Operating expenses – continuing	(1,476)	(865)	(217)	(1,372)	(3,930)
Depreciation and amortization expense	(1,076)	(1,087)	—	(10)	(2,173)

Total operating expenses from consolidated entities	(2,552)	(1,952)	(217)	(1,382)	(6,103)

Other (expense) income	(1,498)	(1,272)	(707)	27	(3,450)

Loss from continuing operations before minority interest	(99)	(986)	(917)	(1,347)	(3,349)

Minority interest of unitholders in the operating partnership	23	241	224	329	817

(Loss) income from continuing operations	(76)	(745)	(693)	(1,018)	(2,532)

Gain on sale of real estate assets, net of minority interest of unitholders in the operating partnership	—	—	—	—	—

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(76)	$(745)	$(693)	$(1,018)	$(2,532)

Total assets at September 30, 2006	$32,267	$39,026	$53,227	$1,235	$125,755

8.	RELATED PARTY TRANSACTIONS

Roberts Realty enters into contractual commitments in the normal course of business with the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and, from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the charter for the audit committee of its board of directors, related party transactions are subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with these policies.

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

		Total
		Amount
	Total	Incurred	Remaining
	Contract	Through	Contractual
	Amount	09/30/07	Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (1)	1,460,000	1,160,000	300,000
Sawmill Village	770,000	100,000	670,000
Highway 20 - Cumming	1,050,000	100,000	950,000

	$5,060,000	$2,349,000	$2,711,000

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

Office Leases. Roberts Realty leases office space on the third floor of its Northridge office building to Roberts Properties and Roberts Construction. Under leases dated March 27, 2006, Roberts Realty leased the Roberts Companies a total of 6,878 rentable square feet for a term of one year, effective January 1, 2006, at a rate of $19.00 per rentable square foot with three one-year options to renew. Each of the Roberts Companies exercised its option to renew for one year on March 21, 2007, with an increase to a total of 7,190 rentable square feet. The rental rate remained unchanged at $19.00 per rentable square foot.

9.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has five projects in various phases of development, and has entered into various contracts with the Roberts Companies for the development and construction of these projects. The contracts are described in Note 8 – Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction its cost plus 10%. The cost of these construction projects has not yet been determined, as the design of the projects and the number of units and square footage to be constructed is still being finalized. Roberts Realty has also entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of the projects. Roberts Realty estimates the total cost of the projects, including contractor fees payable to Roberts Construction, to be in excess of $250 million, although the exact amount could be materially different.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs, Peachtree Parkway, Highway 20 and Sawmill Village projects. As of September 30, 2007, outstanding commitments on these contracts totaled $97,000.

As of September 30, 2007, Roberts Realty had one $500,000 unsecured letter of credit outstanding. The letter of credit is a requirement of the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005 and has renewed the letter of credit each year since the acquisition. The current letter of credit expires on October 26, 2008.

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

As a result of the mergers of various limited partnerships into the operating partnership between 1994 and 1996, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 1,792,522 units outstanding at September 30, 2007 that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of September 30, 2007, we owned a 76.42% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure. Currently, all of the properties we own are located in Georgia.
We own the following properties, all of which are located in north metropolitan Atlanta, Georgia. As of November 1, 2007, the properties are occupied or leased in the percentages shown:
Multifamily
Addison Place, which includes a total of 403 residential units consisting of 118 townhomes and 285 garden apartments, is located in Johns Creek, a newly created municipality in North Fulton County. Addison Place has an aggregate physical occupancy rate of 97.8%.
Retail/Office
1.	Grand Pavilion, a 62,323-square-foot retail center located in Johns Creek, is 55.9% occupied.

2.	Bassett Shopping Center, a 19,949-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County, is 100% occupied.

3.	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County, is 57.3% occupied.

4.
Addison Place Shops, a 44,205-square-foot retail center in lease-up located at the entrance to our Addison Place apartment community in Johns Creek, including a 5,000 square foot building now under construction. The Addison Place Shops are 38.2% occupied and 41.3% leased (excluding the 5,000 square foot building currently under construction).

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

Properties Held for Development
1.
North Springs, a 9.8-acre tract of undeveloped land located on Peachtree Dunwoody Road in Atlanta, zoned for 356 residential units, 210,000 square feet of office space, and 56,000 square feet of retail space.

2.	Sawmill Village, a 22.0-acre tract of undeveloped land in Cumming, zoned for 154 residential units.

3.	Highway 20, a 38.2-acre tract of undeveloped land in Cumming, zoned for 210 residential units.
Land Held for Investment
Westside, a 44.0-acre tract of undeveloped land, is located on Westside Parkway in Alpharetta, zoned for 326 residential units and a density of 500,000 square feet for a university education center. In addition, we own a right of first refusal to acquire an adjacent 7-acre parcel zoned for 105 residential units.
Trends
As detailed above, we have five properties that are currently in various phases of development and one tract of land held for investment. These six properties are the focus of our ongoing business plan. We own a total of 148 acres, which provides us the development and ownership opportunities for 1,558 residential housing units and 766,000 square feet of retail and office space with a total investment, including land, in excess of $250 million. In addition to our land investments, we own 403 residential units, four neighborhood retail centers, and an office building. We cannot provide any assurance that we will be able to raise the debt and equity needed to complete all of these development projects, although we can control the pace of development and construction.
Since our inception in 1994, we have focused primarily on the development, construction and ownership of multifamily residential communities, including land held for subsequent development. In 2005, we diversified our real estate activities by acquiring three neighborhood retail centers. We are currently experiencing negative operating cash flow as a result of selling seven residential communities totaling 1,610 units during 2004 and 2005, from which we made a distribution to shareholders and unitholders of $4.50 per share/unit totaling $32.5 million and reinvested a portion of the remaining proceeds in undeveloped land that will not generate cash flow until we either develop or sell it. We believe the combination of improving occupancy at our Addison Place apartments and townhomes and the continued lease-up of our Addison Place Shops retail center and Northridge office building will reduce, but not eliminate, our current negative cash flow as we pursue our development and construction plan. In addition, as of November 1, 2007, we have: approximately $654,000 in cash and cash equivalents; $2,500,000 available on our line of credit; and 20.7 acres of unencumbered land that we acquired for $21,093,000 (including closing costs) that we can use as collateral for land loans.
We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. We will make distributions only to the extent required to maintain our status as a REIT for federal income tax purposes.

Results of Operations
Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006
Loss from continuing operations decreased by $319,000, or 32.0%, from $996,000 for the three months ended September 30, 2006 to $677,000 for the three months ended September 30, 2007. We explain the material variances between the three months ended September 30, 2006 and the three months ended September 30, 2007 below.
Total operating revenues increased $6,000, or 0.3%, from $2,022,000 for the three months ended September 30, 2006 to $2,028,000 for the three months ended September 30, 2007. These revenues increased primarily due to leasing increases at Addison Place apartments and townhomes during the third quarter of 2007.
Depreciation expense decreased $61,000, or 8.2%, from $743,000 for the three months ended September 30, 2006 to $682,000 for the three months ended September 30, 2007. The decrease was primarily due to recognizing $54,000 less depreciation expense in our retail segment during the third quarter of 2007 for leases that were written off because they were terminated before their scheduled maturity.
General and administrative expense decreased $224,000, or 35.3%, from $634,000 for the three months ended September 30, 2006 to $410,000 for the three months ended September 30, 2007. The decrease was primarily due to a $107,000 reduction in general and administrative expense in our corporate segment and a $128,000 reduction in general and administrative expenses in our retail segment.
Interest expense decreased $242,000, or 20.5%, from $1,182,000 for the three months ended September 30, 2006 to $940,000 for the three months ended September 30, 2007. Interest expense decreased primarily due to our capitalizing $346,000 of interest expense on land loans into construction in progress, offset by interest expense of $148,000 on the debt secured by the Peachtree Parkway land, for which we began expensing interest in December 2006 when we closed the loan.
Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006
Loss from continuing operations increased by $164,000, or 6.5%, from $2,532,000 for the nine months ended September 30, 2006 to $2,696,000 for the nine months ended September 30, 2007. We explain the material variances between the nine months ended September 30, 2006 and the nine months ended September 30, 2007 below.
Total operating revenues decreased $406,000, or 9.8%, from $6,204,000 for the nine months ended September 30, 2006 to $5,798,000 for the nine months ended September 30, 2007. These revenues decreased primarily due to decreases in operating revenue of $428,000 in our retail segment.
Total operating expenses excluding general and administrative expenses and depreciation expenses increased $225,000, or 9.5%, from $2,380,000 for the nine months ended September 30, 2006 to $2,605,000 for the nine months ended September 30, 2007. These expenses increased primarily due to a $168,000 increase in property tax expense on our Fulton County properties.
Depreciation expense decreased $128,000, or 5.9%, from $2,173,000 for the nine months ended September 30, 2006 to $2,045,000 for the nine months ended September 30, 2007. The decrease was primarily due to a decrease in depreciation expense in our retail segment for leases that were written off due to certain retail leases being terminated prior to their maturity.

General and administrative expense decreased $328,000, or 21.1%, from $1,550,000 for the nine months ended September 30, 2006 to $1,222,000 for the nine months ended September 30, 2007. The decrease was primarily due to a $284,000 decrease in general and administrative expense in our corporate segment.
Interest expense increased $129,000, or 3.8%, from $3,377,000 for the nine months ended September 30, 2006 to $3,506,000 for the nine months ended September 30, 2007. Interest expense increased primarily due to interest expense of $439,000 on the debt secured by the Peachtree Parkway land, for which we began expensing interest in December 2006 when we closed the loan, partially offset by $346,000 of land loan interest capitalized into construction in progress.
Liquidity and Capital Resources
Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006
Cash and cash equivalents decreased $2,805,000 during the nine months ended September 30, 2007 compared to a decrease of $1,254,000 during the nine months ended September 30, 2006. The change is due to an increase in cash used in investing activities of $119,000, an increase in cash used in financing activities of $2,233,000 and a decrease in cash used in operating activities of $801,000, as described in more detail below.
Before we sold seven apartment communities in 2004 and 2005, cash from operations was a primary source of liquidity for us. Operating cash flows have historically been determined by the number of apartment homes, rental rates and operating expenses for those apartment homes. The sale of the apartment communities during 2004 and 2005 resulted in a decrease in operating cash flows to a level that is less than our operating expenses. We invested the proceeds from the sales of St. Andrews at the Polo Club and Ballantyne Place in retail centers and undeveloped land. The undeveloped land will not generate positive cash flow until the land is developed and leased.
Net cash used in operating activities decreased $801,000 from using $1,423,000 of cash during the nine months ended September 30, 2006 to using $622,000 of cash during the nine months ended September 30, 2007. The decrease in net cash used in operating expenses is due primarily to a decrease of $328,000 in general and administrative expenses and $438,000 for property taxes paid early in 2006.
Net cash used in investing activities increased $119,000 from using $1,483,000 during the nine months ended September 30, 2006 to using $1,602,000 during the nine months ended September 30, 2007. The increase in net cash used in investing activities is due to our incurring $191,000 more in development and construction costs during the nine months ended September 30, 2007.
Net cash used in financing activities increased $2,233,000, from providing $1,652,000 during the nine months ended September 30, 2006 to using $581,000 during the nine months ended September 30, 2007. The increase in net cash used in financing activities is primarily due to $4,077,000 in proceeds from the Highway 20 loan in 2006, partially offset by the $2,000,000 repayment of our line of credit in 2006.
We have not paid regular quarterly dividends since the third quarter of 2001 and presently have no plans to resume paying regular quarterly dividends. We anticipate paying distributions from time to time out of the proceeds of property sales only if we need to do so to maintain our status as a REIT for federal income tax purposes.
During the three months ended September 30, 2007, we continued to generate negative cash flow from operating activities, which we expect to continue through 2008. We own six tracts of undeveloped land totaling 148 acres, and this land will not generate cash flow until we either develop or sell it. In addition to our land investments, we own Addison Place consisting of 285 garden apartments and 118 townhomes; four neighborhood retail centers; and one office building. Of these six properties, two (Addison Place Shops and the Northridge office building) are currently in lease-up, and the remaining four properties do not generate operating revenue sufficient to cover our operating expenses. As a result, we are generating negative cash flow from operating activities.

We believe the combination of improving occupancy at our Addison Place apartments and townhomes along with the continued lease-up of our Addison Place Shops retail center and Northridge office building will reduce, but not eliminate, our negative cash flow from operations as we pursue our development and construction plan. We do not expect to see positive cash flow from operating activities until we substantially complete the construction and lease-up of the first of our new communities currently under development, which we expect will occur within 18 to 24 months. This assumes we are able to raise the debt and equity necessary to fund the costs of construction. We have several options available to us for raising this debt and equity including, but not limited to, construction financing, joint ventures, and asset sales. We can give no assurance that we will be able to raise the debt and equity sufficient to meet our financial needs or on terms acceptable to us.
As of November 1, 2007, we have the following resources available to cover our negative cash flow from operations:
1.	cash on hand sufficient to cover approximately two months of negative cash flow from operations;

2.	a $2,500,000 line of credit with no current balance outstanding; and

3.
two unencumbered parcels of land totaling 20.7 acres (North Springs and Northridge) that we acquired for $21,093,000 (including closing costs), and which are available to be used as collateral for land loans.

We have five loans totaling $25,672,000 that mature on various dates through September 30, 2008. The first of the five loans to mature is an $8,175,000 loan secured by our Peachtree Parkway land that matures on December 6, 2007. Although we expect to extend or refinance all of this debt at or before its maturity, we do not have the funds available to repay all or any substantial portion of it at maturity.
Debt Summary
The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at September 30, 2007 and its scheduled balance at maturity, interest rate, maturity date, and monthly payment of principal and interest. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the following table, except for the insurance premium loan.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of September 30, 2007

			Interest	Maturity	Balance at	Monthly	September 30, 2007
	Lender	Interest Terms	Rate(1)	Date	Maturity	Payment	Balance

Peachtree Parkway Land Loan	Wachovia Bank	LIBOR plus 175 basis points (b.p.)	6.87%	12/06/07	$8,175,000	Interest only	$8,175,000

Highway 20 Land Loan	Wachovia Bank	LIBOR plus 175 b.p.	6.87%	01/31/08	4,077,000	Interest only	4,077,000

Insurance Premium Loan	AICCO, Inc.	Fixed-rate permanent	6.25%	07/01/08	0	$15,289	134,000

Revolving $2,500,000 Line of Credit (2)	Compass Bank	LIBOR plus 175 b.p.	6.87%	07/31/08	2,500,000	Interest only	0

Westside Land Loan (2)	Compass Bank	LIBOR plus 175 b.p.	6.87%	08/27/08	6,480,000	Interest only	6,480,000

Sawmill Village Land Loan (2)	Bank of North Georgia	LIBOR plus 175 b.p.	6.87%	08/29/08	3,335,000	Interest only	3,335,000

Northridge Office Building (2)	Bank of North Georgia	LIBOR plus 200 b.p.	7.12%	09/10/08	3,605,000	13,333 (3)	3,739,000

Addison Place Shops (4)	Compass Bank	LIBOR plus 185 b.p.	6.97%	10/31/08	6,500,000	Interest only	6,363,000

Addison Place Townhomes (5)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	62,885	8,677,000

Grand Pavilion Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	40,565	6,771,000

Spectrum Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	31,273	5,159,000

Addison Place Apartments (7)	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	130,669	20,441,000

Bassett Shopping Center (6)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	$21,853	2,652,000

Totals					$73,543,000		$76,003,000

(Footnotes are on following page.)

(1)	The interest rate shown for variable-rate debt is as of September 30, 2007.

(2)	Each of these loans has an interest rate floor of 3.75%.

(3)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(4)	This loan has an interest rate floor of 3.50%.

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

(7)
We may prepay the loan secured by the Addison Place apartments upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid or (b) the product obtained by multiplying: (x) the amount of principal being prepaid or accelerated, by (y) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by (z) the Present Value Factor. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of September 30, 2007

	Principal
Year	Payments	Properties with Balloon Payments

2007	$8,397,000	Peachtree Parkway land
2008	24,709,000	Highway 20 land, Westside land, Sawmill Village land, Northridge Office, Addison Place Shops
2009	9,011,000	Addison Place townhomes
2010	564,000
2011	599,000
Thereafter	32,723,000	Addison Place apartments; Grand Pavilion, Spectrum, and Bassett retail centers

Total	$76,003,000

Short-Term Debt
We have a total of $25,672,000 in short-term debt that matures on or before September 30, 2008. The following describes this short-term debt, listed in order of maturity.
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
Insurance Premium Loan. On August 30, 2007, we entered into a financing agreement with A.I. Credit Companies (AICCO) to finance our insurance premiums for the term covering August 1, 2007 through July 31, 2008. We borrowed a total of $167,000 and are required to make monthly payments of $15,000 until the loan matures on July 1, 2008. Interest accrues on the note at the rate 6.25% per annum. The amount remaining on this loan as of September 30, 2007 is $134,000.

Unsecured Line of Credit. We have a $2,500,000 unsecured line of credit, which matures August 1, 2008, to provide funds for short-term working capital purposes. At September 30, 2007, we had no outstanding balance on this line of credit. We intend to renew the line of credit on or before its maturity, although there is no assurance we will be offered a renewal or, if a renewal is offered, that it will be on favorable terms.
Westside Land Loan. On September 27, 2005, we closed a $6,480,000 interest-only land loan with Compass Bank that is secured by our investment in our Westside land. The loan bears interest at the 30-day LIBOR plus 175 basis points. This loan matures on August 27, 2008. We intend to renew the land loan on or before its maturity, although there is no assurance we will be offered a renewal or, if a renewal is offered, that it will be on favorable terms.
Sawmill Land Loan. On September 29, 2005, we closed a $3,335,000 interest-only land loan with Bank of North Georgia that is secured by our investment in our Sawmill Village land. The loan bears interest at the 30-day LIBOR plus 175 basis points. This loan matures on August 29, 2008. We intend to renew the land loan on or before its maturity, although there is no assurance we will be offered a renewal or, if a renewal is offered, that it will be on favorable terms.
Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan to May 28, 2005 and reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, we extended the maturity date of the loan to May 28, 2006, and reduced the amount of the loan to $4,000,000. On March 10, 2006, we extended the maturity date of the loan from May 28, 2006 to September 10, 2007. On September 10, 2007, we extended the maturity date of the loan from September 10, 2007 to September 10, 2008. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR plus 200 basis points, with a balloon payment at maturity of $3,605,000 plus accrued interest. At September 30, 2007, the outstanding balance on the loan was $3,739,000. Although we expect to extend or refinance all of this debt at or before its maturity, we do not have the funds available to repay all or any substantial portion of it at maturity.
Long-Term Debt
With respect to the debt that matures after the third quarter of 2008, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay it at maturity. We currently intend to refinance our maturing debt through debt financings collateralized by mortgages on individual properties, although we might also seek to raise funds through equity offerings if market conditions are favorable at the time.
Land Loans
In regards to the four land loans described above, as with our long-term debt, we anticipate that we will not have funds on hand sufficient to repay the debt at maturity. Instead, we intend to refinance the debt at or before the maturity date of each loan by:
•	extending the maturity date if the property has not been developed; or

•	obtaining a construction loan if we are ready to begin construction

Floating Rate Debt
We have six loans that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $32.2 million at September 30, 2007, bear interest at rates ranging from 175 to 200 basis points over the 30-day LIBOR. Changes in LIBOR that increase the interest rates on these loans, as have occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $322,000 per year and adversely affect our liquidity and capital resources to that degree.
We anticipate that aggregate operating revenues will not be adequate to provide short-term (12 months) liquidity for the payment of direct rental operating expenses, interest and scheduled amortization of principal on mortgage debt other than our short-term debt, as noted above. We intend to meet our other short-term liquidity requirements, including general and administrative expenses, and improvements and renovations at existing communities, with our cash reserves. If we are unable to secure permanent financing or otherwise refinance our short-term debt, we may have to defer or curtail our planned development and construction activities. As of November 1, 2007, we have approximately $654,000 in cash and cash equivalents, $2,500,000 available on our line of credit, and 20.7 acres of unencumbered land that we acquired for $21,093,000 (including closing costs) that we can use as collateral for land loans to repay this short-term debt if necessary. In an extreme case, we could be forced to sell one or more properties to repay our short-term debt. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary from the sale of properties.
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

		Total
		Amount
		Incurred	Remaining
	Total Contract	Through	Contractual
	Amount	09/30/07	Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway	1,460,000	1,160,000	300,000
Sawmill Village	770,000	100,000	670,000
Highway 20 Cumming	1,050,000	100,000	950,000

	$5,060,000	$2,349,000	$2,711,000

Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. During 2005, we entered into contracts with Roberts Construction on four projects. We have an existing contract with Roberts Construction we entered into before 2005 for the construction of our Northridge residential project. Terms of the contracts are cost plus 10%. As of the date of this report, we have not finalized the costs of these five projects, although we estimate the cost, including land and contractor fees, to be in excess of $250 million depending on the number of units and square footage to be constructed.
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

We have five projects in various phases of development. Because these development projects may take several years to complete, inflation could increase the cost of construction and require us to borrow additional funds, which may reduce the rate of return on our equity.
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

Asset Impairment Evaluation
We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At September 30, 2007, we did not own any real estate assets that met the impairment criteria of SFAS No. 144.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those that are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 became effective on January 1, 2007. The implementation of FIN 48 did not have a material effect on our financial position or results of operations.
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
We had approximately $32.2 million in debt at September 30, 2007 that bears interest at variable interest rates. An increase of 1% in the interest rates on these loans would increase our interest expense by approximately $322,000 per year.
ITEM 4T. CONTROLS AND PROCEDURES.
As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007.
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Date: November 8, 2007

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