Form 10-K
period 2007-12-31
ROBERTS REALTY INVESTORS INC
filed 2008-03-31
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,380,556 based on the closing sale price of $7.73 per share as reported on the American Stock Exchange.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2008
Common Stock, $.01 par value per share	5,812,463 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None	N/A

NOTE REGARDING FORWARD-LOOKING STATEMENTS
          This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 1, 1A, 2, 5 and 7 of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans, including development and construction of new multifamily apartment communities and the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the loan extensions we expect to obtain from Wachovia Bank, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.
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
          We develop, construct, own, and manage multifamily apartment communities, neighborhood retail centers, and one office building, all of which are currently located in Georgia. We have four reportable operating segments:
(1)	the multifamily segment consisting of an operating apartment community (Addison Place);

(2)	the retail/office segment consisting of operating retail centers (Grand Pavilion, Bassett Shopping Center, Spectrum at the Mall of Georgia, and the Addison Place Shops) and an office building (Northridge Office Building);

(3)	the land segment consisting of various tracts of land that are either under development and construction (Northridge, Peachtree Parkway, North Springs, Sawmill Village, and Highway 20) or held for investment (Westside); and

(4)	the corporate segment consisting primarily of operating cash and cash equivalents plus miscellaneous other assets.
For more detailed information about these segments, please see Note 7, “Segment Reporting,” in the audited consolidated financial statements included in Item 15 of this report. For information about our properties, please see Item 2, Properties, below.
          Our common stock is traded on the American Stock Exchange under the symbol “RPI.” Our executive offices are located at 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We do not maintain a corporate website. As of March 21, 2008, we have 14 full-time employees.

The Operating Partnership
          We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties directly or indirectly through wholly owned subsidiaries. As of March 21, 2008, Roberts Realty owns a 76.5% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an “umbrella partnership” or “UPREIT.” Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and the holders of units as “unitholders.” The holders of units include Mr. Charles S. Roberts, our Chairman of the Board and Chief Executive Officer and President, and the former limited partners in the limited partnerships that were merged into the operating partnership between 1994 and 1996.
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
          Whenever we issue shares, we are obligated to contribute the net proceeds from that issuance to the operating partnership, and the operating partnership is obligated to issue the same number of units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners. The operating partnership has not issued additional units or added limited partners since it completed the mergers of various limited partnerships into the operating partnership in 1996.
Recent Developments
      Listing of Addison Place Community for Sale
          On January 2, 2008, we entered into a listing agreement with an independent real estate brokerage firm for the sale of our 403-unit Addison Place community, which consists of 118 townhouses and 285 garden apartments. Because we signed the listing agreement on January 2, 2008, the property does not meet the criteria outlined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be classified as held for sale at December 31, 2007. Therefore, we classified the net real estate assets and liabilities of the Addison Place community as operating real estate assets and liabilities at December 31, 2007. We are still pursuing the sale of Addison Place but can offer no assurances regarding when or if we will sell it or the price we might receive for it.

      Term Sheet for Extension of Loans from Wachovia Bank
          We have two loans Wachovia Bank totaling $12,252,000: an $8,175,000 loan that will mature on March 31, 2008; and a $4,077,000 loan that will mature on April 30, 2008. Although Wachovia has given us a term sheet for the extension of these loans as explained below, the term sheet is non-binding, and we can offer no assurances that Wachovia will extend these loans on the terms described below or otherwise.
          On December 6, 2006, we closed an $8,175,000, short-term, interest-only land loan from Wachovia that is secured by our 23.5-acre parcel fronting Peachtree Parkway (Highway 141) in Gwinnett County; the property is zoned for 292 apartments. On January 31, 2006, we closed a $4,077,000 short-term, interest-only land loan with Wachovia Bank that is secured by our 38.2-acre Highway 20 land in Cumming; the property is zoned for 210 apartments. Interest is payable on both loans in consecutive monthly payments of accrued interest only, and both loans currently bear interest at the 30-day LIBOR rate plus 250 basis points.
          On March 27, 2008, we received a non-binding term sheet from Wachovia that provides for the extension of the maturity date of each loan by six months on the following terms: To provide additional security for the loans, we would grant Wachovia a security interest in our previously unencumbered 9.84-acre North Springs site on Peachtree Dunwoody Road across from the North Springs MARTA rail station in Sandy Springs; the property is zoned for 356 residential units, 210,000 square feet of office space, and 56,000 square feet of retail space. The total loan amount of the Peachtree Parkway and Highway 20 loans must be equal to the lesser of (a) $12,252,000 or (b) a 60% loan to value ratio based on appraised values determined by an appraiser approved by Wachovia. Each loan would bear interest at the 30-day LIBOR rate plus (a) 350 basis points during the first 90-day period of each loan, and (b) 375 basis points during the second 90-day period of each loan. We would agree that for purposes of calculating the interest rate, the 30-day LIBOR rate could decrease by no more than 25 basis points below the 30-day LIBOR rate in effect on the day we close the loan extensions. We could prepay each loan without penalty. We would pay, at closing, origination fees of $61,620 (0.50% of the combined loan amounts). The Peachtree Parkway loan and the Highway 20 loan would be cross-defaulted and cross-collateralized with one another.
          Wachovia would agree to release its security interest in a land parcel if we were to make a prepayment in the specified amount on the Peachtree Parkway and Highway 20 land loans. For example, if we want to sell the Highway 20 property or obtain a construction loan from another lender to build apartments on that property, we would have to make a $4,077,000 payment to Wachovia, which would then release its security interest in the Highway 20 property. Similarly, if we want to sell the Peachtree Parkway property or obtain a construction loan from another lender to begin construction on that property, we would have to make an $8,175,000 payment to Wachovia, which would then release its security interest in the Peachtree Parkway property. Finally, if we want to sell the North Springs property or otherwise release it as collateral for the Wachovia loans, we would have to make a $5,600,000 payment to Wachovia, which would then release its security interest in the North Springs property. (We have not yet agreed with Wachovia regarding how this prepayment would be applied against the Peachtree Parkway and Highway 20 loans.) All terms are subject to, among other things, Wachovia’s normal due diligence, credit approval process, and standard documentation requirements, including appraisals ordered by and acceptable in all respects to Wachovia.
          The discussions in the remainder of this report of our business plans, liquidity and capital resources assume that we will be able to obtain extensions of these loans as we expect. If we are unable to reach agreement with Wachovia to extend these loans, Wachovia could foreclose on our Peachtree Parkway and Highway 20 properties, which would have severe financial and business consequences for

us. In that event, we could be forced to dispose of all or a substantial portion of our properties in highly unfavorable circumstances.
Trends
          As explained in this section, we are experiencing negative operating cash flow. Since our inception in 1994, we have focused primarily on the development, construction, and ownership of multifamily residential communities, including land held for subsequent development. In mid-2004, we sold five apartment communities to a large publicly traded REIT for approximately $109 million, which resulted in net cash proceeds of approximately $47 million. From these net cash proceeds, we distributed $32.5 million, or $4.50 per share/unit, to our shareholders and unitholders. Later in 2004, we sold our St. Andrews apartment community located in Palm Beach County, Florida for $36 million, which resulted in net cash proceeds of approximately $15 million. We reinvested the proceeds from this sale in three tracts of undeveloped land (North Springs, an 82% undivided interest in Peachtree Parkway, and 29.5 acres in Westside) using a Section 1031 tax-deferred exchange. In mid-2005, we sold our Ballantyne Place apartment community located in Charlotte, North Carolina for $37.25 million, which resulted in net cash proceeds of approximately $14 million. We reinvested the proceeds from this sale in three retail centers (Grand Pavilion, Bassett, and Spectrum), undeveloped land (Sawmill Village and Highway 20), and an additional 14.5 acres in Westside using a Section 1031 tax-deferred exchange. The real estate assets we acquired using the Section 1031 tax-deferred exchanges described above included three neighborhood retail centers totaling 112,322 square feet and five tracts of undeveloped land totaling 132 acres.
          We currently own six tracts of undeveloped land totaling 148 acres. Four of these tracts — Peachtree Parkway, Westside, Highway 20, and Sawmill, which we carry on our balance sheet at a combined value of $31.94 million — are currently encumbered with land loans totaling $22.07 million. All of these loans mature within the next twelve months. Our North Springs site is presently unencumbered, but as previously noted, we expect to grant Wachovia Bank a security interest in it in the near future. Our Northridge site is not encumbered with a land loan. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. While we are experiencing modest improvement in the cash flow from our Addison Place community, we expect the financial performance of our four neighborhood retail centers and office building to continue to be challenged by the current weakness in the national and local economy. As a result, we expect to continue to operate at a loss for the foreseeable future and our cash position will continue to be adversely affected.
          This is a difficult time for the U.S. economy, which has been hit hard by the housing slump and the rapid increase in single-family home foreclosures. The bursting of the housing bubble in 2007 has created what is commonly referred to as a “sub-prime crisis,” which has had an immediate and negative effect on financial institutions. This situation has in turn caused banks to tighten their lending standards and be very cautious. As a result, the nation and the economy have a liquidity crisis, or “credit crunch,” that is negatively affecting nearly every sector of the U.S. economy, especially real estate. Despite the aggressive actions recently taken by the Federal Reserve, the economy continues to struggle, and credit is difficult to obtain.
          This difficult economy is forcing the owners of real estate to go through a painful de-leveraging process. We have excellent, well-located assets, but a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs as noted above. Our goal in 2008 is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. One way to accomplish this goal would be to sell one or more of our assets and pay down debt with all or a substantial portion of the proceeds. We may sell one or more assets to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or a substantial portion of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.
          Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we continue our development/construction activities on our Peachtree Parkway, Northridge, Sawmill Village, and Highway 20 properties. Despite the tough economy, we believe this is a good time to create multifamily assets, and our banks have told us that they will consider making construction loans for that purpose. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
          In this weak and uncertain economy with no improvement in sight, we believe it is necessary to explore multiple scenarios. In addition to the scenarios described above, we are considering refinancing our Addison Place community. Based on our underwriting, we expect that a refinancing of Addison Place would generate net cash proceeds of approximately $5.5 million. We would expect to use the proceeds to pay off our credit line and use the remaining proceeds to cover our negative cash flow for the next twelve months if we do not sell any assets, form a joint venture, or raise equity privately.
          As of March 21, 2008, we have $1.6 million available on our $2.5 million line of credit, which comes up for renewal at July 31, 2008. In addition, we could use our unencumbered Northridge undeveloped property as collateral for a land loan.
          For additional information about our liquidity and capital resources, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources, in this report.
          We have not paid regular quarterly dividends since the third quarter of 2001 and we have no plans to resume paying regular quarterly dividends for the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.
Business Plan
          Overview. With the rapid weakening of the U.S. economy, we are taking a more cautious approach with our business plan and growth strategy. Real estate is going through a de-leveraging process, and the liquidity crisis is making it difficult for us to move forward with our development plans. Although we have excellent, well-located assets, a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs. As described in detail above, our goal in 2008 is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we continue our development/construction activities on our Peachtree Parkway, Northridge, Sawmill Village, and Highway 20 properties. As explained above, we believe this is a good time to create multifamily assets. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.

          Property Management Strategy. We believe that efficiently managing our existing operating real estate assets is a fundamental element of our investment strategy. As of March 21, 2008, we employed nine property management personnel, including property managers, leasing consultants, and on-site maintenance personnel. We believe our property management expertise will enable us to continue to deliver quality services, thereby promoting resident satisfaction, maintaining high resident retention, and enhancing the value of each of our operating real estate assets. The key elements of our property management strategy include:
•	increasing occupancy and rental rates as market conditions permit;

•	minimizing resident turnover and delinquent rental payments through strict review of each applicant’s creditworthiness;

•	providing our retail and office tenants with attractive facilities;

•	controlling operating expenses and increasing net operating income at each of our properties; and

•	providing superior customer service to our apartment residents and commercial tenants.
          Development and Construction Strategy. We intend to continue to develop high quality multifamily residential communities as economic and financial market conditions permit. Toward this goal, we will continue to engage Roberts Properties and Roberts Construction to perform development and construction services for the operating partnership. During the past 20 years, the Roberts Companies have developed, constructed and/or managed a substantial number of multifamily residential units. We currently own and manage three properties that Roberts Properties developed, including our Northridge office building, our Addison Place residential community, consisting of the Addison Place apartments and the Addison Place townhomes, and the Addison Place Shops retail center. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us, and we have entered into agreements for those services as described in Item 13, Certain Relationships and Related Transactions. We may also hire other development or construction companies, as we have done in the past, in Atlanta and elsewhere if we deem it to be in our best interests to do so. We have engaged the Roberts Companies to develop and construct five of the six properties under development described above.
          We believe the number and quality of the multifamily residential units developed by the Roberts Companies, the relationships Mr. Roberts and employees of the Roberts Companies have developed with local permitting and governmental authorities, and the Roberts Companies’ experience with the development, construction, and financing process will minimize the barriers to new development. These barriers include governmental growth control, a difficult rezoning and permitting process, and the limited availability of well-located sites. We believe these restraints on construction offer a continuing opportunity for us to achieve favorable returns on the development of well-located, high quality, multifamily residential communities.
          In analyzing the potential development of a particular project, we evaluate the geographic, demographic, economic, and financial data, including:
•	households, population, and employment growth;

•	prevailing rental and occupancy rates in the immediate market area and the perceived potential for growth in those rates;

•	costs that affect profitability of the investment, including construction, financing, operating, and maintenance costs;

•	income levels in the area;

•	existing employment bases;

•	traffic volume, transportation access, proximity to commercial centers and regional malls; and

•	proximity to and quality of the area’s schools.
We also consider physical elements regarding a particular site, including the probability of zoning approval (if required), availability of utilities and infrastructure, and other physical characteristics of the site.
Determination of Investment, Financing, and Conflict of Interest Policies
          Our board of directors sets our investment policies, financing policies, and conflict of interest policies; these policies are summarized below. Our board may amend or revise them from time to time without a vote of our shareholders or any vote of the partners of the operating partnership, except that:
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
Investment Policies
          Investments in Real Estate or Interests in Real Estate. We conduct all of our investment activities through the operating partnership and will continue to do so as long as the operating partnership exists. (The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093.) Our investment objectives are to achieve stable cash flow and, over time, to increase cash flow and portfolio value by continuing to develop multifamily residential communities.
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
We have no current plans to acquire either undeveloped property or partially or completely constructed properties from Mr. Roberts or his affiliates. All agreements with Mr. Roberts or the Roberts Companies to develop and construct real estate assets under a fee arrangement are described elsewhere in this report.
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
          Securities of or Interest in Persons Primarily Engaged in Real Estate Activities and Other Issuers. The operating partnership or we may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including investments by us and the operating partnership for the purpose of exercising control over those entities. The operating partnership or we may acquire all or substantially all of the securities or assets of other REITs or similar entities where those investments would be consistent with our investment policies. We currently have no plans to invest in the securities of other issuers. In making any of the investments described in this paragraph, we would comply with the percentage of ownership limitations and gross income tests necessary for REIT qualification under the Internal Revenue Code. We will not make any investments if the proposed investment would cause the operating partnership or us to be an “investment company” under the Investment Company Act of 1940.
          No Investments in Mortgages. We do not own any mortgages, and we do not intend to invest in mortgages or to engage in the originating, servicing, or warehousing of mortgages.
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
Other Policies
          The operating partnership and we have the authority to offer our securities and to repurchase and otherwise reacquire our securities, and we may engage in those activities in the future. We have adopted a policy that we will issue shares to unitholders who exercise their rights of redemption. In the future, we may make loans to joint ventures in which we participate to meet working capital needs. We have not engaged in trading, underwriting, agency distribution, or sale of securities of other issuers, and we do not intend to do so. We intend to continue to make investments in a manner so that we will not be treated as an “investment company” under the Investment Company Act of 1940.
          At all times, we intend to make investments in a manner to be consistent with the requirements of the Internal Revenue Code for us to continue to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, our board of directors decides that it is no longer in our best interests to qualify as a REIT. In that event, we would be required under our articles of incorporation to obtain the consent of the holders of a majority of the outstanding shares of our common stock.
Competition
          Our existing multifamily community and the land on which we are developing new multifamily communities are located in developed areas that include other apartment communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on our ability to lease apartment homes at our present community or any newly developed or acquired community, as well as on our rental rates. We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies, and other apartment REITs, to acquire and develop apartment communities and acquire land for future development. As an owner of apartment communities, we face competition for prospective residents from other apartment owners whose communities may be perceived to offer a better location, or amenities or whose rent may be perceived as a better value given the quality, location and amenities that the prospective resident seeks. In addition, despite the adverse conditions in the single-family housing market, we may lose both current and prospective residents who see the current slowdown as an opportunity to buy a single-family home at a reduced price and financed at an attractive interest rate.
          Our neighborhood retail centers and office building face competition from similar retail centers and office buildings within their geographic areas to lease new space, renew leases, or re-lease spaces as leases expire. In addition, the current economic slowdown may force prospective retail and office tenants to curtail expansion plans, and existing tenants may be forced to close their businesses or file bankruptcy. Other properties that compete with ours may be newer, better located, better capitalized, or have better tenants than our properties. Any new competitive properties that are developed within our local markets may result in increased competition for customer traffic and creditworthy tenants by way of lower rental rates or more attractive lease terms, especially in this weak economic environment. We may not be able to lease our properties, renew leases, or obtain new tenants to whom space may be re-leased as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. In addition, our retail centers face competition from alternate forms of retailing, including home shopping networks, mail order catalogues and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping centers generally.
Environmental and Other Regulatory Matters
          Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on the property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to remediate the substances promptly, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our operating properties and other real estate assets, we may be potentially liable for the following:
•	remediation and removal costs; and

•	damages to persons or property arising from the existence or maintenance of hazardous or toxic substances.
          The preliminary environmental assessments of our operating and other properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions, including changes in applicable environmental laws and regulations, may cause us to have environmental liability.

Insurance
          We carry comprehensive property, general liability, fire, extended coverage, environmental, and rental loss insurance on all of our existing properties, with policy specifications, insured limits, and deductibles customarily carried for similar properties. We carry similar insurance with respect to our properties under development or properties under construction, but with appropriate exceptions given the nature of these properties.
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

ITEM 1A. RISK FACTORS
          Investors or potential investors in Roberts Realty should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors. We have organized our summary of these risks into five subsections:
1.	financing risks;

2.	real estate related risks;

3.	tax risks;

4.	environmental and other legal risks; and

5.	risks for investors in our stock.
This section includes forward-looking statements.
Financing Risks
We face the immediate maturity of an $8,175,000 loan we owe to Wachovia bank, and we may be unable to extend this loan.
          We have two loans from Wachovia Bank totaling $12,252,000. An $8,175,000 loan will mature on March 31, 2008; the remaining $4,077,000 loan will mature on April 30, 2008. As explained on page 5, Wachovia has given us a term sheet for the extension of these loans. The term sheet is non-binding, however, and we can offer no assurances that Wachovia will extend these loans on the terms described on page 5 or otherwise. The discussions in the remainder of this report of our business plans, liquidity and capital resources assume that we will be able to obtain extensions of these loans as we expect. If we are unable to reach agreement with Wachovia to extend these loans, Wachovia could foreclose on our Peachtree Parkway and Highway 20 properties, which would have severe financial and business consequences for us. In that event, we could be forced to dispose of all or a substantial portion of our properties in highly unfavorable circumstances.
We face the maturity of our other short-term debt, and we may be unable to repay, extend, or refinance this debt.
          At March 21, 2008, we have six mortgage loans totaling $32,103,000 that mature during the next 12 months, including the two loans we owe Wachovia. In addition, we have a $900,000 balance outstanding on our $2.5 million line of credit that comes up for renewal on July 31, 2008. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described in Item 1, Business — Trends above, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.
          To start construction of apartment communities on our Peachtree Parkway, Northridge, Sawmill Village, and Highway 20 properties, we will need a substantial additional amount of capital. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately. We are not able to provide any assurance that we will be able to raise the debt and equity needed to complete the construction of even one new multifamily community as we hope. If we are unable to obtain debt and equity on favorable terms, we will be unable to carry out our planned development and construction program, and our returns to investors will be reduced accordingly.
We face the normal risks associated with debt financing.
          We are subject to the normal risks associated with debt financing, including:
•	the risk that our cash flow will be insufficient to meet required payments of principal and interest; and

•	the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.
The payment terms contained in each mortgage note secured by one of our properties do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to refinance our debt at maturity on acceptable terms or at all, we face the risks described in the first two risk factors above.
Rising interest rates could materially and adversely affect the cost of our indebtedness.
          We have incurred and may again in the future incur debt that bears interest at a variable rate. As of March 21, 2008, we have approximately $33,003,000 in debt (including the $900,000 balance outstanding on our line of credit) that bears interest at a floating interest rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and distributions to our investors.
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
If we incur additional debt, the agreements covering that debt could contain various covenants that limit our discretion in the operation of our business.
          Lending agreements will govern any additional debt we may incur for purchasing, developing, or constructing properties. Typically, these types of agreements contain various provisions that could limit our discretion in the operation of our business by restricting our ability to:
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
          We generally enter into fixed rate debt instruments for our completed apartment communities. In certain situations, we may use derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use these instruments for trading or speculative purposes, but rather to increase the predictability of our financing costs. If the pricing of new debt instruments is not within the parameters of a particular interest rate hedging contract, the contract is ineffective. Contracts may also be ineffective when market interest rates produce a lower interest cost than we incur under the hedging contracts. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, we cannot guarantee that we will maintain coverage for all of our outstanding indebtedness at any particular time. If we do not effectively protect ourselves from this risk, we may be subject to increased interest costs resulting from interest rate fluctuations.

Real Estate Related Risks
Our business currently operates at a loss.
          We have experienced and continue to experience negative operating cash flow as a result of selling seven apartment communities in 2004 and 2005. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. While we are experiencing modest improvement in the cash flow from our Addison Place community, we expect the financial performance of our four neighborhood retail centers and office building to continue to be challenged by the current weakness in the national and local economy. As a result, we expect to continue to operate at a loss for the foreseeable future and our cash position will continue to be adversely affected unless we successfully implement the strategies to reduce our negative cash flow described in Item 1, Business — Trends above.
Real estate properties are illiquid and may be difficult to sell, particularly in a poor market environment like the present.
          Real estate investments are relatively illiquid, which limits our ability to react quickly to adverse changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. The current credit crunch may make it particularly difficult to sell our properties, because interested buyers may be unable to obtain the financing they need. We may be unable to sell our properties when we would prefer to do so to raise capital we need to fund our planned development and construction program or to fund distributions to investors.
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
          The success of a real estate development project depends in part on entering into leases with acceptable terms within the lease-up period. If the residential apartment homes, retail, or office space we have constructed is not leased on schedule and upon the expected terms and conditions, the yields, returns, and value creation on the project could be adversely affected. Whether or not residents and commercial tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend on a large variety of factors, many of which are outside our control.
We are currently concentrated in metropolitan Atlanta, and adverse changes in economic or market conditions in Atlanta could negatively affect our financial performance and condition.
          Currently, all our properties are located in metropolitan Atlanta, Georgia, and economic conditions in this area could adversely affect our performance. These factors include, but are not limited to, the following:
•	lack of employment growth;

•	supply and demand for properties;

•	neighborhood values in the submarkets in which our properties are located;

•	zoning and other regulatory conditions;

•	competition from other properties;

•	property taxes;

•	weather problems; and

•	price increases for materials or labor.
          The metropolitan Atlanta area has experienced economic recessions and depressed conditions in the local real estate markets in the past. Deteriorating general economic or social conditions or any natural disasters in this area could materially and adversely affect the value of our portfolio, our results of operations, and our ability to pay amounts due on our debt and distributions to our investors.
We face conflicts of interest because of our business dealings with our Chief Executive Officer and his affiliates.
          Our business practice is to retain Roberts Properties to develop our properties and Roberts Construction to construct our properties. Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of Directors, owns all of the equity interests in these two companies. We have in the past and may again in the future acquire properties from Mr. Roberts or his affiliates. Our goal for 2008 is to sell one or more properties to decrease our negative cash flow, and we may sell one or more properties to Roberts Properties or an affiliate of Roberts Properties. Although each agreement between Roberts Realty or the operating partnership on one hand and Roberts Properties or it affiliates on the other hand must be approved by our audit committee and the independent members of our board of directors, conflicts of interest inherent in these business transactions could result in our paying more for property or services than we would pay an independent seller or provider (or receiving less than we would receive from an independent buyer). These agreements and transactions have not had and will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. These arrangements also expose us to the following risks, among others:
•	the possibility that the Roberts Companies might incur severe financial problems or even become bankrupt;

•	the possibility that the Roberts Companies may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	the possibility that the Roberts Companies may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
We face substantial competition.
          All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The substantial number of competitive properties and real estate companies in our market areas could have a material adverse effect on our ability to maintain high occupancy levels, increase rental rates, and attract creditworthy residents and commercial tenants. As a result, these factors could materially and adversely affect the value of our real estate portfolio, our results of operations, our ability to pay amounts due on our mortgage debt, as well as our ability to pay distributions to our investors.
Favorable conditions for purchasing residential properties could adversely affect our revenues from our apartment communities.
          Our apartment communities have historically competed with numerous housing alternatives in attracting residents, including other apartment communities, single-family rental homes, as well as owner occupied single-family homes. In the past, the affordability of owner occupied single-family homes caused by low mortgage interest rates and government programs to promote home ownership has adversely affected our ability to retain our residents, lease apartment homes, and increase or maintain rental rates. Despite the current economic weakness and the slowdown in the single-family housing market, we expect the desire and ability of prospective residents to purchase a single-family home to continue to be a substantial competitive risk.
Changes in market or economic conditions may affect our business negatively.
          General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. The current economic weakness, punctuated by a slumping housing market and rapid tightening of available credit, leaves us vulnerable to adverse conditions beyond our control. As a result, we are unable to determine the precise effect the performance of the local, national, and worldwide economies will have on our financial results or on the value of our common stock.
Terrorism could impair our business.
          Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly affect one or more of our residential or commercial properties could significantly affect our ability to operate those properties and impair our ability to achieve the results we expect. Our insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.
Our retail and office tenants may go bankrupt or be unable to make lease payments.
          Our operating revenues from our retail and office properties depend on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect existing tenants as well as prospective tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may be forced to file for bankruptcy protection, and the bankruptcy court may reject those leases or terminate them. If leases expire and are not renewed, replacement tenants may not be available under the same terms and conditions as the previous tenant. In addition, if market rental rates are lower than the previous contractual rates, our cash flows, and net income could be adversely affected. As a result, if a significant number of our retail or office tenants fail to pay their rent due to bankruptcy, weakened financial condition, or otherwise, it would negatively affect our financial performance and cash flow.
Losses from natural catastrophes may exceed our insurance coverage.
          We carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance on our properties, which we believe is customary in amount and type for real property assets. We intend to obtain similar coverage for properties acquired in the future. Some losses of a catastrophic nature, such as losses from floods or high winds, may be subject to limitations. We may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Further, our insurance costs could increase in future periods. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace a damaged or destroyed property.
Our business depends on key personnel.
          Our success depends on our ability to attract and retain the services of executive officers and key personnel. We face substantial competition for qualified personnel in the real estate industry and the loss of our key personnel, particularly Mr. Roberts, could have an adverse effect on us. We do not carry key person insurance on any of our executive officers or other key employees.
If we are unable to lease up our Addison Place Shops and our Northridge office building as we intend, our financial performance and condition could suffer.
          We currently have two properties, the Addison Place Shops and the Northridge office building, that are in the lease-up phase. At March 21, 2008, the Addison Place Shops are approximately 37% leased and occupied, and the Northridge office building is approximately 59% leased and 44% occupied. If we are unable to lease the remaining vacant space of these two properties as we intend, our financial performance will be adversely affected.
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
          Under federal, state, and local environmental laws, ordinances, and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:
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
These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products and the failure to remediate that contamination properly may materially and adversely affect our ability to borrow against, sell, or lease an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.
We face risks related to mold.
          Recently, there has been an increasing number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Although our insurance policy currently does not exclude mold-related claims, we cannot provide any assurance that we will be able to obtain coverage in the future for mold-related claims at a commercially reasonable price or at all. The presence of significant mold could expose us to liability to residents, tenants, and others if allegations regarding property damage, health concerns, or similar claims arise.
We may acquire properties that are subject to liabilities for which we have no recourse, or only limited recourse, against the seller.
          These liabilities can include:
•	claims by tenants, vendors, or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by directors, officers, and others indemnified by the former owners of the properties.
If we have to expend time and money to deal with these claims, our business could be materially and adversely affected.
We face risks in complying with Section 404 of the Sarbanes-Oxley Act of 2002.
          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. Beginning with our fiscal year ending December 31, 2007, we were required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. Beginning with our 2009 fiscal year (assuming the one-year extension recently proposed by the SEC becomes effective), our independent registered public accounting firm will be required to issue an attestation report on our internal control over financial reporting.
          Our management assessed the effectiveness of our internal control over financial reporting and identified a material weakness in our information technology general controls as of December 31, 2007. Because of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. We have implemented or plan to implement remediation measures that are designed to eliminate the material weakness in our information technology general controls and, as a result, improve our internal control over financial reporting so that it complies with the requirements of Section 404. For more detailed information about the material weakness and our remediation plan, please see Item 9A(T), Controls and Procedures, in this report.
          We cannot provide assurances regarding the timing or effectiveness of the remediation measures. If we fail to remediate the material weakness, there is a risk that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, if we are unable to substantially improve our information technology general controls or fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.
Failure to comply with the Americans with Disabilities Act or other similar laws could result in substantial costs.
          A number of federal, state, and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay distributions to investors and to pay our mortgage debt as required.
Risks for Investors in Our Stock
We do not pay regular quarterly dividends, and we do not anticipate making distributions to investors for the indefinite future, other than possibly to preserve our REIT status if so required.
          Unlike other REITs that pay regular quarterly dividends, we have not paid a quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. Since 2001, we have paid distributions only from the net cash proceeds of property sales. In light of our negative cash flow from operations, we will pay distributions only (a) from the net cash proceeds of a property sale or (b) if we need to do so to maintain our status as a REIT for federal income tax purposes.
The market price of our stock is subject to fluctuation as a result of our operating results, the operating results of other REITs, and changes in the stock market in general.
          The daily trading volume of our common stock on the American Stock Exchange has historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data do not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.
Additional issuances of equity securities may dilute the investment of our current shareholders.
          Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt could dilute the interests of our existing shareholders. Our ability to execute our business plan depends on our access to an appropriate blend of debt financing, which could include a line of credit and other forms of secured and unsecured debt, equity financing, or joint ventures.

Restrictions on changes of control could prevent a beneficial takeover for investors.
          A number of the provisions in our articles of incorporation and bylaws have or may have the effect of deterring a takeover of the company. In particular, to qualify as a REIT for federal income tax purposes, we must comply with various requirements and avoid various prohibited events. A company cannot be a REIT if, during the last half of a taxable year, more than 50% in value of its outstanding stock is owned by five or fewer individual shareholders, taking into account certain constructive ownership tests. To help the company comply with that test, Article 5 of our articles of incorporation provides in substance that (a) Mr. Roberts cannot own more than 35% of the outstanding shares of our common stock, and (b) no other person can own more than 3.7% of our outstanding common stock. These provisions, which are intended to limit the ownership of our common stock by five persons to no more than 49.8% of our outstanding shares, have or may have the effect of deterring a takeover of the company.
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
General
          We own the following properties, all of which are located in north metropolitan Atlanta, Georgia. The occupancy and leasing percentages shown for each property are as of March 21, 2008.
      Multifamily
Addison Place, which includes a total of 403 residential units consisting of 118 townhomes and 285 garden apartments located in Johns Creek, a newly created municipality in North Fulton County. Addison Place has an aggregate physical occupancy rate of 94.3%.
      Retail/Office
1.	Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 61.7% occupied.

2.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.

3.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 57.0% occupied.

4.	Addison Place Shops, a 44,293-square-foot retail center located at the entrance to our Addison Place apartment community in Johns Creek. The Addison Place Shops is in its lease-up phase and is 36.7% occupied.

5.	Northridge Office Building, a 37,864 square foot building located in Sandy Springs. We occupy a portion of the third floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on the third floor with Roberts Properties and Roberts Construction, each of which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of our Board of Directors. In addition, we have signed leases with two unrelated companies for portions of the first and second floors. The building is in its lease-up phase and is 59.0% leased and 44.1% occupied.
      Land
           Properties Held for Development
1.	Northridge, a 10.9-acre site located adjacent to our Northridge office building in Sandy Springs; the property is zoned for mixed-use that includes zoning for 220 apartments.

2.	Peachtree Parkway, a 23.5-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County; the property is zoned for 292 apartments.

3.	North Springs, a 9.8-acre site located on Peachtree Dunwoody Road in Sandy Springs; the property is zoned for 356 residential units, 210,000 square feet of office space, and 56,000 square feet of retail space.

4.	Sawmill Village, a 22.0-acre site located in Forsyth County; the property is zoned for 154 apartments.

5.	Highway 20, a 38.2-acre site located in Cumming; the property is zoned for 210 apartments.
           Land Held for Investment
Westside, a 44.0-acre site located on Westside Parkway in Alpharetta; the property is zoned for 326 residential units and a density of 500,000 square feet for a university education center or office.
          We believe the long-term demand for multifamily housing in Atlanta will continue to increase due to Atlanta’s growing population. We believe that the outlook for Atlanta’s apartment market remains positive. According to the Atlanta Regional Commission, which we refer to as the ARC, both population and job growth in Atlanta are projected to be above the national average for the foreseeable future. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry, and Rockdale counties. The following information is based on statistical estimates published by the ARC. The estimated population of the Atlanta Region increased by 17.5% from 3,429,400 persons in 2000 to 4,029,400 persons in 2007, making it one of the largest metropolitan areas in the country and the largest in the Southeast. Total housing units in the Atlanta Region increased by 314,867 units, or 24.2%, from 1,302,256 in 2000 to 1,617,123 in 2007. Multifamily homes in the Atlanta Region increased 26.6% from 384,740 units in 2000 to 487,239 units in 2007.
          The following tables summarize basic information about our operating properties.

The following table provides information about our multifamily residential properties:

								Physical
		Year	Number	Approximate	Average	December 2007		Occupancy(2)
Residential		Completed or	of	Rentable Area	Unit Size	Average Monthly Rental Rates		as of
Property	Location	Acquired	Units	(Square Feet)	(Square Feet)	Per Unit	Per Sq. Ft.	12/31/07

Residential
Addison Place Townhomes (1)	Johns Creek	1999	118	200,194	1,697	1,293	0.76	99.2%
Addison Place Apartments (1)	Johns Creek	2001	285	386,864	1,357	1,129	0.83	97.2%

Total Residential (1)			403	587,058	1,457	1,177	0.81	97.8%

(1)	Addison Place was completed in two phases. Addison Place townhomes, the 118-unit first phase, was completed in October 1999, and Addison Place apartments, the 285-unit second phase, was completed in September 2001.

(2)	Physical Occupancy represents the total number of occupied units as of the date shown divided by the total number of rentable units.
          Annual operating data at December 31, 2007 regarding Addison Place, our stabilized community that includes the Addison Place townhomes and the Addison Place apartments, is summarized in the following table. The occupancy rates shown represent the average physical occupancy calculated by dividing the total number of vacant days by the total possible number of vacant days for each year and then subtracting the resulting number from 100%.

	Month						Average Effective Annual Rental Rates
	Completed						2003		2004		2005		2006		2007
	Initial	Physical Occupancy Rate					Per	Per	Per	Per	Per	Per	Per	Per	Per	Per
Community	Lease up	2003	2004	2005	2006	2007	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.	Unit	Sq. Ft.

Addison Place Townhomes	5/00	88.5%	94.0%	93.4%	92.8%	93.6%	$1,195	$0.70	$1,157	$0.68	$1,207	$0.71	$1,253	$0.74	$1,270	$0.75

Addison Place Apartments	9/02	90.3%	94.2%	94.2%	91.4%	91.3%	$1,007	$0.74	$994	$0.73	$1,032	$0.76	$1,085	$0.80	$1,115	$0.82

Total Addison Place	N/A	89.8%	94.2%	94.0%	91.8%	92.0%	$1,061	$0.73	$1,041	$0.71	$1,083	$0.74	$1,134	$0.78	$1,161	$0.80

The following table provides information about our retail and office properties as of December 31, 2007.

				Approximate	Average
Retail or		Year	Year	Rentable Area	Base Rent per	Physical Occupancy
Office Property	Location	Completed	Acquired	(Square Feet)	Square Foot	as of 12/31/07

Retail:

Grand Pavilion	Johns Creek	1999	2005	62,323	$17.64	55.9%
Bassett Center	Gwinnett County	1999	2005	19,949	19.47	82.9%
Spectrum Center	Gwinnett County	2002	2005	30,050	25.43	57.3%
Addison Place Shops (1)	Johns Creek	2005	2001	39,205	24.25	38.4%

Total Retail				151,527	$21.14	55.2%

Northridge Office Building (2)	Atlanta	2004	2001	37,864	$19.20	44.1%

(1)	The Addison Place Shops retail center, building A, B, & C, was completed in May 2005 and is in its lease-up phase.

(2)	The Northridge office building is in its lease-up phase. A total of 6,245 square feet of the occupied space is allocated to Roberts Realty Investors, Inc.
The following table provides information about the scheduled expirations of leases in our retail and office properties:

		Expiring	% of Total
	Number of	Approximate	Approximate	Expiring	% of Total
	Expiring	Rentable Area	Rentable Area	Annualized	Annualized
Year	Leases (1)	(Square Feet)	(Square Feet)	Base Rent	Base Rent

2008	9	26,259	25.3%	$520,235	23.9%
2009	7	15,440	14.9%	343,992	15.8%
2010	6	16,527	15.9%	278,917	12.8%
2011	4	9,035	8.7%	209,808	9.6%
2012	10	16,160	15.6%	394,516	18.1%
2013 and later	2	20,370	19.6%	428,880	19.8%

Total	38	103,791	100.0%	$2,176,348	100.0%

(1)	Lease expiration table does not include option periods.

28

          As described below, our operating properties and six tracts of undeveloped land are located primarily along the Georgia 400 corridor in submarkets, or geographic areas, within Fulton, Gwinnett, or Forsyth counties. Each heading identifies the property or properties within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC.
Fulton County
          Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units, and land area. Seven of our twelve properties are located in North Fulton County (consisting of the North Fulton, Roswell, and Sandy Springs super-districts).
      Johns Creek
          The City of Johns Creek is located in the northeast corner of Fulton County. It is bounded on the south by the Chattahoochee River, on the east by Gwinnett County and the Chattahoochee River, on the north by Forsyth County and on the west by the cities of Alpharetta and Roswell. Johns Creek officially became a city on December 1, 2006, when the governance of the new city transferred from Fulton County to Johns Creek’s elected officials and city government. It is currently the 10th largest city in the state of Georgia. Key facts about Johns Creek include the following:
•	from 2000 to 2007, the population of Johns Creek increased 16.1% from 60,343 to 70,050;

•	during this same period, the number of households increased 11.2% from 20,115 to 23,013;

•	also during this same period, the median annual income increased 43% from $105,015 to $150,592;

•	approximately 37% of Johns Creek’s residents are between the ages of 35 and 54;

•	the top three employers in Johns Creek include State Farm Insurance, CIBA Vision Corp, and Federated Systems Group;

•	between 2000 and 2007, the median home price increased 41% from $250,675 to $353,936, with 77% of homes currently valued at $250,000 or higher and 27% of homes valued at over $500,000; and

•	Johns Creek was listed by RelocateAmerica as one of the top 25 Places to Live to go to School in 2007.
          The Johns Creek area is easily accessible via Georgia 400 and offers convenient proximity and access to both urban and suburban employment bases and retail conveniences, including major regional malls such as North Point Mall and Perimeter Mall. Within this corridor is a large base of residential, commercial, and office developments. North Fulton’s neighborhoods have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters.
          We have three properties located within Johns Creek:
          Addison Place Apartments and Townhomes. Addison Place is conveniently located less than five miles from Georgia 400 at the intersection of Jones Bridge Road and Abbotts Bridge Road. Nearby Highway 141, which has a daily traffic count of over 50,000 vehicles, provides North/South access through the area. Addison Place’s highly accessible location places residents within easy commute to several major employment centers including the Johns Creek, North Point, and Perimeter Center office markets, as well as within close proximity to North Point Mall, a major regional mall with over 2.5 million square feet of retail.

          Increasing land prices and neighborhood opposition have created significant barriers to entry for apartment developers. Since 2002, only two multifamily properties have been constructed in the area. The new government of Johns Creek, as well as the Alpharetta/North Fulton area as a whole, has continued to maintain a high level of resistance to multifamily zoning. As a result, we believe that future apartment development in the Addison Place submarket is unlikely.
          Addison Place is located on approximately 49 acres and consists of 118 townhouses and 285 garden apartments for a total of 403 residential housing units. The first phase of 118 townhouses was completed in 1999 and consists of 60 two-bedroom townhouses of approximately 1,497 square feet each and 58 three-bedroom townhouses of approximately 1,903 square feet each. The second phase of 285 garden apartments was completed in 2001. It includes eleven different floor plans, ranging from a 776 square foot one bedroom apartment to a 2,059 square foot four bedroom apartment with a direct-entry garage. The weighted average unit size of all 403 residential units is 1,457 square feet. The buildings are of a traditional design with stacked stone accents, brick and vinyl siding. The community features two swimming pools, a modern fitness and exercise facility, a business center, men and women’s saunas, and a playground.
          As of December 31, 2007, Addison Place had a physical occupancy of 97.8% and its monthly rental rates, after rent concessions, ranged from $795 to $1,825 per month, with an average monthly rental of $1,177 per unit and $0.81 per square foot. At March 21, 2008, Addison Place had a physical occupancy of 94.3%.
          On January 2, 2008, we entered into a listing agreement with an independent real estate brokerage firm for the sale of our Addison Place Community. We are still pursuing the sale of Addison Place but can offer no assurances regarding when or if we will sell it or the price we might receive for it.
          Addison Place Shops. Located directly in front of our Addison Place apartment community at the intersection of Jones Bridge Road and Abbotts Bridge Road, the Addison Place Shops retail center provides our Addison Place residents with a convenient location to dine and shop. The first phase of the Addison Place Shops consists of 39,205 square feet and was completed in 2005. At December 31, 2007, this first phase was 41.4% leased and 38.4% occupied. During 2007, we started construction on a 5,088 square feet building on an adjacent 1.0-acre site, which we refer to as Building “D.” Construction of Building “D” was completed during the first quarter of 2008, and it is now available for lease. The addition of Building “D” brings the total square footage of the Addison Place Shops to 44,293 square feet. As of March 21, 2008, the Addison Place Shops (including Building “D”) was 36.7% leased and 36.7% occupied.
          Grand Pavilion. Grand Pavilion is a 62,323 square foot retail center located at the intersection of Kimball Bridge Road and State Bridge Road. Grand Pavilion was built in 1999. We acquired the property in September 2005 as part of a Section 1031 tax-deferred exchange from the sale of our Ballantyne Place apartment community. At December 31, 2007, the property was 61.7% leased and 55.9% occupied. At March 21, 2008, the property was 61.7% leased and 61.7% occupied.
      Alpharetta
          Alpharetta, located in the northern part of Fulton County, is one of the fastest growing cities in the Atlanta metropolitan area. Just a 30-minute drive from downtown Atlanta, Alpharetta offers its residents the benefits of living in a suburb outside a large metropolitan area. As growth from the Atlanta metropolitan area has spread farther north, many high-tech companies have moved into mid-rise buildings in Alpharetta. In the near future, Alpharetta will break ground on its downtown revitalization project, which will include dining, shopping, entertainment, and residential space within the center of downtown Alpharetta.
          The Alpharetta area is easily accessible from Georgia 400 and offers convenient proximity and access to both urban and suburban employment centers and retail conveniences, including major regional malls such as North Point and Perimeter Mall. Within this corridor is a large base of residential, commercial, and office developments. The success of Alpharetta’s North Point Mall accelerated the already high rate of residential development, which caters to the upscale consumer. North Fulton’s neighborhoods, which include Alpharetta, have been a major factor in the emergence of the Georgia 400 corridor as a center for corporate headquarters.
          Westside. Our 44.0-acre Westside property is located between Haynes Bridge Road and Mansell Road within a 220-acre master planned development known as Westside. Westside is a new upscale mixed-use development that includes condominiums, office space, retail, university education and retirement housing, as well as Encore Park for the Arts, a 27-acre arts complex including a performing arts center and a 12,000-seat amphitheater. The Encore Park Amphitheater will be the heart of a major complex for the performing and visual arts. The first phase is expected to open in May 2008. Our land is zoned for 326 residential units and 500,000 square feet for a university education center or office. We also have a right of first refusal to purchase an adjacent 7.0-acre parcel zoned for 105 residential units. One of our parcels, Parcel T (14.5 acres), is restricted from development for five years to give the Metropolitan Atlanta Transit Authority (MARTA) the opportunity to determine if it wants to buy the land and develop a rail station. Because the existing MARTA rail lines are located on the east side of Georgia 400 and our property is located on the west side of Georgia 400, we believe that MARTA will not want to purchase the land and that we will be able to develop the land consistent with the current zoning. The MARTA restriction expires on the earlier to occur of MARTA’s decision to forgo acquiring the property or December 31, 2010. Because of the restriction, we are holding the Westside land as an investment for future development.
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
          The Perimeter Center submarket is one of the most dynamic office, retail, and housing submarkets in the southeastern United States. It is Atlanta’s largest employment center outside of downtown Atlanta and includes approximately 32 million square feet of office and retail space. The area currently has over 115,000 jobs. The south quadrant of the area includes medical facilities such as Northside Hospital, St. Joseph’s Hospital, and Children’s Healthcare of Atlanta. Several prominent companies such as InterContinental Hotels Group, UPS, and AT&T Mobility have located their worldwide headquarters within the Perimeter Center area.
          North Springs. Our North Springs property (formerly known as the Peachtree Dunwoody property) is a 9.84-acre mixed-use development located on Peachtree Dunwoody Road across the street from the North Springs MARTA rail station. The property is zoned for three individual buildings, which includes one building consisting of 236 apartments, a second building consisting of 120 condominium units, and a third building consisting of 210,000 square feet of office space. In addition, at the base of these three buildings will be 56,000 square feet of street-level retail space. We obtained our grading permit and we have removed approximately 137,000 cubic yards of dirt from the property. Roberts Properties has completed the development work on this property. We do not intend to begin construction on our North Springs property during 2008.
          Northridge Office Building. Situated on 3.9 acres on Northridge Road in a heavily wooded, park-like setting, our three-story, 37,864 square foot office building serves as our corporate headquarters. We occupy 6,245 square feet on the third floor and lease the remaining 7,190 square feet on the third floor to Roberts Properties and Roberts Construction. We have one unaffiliated tenant occupying a part of the first floor. A second unaffiliated tenant has signed a lease for a portion of the second floor and is in the process of building out its space. At December 31, 2007, the property was 44.1% leased and 44.1% occupied. At March 21, 2008, the property was 59.0% leased and 44.1% occupied.
          Northridge Apartment Community. Our Northridge property is a 10.9-acre site located next to our Northridge office building in Sandy Springs. The property is zoned for mixed-use and will include 220 residential housing units consisting of one and two-bedroom apartments along with covered parking for residents. Although Roberts Properties has completed the development work and we may begin construction in 2008, we are proceeding cautiously given the current upheaval in the financial markets. We own the property free of any encumbrances.
Gwinnett County
          From 2000 to 2007, Gwinnett County’s population increased 28.6% to 740,200. Gwinnett’s strong transportation networks, excellent public education system, and affordable home prices contribute to the county’s growth and employment base of 322,628 jobs.
      Peachtree Corners Area
          The Peachtree Corners area of Gwinnett County is readily accessible from I-285, I-85, and Georgia 400, providing convenient proximity and access to both urban and suburban employment bases and retail conveniences. The upscale Forum shopping center anchors the shopping district located within Peachtree Corners. A major technology employment center in the area is Technology Park Atlanta, a 500-acre master-planned office development that is home to 138 companies in 3.8 million square feet of office space.
          Peachtree Parkway. Our 23.5-acre Peachtree Parkway property is zoned for 292 apartments. The property is located on Peachtree Parkway at the intersection of Peachtree Corners Circle and across the street from the Forum shopping center. Roberts Properties has completed the development work.
      Mall of Georgia Area
          The Mall of Georgia, which opened in 1999, is the largest mall in the Southeast at 2.2 million square feet. It is located in Buford, approximately 30 miles northeast of Atlanta. The Mall anchors a major retail area containing more than 3.0 million square feet of retail space.
          Bassett Shopping Center. Our Bassett Shopping Center is a 19,949 square foot retail center located across the ring road from the Mall of Georgia. The property is anchored by Bassett Furniture, which occupies approximately 75% of the retail center. The property was 82.9% leased and occupied at December 31, 2007 and at March 21, 2008.
          Spectrum Shopping Center. Our two-level Spectrum Shopping Center is a 30,050 square foot retail center located on Highway 20 directly across from the main entrance to the Mall of Georgia. The retail center consists of small retail shops with no anchor tenant. The property was 57.0% leased and occupied at December 31, 2007 and at March 21, 2008.
Forsyth County/Cumming
          The city of Cumming is a rapidly growing area located approximately 30 miles north of Atlanta near Georgia 400. Between 2000 and 2007, the population increased 59.9% from 98,407 to 157,400. Cumming is north of Alpharetta and is poised to realize the continued northward growth along Georgia 400. Forsyth County is experiencing rapid growth and increasing values.
          Sawmill Village. Our Sawmill Village property is a 22-acre site that is zoned for 154 apartments. The property is located at the intersection of Georgia Highway 9 and Old Atlanta Road in Forsyth County. This 154-unit community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return. Although we may begin construction on this property in 2008, we are proceeding cautiously given the current upheaval in the financial markets.
          Highway 20. Our Highway 20 property is a 38.2-acre site that is zoned for 210 apartments. The property is located on Georgia Highway 20 at the intersection of Elm Street, just north of Cumming’s town square and just three blocks from the elementary, middle, and high schools. Similar to our Sawmill Village property described above, we may begin construction on this property in 2008, but we are proceeding cautiously given the current upheaval in the financial markets.
Summary of Debt Secured by Our Properties
          See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) the principal balance at December 31, 2007, (b) the principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, and (e) monthly principal and interest payment.
Possible Additional Communities to Be Developed
          From time to time, Roberts Properties plans the development of other apartment communities to be located on property owned by Roberts Properties or other affiliates of Mr. Roberts, or on property that one of those entities is interested in acquiring. In other instances, Roberts Properties may contract to buy a property and then assign the contract to us immediately before closing so that we can acquire it. In prior years, we have acquired properties from Mr. Roberts or his affiliates after complying with our conflict of interest policies and our code of ethics and business conduct. Please see Item 1, Business; Item 10, Directors, Executive Officers and Corporate Governance; and Item 13, Certain Relationships and Related Transactions, and Director Independence for more information about these matters. We presently do not have any plans to acquire additional properties or communities from Mr. Roberts or his affiliates.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          Our common stock trades on the American Stock Exchange, or AMEX, under the symbol “RPI.” The following table provides the quarterly high and low closing sales prices per share reported on the AMEX during 2007 and 2006, as well as the quarterly dividends declared per share:

				Dividends
	Quarter Ended	High	Low	Declared

2007	First Quarter	$8.00	$7.50	None
	Second Quarter	8.00	6.87	None
	Third Quarter	7.73	7.30	None
	Fourth Quarter	7.55	6.19	None

2006	First Quarter	$8.09	$7.65	None
	Second Quarter	8.10	7.60	None
	Third Quarter	8.10	7.75	None
	Fourth Quarter	8.10	7.55	None
          As of March 21, 2008, there were approximately 242 holders of record of our common stock.
          As of March 21, 2008, we had 5,812,463 shares outstanding. In addition, 1,789,605 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Business — The Operating Partnership. There is no established public trading market for the units. As of March 21, 2008, the operating partnership had 127 unitholders of record.
          We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of our board of directors and will be equal in amount for each unit and share.
          We have not paid regular quarterly dividends since the third quarter of 2001. While we have in the past paid distributions from the net cash proceeds of property sales, we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. The net cash proceeds from any property sales we might pursue during 2008 will be used to pay a distribution to shareholders (and unitholders) only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Any distributions beyond that amount will be at the sole discretion of our board of directors. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet IRS distribution requirements.
          We did not repurchase any of our shares in the fourth quarter of 2007. In 2007, we did not sell any shares of stock that were not registered under the Securities Act.
ITEM 6. SELECTED FINANCIAL DATA.
          This Item does not apply to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
          We develop, own, and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of March 21, 2008, Roberts Realty owns a 76.5% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure.
Recent Developments
     Listing of Addison Place Community for Sale
          On January 2, 2008, we entered into a listing agreement with an independent real estate brokerage firm for the sale of our 403-unit Addison Place community, which consists of 118 townhouses and 285 garden apartments. Because we signed the listing agreement on January 2, 2008, the property does not meet the criteria outlined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be classified as held for sale at December 31, 2007. Therefore, we classified the net real estate assets and liabilities of the Addison Place community as operating real estate assets and liabilities at December 31, 2007. We are still pursuing the sale of Addison Place but can offer no assurances regarding when or if we will sell it or the price we might receive for it.
      Term Sheet for Extension of Loans from Wachovia Bank
          As explained in detail on page 5, we have two loans from Wachovia Bank totaling $12,252,000: an $8,175,000 loan secured by our Peachtree Parkway property that will mature on March 31, 2008; and a $4,077,000 loan secured by our Highway 20 property that will mature on April 30, 2008. Although Wachovia has given us a term sheet for the six-month extension of each of these loans as explained on page 5, the term sheet is non-binding, and we can offer no assurances that Wachovia will extend these loans on the terms described below or otherwise. Under the term sheet, we would we would grant Wachovia a security interest in our previously unencumbered North Springs site.
          The discussion of our liquidity and capital resources below assumes that we will be able to obtain extensions of these loans as we expect. If we are unable to reach agreement with Wachovia to extend these loans, Wachovia could foreclose on our Peachtree Parkway and Highway 20 properties, which would have severe financial and business consequences for us. In that event, we could be forced to dispose of all or a substantial portion of our properties in highly unfavorable circumstances.
Trends
          As explained in this section, we are experiencing negative operating cash flow. Since our inception in 1994, we have focused primarily on the development, construction, and ownership of multifamily residential communities, including land held for subsequent development. In mid-2004, we sold five apartment communities to a large publicly traded REIT for approximately $109 million, which resulted in net cash proceeds of approximately $47 million. From these net cash proceeds, we distributed $32.5 million, or $4.50 per share/unit, to our shareholders and unitholders. Later in 2004, we sold our St. Andrews apartment community located in Palm Beach County, Florida for $36 million, which resulted in net cash proceeds of approximately $15 million. We reinvested the proceeds from this sale in three tracts of undeveloped land (North Springs, an 82% undivided interest in Peachtree Parkway, and 29.5 acres in Westside) using a Section 1031 tax-deferred exchange. In mid-2005, we sold our Ballantyne Place apartment community located in Charlotte, North Carolina for $37.25 million, which resulted in net cash proceeds of approximately $14 million. We reinvested the proceeds from this sale in three retail centers (Grand Pavilion, Bassett, and Spectrum), undeveloped land (Sawmill Village and Highway 20), and an additional 14.5 acres in Westside using a Section 1031 tax-deferred exchange. The real estate assets we acquired using the Section 1031 tax-deferred exchanges described above included three neighborhood retail centers totaling 112,322 square feet and five tracts of undeveloped land totaling 132 acres.
          We currently own six tracts of undeveloped land totaling 148 acres. Four of these tracts — Peachtree Parkway, Westside, Highway 20, and Sawmill, which we carry on our balance sheet at a combined value of $31.94 million — are currently encumbered with land loans totaling $22.07 million. All of these loans mature within the next twelve months. Our North Springs site is presently unencumbered, but as previously noted, we expect to grant Wachovia Bank a security interest in it in the near future. Our Northridge site is not encumbered with a land loan. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. While we are experiencing modest improvement in the cash flow from our Addison Place community, we expect the financial performance of our four neighborhood retail centers and office building to continue to be challenged by the current weakness in the national and local economy. As a result, we expect to continue to operate at a loss for the foreseeable future and our cash position will continue to be adversely affected.
          The current economy is forcing the owners of real estate to go through a painful de-leveraging process. We have excellent, well-located assets, but a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs as noted above. Our goal in 2008 is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. One way to accomplish this goal would be to sell one or more of our assets and pay down debt with all or a substantial portion of the proceeds. We may sell one or more assets to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or a substantial portion of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.
          Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we continue our development/construction activities on our Peachtree Parkway, Northridge, Sawmill Village, and Highway 20 properties. Despite the tough economy, we believe this is a good time to create multifamily assets, and our banks have told us that they will consider making construction loans for that purpose. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
          In this weak and uncertain economy with no improvement in sight, we believe it is necessary to explore multiple scenarios. In addition to selling one or more assets, we are considering refinancing our Addison Place community. Based on our underwriting, we expect that a refinancing of Addison Place would generate net cash proceeds of approximately $5.5 million. We would expect to use the proceeds to pay off our credit line and use the remaining proceeds to cover our negative cash flow for the next twelve months if we do not sell any assets, form a joint venture, or raise equity privately.
          As of March 21, 2008, we have $1.6 million available on our $2.5 million line of credit, which comes up for renewal at July 31, 2008. In addition, we could use our Northridge site as collateral for a land loan.
          We have not paid regular quarterly dividends since the third quarter of 2001 and we have no plans to resume paying regular quarterly dividends for the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.
Results of Operations
     Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006
          Loss from continuing operations (net of the minority interest of the unitholders in the operating partnership) decreased $446,000 from $3,858,000 for the year ended December 31, 2006 to $3,412,000 for the year ended December 31, 2007. We explain below the major variances between the year ended December 31, 2007 and the year ended December 31, 2006.
          Total operating revenues decreased $205,000 or 2.5% from $8,057,000 for the year ended December 31, 2006 to $7,852,000 for the year ended December 31, 2007. The decrease in operating revenues was due primarily to a $400,000 reduction in operating revenue at the four retail centers and the office building, which resulted from lower occupancy at the Bassett, Spectrum, and Grand Pavilion retail centers. This decrease was offset by a $175,000 increase in operating revenues at Addison Place, which was due to higher occupancy during the second half of 2007.
          Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, increased $255,000 or 8.0% from $3,177,000 for the year ended December 31, 2006 to $3,432,000 for the year ended December 31, 2007. The increase was due primarily to an increase of $247,000 in operating expenses at the Addison Place apartments and townhomes, of which $187,000 was an increase in property tax expense.
          General and administrative expenses decreased $45,000 or 2.6% from $1,730,000 for the year ended December 31, 2006 to $1,685,000 for the year ended December 31, 2007. The decrease was not due to any one category or expense. Some expenses were higher than the previous year while some were lower than the previous year, with the net result being a decrease of $45,000.
          Bad debt expense decreased $186,000 or 98.9% from $188,000 for the year ended December 31, 2006 to $2,000 for the year ended December 31, 2007. This decrease was due primarily to: (a) a decrease of $155,000 in bad debt expense at the retail centers; and (b) a decrease of $31,000 in bad debt expense in the corporate segment.
          The write-off of the fair value/market value of leases decreased $343,000 or 83.9% from $389,000 for the year ended December 31, 2006 to $46,000 for the year ended December 31, 2007. This decrease was due to a greater write-off in 2006 than in 2007 of the unamortized balance of the leases of retail tenants whose leases were either terminated or not renewed during each year.
          Depreciation expense decreased $251,000 or 8.5% from $2,962,000 for the year ended December 31, 2006 to $2,711,000 for the year ended December 31, 2007. The decrease was due primarily to: (a) a decrease of $123,000 in depreciation expense of the three acquired retail centers primarily from the fair value of retail leases that were fully amortized or written off at December 31, 2006; and (b) a decrease of $84,000 in depreciation expense for the Addison Place apartments and townhomes primarily for furniture, fixtures, and equipment that was fully depreciated at December 31, 2006.
          Interest income increased $41,000 or 42.7% from $96,000 for the year ended December 31, 2006 to $137,000 for the year ended December 31, 2007. The increase was due to an increase in the available cash balance during 2007 compared to 2006. The increase in available cash was due to the cash proceeds from the Peachtree Parkway land loan that closed in December 2006.
          Interest expense decreased $143,000 or 3.1% from $4,587,000 for the year ended December 31, 2006 to $4,444,000 for the year ended December 31, 2007. The decrease was due primarily to the capitalization of $691,000 of interest expense in 2007, partially offset by an additional $584,000 in cash paid for interest on the Peachtree Parkway land loan in 2007.
          Legal settlement in the year ended December 31, 2006 included $28,000 we paid to settle a dispute with a subcontractor for services performed for the Ballantyne Place apartment community. In the year ended December 31, 2007, we received $78,000 to settle the lease terminations of two of our former tenants in our Spectrum retail center.
          Loss on the disposal of assets in the year ended December 31, 2007 included $24,000 from the write-off of carpet that was replaced at the Addison Place community during the year. In the year ended December 31, 2006, we recorded no gain or loss on the disposal of assets.
          Amortization of deferred financing and leasing costs was essentially unchanged from the year ended December 31, 2006 to December 31, 2007 with a decrease in expense of $2,000.
Liquidity and Capital Resources
          Historically, a primary source of our liquidity has been cash flow from our operating apartment communities. The number of apartment homes, rental rates, and operating expenses, as well as the strength or weakness of the overall apartment market, determined our operating cash flows. In mid-2004, we sold five apartment communities to a large publicly traded REIT for approximately $109 million, which resulted in net cash proceeds of approximately $47 million. From these net cash proceeds, we distributed $32.5 million, or $4.50 per share/unit, to our shareholders and unitholders. Later in 2004, we sold our St. Andrews apartment community located in Palm Beach County, Florida for $36 million, which resulted in net cash proceeds of approximately $15 million. We reinvested the proceeds from this sale in three tracts of undeveloped land (North Springs, an 82% undivided interest in Peachtree Parkway, and 29.5 acres in Westside) using a Section 1031 tax-deferred exchange. In mid-2005, we sold our Ballantyne Place apartment community located in Charlotte, North Carolina for $37.25 million, which resulted in net cash proceeds of approximately $14 million. We reinvested the proceeds from this sale in three retail centers (Grand Pavilion, Bassett, and Spectrum), undeveloped land (Sawmill Village and Highway 20), and an additional 14.5 acres in Westside using a Section 1031 tax-deferred exchange. The real estate assets we acquired using the Section 1031 tax-deferred exchanges described above included three neighborhood retail centers totaling 112,322 square feet and five tracts of undeveloped land totaling 132 acres. As a result, our only operating apartment community is Addison Place, and our operating revenues have decreased to a level that is less than our operating expenses, thereby resulting in negative cash flow.
          While we have excellent, well-located assets, a high percentage of our assets is invested in undeveloped land that is not generating revenue. In addition, four of our land sites are encumbered by land loans totaling $22.07 million and are generating negative cash flow. (Our North Springs site is presently unencumbered, but as previously noted, we expect to grant Wachovia Bank a security interest in it in the near future.) Our goal in 2008 is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. One way to accomplish this goal would be to sell one or more of our assets and pay down debt with all or a substantial portion of the proceeds. We may sell one or more assets to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or a substantial portion of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.
          Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we continue our development/construction activities on our Peachtree Parkway, Northridge, Sawmill Village, and Highway 20 properties. Despite the tough economy, we believe this is a good time to create multifamily assets, and our banks have told us that they will consider making construction loans for that purpose. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
          Given the weak U.S. economy, the sub-prime crisis, and the liquidity crunch, we believe it is prudent to explore multiple scenarios. In addition to the scenarios described above, we are considering refinancing our Addison Place community. Based on our underwriting, we expect that a refinancing of Addison Place would generate net cash proceeds of approximately $5.5 million. We would expect to use the proceeds to pay off our credit line and use the remaining proceeds to cover our negative cash flow for the next twelve months if we do not sell any assets, form a joint venture, or raise equity privately.
          As of March 21, 2008, we have $1.6 million available on our $2.5 million line of credit, which comes up for renewal at July 31, 2008. In addition, we could use our Northridge site as collateral for a land loan.
      Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006
          Cash and cash equivalents decreased $3,804,000 during the year ended December 31, 2007 compared to an increase of $2,989,000 during the year ended December 31, 2006. The change was due to a decrease in cash provided by financing activities of $9,956,000, offset by a decrease in cash used in operating activities of $208,000 and a decrease in cash used in investing activities of $2,955,000, as described in more detail below.
          Net cash used in operating activities decreased $208,000 from $1,326,000 of cash used during the year ended December 31, 2006 to $1,118,000 of cash used during the year ended December 31, 2007. The decrease was due primarily the capitalization of $691,000 of interest expense in 2007, partially offset by an additional $584,000 in cash paid for interest on the Peachtree Parkway loan in 2007.
          Net cash used in investing activities decreased $2,955,000 from $5,196,000 of cash used during the year ended December 31, 2006 to $2,241,000 of cash used during the year ended December 31, 2007. This decrease is due primarily to the acquisition of $3,538,000 in real estate assets in 2006 compared to no acquisitions in 2007, partially offset by $414,000 paid for the construction of building “D” at the Addison Place Shops retail center in 2007.

          Net cash provided by financing activities decreased $9,956,000 from $9,511,000 of cash provided by financing activities during the year ended December 31, 2006 to $445,000 of cash used in financing activities during the year ended December 31, 2007. The decrease was due primarily to $12,252,000 of land loan proceeds received in 2006, offset by a $2,000,000 repayment of the line of credit in 2006 from cash borrowed in 2005.
      Debt Summary
          The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at December 31, 2007 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and we make the required principal payments prior to maturity.
          As explained in detail on page 5, we have two loans from Wachovia Bank totaling $12,252,000: an $8,175,000 loan secured by our Peachtree Parkway property that will mature on March 31, 2008; and a $4,077,000 loan secured by our Highway 20 property that will mature on April 30, 2008. Although Wachovia has given us a term sheet for the six-month extension of each of these loans as explained on page 5, the term sheet is non-binding, and we can offer no assurances that Wachovia will extend these loans on the terms described below or otherwise. The following table does not reflect the extensions we expect to obtain from Wachovia.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of December 31, 2007

								December 31,
			Interest	Maturity	Balance at	Monthly		2007
	Lender	Interest Terms	Rate(1)	Date	Maturity	Payment		Balance
Peachtree Parkway Land Loan (2)	Wachovia Bank	LIBOR plus 250 b.p.	7.10%	03/31/08	$8,175,000	Interest only		$8,175,000
Highway 20 Land Loan (3)	Wachovia Bank	LIBOR plus 250 b.p.	7.10%	04/30/08	4,077,000	Interest only		4,077,000
Insurance Premium Loan	AICCO, Inc.	Fixed-rate permanent	6.25%	07/01/08	—	$15,289		90,000
Revolving $2,500,000 Line of Credit (4)	Compass Bank	LIBOR plus 175 b.p.	6.35%	07/31/08	2,500,000	Interest only		400,000
Westside Land Loan (4)	Compass Bank	LIBOR plus 175 b.p.	6.35%	08/27/08	6,480,000	Interest only		6,480,000
Sawmill Village Land Loan (4)	Bank of North Georgia	LIBOR plus 175 b.p.	6.35%	08/29/08	3,335,000	Interest only		3,335,000
Northridge Office Building (4)	Bank of North Georgia	LIBOR plus 200 b.p.	6.60%	09/10/08	3,606,000	$13,333	(5)	3,712,000
Addison Place Shops (6)	Compass Bank	LIBOR plus 185 b.p.	6.45%	10/31/08	6,500,000	Interest only		6,364,000
Addison Place Townhomes (7)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	$62,885		8,639,000
Grand Pavilion Shopping Center (8)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	$40,565		6,743,000
Spectrum Shopping Center (8)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	$31,273		5,140,000
Addison Place Apartments (9)	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	$130,669		20,380,000
Bassett Shopping Center (8)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	$21,853		2,644,000

Totals					$73,544,000			$76,179,000

(Footnotes are on following page.)

(1)	The interest rate shown for variable-rate debt is as of December 31, 2007.

(2)	See page 5 for a discussion of the possible extension of the maturity date of this loan to September 30, 2008.

(3)	See page 5 for a discussion of the possible extension of the maturity date of this loan to October 31, 2008.

(4)	Each of these loans has an interest rate floor of 3.75%.

(5)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(6)	This loan has an interest rate floor of 3.50%.

(7)	We may prepay the loan secured by the Addison Place townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

(8)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves. Prepayment of the loan is not an option.

(9)	We may prepay the loan secured by the Addison Place apartments upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid or (b) the product obtained by multiplying: (1) the amount of principal being prepaid or accelerated, by (2) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by (3) the Present Value Factor. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium.

     Debt Maturities
          Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule
As of December 31, 2007
	Principal
Year	Payments	Properties with Balloon Payments
2008	$33,286,000	Northridge Office, Addison Place Shops, Peachtree Parkway land, Highway 20 land, Westside land, Sawmill Village land
2009	9,013,000	Addison Place townhomes
2010	567,000
2011	603,000
2012	637,000
Thereafter	32,073,000	Addison Place apartments; Grand Pavilion, Spectrum, and Bassett retail centers

Total	$76,179,000

     Short-Term Debt
          The following describes our short-term debt, listed in order of maturity.
          Peachtree Parkway Land Loan. On December 6, 2006, we closed an $8,175,000, short-term, interest-only land loan from Wachovia Bank that is secured by our Peachtree Parkway land. We used the loan proceeds for the following purposes:
•	we used $2,284,043, plus closing costs of $22,108, to acquire from an unrelated seller the remaining 18% undivided interest in the Peachtree Parkway land;

•	we used $1,350,858 to pay off the existing balance on our unsecured line of credit; and

•	we used the remainder for working capital and general corporate purposes, including funding part of our development and construction program.
On December 6, 2007, we extended the maturity date of the loan to March 31, 2008. Interest is payable in consecutive monthly payments of accrued interest only. The loan bears interest at the 30-day LIBOR rate plus 250 basis points. LIBOR rates may fluctuate daily. See page 5 for a discussion of the possible extension of the maturity date of this loan to September 30, 2008 and the revised terms that would apply to the extended loan.
          Highway 20 Land Loan. On January 31, 2006, we closed a $4,077,000 short-term, interest-only land loan with Wachovia Bank that is secured by our Highway 20 land. On January 26, 2007, we extended the maturity date of the loan from January 31, 2007 to January 31, 2008. On December 6, 2007, we extended the maturity date of the loan to April 30, 2008. The loan currently bears interest at the 30-day LIBOR rate plus 250 basis points. See page 5 for a discussion of the possible extension of the maturity date of this loan to October 31, 2008 and the revised terms that would apply to the extended loan.

          Insurance Premium Loan. On August 30, 2007, we entered into a financing agreement with A.I. Credit Companies (AICCO) to finance our insurance premiums for the term covering August 1, 2007 through July 31, 2008. We borrowed a total of $199,000 and we are required to make monthly payments of $15,289 until the loan matures on July 1, 2008. Interest accrues on the note at the rate 6.25% per annum. The amount remaining on this loan as of December 31, 2007 is $90,000.
          Unsecured Line of Credit. We have a $2,500,000 unsecured line of credit, which matures August 1, 2008, and is used to provide funds for short-term working capital purposes. At December 31, 2007, we had a $400,000 outstanding balance on our line of credit. At March 21, 2008, the balance on the line of credit was $900,000. We intend to renew the line of credit, although there is no assurance that the bank will offer a renewal or, if the renewal is offered, that it will be on favorable terms.
          Westside Land Loan. On September 27, 2005, we closed a $6,480,000 interest-only land loan with Compass Bank that is secured by our investment in our Westside land. The loan currently bears interest at the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 27, 2008. Although we expect to extend or refinance this debt at or before its August 27, 2008 maturity, we do not expect to have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
          Sawmill Village Land Loan. On September 29, 2005, we closed a $3,335,000 interest-only land loan with Bank of North Georgia that is secured by our investment in our Sawmill Village land. The loan currently bears interest at the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 29, 2008. Although we expect to extend or refinance this debt at or before its August 29, 2008 maturity, we do not expect to have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
          Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan to May 28, 2005 and reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, we extended the maturity date of the loan to May 28, 2006, and reduced the amount of the loan to $4,000,000. On March 10, 2006, we extended the maturity date of the loan from May 28, 2006 to September 10, 2007. On September 10, 2007, we extended the maturity date of the loan from September 10, 2007 to September 10, 2008 with all other terms and conditions remaining the same. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month plus interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,606,000 plus accrued interest. Although we expect to extend or refinance this debt at or before its September 10, 2008 maturity, we do not expect to have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
          Addison Place Shops. On May 30, 2003, we closed a $6,500,000 construction loan to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements and monthly payments are interest only at the 30-day LIBOR rate plus 185 basis points. On March 9, 2006, we extended the maturity date of the loan from April 30, 2006 to October 30, 2007. On October 9, 2007, we extended the maturity date of the loan from October 30, 2007 to October 31, 2008 with all other terms and conditions remaining the same. At December 31, 2007, the outstanding balance on the loan was $6,364,000. Although we expect to extend or refinance this debt at or before its October 31, 2008 maturity, we do not expect to have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.

     Long-Term Debt
          We have five mortgage loans that mature at various dates from November 2009 through October 2019. Of these five mortgage loans, only one comes due within the next five years. That loan is the $8,639,000 mortgage on our Addison Place townhomes that comes due in November 2009. If we still own the Addison Place townhomes at the maturity date of the loan, we expect to refinance the maturing debt because we will not have funds on hand sufficient to repay that debt at maturity.
     Floating Rate Debt
          We have six loans that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $32.1 million at December 31, 2007, bear interest at rates ranging from 175 to 250 basis points over the 30-day LIBOR rate. If LIBOR increases, the interest expense we pay on our floating rate debt will increase. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $321,000 per year and adversely affect our liquidity and capital resources to that degree. If we extend the maturity date of our Peachtree Parkway and Highway 20 loans as we expect, our interest rate will increase by 1.0% for the first 90 days and by an additional 0.25% for the remaining 90 days. Assuming the 30-day LIBOR rate remains constant, these extensions will increase the interest we will pay over the next six months by approximately $69,000.
          Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest and scheduled amortization of principal on mortgage debt other than our short-term debt, as noted above. We are currently using our line of credit to meet our short-term liquidity requirements, including general and administrative expenses, and improvements and renovations at existing communities. If we are unable to secure construction and permanent financing or otherwise refinance our short-term debt, we may be forced to sell one or more properties to repay our short-term debt. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary, from the sale of properties. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
Critical Accounting Policies
          A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing residential communities, retail shopping centers, and other commercial real estate assets, our critical accounting policies relate to cost capitalization and asset impairment.
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

          We capitalize direct costs associated with the development and construction of our real estate projects. We expense all internal costs associated with the acquisition of operating these assets to general and administrative expense in the period we incur those costs. We capitalize interest on qualifying construction expenditures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” for our real estate assets. During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as property taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. Accordingly, we gradually reduce the amounts we capitalize as we complete construction. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs, and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the property, and what rent levels we achieve. Capitalization of interest and other carrying costs such as property taxes and insurance ceases entirely upon completion of development and construction activities.
     Purchase Valuation
          We allocate the purchase price of acquired real estate assets to land, building, and intangible assets based on their relative fair values. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The value of in-place leases is amortized over the term of the respective lease.
     Asset Impairment Evaluation
          We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability, and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At December 31, 2007, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.
     Derivatives and Hedging Activities
          We generally enter into fixed rate debt instruments. In certain situations, we may use derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use those instruments for trading or speculative purposes.
          SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Any ineffective portions of cash flow hedges are recognized immediately in earnings.

          We are not using derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on our variable-rate debt.
Stock Repurchase Plan
          Our board of directors has authorized the repurchase of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002, and we currently have authority to repurchase an additional 37,412 shares. We have not repurchased any shares since 2001. We may repurchase our shares from time to time by means of open market purchases depending on availability, our cash position and the price per share. In light of our negative operating cash flow, we have no plans to repurchase shares of our outstanding common stock.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          Our financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not applicable.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
          Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007, as a result of a material weakness in our information technology (“IT”) general controls.
          A material weakness is defined in Rule 12b-2 of the Exchange Act as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
          Our IT general controls over change management, operations management, and security management were ineffectively designed as of December 31, 2007. Formal written policies and procedures and consistent practices, as well as formal documentation demonstrating the performance of key controls, did not exist for most of these areas within our IT general controls. Management’s assessment identified significant deficiencies related to:
•	lack of formal change management procedures in approving and implementing changes to IT applications or systems;

•	inadequate backup process and log review; and

•	inadequate controls over restriction of logical access to IT systems, applications, and data.
These deficiencies affect the processing of information related to all significant accounts in the financial statements, and their associated reflection on the control environment, in the aggregate, resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
     Management’s Remediation Plan
          We have remediated or plan to remediate the material weakness in our IT general controls by developing and implementing formal written policies and procedures to improve the following key controls:
•	standardized change management process to increase the discipline with which we document, test, approve, and implement changes to our IT environment;

•	operations management procedures to improve our daily backup process and review of our backup and operations log; and

•	new IT configurations and security management controls to limit and monitor logical access to our IT systems, applications, and data.
We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Please see Item 1A, Risk Factors.
Changes in Internal Controls
          Except as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION.
          We did not file a Current Report on Form 8-K to report the lease renewal agreements dated January 18, 2008 between the operating partnership and each of Roberts Properties Construction, Inc. and Roberts Properties, Inc. (together, the “Roberts Companies”) because these renewal amendments were not material to us and thus were not required to be described in a Current Report on Form 8-K. By providing the disclosure in this Item 9B, however, we are claiming a limited safe harbor provided by SEC rules from liability under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder for failure to timely file reports required by certain items in Form 8-K.
          On March 27, 2006, the operating partnership entered into a lease agreement with each of the Roberts Companies. The terms of the lease to Roberts Properties, Inc. include a total of 5,336 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Under the lease, the tenant has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. On March 21, 2007, the operating partnership and Roberts Properties entered into a lease renewal agreement reflecting Roberts Properties’ exercise of the first one-year renewal option. On January 18, 2008, the operating partnership and Roberts Properties entered into another lease renewal agreement reflecting Roberts Properties’ exercise of the second one-year renewal option. The lease remains in effect under its original terms, except that the rental rate was increased to $20.00 per rentable square foot.
          The terms of the lease to Roberts Properties Construction, Inc. include a total of 1,542 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Under the lease, the tenant has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. On March 21, 2007, the operating partnership and Roberts Construction entered into a lease renewal agreement reflecting Roberts Construction’s exercise of the first one-year renewal option. The amount of space rented increased to 1,854 square feet, and the lease otherwise remained in effect under its original terms. On January 18, 2008, the operating partnership and Roberts Properties Construction entered into another lease renewal agreement reflecting Roberts Properties Construction’s exercise of the second one-year renewal option. The lease remains in effect under its original terms, except that the rental rate was increased to $20.00 per rentable square foot.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
          The following table provides information about our directors and executive officers as of the date of this report.

		Term as
		Director
Name	Age	Expires	Position
Charles S. Roberts	61	2009	Chairman of the Board, Chief Executive Officer and President

Charles R. Elliott	54	2009	Director, Chief Financial Officer, Secretary and Treasurer

Wm. Jarell Jones	59	2008	Director, Chairman of Audit Committee and Chairman of Nominating and Governance Committee

Dennis H. James	60	2008	Director, Chairman of Compensation Committee

Dr. James M. Goodrich	67	2010	Director

Ben A. Spalding	73	2010	Director
Biographical Information
          Charles S. Roberts has served as our Chairman of the Board, Chief Executive Officer, and President since he founded the company in July 1994. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc.
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

          Charles R. Elliott served as a director from October 1994 to February 1995 and became a director again in 2000. Effective May 31, 2006, Mr. Elliott again became our Chief Financial Officer, Secretary, and Treasurer. Previously he was our Secretary and Treasurer from our inception until July 15, 2002, and our Chief Financial Officer from April 1995 until July 15, 2002, when he became our Senior Vice President — Real Estate. He left Roberts Realty as a full-time employee on August 30, 2002 and returned on a full-time basis from February 17, 2003 to September 30, 2003 as our Chief Operating Officer. In this interim period, he provided limited consulting services for which he was paid a fee. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995, when he joined Roberts Realty as our Chief Financial Officer. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. He holds an undergraduate degree in Accounting and a master’s degree in Finance.
          Wm. Jarell Jones, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Georgia since November 1993, with an office in Statesboro, Georgia through 2007 and with an office in St. Simons from 2002 until the present. Mr. Jones is also the President and sole shareholder of Palmetto Realty Company, a real estate development and brokerage company primarily involved in the development of single family residential lots in coastal South Carolina and Georgia. Palmetto Realty is a registered real estate broker in Georgia and South Carolina and serves as a qualified intermediary and exchange accommodation title holder for like-kind exchanges. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990 Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones is the Chief Executive Officer of JQUAD, Inc., a family owned holding company of timber, farming and development interests. Mr. Jones was formerly a director for six years and the Chairman for two years of the Downtown Statesboro Development Authority.
          Dennis H. James, a director since June 1995, is Senior Managing Director — Southeast Region, with CBRE Melody & Company, a commercial mortgage banking firm and subsidiary of CB Richard Ellis. Mr. James has over 30 years of experience in the mortgage banking industry and has been involved in the production of income property straight debt loans, participating mortgages, debt/equity joint ventures and sales. As Senior Managing Director of CBRE Melody & Company, he is responsible for the Southeast Region’s overall production and investor relations. He has served on the PPM Finance, Inc. Correspondent Advisory Council, Allstate Life Insurance Company Correspondent Advisory Council and State Farm Life Insurance Advisory Council. Mr. James has a bachelor’s degree in Industrial Management from Georgia Tech, and his professional education includes attendance at numerous real estate institutes.
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
          Ben A. Spalding, a director since October 1994, has worked part-time with Matteson Partners, an Atlanta-based executive search firm, from April 2003 to the present. Mr. Spalding’s term expires at the 2010 annual meeting of shareholders. Previously, he served from 2000 to April 2003 as Executive Vice President of DHR International, Inc., an executive search firm. Mr. Spalding was the sole shareholder of Spalding & Company, a former NASD member broker-dealer that served from 1980 to 1996 as the exclusive broker-dealer for limited partnerships sponsored by Mr. Roberts. Mr. Spalding served as President of Spalding & Company from 1980 until 1994. For the 20-year period through 1983, Mr. Spalding served in several positions with Johnson & Johnson in the health care field, most recently as Healthcare Division Sales Manager for several states in the Southeast. Mr. Spalding has a bachelor’s degree in Business Administration from Bellarmine College. He has served in numerous positions with civic and charitable organizations, including serving as a National Trustee of the Cystic Fibrosis Foundation and a member of the Board of Trustees of the Metro-Atlanta Crime Commission. He received the Cystic Fibrosis Dick Goldschmidt Award in 1986 for his efforts on behalf of the Cystic Fibrosis Foundation.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2007, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Dennis James, a director, was late in filing two Forms 4, each of which reported a purchase of our common stock.
Code of Ethics and Business Conduct
          On March 17, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the rules of the American Stock Exchange and the federal Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:
(1)	honest and ethical conduct, including the ethical handling of corporate opportunities and actual or apparent conflicts of interest between personal and professional relationships;

(2)	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make;

(3)	compliance with applicable governmental laws, rules, and regulations;

(4)	confidentiality;

(5)	protection and proper use of company assets;

(6)	equal employment opportunities and prohibition of discrimination or harassment;

(7)	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

(8)	accountability for adherence to the code.
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

ITEM 11. EXECUTIVE COMPENSATION.
Compensation of Executive Officers
          Our executive officers are Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, and Charles R. Elliott, our Chief Financial Officer. Biographical information for Mr. Roberts and Mr. Elliott is included in Item 10 above. Under applicable SEC rules, Mr. Roberts and Mr. Elliott are our “named executive officers.” Neither of our executive officers has an employment agreement.
Summary Compensation Table for 2007 and 2006

						All Other
		Salary		Bonus	Stock Awards	Compensation	Total
Name and Principal Position	Year	($)		($)	($) (1)	($)	($)

Charles S. Roberts,	2007	224,519	(1)(2)	—	—	—	224,519
Chief Executive Officer,	2006	199,519	(1)(2)				199,032
President, and Chairman of the Board

Charles R. Elliott,	2007	127,413	(1)(2)	—	48,063	—	175,476
Chief Financial Officer,	2006	100,812	(1)(2)	—	—	—	100,812
Secretary, and Treasurer

(1)	On February 28, 2007, our compensation committee granted a $25,000 salary increase to Mr. Roberts for his performance as Chief Executive Officer and granted 6,250 shares of restricted stock to Mr. Elliott for his performance as Chief Financial Officer. Mr. Elliott’s restricted shares vested on June 1, 2007. The salary increase to Mr. Roberts and the grant of restricted shares to Mr. Elliott in 2006 were not intended as additional compensation for 2006 and, accordingly, are reflected as 2007 compensation in the table above.

(2)	Effective May 31, 2006, we hired Mr. Elliott as our Chief Financial Officer, Secretary, and Treasurer. Under an arrangement we negotiated with Mr. Elliott, we pay him $70 per hour for his service in those positions. Mr. Elliott receives no employee benefits, i.e. medical, vacation, holidays, etc., and he is paid only for the actual hours he works. In addition, because Mr. Elliott is one of our directors, he continues to receive our standard director fee of $12,000 per year, which is included in the salary amount shown in the table. (We do not compensate Mr. Roberts for his service as a director.)

Director Compensation for 2007
          The following table summarizes the compensation we paid to our non-employee directors in 2007.

	Fees Earned
	or Paid in Cash	Total
Name	($)	($)

Dr. James M. Goodrich	12,000	12,000
Dennis H. James	21,000	21,000
Wm. Jarell Jones	24,000	24,000
Ben A. Spalding	12,000	12,000
          We pay our directors other than Mr. Roberts an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. We pay additional compensation of $750 per month to Mr. Jones for serving as the chairman of the audit committee and $250 per month for serving as the chairman of the nominations and governance committee. We pay additional compensation of $750 per month to Mr. James for serving as the chairman of the compensation committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above.
          On February 4, 2008, our board of directors and nominating and governance committee approved a compensation arrangement for Mr. Jones for additional work he is expected to perform as audit committee chairman in reviewing the company’s properties, plans, financial statements and projections, loans, and liquidity and capital resources. Mr. Jones has been a director since October 1994 and is currently the chairman of our audit committee and nominating and governance committee. Under the new compensation arrangement, effective February 4, 2008, we will pay additional compensation of $6,000 per month to Mr. Jones for the additional work he is expected to perform as audit committee chairman. Mr. Jones will continue to receive compensation for his services as a director and the chairman of the audit committee and the nominating and governance committee as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Ownership of Common Stock and Units
          The following table describes the beneficial ownership of shares of our common stock as of March 21, 2008 for:
•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each director and our named executive officers; and

•	our directors and executive officers as a group.
          Except as noted in the footnotes, each person named in the table owns all shares and partnership units directly and has sole voting and investment power. Each of the persons known by us to beneficially own more than 5% of the common stock has an address in care of our principal office. The Number of Shares Owned column in the table includes the shares owned by the persons named but does not include shares they may acquire by exchanging units of partnership interest in Roberts Properties Residential, L.P., our operating partnership, for shares of common stock as explained in the following paragraph. The Number of Units Beneficially Owned column in the table reflects all shares that each person has the right to acquire by exchanging units for shares. Under SEC rules, the shares that can be acquired in exchange for units are deemed to be outstanding and to be beneficially owned by the person or group holding those units when computing the percentage ownership of that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.
          Except as described in this paragraph, unitholders generally have the right to require the operating partnership to redeem their units. Our articles of incorporation limit ownership by any one holder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future (other than by redeeming the shares he owned on that date). Accordingly, a unitholder cannot redeem units if upon their redemption he would hold more shares than permitted under the applicable percentage limit (subject to the exceptions as noted). A unitholder who submits units for redemption will receive, at our election, either (a) an equal number of shares or (b) cash equal to the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. Our policy is to issue shares in exchange for units submitted for redemption.

		Number of Units
Name of	Number of Shares	Beneficially		Percent of
Beneficial Owner	Owned	Owned	Total	Class(1)
Charles S. Roberts (2)	1,661,503	1,017,723	2,679,226	39.2%
James M. Goodrich (3)	281,847	0	281,847	4.8%
Dennis H. James	123,067	2,405	125,472	2.2%
Ben A. Spalding (4)	23,252	27,318	50,570	*
Wm. Jarell Jones(5)	32,012	0	32,012	*
Charles R. Elliott	19,300	0	19,300	*
All directors and executive officers as a group: (6 persons) (6)	2,140,981	1,047,446	3,188,427	46.5%

*	Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 5,812,463, the number of shares outstanding as of March 21, 2008. Percent of class is not the equivalent of share ownership because it also reflects the units owned by the individual, as described in the second paragraph on the preceding page.

(2)	Includes 2,744 shares and 29,500 units owned by a family limited liability company of which Mr. Roberts is the manager. Mr. Roberts disclaims beneficial ownership of those shares and units.

(3)	Includes 158,582 shares owned jointly by Dr. Goodrich and his wife, Penelope; and 108,478 shares owned by Goodrich Enterprises, Inc., all of the outstanding shares of which are owned by Dr. and Mrs. Goodrich and their sons. Each of Dr. and Mrs. Goodrich disclaims beneficial ownership of the shares held by the corporation except to the extent of their respective pecuniary interests in those shares. Dr. Goodrich’s total also includes 14,787 shares he owns through an IRA. Dr. Goodrich’s ownership is permitted to exceed the 3.7% limit because he beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, as explained on the preceding page.

(4)	Includes 7,564 shares owned by partnerships of which Mr. Spalding’s wife is the managing partner. Mr. Spalding’s beneficial ownership of units includes 2,917 units owned by Mrs. Spalding and 24,401 units owned by partnerships of which Mrs. Spalding is the managing partner. Mr. Spalding disclaims beneficial ownership of all units and shares owned by his wife or partnerships of which she is the managing partner.

(5)	Includes 1,745 shares owned by Mr. Jones’ wife, to which Mr. Jones disclaims beneficial ownership.

(6)	Includes an aggregate of 9,309 shares and 27,318 units beneficially owned by two directors’ wives, as to which shares such directors disclaim beneficial ownership.

Equity Compensation Plan Information
          The following table provides equity compensation plan information at December 31, 2007. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction. We may grant up to 400,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% the aggregate number of shares of restricted stock that may be issued under the Plan. In November 2006, we granted 636 shares of restricted stock under the plan to a non-executive employee. In February 2007, we granted 18,750 shares of restricted stock under the plan to a non-executive employee (which were subsequently forfeited when the employee left our employment on March 21, 2008) and 6,250 shares of restricted stock under the plan to an executive employee. As a result of these three grants, 374,364 shares remain available to be granted under the Plan as of December 31, 2007.
Equity Compensation Plan Information

Number of
	securities		Number of securities
	to be issued	Weighted-average	remaining available for future
	upon exercise of	exercise price of	issuances under equity
	outstanding	outstanding	compensation plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	374,364
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	—	374,364

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
General
          Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty owns a 76.5% interest in the operating partnership as of March 21, 2008 and is its sole general partner. Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. As explained below, we have entered into transactions with these companies and paid them to perform services for us.
          Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2006, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 3 and 8 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section, including in some cases information for periods before 2006.
Transactions with the Roberts Companies
          Overview. We have paid substantial fees to the Roberts Companies for various types of services and will continue to do so in the future. We have purchased property from Roberts Properties, and we have retained Roberts Properties for development services and Roberts Construction for construction services for some of our undeveloped properties. We summarize these various arrangements below.
          Northridge Community. On June 28, 2001, we purchased 10.9 acres of undeveloped land from Roberts Properties. We intend to develop a 220-unit apartment community on this site, which is located next to our Northridge office building on Northridge Parkway in Sandy Springs. We retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000. We also entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.
          Northridge Office Building. On June 28, 2001, we purchased a partially constructed office building and approximately 3.9 acres of land from Roberts Properties. The three-story, 37,864 square foot building serves as our corporate headquarters. We occupy a portion of the third floor in the building and we lease the remaining space on that floor to Roberts Properties and Roberts Construction. Roberts Construction completed construction of the building at cost and did not earn a profit on the construction of the building.
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

          The terms of the lease to Roberts Properties include a total of 5,336 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Roberts Properties paid us $101,000 and $94,000 during 2007 and 2006, respectively, under this lease and previous lease extensions. On January 18, 2008, Roberts Properties exercised its option to renew through December 31, 2008 at a rate of $20.00 per rentable square foot. Roberts Properties has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term.
          The terms of the lease to Roberts Construction include a total of 1,542 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Roberts Construction paid us $35,000 and $25,000 during 2007 and 2006, respectively, under this lease and previous lease extensions. On January 18, 2008, Roberts Construction exercised its option to renew through December 31, 2008 at a rate of $20.00 per rentable square foot. Roberts Construction has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term.
          Peachtree Parkway Land. On December 29, 2004, we entered into a contract with Roberts Properties Peachtree Parkway, L.P. (“Peachtree Parkway, L.P.”) to purchase an interest in a parcel of undeveloped land in Gwinnett County. Mr. Roberts owns 98.7% of Peachtree Parkway, L.P. In February 1995, Mr. Roberts formed Peachtree Parkway, L.P., and the partnership bought a parcel of undeveloped land in Gwinnett County fronting on Peachtree Parkway. On August 20, 2004, Mr. Roberts bought out the other limited partners in Peachtree Parkway, L.P. in accordance with the terms of its partnership agreement. On November 1, 2004, Peachtree Parkway, L.P. sold an 18% undivided interest in this 23.5-acre site to a long-term investor in partnerships sponsored by Mr. Roberts.
          On December 29, 2004, we purchased an 82% undivided interest in the 23.5-acre site from Peachtree Parkway, L.P. for a cash purchase price of $7,770,000 (on the same terms and conditions as the long-term investor who purchased the 18% undivided interest). The land is zoned for 292 apartment units and is located across Peachtree Parkway from the upscale Forum Shopping Center. We acquired the property in a Section 1031 tax-deferred exchange funded in part by sales proceeds from the July 2004 sale of the St. Andrews at the Polo Club community.
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

          On December 6, 2006, we acquired the remaining 18% undivided interest in the Peachtree Parkway property from the unaffiliated seller for $2,284,043, plus closing costs of $22,108. In addition, we assumed and paid the $146,000 balance that the seller owed to Roberts Properties for the seller’s portion of the total $811,111 amount incurred through the date of closing under the design and development agreement for the property. As part of the transaction, we assumed the seller’s remaining obligations under the design and development agreement with Roberts Properties and the construction contract with Roberts Construction. We financed the purchase with a portion of the proceeds of an $8,175,000 land loan on our Peachtree Parkway land that closed simultaneously with our acquisition of the 18% undivided interest.
          North Springs Land. Mr. Roberts formed Roberts Properties Peachtree Dunwoody, LLC (“Peachtree Dunwoody, LLC”) in August 1999, which bought a 9.84-acre parcel of undeveloped land in Fulton County. Peachtree Dunwoody, LLC spent two years rezoning the property and a year successfully defending a homeowners’ lawsuit against Fulton County that challenged the rezoning. On January 20, 2005, we acquired the undeveloped land from Peachtree Dunwoody, LLC for a cash purchase price of $15,700,000. Mr. Roberts owns all of Peachtree Dunwoody, LLC. The North Springs property is zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. We acquired the property in a Section 1031 tax-deferred exchange funded in part by sales proceeds from the sale of the St. Andrews at the Polo Club community. In acquiring the North Springs property, we assumed and became bound by a restrictive covenant recorded in those records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above, except that the covenant expires on January 3, 2015.
          Development Fees. From time to time, we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. During 2005, we entered into development and design agreements with Roberts Properties on four projects. The projects and associated fees are outlined in the table below.

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	2/29/08	Commitment

North Springs	$1,780,000	$1,780,000	$0
Peachtree Parkway	1,460,000	1,460,000	0
Sawmill Village	770,000	100,000	670,000
Highway 20	1,050,000	100,000	950,000

	$5,060,000	$3,440,000	$1,620,000

          Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. During 2005, we entered into contracts with Roberts Construction on the four projects mentioned above, and we have an existing contract with Roberts Construction we entered into prior to 2005 for the construction of our Northridge project. During 2007, we entered into a contract with Roberts Construction for the construction of Building “D” at our Addison Place Shops. As of March 21, 2008, we have paid $386,340 to Roberts Construction for Building D, with an additional $34,734 currently outstanding. The total costs billed to us by Roberts Construction for Building D are $421,074. Terms of each of the construction contracts are cost plus 10%. As of the date of this report, we have not finalized the costs of the projects.

          Other Fees and Reimbursements. From January 1, 2006 to February 29, 2008, we paid Roberts Properties $135,000 for reimbursement of operating costs and expenses, and we paid Roberts Construction $32,000 for project work done at our communities. We entered into a reimbursement arrangement for the use of an aircraft owned by Roberts Properties, which has provided transportation services to us by flying our employees, including Mr. Roberts, on trips for our business purposes. We pay Roberts Properties for these services in an amount per passenger equal to an available unrestricted coach class fare (or business class fare if no unrestricted coach class is available) for the date and time of travel on a regular air carrier. From January 1, 2006 to February 29, 2008, we paid Roberts Properties $1,000 under this policy.
          We have entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008. Under the terms of the arrangement, we will reimburse Roberts Properties the cost of providing consulting services in an amount equal to an appropriate hourly billing rate for an employee multiplied by the number of hours that the employee provided services to us. We believe that the reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. From January 1, 2006 to February 29, 2008, we incurred $126,000 under this policy, and as of February 29, 2008, we have paid $0 to Roberts Properties under this policy.
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
Determination of Director Independence
          We have established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. Our Audit Committee is composed of Mr. Jones (Chairman), Mr. James and Dr. Goodrich. Our board of directors has determined that each member of the Committee is “independent” under the SEC’s Rule 10A-3 and Section 121A of the American Stock Exchange listing standards. Our Compensation Committee is composed of Mr. James (Chairman), Mr. Jones, and Dr. Goodrich, and our Nominating and Governance Committee is composed of Mr. Jones (Chairman), Mr. James and Mr. Spalding. Our board of directors has determined that each of Dr. Goodrich, Mr. James, Mr. Jones and Mr. Spalding is “independent” within the meaning of Section 121A of the American Stock

Exchange listing standards. There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
          Deloitte & Touche LLP served as our independent auditors during 2004 and a portion of 2005. On June 8, 2005, Deloitte & Touche LLP (“Deloitte”) advised us that they intended to resign as our independent registered public accounting firm, effective upon conclusion of their review of our interim financial information for the quarter ended June 30, 2005. Our audit committee commenced a search for a firm to succeed Deloitte and on August 12, 2005, they selected Reznick Group (“Reznick”) as our independent registered public accounting firm. The resignation of Deloitte was not the result of any disagreement between the company and Deloitte on any matter of accounting principles, practices, auditing scope or procedure or financial statement disclosures.
Audit Fees
     For 2006
          The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2006, were $130,000.
          The aggregate fees billed by Deloitte for professional services rendered for the audit opinion of the financial statements for the fiscal year ended December 31, 2004 included in the 2006 annual report on Form 10-K were $3,000.
     For 2007
          The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2007, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2007, were $143,000.
Audit-Related Fees
          We did not engage either Deloitte or Reznick to provide, and they did not bill us for, professional services that were reasonably related to the performance of the audit of our 2006 or 2007 financial statements, but which are not reported in the previous paragraph.
Tax Fees
     For 2006
          The aggregate fees billed by Deloitte for professional services rendered related to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006, were $75,000.
     For 2007
          The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007, were $12,500.
All Other Fees
          Neither Deloitte nor Reznick billed us for any services for the fiscal years ended December 31, 2006 and December 31, 2007 other than for the services described above.

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
          Tax Services. The audit committee believes that the independent auditor can provide tax services to us, such as tax compliance, tax planning and tax advice, without impairing the auditor’s independence. The audit committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	(1) and (2). Financial Statements and Schedules.

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Roberts Realty Investors, Inc.:
We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc., a Georgia corporation, and its subsidiary (together, the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Reznick Group, P.C.
Atlanta, Georgia
March 28, 2008

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,	December 31,
	2007	2006
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$16,322	$16,322
Buildings and improvements	61,018	60,970
Furniture, fixtures and equipment	4,289	4,098

	81,629	81,390
Less accumulated depreciation	(15,208)	(12,814)

Operating real estate assets	66,421	68,576

Construction in progress and real estate under development	49,488	47,480
Land held for investment	9,009	9,019

Net real estate assets	124,918	125,075

CASH AND CASH EQUIVALENTS	604	4,408

RESTRICTED CASH	498	416

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $565 and $377 at December 31, 2007 and 2006, respectively	501	561

FAIR VALUE OF LEASES — Net of accumulated amortization of $399 and $320 at December 31, 2007 and 2006, respectively	519	806

OTHER ASSETS — Net	411	501

	$127,451	$131,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$43,546	$44,165
Construction loans payable	10,076	10,209
Land notes payable	22,067	22,067
Line of credit payable	400	—
Insurance premium note payable	90	109
Accounts payable and accrued expenses	960	791
Due to affiliates	210	14
Security deposits and prepaid rents	334	251

Total liabilities	77,683	77,606

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	11,716	12,863

SHAREHOLDERS’ EQUITY:

Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,812,463 and 5,777,458 shares issued at December 31, 2007 and 2006, respectively	58	58
Additional paid-in capital	27,713	27,429
Unamortized deferred compensation	(123)	(5)
Retained earnings	10,404	13,816

Total shareholders’ equity	38,052	41,298

	$127,451	$131,767

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2007	2006
OPERATING REVENUES:
Rental operations	$7,216	$7,276
Other operating income	636	781

Total operating revenues	7,852	8,057

OPERATING EXPENSES:
Personnel	598	608
Utilities	505	455
Repairs, maintenance and landscaping	616	571
Real estate taxes	1,316	1,121
Marketing, insurance and other	397	422
General and administrative expenses	1,685	1,730
Bad debt expense	2	188
Write-off of fair value/market value of leases (net)	46	389
Depreciation and amortization expense	2,711	2,962

Total operating expenses	7,876	8,446

LOSS FROM OPERATIONS	(24)	(389)

OTHER INCOME (EXPENSE):
Interest income	137	96
Interest expense	(4,444)	(4,587)
Legal settlement	78	(28)
Loss on disposal of assets	(24)	—
Amortization of deferred financing and leasing costs	(189)	(191)

Total other expense	(4,442)	(4,710)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(4,466)	(5,099)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,054	1,241

LOSS FROM CONTINUING OPERATIONS	(3,412)	(3,858)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	—	—

NET (LOSS) INCOME	$(3,412)	$(3,858)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED (Note 6):

(Loss) from continuing operations-basic	$(0.59)	$(0.67)
(Loss) income from discontinued operations-basic	—	—

Net (loss) income-basic	$(0.59)	$(0.67)

(Loss) from continuing operations-diluted	$(0.59)	$(0.67)
(Loss) income from discontinued operations-diluted	—	—

Net (loss) income-diluted	$(0.59)	$(0.67)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands, Except Share and Per Share Data)

	Common Shares					Other		Total
	Number of		Paid-In	Treasury	Deferred	Comprehensive	Retained	Shareholders’
	Shares Issued	Amount	Capital	Shares	Compensation	Income	Earnings	Equity

BALANCE AS OF DECEMBER 31, 2005	5,727,429	57	27,067	—	(4)	—	17,674	44,794

Comprehensive income
Net income							(3,858)	(3,858)

Total comprehensive income								(3.858)

Conversion of units to shares	49,876	1	357					358
Restricted shares issued to employees, net of forfeitures	153		5		(5)
Amortization of deferred compensation					4			4
Adjustment for minority interest in the operating partnership

BALANCE AS OF DECEMBER 31, 2006	5,777,458	$58	$27,429	$ —	($5)	$ —	$13,816	$41,298

Comprehensive income
Net income							(3,412)	(3,412)

Total comprehensive income								(3.412)

Conversion of units to shares	10,005		92					92
Restricted shares issued to employees, net of forfeitures	25,000		192		(192)
Amortization of deferred compensation					74			74
Adjustment for minority interest in the operating partnership

BALANCE AS OF DECEMBER 31, 2007	5,812,463	$58	$27,713	$ —	($123)	$ —	$10,404	$38,052

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(3,412)	$(3,858)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest of unitholders in the operating partnership	(1,054)	(1,241)
Depreciation and amortization	2,900	3,153
Amortization of above and below market leases	83	63
Amortization of deferred compensation	74	4
Loss on disposal of assets (net)	24	—
Write-off of fair value/market value of leases (net)	46	389
Changes in assets and liabilities:
(Increase) in restricted cash	(81)	(76)
(Increase) decrease in other assets	(16)	438
Increase in due to affiliates	117	9
Increase (decrease) in accounts payable and other liabilities relating to operations	201	(207)

Net cash used in operating activities	(1,118)	(1,326)

INVESTING ACTIVITIES:
Payment of leasing costs	(54)	(58)
Increase in accounts payable and other liabilities relating to investing	50	374
Increase (decrease) in due to affiliates	79	(92)
Acquisition and construction of real estate assets	(2,316)	(5,420)

Net cash used in investing activities	(2,241)	(5,196)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(619)	(581)
Principal repayment on construction notes payable	(133)	(154)
Proceeds from land notes payable	—	12,252
Proceeds from line of credit	400	1,335
Repayment of line of credit	—	(3,335)
Proceeds from insurance premium note payable	199	195
Payment of insurance premium note payable	(218)	(86)
Payment of loan costs	(74)	(118)
Forfeiture of dividends payable on restricted stock	—	3

Net cash (used in) provided by financing activities	(445)	9,511

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,804)	2,989

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,408	1,419

CASH AND CASH EQUIVALENTS, END OF YEAR	$604	$4,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $691 and $0 for 2007 and 2006, respectively	$4,424	$4,595

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its three wholly owned subsidiaries, each of which is a Georgia limited liability company. Roberts Realty is the sole general partner of the operating partnership. Roberts Realty had a 76.46% ownership interest in the operating partnership at December 31, 2007 and a 76.25% ownership interest in the operating partnership at December 31, 2006. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At December 31, 2007, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	one multifamily apartment community, consisting of 285 garden apartments and 118 townhomes;

•	four neighborhood retail centers totaling 151,527 square feet, which includes a 39,205 square foot retail center that is in its lease-up phase;

•	a 5,088 square foot retail center addition that is under construction;

•	a 37,864 square foot commercial office building that is in its lease-up phase, part of which serves as Roberts Realty’s corporate headquarters;

•	five tracts of undeveloped land totaling 104 acres in various phases of development; and

•	a 44-acre tract of land that is held for investment.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the minority interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The minority interest ownership percentage is calculated by dividing the number of units outstanding by the combined total of shares and units outstanding at a specific point in time. The minority interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 23.61%, and 24.34% for the years ended December 31, 2007 and 2006, respectively. The minority interest of the unitholders was $11,716,000 and $12,863,000 at December 31, 2007 and 2006, respectively.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was subsequently revised in December 2003. Roberts Realty adopted FIN 46 in January 2004, at which time it determined that it had no variable interest entities, nor does Roberts Realty have any variable interest entities at December 31, 2007.

Certain reclassifications of prior year’s balances have been made to conform to the current format.

Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. Roberts Realty evaluates the carrying value of its real estate assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” In identifying potential impairment, management considers such factors as declines in a property’s operating performance or market value, a change in use, and adverse changes in general market conditions. In determining whether an asset is impaired, management estimates the future cash flows expected to be generated from both the asset’s use and its eventual disposition. If the sum of these estimated future cash flows on an undiscounted basis is less than the asset’s carrying cost, the asset is written down to its fair value. None of Roberts Realty’s real estate assets required a write-down during the twelve months ended December 31, 2007.

The purchase price of acquired real estate assets is allocated to land, building, and intangible assets, in accordance with SFAS No. 141, “Accounting for Business Combinations.” During September and October 2005, Roberts Realty acquired three retail centers in separate transactions totaling $24,071,000. Roberts Realty allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The combined net value of above and below market leases acquired, net of accumulated amortization, was ($5,000) and $81,000, and the unamortized remaining values are included in other assets on the consolidated balance sheets at December 31, 2007 and 2006, respectively. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable and are tested at least annually. During 2007, Roberts Realty determined that, based on estimated future cash flows, the carrying amount of the fair value of the leases relating to the Retail/Office segment exceeds its fair value by approximately $46,000. Accordingly, an impairment loss of that amount was recognized and is included in write off of fair value / market value of leases (net) in the statement of operations.

Expenditures directly related to the development, acquisition, and improvement of real estate assets are capitalized at cost as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, and insurance are capitalized. Interest expense is capitalized on qualifying assets during construction using a weighted average interest rate for all indebtedness. Interest capitalized for the years ended December 31, 2007 and 2006 was $691,461 and $0, respectively. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the lease. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of the in-place leases, leasing costs, and any tenant improvement allowance is included in the depreciation and amortization expense on the operating statement with the operating real estate depreciable assets.

Roberts Realty recognizes gains on sales of assets in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” If any significant continuing obligation exists at the date of the sale, Roberts Realty defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of Roberts Realty’s assets as of December 31, 2007 and 2006.

Cash and Cash Equivalents. Roberts Realty considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Roberts Realty maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. Roberts Realty has not experienced any losses related to these balances, and management believes its credit risk is minimal.

Restricted Cash. Restricted cash consists of multifamily, retail, and office security deposits, and lender escrows held by third parties.

Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt. Accounting principles generally accepted in the United States of America require that the effective-yield method be used to amortize financing costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Amortization of deferred financing costs was $170,000 and $161,000 for the years ending December 31, 2007 and 2006, respectively.

Revenue Recognition. Roberts Realty leases its multifamily properties under operating leases with terms generally one year or less. Commercial leases for Roberts Realty’s retail and office properties generally have terms of three to five years, with options to renew for an additional three to five years. Roberts Realty recognizes revenue for reimbursements from retail tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses such as electricity, water and sewer, and trash removal. Rental income from multifamily properties is recognized when collected, and rental income from retail and office properties is recognized when earned, which materially approximates revenue recognition on a straight-line basis. At December 31, 2007, future minimum rentals to be received by Roberts Realty under its retail and office leases, excluding reimbursements for operating expenses, are as follows:

Year	Amount

2008	$2,079,000
2009	1,537,000
2010	1,268,000
2011	1,013,000
2012	724,000
Thereafter	669,000

Total	$7,290,000

Income Taxes. Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes each year at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. As long as Roberts Realty continues to maintain its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. A reconciliation of Roberts Realty’s net loss to its taxable loss for the years ending December 31, 2007 and 2006 is shown below, with dollars in thousands.

	2007	2006
Net (loss) income	$(3,412)	$(3,858)
Adjustments to net income:
Political campaign contributions	—	9
Gains from real estate sales	—	—
Gains from sale of fixed assets	—	(15)
Depreciation	292	302
Amortization of intangibles	224	592
Prepaid rents	72	(34)
Unearned compensation	56	(36)
Straight line rent	—	(90)
Section 754 deduction	—	(34)
Disallowed charities	—	1
Capitalized costs	—	—
Dividends paid deduction	—	—
Operating loss	—	(497)
Other	(9)	20

Taxable (loss)	$(2,777)	$(3,640)

Tax Status of Dividends. Roberts Realty did not pay a dividend or special distribution during 2007 or 2006.

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

Recent Accounting Pronouncements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those that are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on de-recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 was effective January 1, 2007. Roberts Realty concluded that adopting the provisions of FIN 48 had no material effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB reached a conclusion to defer the implementation of the SFAS 157 provisions relating to non-financial assets and liabilities until January 1, 2009. The FASB also reached a conclusion to amend SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. SFAS 157 is not expected to materially affect how the Company determines fair value, but it may result in certain additional disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of FASB Statement No. 115” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and to the non-controlling interest. The provisions of SFAS 160 are effective for fiscal years beginning after November 15, 2008.

3.	ACQUISITIONS AND DISPOSITIONS

On January 31, 2006, Roberts Realty purchased a 1.29-acre parcel of land located adjacent to the Highway 20 land. The purchase price, including closing costs, was $378,000.

On October 3, 2006, Roberts Realty purchased a 1.34-acre parcel of land located adjacent to its Grand Pavilion retail center in Alpharetta. The purchase price, including closing costs, was $876,006. Roberts Realty funded this acquisition by drawing on its line of credit, which was subsequently repaid in full prior to December 31, 2006.

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

On February 3, 2006, Roberts Realty entered into a listing agreement for the sale of its 118-unit Addison Place townhome community. On June 5, 2006, Roberts Realty terminated its listing agreement. As a result, the community no longer met the criteria outlined in SFAS 144 to be classified as held for sale, and its net real estate assets and liabilities are classified as operating real estate assets and liabilities at December 31, 2007 and 2006.

On September 29, 2006, Roberts Realty entered into a listing agreement for the sale of its 19,949 square foot Bassett retail center, which Roberts Realty acquired on September 30, 2005. On December 27, 2006, Roberts Realty terminated its listing agreement effective December 31, 2006. At June 30, 2007, Roberts Realty had a signed letter of intent to sell the Bassett retail center and, therefore, its net real estate assets and liabilities were classified as held for sale at June 30, 2007. Although the transaction was not consummated, Roberts Realty intends to market its Bassett retail center for sale at some point in the future, Roberts Realty determined that the property does not meet the criteria outlined in SFAS 144 to be classified as held for sale and, therefore, its net real estate assets and liabilities are classified as operating real estate assets and liabilities at December 31, 2007 and 2006.

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

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at December 31, 2007 and 2006 were as follows (in order of maturity date):

		Fixed Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/07	12/31/07	12/31/06

Addison Place Townhomes	11/15/09	6.95%	$8,639,000	$8,788,000
Grand Pavilion Retail Center	07/11/13	5.43%	6,743,000	6,855,000
Spectrum at the Mall of Georgia	05/01/14	5.68%	5,140,000	5,217,000
Addison Place Apartments	05/01/15	6.35%	20,380,000	20,628,000
Bassett Retail Center	10/01/19	8.47%	2,644,000	2,677,000

Total			$43,546,000	$44,165,000

On October 25, 1999, the operating partnership closed a $9,500,000 loan from Prudential Insurance Company secured by the Addison Place townhome community. This loan is scheduled to mature on November 15, 2009. The interest rate is fixed at 6.95% per year for the full 10-year term and the loan is being amortized over 30 years.

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

On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323 square foot retail center, and assumed the existing mortgage from LaSalle Bank with a balance of $6,995,000, a fixed interest rate of 5.43%, and a maturity date of July 11, 2013. The loan is secured by the property and is being amortized over 30 years.

On September 30, 2005, Roberts Realty purchased Bassett Retail Center, a 19,949 square foot retail center, and assumed the existing mortgage from LaSalle Bank with a balance of $2,715,000, a fixed interest rate of 8.47%, and a maturity date of October 1, 2019. The loan is secured by the property and is being amortized over 30 years.

October 27, 2005, Roberts Realty purchased Spectrum at the Mall of Georgia, a 30,050 square foot retail center, and assumed the existing mortgage from LaSalle Bank with a balance of $5,306,000, a fixed interest rate of 5.68%, and a maturity date of May 1, 2014. The loan is secured by the property and is being amortized over 30 years.

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan from Bank of North Georgia to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan to May 28, 2005 and simultaneously reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date to May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date from May 28, 2006 to September 10, 2007. On September 10, 2007, Roberts Realty extended the maturity date from September 10, 2007 to September 10, 2008. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,605,000 plus interest. At December 31, 2007, the outstanding balance on the loan was $3,712,000 and the interest rate was 6.60%.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan from Compass Bank to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points, and was scheduled to mature on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007. On October 9, 2007, Roberts Realty extended the maturity date from October 30, 2007 to October 31, 2008, with all other terms and conditions of the loan remaining the same. At December 31, 2007, the outstanding balance on the loan was $6,364,000 and the interest rate was 6.45%.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan with Wachovia Bank (as amended on January 19, 2005) to help fund a portion of the land acquisitions described in the following table. See Note 3, Acquisitions and Dispositions, for more information.

1.	An 82% undivided interest in 23.5 acres of undeveloped land located on Peachtree Parkway in Gwinnett County; the land was acquired on December 29, 2004 for $7,786,000, which includes closing costs.

2.	29.5 acres of undeveloped land located on Westside Parkway in Alpharetta; the land was acquired on December 29, 2004 for $5,919,000, which includes closing costs.

3.	9.8 acres of undeveloped land located on Peachtree Dunwoody Road in Sandy Springs; the land was acquired on January 19, 2005 for $15,724,000, which includes closing costs.
Roberts Realty repaid $5,800,000 on January 31, 2005 and $7,769,500 on February 17, 2005, leaving a balance of $6,842,500 on the original $20,412,000 loan, at which time Wachovia Bank released the 23.5-acre Peachtree Parkway land as collateral as provided in the loan documents. The loan was secured by the land, and the interest rate was the 30-day LIBOR rate plus 185 basis points. Although the loan was not scheduled to mature until December 29, 2005, Roberts Realty prepaid the loan on September 27, 2005 without penalty as explained in the following paragraph.

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, next to its Westside land purchased in December 2004. This acquisition increased Roberts Realty’s total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan from Compass Bank secured by its investment in Westside. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 27, 2008. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above. At December 31, 2007, the outstanding balance on the loan was $6,480,000, and the interest rate was 6.35%.

On September 29, 2005, Roberts Realty closed a $3,335,000, interest-only loan from Bank of North Georgia secured by Sawmill Village, a 22.0-acre tract of undeveloped land located in Cumming. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 29, 2008. Roberts Realty used the proceeds from the loan to fund the acquisition of the Spectrum at the Mall of Georgia retail center, as more fully described in Note 3, Acquisitions and Dispositions. At December 31, 2007, the outstanding balance on the loan was $3,335,000, and the interest rate was 6.35%.

On January 31, 2006, Roberts Realty closed a $4,077,000, interest-only loan from Wachovia Bank, secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming. The interest rate on the loan is the 30-day LIBOR rate plus 175 basis points. On January 26, 2007, the maturity date of the loan was extended from January 31, 2007 to January 31, 2008. On December 6, 2007, the maturity date of the loan was extended from January 31, 2008 to April 30, 2008. The interest rate on the loan extension is the 30-day LIBOR rate plus 250 basis points. At December 31, 2007, the outstanding balance on the loan was $4,077,000, and the interest rate was 7.10%.

On December 6, 2006, the operating partnership closed an $8,175,000 land loan with Wachovia Bank, secured by the Peachtree Parkway land, a 23.5-acre tract of undeveloped land located in Gwinnett County. Interest is payable in consecutive monthly payments of accrued interest only, until maturity. On December 6, 2007, the maturity date of the loan was extended from December 6, 2007 to March 31, 2008. The interest rate on the loan extension is the 30-day LIBOR rate plus 250 basis points, and the loan may be prepaid at any time, in whole or in part, without penalty or premium. At December 31, 2007, the outstanding balance on the loan was $8,175,000, and the interest rate was 7.10%. The proceeds of the loan were used as follows:

•	$2,284,043, plus closing costs of $22,108, was used to acquire the remaining 18% undivided interest in Peachtree Parkway (see Note 3, Acquisitions and Dispositions, for more information);

•	$1,350,858 was used to pay off the balance on Roberts Realty’s line of credit; and

•	the remainder will be used for working capital and general corporate purposes, including funding part of Roberts Realty’s development and construction program.
Line of Credit. Roberts Realty has a $2,500,000 unsecured, revolving line of credit from Compass Bank to provide funds for short-term working capital purposes. The line of credit matures on July 31, 2008, and it has an interest rate equal to the 30-day LIBOR plus 175 basis points. At December 31, 2007, the outstanding balance on the line of credit was $400,000, and the interest rate was 6.35%.
Insurance Premium Note Payable. On August 30, 2007, Roberts Realty signed a premium finance agreement with AICCO, Inc. to finance approximately 77% of its property and casualty insurance renewal that took effect for the twelve months beginning August 1, 2007. The amount financed was $167,000 at a fixed interest rate of 6.25% per year and a maturity date of July 1, 2008, payable in equal monthly installments of $15,289. At December 31, 2007, the balance outstanding on the insurance premium note payable was $90,000.
The scheduled principal payments of all debt outstanding at December 31, 2007 are as follows:

2008	$33,286,000
2009	9,013,000
2010	567,000
2011	603,000
2012	637,000
Thereafter	32,073,000

Total	$76,179,000

At December 31, 2007, the weighted average interest rate on Roberts Realty’s short-term debt (scheduled principal payments during 2008 as shown in the above table) was 6.67%. The amount of interest expense that was capitalized was $691,461 and $0 for the years ended December 31, 2007 and 2006, respectively. Fixed rate mortgage debt with an aggregate carrying value of $43,546,000 at December 31, 2007 has an estimated approximate fair value of $44,924,000 based on interest rates available to Roberts Realty for debt with similar terms and maturities. Real estate assets having a combined depreciated cost of $52,352,000 served as collateral for the outstanding mortgage debt at December 31, 2007.
6.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the years ended December 31, 2007 and 2006, a total of 10,005 and 49,876 units, respectively, were exchanged for an equal number of shares. Each redemption was reflected in the accompanying consolidated financial statements at book value.

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
During the third quarter of 2006, Roberts Realty adopted the provisions of FASB Statement of Financial Accounting Standards No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance SFAS 123R. Under the fair value provisions of the statement, stock-based compensation cost will be measured at the date of grant based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. During the fourth quarter of 2006, Roberts Realty issued 636 shares under the Plan. The adoption of SFAS 123R had a minimal effect on the financial statements for the year ended December 31, 2006. In addition, a total of 483 shares of restricted stock, previously granted prior to the adoption of the Plan, were forfeited and cancelled during 2006 when a former employee left Roberts Realty’s employment before the shares had vested. During 2007, Roberts Realty granted 25,000 shares under the Plan to an officer and a non-executive employee. The grants include service-based vesting that ranges from 3 months to 5 years. Compensation expense related to the restricted stock grants was approximately $74,000 and $4,000 for the years ended December 31, 2007 and 2006, respectively.
The following table shows the restricted stock activity for the years ended December 31, 2007 and 2006 (in shares).

Year	Beginning Balance	Grants	Forfeited/Vested	Ending Balance

2007	1,350	25,000	6,964	19,386
2006	3,989	—	2,639	1,350
Dividends and Distributions. Roberts Realty paid no dividends or distributions in 2007 or 2006. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.
Treasury Stock. Roberts Realty repurchased 362,588 shares of its common stock for $2,764,000 prior to 2002, and held those shares in treasury. In June 2005, Roberts Realty sold the treasury shares in a private offering to Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, and Mr. Wm. Jarell Jones, a director, for $2,901,000. Proceeds from the sale of these shares were used to fund Roberts Realty’s development and construction program. Roberts Realty did not repurchase any of its outstanding shares of common stock during 2006 or 2007.
Earnings Per Share. The reconciliations of income available to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	2007	2006
Loss from continuing operations — basic	$(3,412)	$(3,858)

Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(1,054)	(1,241)

Loss from continuing operations — diluted	$(4,466)	$(5,099)

Income from discontinued operations — basic	—	—
Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	—	—

Income from discontinued operations — diluted	$—	$—

Net (loss) income — diluted	$(4,466)	$(5,099)

Weighted average shares — basic	5,804,438	5,732,274
Dilutive securities — weighted average units	1,793,657	1,844,344

Weighted average shares — diluted	7,598,095	7,576,618

7.	SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty’s chief operating decision maker is Mr. Roberts, its chief executive officer.

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities, neighborhood retail centers, and one office building, all of which are currently located in Georgia. As a result, Roberts Realty has four reportable operating segments:
1.	the multifamily segment, which consists of operating apartment communities;

2.	the retail/office segment, which consists of operating retail centers and an office building;

3.	the land segment, which consists of various tracts of land that are either under development and construction or held for investment; and

4.	the corporate segment, which consists primarily of operating cash and cash equivalents plus miscellaneous other assets.

The following table summarizes the operating results of Roberts Realty’s reportable segments for the twelve months ended December 31, 2007. The multifamily segment is composed of the Addison Place apartment community, which consists of 285 apartments and 118 townhomes. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; (b) one acre that is under construction, and (c) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Twelve Months Ended December 31, 2007
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$5,128	$2,075	$13	$—	$7,216

Other operating income	270	342	—	24	636

Total operating revenues from consolidated entities	5,398	2,417	13	24	7,852

Operating expenses — continuing	(2,233)	(1,108)	(261)	(1,563)	(5,165)
Depreciation and amortization expense	(1,368)	(1,323)	—	(20)	(2,711)

Total operating expenses from consolidated entities	(3,601)	(2,431)	(261)	(1,583)	(7,876)

Other (expense) income	(1,989)	(1,615)	(963)	125	(4,442)

Loss from continuing operations before minority interest	(192)	(1,629)	(1,211)	(1,434)	(4,466)

Minority interest of unitholders in the operating partnership	46	384	285	339	1,054

(Loss) from continuing operations	(146)	(1,245)	(926)	(1,095)	(3,412)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(146)	$(1,245)	$(926)	$(1,095)	$(3,412)

Total assets at December 31, 2007	$30,483	$37,636	$58,557	$775	$127,451

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
Twelve Months Ended December 31, 2006
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$4,959	$2,308	$9	$—	$7,276
Other operating income	264	509	—	8	781

Total operating revenues from consolidated entities	5,223	2,817	9	8	8,057

Operating expenses — continuing	(2,011)	(1,495)	(306)	(1,672)	(5,484)
Depreciation and amortization expense	(1,453)	(1,470)	—	(39)	(2,962)

Total operating expenses from consolidated entities	(3,464)	(2,965)	(306)	(1,711)	(8,446)

Other (expense) income	(1,995)	(1,703)	(1,033)	21	(4,710)

Loss from continuing operations before minority interest	(236)	(1,851)	(1,330)	(1,682)	(5,099)

Minority interest of unitholders in the operating partnership	58	451	323	409	1,241

(Loss) from continuing operations	(178)	(1,400)	(1,007)	(1,273)	(3,858)

(Loss) income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	—	—	—	—	—

Net (loss) income	$(178)	$(1,400)	$(1,007)	$(1,273)	$(3,858)

Total assets at December 31, 2006	$31,754	$38,775	$56,583	$4,655	$131,767

8.	RELATED PARTY TRANSACTIONS

Transactions with Mr. Charles S. Roberts and His Affiliates

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. Under the charter for the audit committee of Roberts Realty’s board of directors, related party transactions are also subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with those policies. On July 24, 2007, the board of directors adopted revised charters for the audit committee, the compensation committee, and the nominating and governance committee.

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

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	12/31/07	Commitment

North Springs	$1,780,000	$989,000	$791,000
Peachtree Parkway (note 1)	1,460,000	1,160,000	300,000
Sawmill Village	770,000	100,000	670,000
Highway 20	1,050,000	100,000	950,000

	$5,060,000	$2,349,000	$2,711,000

Note 1:	On December 6, 2006, Roberts Realty acquired the remaining 18% undivided interest in the Peachtree Parkway land from an unaffiliated third party for $2,284,043, plus closing costs of $22,108. In addition, Roberts Realty paid the $146,000 balance owed by the seller to Roberts Properties for the seller’s portion of the total $811,111 amount incurred under the Design and Development Agreement through the date of closing. The Design and Development Agreement was amended December 6, 2006 to reflect this transaction.

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
Roberts Realty has entered into the following cost plus 10% construction contracts with Roberts Construction. See Note 9, Commitments and Contingencies, for more information. These contracts have not been completed as of December 31, 2007:
1.	on March 28, 2003 for the Northridge property;

2.	on April 14, 2005 for the Peachtree Parkway property, as amended December 6, 2006;

3.	on April 14, 2005 for the North Springs property (formerly referred to as the Peachtree Dunwoody property);

4.	on August 4, 2005 for the Sawmill Village property;

5.	on February 21, 2006 for the Highway 20 property; and

6.	on May 11, 2007 for a 5,088 square foot addition to the Addison Place Shops.
Land Acquisitions. Roberts Realty had no land acquisitions from related parties for the years ended December 31, 2007 and 2006.
Other Fees. Roberts Realty paid Roberts Construction for labor and materials to perform capital improvements for the communities in the amounts of $26,000 and $6,000 in 2007 and 2006, respectively. During 2007 and 2006, affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $38,000 and $82,000, respectively. Roberts Realty owes Roberts Properties $116,000 under a reimbursement agreement, and this amount is included in Due to Affiliates at December 31, 2007.
Office Leases. On March 27, 2006, Roberts Realty entered into a lease agreement with each of the Roberts Companies. These leases supersede the month-to-month leases that were previously in effect, and the new terms were retroactively effective as of January 1, 2006.
The terms of the lease with Roberts Properties include a total of 5,336 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Roberts Properties paid Roberts Realty $101,000 and $94,000 in 2007 and 2006, respectively, under this lease and previous lease extensions. On January 18, 2008, Roberts Properties exercised its option to renew through December 31, 2008 at a rate of $20.00 per rentable square foot. Roberts Properties has three one-year options to renew its lease for all or part of the premises upon three months prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term.
The terms of the lease to Roberts Construction include a total of 1,542 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Roberts Construction paid Roberts Realty $35,000 and $25,000 in 2007 and 2006, respectively, under this lease and previous lease extensions. On January 18, 2008, Roberts Construction exercised its option to renew through December 31, 2008 at a rate of $20.00 per rentable square foot. Roberts Construction has three one-year options to renew its lease for all or part of the premises upon three months prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term.

9.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has five projects in various phases of development and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 8 — Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction a general contractor fee equal to cost plus 10% (5% overhead and 5% profit). The cost of these five new projects has not been determined because the architectural design, land planning, floor plans, and other details have not been finalized. In addition to its contracts with Roberts Properties and Roberts Construction, Roberts Realty has entered into other “cost plus” contracts with architectural and engineering firms related to the design and construction of its projects.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the North Springs, Sawmill Village, Peachtree Parkway, and Highway 20 projects. At December 31, 2007, outstanding commitments on these contracts totaled $169,000.

At December 31, 2007, Roberts Realty had one $500,000 letter of credit outstanding. The letter of credit is a requirement of the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2008.

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

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 1,789,605 units outstanding at December 31, 2007 that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2007.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty’s operating properties, development projects, and land held for investment have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any liability of that type.
10.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share data)

	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Year Ended December 31, 2007
Total operating revenues	$1,875	$1,761	$2,028	$2,188
(Loss) income from operations	(2)	(146)	9	115
(Loss) from continuing operations	(959)	(1,064)	(677)	(717)
Income (loss) from discontinued operations	—	5	—	—
Net income (loss)	(959)	(1,059)	(677)	(717)
Per share (diluted):
Loss from continuing operations	$(0.17)	$(0.18)	$(0.12)	$(0.12)
Income from discontinued operations	—	—	—	—
Net (loss)	$(0.17)	$(0.18)	$(0.12)	$(0.12)

Year Ended December 31, 2006
Total operating revenues	$1,586	$2,182	$1,878	$2,411
Income (loss) from operations	30	(66)	(170)	(183)
Loss from continuing operations	(695)	(900)	(994)	(1,325)
Income (loss) from discontinued operations	58	—	(2)	—
Net income (loss)	(637)	(900)	(996)	(1,325)
Per share (diluted):
(Loss) from continuing operations	$(0.12)	$(0.16)	$(0.17)	$(0.23)
Income (loss) from discontinued operations	$0.01	—	—	—
Net income (loss)	$(0.11)	$(0.16)	$(0.17)	$(0.23)
(Amounts have been restated, as appropriate, to give effect to discontinued operations.)
11.	SUBSEQUENT EVENTS

Listing of Addison Place for Sale. On January 2, 2008, Roberts Realty entered into a listing agreement with an independent real estate brokerage firm for the sale of its 403-unit Addison Place apartment community. Because Roberts Realty signed the listing agreement on January 2, 2008, the property does not meet the criteria outlined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be classified as held for sale at December 31, 2007. Therefore, the net real estate assets and liabilities of the Addison Place apartment community are classified as operating real estate assets and liabilities at December 31, 2007.

Term Sheet for Extension of Loans from Wachovia Bank. Roberts Realty has two loans from Wachovia Bank totaling $12,252,000: an $8,175,000 loan that will mature on March 31, 2008;

and a $4,077,000 loan that will mature on April 30, 2008. Although Wachovia has given Roberts Realty a term sheet for the extension of these loans as explained below, the term sheet is non-binding, and Roberts Realty can offer no assurances that Wachovia will extend these loans on the terms described below or otherwise.
On December 6, 2006, Roberts Realty closed an $8,175,000, short-term, interest-only land loan from Wachovia that is secured by Roberts Realty’s 23.5-acre parcel fronting Peachtree Parkway (Highway 141) in Gwinnett County. On January 31, 2006, Roberts Realty closed a $4,077,000 short-term, interest-only land loan with Wachovia Bank that is secured by Roberts Realty’s 38.2-acre Highway 20 land in Cumming. Interest is payable on both loans in consecutive monthly payments of accrued interest only, and both loans currently bear interest at the 30-day LIBOR rate plus 250 basis points.
On March 27, 2008, Roberts Realty received a non-binding term sheet from Wachovia that provides for the extension of the maturity date of each loan by six months on the following terms: To provide additional security for the loans, Roberts Realty would grant Wachovia a security interest in the previously unencumbered 9.84-acre North Springs site on Peachtree Dunwoody Road across from the North Springs MARTA rail station in Sandy Springs. The total loan amount of the Peachtree Parkway and Highway 20 loans must be equal to the lesser of (a) $12,252,000 or (b) a 60% loan to value ratio based on appraised values determined by an appraiser approved by Wachovia. Each loan would bear interest at the 30-day LIBOR rate plus (a) 350 basis points during the first 90-day period of each loan, and (b) 375 basis points during the second 90-day period of each loan. Roberts Realty would agree that for purposes of calculating the interest rate, the 30-day LIBOR rate could decrease by no more than 25 basis points below the 30-day LIBOR rate in effect on the day Roberts Realty closes the loan extensions. Roberts Realty could prepay each loan without penalty. Roberts Realty would pay, at closing, origination fees of $61,620 (0.50% of the combined loan amounts). The Peachtree Parkway loan and the Highway 20 loan would be cross-defaulted and cross-collateralized with one another. All terms in the term sheet are subject to, among other things, Wachovia’s normal due diligence, credit approval process, and standard documentation requirements, including appraisals ordered by and acceptable in all respects to Wachovia.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(Dollars in Thousands)

		Initial Cost to Company			Carried at Close of Period
				Improvements
				Capitalized
				After
			Buildings and	Acquisition/		Buildings and
Description	Encumbrance	Land	Improvements	Construction	Land	Improvements	Total

OPERATING PROPERTIES
Addison Place Apartments	$20,380	$3,152	$25,917	$611	$3,152	$26,528	$29,680
Addison Place Townhomes	8,639	2,053	10,440	402	2,053	10,842	12,895
Grand Pavilion Retail Center (a)	6,743	3,996	7,008	29	3,996	7,037	11,033
Addison Place Shops	6,364	1,848	6,569	189	1,848	6,758	8,606
Spectrum Retail Center (a)	5,140	3,190	4,565	108	3,190	4,673	7,863
Northridge Office Building	3,712	357	6,511	183	357	6,694	7,051
Bassett Retail Center (a)	2,644	1,726	2,763	12	1,726	2,775	4,501

Total Operating Properties	$53,622	$16,322	$63,773	$1,534	$16,322	$65,307	$81,629

CONSTRUCTION IN PROGRESS AND REAL ESTATE UNDER DEVELOPMENT
Addison Place Shops, Building “D”	$—	$259	$—	$434	$259	$434	$693
North Springs	—	15,739	—	3,119	15,739	3,119	18,858
Peachtree Parkway	8,175	10,490	—	1,862	10,490	1,862	12,352
Northridge Community	—	5,300	—	1,709	5,300	1,709	7,009

Highway 20 Cumming	4,077	5,478	—	108	5,478	108	5,586
Sawmill Village	3,335	4,829	—	161	4,829	161	4,990

Total Properties Under Construction	$15,587	$42,095	$—	$7,393	$42,095	$7,393	$49,488

LAND HELD FOR INVESTMENT
Westside Parkway	$6,480	$9,009	$—	$—	$9,009	$—	$9,009

Total	$75,689	$67,426	$63,773	$8,927	$67,426	$72,700	$140,126

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
ROBERTS REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2007
(Dollars in Thousands)

				Life on which
	Accumulated	Date of Original	Date	Depreciation
Description	Depreciation	Construction	Acquired	is Computed

Addison Place Townhomes	$4,074	1999	Sept — 99	3 — 27.5 Years
Addison Place Apartments	8,394	1999	June — 98	3 — 27.5 Years
Addison Place Shops	712	2005	May — 05	3 — 27.5 Years
Northridge Office Building	875	2004	June — 01	3 — 27.5 Years
Grand Pavilion Shopping Center	565	1999	Sept — 05	3 — 27.5 Years
Spectrum Shopping Center	365	2002	Oct — 05	3 — 27.5 Years
Bassett Shopping Center	223	1999	Sept — 05	3 — 27.5 Years

Total	$15,208

The accompanying notes are an integral part of this schedule.

(a)	A portion of Building and Improvements is acquisition cost allocated to the fair value of in-place leases. This cost is being amortized over the life of the respective leases.

(b)	Gross capitalized costs of operating real estate assets are summarized as follows:

(Dollars in thousands)	2007	2006

BALANCE AT BEGINNING OF PERIOD	$81,390	$80,341
Additions during period:
Other additions	269	1,223
Improvements	48	89

Total additions	317	1,312

Deductions during period:
Sales	—	—
Other disposals	(78)	(263)

Total disposals	(78)	(263)

Balance at close of period	$81,629	$81,390

(c)	Accumulated depreciation on operating real estate assets is as follows:

(Dollars in thousands)	2007	2006

BALANCE AT BEGINNING OF PERIOD	$12,814	$10,260
Additions during period:
Depreciation expense	2,447	2,565

Deductions during period:
Sales	—	—
Other disposals	(53)	(11)

Total disposals	(53)	(11)

Balance at close of period	$15,208	$12,814

(a)(3). Exhibits required by Item 601 of Regulation S-K.
          We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference in our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk. The exhibits listed from Exhibit 10.1.1 through Exhibit 10.9.3 are management contracts or compensatory plans or arrangements.
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

3.2	Bylaws of Roberts Realty Investors, Inc. [* 2.2]

3.3	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.]

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of July 22, 1994. [* 3.1]

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 1, 1994, as amended. [* 3.1.1]

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [* 3.1.2]

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

10.1.3
Office Lease between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

10.1.4
Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 21, 2007. [Incorporated by reference to Exhibit 10.1 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.1.5
Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 21, 2007. [Incorporated by reference to Exhibit 10.2 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.1.6	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 18, 2008.

10.1.7	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 18, 2008.

Exhibit No.	Description

Addison Place Shops

10.2.1
Construction Administration Agreement between Roberts Residential, L.P. and Roberts Properties, Inc. (Addison Place Shops). [Incorporated by reference to Exhibit 10.21.3 in our quarterly report on Form 10-Q for the quarter ended September 30, 2001.]

10.2.2
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

10.4.2
Restrictive Covenant by Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 5, 2005.]

10.4.3
Design and Development Agreement among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties, Inc. for the Peachtree Parkway property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 12, 2005.]

10.4.4
Amendment Number 1 to Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 6, 2006.]

10.4.5
Construction Contract among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties Construction, Inc. for the Peachtree Parkway property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 12, 2005.]

10.4.6
Amendment Number 1 to Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 6, 2006.]

Exhibit No.	Description

North Springs (formerly Peachtree Dunwoody)

10.5.1
Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

10.5.2
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.5.3
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) property, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

Sawmill Village

10.6.1
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Sawmill property in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

10.6.2
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

10.8.1
Determination of annual base salary for 2006, effective January 1, 2006, for Charles S. Roberts, the registrant’s President and Chief Executive Officer. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated May 16, 2006.]

10.8.2
Determination of compensation arrangements for the interim Chief Financial Officer of Roberts Realty Investors, Inc. [Incorporated by reference to Item 5.02 in our current report on Form 8-K dated May 31, 2006.]

10.8.3	2006 Roberts Realty Investors, Inc. Restricted Stock Plan. [Incorporated by reference to Annex A to the registrant’s definitive proxy statement filed July 20, 2006.]

Exhibit No.	Description

10.8.4
Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.8.5
Restricted Stock Award Agreement between Roberts Realty Investors, Inc. and Charles R. Elliott dated February 28, 2007. [Incorporated by reference to Exhibit 10.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.8.6	Compensation arrangement for Wm. Jarell Jones effective February 4, 2008. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 4, 2008.]

Other Agreements with Affiliates

10.9.1
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

10.9.2
Agreement between Roberts Realty and Charles R. Elliott for him to assist Roberts Realty in offering its Addison Place townhome community in Alpharetta, Georgia for sale. [Incorporated by reference to our current report on Form 8-K dated November 15, 2005.]

10.9.3
Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc. effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

Addison Place Financing Documents:

10.10.1
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

10.10.3
Guaranty executed by Roberts Realty Investors, Inc. in favor of The Prudential Insurance Company of America, dated October 25, 1999 (Addison Place Townhomes). [Incorporated by reference to Exhibit 10.14.06 in our annual report on Form 10-K for the year ended December 31, 1999.]

10.10.4
Multifamily Note in the principal amount of $21,000,000, dated April 19, 2005, executed by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 19, 2005.]

Exhibit No.	Description

10.10.5
Multifamily Deed to Secure Debt, Assignment of Rents, and Security Agreement dated April 19, 2005 made by Roberts Properties Residential, L.P. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 19, 2005.]

10.10.6
Guaranty dated April 19, 2005 made by Roberts Realty Investors, Inc. in favor of Primary Capital Advisors LC (Addison Place Apartments). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 19, 2005.]

Peachtree Parkway / North Springs (formerly Peachtree Dunwoody) Financing Documents

10.11.1
Promissory Note in the principal amount of $8,175,000, dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated December 6, 2006.]

10.11.2
Deed to Secure Debt and Assignment of Rents dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated December 6, 2006.]

10.11.3
Unconditional Guaranty dated December 6, 2006, executed by Roberts Realty Investors, Inc. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated December 6, 2006.]

Other Exhibits:

21	Subsidiaries of Roberts Realty Investors, Inc.

23	Independent Auditors’ Consent — Reznick Group, P.C.

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: March 31, 2008
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

Signature	Title	Date

/s/ Charles S. Roberts Charles S. Roberts	Chairman of the Board, Chief Executive Officer and President	March 31, 2008

/s/ Charles R. Elliott Charles R. Elliott	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 31, 2008

/s/ Dennis H. James Dennis H. James	Director	March 31, 2008

/s/ Wm. Jarell Jones Wm. Jarell Jones	Director	March 31, 2008

/s/ James M. Goodrich James M. Goodrich	Director	March 31, 2008

/s/ Ben A. Spalding Ben A. Spalding	Director	March 31, 2008