Form 10-Q
period 2008-03-31
ROBERTS REALTY INVESTORS INC
filed 2008-05-15
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-13183
Roberts Realty Investors, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2122873

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

450 Northridge Parkway, Suite 302 Atlanta, Georgia	30326

(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on May 2, 2008 was 5,795,713.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
REAL ESTATE ASSETS — At cost:
Land	$11,376	$11,117
Buildings and improvements	28,076	27,598
Furniture, fixtures and equipment	499	338

	39,951	39,053
Less accumulated depreciation	(3,015)	(2,740)

Operating real estate assets	36,936	36,313
Construction in progress and real estate under development	50,160	49,488
Land held for investment	9,009	9,009
Property held for sale (net)	29,783	30,108

Net real estate assets	125,888	124,918

CASH AND CASH EQUIVALENTS	828	604

RESTRICTED CASH	432	327

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $410 and $373 at March 31, 2008 and December 31, 2007, respectively	280	297

FAIR VALUE OF LEASES — Net of accumulated amortization of $444 and $399 at March 31, 2008 and December 31, 2007, respectively	475	519

OTHER ASSETS — Net	384	411

Restricted cash, deferred financing costs, and other assets relating to property held for sale	361	375

	$128,648	$127,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$14,468	$14,527
Construction notes payable	10,036	10,076
Land notes payable	22,067	22,067
Line of credit payable	1,150	400
Insurance premium note payable	45	90
Accounts payable and accrued expenses	1,058	784
Due to affiliates	1,371	210
Security deposits and prepaid rents	152	172
Mortgage notes payable and other liabilities related to property held for sale	29,483	29,357

Total liabilities	79,830	77,683

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	11,521	11,716

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,793,713 and 5,812,463 shares issued at March 31, 2008 and December 31, 2007, respectively	58	58
Additional paid-in capital	27,547	27,713
Unamortized restricted stock compensation	(3)	(123)
Retained earnings	9,695	10,404

Total shareholders’ equity	37,297	38,052

	$128,648	$127,451

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$543	$495
Other operating income	85	92

Total operating revenues	628	587

OPERATING EXPENSES:
Personnel	12	16
Utilities	54	52
Repairs, maintenance and landscaping	29	46
Real estate taxes	196	196
Marketing, insurance and other	26	21
General and administrative expenses	430	392
Write-off of fair value/market value of leases (net)	—	9
Depreciation of real estate assets	324	340

Total operating expenses	1,071	1,072

LOSS FROM OPERATIONS	(443)	(485)

OTHER INCOME (EXPENSE):
Interest income	8	52
Interest expense	(417)	(796)
Amortization of deferred financing & leasing costs	(36)	(38)

Total other expenses	(445)	(782)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(888)	(1,267)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	209	300

LOSS FROM CONTINUING OPERATIONS	(679)	(967)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of the unitholders in the operating partnership (Note 3)	(30)	8

NET (LOSS)	$(709)	$(959)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic	$(0.12)	$(0.17)
Loss from discontinued operations — basic	(0.01)	—

Net loss — basic	$(0.13)	$(0.17)

Loss from continuing operations — diluted	$(0.12)	$(0.17)
Loss from discontinued operations — diluted	(0.01)	—

Net loss — diluted	$(0.13)	$(0.17)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$(709)	$(959)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of minority interest	30	(8)
Minority interest of unitholders in the operating partnership	(209)	(300)
Depreciation and amortization	362	379
Amortization of above and below market leases	6	26
Write-off of fair value/market value of leases (net)	0	10
Amortization of deferred compensation	5	19
Forfeiture of restricted stock	(29)	—
Change in assets and liabilities:
Decrease in other assets	16	37
Increase in restricted cash	(106)	(99)
Increase (Decrease) in due to affiliates	14	(8)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	255	356

Net cash used in operating activities from continuing operations	(365)	(547)
Net cash provided by operating activities from discontinued operations	539	419

Net cash provided by (used in) operating activities	174	(128)

INVESTING ACTIVITIES:
Payment of leasing costs	(19)	(45)
(Decrease) Increase in accounts payable and other liabilities relating to investing activities	(5)	5
Increase in due to affiliates	56	64
Development and construction of real estate assets	(479)	(267)

Net cash used in investing activities from continuing operations	(447)	(243)
Net cash used in investing activities from discontinued operations	(10)	(19)

Net cash used in investing activities	(457)	(262)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(58)	(58)
Payment of loan costs	—	(17)
Repayment of construction note payable	(40)	(40)
Repayment of insurance premium note payable	(44)	(65)
Increase in line of credit balance outstanding	750	—
Increase in accounts payable and other liabilities relating to financing activities	3	—

Net cash provided by (used in) financing activities from continuing operations	611	(180)
Net cash used in financing activities from discontinued operations	(104)	(112)

Net cash provided by (used in) financing activities	507	(292)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	224	(682)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	604	4,408

CASH AND CASH EQUIVALENTS, END OF PERIOD	$828	$3,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $283 and $0 for the three months ended March 31, 2008 and March 31, 2007, respectively	$1,174	$1,291

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Development and construction of real estate assets due to but not paid to affiliates	$1,091	$—

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its three wholly owned subsidiaries, each of which is a Georgia limited liability company. Roberts Realty is the sole general partner of the operating partnership. Roberts Realty had a 76.40% ownership interest in the operating partnership at March 31, 2008 and a 76.46% ownership interest in the operating partnership at December 31, 2007. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.

At March 31, 2008, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•
one multifamily apartment community, consisting of 285 garden apartments and 118 townhomes (classified as property held for sale, and which is currently under contract to be sold as described in Note 3 — Discontinued Operations and Note 9 - Subsequent Events, below);

•	four neighborhood retail centers totaling 156,615 square feet, which includes a 44,293 square foot retail center that is in its lease-up phase;

•	one commercial office building totaling 37,864 square feet that is in its lease-up phase, part of which serves as Roberts Realty’s corporate headquarters;

•	five tracts of undeveloped land totaling 104 acres in various phases of development; and

•	one tract of undeveloped land totaling 44 acres that is held for investment.

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

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. These contracts relate to the development and construction of real estate assets and, from time to time, the acquisition of real estate. See Note 7 — Related Party Transactions.

2.	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the minority interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The minority interest ownership percentage is calculated by dividing the number of units outstanding by the combined total of shares and units outstanding at a specific point in time. The minority interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 23.55% for the three months ended March 31, 2008 and 23.70% for the three months ended March 31, 2007. The minority interest of the unitholders was $11,521,000 at March 31, 2008 and $11,716,000 at December 31, 2007.

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

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

For the three months ended March 31, 2008 and March 31, 2007, income from discontinued operations consists of the operating activities of the Addison Place apartment community. On April 16, 2008, Roberts Realty signed a contract with an independent third party to sell Addison Place for $60,000,000, subject to customary due diligence and closing conditions. Under the terms of the contract, the closing is expected to occur by June 30, 2008. The following table summarizes the revenue and expenses classified as discontinued operations for the three months ended March 31, 2008 and March 31, 2007 (dollars in thousands, unaudited):

	Three Months
	Ended March 31,
	2008	2007

OPERATING REVENUES:
Rental operations	$1,323	$1,227
Other operating income	70	61

Total operating revenues	1,393	1,288

OPERATING EXPENSES:
Personnel	149	118
Utilities	74	82
Repairs, maintenance and landscaping	132	83
Real estate taxes	149	110
Marketing, insurance and other	63	65
General and administrative expenses	16	2
Depreciation of real estate assets	363	345

Total operating expenses	946	805

INCOME FROM OPERATIONS	447	483

OTHER INCOME (EXPENSE):
Interest income	—	3
Interest expense	(477)	(467)
Amortization of deferred financing & leasing costs	(9)	(9)

Total other expenses	(486)	(473)

(LOSS) INCOME BEFORE MINORITY INTEREST	(39)	10

MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	9	(2)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(30)	$8

4.	NOTES PAYABLE

Roberts Realty has five types of debt:
1.	mortgage notes secured by some of its operating properties;

2.	construction/permanent loans secured by other real estate assets;

3.	land loans secured by some of its tracts of undeveloped land;

4.	an unsecured, revolving line of credit; and

5.	an insurance premium note payable.

The details of each of the five types of debt are summarized below. For each loan other than the insurance premium note payable, the operating partnership or its wholly owned subsidiary is the borrower, and Roberts Realty is the guarantor.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at March 31, 2008 and December 31, 2007 were as follows (in order of maturity date):

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	3/31/08	03/31/08	12/31/07

Addison Place Townhomes	11/15/09	6.95%	$8,601,000	$8,639,000
Grand Pavilion Retail Center	07/11/13	5.43%	6,713,000	6,743,000
Spectrum at the Mall of Georgia	05/01/14	5.68%	5,120,000	5,140,000
Addison Place Apartments	05/01/15	6.35%	20,315,000	20,380,000
Bassett Retail Center	10/01/19	8.47%	2,635,000	2,644,000

Total			$43,384,000	$43,546,000

On October 25, 1999, the operating partnership closed a $9,500,000 loan from the Prudential Insurance Company secured by the Addison Place townhome community. This loan is scheduled to mature on November 15, 2009. The interest rate is fixed at 6.95% per year for the full 10-year term and the loan is being amortized over 30 years. This loan is presented separately on the balance sheet as a mortgage note payable related to property held for sale, because the property is classified as discontinued operations. See Note 9 - Subsequent Events.

On May 1, 2000, the operating partnership closed a $22,500,000 loan from Wachovia Bank secured by the Addison Place apartment community. This loan was scheduled to mature on May 10, 2005. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC and, using proceeds from the new loan along with cash on hand, repaid the balance of the Addison Place apartment loan to Wachovia Bank. Roberts Realty is the guarantor of the operating partnership’s obligations under the loan documents. There were no early termination fees due on the repayment of either the Wachovia Bank loan or the related swap agreement. Primary Capital Advisors LC assigned the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in June 2005. The loan has a 10-year term and matures on May 1, 2015. The interest rate is fixed at 6.35% per year for the full 10-year term, and the loan is amortized over 30 years. In addition, Roberts Realty has the option, at its election, to extend the loan for an additional one-year period at an interest rate that will float at 250 basis points over a Freddie Mac index. The loan is presented separately on the balance sheet as a mortgage note payable related to property held for sale, because the property is classified as discontinued operations. See Note 9 — Subsequent Events.

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

Construction Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan from Bank of North Georgia to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan to May 28, 2005 and simultaneously reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date to May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date from May 28, 2006 to September 10, 2007. On September 10, 2007, Roberts Realty extended the maturity date from September 10, 2007 to September 10, 2008. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,606,000 plus accrued interest. At March 31, 2008, the outstanding balance on the loan was $3,672,000 and the interest rate was 4.70%.

On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan from Compass Bank to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points, and was scheduled to mature on April 30, 2006. On March 9, 2006, Roberts Realty extended the maturity date from April 30, 2006 to October 30, 2007. On October 9, 2007, Roberts Realty extended the maturity date from October 30, 2007 to October 31, 2008, with all other terms and conditions of the loan remaining the same. At March 31, 2008, the outstanding balance on the loan was $6,364,000 and the interest rate was 4.55%.

Land Loans. On December 29, 2004, Roberts Realty closed a $20,412,000 loan with Wachovia Bank (as amended on January 19, 2005) to help fund a portion of the land acquisitions described below.
1.	An 82% undivided interest in 23.5 acres of undeveloped land located on Peachtree Parkway in Gwinnett County; the land was acquired on December 29, 2004 for $7,786,000, which included closing costs.
2.	29.5 acres of undeveloped land located on Westside Parkway in Alpharetta; the land was acquired on December 29, 2004 for $5,919,000, which included closing costs.
3.	9.8 acres of undeveloped land located on Peachtree Dunwoody Road in Sandy Springs; the land was acquired on January 19, 2005 for $15,724,000, which included closing costs.

Roberts Realty repaid $5,800,000 on January 31, 2005 and $7,769,500 on February 17, 2005, leaving a balance of $6,842,500 on the original $20,412,000 loan, at which time Wachovia Bank released the 23.5-acre Peachtree Parkway land as collateral as provided in the loan documents. The loan was secured by the land, and the interest rate was equal to the 30-day LIBOR rate plus 185 basis points. Although the loan was not scheduled to mature until December 29, 2005, Roberts Realty prepaid the loan on September 27, 2005 without penalty as explained in the following paragraph.

On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, located adjacent to the Westside land it acquired in December 2004. This acquisition increased Roberts Realty’s total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan from Compass Bank secured by its investment in the Westside land. The interest rate on the loan is equal to the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 27, 2008. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above. At March 31, 2008, the outstanding balance on the loan was $6,480,000, and the interest rate was 4.45%.

On September 29, 2005, Roberts Realty closed a $3,335,000, interest-only loan from Bank of North Georgia secured by Sawmill Village, a 22.0-acre tract of undeveloped land located in Cumming. The interest rate on the loan is equal to the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 29, 2008. Roberts Realty used the proceeds from the loan to fund the acquisition of the Spectrum at the Mall of Georgia retail center. At March 31, 2008, the outstanding balance on the loan was $3,335,000, and the interest rate was 4.45%.

On January 31, 2006, Roberts Realty closed a $4,077,000, interest-only loan from Wachovia Bank at an interest rate equal to the 30-day LIBOR rate plus 175 basis points. The loan is secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming. On January 26, 2007, the maturity date of the loan was extended from January 31, 2007 to January 31, 2008 with no change in the interest rate. On December 6, 2007, the maturity date of the loan was extended from January 31, 2008 to April 30, 2008 at an interest rate equal to the 30-day LIBOR rate plus 250 basis points. On April 28, 2008, the maturity date of the loan was extended from April 30, 2008 to April 30, 2009. At March 31, 2008, the outstanding balance on the loan was $4,077,000, and the interest rate was 5.20%. See Note 9 — Subsequent Events.

On December 6, 2006, Roberts Realty closed an $8,175,000 interest-only loan from Wachovia Bank at an interest rate equal to the 30-day LIBOR rate plus 175 basis points. The loan is secured by the Peachtree Parkway land, a 23.5-acre tract of undeveloped land located in Gwinnett County. On December 6, 2007, the maturity date of the loan was extended from December 6, 2007 to March 31, 2008 at an interest rate equal to the 30-day LIBOR rate plus 250 basis points. On April 28, 2008, the maturity date of the loan was extended from March 31, 2008 to April 30, 2009. At March 31, 2008, the outstanding balance on the loan was $8,175,000, and the interest rate was 5.20%. See Note 9 — Subsequent Events.

Line of Credit. Roberts Realty has a $2,500,000 unsecured, revolving line of credit from Compass Bank to provide funds for short-term working capital purposes. The line of credit matures on July 31, 2008, and has an interest rate equal to the 30-day LIBOR plus 175 basis points. At March 31, 2008, the outstanding balance on the line of credit was $1,150,000 and the interest rate was 4.45%.

Insurance Premium Note Payable. On August 30, 2007, Roberts Realty signed a premium finance agreement with AICCO, Inc. to finance approximately 77% of its property and casualty insurance renewal that took effect for the twelve months beginning August 1, 2007. The amount financed was $167,000 at a fixed interest rate of 6.25% per year and a maturity date of July 1, 2008, payable in equal monthly installments of $15,289. At March 31, 2008, the balance outstanding on the insurance premium note payable was $45,000.

5.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended March 31, 2008, no operating partnership units were exchanged for shares. During the three months ended March 31, 2007, a total of 4,683 units were exchanged for an equal number of common shares. Each redemption was reflected in the accompanying consolidated financial statements at book value.

Restricted Stock. Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction, which are non-owned affiliates of Roberts Realty. Under the Plan, Roberts Realty may grant up to 400,000 shares of restricted stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.

During the third quarter of 2006, Roberts Realty adopted the provisions of SFAS No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance with SFAS 123R. Under the fair value provisions of SFAS 123R, stock-based compensation cost will be measured at the date of grant based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. During 2007, Roberts Realty granted 25,000 shares under the Plan to an officer and a non-executive employee. The grants include service-based vesting that ranges from 3 months to 5 years. On March 21, 2008, the non-executive employee forfeited 18,750 shares of restricted stock due to the employee’s voluntary termination of employment prior to the vesting date, which resulted in a $29,000 credit to compensation expense to reflect the forfeiture of the restricted stock. Roberts Realty made no grants of restricted stock in the first quarter of 2008. Compensation expense related to the restricted stock grants was approximately $5,000 and $19,000 for the three months ended March 31, 2008 and 2007, respectively.

The following table shows the restricted stock activity for the three months ended March 31, 2008 and 2007 (in shares).

March 31,	Beginning Balance	Grants	Forfeited/Vested	Ending Balance

2008	19,386	0	18,750	636
2007	1,350	25,000	0	26,350

Earnings Per Share. The reconciliations of income available to common shareholders and the weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below (dollars in thousands).

	Three Months Ended March 31,
	2008	2007

Loss from continuing operations — basic	$(888)	$(1,267)

Minority interest of unitholders in the operating partnership in income attributable to continuing operations	$209	$300

Loss from continuing operations — diluted	$(679)	$(967)

(Loss) Income from discontinued operations — basic	(39)	10

Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	$9	$(2)

(Loss) Income from discontinued operations — diluted	$(30)	$8

Net loss — diluted	$(709)	$(959)

Weighted average shares — basic	5,810,403	5,783,531
Dilutive securities — weighted average units	1,789,605	1,796,592

Weighted average shares — diluted	7,600,008	7,580,123

6.	SEGMENT REPORTING

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

Roberts Realty owns and manages one multifamily apartment community, four neighborhood retail centers, one office building, and six tracts of undeveloped land, all of which are located in Georgia. As a result, Roberts Realty has four reportable operating segments:

1.	the multifamily segment, which consists of the Addison Place apartment community, is held for sale and is considered discontinued operations;

2.	the retail/office segment, which consists of four operating retail centers and one office building;

3.	the land segment, which consists of six tracts of undeveloped land totaling 148.4 acres that are either under development and construction or held for investment; and

4.	the corporate segment, which consists primarily of operating cash and cash equivalents plus miscellaneous other assets.

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended March 31, 2008. The multifamily segment is composed of the Addison Place apartment community, which consists of 285 apartments and 118 townhomes, is held for sale and is considered discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended March 31, 2008
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$540	$3	$—	$543
Other operating income	—	85	—	—	85

Total operating revenues from consolidated entities	—	625	3	—	628

Operating expenses — continuing	—	(279)	(88)	(380)	(747)
Depreciation and amortization expense	—	(319)	—	(5)	(324)

Total operating expenses from consolidated entities	—	(598)	(88)	(385)	(1,071)

Other (expense) income	—	(381)	(60)	(4)	(445)

Loss from continuing operations before minority interest	—	(354)	(145)	(389)	(888)

Minority interest of unitholders in the operating partnership	—	83	34	92	209

(Loss) from continuing operations	—	(271)	(111)	(297)	(679)

Loss from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	(30)	—	—	—	(30)

Net loss	$(30)	$(271)	$(111)	$(297)	$(709)

Total assets at March 31, 2008	$30,144	$38,331	$59,200	$973	$128,648

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended March 31, 2007. The multifamily segment is composed of the Addison Place apartment community, which consists of 285 apartments and 118 townhomes, is held for sale and is considered discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended March 31, 2007
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$492	$3	$—	$495
Other operating income	—	92	—	—	92

Total operating revenues from consolidated entities	—	584	3	—	587

Operating expenses — continuing	—	(293)	(91)	(348)	(732)
Depreciation and amortization expense	—	(334)	—	(6)	(340)

Total operating expenses from consolidated entities	—	(627)	(91)	(354)	(1,072)

Other (expense) income	—	(423)	(408)	49	(782)

Loss from continuing operations before minority interest	—	(466)	(496)	(305)	(1,267)

Minority interest of unitholders in the operating partnership	—	111	117	72	300

(Loss) from continuing operations	—	(355)	(379)	(233)	(967)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	8	—	—	—	8

Net income (loss)	$8	$(355)	$(379)	$(233)	$(959)

Total assets at March 31, 2007	$31,439	$38,663	$56,747	$3,898	$130,747

7.	RELATED PARTY TRANSACTIONS

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction. Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets and, from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. Under the charter for the audit committee of Roberts Realty’s board of directors, related party transactions are also subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with those policies.

Design and Development Agreements with Roberts Properties. Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, exterior design, finish selection, interior design, and construction administration. During 2005 and 2006, Roberts Realty entered into the following design and development agreements with Roberts Properties:

1.	April 14, 2005 for the Peachtree Parkway property;

2.	April 14, 2005 for the North Springs property (formerly referred to as the Peachtree Dunwoody property);

3.	August 4, 2005 for the Sawmill Village property; and

4.	February 21, 2006 for the Highway 20 property.

The financial terms of the agreements are generally $5,000 per residential unit payable over the development period. The following table summarizes the four design and development agreements listed above.

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	March 31, 2008	Commitment

North Springs	$1,780,000	$1,780,000	$—
Peachtree Parkway	1,460,000	1,460,000	—
Sawmill Village	770,000	100,000	670,000
Highway 20	1,050,000	100,000	950,000

Totals	$5,060,000	$3,440,000	$1,620,000

Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. Roberts Realty has entered into the following cost plus 10% construction contracts with Roberts Construction, of which only the 5,088 square foot addition to the Addison Place Shops was completed as of March 31, 2008. See Note 8, Commitments and Contingencies, for more information.

1.	March 28, 2003 for the Northridge property;

2.	April 14, 2005 for the Peachtree Parkway property, as amended December 6, 2006;

3.	April 14, 2005 for the North Springs property (formerly referred to as the Peachtree Dunwoody property);

4.	August 4, 2005 for the Sawmill Village property;

5.	February 21, 2006 for the Highway 20 property; and

6.	May 11, 2007 for a 5,088 square foot addition to the Addison Place Shops.
Land Acquisitions. Roberts Realty had no land acquisitions from related parties for the three months ended March 31, 2008 and March 31, 2007.

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

8.	COMMITMENTS AND CONTINGENCIES

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, North Springs, Sawmill Village, Peachtree Parkway, and Highway 20 projects. At March 31, 2008, outstanding commitments on these contracts totaled $197,000.

At March 31, 2008, Roberts Realty had one $500,000 letter of credit outstanding. The letter of credit is a requirement of the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2008.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations. In 2006, a lien for approximately $1,191,000 was filed against the North Springs property concerning a dispute over architectural fees. On April 14, 2008, the lien was settled for $350,000. See Note 9 — Subsequent Events, for additional information.

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all units submitted for redemption. At March 31, 2008, there were 1,789,605 units outstanding that could be exchanged for an equal number of shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2008.

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

9.	SUBSEQUENT EVENTS

Settlement of Dispute over Architectural Fees with Promissory Note. On April 14, 2008, Roberts Realty entered into an agreement for the release of a $1,191,000 lien that was filed against the North Springs property in October 2006 regarding a dispute over architectural fees. In exchange for the release, Roberts Realty delivered a $350,000 promissory note that requires monthly payments of $10,000 from April 15, 2008 through October 15, 2008, with a balloon payment of the remaining balance due on November 27, 2008. Interest accrues on the outstanding balance at the prime rate plus 50 basis points.

Contract to Sell Addison Place. On April 16, 2008, Roberts Realty entered into a sales contract with an independent third party to sell Addison Place for $60,000,000, subject to customary due diligence and closing conditions. Under the terms of the contract, the closing of the transaction is expected to occur by June 30, 2008. Because the sale of Addison Place meets the criteria outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the net real estate assets and liabilities of Addison Place are classified as held for sale on the accompanying balance sheet at March 31, 2008 and March 31, 2007.

Extension of Land Loans from Wachovia Bank. On April 28, 2008, Roberts Realty extended the maturity of the $8,175,000 Peachtree Parkway land loan and the $4,077,000 Highway 20 land loan to April 30, 2009 with Wachovia Bank. To provide additional security for the loans, Roberts Realty granted Wachovia a security interest in the previously unencumbered 9.84-acre North Springs property. Under the terms of the loan extension, the Peachtree Parkway loan, Highway 20 loan, and the additional security interest in North Springs are cross-defaulted and cross-collateralized with one another. Both loans are due and payable in consecutive monthly payments of accrued interest only, with all principal and accrued interest due and payable on April 30, 2009. The interest rate to be charged on the outstanding principal balance of both loans is as follows:

•	until July 31, 2008 at the one-month LIBOR rate plus 3.50%;
•	from August 1, 2008 to October 31, 2008 at the one-month LIBOR rate plus 3.75%;
•	from November 1, 2008 to January 31, 2009 at the one-month LIBOR rate plus 4.00%; and
•	from February 1, 2009 to April 30, 2009 at the one-month LIBOR rate plus 4.25%.

For purposes of calculating the interest rate, Roberts Realty agreed that the one-month LIBOR rate will not be deemed to decrease below 2.75% per annum. Under the terms of the loan extension, the interest rate will be reduced by 50 basis points if the aggregate principal balance of both loans is paid down to $9,252,000 or less. In addition, Roberts Realty has the option of releasing the North Springs property as additional collateral upon the payment of $3,300,000, of which 67% of the payment will be deemed to prepay the outstanding principal balance of the Peachtree Parkway loan and 33% of the payment will be deemed to prepay the outstanding principal balance of the Highway 20 loan. Roberts Realty paid Wachovia a commitment fee of $61,260, or 0.50% of the combined loan amounts, at closing. An additional commitment fee will be due and payable to Wachovia on October 31, 2008 equal to 0.50% of the aggregate principal balance outstanding at October 31, 2008. Both loans may be prepaid at any time, in whole or in part, without penalty or premium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of March 31, 2008, we owned a 76.4% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure. All of our properties are located in north metropolitan Atlanta, Georgia.
We own the following properties. As of May 2, 2008, our properties were occupied in the percentages shown.
Multifamily
Addison Place, which is currently held for sale and is under contact to be sold as described below, includes 403 residential units consisting of 118 townhomes and 285 garden apartments located in the city of Johns Creek, a newly created municipality in North Fulton County. Addison Place has an aggregate physical occupancy rate of 93%.
Retail/Office
1.	Grand Pavilion, a 62,323-square-foot retail center located in Johns Creek, that is 61% occupied.
2.	Bassett Shopping Center, a 19,949-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County, that is 83% occupied.
3.	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County, that is 57% occupied.
4.	Addison Place Shops, a 44,293-square-foot retail center in lease-up located at the entrance to our Addison Place apartment community, that is 37% occupied.
5.
Northridge Office Building, a 37,864-square-foot building in lease-up located in the city of Sandy Springs. We occupy a portion of the third floor of the building as our corporate headquarters. We have entered into leases for the remaining space on the third floor with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), each of which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of Directors. We have also entered into two leases with unrelated third parties for a portion of the first floor and a portion of the second floor. The building is 59% occupied.

Land
Properties Held for Development
1.	Northridge, a 10.9-acre tract of undeveloped land zoned for 220 multifamily units and located adjacent to our Northridge office building.
2.	Peachtree Parkway, a 23.5-acre tract of undeveloped land zoned for 292 multifamily units and located along Peachtree Parkway (Highway 141) in Gwinnett County.
3.
North Springs, a 9.8-acre tract of undeveloped land zoned for 356 residential units, 210,000 square feet of office space, and 56,000 square feet of retail space and located directly across from the North Springs rail station on Peachtree Dunwoody Road in Sandy Springs.

4.	Sawmill Village, a 22.0-acre tract of undeveloped land zoned for 154 residential units and located in Cumming.
5.	Highway 20, a 38.2-acre tract of undeveloped land zoned for 210 residential units and located in Cumming.
Land Held for Investment
Westside, a 44.0-acre tract of undeveloped land zoned for 326 residential units and a density of 500,000 square feet for a university education center and located on Westside Parkway in Alpharetta. In addition, we own a right of first refusal to acquire an adjacent 7-acre parcel zoned for 105 residential units.
Recent Development — Contract to Sell Addison Place
On April 16, 2008, the operating partnership entered into a sales contract to sell our 403-unit Addison Place apartment community, which consists of 118 townhomes and 285 garden apartments. The buyer is The Connor Group, A Real Estate Investment Firm, LLC, and the aggregate purchase price is $60 million. On April 21, 2008, the buyer paid a $1 million earnest money deposit into escrow to be held in an interest-bearing account and to be applied towards the purchase price due at closing.
Under the sales contract, the buyer will pay an approximately $20.3 million portion of the purchase price by assuming the outstanding principal balance of the mortgage loan secured by the Addison Place apartments. The closing is scheduled to occur no earlier than June 19, 2008 and no later than June 26, 2008. Except for certain limited representations and warranties, Addison Place will be sold “as is.” We made no representation or warranty with respect to the physical nature or construction of Addison Place.
The buyer can terminate the sales contract and receive the deposit if:
•
the buyer, in its sole but commercially reasonable discretion, determines that Addison Place’s title, survey, environmental or termite non-infestation is not satisfactory (the buyer will have a 30-day due diligence period, or until May 16, 2008, to investigate the title, survey, environmental condition and the condition of any termite infestation with respect to the community); or

•	upon good faith commercially reasonable efforts, the buyer has been unable to obtain, by no later than June 9, 2008, approval from the holder of the mortgage loan described above to assume that loan.

If the buyer fails to close the purchase as provided in the contract when it has no right to terminate the contract as described in this paragraph, our sole remedy will be to receive the deposit as liquidated damages from the escrow agent.
We expect to close the sale of Addison Place by June 30, 2008 and estimate that the operating partnership will receive net cash proceeds of approximately $29 million from the sale. After closing the sale and prior to December 31, 2008, we intend to make a distribution of $2.50 per share/unit to our shareholders and unitholders in the operating partnership.
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
We currently own six tracts of undeveloped land totaling 148 acres. Five of these tracts - Peachtree Parkway, Westside, Highway 20, Sawmill, and North Springs, which we carry on our balance sheet at a combined value of $51,864,000 — are currently encumbered with land loans totaling $22,067,000. All of these loans mature within the next twelve months. Our Northridge land is the only one of our six tracts of undeveloped land that is not encumbered with a land loan. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continue to be challenged by the current weakness in the national and local economy. Therefore, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. We expect, however, our cash position and liquidity to improve significantly if the sale of our Addison Place apartment community closes as expected by June 30, 2008.
The current economy is forcing the owners of real estate to go through a painful de-leveraging process. We have excellent, well-located assets, but a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs as noted above. Our goal in 2008 is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. In addition to completing the sale of Addison Place, we may sell one or more assets to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or substantial portions of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.

Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we pursue our development/construction activities on our Peachtree Parkway, Northridge, Sawmill Village, and Highway 20 properties. Despite the tough economy, we believe this is a good time to create multifamily assets, and our banks have told us that they will consider making construction loans for that purpose. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
In this weak and uncertain economy, we believe it is necessary to explore multiple scenarios. In the event that the sale of Addison Place does not close as expected in June 2008, we have the option of refinancing our Addison Place community. Based on our underwriting, we expect that a refinancing of Addison Place would generate net cash proceeds of approximately $5.5 million. We would expect to use the proceeds from the refinancing to pay off our line of credit and use the remaining cash proceeds to cover our negative cash flow for the next twelve months if we do not sell any assets, form a joint venture, or raise equity privately. If the sale of Addison Place does close as expected, we intend to make a distribution of $2.50 per share to our shareholders, pay off the balance on our line of credit, and have sufficient cash remaining to cover our negative cash flow for the next twelve months and possibly start construction of a new apartment community.
As of May 2, 2008, we have $1 million available on our $2.5 million line of credit, which comes up for renewal at July 31, 2008. In addition, we could use our Northridge site as collateral for a land loan.
We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. While at this time we intend to pay a $2.50 per share/unit distribution from the Addison Place sales proceeds (assuming the sale of Addison Place closes as expected), we will make distributions in the future only to the extent required to maintain our status as a REIT for federal income tax purposes.
Results of Operations
Comparison of the Three Months March 31, 2008 to the Three Months Ended March 31, 2007
Loss from continuing operations (net of the minority interest of the unitholders in the operating partnership) decreased $288,000, or 29.8%, from $967,000 for the three months ended March 31, 2007 to $679,000 for the three months ended March 31, 2008. We explain the major variances between the three months ended March 31, 2007 and the three months ended March 31, 2008 below.
Total operating revenues increased $41,000, or 7.0%, from $587,000 for the three months ended March 31, 2007 to $628,000 for the three months ended March 31, 2008. This increase in operating revenues is due primarily to an increase in the average occupancy at the Addison Place Shops offset by a decrease in the average occupancy at the Bassett retail center during the first quarter of 2008 compared to the first quarter of 2007.

Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, decreased $14,000, or 4.2%, from $331,000 for the three months ended March 31, 2007 to $317,000 for the three months ended March 31, 2008. This decrease in operating expenses is due primarily to the following:
•	a $12,000 reduction in common area maintenance fees due on the Westside land;
•	a $5,000 reduction in repairs, maintenance, and landscaping expenses at the Northridge office building;
•	a $3,000 reduction in personnel costs at the four neighborhood retail centers;
•	a $5,000 increase in utilities expense at the Northridge office building, offset by a $3,000 reduction in utilities expense at the four neighborhood retail centers ; and
•	a $5,000 increase in marketing, insurance, and other expenses due primarily to an increase in miscellaneous marketing expenses.
General and administrative expenses increased $38,000, or 9.7%, from $392,000 for the three months ended March 31, 2007 to $430,000 for the three months ended March 31, 2008. This increase was due primarily to a $32,000 increase in corporate overhead expenses, $17,000 in appraisal fees for our Peachtree Parkway and Westside land tracts; offset by a $10,000 reduction in collection fees and bad debt expense at our four neighborhood retail centers.
The write-off of fair value/market value of leases (net) decreased $9,000 from $9,000 for the three months ended March 31, 2007 to $0 for the three months ended March 31, 2008. This decrease was due primarily to one early lease termination at the Grand Pavilion retail center during the first quarter of 2007 compared to no early lease terminations during the first quarter of 2008.
Depreciation expense decreased $16,000, or 4.7%, from $340,000 for the three months ended March 31, 2007 to $324,000 for the three months ended March 31, 2008. This decrease was due primarily to a reduction in the amortization of the fair values of leases (seven leases that had matured and one lease that was terminated) at the Spectrum, Bassett, and Grand Pavilion retail centers; offset by an increase in depreciation expense at the Addison Place Shops due to Building “D” becoming an operating real estate asset in March 2008.
Interest income decreased $44,000, or 84.6%, from $52,000 for the three months ended March 31, 2007 to $8,000 for the three months ended March 31, 2008. This decrease was due primarily to a significant decrease in cash available for investment from approximately $4,000,000 during the first quarter of 2007 to less than $1,000,000 during the first quarter of 2008.
Interest expense decreased $379,000, or 47.6%, from $796,000 for the three months ended March 31, 2007 to $417,000 for the three months ended March 31, 2008. This decrease was due primarily to (a) a reduction of $110,000 in interest paid on six floating rate loans (Addison Place Shops, Northridge Office Building, Peachtree Parkway, Highway 20, Sawmill Village, and Westside) due to a decrease in the 30-day LIBOR rate, and (b) $283,000 of interest expense that was capitalized on our Northridge and Peachtree Parkway land in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” These amounts were offset by a $9,000 increase in interest paid on the line of credit due to the line of credit balance outstanding increasing from $0 at March 31, 2007 to $1,150,000 at March 31, 2008.
Amortization of deferred financing and leasing costs was essentially unchanged from the three months ended March 31, 2007 to the three months ended March 31, 2008, with a decrease in expense of $2,000.

Liquidity and Capital Resources
Historically, a primary source of our liquidity has been cash flow from our operating apartment communities. The number of apartment homes, rental rates, and operating expenses, as well as the strength or weakness of the overall apartment market, determined our operating cash flows. In mid-2004, we sold five apartment communities to a large publicly traded REIT for approximately $109 million, which resulted in net cash proceeds of approximately $47 million. From these net cash proceeds, we distributed $32.5 million, or $4.50 per share/unit, to our shareholders and unitholders. Later in 2004, we sold our St. Andrews apartment community located in Palm Beach County, Florida for $36 million, which resulted in net cash proceeds of approximately $15 million. We reinvested the proceeds from this sale in three tracts of undeveloped land (North Springs, an 82% undivided interest in Peachtree Parkway, and 29.5 acres in Westside) using a Section 1031 tax-deferred exchange. In mid-2005, we sold our Ballantyne Place apartment community located in Charlotte, North Carolina for $37.25 million, which resulted in net cash proceeds of approximately $14 million. We reinvested the proceeds from this sale in three retail centers (Grand Pavilion, Bassett, and Spectrum), undeveloped land (Sawmill Village and Highway 20), and an additional 14.5 acres in Westside using a Section 1031 tax-deferred exchange. The real estate assets we acquired using the Section 1031 tax-deferred exchanges described above included three neighborhood retail centers totaling 112,322 square feet and five tracts of undeveloped land totaling 132 acres. As a result, our only operating apartment community is Addison Place, which is currently under contract to be sold by June 30, 2008. Because the financial performance of our four neighborhood retail centers and office building continue to be challenged by the current weakness in the national and local economy, we expect to continue to operate at a loss and to generate negative operating cash flow for the foreseeable future.
While we have excellent, well-located assets, a high percentage of our assets is invested in undeveloped land that is not generating revenue. In addition, five of our six tracts of undeveloped land are encumbered by land loans totaling $22,067,000 and are generating negative cash flow. Our goal in 2008 is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. One way to accomplish this goal would be to sell one or more of our assets and pay down debt with all or a substantial portion of the proceeds. In addition to completing the sale of Addison Place, we may sell one or more assets to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or a substantial portion of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.
Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we pursue our development/construction activities on our Peachtree Parkway, Northridge, Sawmill Village, and Highway 20 properties. Despite the tough economy, we believe this is a good time to create multifamily assets, and our banks have told us that they will consider making construction loans for that purpose. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.

Given the weak U.S. economy, the sub-prime crisis, and the liquidity crunch, we believe it is prudent to explore multiple scenarios. If we do not sell Addison Place as we expect, we have the option of refinancing the debt secured by Addison Place. Based on our underwriting, we expect that a refinancing of Addison Place would generate net cash proceeds of approximately $5.5 million. We would expect to use the proceeds from the refinancing to pay off our line of credit and use the remaining cash proceeds to cover our negative cash flow for the next twelve months if we do not sell any assets, form a joint venture, or raise equity privately. If we do sell Addison Place as we expect, we intend to make a distribution of $2.50 per share to our shareholders, pay off the balance on our line of credit, and have sufficient cash remaining to cover our negative cash flow for the next twelve months and possibly start construction of one new apartment community.
As of May 2, 2008, we have $1 million available on our $2.5 million line of credit, which comes up for renewal at July 31, 2008. In addition, we could use our Northridge site as collateral for a land loan.
Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007
Cash and cash equivalents increased $224,000 during the three months ended March 31, 2008 compared to a decrease of $682,000 during the three months ended March 31, 2007. The change is due to an increase in cash provided by operating activities of $302,000 and an increase in cash provided by financing activities of $799,000, offset by an increase in cash used in investing activities of $195,000, as described in more detail below.
Net cash provided by operating activities increased $302,000 from using $128,000 of cash during the three months ended March 31, 2007 to $174,000 of cash provided by operating activities during the three months ended March 31, 2008. The increase is due primarily to (a) an increase of $120,000 in cash provided by Addison Place (held for sale and shown as discontinued operations) due to higher occupancy, (b) $283,000 of interest expense that was capitalized on the Northridge and Peachtree Parkway land during the three months ended March 31, 2008, offset by (c) a reduction of $101,000 in the increase in accounts payable and accrued expenses relating to operations during the three months ended March 31, 2008.
Net cash used in investing activities increased $195,000 from using $262,000 of cash during the three months ended March 31, 2007 to using $457,000 of cash during the three months ended March 31, 2008. The increase is due primarily to a $212,000 increase in the development and construction of real estate assets, offset by a $26,000 reduction for the payment of leasing costs.
Net cash provided by financing activities increased $799,000, from using $292,000 of cash during the three months ended March 31, 2007 to $507,000 of cash provided by financing activities during the three months ended March 31, 2008. The increase is due primarily to $750,000 of draws from the line of credit ($250,000 per month for January, February, and March) during the first quarter of 2008. In addition, $17,000 of loan costs were paid during the three months ended March 31, 2007 compared to no payment of loan costs during the three months ended March 31, 2008. The amount of repayment on the insurance premium note payable decreased $21,000 during the same period.
We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. While at this time we intend to pay a $2.50 per share/unit distribution from the Addison Place sales proceeds (assuming the sale of Addison Places closes as expected) we will make distributions in the future only to the extent required to maintain our status as a REIT for federal income tax purposes.

Debt Summary
The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at March 31, 2008 and its scheduled balance at maturity, interest rate, maturity date, and monthly payment of principal and interest. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the following table other than the insurance premium loan, on which we are the borrower.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of March 31, 2008
(except for the extensions of the Peachtree Parkway and Highway 20 Land Loans as noted in the accompanying footnote #5)

			Interest	Maturity	Balance at	Monthly		March 31, 2008
	Lender	Interest Terms	Rate(1)	Date	Maturity	Payment		Balance

Insurance Premium Loan	AICCO, Inc.	Fixed-rate permanent	6.25%	06/01/08	$—	$15,289		$45,000

Revolving $2,500,000 Line of Credit (2)	Compass Bank	LIBOR plus 175 basis points (b.p.)	4.45%	07/31/08	2,500,000	Interest only		1,150,000

Westside Land Loan (2)	Compass Bank	LIBOR plus 175 b.p.	4.45%	08/27/08	6,480,000	Interest only		6,480,000

Sawmill Village Land Loan (2)	Bank of North Georgia	LIBOR plus 175 b.p.	4.45%	08/29/08	3,335,000	Interest only		3,335,000

Northridge Office Building (2) (3)	Bank of North Georgia	LIBOR plus 200 b.p.	4.70%	09/10/08	3,606,000	$13,333	(4)	3,672,000

Addison Place Shops (4)	Compass Bank	LIBOR plus 185 b.p.	4.55%	10/30/08	6,500,000	Interest only		6,364,000

Peachtree Parkway Land Loan (5)	Wachovia Bank	LIBOR plus 250 b.p.	5.20%	04/30/09	8,175,000	Interest only		8,175,000

Highway 20 Land Loan (5)	Wachovia Bank	LIBOR plus 250 b.p.	5.20%	04/30/09	4,077,000	Interest only		4,077,000

Addison Place Townhomes (6)	Prudential Life	Fixed-rate permanent	6.95%	11/15/09	8,339,000	$62,885		8,601,000

Grand Pavilion Retail Center (7)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,000	$40,565		6,713,000

Spectrum Retail Center (7) (8)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,546,000	$31,273		5,120,000

Addison Place Apartments (9)	Freddie Mac	Fixed-rate permanent	6.35%	05/01/15	18,027,000	$130,669		20,315,000

Bassett Retail Center (7)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,000	$21,853		2,635,000

Totals					$73,544,000			$76,682,000

(Footnotes are on following page.)

(1)	The interest rate shown for variable-rate debt is as of March 31, 2008.

(2)	Each of these loans has an interest rate floor of 3.75%.

(3)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(4)	This loan has an interest rate floor of 3.50%.

(5)
On April 28, 2008, we extended the maturity of the $8,175,000 Peachtree Parkway land loan and the $4,077,000 Highway 20 land loan to April 30, 2009 with Wachovia Bank. For a description of the material terms of these loan extensions, see Note 9 — Subsequent Events, to the consolidated financial statements included in this report.

(6)
We may prepay the loan secured by the Addison Place townhomes upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid multiplied by a fraction having as its numerator the number of months to maturity and its denominator the number of months in the full term of the loan or (b) the present value of the loan less the amount of principal and accrued interest being repaid. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium. If we sell Addison Place as expected in June 2008, we will prepay the loan and pay a premium based on the calculation described above.

(7)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves. Prepayment of the loan is not an option.

(8)
At March 31, 2008, we had one $500,000 letter of credit outstanding. The letter of credit is a requirement of the lender for our Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. We assumed this obligation under the loan documents when we acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2008.

(9)
We may prepay the loan secured by the Addison Place apartments upon payment of a premium equal to the greater of (a) 1% of the principal amount being prepaid or (b) the product obtained by multiplying: (1) the amount of principal being prepaid or accelerated, by (2) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by (3) the Present Value Factor. We may prepay the loan in full during the last 30 days before its maturity date without any prepayment premium. If we sell Addison Place as expected in June 2008, the purchaser will assume this loan based on the terms of the sales contract dated April 16, 2008 and, therefore, we will not be required to pay a premium to the lender.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of March 31, 2008

	Principal
Year	Payments	Properties with Balloon Payments

2008	$21,498,000	Northridge Office, Addison Place Shops, Westside land, Sawmill land, and Line of Credit
2009	21,262,000	Highway 20 land, Peachtree Parkway land, Addison Place townhomes
2010	564,000
2011	600,000
2012	633,000
Thereafter	32,125,000	Addison Place apartments; Grand Pavilion, Spectrum, and Bassett retail

Total	$76,682,000

Short-Term Debt
We have a total of $33,298,000 in debt that matures on or before April 30, 2009. The following describes this short-term debt, listed in order of maturity.
Insurance Premium Loan. On August 30, 2007, we entered into a premium financing agreement with AICCO, Inc. to finance approximately 77% of our property and casualty insurance renewal that took effect for the twelve months beginning August 1, 2007. The amount financed was $167,000 at a fixed interest rate of 6.25% per year and a maturity date of July 1, 2008, payable in equal monthly installments of $15,289. At March 31, 2008, the balance outstanding on the insurance premium note payable was $45,000.
Unsecured Line of Credit. We have a $2,500,000 unsecured line of credit, which matures on July 31, 2008, to provide funds for short-term working capital purposes. As of May 2, 2008, we had an outstanding balance of $1,500,000 on our line of credit. We intend to renew the line of credit, although there is no assurance that the bank will offer a renewal or, if the renewal is offered, that it will be on favorable terms.
Westside Land Loan. On June 30, 2005, we acquired 14.5 acres of undeveloped land on Westside Parkway, located adjacent to the Westside land we acquired in December 2004. This acquisition increased our total investment in Westside to 44.0 acres. On September 27, 2005, we closed a $6,480,000, interest-only loan from Compass Bank secured by our investment in the Westside land. The interest rate on the loan is equal to the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 27, 2008. At March 31, 2008, the outstanding balance on the loan was $6,480,000, and the interest rate was 4.45%. We are currently holding this land for investment. While we expect to extend or refinance this debt at or before its August 27, 2008 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
Sawmill Village Land Loan. On September 29, 2005, we closed a $3,335,000, interest-only loan from Bank of North Georgia secured by Sawmill Village, a 22.0-acre tract of undeveloped land located in Cumming. The interest rate on the loan is equal to the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 29, 2008. At March 31, 2008, the outstanding balance on the loan was $3,335,000, and the interest rate was 4.45%. While we expect to extend or refinance this debt at or before its August 29, 2008 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.

Northridge Office Building. On June 28, 2001, we closed a $5,280,000 loan from Bank of North Georgia to fund the construction of our Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, we extended the maturity date of the loan to May 28, 2005 and simultaneously reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, we reduced the principal amount of the loan to $4,000,000 and extended the maturity date to May 28, 2006. On March 10, 2006, we extended the maturity date from May 28, 2006 to September 10, 2007. On September 10, 2007, we extended the maturity date from September 10, 2007 to September 10, 2008. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $3,606,000 plus accrued interest. At March 31, 2008, the outstanding balance on the loan was $3,672,000, and the interest rate was 4.70%. Although we expect to extend or refinance this debt at or before its September 10, 2008 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
Addison Place Shops. On May 30, 2003, we closed a $6,500,000 construction loan from Compass Bank to fund the construction of our Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points, and was scheduled to mature on April 30, 2006. On March 9, 2006, we extended the maturity date from April 30, 2006 to October 30, 2007. On October 9, 2007, we extended the maturity date from October 30, 2007 to October 31, 2008, with all other terms and conditions of the loan remaining the same. At March 31, 2008, the outstanding balance on the loan was $6,364,000, and the interest rate was 4.55%. Although we expect to extend or refinance this debt at or before its October 31, 2008 maturity, we do not have the funds available to repay all or any substantial portion of it at maturity, nor have we begun to seek any commitments to renew or refinance it.
Promissory Note to Settle Dispute Regarding Architectural Fees. On April 14, 2008, we entered into an agreement for the release of a $1,191,000 lien that was filed against the North Springs property in October 2006 regarding a dispute over architectural fees. In exchange for the release, we delivered a $350,000 promissory note that requires monthly payments of $10,000 from April 15, 2008 through October 15, 2008, with a balloon payment of the remaining balance due on November 27, 2008. Interest accrues on the outstanding balance at the prime rate plus 50 basis points.
Peachtree Parkway Land Loan. On December 6, 2006, we obtained an $8,175,000 interest-only loan from Wachovia Bank at an interest rate equal to the 30-day LIBOR rate plus 175 basis points. The loan is secured by the Peachtree Parkway land, a 23.5-acre tract of undeveloped land located in Gwinnett County. The loan proceeds were used for the following purposes:
1.	we used $2,284,043, plus closing costs of $22,108, to acquire the remaining 18% undivided interest in the Peachtree Parkway land from an unrelated seller;

2.	we used $1,350,858 to pay off the balance on our unsecured line of credit; and

3.	we used the remainder for working capital and general corporate purposes, including funding part of our development and construction program.
On December 6, 2007, we extended the maturity date of the loan from December 6, 2007 to March 31, 2008 at an interest rate equal to the 30-day LIBOR rate plus 250 basis points. At March 31, 2008, the outstanding balance on the loan was $8,175,000, and the interest rate was 5.20%. On April 28, 2008, we entered into an agreement with Wachovia Bank to extend the maturity date of the loan to April 30, 2009. For a description of the material terms of this loan extension, see Note 9 to the consolidated financial statements included in this report.

Highway 20 Land Loan. On January 31, 2006, we closed a $4,077,000, interest-only loan from Wachovia Bank at an interest rate equal to the 30-day LIBOR rate plus 175 basis points. The loan is secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming. On January 26, 2007, we extended the maturity date of the loan from January 31, 2007 to January 31, 2008 with no change in the interest rate. On December 6, 2007, we extended the maturity date of the loan from January 31, 2008 to April 30, 2008 at an interest rate equal to the 30-day LIBOR rate plus 250 basis points. At March 31, 2008, the outstanding balance on the loan was $4,077,000, and the interest rate was 5.20%. On April 28, 2008, we entered into an agreement with Wachovia Bank to extend the maturity date of the loan to April 30, 2009. For a description of the material terms of this loan extension, see Note 9 to the consolidated financial statements included in this report.
Long-Term Debt
With respect to the debt that matures after April 30, 2009, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay it at maturity. Our goal in 2008 is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. We may sell one or more assets to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or substantial portions of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.
Floating Rate Debt
We have six land loans and one line of credit that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $33,253,000 at March 31, 2008, bear interest at rates ranging from 175 to 250 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans, as have occurred recently, have increased our interest expense and will do so in the future if rates continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $333,000 per year and adversely affect our liquidity and capital resources to that degree. Under the terms of the loan extensions for our Peachtree Parkway and Highway 20 loans, our interest rate will increase by 100 basis points to 350 basis points over the 30-day LIBOR rate for the first 90 days through July 31, 2008 and an additional 25 basis points for each 90 days thereafter. Assuming the 30-day LIBOR rate remains constant, these loan extensions will increase the interest we pay on these two loans through their April 30, 2009 maturity by approximately $175,000.
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

Contractual Commitments
Development Fees. From time to time, we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design and construction administration. During 2005 and 2006, we entered into development and design agreements with Roberts Properties on four projects. The financial terms of the agreements are generally $5,000 per residential unit payable over the development period. The following table summarizes the four design and development agreements.

		Total
		Amount	Remaining
	Total Contract	Incurred Through	Contractual
	Amount	3/31/08	Commitment

North Springs	$1,780,000	$1,780,000	$0
Peachtree Parkway	1,460,000	1,460,000	0
Sawmill Village	770,000	100,000	670,000
Highway 20 Cumming	1,050,000	100,000	950,000

	$5,060,000	$3,440,000	$1,620,000

Construction Contracts. From time to time, we enter into construction contracts in the normal course of business with Roberts Construction. Between 2003 and 2007, we entered into six construction contracts with Roberts Construction on six different projects. Terms of the construction contracts are cost plus 10%. Five of the six construction contracts have not been completed as of March 31, 2008. Construction of the 5,088 square foot addition to the Addison Place Shops, which was entered into with Roberts Construction on May 11, 2007, was completed during the first quarter of 2008.
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
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. A summary of recent accounting pronouncements and the expected impact on our financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2007. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing apartment communities, retail centers and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.

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
Asset Impairment Evaluation
We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At March 31, 2008, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.
Derivatives and Hedging Activities
We generally enter into fixed rate debt instruments. In certain situations, we may use derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use those instruments for trading or speculative purposes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Any ineffective portions of cash flow hedges are recognized immediately in earnings.
We are not using derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on our variable-rate debt. We do not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position, results of operations or cash flows.
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
In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of FSP FAS 157-1 to have a material effect on our consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of SFAS No. 161, we will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS No. 161 will not affect our consolidated financial statements, as it is disclosure-only in nature.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As disclosed in our annual report on Form 10-K for the year ended December 31, 2007, management identified a material weakness in our information technology (“IT”) general controls in connection with its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.
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
Management’s Remediation Plan
Through the quarter ended March 31, 2008, management has implemented or plans to implement the following measures to remediate the material weakness in our IT general controls described above:
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

Our management believes that these measures, when fully implemented, will address the material weakness in our IT general controls. We will continue to monitor the implementation of these remedial measures and the effectiveness of our internal controls and procedures on an ongoing basis. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Please see factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007.
Changes in Internal Controls
Except as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007, as well as the risk factor described below. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.
At May 9, 2008, we have nine loans totaling $33,947,000 that mature during the next 12 months. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described above, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
We may be unable to sell Addison Place as we expect.
If the purchaser of Addison Place fails to close the purchase as we expect, we will not receive the approximately $29 million in net cash proceeds that we expect. In that event, we will be required to pursue the alternative strategies described above to address our negative cash flow and to pay off or extend our short-term debt, and we can offer no assurances that we will be successful in that regard.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
As previously reported in our Current Report on Form 8-K filed on February 8, 2008, our board of directors and nominating and governance committee approved on February 4, 2008 the payment of additional compensation of $6,000 per month to Mr. Wm. Jarell Jones for additional work he is expected to perform as our audit committee chairman in reviewing our properties, plans, financial statements and projections, loans, and liquidity and capital resources. Mr. Jones has been a director since October 1994 and is currently the chairman of our audit committee and nominating and governance committee. On May 9, 2008, we amended the compensation arrangement to reduce additional compensation we will pay to Mr. Jones. Under the amended compensation arrangement, effective April 1, 2008, we will reduce the amount of additional compensation we pay to Mr. Jones from $6,000 per month to $2,000 per month.
As a director, Mr. Jones receives an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. We pay additional compensation of $750 per month to Mr. Jones for serving as the chairman of the audit committee and $250 per month for serving as the chairman of the nominating and governance committee. Mr. Jones will continue to receive compensation for his services as a director and the chairman of the audit committee and the nominating and governance committee as described in this paragraph.

ITEM 6. EXHIBITS.
The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description of Exhibit

10.1
Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc. effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

10.2	Compensation arrangement for Wm. Jarell Jones effective February 4, 2008. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 4, 2008.]

10.3
Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 18, 2008. [Incorporated by reference to Exhibit 10.1.6 in our annual report on Form 10-K for the year ended December 31, 2007.]

10.4
Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 18, 2008. [Incorporated by reference to Exhibit 10.1.7 in our annual report on Form 10-K for the year ended December 31, 2007.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2008

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(The Registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.