Form 10-Q/A
period 2008-03-31
ROBERTS REALTY INVESTORS INC
filed 2008-06-12
CIK 1011109

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

ROBERTS REALTY INVESTORS, INC.
Form 10-Q/A
Amendment No. 1
For Quarter Ended March 31, 2008
EXPLANATORY NOTE
Roberts Realty Investors, Inc. filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2008 with the SEC on May 15, 2008 (the “Original Form 10-Q”). After we filed the Original Form 10-Q, we determined that we had made an error in the financial statements included in the Original Form 10-Q. The error related to how we accounted for our discontinued operations as a result of our signing a contract on April 16, 2008 with an independent third party to sell our Addison Place apartment community for $60,000,000, subject to customary due diligence and closing conditions. Under the terms of the contract, the closing is expected to occur by June 30, 2008.
Specifically, in the Original Form 10-Q, income from discontinued operations consisted of the operating activities of the Addison Place apartment community. In those operations, we erroneously included $363,000 and $345,000 in operating expenses for depreciation of real estate assets for the three months ended March 31, 2008 and 2007, respectively. That caused us to report a $30,000 loss from discontinued operations instead of income of $248,000 from discontinued operations for the three months ended March 31, 2008. For the three months ended March 31, 2007, we reported income from discontinued operations of $8,000 instead of income of $271,000 from discontinued operations. In turn, we erroneously reported a net loss of $709,000 instead of a net loss of $431,000 for the three months ended March 31, 2008. For the three months ended March 31, 2007, we erroneously reported a net loss of $959,000 instead of a net loss of $696,000. The error, in turn, affected other reported amounts in our financial statements for the three months ended March 31, 2008 and March 31, 2007. These errors did not affect Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Original Form 10-Q. We are today filing this amendment to our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 to restate our previously filed financial statements to correct these errors.
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 amends only the items listed below, and only to reflect the changes described above. With respect to each item, we are deleting the previously filed disclosure under that item and replacing it in its entirety with the disclosure contained in this amendment.

PAGE
PART I FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

PART II OTHER INFORMATION	20

ITEM 6. EXHIBITS	20

Exhibit 31
Exhibit 32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
REAL ESTATE ASSETS — At cost:
Land	$11,376	$11,117
Buildings and improvements	28,076	27,598
Furniture, fixtures and equipment	499	338

	39,951	39,053
Less accumulated depreciation	(3,015)	(2,740)

Operating real estate assets	36,936	36,313
Construction in progress and real estate under development	50,160	49,488
Land held for investment	9,009	9,009
Property held for sale (net)	30,146	30,108

Net real estate assets	126,251	124,918

CASH AND CASH EQUIVALENTS	828	604

RESTRICTED CASH	432	327

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $410 and $373 at March 31, 2008 and December 31, 2007, respectively	280	297

FAIR VALUE OF LEASES — Net of accumulated amortization of $444 and $399 at March 31, 2008 and December 31, 2007, respectively	475	519

OTHER ASSETS — Net	384	411

Restricted cash, deferred financing costs, and other assets relating to property held for sale	361	375

	$129,011	$127,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$14,468	$14,527
Construction notes payable	10,036	10,076
Land notes payable	22,067	22,067
Line of credit payable	1,150	400
Insurance premium note payable	45	90
Accounts payable and accrued expenses	1,058	784
Due to affiliates	1,371	210
Security deposits and prepaid rents	152	172
Mortgage notes payable and other liabilities related to property held for sale	29,483	29,357

Total liabilities	79,830	77,683

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	11,606	11,716

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,793,713 and 5,812,463 shares issued at March 31, 2008 and December 31, 2007, respectively	58	58
Additional paid-in capital	27,547	27,713
Unamortized restricted stock compensation	(3)	(123)
Retained earnings	9,973	10,404

Total shareholders’ equity	37,575	38,052

	$129,011	$127,451

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$543	$495
Other operating income	85	92

Total operating revenues	628	587

OPERATING EXPENSES:
Personnel	12	16
Utilities	54	52
Repairs, maintenance and landscaping	29	46
Real estate taxes	196	196
Marketing, insurance and other	26	21
General and administrative expenses	430	392
Write-off of fair value/market value of leases (net)	—	9
Depreciation of real estate assets	324	340

Total operating expenses	1,071	1,072

LOSS FROM OPERATIONS	(443)	(485)

OTHER INCOME (EXPENSE):
Interest income	8	52
Interest expense	(417)	(796)
Amortization of deferred financing & leasing costs	(36)	(38)

Total other expenses	(445)	(782)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(888)	(1,267)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	209	300

LOSS FROM CONTINUING OPERATIONS	(679)	(967)

INCOME FROM DISCONTINUED OPERATIONS, net of minority interest of the unitholders in the operating partnership (Note 3)	248	271

NET (LOSS)	$(431)	$(696)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic	$(0.12)	$(0.17)
Income from discontinued operations — basic	0.04	0.05

Net loss — basic	$(0.08)	$(0.12)

Loss from continuing operations — diluted	$(0.12)	$(0.17)
Income from discontinued operations — diluted	0.04	0.05

Net loss — diluted	$(0.08)	$(0.12)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (loss)	$(431)	$(696)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) from discontinued operations, net of minority interest	(248)	(271)
Minority interest of unitholders in the operating partnership	(209)	(300)
Depreciation and amortization	362	379
Amortization of above and below market leases	6	26
Write-off of fair value/market value of leases (net)	—	10
Amortization of deferred compensation	5	19
Forfeiture of restricted stock	(29)	—
Change in assets and liabilities:
Decrease in other assets	16	37
Increase in restricted cash	(106)	(99)
Increase (Decrease) in due to affiliates	14	(8)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	255	356

Net cash used in operating activities from continuing operations	(365)	(547)
Net cash provided by operating activities from discontinued operations	539	419

Net cash provided by (used in) operating activities	174	(128)

INVESTING ACTIVITIES:
Payment of leasing costs	(19)	(45)
(Decrease) Increase in accounts payable and other liabilities relating to investing activities	(5)	5
Increase in due to affiliates	56	64
Development and construction of real estate assets	(479)	(267)

Net cash used in investing activities from continuing operations	(447)	(243)
Net cash used in investing activities from discontinued operations	(10)	(19)

Net cash used in investing activities	(457)	(262)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(58)	(58)
Payment of loan costs	—	(17)
Repayment of construction note payable	(40)	(40)
Repayment of insurance premium note payable	(44)	(65)
Increase in line of credit balance outstanding	750	—
Increase in accounts payable and other liabilities relating to financing activities	3	—

Net cash provided by (used in) financing activities from continuing operations	611	(180)
Net cash used in financing activities from discontinued operations	(104)	(112)

Net cash provided by (used in) financing activities	507	(292)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	224	(682)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	604	4,408

CASH AND CASH EQUIVALENTS, END OF PERIOD	$828	$3,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $283 and $0 for the three months ended March 31, 2008 and March 31, 2007, respectively	$1,174	$1,291

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Development and construction of real estate assets due to but not paid to affiliates	$1,091	$—

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

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

At March 31, 2008, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•
one multifamily apartment community, consisting of 285 garden apartments and 118 townhomes (classified as property held for sale, and which is currently under contract to be sold as described in Note 3 — Discontinued Operations and Note 9 — Subsequent Events, below);

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

The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the minority interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The minority interest ownership percentage is calculated by dividing the number of units outstanding by the combined total of shares and units outstanding at a specific point in time. The minority interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 23.55% for the three months ended March 31, 2008 and 23.70% for the three months ended March 31, 2007. The minority interest of the unitholders was $11,606,000 at March 31, 2008 and $11,716,000 at December 31, 2007.

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

	Three Months
	Ended March 31,
	2008	2007
OPERATING REVENUES:
Rental operations	$1,323	$1,227
Other operating income	70	61

Total operating revenues	1,393	1,288

OPERATING EXPENSES:
Personnel	149	118
Utilities	74	82
Repairs, maintenance and landscaping	132	83
Real estate taxes	149	110
Marketing, insurance and other	63	65
General and administrative expenses	16	2

Total operating expenses	583	460

INCOME FROM OPERATIONS	810	828

OTHER INCOME (EXPENSE):
Interest income	—	3
Interest expense	(477)	(467)
Amortization of deferred financing & leasing costs	(9)	(9)

Total other expenses	(486)	(473)

INCOME BEFORE MINORITY INTEREST	324	355

MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	(76)	(84)

INCOME FROM DISCONTINUED OPERATIONS	$248	$271

4.	NOTES PAYABLE

Roberts Realty has five types of debt:
1.	mortgage notes secured by some of its operating properties;

2.	construction/permanent loans secured by other real estate assets;

3.	land loans secured by some of its tracts of undeveloped land;

4.	an unsecured, revolving line of credit; and

5.	an insurance premium note payable.

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

	Three Months
	Ended March 31,
	2008	2007

Loss from continuing operations — basic	$(888)	$(1,267)

Minority interest of unitholders in the operating partnership in income attributable to continuing operations	$209	$300

Loss from continuing operations — diluted	$(679)	$(967)

Income from discontinued operations — basic	324	355

Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	$(76)	$(84)

Income from discontinued operations — diluted	$248	$271

Net loss — diluted	$(431)	$(696)

Weighted average shares — basic	5,810,403	5,783,531
Dilutive securities — weighted average units	1,789,605	1,796,592

Weighted average shares — diluted	7,600,008	7,580,123

6.	SEGMENT REPORTING
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
Three Months Ended March 31, 2008
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$540	$3	$—	$543
Other operating income	—	85	—	—	85

Total operating revenues from consolidated entities	—	625	3	—	628

Operating expenses — continuing	—	(279)	(88)	(380)	(747)
Depreciation and amortization expense	—	(319)	—	(5)	(324)

Total operating expenses from consolidated entities	—	(598)	(88)	(385)	(1,071)

Other (expense) income	—	(381)	(60)	(4)	(445)

Loss from continuing operations before minority interest	—	(354)	(145)	(389)	(888)

Minority interest of unitholders in the operating partnership	—	83	34	92	209

(Loss) from continuing operations	—	(271)	(111)	(297)	(679)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	248	—	—	—	248

Net income (loss)	$248	$(271)	$(111)	$(297)	$(431)

Total assets at March 31, 2008	$30,507	$38,331	$59,200	$973	$129,011

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
Three Months Ended March 31, 2007
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$492	$3	$—	$495
Other operating income	—	92	—	—	92

Total operating revenues from consolidated entities	—	584	3	—	587

Operating expenses — continuing	—	(293)	(91)	(348)	(732)
Depreciation and amortization expense	—	(334)	—	(6)	(340)

Total operating expenses from consolidated entities	—	(627)	(91)	(354)	(1,072)

Other (expense) income	—	(423)	(408)	49	(782)

Loss from continuing operations before minority interest	—	(466)	(496)	(305)	(1,267)

Minority interest of unitholders in the operating partnership	—	111	117	72	300

(Loss) from continuing operations	—	(355)	(379)	(233)	(967)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	271	—	—	—	271

Net income (loss)	$271	$(355)	$(379)	$(233)	$(696)

Total assets at March 31, 2007	$31,784	$38,663	$56,747	$3,898	$131,092

7.	RELATED PARTY TRANSACTIONS

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

PART II — OTHER INFORMATION
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
Date: June 12, 2008

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