Form 10-Q
period 2008-06-30
ROBERTS REALTY INVESTORS INC
filed 2008-08-14
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on August 5, 2008 was 5,795,713.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the Notes to the unaudited consolidated financial statements included in this report and in Items 2 and 4T of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans, including development and construction of new multifamily apartment communities and the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the loan extensions we expect to obtain from Compass Bank, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$11,375,733	$11,116,360
Buildings and improvements	28,076,272	27,598,225
Furniture, fixtures and equipment	582,775	339,286

	40,034,780	39,053,871
Less accumulated depreciation	(3,298,731)	(2,740,021)

Operating real estate assets	36,736,049	36,313,850
Construction in progress and real estate under development	51,098,421	49,487,604
Land held for investment	9,009,124	9,009,124
Property held for sale (net)	—	30,107,548

Net real estate assets	96,843,594	124,918,126

CASH AND CASH EQUIVALENTS	26,158,975	603,873

RESTRICTED CASH	510,878	326,410

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $460,099 and $373,318 at June 30, 2008 and December 31, 2007, respectively	352,732	297,514

FAIR VALUE OF LEASES — Net of accumulated amortization of $486,221 and $398,697 at June 30, 2008 and December 31, 2007, respectively	431,840	519,364

OTHER ASSETS — Net	318,688	410,750

Restricted cash, deferred financing costs, and other assets (net) related to discontinued operations	26,391	374,955

	$124,643,098	$127,450,992

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$14,408,437	$14,526,170
Construction notes payable	9,982,696	10,076,030
Land notes payable	22,067,000	22,067,000
Line of credit payable	—	400,000
Insurance premium note payable	—	90,073
Accounts payable and accrued expenses	659,204	783,923
Due to affiliates	152,460	210,235
Security deposits and prepaid rents	176,084	171,535
Dividend payable	5,006,310	—
Mortgage notes payable and other liabilities related to discontinued operations	179,215	29,357,559

Total liabilities	52,631,406	77,682,525

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	16,987,557	11,715,497

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,795,713 and 5,812,463 shares issued at June 30, 2008 and December 31, 2007, respectively	57,957	58,125
Additional paid-in capital	27,554,538	27,714,196
Unamortized restricted stock compensation	—	(123,351)
Retained earnings	27,411,640	10,404,000

Total shareholders’ equity	55,024,135	38,052,970

	$124,643,098	$127,450,992

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$564,572	$522,047	$1,107,464	$1,016,791
Other operating income	98,729	116,006	184,072	207,544

Total operating revenues	663,301	638,053	1,291,536	1,224,335

OPERATING EXPENSES:
Personnel	10,869	10,846	23,318	26,945
Utilities	50,443	50,273	104,376	102,459
Repairs, maintenance and landscaping	65,753	26,311	94,495	72,343
Real estate taxes	148,472	188,700	344,223	384,997
Marketing, insurance and other	22,398	22,679	48,295	44,196
General and administrative expenses	415,101	407,918	844,752	799,113
Write-off of fair value/market value of leases (net)	—	36,930	—	45,598
Depreciation of real estate assets	329,838	339,916	654,339	679,566

Total operating expenses	1,042,874	1,083,573	2,113,798	2,155,217

LOSS FROM OPERATIONS	(379,573)	(445,520)	(822,262)	(930,882)

OTHER INCOME (EXPENSE):
Interest income	19,231	44,342	26,949	96,606
Interest expense	(357,690)	(809,694)	(775,403)	(1,605,047)
Amortization of deferred financing & leasing costs	(50,164)	(34,815)	(86,781)	(72,780)

Total other expense	(388,623)	(800,167)	(835,235)	(1,581,221)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(768,196)	(1,245,687)	(1,657,497)	(2,512,103)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	181,217	293,857	390,672	593,861

LOSS FROM CONTINUING OPERATIONS	(586,979)	(951,830)	(1,266,825)	(1,918,242)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 3)	21,846,011	(108,223)	22,099,635	(100,772)

NET INCOME (LOSS)	$21,259,032	$(1,060,053)	$20,832,810	$(2,019,014)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic	$(0.10)	$(0.16)	$(0.22)	$(0.33)
Income (loss) from discontinued operations — basic	3.77	(0.02)	3.81	(0.02)

Net Income (loss) — basic	$3.67	$(0.18)	$3.59	$(0.35)

Loss from continuing operations — diluted	$(0.10)	$(0.16)	$(0.22)	$(0.33)
Income (loss) from discontinued operations — diluted	3.77	(0.02)	3.81	(0.02)

Net Income (loss) — diluted	$3.67	$(0.18)	$3.59	$(0.35)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$20,832,810	$(2,019,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of minority interest	(22,099,635)	100,772
Minority interest of unitholders in the operating partnership	(390,672)	(593,861)
Depreciation and amortization	741,120	752,346
Amortization of above and below market leases	11,890	52,183
Write-off of fair value/market value of leases (net)	—	45,598
Amortization of deferred compensation	21,001	58,566
Forfeiture of restricted stock	(28,838)	—
Change in assets and liabilities:
Decrease in other assets (net)	72,068	117,340
(Increase) in restricted cash	(184,467)	(181,005)
Increase in security deposits and prepaid rent	4,549	27,256
(Decrease) in due to affiliates	(128,442)	(12,422)
Increase in accounts payable and accrued expenses related to operations	260,177	333,236

Net cash used in operating activities from continuing operations	(888,439)	(1,319,005)
Net cash provided by operating activities from discontinued operations	628,481	830,433

Net cash used in operating activities	(259,958)	(488,572)

INVESTING ACTIVITIES:
Payment of leasing costs	(37,507)	(48,000)
Development and construction of real estate assets	(2,910,208)	(882,110)

Net cash used in investing activities from continuing operations	(2,947,715)	(930,110)
Net cash provided by (used in) investing activities from discontinued operations	58,583,695	(42,095)

Net cash provided by (used in) investing activities	55,635,980	(972,205)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(117,734)	(112,383)
Payment of loan costs	(104,492)	(19,334)
Repayment of construction note payable	(93,334)	(80,000)
Repayment of insurance premium note payable	(90,073)	(109,449)
Repayment of line of credit	(400,000)	—
Increase (decrease) in accounts payable and other liabilities relating to financing activities	4,251	(3,458)

Net cash used in financing activities from continuing operations	(801,382)	(324,624)
Net cash used in financing activities from discontinued operations	(29,019,538)	(199,937)

Net cash used in financing activities	(29,820,920)	(524,561)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,555,102	(1,985,338)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	603,873	4,408,475

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,158,975	$2,423,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $581,970 and $0 for the six months ended June 30, 2008 and June 30, 2007, respectively	$1,808,122	$2,517,636

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:	$70,667	$63,605

Development and construction of real estate assets due to, but not paid to, affiliates
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
Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its three wholly owned subsidiaries, each of which is a Georgia limited liability company. Roberts Realty is the sole general partner of the operating partnership. Roberts Realty had a 76.41% ownership interest in the operating partnership at June 30, 2008 and a 76.46% ownership interest in the operating partnership at December 31, 2007. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.
At June 30, 2008, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	four neighborhood retail centers totaling 156,615 square feet;
•	one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters;
•	five tracts of undeveloped land totaling 104.4 acres in various phases of development; and
•	one tract of undeveloped land totaling 44 acres that is held for investment.
Roberts Realty sold its 403-unit Addison Place apartment community on June 24, 2008.
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
The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the minority interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The minority interest ownership percentage is calculated by dividing the number of units outstanding by the combined total of shares and units outstanding at a specific point in time. The minority interest ownership percentage changes as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 23.59% for both the three months ended June 30, 2008 and 2007, and 23.57% and 23.64% for the six months ended June 30, 2008 and 2007, respectively. The minority interest of the unitholders was $16,987,557 at June 30, 2008 and $11,715,497 at December 31, 2007.
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

For the three and six months ended June 30, 2008 and 2007, income from discontinued operations consists of the operating activities of the 403-unit Addison Place apartment community that Roberts Realty sold on June 24, 2008. The sales price for Addison Place was $60,000,000, which resulted in a net gain on sale of $28,347,666. The following table summarizes revenue and expenses classified as discontinued operations for the three and six months ended June 30, 2008 and 2007 (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

OPERATING REVENUES:
Rental operations	$1,221,836	$1,194,901	$2,544,434	$2,422,398
Other operating income	88,669	62,096	158,928	123,007

Total operating revenues	1,310,505	1,256,997	2,703,362	2,545,405

OPERATING EXPENSES:
Personnel	152,560	128,009	301,274	245,614
Utilities	63,059	92,248	137,195	174,264
Repairs, maintenance and landscaping	176,185	136,029	308,279	219,440
Real estate taxes	144,551	109,800	293,027	219,600
Marketing, insurance and other	70,830	77,733	134,048	142,356
General and administrative expenses	12,789	10,528	28,683	12,803
Depreciation of real estate assets	—	339,142	—	684,181

Total operating expenses	619,974	893,489	1,202,506	1,698,258

INCOME FROM OPERATIONS	690,531	363,508	1,500,856	847,147

OTHER INCOME (EXPENSE):
Interest income	—	(2,549)	—	—
Interest expense	(439,034)	(493,215)	(915,624)	(960,358)
Amortization of deferred financing & leasing costs	(8,650)	(9,379)	(18,029)	(18,759)

Total other expense	(447,684)	(505,143)	(933,653)	(979,117)

INCOME (LOSS) BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSET	242,847	(141,635)	567,203	(131,970)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(57,288)	33,412	(133,690)	31,198

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET	185,559	(108,223)	433,513	(100,772)

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest of unitholders in the operating partnership	21,660,452	—	21,666,122	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$21,846,011	$(108,223)	$22,099,635	$(100,772)

The following supplemental pro forma financial information is presented for the three and six months ended June 30, 2008 and 2007. The pro forma financial information is based upon Roberts Realty’s historical Consolidated Statements of Operations, adjusted as if the sale of Addison Place occurred at the beginning of each of the periods presented. The supplemental pro forma financial information is not necessarily indicative of future results or of actual results that would have been achieved had the sale of Addison Place been consummated at the beginning of each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

PRO FORMA:
Operating Revenues	$663,301	$638,053	$1,291,536	$1,224,335
Loss from continuing operations before minority interest	(768,196)	(1,245,687)	(1,657,497)	(2,512,103)
Net income (loss) available to common shareholders	(586,979)	(951,830)	(1,266,825)	(1,918,242)
Per share information:
Basic	(0.10)	(0.16)	(0.22)	(0.33)
Diluted	(0.10)	(0.16)	(0.22)	(0.33)
4.	NOTES PAYABLE
Roberts Realty has four types of debt:
1.	mortgage notes secured by some of its operating properties;
2.	construction/permanent loans secured by other real estate assets;
3.	land loans secured by some of its tracts of undeveloped land; and
4.	an unsecured, revolving line of credit that matured on July 31, 2008 with no outstanding balance (which Roberts Realty expects to extend to September 1, 2009 as described in Note 9 below).
The details of each of the four types of debt are summarized below. For each loan, the operating partnership or its wholly owned subsidiary is the borrower and Roberts Realty is the guarantor.
Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at June 30, 2008 and December 31, 2007 were as follows (in order of maturity date):

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	6/30/08	6/30/08	12/31/07

Grand Pavilion Retail Center	07/11/13	5.43%	$6,683,771	$6,742,734
Spectrum at the Mall of Georgia	05/01/14	5.68%	5,099,221	5,139,752
Bassett Retail Center	10/01/19	8.47%	2,625,445	2,643,684

Total			$14,408,437	$14,526,170

On October 25, 1999, the operating partnership closed a $9,500,000 loan from the Prudential Insurance Company secured by the Addison Place townhome community. This loan was scheduled to mature on November 15, 2009. On June 24, 2008, in connection with the sale of Addison Place, Roberts Realty repaid the $8,561,263 balance of the loan in full plus an early termination fee totaling $490,599 to Prudential Insurance Company.
On May 1, 2000, the operating partnership closed a $22,500,000 loan from Wachovia Bank secured by the Addison Place apartment community. This loan was scheduled to mature on May 10, 2005. On April 19, 2005, the operating partnership closed a $21,000,000 loan from Primary Capital Advisors LC and, using proceeds from the new loan along with cash on hand, repaid the balance of the Addison Place apartment loan to Wachovia Bank. Roberts Realty guaranteed the operating partnership’s obligations under the loan documents. There were no early termination fees due on the repayment of either the Wachovia Bank loan or the related swap agreement.

Primary Capital Advisors LC assigned the loan and related loan documents to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in June 2005. The loan has a 10-year term and matures on May 1, 2015. The interest rate is fixed at 6.35% per year for the full 10-year term, and the loan is amortized over 30 years. On June 24, 2008, in connection with the sale of Addison Place, the $20,271,949 balance of the loan was assumed by the purchaser of Addison Place, and neither the operating partnership nor Roberts Realty has any further liability under the loan.
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
Construction/Permanent Loans. On June 28, 2001, Roberts Realty closed a $5,280,000 loan from Bank of North Georgia to fund the construction of the Northridge office building. The loan is secured by the land and improvements and bears interest at the 30-day LIBOR rate plus 200 basis points. On May 28, 2004, Roberts Realty extended the maturity date of the loan to May 28, 2005 and simultaneously reduced the maximum principal amount available to be borrowed under the loan to $4,530,000. On May 28, 2005, Roberts Realty reduced the principal amount of the loan to $4,000,000 and extended the maturity date to May 28, 2006. On March 10, 2006, Roberts Realty extended the maturity date from May 28, 2006 to September 10, 2007. On September 10, 2007, Roberts Realty extended the maturity date from September 10, 2007 to September 10, 2008. At June 30, 2008, the outstanding balance on the loan was $3,619,149 and the interest rate was 4.45%. See Note 9 — Subsequent Events.
On May 30, 2003, Roberts Realty closed a $6,500,000 construction loan from Compass Bank to fund the construction of the Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points. On March 9, 2006, Roberts Realty extended the maturity date of the loan from April 30, 2006 to October 30, 2007. On October 9, 2007, Roberts Realty extended the maturity date from October 30, 2007 to October 31, 2008. At June 30, 2008, the outstanding balance on the loan was $6,363,547 and the interest rate was 4.30%. See Note 9 — Subsequent Events.
Land Loans. On June 30, 2005, Roberts Realty acquired 14.5 acres of undeveloped land on Westside Parkway, located adjacent to the Westside land it acquired in December 2004. This acquisition increased Roberts Realty’s total investment in Westside to 44.0 acres. On September 27, 2005, Roberts Realty closed a $6,480,000, interest-only loan from Compass Bank secured by its investment in the Westside land. The interest rate on the loan is equal to the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 27, 2008. Roberts Realty used proceeds from the loan, along with working capital, to pay off the Wachovia land loan described above. At June 30, 2008, the outstanding balance on the loan was $6,480,000, and the interest rate was 4.24%. See Note 9 — Subsequent Events.

On September 29, 2005, Roberts Realty closed a $3,335,000, interest-only loan from Bank of North Georgia secured by Sawmill Village, a 22.0-acre tract of undeveloped land located in Cumming. Roberts Realty used the proceeds from the loan to fund the acquisition of the Spectrum at the Mall of Georgia retail center. The interest rate on the loan is equal to the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 29, 2008. At June 30, 2008, the outstanding balance on the loan was $3,335,000, and the interest rate was 4.21%. See Note 9 — Subsequent Events.
On January 31, 2006, Roberts Realty closed a $4,077,000, interest-only loan from Wachovia Bank at an interest rate equal to the 30-day LIBOR rate plus 175 basis points. The loan is secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming. On January 26, 2007, the maturity date of the loan was extended from January 31, 2007 to January 31, 2008 with no change in the interest rate. On December 6, 2007, the maturity date of the loan was extended from January 31, 2008 to April 30, 2008 at an interest rate equal to the 30-day LIBOR rate plus 250 basis points. On April 28, 2008, Roberts Realty extended the maturity date of the loan from April 30, 2008 to April 30, 2009. At June 30, 2008, the outstanding balance on the loan was $4,077,000, and the interest rate was 5.95%.
On December 6, 2006, Roberts Realty closed an $8,175,000 interest-only loan from Wachovia Bank at an interest rate equal to the 30-day LIBOR rate plus 175 basis points. The loan is secured by the Peachtree Parkway land, a 23.5-acre tract of undeveloped land located in Gwinnett County. On December 6, 2007, the maturity date of the loan was extended from December 6, 2007 to March 31, 2008 at an interest rate equal to the 30-day LIBOR rate plus 250 basis points. On April 28, 2008, Roberts Realty extended the maturity date of the loan from March 31, 2008 to April 30, 2009. At June 30, 2008, the outstanding balance on the loan was $8,175,000, and the interest rate was 5.95%.
In April 2008, to provide additional security for both the Highway 20 and Peachtree Parkway land loans, Roberts Realty granted Wachovia a security interest in the previously unencumbered 9.84-acre North Springs property. Under the terms of the loan extension, the Peachtree Parkway loan, Highway 20 loan, and the additional security interest in North Springs are cross-defaulted and cross-collateralized with one another. Both loans are due and payable in consecutive monthly payments of accrued interest only, with all principal and accrued interest due and payable on April 30, 2009. The interest rate to be charged on the outstanding principal balance of both loans is as follows:
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
Line of Credit. Until July 31, 2008, Roberts Realty had a $2,500,000 unsecured, revolving line of credit from Compass Bank to provide funds for short-term working capital purposes. The line of credit, which matured on July 31, 2008, had an interest rate equal to the 30-day LIBOR plus 175 basis points. At June 30, 2008 and at its maturity on July 31, 2008, there was no outstanding balance on the line of credit. See Note 9 — Subsequent Events.
5.	SHAREHOLDERS’ EQUITY
Exchanges of Units for Shares. During the three and six months ended June 30, 2008, no operating partnership units were exchanged for shares. During the three and six months ended June 30, 2007, a total of 2,405 and 7,088 operating partnership units, respectively, were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.
Dividends and Distributions. On June 24, 2008, the board of directors of Roberts Realty declared a special distribution of $0.66 per share/unit to be paid August 5, 2008 to the shareholders and unitholders of record on July 10, 2008. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001. See Note 9 — Subsequent Events.
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
During the third quarter of 2006, Roberts Realty adopted the provisions of SFAS No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance with SFAS 123R. Under the fair value provisions of SFAS 123R, stock-based compensation cost is measured at the date of grant based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. During 2007, Roberts Realty granted 25,000 shares under the Plan to an officer and a non-executive employee. The grants include service-based vesting that ranges from 3 months to 5 years. On March 21, 2008, the non-executive employee forfeited 18,750 shares of restricted stock due to the employee’s voluntary termination of employment prior to the vesting date, which resulted in a $28,838 credit to compensation expense to reflect the forfeiture of the restricted stock. On April 10, 2008, Roberts Realty granted a total of 2,000 shares of restricted stock to three Addison Place employees, with the restricted shares subject to a three-year service-based vesting requirement.

Upon closing the sale of Addison Place on June 24, 2008, Roberts Realty accelerated the vesting and the 2,000 shares of restricted stock were fully vested at June 30, 2008. Compensation expense was $15,778 and $39,691 for the three months ended June 30, 2008 and June 30, 2007, respectively. Compensation (income) expense was $(7,837) and $58,566 for the six months ended June 30, 2008 and June 30, 2007, respectively.
The following tables show the restricted stock activity for the three and six months ended June 30, 2008 and June 30, 2007 (in shares).

Three Months Ended	Beginning				Ending
June 30,	Balance	Grants	Forfeited	Vested	Balance

2008	636	2,000	0	2,636	0
2007	26,350	0	0	6,964	19,386

Six Months Ended	Beginning				Ending
June 30,	Balance	Grants	Forfeited	Vested	Balance

2008	19,386	2,000	18,750	2,636	0
2007	1,350	25,000	0	6,964	19,386
Earnings Per Share. The reconciliations of income available to common shareholders and the weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Loss from continuing operations — basic	$(768,196)	$(1,245,687)	$(1,657,497)	$(2,512,103)

Minority interest of unitholders in the operating partnership in income (loss) attributable to continuing operations	181,217	293,857	390,672	593,861

Loss from continuing operations — diluted	$(586,979)	$(951,830)	$(1,266,825)	$(1,918,242)

Income (loss) from discontinued operations — basic	$28,590,513	$(141,634)	$28,914,870	$(131,971)

Minority interest of unitholders in the operating partnership in income (loss) attributable to discontinued operations	(6,744,502)	33,411	(6,815,235)	31,199

Income (loss) from discontinued operations — diluted	$21,846,011	$(108,223)	$22,099,635	$(100,772)

Net Income (loss) — diluted	$21,259,032	$(1,060,053)	$20,832,810	$(2,019,014)

Weighted average shares — basic	5,795,515	5,808,410	5,802,856	5,798,940

Dilutive securities — weighted average units	1,789,605	1,793,658	1,789,605	1,795,117

Weighted average shares — diluted	7,585,120	7,602,068	7,592,461	7,594,057

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
Roberts Realty owns and manages four neighborhood retail centers, one office building, and six tracts of undeveloped land, all of which are located in Georgia. Until June 24, 2008, Roberts Realty also owned the 403-unit Addison Place apartment community. Roberts Realty has the following four reportable operating segments:
1.	the multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations;
2.	the retail/office segment, which consists of four operating retail centers and one office building;
3.	the land segment, which consists of six tracts of undeveloped land totaling 148.4 acres that are either under development and construction or held for investment; and
4.	the corporate segment, which consists primarily of operating cash and cash equivalents plus miscellaneous other assets.

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended June 30, 2008. The multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Three Months Ended June 30, 2008

	Multifamily	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$—	$561,403	$3,169	$—	$564,572
Other operating income	—	98,729	—	—	98,729

Total operating revenues from consolidated entities	—	660,132	3,169	—	663,301

Operating expenses — continuing	—	(292,896)	(79,086)	(341,054)	(713,036)
Depreciation and amortization expense	—	(326,286)	—	(3,552)	(329,838)

Total operating expenses from consolidated entities	—	(619,182)	(79,086)	(344,606)	(1,042,874)

Other expenses	—	(352,853)	(32,111)	(3,659)	(388,623)

Loss from continuing operations before minority interest	—	(311,903)	(108,028)	(348,265)	(768,196)

Minority interest of unitholders in the operating partnership	—	73,578	25,484	82,155	181,217

Loss from continuing operations	—	(238,325)	(82,544)	(266,110)	(586,979)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	21,846,011	—	—	—	21,846,011

Net income (loss)	$21,846,011	$(238,325)	$(82,544)	$(266,110)	$21,259,032

Total assets at June 30, 2008	$26,390	$38,184,008	$60,218,530	$26,214,170	$124,643,098

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended June 30, 2007. The multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Three Months Ended June 30, 2007

	Multifamily	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$—	$518,066	$3,981	$—	$522,047
Other operating income	—	91,860	—	24,146	116,006

Total operating revenues from consolidated entities	—	609,926	3,981	24,146	638,053

Operating expenses — continuing	—	(290,774)	(78,747)	(374,136)	(743,657)
Depreciation and amortization expense	—	(335,324)	—	(4,592)	(339,916)

Total operating expenses from consolidated entities	—	(626,098)	(78,747)	(378,728)	(1,083,573)

Other (expense) income	—	(425,769)	(416,905)	42,507	(800,167)

Loss from continuing operations before minority interest	—	(441,941)	(491,671)	(312,075)	(1,245,687)

Minority interest of unitholders in the operating partnership	—	104,254	115,985	73,618	293,857

Loss from continuing operations	—	(337,687)	(375,686)	(238,457)	(951,830)

Loss from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	(108,223)	—	—	—	(108,223)

Net loss	$(108,223)	$(337,687)	$(375,686)	$(238,457)	$(1,060,053)

Total assets at June 30, 2007	$31,126,246	$38,754,397	$56,947,920	$2,506,264	$129,334,827

The following table summarizes the operating results of Roberts Realty’s reportable segments for the six months ended June 30, 2008. The multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Six Months Ended June 30, 2008

	Multifamily	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$—	$1,101,126	$6,338	$—	$1,107,464
Other operating income	—	184,072	—	—	184,072

Total operating revenues from consolidated entities	—	1,285,198	6,338	—	1,291,536

Operating expenses — continuing	—	(572,267)	(167,645)	(719,547)	(1,459,459)
Depreciation and amortization expense	—	(646,234)	—	(8,105)	(654,339)

Total operating expenses from consolidated entities	—	(1,218,501)	(167,645)	(727,652)	(2,113,798)

Other expenses	—	(734,522)	(92,519)	(8,194)	(835,235)

Loss from continuing operations before minority interest	—	(667,825)	(253,826)	(735,846)	(1,657,497)

Minority interest of unitholders in the operating partnership	—	157,406	59,827	173,439	390,672

Loss from continuing operations	—	(510,419)	(193,999)	(562,407)	(1,266,825)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	22,099,635	—	—	—	22,099,635

Net income (loss)	$22,099,635	$(510,419)	$(193,999)	$(562,407)	$20,832,810

Total assets at June 30, 2008	$26,390	$38,184,008	$60,218,530	$26,214,170	$124,643,098

The following table summarizes the operating results of Roberts Realty’s reportable segments for the six months ended June 30, 2007. The multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Pace Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Six Months Ended June 30, 2007

	Multifamily	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$—	$1,009,576	$7,150	$65	$1,016,791
Other operating income	—	183,262	—	24,282	207,544

Total operating revenues from consolidated entities	—	1,192,838	7,150	24,347	1,224,335

Operating expenses — continuing	—	(583,420)	(170,287)	(721,944)	(1,475,651)
Depreciation and amortization expense	—	(668,545)	—	(11,021)	(679,566)

Total operating expenses from consolidated entities	—	(1,251,965)	(170,287)	(732,965)	(2,155,217)

Other (expense) income	—	(847,635)	(824,746)	91,160	(1,581,221)

Loss from continuing operations Before minority interest	—	(906,762)	(987,883)	(617,458)	(2,512,103)

Minority interest of unitholders in the operating partnership	—	214,359	233,535	145,967	593,861

Loss from continuing operations	—	(692,403)	(754,348)	(471,491)	(1,918,242)

Loss from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	(100,772)	—	—	—	(100,772)

Net loss	$(100,772)	$(692,403)	$(754,348)	$(471,491)	$(2,019,014)

Total assets at June 30, 2007	$31,126,246	$38,754,397	$56,947,920	$2,506,264	$129,334,827

7.	RELATED PARTY TRANSACTIONS
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
Design and Development Agreements with Roberts Properties. Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, exterior design, finish selection, interior design, and construction administration. During 2005 and 2006, Roberts Realty entered into the following design and development agreements with Roberts Properties:
1.	April 14, 2005 for the Peachtree Parkway property;

2.	April 14, 2005 for the North Springs property;

3.	August 4, 2005 for the Sawmill Village property; and

4.	February 21, 2006 for the Highway 20 property.
The financial terms of the agreements are generally $5,000 per residential unit payable over the development period. The following table summarizes the four design and development agreements listed above.

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	June 30, 2008	Commitment

North Springs	$1,780,000	$1,780,000	$—
Peachtree Parkway	1,460,000	1,460,000	—
Sawmill Village	770,000	462,000	308,000
Highway 20	1,050,000	100,000	950,000

Totals	$5,060,000	$3,802,000	$1,258,000

Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. Roberts Realty has entered into the following cost plus 10% construction contracts with Roberts Construction, of which only the 5,088 square foot addition to the Addison Place Shops was completed as of June 30, 2008. See Note 8, Commitments and Contingencies, for more information.
1.	March 28, 2003 for the Northridge property;
2.	April 14, 2005 for the Peachtree Parkway property, as amended December 6, 2006;

3.	April 14, 2005 for the North Springs property;
4.	August 4, 2005 for the Sawmill Village property;

5.	February 21, 2006 for the Highway 20 property; and
6.	May 11, 2007 for the 5,088 square foot addition to the Addison Place Shops.

Land Acquisitions. Roberts Realty had no land acquisitions from related parties for the three and six months ended June 30, 2008 and June 30, 2007.
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
Reimbursement Agreement. On February 8, 2008, the audit committee and independent directors of the board of directors of Roberts Realty approved and ratified a reimbursement arrangement for services provided by Roberts Properties, which is wholly owned by Mr. Roberts. Under the terms of the agreement, Roberts Realty will reimburse Roberts Properties the cost of providing consulting services in an amount equal to an appropriate hourly billing rate for an employee multiplied by the number of hours that the employee provided services to Roberts Realty. The appropriate billing rate is calculated by multiplying an hourly cost rate for an employee (which is defined as the employee’s salary, plus benefits paid by Roberts Properties, divided by 2,080 hours) by a factor of 2, or 2.25 for Roberts Properties’ Chief Financial Officer. Roberts Realty believes that the reimbursement agreement allows Roberts Realty to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. During the three months ended June 30, 2008 and 2007, reimbursement expense under this agreement totaled $12,248 and $0, respectively. During the six months ended June 30, 2008 and 2007, reimbursement expense under this agreement totaled $41,625 and $0, respectively.
8.	COMMITMENTS AND CONTINGENCIES
In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, North Springs, Sawmill Village, Peachtree Parkway, and Highway 20 projects. At June 30, 2008, outstanding commitments on these contracts totaled $156,939.

At June 30, 2008, Roberts Realty had one $500,000 letter of credit outstanding. The letter of credit is a requirement of the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2008.
Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations. In 2006, a lien for approximately $1,191,000 was filed against the North Springs property concerning a dispute over architectural fees. On April 14, 2008, the lien was settled for $350,000 and Roberts Realty entered into an agreement for the release of the $1,191,000 lien. In exchange for the release, Roberts Realty delivered a $350,000 promissory note requiring monthly payments of $10,000 from April 15, 2008 through October 15, 2008, with a balloon payment of the remaining balance due on November 27, 2008. Interest accrued on the outstanding balance at the prime rate plus 50 basis points. On June 25, 2008, Roberts Realty paid the remaining principal balance of $323,078 plus $494 of accrued interest.
As a result of the mergers of various limited partnerships into the operating partnership during the mid-1990’s, the former partners of those limited partnerships received units of limited partnership interest in the operating partnership. Holders of units have the right to require the operating partnership to redeem their units for shares of Roberts Realty, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all units submitted for redemption. At June 30, 2008, there were 1,789,605 units outstanding that could be exchanged for an equal number of shares, subject to the conditions described above.
Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2008.
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

As previously described in Note 1, Roberts Realty has elected to be taxed as a REIT under the Code and is generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually to its shareholders at least 90% of its taxable income, as defined in the Code, and satisfies certain other requirements. Given those distribution requirements and the amount of the gain on Roberts Realty’s sale of Addison Place, Roberts Realty may be required to pay distributions to shareholders and unitholders in addition to the distributions of $0.66 per share to shareholders and $0.66 per unit to unitholders paid on August 5, 2008. Roberts Realty is analyzing its tax position and will make a final determination before December 31, 2008 on whether it will be required to pay an additional distribution.
9.	SUBSEQUENT EVENTS
On July 23, 2008, Roberts Realty amended the loan secured by its 22-acre Sawmill Village land. Roberts Realty made a $335,000 principal payment to reduce the principal amount of the loan to $3,000,000 and extended the maturity date from August 29, 2008 to February 28, 2010. Under the extended term, monthly payments consist of interest at the 30-day LIBOR rate plus 175 basis points. All other terms and conditions contained in the loan documents remain in effect.
On July 23, 2008, Roberts Realty amended the loan secured by its Northridge office building. Roberts Realty made a $374,149 principal payment to reduce the principal amount of the loan to $3,245,000 and extended the maturity date from September 10, 2008 to September 10, 2010. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR rate plus 200 basis points. All other terms and conditions contained in the loan documents remain in effect.
On August 5, 2008, Roberts Realty paid a distribution of $0.66 per share to shareholders and $0.66 per unit to unitholders. The distribution was paid to shareholders and unitholders of record on July 10, 2008.
On August 13, 2008, Roberts Realty received a written proposal from Compass Bank to extend Roberts Realty’s $2,500,000 unsecured, revolving line of credit to September 1, 2009. (The line of credit matured on July 31, 2008 with no outstanding balance.) Under the proposal, interest would accrue at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 4.0%. All other terms and conditions contained in the loan documents would remain in effect. Roberts Realty expects to close the line of credit renewal during the third quarter of 2008.
On August 13, 2008, Roberts Realty received a written proposal from Compass Bank to extend the loan secured by Roberts Realty’s 44-acre Westside land from August 27, 2008 to February 27, 2010. Under the terms of the proposal, Roberts Realty would be required to pay down the principal amount of the loan by $480,000 to $6,000,000. Monthly payments would consist of interest at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 3.75%. All other terms and conditions contained in the loan documents would remain in effect. Roberts Realty expects to close this loan modification during the third quarter of 2008.
On August 13, 2008, Roberts Realty received a written proposal from Compass Bank to extend the loan secured by Roberts Realty’s Addison Place Shops retail center from October 31, 2008 to April 30, 2010. Under the terms of the proposal, Roberts Realty would be required to pay down the principal amount of the loan by $363,547 to $6,000,000. Monthly payments would consist of interest at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 3.5%. All other terms and conditions contained in the loan documents would remain in effect. Roberts Realty expects to close this loan modification during the third quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of June 30, 2008, we owned a 76.41% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.
We own the following properties, all of which are located in north metropolitan Atlanta, Georgia. As of August 5, 2008, our properties are occupied in the percentages shown below.
I.	Properties Under Development/Construction
1.	Northridge, a 10.9-acre tract of undeveloped land zoned for 220 residential units and located adjacent to our Northridge office building.
2.	Sawmill Village, a 22.0-acre tract of undeveloped land zoned for 154 residential units and located in Cumming.
3.
Peachtree Parkway, a 23.5-acre tract of undeveloped land zoned for 292 residential units and located directly across from The Forum shopping center on Peachtree Parkway (Highway 141) in Gwinnett County.

4.
North Springs, a 9.8-acre tract of undeveloped land zoned for 356 residential units, 210,000 square feet of office space, and 56,000 square feet of retail space and located directly across from the North Springs rail station on Peachtree Dunwoody Road in Sandy Springs.

5.	Highway 20, a 38.2-acre tract of undeveloped land zoned for 210 residential units and located in Cumming.
II.	Retail and Office Properties
1.	Bassett Shopping Center, a 19,949-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County, that is 100% occupied.
2.	Spectrum at the Mall of Georgia, a 30,050-square-foot retail center located directly across from the Mall of Georgia in Gwinnett County, that is 61% occupied.
3.
Addison Place Shops, a 39,205-square-foot retail center located at the entrance to the Addison Place apartment community that is 41% occupied. (As described below, we sold the Addison Place apartment community on June 24, 2008.) In addition, during the first quarter of 2008, we completed construction of a 5,088 square foot freestanding building on a 0.8-acre out-parcel located adjacent to the Addison Place Shops. This building is currently available for lease.

4.
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

III.	Retail Property Held for Future Redevelopment
1.
Grand Pavilion, a 62,323-square-foot retail center located in Johns Creek, that is 54% occupied. Grand Pavilion is a 9.1-acre site that was acquired for its location and the opportunity to redevelop it for mixed-use. (This center is part of our retail/office segment.)

IV.	Land Held for Investment
1.	Westside, a 44.0-acre tract of undeveloped land zoned for 326 residential units and a density of 500,000 square feet for education or office use, and located on Westside Parkway in Alpharetta.
Recent Development — Sale of Addison Place
On June 24, 2008, we sold our 403-unit Addison Place apartment community for $60,000,000 to an unrelated buyer. The sale resulted in a gain on sale of $28,347,666. Net cash proceeds at closing totaled approximately $29,300,000, from which we paid a distribution to our shareholders and unitholders on August 5, 2008 equal to $0.66 per share/unit, or $5,006,310 in total. Given the weak U.S. economy and the continued stress in the banking system, we believed the safest course of action was to distribute only $0.66 per share/unit and retain the balance of the sales proceeds for working capital and balance sheet liquidity. Addison Place was designed, developed, and constructed by Roberts Properties, Inc., a non-owned affiliate of our company.
We have accounted for the operations of Addison Place as discontinued operations for the three and six months ended June 30, 2008 and 2007. Accordingly, the analysis and discussion in this Item 2 focuses on the continuing operations of our remaining properties. The sale of Addison Place will affect our future results of operations generally as follows:
•
Reduced Operating Revenues. Operating revenues for Addison Place were $5,397,006 for 2007, or approximately 68.7% of our total operating revenue. Accordingly, our operating revenues will be materially lower during the remainder of 2008 and in 2009 than in 2007.

•
Reduced Income from Operations. Income from operations provided by Addison Place was $1,796,225 for 2007, compared to a total loss from operations of $23,269 for 2007. Accordingly, we expect our income from operations will be materially lower during the remainder of 2008 and in 2009 than in 2007.

•
Reduction in Number of Employees and Associated Costs. Our number of employees has decreased from approximately 12 to 4, and our related costs will decrease materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses will be materially less than the percentage of our revenues represented by Addison Place.

For additional information about the effects of the sale of Addison Place on us, please see Liquidity and Capital Resources — Anticipated Effects of Sale of Addison Place on our Liquidity and Capital Resources below.
Trends
In addition to the effects of the sale of Addison Place as described above, we are experiencing negative operating cash flow as explained in this section. Since our inception in 1994, we have focused primarily on the development, construction, and ownership of multifamily residential communities, including land held for subsequent development. In mid-2004, we sold five apartment communities to a large publicly traded REIT for approximately $109 million, which resulted in net cash proceeds of approximately $47 million. From these net cash proceeds, we distributed $32.5 million, or $4.50 per share/unit, to our shareholders and unitholders. Later in 2004, we sold our St. Andrews apartment community located in Palm Beach County, Florida for $36 million, which resulted in net cash proceeds of approximately $15 million. We reinvested the proceeds from this sale in three tracts of undeveloped land (North Springs, an 82% undivided interest in Peachtree Parkway, and 29.5 acres in Westside) using a Section 1031 tax-deferred exchange. In mid-2005, we sold our Ballantyne Place apartment community located in Charlotte, North Carolina for $37.25 million, which resulted in net cash proceeds of approximately $14 million. We reinvested the proceeds from this sale in three retail centers (Grand Pavilion, Bassett, and Spectrum), undeveloped land (Sawmill Village and Highway 20), and an additional 14.5 acres in Westside using a Section 1031 tax-deferred exchange. The real estate assets we acquired using the Section 1031 tax-deferred exchanges described above included three neighborhood retail centers totaling 112,322 square feet and five tracts of undeveloped land totaling 132 acres.
We currently own six tracts of undeveloped land totaling 148.4 acres. Five of these tracts - Peachtree Parkway, Westside, Highway 20, Sawmill, and North Springs, which we carry on our balance sheet at a combined value of $52,777,548 — are currently encumbered with land loans totaling $22,067,000. Two of these loans, Peachtree Parkway and Highway 20, total $12,252,000 and mature on April 30, 2009. Our Northridge land is the only one of our six tracts of undeveloped land that is not encumbered with a land loan. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continue to be challenged by the current weakness in the national and local economy. Therefore, for these reasons, as well as the absence of the operating cash flow we previously received from our Addison Place apartment community, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.
The current economy is forcing the owners of real estate to go through a painful de-leveraging process. Although we believe we have excellent, well-located assets, a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs as noted above. Our business plan to reduce our negative cash flow includes the following:
1.	lowering the amount of debt on our balance sheet by developing and constructing new apartment communities on the land we own;

2.	starting construction of two new apartment communities, as described below;

3.	completing the leasing of our retail and office properties; and
4.	selling one or more assets.

We may sell one or more assets to independent purchasers or to Roberts Properties or an affiliate of Roberts Properties, and we are considering forming joint ventures and raising equity privately. We would use all or substantial portions of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.
Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we pursue our development/construction activities. We are moving forward with the development and construction of our next two apartment communities totaling 374 residential units. Our Northridge property is a 10.9-acre site located in the City of Sandy Springs, Georgia and is adjacent to our Northridge office building. This property is zoned for mixed-use and will include 220 residential units consisting of one- and two-bedroom apartments along with covered parking for residents. Our Sawmill Village property is a 22-acre site that is zoned for 154 residential units. This property is located at the intersection of Georgia Highway 9 and Old Atlanta Road in Forsyth County. This community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return.
Despite the tough economy, we believe this is a good time to create multifamily assets, and our banks have told us that they will consider making construction loans for that purpose. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and a portion of the Addison Place sales proceeds, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. However, it has been our informal policy since 2003, when we sold Highland Park and distributed $0.55 per share/unit, to pay distributions only from the sales proceeds of properties we sell. As an example, on August 5, 2008, we paid a distribution of $0.66 per share to shareholders and $0.66 per unit to unitholders from the cash proceeds of the sale of Addison Place. Since 1996, we have paid dividends and distributions totaling $9.50 per share/unit, which is equal to an average of $0.73 per share/unit per year for each of the past thirteen years. These dividends and distributions are summarized in the following table.

Year	Distribution

1996	$0.48
1997	$0.58
1998	$0.58
1999	$1.08
2000	$0.74
2001	$0.33
2002	$0.00
2003	$0.55
2004	$4.50
2005	$0.00
2006	$0.00
2007	$0.00
2008	$0.66

Total Dividends and Distributions	$9.50

As described in Note 1 to the unaudited consolidated financial statements included in this report, we have elected to be taxed as a REIT under the Internal Revenue Code and are generally not subject to federal and state income taxation at the corporate level to the extent we distribute annually to our shareholders at least 90% of our taxable income, as defined in the Code, and satisfy certain other requirements. Given those distribution requirements and the amount of the gain on our sale of Addison Place, we may be required to pay distributions to shareholders and unitholders in addition to the distributions of $0.66 per share/unit noted above. We are currently analyzing our tax position and will make a final determination before December 31, 2008 on whether we will be required to pay an additional distribution. Any such distribution will reduce our working capital by an equal amount and will increase our negative operating cash flow. We anticipate that we will make distributions in the future only to the extent required to maintain our status as a REIT for federal income tax purposes.
Results of Operations
Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007
Loss from continuing operations (net of the minority interest of the unitholders in the operating partnership) decreased $364,851, or 38.3%, from $951,830 for the three months ended June 30, 2007 to $586,979 for the three months ended June 30, 2008. We explain below the major variances between the three months ended June 30, 2007 and the three months ended June 30, 2008.
Total operating revenues increased $25,248, or 4.0%, from $638,053 for the three months ended June 30, 2007 to $663,301 for the three months ended June 30, 2008. This increase in operating revenues is due primarily to scheduled rent increases and new leases at our neighborhood retail centers and Northridge office building, offset by a reduction in operating revenue at our Bassett retail center due to a tenant electing not to renew its lease.
Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, was essentially unchanged from $298,809 for the three months ended June 30, 2007 to $297,935 for the three months ended June 30, 2008. This decrease in operating expenses was equal to $874 or 0.3%.
General and administrative expenses increased $7,183, or 1.8%, from $407,918 for the three months ended June 30, 2007 to $415,101 for the three months ended June 30, 2008. This increase was due primarily to a $34,258 increase in bad debt expense at our retail centers, offset by a $27,779 reduction in corporate overhead expenses.
The write-off of fair value/market value of leases (net) decreased $36,930 from $36,930 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008. This decrease was due to one early lease termination at the Grand Pavilion retail center during the second quarter of 2007 compared to no early lease terminations during the second quarter of 2008.
Depreciation expense decreased $10,078, or 3.0%, from $339,916 for the three months ended June 30, 2007 to $329,838 for the three months ended June 30, 2008. This decrease was due primarily to a $22,764 reduction in the amortization of the fair value of leases at the Bassett, Spectrum, and Grand Pavilion retail centers, offset by an $11,849 increase in depreciation expense related to tenant improvements.
Interest income decreased $25,111, or 56.6%, from $44,342 for the three months ended June 30, 2007 to $19,231 for the three months ended June 30, 2008. This decrease was due primarily to a significant decrease in cash available for investment during the second quarter of 2008 compared to the second quarter of 2007.

Interest expense decreased $452,004, or 55.8%, from $809,694 for the three months ended June 30, 2007 to $357,690 for the three months ended June 30, 2008. This decrease was due primarily to:
•
$299,003 of interest expense that was capitalized on our Northridge, Sawmill Village, and Peachtree Parkway land in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost”; and

•
a reduction of $168,970 in interest paid on six floating rate loans (Addison Place Shops, Northridge Office Building, Peachtree Parkway, Highway 20, Sawmill Village, and Westside) due to a decrease in the 30-day LIBOR rate.

These amounts were offset by a $16,761 increase in interest paid on our line of credit due to a balance outstanding on our line of credit during the second quarter of 2008 compared to no balance outstanding during the second quarter of 2007.
Amortization of deferred financing and leasing costs increased $15,349, or 44.1%, from $34,815 for the three months ended June 30, 2007 to $50,164 for the three months ended June 30, 2008. This increase was due primarily to loan costs paid in connection with the renewal of the Peachtree Parkway and Highway 20 land loans in April 2008 and leasing costs paid in connection with a new lease at the Northridge office building.
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
Loss from continuing operations (net of the minority interest of the unitholders in the operating partnership) decreased $651,417, or 34.0%, from $1,918,242 for the six months ended June 30, 2007 to $1,266,825 for the six months ended June 30, 2008. We explain below the major variances between the six months ended June 30, 2007 and the six months ended June 30, 2008.
Total operating revenues increased $67,201, or 5.5%, from $1,224,335 for the six months ended June 30, 2007 to $1,291,536 for the six months ended June 30, 2008. This increase in operating revenues is due primarily to scheduled rent increases and new leases at our neighborhood retail centers and Northridge office building, offset by a reduction in operating revenue at our Bassett retail center due to a tenant electing not to renew its lease.
Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, decreased $16,233, or 2.6%, from $630,940 for the six months ended June 30, 2007 to $614,707 for the six months ended June 30, 2008. This decrease in operating expenses is due primarily to a $37,170 reduction in property tax expense on our six tracts of undeveloped land, offset by a $17,753 increase in landscaping improvements at our retail centers and Northridge office building.
General and administrative expenses increased $45,639, or 5.7%, from $799,113 for the six months ended June 30, 2007 to $844,752 for the six months ended June 30, 2008. This increase was due primarily to:
•	a $35,584 increase related to land, of which $29,250 was for land appraisals;
•	a $6,032 increase in corporate overhead related to the retail/office segment; and
•	a $4,023 increase in corporate overhead related to the corporate segment.

The write-off of fair value/market value of leases (net) decreased $45,598 from $45,598 for the six months ended June 30, 2007 to $0 for the six months ended June 30, 2008. This decrease was due primarily to two early lease terminations at the Grand Pavilion retail center during the first six months of 2007 compared to no early lease terminations during the first six months of 2008.
Depreciation expense decreased $25,227, or 3.7%, from $679,566 for the six months ended June 30, 2007 to $654,339 for the six months ended June 30, 2008. This decrease was due primarily to a $43,640 reduction in the amortization of the fair value of leases at the Bassett, Spectrum, and Grand Pavilion retail centers, offset by an $18,742 increase in depreciation expense related to tenant improvements.
Interest income decreased $69,657, or 72.1%, from $96,606 for the six months ended June 30, 2007 to $26,949 for the six months ended June 30, 2008. This decrease was due primarily to a significant decrease in cash available for investment during the first six months of 2008 compared to the first six months of 2007.
Interest expense decreased $829,644, or 51.7%, from $1,605,047 for the six months ended June 30, 2007 to $775,403 for the six months ended June 30, 2008. This decrease was due primarily to:
•	$574,561 of interest expense that was capitalized on our Northridge, Sawmill Village, and Peachtree Parkway land in accordance with SFAS No. 34, “Capitalization of Interest Cost”; and
•
a $278,941 reduction in interest paid on six floating rate loans (Addison Place Shops, Northridge Office Building, Peachtree Parkway, Highway 20, Sawmill Village, and Westside) due to a decrease in the 30-day LIBOR rate.

These amounts were offset by a $25,745 increase in interest paid on our line of credit due to a balance outstanding on our line of credit during the first six months of 2008 compared to no balance outstanding during the first six months of 2007.
Amortization of deferred financing and leasing costs increased $14,001, or 19.2%, from $72,780 for the six months ended June 30, 2007 to $86,781 for the six months ended June 30, 2008. This increase was due primarily to loan costs paid in connection with the renewal of the Peachtree Parkway and Highway 20 land loans in April 2008 and leasing costs paid in connection with a new lease at the Northridge office building.
Liquidity and Capital Resources
As of the date of this report, we have made significant progress during 2008 with regard to our liquidity and balance sheet flexibility. On June 24, 2008, we closed the sale of our 403-unit Addison Place apartment community for $60,000,000, which resulted in net cash proceeds of approximately $29,300,000. At June 30, 2008, we had $124,643,098 in total assets, of which $26,158,975, or 21%, consisted of cash. From this cash balance, we paid a distribution of $0.66 per share/unit, or $5,006,310 in total, on August 5, 2008 to our shareholders and unitholders of record on July 10, 2008. In addition, we have improved our balance sheet flexibility by extending the maturities on two of our loans, totaling $6,511,471, from August and October 2008 to 2010. Assuming we are able to extend the maturity dates of two loans from Compass Bank (totaling $12,000,000 as extended) to 2010 as we expect, we will have only two land loans totaling $12,252,000 that mature within the next twelve months. These two loans are the $8,175,000 loan on our Peachtree Parkway land and the $4,077,000 loan on our Highway 20 land, both of which mature on April 30, 2009. (If we are able to extend our $2,500,000 line of credit from Compass Bank as we expect, it will mature on September 1, 2009.)

We continue to experience negative operating cash flow and we expect this trend to continue for the foreseeable future. While we believe we have excellent, well-located assets, a high percentage of our assets is invested in undeveloped land. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our land. In addition, the financial performance of our four neighborhood retail centers and office building continue to be challenged by the current weakness in the national and local economy. For these reasons, as well as the absence of the revenue we previously received from our Addison Place apartment community, we expect to continue to generate negative operating cash flow and operate at a loss for the foreseeable future.
Currently, five of our six tracts of undeveloped land are encumbered by land loans totaling $22,067,000 and are generating negative cash flow. Our goal during the next twelve months is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. One way to accomplish this goal would be to sell one or more of our remaining assets and pay down debt with all or a substantial portion of the proceeds. We may sell one or more assets to independent purchasers or to Roberts Properties or an affiliate of Roberts Properties, and we are considering forming joint ventures and raising equity privately. We would use all or a substantial portion of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.
Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we pursue our development/construction activities. We are moving forward with the development and construction of our next two apartment communities totaling 374 residential units. Our Northridge property is a 10.9-acre site located in the City of Sandy Springs, Georgia and is adjacent to our Northridge office building. This property is zoned for mixed-use and will include 220 residential units consisting of one and two-bedroom apartments along with covered parking for residents. Our Sawmill Village property is a 22-acre site that is zoned for 154 residential units. This property is located at the intersection of Georgia Highway 9 and Old Atlanta Road in Forsyth County. This community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return.
As noted above, given the distribution requirements to remain a REIT and the amount of the gain on our sale of Addison Place, we may be required to pay a distribution to shareholders and unitholders in addition to the distributions of $0.66 per share/unit we paid on August 5, 2008. We are currently analyzing our tax position and we will make a final determination prior to December 31, 2008 on whether we will be required to pay an additional distribution. Any such distribution will reduce our working capital by an equal amount and will increase our negative operating cash flow. We anticipate that we will make distributions in the future only to the extent required to maintain our status as a REIT for federal income tax purposes.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007
Cash and cash equivalents increased $25,555,102 during the six months ended June 30, 2008 compared to a decrease of $1,985,338 during the six months ended June 30, 2007. The change is due to an increase in cash provided by investing activities of $56,608,185 and a decrease in cash used in operating activities of $228,614 offset by an increase in cash used in financing activities of $29,296,359, as described in more detail below.
Net cash used in operating activities decreased $228,614 from using $488,572 of cash during the six months ended June 30, 2007 to using $259,958 of cash during the six months ended June 30, 2008. The decrease is due primarily to:
•	a $201,952 reduction in cash provided by discontinued operations (Addison Place);
•	a $116,020 reduction in amounts due to affiliates;
•	a $73,059 reduction in accounts payable and accrued expenses relating to operations;
•	a $45,598 decrease in the write-off of the fair market value of leases; and
•	a $45,272 decrease in other assets;
•	a $40,293 decrease in the amortization of above and below market leases;
•	a $28,838 decrease related to the forfeiture of restricted stock by a former employee; and
•	a $22,707 decrease in security deposits and prepaid rent;
These amounts were offset by an $854,606 reduction in the loss from continuing operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Net cash provided by investing activities increased $56,608,185 from using $972,205 of cash during the six months ended June 30, 2007 to $55,635,980 of cash provided by investing activities during the six months ended June 30, 2008. The increase is due primarily to:
•	net cash of $58,583,695 provided by the sale of Addison Place on June 24, 2008 (before the payment of mortgage notes outstanding); and
•	a $10,493 decrease related to the payment of leasing costs.
These amounts were offset by an increase of $2,028,098 related to the development and construction of real estate assets.
Net cash used in financing activities increased $29,296,359 from using $524,561 of cash during the six months ended June 30, 2007 to using $29,820,920 of cash during the six months ended June 30, 2008. The increase is due primarily to:
•	$28,833,212 of mortgage notes repaid or assumed by the buyer in connection with the sale of Addison Place on June 24, 2008;
•	$400,000 used to pay off the line of credit; and
•	an increase of $85,158 related to the payment of loan costs,
Debt Summary
The table and accompanying footnotes on the following two pages explain our current debt structure, including for each loan: the principal balance at August 5, 2008, and its scheduled balance at maturity, interest rate, maturity date, and monthly payment of principal and interest. The amount shown in the column titled “Balance at Maturity” assumes that we draw the full amount of each loan and make the required principal payments before maturity. The operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty Investors, Inc. is the guarantor on each of the loans listed in the table.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity)
As of August 5, 2008

			Interest	Maturity	Balance at	Monthly		August 5, 2008
	Lender	Interest Terms	Rate (1)	Date	Maturity	Payment		Balance

Revolving $2,500,000 Line of Credit (2) (3)	Compass Bank	LIBOR plus 175 basis points (b.p.)	4.21%	07/31/08	$—	Interest only		$—

Westside Land Loan (3)	Compass Bank	LIBOR plus 175 b.p.	4.21%	08/27/08	6,480,000	Interest only		6,480,000

Addison Place Shops (4)	Compass Bank	LIBOR plus 185 b.p.	4.31%	10/30/08	6,500,000	Interest only		6,363,547

Peachtree Parkway Land Loan (5)	Wachovia Bank	LIBOR plus 375 b.p.	6.21%	04/30/09	8,175,000	Interest only		8,175,000

Highway 20 Land Loan (5)	Wachovia Bank	LIBOR plus 375 b.p.	6.21%	04/30/09	4,077,000	Interest only		4,077,000

Sawmill Village Land Loan (6)	Bank of North Georgia	LIBOR plus 175 b.p.	4.21%	02/28/10	3,000,000	Interest only		3,000,000

Northridge Office Building (6) (7)	Bank of North Georgia	LIBOR plus 200 b.p.	4.46%	09/10/10	2,911,667	$13,333	(4)	3,245,000

Grand Pavilion Retail Center (8)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	6,016,331	$40,565		6,683,771

Spectrum Retail Center (8)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,545,747	$31,273		5,099,221

Bassett Retail Center (8)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,343	$21,853		2,625,445

Totals					$43,649,088			$45,748,984

(1)	The interest rate shown for variable-rate debt is as of August 5, 2008.

(2)	On August 13, 2008, we received a written proposal from Compass Bank to renew this loan; see Short-Term Debt on the following page.

(3)	This loan has an interest rate floor of 3.75%. On August 13, 2008, we received a written proposal from Compass Bank to extend this loan; see Short-Term Debt on the following page.

(4)	This loan has an interest rate floor of 3.50%. On August 13, 2008, we received a written proposal from Compass Bank to extend this loan; see Short-Term Debt on the following page.

(5)
On April 28, 2008, we extended the maturity of the $8,175,000 Peachtree Parkway land loan and the $4,077,000 Highway 20 land loan to April 30, 2009 with Wachovia Bank. For a description of the material terms of these loan extensions, see Note 4 — Notes Payable, to the unaudited consolidated financial statements included in this report.

(6)
Each of these loans has an interest rate floor of 3.75%. On July 23, 2008, we extended the maturity of the $3,335,000 Sawmill Village land loan and the $3,619,149 Northridge Office Building loan to February 28, 2010 and September 10, 2010, respectively. For a description of the material terms of these loan extensions, see Note 9 — Subsequent Events, to the unaudited consolidated financial statements included in this report.

(7)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(8)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves. Prepayment of the loan is not an option.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of August 5, 2008

	Principal
Calendar Year	Payments	Properties with Balloon Payments

2008 (1)	$12,950,421	Westside land and Addison Place Shops retail center
2009	12,502,769	Peachtree Parkway land and Highway 20 land
2010	6,511,471	Sawmill Village land and Northridge office building
2011	283,180
2012	299,612
Thereafter	13,201,531	Bassett, Spectrum, and Grand Pavilion retail centers

Total	$45,748,984

(1)
As described below, we received a written proposal from Compass Bank on August 13, 2008 to extend the maturity dates of the two loans secured by our Westside land and Addison Place Shops retail center. If we close both these loans with Compass Bank as we expect to do in the third quarter of 2008, our 2008 principal payments as shown in the above table will be reduced by $12,843,547 to $106,874 and our 2010 principal payments will be increased by $12,000,000 to $18,511,471.

Short-Term Debt
We have a total of $25,095,547 in debt that matures on or before August 5, 2009. The following describes this short-term debt, listed in order of maturity.
Unsecured Line of Credit. Until it matured on July 31, 2008 with no outstanding balance, we had a $2,500,000 unsecured line of credit from Compass Bank to provide funds for short-term working capital purposes. The line of credit had an interest rate equal to the 30-day LIBOR rate plus 175 basis points. On August 13, 2008, we received a written proposal from Compass Bank to extend our line of credit to September 1, 2009. Under the proposal, interest would accrue at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 4% per annum. All other terms and conditions contained in the loan documents would remain in effect. We expect to close the line of credit renewal during the third quarter of 2008.
Westside Land Loan. On June 30, 2005, we acquired 14.5 acres of undeveloped land on Westside Parkway, located adjacent to the Westside land we acquired in December 2004. This acquisition increased our total investment in Westside to 44.0 acres, which we are currently holding for investment. On September 27, 2005, we closed a $6,480,000, interest-only loan from Compass Bank secured by our investment in the Westside land. The interest rate on the loan is equal to the 30-day LIBOR rate plus 175 basis points, and the maturity date is August 27, 2008. At August 5, 2008, the outstanding balance on the loan was $6,480,000, and the interest rate was 4.21%. On August 13, 2008, we received a written proposal from Compass Bank to extend the loan from August 27, 2008 until February 27, 2010. Under the terms of the proposal, we would be required to pay down the principal amount of the loan by $480,000 to $6,000,000. Monthly payments would consist of interest at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 3.75%. All other terms and conditions contained in the loan documents would remain in effect. We expect to close this loan modification during the third quarter of 2008.

Addison Place Shops. On May 30, 2003, we closed a $6,500,000 construction loan from Compass Bank to fund the construction of our Addison Place Shops retail center. The loan is secured by the land and improvements, bears interest at the 30-day LIBOR rate plus 185 basis points, and as extended, is scheduled to mature on October 31, 2008. At August 5, 2008, the outstanding balance on the loan was $6,363,547, and the interest rate was 4.31%. On August 13, 2008, we received a written proposal from Compass Bank to extend the loan from October 31, 2008 to April 30, 2010. Under the terms of the proposal, we would be required to pay down the principal amount of the loan by $363,547 to $6,000,000. Monthly payments would consist of interest at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 3.5%. All other terms and conditions contained in the loan documents would remain in effect. We expect to close this loan modification during the third quarter of 2008.
Peachtree Parkway Land Loan. On December 6, 2006, we obtained an $8,175,000 interest-only loan from Wachovia Bank at an interest rate equal to the 30-day LIBOR rate plus 175 basis points. The loan is secured by the Peachtree Parkway land, a 23.5-acre tract of undeveloped land located in Gwinnett County. On December 6, 2007, we extended the maturity date of the loan from December 6, 2007 to March 31, 2008 at an interest rate equal to the 30-day LIBOR rate plus 250 basis points. On April 28, 2008, we entered into an agreement with Wachovia Bank to extend the maturity date of the loan to April 30, 2009. At August 5, 2008, the outstanding balance on the loan was $8,175,000, and the interest rate was 6.21%. For a description of the material terms of this loan extension, see Note 4 to the consolidated financial statements included in this report.
Highway 20 Land Loan. On January 31, 2006, we closed a $4,077,000, interest-only loan from Wachovia Bank at an interest rate equal to the 30-day LIBOR rate plus 175 basis points. The loan is secured by the Highway 20 land, a 38.2-acre tract of undeveloped land located in Cumming. On January 26, 2007, we extended the maturity date of the loan from January 31, 2007 to January 31, 2008 with no change in the interest rate. On December 6, 2007, we extended the maturity date of the loan from January 31, 2008 to April 30, 2008 at an interest rate equal to the 30-day LIBOR rate plus 250 basis points. On April 28, 2008, we entered into an agreement with Wachovia Bank to extend the maturity date of the loan to April 30, 2009. At August 5, 2008, the outstanding balance on the loan was $4,077,000, and the interest rate was 6.21%. For a description of the material terms of this loan extension, see Note 4 to the unaudited consolidated financial statements included in this report.
Long-Term Debt
With respect to the debt that matures after August 5, 2009, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay it at maturity. Our goal during the next twelve months is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. We may sell one or more assets to independent purchasers or to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or substantial portions of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.

Effect of Floating Rate Debt
We have six loans and one line of credit that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $31,450,547 at August 5, 2008, bear interest at rates ranging from 175 to 350 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans will increase our interest expense and will do so in the future if rates were to continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $313,405 per year and adversely affect our liquidity and capital resources to that degree. Under the terms of the loan extensions for our Peachtree Parkway and Highway 20 land loans, our interest rate increased by 100 basis points to 350 basis points over the 30-day LIBOR rate for the first 90 days through July 31, 2008 and will increase an additional 25 basis points for each 90 days thereafter. Assuming the 30-day LIBOR rate remains constant, these loan extensions will increase the interest we pay on these two loans through their April 30, 2009 maturity by approximately $175,278.
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

		Total
		Amount
	Total	Incurred	Remaining
	Contract	Through	Contractual
	Amount	August 5, 2008	Commitment

North Springs	$1,780,000	$1,780,000	$—
Peachtree Parkway	1,460,000	1,460,000	—
Sawmill Village	770,000	577,500	192,500
Highway 20 Cumming	1,050,000	210,000	840,000

Total	$5,060,000	$4,027,500	$1,032,500

Construction Contracts. From time to time, we enter into construction contracts in the normal course of business with Roberts Construction. Between 2003 and 2007, we entered into six construction contracts with Roberts Construction on six different projects. Terms of the construction contracts are cost plus 10%. Five of the six construction contracts have not been completed as of August 5, 2008. Construction of the 5,088 square foot addition to the Addison Place Shops, which was entered into with Roberts Construction on May 11, 2007, was completed during the first quarter of 2008.
Anticipated Effects of Sale of Addison Place on our Liquidity and Capital Resources
As described above, we sold Addison Place on June 24, 2008. We anticipate that our future liquidity and capital resources will be generally affected as follows:
•
Increased Working Capital. We received net cash proceeds of approximately $29,300,000 from the sale of Addison Place and have approximately $24,293,000 remaining in cash after the payment of distributions to our shareholders and unitholders on August 5, 2008. We may be required to pay addition distributions to maintain our status as a REIT as noted above.

•
Net Cash Provided by Operating Activities from Continuing Operations. A significant portion of the net cash provided by operating activities from continuing operations has in the past been provided by Addison Place. Accordingly, we expect net cash provided by operating activities from continuing operations to be materially lower during the remainder of 2008 and calendar year 2009 than in 2007.

•
Reduced Operating Revenue. Operating revenues for Addison Place were $5,397,006 for 2007, or approximately 68.7% of our total operating revenue. Accordingly, we expect our revenues to be materially lower during the remainder of 2008 and in 2009 than in 2007.

•	Reduced Mortgage Notes Payable. As of the date we closed the sale of Addison Place, we reduced our mortgage debt by a total of $28,833,212.
•
Reduced Monthly Mortgage Payments. Monthly mortgage payments for Addison Place were $193,555, or 43.1%, of our total monthly mortgage payments for May 2008, the last month during which we owned Addison Place for the full month. Our monthly mortgage payments have been reduced by this amount.

•
Reduced Interest Expense. Interest expense for Addison Place was $1,926,250, or 43.3%, of our total interest expense for 2007. Accordingly, our interest expense will be materially lower in 2008 than in 2007.

Short-and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on mortgage debt. We are currently using the cash proceeds from the sale of our Addison Place apartment community to meet our short-term liquidity requirements, including general and administrative expenses, and improvements and renovations at existing communities. If we are unable to secure construction and permanent financing or otherwise refinance our short-term debt, especially if we are required to pay additional distributions from the Addison Place sale proceeds, we may be forced to sell one or more properties to repay our short-term debt. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary, from the sale of properties. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and the proceeds of the sale of Addison Place, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
Inflation
Because our retail and office leases typically include an escalation factor that provides for annual rents to increase by a specified percentage, we believe this reduces our risk of the adverse effects of inflation.
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
Asset Impairment Evaluation
We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making assumptions about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At August 5, 2008, we did not own any real estate assets that meet the impairment criteria of SFAS No. 144.
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of FASB Statement No. 115.” SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and to the non-controlling interest. The provisions of SFAS 160 are effective for fiscal years beginning after November 15, 2008. We are evaluating the possible effects of the adoption of SFAS 160 on our financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133; and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of SFAS No. 161, we will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS No. 161 will not affect our consolidated financial statements, as it is disclosure-only in nature.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Remediation Plan
Through the quarter ended June 30, 2008, management has implemented or plans to implement the following measures to remediate the material weakness in our IT general controls described above:
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

Changes in Internal Controls
Except as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we, the operating partnership, nor real estate assets we own are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to the operating partnership or to us.
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
At August 5, 2008, we have four loans totaling $25,095,547 that mature during the next 12 months. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described above, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description of Exhibit

10.1
Sales Contract dated April 16, 2008 between Roberts Properties Residential, L.P. and The Connor Group, A Real Estate Investment Firm, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 16, 2008.]

10.2
Second Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralizationof Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 28, 2008.]

10.3
Third Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralizationof Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Highway 20). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 28, 2008.]

10.4
Deed to Secure Debt and Assignment of Rents dated April 28, 2008, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 28, 2008.]

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
Date: August 14, 2008

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