Form 10-Q
period 2008-09-30
ROBERTS REALTY INVESTORS INC
filed 2008-11-14
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13183
Roberts Realty Investors, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2122873

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

450 Northridge Parkway, Suite 302 Sandy Springs, Georgia	30326

(Address of Principal Executive Offices)	(Zip Code)
(770) 394-6000
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding shares of the registrant’s common stock on November 6, 2008 was 5,796,893.

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
Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans, including development and construction of new multifamily apartment communities and the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this report and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
REAL ESTATE ASSETS — At cost:
Land	$11,375,734	$11,116,360
Buildings and improvements	26,821,272	27,598,225
Furniture, fixtures and equipment	619,218	339,286

	38,816,224	39,053,871
Less accumulated depreciation	(3,588,027)	(2,740,021)

Operating real estate assets	35,228,197	36,313,850
Construction in progress and real estate under development	51,692,164	49,487,604
Land held for investment	9,009,124	9,009,124
Property held for sale (net)	—	30,107,548

Net real estate assets	95,929,485	124,918,126

CASH AND CASH EQUIVALENTS	17,912,293	603,873

RESTRICTED CASH	997,080	326,410

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $512,853 and $373,318 at September 30, 2008 and December 31, 2007, respectively	376,037	297,514

FAIR VALUE OF LEASES — Net of accumulated amortization of $485,456 and $398,697 at September 30, 2008 and December 31, 2007, respectively	392,820	519,364

OTHER ASSETS — Net	418,121	410,750

Other assets (net) related to discontinued operations	11,361	374,955

	$116,037,197	$127,450,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$14,350,680	$14,526,170
Construction notes payable	9,205,000	10,076,030
Land notes payable	21,252,000	22,067,000
Line of credit payable	—	400,000
Insurance premium note payable	—	90,073
Accounts payable and accrued expenses	908,198	783,923
Due to affiliates	37,536	210,235
Security deposits and prepaid rents	154,791	171,535
Dividend payable	1,015	—
Accounts payable and accrued expenses related to discontinued operations	37,080	29,357,559

Total liabilities	45,946,300	77,682,525

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	16,534,443	11,715,497

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 5,795,713 and 5,812,463 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	57,957	58,125
Additional paid-in capital	27,557,284	27,714,196
Unamortized restricted stock compensation	—	(123,351)
Retained earnings	25,941,213	10,404,000

Total shareholders’ equity	53,556,454	38,052,970

	$116,037,197	$127,450,992

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$579,969	$534,901	$1,687,433	$1,551,692
Other operating income	73,465	85,526	257,537	293,071

Total operating revenues	653,434	620,427	1,944,970	1,844,763

OPERATING EXPENSES:
Personnel	18,117	4,096	41,436	31,041
Utilities	54,021	51,557	158,397	154,016
Repairs, maintenance and landscaping	48,667	40,905	143,162	113,249
Real estate taxes	178,707	154,751	522,930	539,748
Marketing, insurance and other	25,304	22,253	73,599	66,448
General and administrative expenses	434,240	398,657	1,278,992	1,197,771
Write-off of fair value/market value of leases (net)	—	—	—	45,598
Impairment loss on real estate	1,255,000	—	1,255,000	—
Depreciation of real estate assets	331,722	338,583	986,061	1,018,148

Total operating expenses	2,345,778	1,010,802	4,459,577	3,166,019

LOSS FROM OPERATIONS	(1,692,344)	(390,375)	(2,514,607)	(1,321,256)

OTHER INCOME (EXPENSE):
Interest income	156,211	28,623	183,160	125,229
Interest expense	(332,678)	(457,145)	(1,108,081)	(2,062,192)
Legal settlement	—	60,000	—	60,000
Amortization of deferred financing & leasing costs	(52,753)	(34,409)	(139,534)	(107,189)

Total other expense	(229,220)	(402,931)	(1,064,455)	(1,984,152)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(1,921,564)	(793,306)	(3,579,062)	(3,305,408)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	453,297	187,062	843,943	780,737

LOSS FROM CONTINUING OPERATIONS	(1,468,267)	(606,244)	(2,735,119)	(2,524,671)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 3)	34	(71,081)	22,096,778	(171,843)

NET (LOSS) INCOME	$(1,468,233)	$(677,325)	$19,361,659	$(2,696,514)

INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic	$(0.25)	$(0.11)	$(0.47)	$(0.43)
Income (loss) from discontinued operations — basic	0.00	(0.01)	3.81	(0.03)

Net (loss) income — basic	$(0.25)	$(0.12)	$3.34	$(0.46)

Loss from continuing operations — diluted	$(0.25)	$(0.11)	$(0.47)	$(0.43)
Income (loss) from discontinued operations — diluted	0.00	(0.01)	3.81	(0.03)

Net (loss) income — diluted	$(0.25)	$(0.12)	$3.34	$(0.46)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$19,361,659	$(2,696,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of minority interest	(22,096,778)	171,843
Minority interest of unitholders in the operating partnership	(843,943)	(780,737)
Depreciation and amortization	1,125,596	1,123,700
Amortization of above and below market leases	17,764	76,213
Write-off of fair value/market value of leases, net	—	45,598
Impairment loss on real estate	1,255,000	—
Amortization of deferred compensation	21,001	66,192
Forfeiture of restricted stock	(28,838)	—
Change in assets and liabilities:
Increase in other assets, net	(36,646)	(106,086)
Increase in restricted cash	(670,670)	(28,350)
Decrease in security deposits and prepaid rent	(16,745)	(6,896)
Decrease in due to affiliates	(127,275)	(14,073)
Increase in accounts payable and accrued expenses related to operations	511,188	253,016

Net cash used in operating activities from continuing operations	(1,528,687)	(1,896,094)
Net cash provided by operating activities from discontinued operations	608,007	1,280,836

Net cash used in operating activities	(920,680)	(615,258)

INVESTING ACTIVITIES:
Payment of leasing costs	(38,887)	(51,672)
(Decrease) increase in due to affiliates	(45,424)	7,072
Decrease in accounts payable and accrued expenses related to investing activities	(401,389)	(39,456)
Development and construction of real estate assets	(3,221,913)	(1,454,391)

Net cash used in investing activities from continuing operations	(3,707,613)	(1,538,447)
Net cash provided by (used in) investing activities from discontinued operations	58,477,108	(81,657)

Net cash provided by (used in) investing activities	54,769,495	(1,620,104)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(175,490)	(167,720)
Payment of loan costs	(179,170)	(34,433)
Repayment of construction note payable	(871,030)	(106,667)
Repayment of land notes payable	(815,000)	—
Proceeds from insurance premium note payable	—	166,825
Repayment of insurance premium note payable	(90,073)	(142,230)
Repayment of line of credit	(400,000)	—
Payment of distribution to shareholders and unitholders	(5,005,586)	—
Increase in accounts payable and accrued expenses related to financing activities	15,492	10,863

Net cash used in financing activities from continuing operations	(7,520,857)	(273,362)
Net cash used in financing activities from discontinued operations	(29,019,538)	(297,230)

Net cash used in financing activities	(36,540,395)	(570,592)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,308,420	(2,805,954)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	603,873	4,408,475

CASH AND CASH EQUIVALENTS, END OF PERIOD	17,912,293	$1,602,521

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $877,555 and $345,792 for the nine months ended September 30, 2008 and September 30, 2007, respectively	$2,017,766	$3,452,263

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Development and construction of real estate assets due to, but not paid to, affiliates	$33,892	$7,072

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
Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”). As a REIT, Roberts Realty is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders.  As a REIT, Roberts Realty generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders If Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed taxable income in the future. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.
Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction”), together referred to as the “Roberts Companies.” Mr. Charles S. Roberts, the Chief Executive Officer and Chairman of the Board of Directors of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. These contracts relate to the development and construction of real estate assets and, from time to time, the acquisition of real estate. See Note 7 — Related Party Transactions.
Roberts Realty sold its 403-unit Addison Place apartment community on June 24, 2008. See Note 3, Discontinued Operations.
2. BASIS OF PRESENTATION
Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States for interim financial information and in conformity with the rules and regulations of the SEC. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2007. Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these notes.
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

For the three and nine months ended September 30, 2008 and 2007, income from discontinued operations consisted of the operating activities of the 403-unit Addison Place apartment community, which Roberts Realty sold on June 24, 2008. The sales price for Addison Place was $60,000,000, which resulted in a net gain on sale of $28,347,666. The following table summarizes revenue and expenses classified as discontinued operations for the three and nine months ended September 30, 2008 and 2007 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

OPERATING REVENUES:
Rental operations	$—	$1,329,465	$2,544,434	$3,751,863
Other operating income	2,808	78,340	161,737	201,347

Total operating revenues	2,808	1,407,805	2,706,171	3,953,210

OPERATING EXPENSES:
Personnel	(1,108)	137,932	300,165	383,546
Utilities	(480)	74,228	136,715	248,492
Repairs, maintenance and landscaping	(1,788)	126,719	306,491	346,159
Real estate taxes	(5,563)	233,060	287,463	452,660
Marketing, insurance and other	5,001	81,465	139,049	223,822
General and administrative expenses	6,702	11,592	35,386	24,395
Depreciation of real estate assets	—	343,144	—	1,027,326

Total operating expenses	2,764	1,008,140	1,205,269	2,706,400

INCOME FROM OPERATIONS	44	399,665	1,500,902	1,246,810

OTHER INCOME (EXPENSE):
Interest income	—	—	—	—
Interest expense	—	(483,299)	(915,624)	(1,443,656)
Amortization of deferred financing & leasing costs	—	(9,379)	(18,029)	(28,138)

Total other expense	—	(492,678)	(933,653)	(1,471,794)

INCOME (LOSS) BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSET	44	(93,013)	567,249	(224,984)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(10)	21,932	(133,757)	53,141

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET	34	(71,081)	433,492	(171,843)

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest of unitholders in the operating partnership	—	—	21,663,286	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$34	$(71,081)	$22,096,778	$(171,843)

The following supplemental pro forma financial information is presented for the three and nine months ended September 30, 2008 and 2007. The pro forma financial information is based upon Roberts Realty’s historical Consolidated Statements of Operations, adjusted as if the sale of Addison Place occurred at the beginning of each of the periods presented. The supplemental pro forma financial information is not necessarily indicative of future results or of actual results that would have been achieved had the sale of Addison Place been consummated at the beginning of each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

PRO FORMA:
Operating revenues	$653,434	$620,427	$1,944,970	$1,844,763
Loss from continuing operations before minority interest	$(1,921,564)	$(793,306)	$(3,579,062)	$(3,305,408)
Net loss available to common shareholders	$(1,468,267)	$(606,244)	$(2,735,119)	$(2,524,671)
Per share information:
Basic	$(0.25)	$(0.11)	$(0.47)	$(0.43)
Diluted	$(0.25)	$(0.11)	$(0.47)	$(0.43)
4. NOTES PAYABLE
This note describes the material changes in Roberts Realty’s debt since December 31, 2007.
Sale of Addison Place and Repayment of Loans Secured by Addison Place. Until Roberts Realty sold the Addison Place townhome community on June 24, 2008, the property secured a loan that was scheduled to mature on November 15, 2009. On the closing date, Roberts Realty repaid the $8,561,263 balance of the loan and paid an early termination fee of $490,599.
Until Roberts Realty sold the Addison Place apartment community on June 24, 2008, the property secured a loan that was scheduled to mature on May 1, 2015. On the closing date, the purchaser of Addison Place assumed the $20,271,949 balance of the loan. Neither the operating partnership nor Roberts Realty has any further liability under the loan.
Construction/Permanent Loans. Roberts Realty’s Northridge Office Building secures a loan with a principal balance of $3,205,000 as of September 30, 2008. On July 23, 2008, Roberts Realty paid down the principal amount of the loan by $374,000 and extended the maturity date to September 10, 2010.
Roberts Realty’s Addison Place Shops retail center secures a loan with a principal balance of $6,000,000 as of September 30, 2008. On August 28, 2008, Roberts Realty paid down the principal amount of the loan by $363,000 and extended the maturity date to April 30, 2010.
Land Loans. Roberts Realty’s Westside land secures a loan with a principal balance of $6,000,000 as of September 30, 2008. On August 28, 2008, the maturity date of this loan was extended to February 27, 2010 and Roberts Realty paid down the principal amount of this loan by $480,000.
Roberts Realty’s Sawmill Village land secures a loan with a principal balance of $3,000,000 as of September 30, 2008. On July 23, 2008, the maturity date of this loan was extended to February 28, 2010 and Roberts Realty paid down the principal amount of the loan by $335,000.

Roberts Realty’s Highway 20 land secures a loan with a principal balance of $4,077,000 as of September 30, 2008. On April 28, 2008, the maturity date of this loan was extended from April 30, 2008 to April 30, 2009. Roberts Realty’s Peachtree Parkway land secures a loan from the same lender with a principal balance of $8,175,000 as of September 30, 2008. On April 28, 2008, the maturity date of the loan was extended from March 31, 2008 to April 30, 2009. In April 2008, to provide additional security for both the Highway 20 and Peachtree Parkway land loans, Roberts Realty granted the lender a security interest in the previously unencumbered North Springs property. Under the terms of the loan extension, the Peachtree Parkway loan, Highway 20 loan, and the additional security interest in North Springs are cross-defaulted and cross-collateralized with one another.
Line of Credit. Roberts Realty has a $2,500,000 unsecured, revolving line of credit to provide funds for short-term working capital purposes. The line of credit matures on September 1, 2009. At September 30, 2008, there was no outstanding balance on the line of credit.
5. SHAREHOLDERS’ EQUITY
Exchanges of Units for Shares. During the three and nine months ended September 30, 2008, no operating partnership units were exchanged for shares. During the three months ended September 30, 2007, no operating partnership units were exchanged for shares. During the nine months ended September 30, 2007, a total of 7,088 operating partnership units were exchanged for an equal number of shares. Each exchange was reflected in the accompanying consolidated financial statements at book value.
Dividends and Distributions. On June 24, 2008, the board of directors of Roberts Realty declared a special distribution of $0.66 per share/unit that was paid August 5, 2008 to the shareholders and unitholders of record on July 10, 2008. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001. See Note 9, Commitments and Contingencies – Distribution in Early 2009 to Meet REIT Tax Requirements.
Restricted Stock. Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of up to 400,000 shares of restricted stock to employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.
During the third quarter of 2006, Roberts Realty adopted the provisions of SFAS No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance with SFAS 123R. Under the fair value provisions of SFAS 123R, share-based compensation cost is measured at the date of grant based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. Compensation expense was $0 and $7,626 for the three months ended September 30, 2008 and September 30, 2007, respectively. Compensation (income) expense was $(7,837) and $66,192 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

The following tables show the restricted stock activity for the three and nine months ended September 30, 2008 and September 30, 2007 (in shares).

Three Months Ended	Beginning				Ending
September 30,	Balance	Grants	Forfeited	Vested	Balance

2008	0	0	0	0	0
2007	19,386	0	0	0	19,386

Nine Months Ended	Beginning				Ending
September 30,	Balance	Grants	Forfeited	Vested	Balance

2008	19,386	2,000	18,750	2,636	0
2007	1,350	25,000	0	6,964	19,386
Earnings Per Share. The reconciliations of income available to common shareholders and the weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loss from continuing operations — basic	$(1,921,564)	$(793,306)	$(3,579,062)	$(3,305,408)
Minority interest of unitholders in the operating partnership in income (loss) attributable to continuing operations	453,297	187,062	843,943	780,737

Loss from continuing operations — diluted	$(1,468,267)	$(606,244)	$(2,735,119)	$(2,524,671)

Income (loss) from discontinued operations — basic	$44	$(93,013)	$28,914,915	$(224,984)
Minority interest of unitholders in the operating partnership in (loss) income attributable to discontinued operations	(10)	21,932	(6,818,137)	53,141

Income (loss) from discontinued operations — diluted	$34	$(71,081)	$22,096,778	$(171,843)

Net (Loss) income — diluted	$(1,468,233)	$(677,325)	$19,361,659	$(2,696,514)

Weighted average shares — basic	5,795,713	5,809,546	5,800,458	5,802,514
Dilutive securities — weighted average units	1,789,605	1,792,522	1,789,605	1,794,243

Weighted average shares — diluted	7,585,318	7,602,068	7,590,063	7,596,757

6. SEGMENT REPORTING
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty’s chief operating decision maker is Mr. Roberts, its Chief Executive Officer.

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
The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended September 30, 2008. The multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Three Months Ended September 30, 2008

	Multifamily	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$—	$576,800	$3,169	$—	$579,969
Other operating income	—	69,645	—	3,820	73,465

Total operating revenues from consolidated entities	—	646,445	3,169	3,820	653,434

Operating expenses — continuing	—	(281,071)	(69,713)	(408,272)	(759,056)
Impairment loss on real estate	—	(1,255,000)	—	—	(1,255,000)
Depreciation and amortization expense	—	(328,316)	—	(3,406)	(331,722)

Total operating expenses from consolidated entities	—	(1,864,387)	(69,713)	(411,678)	(2,345,778)

Other (expense) income	—	(350,985)	(32,366)	154,131	(229,220)

Loss from continuing operations before minority interest	—	(1,568,927)	(98,910)	(253,727)	(1,921,564)

Minority interest of unitholders in the operating partnership	—	370,110	23,333	59,854	453,297

Loss from continuing operations	—	(1,198,817)	(75,577)	(193,873)	(1,468,267)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	34	—	—	—	34

Net income (loss)	$34	$(1,198,817)	$(75,577)	$(193,873)	$(1,468,233)

Total assets at September 30, 2008	$11,361	$36,833,038	$60,804,278	$18,388,520	$116,037,197

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended September 30, 2007. The multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Three Months Ended September 30, 2007

	Multifamily	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$—	$531,732	$3,169	$—	$534,901
Other operating income	—	85,459	—	67	85,526

Total operating revenues from consolidated entities	—	617,191	3,169	67	620,427

Operating expenses — continuing	—	(263,443)	(32,500)	(376,276)	(672,219)
Depreciation and amortization expense	—	(333,991)	—	(4,592)	(338,583)

Total operating expenses from consolidated entities	—	(597,434)	(32,500)	(380,868)	(1,010,802)

Other (expense) income	—	(364,729)	(64,295)	26,093	(402,931)

Loss from continuing operations Before minority interest	—	(344,972)	(93,626)	(354,708)	(793,306)

Minority interest of unitholders in the operating partnership	—	81,345	22,077	83,640	187,062

Loss from continuing operations	—	(263,627)	(71,549)	(271,068)	(606,244)

Loss from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	(71,081)	—	—	—	(71,081)

Net loss	$(71,081)	$(263,627)	$(71,549)	$(271,068)	$(677,325)

Total assets at September 30, 2007	$30,854,618	$38,419,442	$57,383,699	$1,787,828	$128,445,587

The following table summarizes the operating results of Roberts Realty’s reportable segments for the nine months ended September 30, 2008. The multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Nine Months Ended September 30, 2008

	Multifamily	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$—	$1,677,927	$9,506	$—	$1,687,433
Other operating income	—	253,717	—	3,820	257,537

Total operating revenues from consolidated entities	—	1,931,644	9,506	3,820	1,944,970

Operating expenses — continuing	—	(853,339)	(237,357)	(1,127,820)	(2,218,516)
Impairment loss on real estate	—	(1,255,000)	—	—	(1,255.000)
Depreciation and amortization expense	—	(974,550)	—	(11,511)	(986,061)

Total operating expenses from consolidated entities	—	(3,082,889)	(237,357)	(1,139,331)	(4,459,577)

Other (expense) income	—	(1,085,507)	(124,884)	145,936	(1,064,455)

Loss from continuing operations before minority interest	—	(2,236,752)	(352,735)	(989,575)	(3,579,062)

Minority interest of unitholders in the operating partnership	—	527,426	83,175	233,342	843,943

Loss from continuing operations	—	(1,709,326)	(269,560)	(756,233)	(2,735,119)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	22,096,778	—	—	—	22,096,778

Net income (loss)	$22,096,778	$(1,709,326)	$(269,560)	$(756,233)	$19,361,659

Total assets at September 30, 2008	$11,361	$36,833,038	$60,804,278	$18,388,520	$116,037,197

The following table summarizes the operating results of Roberts Realty’s reportable segments for the nine months ended September 30, 2007. The multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Pace Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104.4 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Nine Months Ended September 30, 2007

	Multifamily	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$—	$1,541,307	$10,319	$66	$1,551,692
Other operating income	—	268,722	—	24,349	293,071

Total operating revenues from consolidated entities	—	1,810,029	10,319	24,415	1,844,763

Operating expenses — continuing	—	(846,864)	(202,788)	(1,098,219)	(2,147,871)
Depreciation and amortization expense	—	(1,002,535)	—	(15,613)	(1,018,148)

Total operating expenses from consolidated entities	—	(1,849,399)	(202,788)	(1,113,832)	(3,166,019)

Other (expense) income	—	(1,212,364)	(889,041)	117,253	(1,984,152)

Loss from continuing operations Before minority interest	—	(1,251,734)	(1,081,510)	(972,164)	(3,305,408)

Minority interest of unitholders in the operating partnership	—	295,659	255,453	229,625	780,737

Loss from continuing operations	—	(956,075)	(826,057)	(742,539)	(2,524,671)

Loss from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 3)	(171,843)	—	—	—	(171,843)

Net loss	$(171,843)	$(956,075)	$(826,057)	$(742,539)	$(2,696,514)

Total assets at September 30, 2007	$30,854,618	$38,419,442	$57,383,699	$1,787,828	$128,445,587

7. RELATED PARTY TRANSACTIONS
Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction. Mr. Charles S. Roberts, the Chief Executive Officer and Chairman of the Board of Directors of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets and, from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. Under the charter for the audit committee of Roberts Realty’s board of directors, related party transactions are also subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with those policies.
Design and Development Agreements with Roberts Properties. Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into design and development agreements with Roberts Properties for the following properties: Peachtree Parkway, Sawmill Village, and Highway 20. Roberts Realty has entered into similar agreements with Roberts Properties since Roberts Realty’s inception in 1994 (as did the predecessor limited partnerships) for apartment communities such as Addison Place, Ballentyne Place (Charlotte, NC), Veranda Chase, Ivy Brook, Highland Park, Preston Oaks, and Rosewood Plantation, all of which Roberts Properties designed and developed.
The financial terms of the agreements are generally $5,000 per residential unit payable over the development period. The following table summarizes the three design and development agreements listed above.

		Total
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	Sept 30, 2008	Commitment

Peachtree Parkway	$1,460,000	$1,460,000	$—
Sawmill Village	770,000	462,000	308,000
Highway 20	1,050,000	100,000	950,000

Totals	$3,280,000	$2,022,000	$1,258,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10% construction contracts with Roberts Construction for the following projects: Northridge, Peachtree Parkway, North Springs, Sawmill Village, Highway 20, and a 5,088 square foot addition to the Addison Place Shops. Only the addition to the Addison Place Shops was completed as of September 30, 2008. See Note 9, Commitments and Contingencies, for more information. Roberts Realty has entered into similar construction contracts with Roberts Construction since Roberts Realty’s inception in 1994 (as did the predecessor limited partnerships) for apartment communities such as Addison Place, Ballentyne Place (Charlotte, NC), Veranda Chase, Ivy Brook, Highland Park, Preston Oaks, and Rosewood Plantation, all of which Roberts Construction constructed.
Office Leases. Roberts Realty has entered into a lease agreement with each of the Roberts Companies. During the three months ended September 30, 2008 and 2007, Roberts Properties paid Roberts Realty $26,680 and $25,346, respectively, under its lease. During the nine months ended September 30, 2008 and 2007, Roberts Properties paid Roberts Realty $80,040 and $76,038, respectively, under its lease. During the three months ended September 30, 2008 and 2007, Roberts Construction paid Roberts Realty $9,270 and $8,807, respectively, under its lease. During the nine months ended September 30, 2008 and 2007, Roberts Construction paid Roberts Realty $27,810 and $26,420, respectively, under its lease.

Reimbursement Agreement. On February 8, 2008, the audit committee and independent directors of the board of directors of Roberts Realty approved and ratified a reimbursement arrangement for services provided by Roberts Properties. During the three months ended September 30, 2008 and 2007, reimbursement expense under this agreement totaled $5,550 and $0, respectively. During the nine months ended September 30, 2008 and 2007, reimbursement expense under this agreement totaled $47,175 and $0, respectively.
8. IMPAIRMENT LOSS ON NORTHRIDGE OFFICE BUILDING
At September 30, 2008, Roberts Realty recorded a $1,255,000 non-cash impairment loss on the Northridge Office Building. Roberts Realty periodically evaluates its real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making estimates about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from such estimates. Roberts Realty’s determination of fair value is primarily based on a probability weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management.
9. COMMITMENTS AND CONTINGENCIES
Architectural and Engineering Contracts with Outside Providers. In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, North Springs, Sawmill Village, Peachtree Parkway, and Highway 20 projects. At September 30, 2008, outstanding commitments on these contracts totaled $519,000.
Letter of Credit. At September 30, 2008, Roberts Realty had a $500,000 letter of credit outstanding as required by the lender for Roberts Realty’s Spectrum retail center. The lender holds the letter of credit in a reserve fund for the payment of leasing costs. The letter of credit, which is secured by $500,000 in cash, expires on October 26, 2009.
Legal Proceedings and Claims. Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes the outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations. In 2006, a lien was file against Roberts Realty’s North Springs property concerning a fee dispute. Roberts Realty settled the claim in 2008 and obtained a release of the lien for $350,000, which it paid on June 25, 2008.
Redemption of Units for Shares. Holders of units in the operating partnership have the right to require the operating partnership to redeem their units for shares of Roberts Realty, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a one-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all units submitted for redemption. At September 30, 2008, there were 1,789,605 units outstanding that could be exchanged for an equal number of shares, subject to the conditions described above.

Distribution in Early 2009 to Meet REIT Tax Requirements. As previously described in Note 1, Roberts Realty has elected to be taxed as a REIT under the Code and, as such, is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, Roberts Realty generally is not be subject to federal income taxes on its taxable income that it distributes to its shareholders. As a result of the large gain on the sale of Addison Place, Roberts Realty has determined that it must pay an additional distribution to shareholders and unitholders over and above the distribution of $5,006,000, or $0.66 per share/unit, paid on August 5, 2008 as described in Note 5 above.
The additional distribution will consist of a combination of cash and Roberts Realty common stock. The reason for issuing common stock is Roberts Realty’s need to preserve its cash during this extraordinary credit crunch and rapidly deteriorating economic climate. Although the exact amount of the distribution cannot be made until Roberts Realty closes its books and records for the fiscal year ended December 31, 2008, Roberts Realty currently estimates that it will pay in January 2009 a total of approximately $2.2 million, or $0.28 per share/unit, in additional cash distributions to shareholders and unitholders.
In addition to the cash distribution, shareholders will receive a distribution of additional shares of Roberts Realty’s common stock equal to approximately $7.7 million. Unitholders will receive the same pro rata distribution of Roberts Realty’s common stock, but only when the individual unitholder elects to convert his or her units to shares. Shareholders and unitholders will all have the same ownership percentage after the January 2009 distribution as before the distribution.
The amounts of the cash and stock distributions provided above are estimates and may change based on Roberts Realty’s financial results for the year ended December 31, 2008. Roberts Realty expects that its board of directors will declare the distributions in late December 2008 and that it will pay the distributions in late January 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.
Overview
We develop, own and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. At September 30, 2008, we owned a 76.41% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure. (Dollar amounts in this Item 2 are generally rounded to the nearest thousand.)
At November 6, 2008, we owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	five tracts of undeveloped land totaling 104 acres in various phases of development and construction (Northridge, Sawmill Village, Peachtree Parkway, North Springs and Highway 20);
•	three neighborhood retail centers totaling 94,337 square feet (Bassett and Spectrum, both located near the Mall of Georgia, and the Addison Place Shops);
•	a commercial office building totaling 37,864 square feet that is in its lease-up phase, part of which serves as our corporate headquarters (Northridge Office Building);
•	a 62,323 square foot retail center held for redevelopment (Grand Pavilion Retail center); and
•	a tract of undeveloped land totaling 44 acres that we hold for investment (Westside).
Recent Developments
Sale of Addison Place
On June 24, 2008, we sold our 403-unit Addison Place apartment community for $60,000,000 to an unrelated buyer. Addison Place was designed, developed, and constructed by Roberts Properties, which is owned by Mr. Charles S. Roberts, our Chief Executive Officer and Chairman of the Board of Directors. The sale resulted in a gain on sale of $28,348,000. Net cash proceeds at closing totaled $29,300,000, from which we paid a distribution to our shareholders and unitholders on August 5, 2008 equal to $0.66 per share/unit, or $5,006,000 in total. Given the weak U.S. economy and the continued stress in the banking system, we believed the safest course of action was to distribute only $0.66 per share/unit and retain the balance of the sales proceeds for working capital and balance sheet liquidity. As of November 6, 2008, we have approximately $17,103,000 in cash and cash equivalents. As explained below, we expect to use approximately $2.2 million of that cash to pay the cash portion of the distributions we expect to pay to shareholders and unitholders in January 2009 to maintain our status as a REIT.

We have accounted for the operations of Addison Place as discontinued operations for the three and nine months ended September 30, 2008 and 2007. Accordingly, the analysis and discussion in this Item 2 focuses on the continuing operations of our remaining properties. The sale of Addison Place will affect our future results of operations and our liquidity and capital resources generally as follows:
•	Increased Working Capital. We received net cash proceeds of approximately $29,300,000 from the sale of Addison Place from which we paid $5,006,000 in distributions to shareholders and unitholders. As of November 6, 2008, we have approximately $17,103,000 in cash, from which we must additional pay cash distributions totaling approximately $2.2 million to shareholders and unitholders in January 2009 as described elsewhere in this report.
•	Net Cash Provided by Operating Activities from Continuing Operations. A significant portion of the net cash provided by operating activities from continuing operations has in the past been provided by Addison Place. Accordingly, we expect net cash provided by operating activities from continuing operations to be materially lower during the remainder of 2008 and calendar year 2009 than in 2007.
•	Reduced Revenues. Revenues for Addison Place were $5,397,000 for 2007, or approximately 68.7% of our total revenue. Accordingly, our revenues will be materially lower during 2008 and 2009 as compared to 2007.
•	Reduced Income from Operations. Income from operations provided by Addison Place was $1,796,000 for 2007, compared to a total loss from operations of $24,000 for 2007. Accordingly, we expect our income from operations will be materially lower during the remainder of 2008 and in 2009 than in 2007.
•	Reduction in Number of Employees and Associated Costs. Our number of employees has decreased from approximately 12 to 4, and our related costs will decrease materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses will be materially less than the percentage of our revenues represented by Addison Place.
•	Reduced Mortgage Notes Payable. As of the date we closed the sale of Addison Place, we reduced our mortgage debt by a total of $28,833,000.
•	Reduced Monthly Mortgage Payments. Monthly mortgage payments for Addison Place were $195,000, or 43.1%, of our total monthly mortgage payments for May 2008, the last month during which we owned Addison Place for the full month. Our monthly mortgage payments have been reduced by this amount.
Recent Loan Renewals
During the quarter ended September 30, 2008, we renewed four loans totaling $18,245,000 and extended the maturities to various dates during 2010 as well as reduced the principal amount of the four loans by a total of $1,552,000.

Material Events in 2009
Distributions in Early 2009 to Meet REIT Tax Requirements
We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. However, it has been our informal policy since 2003 to pay distributions from the sales proceeds of properties we sell. Following this policy, after we sold Addison Place as described above, we paid a cash distribution to our shareholders and unitholders on August 5, 2008 equal to $0.66 per share/unit, or $5,006,000 in total, from the net proceeds of the sale of Addison Place.
Because we have elected to be taxed as a REIT under the Internal Revenue Code, we are subject to a number of organizational and operating requirements, including a requirement to distribute 90% of our adjusted taxable income to our shareholders. As a REIT, we generally are not subject to federal income taxes on our taxable income we distribute to our shareholders. Given those distribution requirements, we have now determined that we must pay an additional distribution to shareholders and unitholders over and above the distribution of $5,006,000, or $0.66 per share/unit, paid on August 5, 2008 as noted above.
The additional distribution will consist of a combination of cash and our common stock. The reason for issuing common stock is our need to preserve our cash during this extraordinary credit crunch and rapidly deteriorating economic climate. Although the exact amount of the distribution cannot be made until we close our books and records for the fiscal year ended December 31, 2008, we currently estimate that we will pay in January 2009 a total of approximately $2.2 million, or $0.28 per share/unit, in additional cash distributions to shareholders and unitholders.
In addition to the cash distribution, shareholders will receive additional shares of our common stock equal to approximately $7.7 million. Unitholders will receive the same pro rata distribution of our common stock, but only when the individual unitholder elects to convert his or her units to shares. Shareholders and unitholders will have the same ownership percentage after the January 2009 distribution as before the distribution.
The amounts of the cash and stock distributions provided above are estimates and may change based on our financial results for the year ended December 31, 2008. We expect that our board of directors will declare the distributions in late December 2008 and that it will pay the distributions in late January 2009.
We have decided to pay 80% of the distributions to shareholders in common stock to preserve our cash during this extraordinary credit crunch. In particular, we need cash for the following purposes:
(a)	to repay, if necessary, part of the $12,252,000 that we will owe on April 30, 2009 and will seek to refinance;
(b)	to provide the equity required to develop and construct two new apartment communities as we plan; and
(c)	to provide working capital to enable us to cover our negative operating cash flow until we complete our development and construction program.
Short-Term Loans Maturing in April 2009
We now have only two loans that mature within the next twelve months, other than our $2,500,000 line of credit that has no outstanding balance. These two loans total $12,252,000: the $8,175,000 loan on our Peachtree Parkway land and the $4,077,000 loan on our Highway 20 land, both of which mature on April 30, 2009. We intend to refinance these loans with the same lender or with another lender or lenders. We may be required to pay down the loans in connection with a refinancing, and to fund any such paydown we may use cash from one or more of the following sources: our existing cash, contributions of a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. If we are unable to refinance these loans in some manner or to reach agreement with the lender to extend these loans, the lender could foreclose on our Peachtree Parkway and Highway 20 properties, which would have material adverse financial and business consequences for us. In that event, we could be forced to dispose of all or a substantial portion of our properties in highly unfavorable circumstances.

Continuing Negative Operating Cash Flow
We own six tracts of undeveloped land totaling 148.4 acres. Five of these tracts — Peachtree Parkway, Westside, Highway 20, Sawmill Village, and North Springs, which we carry on our balance sheet at a combined value of $53,200,000 — are currently encumbered with land loans totaling $21,252,000. Our Northridge land is the only one of our six tracts of undeveloped land that is not encumbered with a land loan. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continue to be challenged by the continued weakness in the national and local economy. Therefore, for these reasons, as well as the absence of the operating cash flow we previously received from our Addison Place apartment community, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.
The current economy is forcing the owners of real estate to go through a painful de-leveraging process. Although we believe we have excellent, well-located assets, a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs as noted above. Our business plan to reduce our negative cash flow includes the following:
1.	converting land loans to construction loans on two of our properties, given that construction loans fund interest out of draws on the loans;
2.	developing and constructing new apartment communities on the land we own, as described below, with the expectation that we will begin to generate positive cash flow as we construct the communities and begin to lease them up;
3.	completing the leasing of our retail and office properties; and

4.	selling one or more assets.
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
Although this strategy will not completely eliminate our negative cash flow, we believe that it should put us in a stronger position as we pursue our development/construction activities. We are moving forward with the development and construction of our next two apartment communities: Northridge and Sawmill Village.
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

Results of Operations
Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007
Loss from continuing operations (net of the minority interest of the unitholders in the operating partnership) increased $862,000, or 142%, from $606,000 for the three months ended September 30, 2007 to $1,468,000 for the three months ended September 30, 2008. We explain below the major variances between the three months ended September 30, 2007 and the three months ended September 30, 2008.
Total operating revenues increased $33,000, or 5.3%, from $620,000 for the three months ended September 30, 2007 to $653,000 for the three months ended September 30, 2008. This increase in operating revenues is due primarily to the increase of straight line rent and above and below market rent of $25,000. The remaining increase is due primarily to rent increases and other fees.
Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, increased $51,000, or 18.6%, from $274,000 for the three months ended September 30, 2007 to $325,000 for the three months ended September 30, 2008. This increase in operating expenses is due primarily to a $24,000 increase in property taxes as well as a $27,000 increase in maintenance personnel and expenses.
General and administrative expenses increased $35,000, or 8.8%, from $399,000 for the three months ended September 30, 2007 to $434,000 for the three months ended September 30, 2008. This increase was due primarily to an increase of $27,000 in corporate and retail overhead expenses, and an increase of $9,000 in land appraisals and legal work.
At September 30, 2008, we recorded a $1,255,000 impairment loss on the Northridge Office Building. We had no impairment losses during the 2007 period. See Note 8, Impairment Loss on Northridge Office Building, to the Consolidated Financial Statements included in this report.
Depreciation expense decreased $7,000, or 2.1%, from $339,000 for the three months ended September 30, 2007 to $332,000 for the three months ended September 30, 2008. This decrease was due primarily to a reduction of the amortization of fair value of leases at the Bassett, Spectrum, and Grand Pavilion retail centers of $26,000, offset by an increase of $18,000 in depreciation expense related to tenant improvements.
Interest income increased $127,000, or 438%, from $29,000 for the three months ended September 30, 2007 to $156,000 for the three months ended September 30, 2008. This increase was due primarily to a significant increase in cash available for investment from the sale of the Addison Place apartment community.
Interest expense decreased $124,000, or 27.1%, from $457,000 for the three months ended September 30, 2007 to $333,000 for the three months ended September 30, 2008. This decrease was due primarily to:
•	A decrease of $46,000 of interest expense that was capitalized on our Northridge, Sawmill Village, and Peachtree Parkway land in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost”; and
•	a decrease of $74,000 in interest paid on two floating rate loans (the Addison Place Shops and the Northridge Office Building) due to a decrease in the 30-day LIBOR rate.
Legal settlement decreased $60,000 from $60,000 for the three months ended September 30, 2007 to $0 for the three months ended September 30, 2008. This decrease was due to a legal settlement we made in the 2007 period.

Amortization of deferred financing and leasing costs increased $19,000, or 55.9%, from $34,000 for the three months ended September 30, 2007 to $53,000 for the three months ended September 30, 2008. This increase was due primarily to an increase of loan costs on our land loans as well as an increase of leasing costs for our four retail centers and office building.
Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
Loss from continuing operations (net of the minority interest of the unitholders in the operating partnership) increased $210,000, or 8.3%, from $2,525,000 for the nine months ended September 30, 2007 to $2,735,000 for the nine months ended September 30, 2008. We explain below the major variances between the nine months ended September 30, 2007 and the nine months ended September 30, 2008.
Total operating revenues increased $100,000, or 5.4%, from $1,845,000 for the nine months ended September 30, 2007 to $1,945,000 for the nine months ended September 30, 2008. This increase in operating revenues is due primarily to an increase of $38,000 in straight line rent and above and below market rent. The remaining increase is primarily due to rent increases and new leases.
Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, increased $35,000, or 3.9%, from $905,000 for the nine months ended September 30, 2007 to $940,000 for the nine months ended September 30, 2008. This decrease in operating expenses is due primarily to an increase in maintenance personnel and expenses.
General and administrative expenses increased $81,000, or 6.8%, from $1,198,000 for the nine months ended September 30, 2007 to $1,279,000 for the nine months ended September 30, 2008. This increase was due primarily to increases in professional services and in corporate overhead expenses.
The write-off of fair value/market value of leases (net) decreased $46,000 from $46,000 for the nine months ended September 30, 2007 to $0 for the nine months ended September 30, 2008. This decrease was due primarily to two early lease terminations at the Grand Pavilion retail center during the first nine months of 2007 compared to no early lease terminations during the first nine months of 2008.
At September 30, 2008, we recorded a $1,255,000 impairment loss on the Northridge Office Building. We had no impairment losses during the 2007 period. See Note 8, Impairment Loss on Northridge Office Building, to the Consolidated Financial Statements included in this report.
Depreciation expense decreased $32,000, or 3.1%, from $1,018,000 for the nine months ended September 30, 2007 to $986,000 for the nine months ended September 30, 2008. This decrease was due primarily to a reduction of the amortization of the fair market value of leases for the Bassett, Spectrum, and Grand Pavilion retail centers of $69,000, offset by an increase of $36,000 in depreciation expense related to tenant improvements.
Interest income increased $58,000, or 46.4%, from $125,000 for the nine months ended September 30, 2007 to $183,000 for the nine months ended September 30, 2008. This increase was due primarily to a significant increase in cash available for investment from the sale of the Addison Place apartment community.

Interest expense decreased $954,000, or 46.3%, from $2,062,000 for the nine months ended September 30, 2007 to $1,108,000 for the nine months ended September 30, 2008. This decrease was due primarily to:
•	an increase of $532,000 of interest expense that was capitalized on our Northridge, Sawmill Village, and Peachtree Parkway land in accordance with SFAS No. 34, “Capitalization of Interest Cost”; and
•	a $442,000 reduction in interest paid on six floating rate loans (Addison Place Shops, Northridge Office Building, Peachtree Parkway, Highway 20, Sawmill Village, and Westside) due to a decrease in the 30-day LIBOR rate.
These amounts were offset by a $26,000 increase in interest paid on our line of credit due to a balance outstanding on our line of credit during the first nine months of 2008 compared to no balance outstanding during the first nine months of 2007.
Legal settlement decreased $60,000 from $60,000 for the nine months ended September 30, 2007 to $0 for the nine months ended September 30, 2008. This decrease was due to a legal settlement we made in the 2007 period.
Amortization of deferred financing and leasing costs increased $33,000, or 30.8%, from $107,000 for the nine months ended September 30, 2007 to $140,000 for the nine months ended September 30, 2008. This increase was due primarily to an increase of loan costs on our land loans as well as an increase of leasing costs for our four retail centers and office building.
Liquidity and Capital Resources
Overview
We have made significant progress during 2008 with regard to our liquidity and balance sheet flexibility. On June 24, 2008, we closed the sale of our 403-unit Addison Place apartment community for $60,000,000, which resulted in net cash proceeds of approximately $29,300,000. From the cash proceeds of the Addison Place sale, we paid a distribution of $0.66 per share/unit, or $5,006,000 in total, on August 5, 2008 to our shareholders and unitholders of record on July 10, 2008.
During the quarter ended September 30, 2008, we improved our balance sheet flexibility by renewing four loans totaling $18,245,000, extending the maturities of those loans to various dates during 2010, and paying down the principal amount of those loans by a total of $1,552,000. We now have only two land loans totaling $12,252,000 that mature within the next twelve months. These two loans are the $8,175,000 loan on our Peachtree Parkway land and the $4,077,000 loan on our Highway 20 land, both of which mature on April 30, 2009. On August 28, 2008, we renewed our $2,500,000 unsecured, revolving line of credit to provide funds for short-term working capital purposes. The line of credit matures on September 1, 2009. As of November 6, 2008, there was no outstanding balance on the line of credit.
Sources and Uses of Capital
At September 30, 2008, we had $116,037,000 in total assets, of which $17,912,000, or 15.4%, consisted of cash. As of November 6, 2008, we held $17,103,000 in cash and cash equivalents. We believe that our most important uses of our capital resources will be:
(a)	to provide approximately $2.2 million to pay the cash portion of the distributions we expect to pay to shareholders and unitholders in January 2009 to maintain our status as a REIT as described above;
(b)	to repay, if necessary, part of the $12,252,000 that we will owe on April 30, 2009;
(c)	to provide the equity required to develop and construct two new apartment communities; and
(d)	to provide working capital to enable us to cover our negative operating cash flow until we complete our development and construction program.
Our cash resources are inadequate to cover the above uses fully. To raise additional capital, we may sell one or more assets to a third party or to Roberts Properties or an affiliate of Roberts Properties, and we are considering forming joint ventures and raising equity privately.

Short- and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on mortgage debt. We are currently using the cash proceeds from the sale of Addison Place to meet our short-term liquidity requirements, including general and administrative expenses, and improvements and renovations at existing properties. If we are unable to secure construction and permanent financing or otherwise refinance our short-term debt, we may be forced to sell one or more properties to repay our short-term debt. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary, from the sale of properties. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and the proceeds of the sale of Addison Place, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
Cash and cash equivalents increased $17,309,000 during the nine months ended September 30, 2008 compared to a decrease of $2,806,000 during the nine months ended September 30, 2007. The change is due to an increase in cash provided by investing activities of $56,390,000 offset by an increase in cash used in operating activities of $305,000 and an increase in cash used in financing activities of $35,970,000, as described in more detail below.
Net cash used in operating activities increased $305,000 from using $615,000 of cash during the nine months ended September 30, 2007 to using $920,000 of cash during the nine months ended September 30, 2008. The decrease is due to:
•	a $673,000 decrease in cash provided by discontinued operations (Addison Place);
•	a $642,000 increase in restricted cash;
•	a $273,000 increase in the loss from continuing operations (before minority interest);
•	a $113,000 decrease in amounts due to affiliates;
•	a $58,000 decrease in the amortization of above and below market leases;
•	a $45,000 decrease in the amortization of deferred compensation;
•	a $45,000 decrease in the write-off of the fair market value of leases;
•	$29,000 related to the forfeiture of restricted stock by a former employee; and
•	a $10,000 decrease in security deposits and prepaid rent.
These amounts were offset by:
•	a $1,255,000 increase in impairment loss on real estate;
•	a $258,000 increase in accounts payable and accrued expenses relating to operations; and
•	a $70,000 decrease in other assets.

Net cash provided by investing activities increased $56,390,000 from using $1,620,000 of cash during the nine months ended September 30, 2007 to $54,770,000 of cash provided by investing activities during the nine months ended September 30, 2008. The increase is due to:
•	a $58,559,000 increase in cash provided by discontinued operations (Addison Place), of which $58,477,000 was provided by the sale of Addison Place on June 24, 2008 (before the payment of mortgage notes outstanding); and
•	a $13,000 decrease related to the payment of leasing costs.
These amounts were offset by:
•	a $1,768,000 increase in the development and construction of real estate assets;
•	a $362,000 increase in accounts payable and accrued expenses related to investing activities; and
•	a $52,000 increase in due to affiliates.
Net cash used in financing activities increased $35,970,000 from using $570,000 of cash during the nine months ended September 30, 2007 to using $36,540,000 of cash during the nine months ended September 30, 2008. The increase is due to:
•	a $5,006,000 distribution paid to shareholders and unitholders on August 5, 2008;
•	a $28,722,000 increase in cash used by discontinued operations (Addison Place), of which $28,840,000 consisted of mortgage notes repaid or assumed by the buyer in connection with the sale of Addison Place on June 24, 2008;
•	$815,000 used to repay land notes;
•	$764,000 used to repay construction notes;
•	$400,000 used to repay the line of credit;
•	a $167,000 decrease in proceeds from insurance premium note payable;
•	$145,000 used to pay loan costs; and
•	an $8,000 principal repayment on mortgage notes payable.
These amounts were offset by:
•	a $52,000 decrease in the repayment of insurance premium note payable; and
•	a $5,000 increase in accounts payable and accrued expenses related to financing activities.
Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule As of November 6, 2008

Calendar	Principal
Year	Payments	Properties with Balloon Payments

2008	$44,000
2009	12,663,000	Peachtree Parkway and Highway 20
2010	18,285,000	Sawmill Village, Westside, Addison Shops, Northridge Office Building
2011	283,000
2012	299,000
Thereafter	13,201,000	Bassett, Spectrum, and Grand Pavilion retail centers

Total	$44,775,000

Short-Term Debt
We have a total of $12,252,000 in debt that matures on or before November 6, 2009. See “Material Events in 2009 – Short-Term Loans Maturing in April 2009” above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after November 6, 2009, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay it at maturity. Our goal during the next twelve months is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. We may sell one or more assets to independent purchasers or to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or a substantial portion of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.
Effect of Floating Rate Debt
We have six loans and one line of credit that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $30,444,000 at November 6, 2008, bear interest at rates ranging from 175 to 400 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans will increase our interest expense and will do so in the future if rates were to continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $304,000 per year and adversely affect our liquidity and capital resources to that degree. Under the terms of the loan extensions for our Peachtree Parkway and Highway 20 land loans, our interest rate increased by 100 basis points to 350 basis points over the 30-day LIBOR rate for the first 90 days through July 31, 2008 and will increase an additional 25 basis points for each 90 days thereafter. Assuming the 30-day LIBOR rate remains constant, these loan extensions will increase the interest we pay on these two loans through their April 30, 2009 maturity by approximately $175,000. The 30-day LIBOR rate has recently been volatile due to the unsettled credit markets. For example, 30-day LIBOR rate was 4.587% on October 10, 2008 but was 2.177% on November 4, 2008.
Contractual Commitments
We pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We have a remaining contractual commitment of $1,258,000 in development fees to Roberts Properties. We also enter into construction contracts in the normal course of business with Roberts Construction. We have five ongoing construction contracts with Roberts Construction. Terms of the construction contracts are cost plus 10%, but we cannot yet estimate the total construction costs and thus the fee to Roberts Construction.
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
Asset Impairment Evaluation
We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Determining undiscounted cash flows involves making estimates about market rents, space availability and operating expenses. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. At November 6, 2008, we owned one real estate asset, our Northridge Office Building, that met the impairment criteria of SFAS No. 144. See Note 8, Impairment Loss on Northridge Office Building, to the Consolidated Financial Statements included in this report.

Derivatives and Hedging Activities
We generally enter into fixed rate debt instruments. In certain situations, we may use derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use those instruments for trading or speculative purposes. We are not currently using derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on our variable-rate debt. We do not have any off-balance sheet arrangements.
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of FASB Statement No. 115.” SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and to the non-controlling interest. The provisions of SFAS No. 160 are effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated financial position, results of operations or cash flows.
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
ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management’s Remediation Plan
Through the quarter ended September 30, 2008, management has implemented or plans to implement the following measures to remediate the material weakness in our IT general controls described above:
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
Changes in Internal Controls
Except as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS.
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
At November 6, 2008, we have two loans totaling $12,252,000 that mature on April 30, 2009. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described above, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The failure of any bank in which we deposit our funds or of a money market fund in which we invest our funds could cause the loss of a portion of our cash.
The failure of any bank in which we deposit our funds or of a money market fund in which we invest our funds could reduce the amount of cash we have available for our corporate and business purposes described elsewhere in this report. We have diversified our cash and cash equivalents among several banking institutions and money market funds in an attempt to minimize exposure to any one of these entities or funds. However, the Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank, and our money market funds are or may be uninsured. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels and in money market funds that are or may be uninsured. If any of the banking institutions in which we have deposited funds ultimately fails or if any of the money market funds “breaks the buck” as has recently occurred with a few money market funds, we may lose our bank deposits over $250,000, and may be unable to access our money market funds when we need them and may suffer a loss when we do access them. The loss of our deposits could reduce the amount of cash we have available for our corporate and business purposes and could result in a financial loss.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Election of Directors at Annual Meeting of Shareholders on September 23, 2008
We held our annual meeting of shareholders on September 23, 2008 to vote on the election of a director to serve a three-year term, which was the only proposal presented to our shareholders at the meeting. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. One of the nominees for director, Mr. Dennis H. James, died before the meeting, so only one nominee, Wm. Jarell Jones, stood for election at the meeting. He was elected with the following votes to serve until the 2011 annual meeting of shareholders or until his successor has been duly elected and qualified. There were no abstentions or broker non-votes.

	Votes For	Votes Withheld

Wm. Jarell Jones	4,890,158	104,296
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
Date: November 14, 2008

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