Form 10-K
period 2008-12-31
ROBERTS REALTY INVESTORS INC
filed 2009-03-30
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-13183
ROBERTS REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2122873

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 Northridge Parkway, Suite 302 Sandy Springs, Georgia	30350

(Address of principal executive offices)	(Zip Code)
(770) 394-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	NYSE Alternext US
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,830,832 based on the closing sale price of $5.70 per share as reported on the American Stock Exchange (now known as the NYSE Alternext US).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2009

Common Stock, $.01 par value per share	10,122,418 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated

None	N/A

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 1, 1A, 2, 5 and 7 of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans, including development and construction of new multifamily apartment communities and the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the loan extensions we expect to obtain from Wachovia Bank, N.A., trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.
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

PART I
ITEM 1. BUSINESS.
General
Roberts Realty Investors, Inc. is a Georgia corporation formed in 1994 to own and operate multifamily residential, retail, and office properties as a self-administered, self-managed equity real estate investment trust, or REIT. We expect to continue to qualify as a REIT for federal income tax purposes. A REIT is a legal entity that holds real estate interests and, through its payment of distributions, is able to reduce or avoid incurring federal income tax at the corporate level. This structure allows shareholders to participate in real estate investments without the “double taxation” of income — i.e., at both the corporate and shareholder levels — that generally results from an investment in shares of a corporation. To maintain our qualification as a REIT, we must, among other things, distribute annually to our shareholders at least 90% of our taxable income.
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
We own and manage four neighborhood retail centers, one office building, and six tracts of undeveloped land, all of which are located in Georgia. Until June 24, 2008, we also owned the 403-unit Addison Place apartment community. We currently have four reportable operating segments:
(1)	the multifamily segment consists of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations;

(2)	the retail/office segment consists of four operating retail centers and one office building;

(3)	the land segment consists of six tracts of undeveloped land totaling 148.4 acres that are either under development and construction or held for investment; and

(4)	the corporate segment consists primarily of operating cash and cash equivalents plus miscellaneous other assets.
For more detailed information about these segments, please see Note 7, Segment Reporting, in the audited consolidated financial statements included in Item 15 of this report. For information about our properties, please see Item 2, Properties, below.
Our common stock is traded on the NYSE Alternext US (formerly the American Stock Exchange) under the symbol “RPI.” Our executive offices are located at 450 Northridge Parkway, Suite 302, Sandy Springs, Georgia 30350, and our telephone number is (770) 394-6000. We do not maintain a corporate website. As of March 23, 2009, we have five full-time employees.

The Operating Partnership
We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership owns all of our properties directly or indirectly through wholly owned subsidiaries. As of March 23, 2009, Roberts Realty owns a 81.1% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure, which is sometimes called an “umbrella partnership” or “UPREIT.” Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and the holders of units as “unitholders.” The holders of units include Mr. Charles S. Roberts, our Chairman of the Board and Chief Executive Officer and President, and the former limited partners in the limited partnerships that were merged into the operating partnership between 1994 and 1996.
Unitholders generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either (a) 1.647 shares for each unit submitted for redemption, or (b) cash for those units at their fair market value, based upon the then current trading price of the shares. We have adopted a policy of issuing shares in exchange for units. We also have the right, at our election, to issue shares in exchange for all outstanding units. Our articles of incorporation limit ownership by any one holder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future. That shareholder can also exchange any units in the operating partnership he owned on that date for shares of common stock. Otherwise, unitholders cannot redeem their units if doing so would cause the number of shares they own to exceed those ownership limits. Shares issued for units are registered with the SEC and are freely transferable, other than by affiliates.
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
Recent Developments
Sale of Addison Place in June 2008
On June 24, 2008, we sold our 403-unit Addison Place apartment community for $60,000,000 to an unrelated buyer. The sale resulted in a gain on sale of $28,348,000. Net cash proceeds at closing totaled $29,654,952, from which we paid a cash distribution to our shareholders and unitholders on August 5, 2008 equal to $0.66 per share/unit, or $5,005,586 in total. On January 29, 2009, we made an additional cash distribution equal to $0.31 per share/unit, or $2,362,909 in total, to our shareholders and unitholders from these sales proceeds as described below.
Loan Renewals in Third Quarter of 2008
During the quarter ended September 30, 2008, we renewed four loans totaling $18,245,000 and extended the maturities to various dates during 2010 as well as reduced the principal amount of the four loans by a total of $1,552,000.

Special Distribution Declared in December 2008 and Paid in January 2009
On December 18, 2008, our board of directors declared a special distribution of $9,058,000, or $1.56 per share. On January 29, 2009, we made, to shareholders of record at the close of business on December 29, 2008, a distribution in a combination of 20% in cash, or $0.31 per share ($1,811,819 in total), and 80% in our common stock, equal to $1.25 per share (3,754,732 shares in total valued at an aggregate amount of $7,246,633). Unitholders received $0.31 per share in cash ($551,090 in total) and are now entitled to receive 1.647 shares for each unit submitted for conversion. We decided to pay 80% of the distributions to shareholders in common stock to preserve our cash during this extraordinary credit crunch.
Trends and Outlook
Short-Term Loans Maturing in April 2009
We have two loans from Wachovia Bank, N.A. that mature on April 30, 2009. These two loans total $12,252,000: the $8,175,000 loan secured by our Peachtree Parkway land and the $4,077,000 loan secured by our Highway 20 land. We intend to refinance these loans with the same lender or with another lender or lenders. We may be required to pay down the loans in connection with a refinancing, and to fund any such payment we may use cash from one or more of the following sources: our existing cash, contributions of a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. If we are unable to refinance these loans in some manner or to reach agreement with the lender to extend these loans, the lender could foreclose on our Peachtree Parkway, Highway 20, and North Springs properties, which would have material adverse financial and business consequences for us. In that event, we could be forced to dispose of all or a substantial portion of our properties in highly unfavorable circumstances.
On March 19, 2009, we entered into a loan commitment letter with a local bank to provide a $3.5 million loan to refinance the Highway 20 land, subject to customary closing conditions. Consistent with our business plan to lower the amount of debt on our balance sheet, at closing we would reduce the debt secured by our Highway 20 land by $577,000. The loan would mature on or about October 31, 2010.
Continued Negative Cash Flow
We own six tracts of undeveloped land totaling 148.4 acres. Five of these tracts — Peachtree Parkway, Westside, Highway 20, Sawmill Village, and North Springs, which we carry on our balance sheet at a combined value of $53,623,000 — are currently encumbered with land loans totaling $21,252,000. Our Northridge land is the only one of our six tracts of undeveloped land that is not encumbered with a land loan. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continue to be challenged by the weakness in the national and local economy. Therefore, for these reasons, as well as the absence of the operating cash flow we previously received from our Addison Place apartment community, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.
Although we believe we have excellent, well-located assets, a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs as noted above. Our business plan to reduce our negative cash flow includes the following:
•	converting land loans to construction loans on two of our properties, given that construction loans fund interest out of draws on the loans;

•
developing and constructing new apartment communities on the land we own, as described below, with the expectation that we will begin to generate positive cash flow as we construct the communities and begin to lease them up;

•	increasing occupancy and rental rates of our retail and office properties; and

•	selling one or more assets.

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
Despite the very challenging economic conditions, we believe this is a good time to create multifamily assets, and our banks have told us that they will consider making construction loans for that purpose. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and our cash on hand, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately. As of March 23, 2009, we have no outstanding balance on our $2.5 million line of credit, which matures on September 1, 2009.
We have not paid regular quarterly dividends since the third quarter of 2001 and we have no plans to resume paying regular quarterly dividends in the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.
Business Plan
Overview. With the rapid weakening of the U.S. economy, we are taking a more cautious approach with our business plan and growth strategy. Real estate is going through a de-leveraging process, and the credit crisis is making it difficult for us to move forward with our development plans. Our goals in 2009 are to lower the amount of debt on our balance sheet, significantly reduce our negative cash flow, and move forward with the development and construction of our next two apartment communities: Northridge and Sawmill Village.
Property Management Strategy. We believe that efficiently managing our existing operating real estate assets is a fundamental element of our investment strategy. Our property management strategy has traditionally been to deliver quality services, thereby promoting tenant satisfaction, maintaining high tenant retention, and enhancing the value of each of our operating real estate assets. The key elements of our property management strategy include:
•	increasing occupancy and rental rates as market conditions permit;
•	minimizing tenant turnover and delinquent rental payments;
•	providing our tenants with attractive facilities;
•	controlling operating expenses and increasing net operating income at each of our retail and office properties; and
•	providing superior customer service to our tenants.

Development and Construction Strategy. We intend to continue to develop high quality multifamily residential communities as economic and financial market conditions permit. Toward this goal, we will continue to engage Roberts Properties and Roberts Construction to perform development and construction services for the operating partnership. During the past 21 years, the Roberts Companies have developed, constructed and/or managed a substantial number of multifamily residential units. We expect that affiliates of Mr. Roberts will continue to develop and construct properties for us, and we have entered into agreements for those services as described in Item 13, Certain Relationships and Related Transactions. We may also hire other development or construction companies, as we have done in the past, in Atlanta and elsewhere if we deem it to be in our best interests to do so. We have engaged the Roberts Companies to develop and construct the five properties we have under development.
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
We also consider physical elements regarding a particular site, including the probability of zoning approval (if required), the availability of utilities and infrastructure, and other physical characteristics of the site.
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
We have no current plans to acquire either undeveloped property or partially or completely constructed properties from Mr. Roberts or his affiliates. All agreements with Mr. Roberts or the Roberts Companies to develop and construct real estate assets are described elsewhere in this report.
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
Our board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the NYSE Alternext US, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors.

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
Under our stock repurchase program, as of March 23, 2009, we are authorized us to repurchase up to 585,882 shares of our outstanding common stock. Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position and price.
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
Competition
The tracts of land on which we are developing new multifamily communities are located in developed areas that include other apartment communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on our ability to lease apartment homes at any newly developed or acquired community, as well as on our rental rates. We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies, and other apartment REITs, to acquire and develop apartment communities and acquire land for future development. As an owner of apartment communities, we face competition for prospective residents from other apartment owners whose communities may be perceived to offer a better location or better amenities, or whose rent may be perceived as a better value given the quality, location, and amenities that the prospective resident seeks. In addition, despite the adverse conditions in the single-family housing market, we may lose both current and prospective residents who see the current market as an opportunity to buy a single-family home at a reduced price financed at an attractive interest rate.
Our four neighborhood retail centers and office building face competition from similar retail centers and office buildings within their geographic areas to lease new space, renew leases, or re-lease spaces as leases expire. In addition, the current economic slowdown may force prospective retail and office tenants to curtail expansion plans, and existing tenants may be forced to close their businesses or file bankruptcy. Other properties that compete with ours may be newer, better located, better capitalized, or have better tenants than our properties. Any new competitive properties that are developed within our local markets may result in increased competition for customer traffic and creditworthy tenants by way of lower rental rates or more attractive lease terms, especially in this weak economic environment. We may not be able to lease our properties, renew leases, or obtain new tenants to whom space may be re-leased as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. In addition, our retail centers face competition from alternate forms of retailing, including home shopping networks, mail order catalogues, and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping centers generally.

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
The Terrorism Risk Insurance Act of 2002 was enacted on November 26, 2002 and was subsequently extended through December 31, 2014 by the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007 on December 26, 2007. The law provides that losses resulting from certified acts of terrorism will be partially reimbursed by the United States after a statutory deductible amount is paid by the insurance company providing coverage. The law also requires that the insurance company offer coverage for terrorist acts for an additional premium. We accepted the offer to include this coverage in our property and casualty policies.
We believe that our properties are adequately covered by insurance. Some types of losses (such as losses arising from acts of war) are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind would adversely affect our operations and financial position.

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
Financing Risks
We face the maturity of our short-term debt on April 30, 2009, and we may be unable to refinance or extend this debt.
We have two loans totaling $12,252,000 that mature on April 30, 2009. Three of our properties held for development secure these loans. On March 19, 2009, we entered into a loan commitment letter from a local bank to provide a $3.5 million loan to refinance the $4,077,000 in debt secured by our Highway 20 land, subject to customary closing conditions. At closing, we would reduce the debt secured by the land by $577,000. The loan would mature on or about October 31, 2010.
If we are unable to refinance or extend these loans at maturity on acceptable terms, or at all, we will either have to use a substantial portion of our remaining $13,145,000 in cash to repay the debt in full or dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgage holder could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.
To start construction of apartment communities on our Peachtree Parkway, Northridge, Sawmill Village, and Highway 20 properties, we will need a substantial additional amount of capital. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately. We are not able to provide any assurance that we will be able to raise the debt and equity needed to complete the construction of even one new multifamily community as we expect. If we are unable to obtain debt and equity on favorable terms, we will be unable to carry out our planned development and construction program, and our returns to investors will be reduced accordingly.

Rising interest rates could materially and adversely affect the cost of our indebtedness.
We have incurred and may again in the future incur debt that bears interest at a variable rate. As of March 23, 2009, we have $30,390,334 in debt that bears interest at a floating interest rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and distributions to our investors.
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
The payment terms contained in each mortgage note secured by one of our properties do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. In addition, a breach of the restrictions or covenants contained in our loan documents could cause an acceleration of our indebtedness. We may not have, or be able to obtain, sufficient funds to repay our indebtedness in full upon acceleration. If we are unable to refinance our debt upon acceleration or at scheduled maturity on acceptable terms or at all, we face the risks described in the first risk factor above.
Increased debt and leverage could affect our financial position and impair our ability to make distributions to our investors.
Our organizational documents do not limit the amount of debt that we may incur. We have an informal policy that we will not incur indebtedness in excess of 75% of what the board of directors believes is the fair market value of our assets at any given time. In the future, however, we may re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of our real estate assets, growth and acquisition opportunities, and other factors. Modification of this policy may adversely affect the interests of our shareholders. Additional leverage may:
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

We could be negatively affected by the condition of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing apartment loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the recently created Federal Housing Finance Agency. The U.S. government has not determined which of Fannie Mae’s and Freddie Mac’s businesses to retain and which to dissolve. A decision by the government to reduce Fannie Mae’s or Freddie Mac’s acquisitions of apartment loans could adversely affect interest rates, capital availability and the development of multifamily communities. Governmental actions could also make it easier for individuals to finance loans for single-family homes, which would make renting a less attractive option and adversely affect our occupancy or rental rates.
If we hedge our fixed-rate debt, our hedging activities may not effectively protect us from fluctuations in interest rates.
We generally enter into fixed rate debt instruments for our completed apartment communities. In certain situations, we may in the future use derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use these instruments for trading or speculative purposes, but rather to increase the predictability of our financing costs. If the pricing of new debt instruments is not within the parameters of a particular interest rate hedging contract, the contract is ineffective. Contracts may also be ineffective when market interest rates produce a lower interest cost than we incur under the hedging contracts. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, we cannot guarantee that we will maintain coverage for all of our outstanding indebtedness at any particular time. If we do not effectively protect ourselves from this risk, we may be subject to increased interest costs resulting from interest rate fluctuations. We currently do not have any outstanding derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on our variable rate debt.
The failure of any bank in which we deposit our funds or of a money market fund in which we invest our funds could cause the loss of a portion of our cash.
The failure of any bank in which we deposit our funds or of a money market fund in which we invest our funds could reduce the amount of cash we have available for our corporate and business purposes described elsewhere in this report. We have diversified our cash and cash equivalents among several banking institutions and money market funds in an attempt to minimize exposure to any one of these entities or funds. However, the Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank, and our money market funds are or may be uninsured. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels and in money market funds that are or may be uninsured. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our bank deposits over $250,000, and we may be unable to access our money market funds when we need them and may suffer a loss when we do access them. The loss of our deposits could reduce the amount of cash we have available for our corporate and business purposes and could result in a financial loss.

Real Estate Related Risks
Our business currently operates at a loss.
Between 2003 and 2008, we sold nine apartment communities for a total of $261,078,000. From the net proceeds of these sales, we have paid cash distributions totaling $45,571,334, or $6.02 per share/unit, to our shareholders and unitholders, as well as stock dividends of $4,693,415, or $1.25 per share, to shareholders. We currently do not have any apartment communities in our portfolio. As a result, we have experienced and continue to experience negative operating cash flow. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. We expect the financial performance of our four neighborhood retail centers and office building to continue to be challenged by the current weakness in the national and local economy. As a result, we expect to continue to operate at a loss for the foreseeable future, and our cash position will continue to be adversely affected unless we successfully implement the strategies to reduce our negative cash flow described in Item 1, Business — Trends above.
Real estate properties are illiquid and may be difficult to sell, particularly in a poor market environment like the present.
Real estate investments are relatively illiquid, which limits our ability to react quickly to adverse changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. The current credit crunch may make it particularly difficult to sell our properties, because interested buyers may be unable to obtain the financing they need. We hold land and may in the future acquire additional land in our development pipeline at a cost we may not be able to recover fully or on which we cannot build and develop into a profitable multifamily community. We may be unable to sell our properties when we would prefer to do so to raise capital we need to fund our planned development and construction program or to fund distributions to investors.
Construction risks inherent in the development and construction of new properties could negatively affect our financial performance.
Development and construction costs may exceed our original estimates due to events beyond our control, including:
•	increased costs for or any unavailability of materials or labor;
•	building restrictions;
•	environmental impact studies by the government;
•	weather delays;
•	increased interest costs due to rising interest rates; and
•	any financial instability of the developer (Roberts Properties, Inc.), general contractor (Roberts Properties Construction, Inc.) or any subcontractor.
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
The success of a real estate development project depends in part on leasing space to residents or tenants with acceptable terms within the lease-up period. If the residential apartment homes, retail, or office space we have constructed is not leased on schedule and on the expected terms and conditions, the yields, returns, and value creation on the project could be adversely affected. Whether or not residents and commercial tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend on a large variety of factors, many of which are outside our control.
We are currently concentrated in metropolitan Atlanta, and adverse changes in economic or market conditions in Atlanta could negatively affect our financial performance and condition.
Currently, all our properties are located in metropolitan Atlanta, Georgia, and economic conditions in this area could adversely affect our performance. These factors include, but are not limited to, the following:
•	increasing unemployment or the failure of the employment rate to rebound to prior levels;
•	neighborhood values in the submarkets in which our properties are located;
•	zoning and other regulatory conditions;
•	competition from other properties;
•	property taxes;
•	weather problems; and
•	price increases for materials or labor.
Deteriorating general economic or social conditions or any natural disasters in the metropolitan Atlanta area could materially and adversely affect the value of our portfolio, our results of operations, and our ability to pay amounts due on our debt and distributions to our investors.
We face conflicts of interest because of our business dealings with our Chief Executive Officer and his affiliates.
Our business practice is to retain Roberts Properties to develop our properties and Roberts Construction to construct our properties. Mr. Charles S. Roberts, our President, Chief Executive Officer and Chairman of our Board of Directors, owns all of the equity interests in these two companies. We have in the past and may again in the future acquire properties from Mr. Roberts or his affiliates. One of our goals for 2009 is to sell one or more properties to decrease our negative cash flow, and we may sell one or more properties to Roberts Properties or an affiliate of Roberts Properties. Although each agreement between Roberts Realty or the operating partnership on one hand and Roberts Properties or its affiliates on the other hand must be approved by our audit committee and the independent members of our board of directors, conflicts of interest inherent in these business transactions could result in our paying more for property or services than we would pay an independent seller or provider (or receiving less than we would receive from an independent buyer). These agreements and transactions have not had and will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. These arrangements also expose us to the following risks, among others:
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

Further, Mr. Roberts may face conflicts of interest in dealing with lenders who have made loans both to us and to private entities he owns or controls.
We face substantial competition.
All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The substantial number of competitive properties and real estate companies in our market areas could have a material adverse effect on our ability to maintain and increase occupancy levels and rental rates, and to attract creditworthy residents and commercial tenants. As a result, these factors could materially and adversely affect the value of our real estate portfolio, our results of operations, our ability to pay amounts due on our mortgage debt, and our ability to pay distributions to our investors.
The ability of our potential residents to buy single-family homes at depressed prices could adversely affect our revenues from the apartment communities we develop and construct.
Our apartment communities have historically competed with numerous housing alternatives in attracting residents, including other apartment communities, single-family rental homes, as well as owner occupied single-family homes. The affordability of owner occupied single-family homes caused by low mortgage interest rates and historically high foreclosure rates may adversely affect our ability to retain our residents, lease apartment homes, and increase or maintain rental rates. We expect the desire and ability of prospective residents to purchase a single-family home to continue to be a substantial competitive risk.
Changes in market or economic conditions may affect our business negatively.
General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. The current economic climate, punctuated by a slumping housing market and rapid tightening of available credit, leaves us vulnerable to adverse conditions beyond our control and has resulted in a weak real estate market in metropolitan Atlanta.
Terrorism could impair our business.
Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly affect one or more of our properties could significantly affect our ability to operate those properties and impair our ability to achieve the results we expect. Our insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.
Our retail and office tenants may go bankrupt or be unable to make lease payments.
Our operating revenues from our retail and office properties depend on entering into leases with and collecting rents from tenants. Economic conditions may adversely affect existing tenants as well as prospective tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may be forced to file for bankruptcy protection, and the bankruptcy court may reject those leases or terminate them. If leases expire and are not renewed, replacement tenants may not be available under the same terms and conditions as the previous tenant. In addition, if market rental rates are lower than the previous contractual rates, our revenues and cash flows could be adversely affected. As a result, if a significant number of our retail or office tenants fail to pay their rent due to bankruptcy, weakened financial condition, or otherwise, it would negatively affect our financial performance and cash flow.

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
If we are unable to increase our occupancy and rental rates at our retail and office properties, the performance of those properties will continue to suffer.
Our retail and office properties are not fully leased and occupied. If we are unable to lease the remaining vacant space of our properties as we intend, our financial performance will continue to suffer.
Tax Risks
Our company may fail to qualify for REIT status under federal income tax laws.
Our qualification as a REIT for federal income tax purposes depends upon our ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, various qualification tests, and organizational requirements for REITs under the Internal Revenue Code. We believe that we have qualified for taxation as a REIT for federal income tax purposes since our inception in 1994, and we plan to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. We cannot guarantee, therefore, that we have qualified or will continue to qualify in the future as a REIT. The determination that we qualify as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within our control. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for us to remain qualified as a REIT.

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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation, and our operating results could be harmed. Beginning with our fiscal year ending December 31, 2007, we were required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess annually the effectiveness of our internal control over financial reporting. Beginning with our 2009 fiscal year, our independent registered public accounting firm will be required to issue an attestation report on our internal control over financial reporting.
During the course of our testing, we may identify deficiencies that we may not be able to remediate in a timely manner. In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.
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
The daily trading volume of our common stock on the NYSE Alternext US has historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data do not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may or may not reflect the market’s perception of our operating results, the potential for growth in the value of our properties as we develop and construct residential communities, the potential for future cash dividends from property sales, and the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.
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
A number of the provisions in our articles of incorporation and bylaws have or may have the effect of deterring a takeover of the company. In particular, to qualify as a REIT for federal income tax purposes, we must comply with various requirements and avoid various prohibited events. A company cannot be a REIT if, during the last half of a taxable year, more than 50% in value of its outstanding stock is owned by five or fewer individual shareholders, taking into account certain constructive ownership tests. To help the company comply with that test, our articles of incorporation provide in substance that (a) Mr. Roberts cannot own more than 35% of the outstanding shares of our common stock, and (b) no other person can own more than 3.7% of our outstanding common stock. These provisions, which are intended to limit the ownership of our common stock by five persons to no more than 49.8% of our outstanding shares, have or may have the effect of deterring a takeover of the company.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
General
We own the following properties, all of which are located in north metropolitan Atlanta, Georgia. The occupancy percentages shown for each property are as of March 23, 2009.
Retail/Office
1.	Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 38.8% occupied.
2.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 100% occupied.
3.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 56.8% occupied.
4.	Addison Place Shops, a 44,293-square-foot retail center located at the entrance to our Addison Place apartment community in Johns Creek that is 31.1% occupied.
5.
Northridge Office Building, a 37,864 square foot building located in Sandy Springs. We occupy a portion of the third floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on the third floor with Roberts Properties and Roberts Construction, each of which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of our Board of Directors. In addition, we have signed leases with two unrelated companies for portions of the first and second floors. The building is 59.0% occupied.

Land
Properties Held for Development and Construction
1.	Northridge, a 10.9-acre site located adjacent to our Northridge office building in Sandy Springs that is zoned for mixed-use that includes zoning for 220 apartments.
2.	Peachtree Parkway, a 23.5-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County that is zoned for 292 apartments.
3.	North Springs, a 9.8-acre site located on Peachtree Dunwoody Road in Sandy Springs that is zoned for 356 residential units, 210,000 square feet of office space, and 56,000 square feet of retail space.
4.	Sawmill Village, a 22.0-acre site located in Forsyth County that is zoned for 154 apartments.
5.	Highway 20, a 38.2-acre site located in Cumming that is zoned for 210 apartments.

Land Held for Investment
Westside, a 44.0-acre site located on Westside Parkway in Alpharetta that is zoned for 326 residential units and a density of 500,000 square feet for a university education center or office.
We believe the long-term demand for multifamily housing in Atlanta will increase as Atlanta’s population grows. We believe that the outlook for Atlanta’s apartment market remains positive in the long run. The following information is based on statistical estimates published by the Atlanta Regional Commission, which we refer to as the ARC. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry, and Rockdale counties. The estimated population of the Atlanta Region increased by 19.5% from 3,429,379 persons in 2000 to 4,099,600 persons in 2008, making it one of the largest metropolitan areas in the country and the largest in the Southeast. Total housing units in the Atlanta Region increased by 348,858 units, or 26.8%, from 1,302,256 in 2000 to 1,651,114 in 2008. Multifamily homes in the Atlanta Region increased 31.6% from 384,740 units in 2000 to 506,189 units in 2008.
The tables on the following page provide information about our operating properties.

The following table provides information about our retail and office properties as of December 31, 2008.

			Approximate	Average	Physical
Retail or			Rentable	Base Rent	Occupancy
Office		Year	Area	per	as of
Property	Location	Acquired (1)	(Square Feet)	Square Foot	12/31/08

Retail:

Grand Pavilion	Johns Creek	2005	62,323	$18.88	44.6%
Bassett Center	Gwinnett County	2005	19,949	20.93	92.3%
Spectrum Center	Gwinnett County	2005	30,050	26.26	56.8%
Addison Place Shops	Johns Creek	2008	44,293	24.46	35.1%

Total Retail			156,615	$21.94	50.1%

Northridge Office Building (2)	Atlanta	2001	37,864	$20.25	59.0%

(1)
We acquired the first three retail properties listed below from unrelated sellers. We developed and constructed the Addison Place Shops retail center, which was largely completed in May 2005, and the 5,088 square foot building D was completed in 2008.

(2)	A total of 6,245 square feet of the occupied space the Northridge office building is our corporate headquarters.
The following table provides information about the scheduled expirations of leases in our retail and office properties:

		Expiring	% of Total
	Number of	Approximate	Approximate	Expiring	% of Total
	Expiring	Rentable Area	Rentable Area	Annualized	Annualized
Year	Leases(1)	(Square Feet)	(Square Feet)	Base Rent	Base Rent

2009	7	20,230	23.9%	$434,162	22.0%
2010	5	10,050	11.9%	185,580	9.4%
2011	4	8,995	10.6%	224,999	11.4%
2012	8	12,430	14.7%	353,159	17.9%
2013	6	27,626	32.6%	634,985	32.1%
2014 and later	1	5,370	6.3%	141,768	7.2%

Total	31	84,701	100.0%	$1,974,653	100.0%

(1)	Lease expiration table does not include option periods.

As described below, our operating properties and six tracts of undeveloped land are located primarily along the Georgia 400 corridor in submarkets, or geographic areas, within Fulton, Gwinnett, or Forsyth counties. Each heading identifies the property or properties within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC.
Fulton County
Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units, and land area. Seven of our twelve properties are located in north Fulton County.
Johns Creek
The City of Johns Creek is located in the northeast corner of Fulton County. Johns Creek officially became a city on December 1, 2006, when the governance of the new city transferred from Fulton County to Johns Creek’s elected officials and city government. It is currently the 10th largest city in the state of Georgia, with a population of 69,268. The Johns Creek area is easily accessible via Georgia 400 and offers convenient proximity and access to both urban and suburban employment bases and retail conveniences, including major regional malls such as North Point Mall and Perimeter Mall.
We have two properties located within Johns Creek:
Addison Place Shops. The 44,293 square foot Addison Place Shops retail center is located directly in front of the 403-unit Addison Place apartment community at the intersection of Jones Bridge Road and Abbotts Bridge Road. At March 23, 2009, the Addison Place Shops was 31.1% occupied.
Grand Pavilion. Grand Pavilion is a 62,323 square foot retail center located at the intersection of Kimball Bridge Road and State Bridge Road. We acquired the property in September 2005 as part of a Section 1031 tax-deferred exchange from the sale of our Ballantyne Place apartment community. At March 23, 2009, the property was 38.8% occupied.
Alpharetta
Alpharetta, located in the northern part of Fulton County, is one of the fastest growing cities in the Atlanta metropolitan area, with a population of 52,392. The Alpharetta area is easily accessible from Georgia 400 and offers convenient proximity and access to both urban and suburban employment centers and retail conveniences, including major regional malls such as North Point and Perimeter Mall.
Westside. Our 44.0-acre Westside property is located between Haynes Bridge Road and Mansell Road within a 220-acre master planned development known as Westside. Westside is a new upscale mixed-use development that includes condominiums, office space, retail, university education and retirement housing, as well as Encore Park for the Arts, a 27-acre arts complex including a performing arts center and a 12,000-seat amphitheater. The Encore Park Amphitheater, which opened in 2008, is the heart of a major complex for the performing and visual arts. Our land is zoned for 326 residential units and 500,000 square feet for a university education center or office. A 14.5-acre portion of our land is currently restricted from development to give the Metropolitan Atlanta Rapid Transit Authority (MARTA) the opportunity to determine if it wants to buy the land and develop a rail station. Because the existing MARTA rail lines are located on the east side of Georgia 400 and our property is located on the west side of Georgia 400, we believe that MARTA will not want to purchase the land and that we will be able to develop the land consistent with the current zoning. The MARTA restriction expires on the earlier to occur of MARTA’s decision to forgo acquiring the property or December 31, 2010. Because of the restriction, we are holding the Westside land as an investment for future development.

Perimeter Center/North Springs Area
The Perimeter Center/North Springs area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 and I-285 provide direct access within minutes to major regional malls such as Perimeter Mall and North Point Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta’s Central Business District are readily accessible via the Georgia 400 extension, which connects to I-85 South near downtown Atlanta. The Perimeter Center submarket is one of the largest office, retail, and housing submarkets in the southeastern United States. It is Atlanta’s largest employment center outside of downtown Atlanta and includes approximately 32 million square feet of office and retail space.
North Springs. Our North Springs property is a 9.84-acre mixed-use development located on Peachtree Dunwoody Road across the street from the North Springs MARTA rail station. The property is zoned for three individual buildings, which includes one building consisting of 236 apartments, a second building consisting of 120 condominium units, a third building consisting of 210,000 square feet of office space, and 56,000 square feet of street-level retail space. We have removed approximately 137,000 cubic yards of dirt from the property and have completed the development work on this property. We do not intend to begin construction on our North Springs property during 2009.
Northridge Office Building. Situated on 3.9 acres on Northridge Road in a heavily wooded, park-like setting, our three-story, 37,864 square foot office building serves as our corporate headquarters. We occupy 6,245 square feet on the third floor and lease the remaining 7,190 square feet on the third floor to Roberts Properties and Roberts Construction. We have one unaffiliated tenant occupying a part of the first floor. At March 23, 2009, the property was 59.0% occupied. At September 30, 2008, we recorded a $1,255,000 impairment loss on our Northridge office building.
Northridge Apartment Community. Our Northridge property is a 10.9-acre site located next to our Northridge office building in Sandy Springs. The property is zoned for mixed-use and will include 220 residential housing units consisting of one and two-bedroom apartments along with covered parking for residents. We have started clearing and grading the site and expect to start construction by mid-year. We own the property free of any encumbrances.
Gwinnett County
From 2000 to 2008, Gwinnett County’s population increased 27.9% to 752,800. Gwinnett’s strong transportation networks, excellent public education system, and affordable home prices contribute to the county’s growth and employment base of 322,771 jobs.
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
Bassett Shopping Center. Our Bassett Shopping Center is a 19,949 square foot retail center located across the ring road from the Mall of Georgia. The property is anchored by Bassett Furniture, which occupies approximately 75% of the retail center. The property was 100% occupied at March 23, 2009.
Spectrum Shopping Center. Our two-level Spectrum Shopping Center is a 30,050 square foot retail center located on Highway 20 directly across from the main entrance to the Mall of Georgia. The retail center consists of small retail shops with no anchor tenant. The property was 56.8% occupied and at March 23, 2009. At December 31, 2008, we recorded a $1,300,000 impairment loss on the Spectrum retail center.
Forsyth County/Cumming
The city of Cumming is a rapidly growing area located approximately 30 miles north of Atlanta near Georgia 400. Between 2000 and 2008, the population of Forsyth County increased 66.8% from 98,407 to 164,100. Cumming is located north of Alpharetta in Forsyth County.
Sawmill Village. Our Sawmill Village property is a 22-acre site that is zoned for 154 apartments. The property is located at the intersection of Georgia Highway 9 and Old Atlanta Road in Forsyth County. This 154-unit community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return. We intend to begin construction on this property in 2009, assuming we are able to obtain the necessary construction financing.
Highway 20. Our Highway 20 property is a 38.2-acre site that is zoned for 210 apartments. The property is located on Georgia Highway 20 at the intersection of Elm Street, just north of Cumming’s town square and just three blocks from the elementary, middle, and high schools. Similar to our Sawmill Village property described above, we intend to begin construction on this property in 2009, assuming we are able to obtain the necessary construction financing.
Summary of Debt Secured by Our Properties
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) principal balance at December 31, 2008, (b) principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, and (e) monthly principal and interest payment.

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
No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Data for 2007 and 2008
Our common stock trades on the NYSE Alternext US (formerly named the American Stock Exchange) under the symbol “RPI.” The following table provides the quarterly high and low sales prices per share reported on the NYSE Alternext US during 2008 and 2007, as well as the dividends declared per share during each quarter. The sales prices per share have been adjusted to reflect the cash and stock distributions described in footnote (1) to the table.

				Dividends
	Quarter Ended	High	Low	Declared

2008	First Quarter	$3.75	$2.25	None
	Second Quarter	3.50	2.57	None
	Third Quarter	3.13	1.95	$0.66	(1)
	Fourth Quarter	2.25	0.53	$1.56	(1)

2007	First Quarter	$4.04	$3.73	None
	Second Quarter	4.04	3.35	None
	Third Quarter	3.87	3.61	None
	Fourth Quarter	3.76	2.93	None

(1)
On June 24, 2008, we sold our 403-unit Addison Place apartment community for $60,000,000 to an unrelated buyer. Net cash proceeds at closing totaled $29,654,952, from which we paid a distribution equal to $0.66 per share/unit, or $5,005,586 in total, to our shareholders and unitholders on August 5, 2008. On December 18, 2008, our board of directors declared a special distribution of $9,058,000, or $1.56 per share. The distribution was paid on January 29, 2009 in a combination of 20% in cash, or $0.31 per share, and 80% in our common stock, equal to $1.25 per share, to shareholders of record at the close of business on December 29, 2008. We paid a total of $2,362,909 in cash to shareholders and unitholders. We issued to shareholders a total of 3,754,732 shares valued at an aggregate amount of $7,246,633.

Shareholder Data
As of March 23, 2009, there were approximately 231 holders of record of our common stock.
As of March 23, 2009, we had 10,122,418 shares outstanding. In addition, 2,366,769 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Business – The Operating Partnership. There is no established public trading market for the units. As of March 23, 2009, the operating partnership had 116 unitholders of record.
Distribution Policy
We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of our board of directors.

We have not paid regular quarterly dividends since the third quarter of 2001. While we have in the past paid distributions from the net cash proceeds of property sales, we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. We expect to use the net cash proceeds from any property sales we might pursue during 2009 only to pay a distribution to shareholders (and unitholders) to the extent necessary to maintain our status as a REIT for federal income tax purposes. Any distributions beyond that amount will be at the sole discretion of our board of directors. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet IRS distribution requirements.
Stock Repurchase Plan
The following table and the accompanying footnotes provide information about our stock repurchase plan and the repurchases we made in the fourth quarter of 2008. We did not repurchase any shares in the first three quarters of 2008. Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price.
Issuer Purchases of Equity Securities

(d)
Maximum
			(c)	Number (or
			Total Number of	Appropriate
			Shares	Dollar
			(or Units)	Value) of Shares
		(b)	Purchased as	(or Units) That
	(a)	Average	Part of Publicly	May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
	Shares (or Units)	Per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs(1) (2)

October 1, 2008 — October 31, 2008	—	—	—	37,412

November 1, 2008 — November 30, 2008	—	—	—	37,412

December 1, 2008 — December 31, 2008	8,400	$1.89	8,400	291,600

Total	8,400	—	8,400	—

(1)
In September 1998, our board authorized a stock repurchase plan of up to 400,000 shares of our outstanding common stock. We repurchased 362,588 shares for $2,764,000 prior to 2002. On December 2, 2008, our board of directors amended our stock repurchase program to authorize the company to repurchase up to 300,000 shares of its outstanding common stock (including the remaining 37,412 shares under the plan before that amendment). The maximum number of the shares that may yet be purchased under the plan is provided as of December 31, 2008. All repurchases in December 2008 were made in open market transactions.

(2)
Subsequently, on January 13, 2009, our board of directors amended our stock repurchase plan to authorize the company to repurchase up to 600,000 shares of our outstanding common stock, effective on that date. Under this policy, as of March 23, 2009, we have authority to repurchase an additional 585,882 shares under the plan. The plan does not have an expiration date.

Sales of Unregistered Shares
In 2007 and 2008, we did not sell any shares of stock that were not registered under the Securities Act.
ITEM 6. SELECTED FINANCIAL DATA.
This Item does not apply to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Overview
We develop, own, and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. As of March 23, 2009, Roberts Realty owns an 81.1% interest in the operating partnership and is its sole general partner. We expect to continue to conduct our business in this organizational structure.
Recent Developments
Sale of Addison Place in June 2008
On June 24, 2008, we sold our 403-unit Addison Place apartment community for $60,000,000 to an unrelated buyer. The sale resulted in a gain on sale of $28,347,666. Net cash proceeds at closing totaled $29,654,952. From these net proceeds, we paid cash distributions to our shareholders and unitholders of $5,005,586 ($0.66 per share/unit) on August 5, 2008 and of $2,362,909 ($0.31 per share/unit) on January 29, 2009. At March 23, 2009, we had approximately $13,145,000 in cash and equivalents.
We have accounted for the operations of Addison Place as discontinued operations for the years ended December 31, 2008 and 2007. Accordingly, the analysis and discussion in this Item 7 focuses on the continuing operations of our remaining properties. The sale of Addison Place has affected and will affect our future results of operations and our liquidity and capital resources generally as follows:
•	Increased Working Capital. We received net cash proceeds of $29,654,952 from the sale of Addison Place. As noted above, at March 23, 2009, we have approximately $13,145,000 in cash and equivalents.
•
Net Cash Provided by Operating Activities from Continuing Operations. In the past, Addison Place provided a significant portion of the net cash provided by operating activities from continuing operations. Accordingly, we expect net cash provided by operating activities from continuing operations to be materially lower in calendar year 2009 than in 2008.

•
Reduced Revenues. Revenues for Addison Place were $2,703,362 through June 24, 2008, or approximately 50.9% of our total revenue for calendar year 2008. Accordingly, our revenues will be materially lower in 2009 than in 2008.

•
Reduced Income from Operations. Income from operations provided by Addison Place was $1,500,431 through June 24, 2008. Including the results of Addision Place, our total loss from operations for calendar year 2008 was $3,025,287. Accordingly, we expect our loss from operations to be materially greater in 2009 than in 2008.

•
Reduction in Number of Employees and Associated Costs. Our number of employees has decreased from 12 to five, and our related costs will decrease materially. Due to our status as a public company, with its associated costs that are largely unrelated to our asset base, the percentage decrease in our overall general and administrative expenses will be materially less than the percentage of our revenues represented by Addison Place.

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

Loan Renewals in Third Quarter of 2008
During the quarter ended September 30, 2008, we renewed four loans totaling $18,245,000 and extended the maturities to various dates during 2010 as well as reduced the principal amount of the four loans by a total of $1,552,000.
Special Distribution Declared in December 2008 and Paid in January 2009
On December 18, 2008, our board of directors declared a special distribution of $9,058,000, or $1.56 per share. The distribution was paid on January 29, 2009 in a combination of 20% in cash, or $0.31 per share, and 80% in our common stock, equal to $1.25 per share, to shareholders of record at the close of business on December 29, 2008. We decided to pay 80% of the distributions to shareholders in common stock to preserve our cash during this extraordinary credit crunch. In particular, we need cash for the following purposes:
(a)	to repay, if necessary, part of the $12,252,000 that we will owe to a lender on April 30, 2009 and will seek to refinance or extend;
(b)	to provide the equity required to develop and construct two new apartment communities as we plan; and
(c)	to provide working capital to enable us to cover our negative operating cash flow until we complete our development and construction program.
On January 29, 2009, we issued 3,754,732 shares in the stock portion of the distribution described above. Taking into account this distribution as well as exchanges by unitholders of units for shares, as of March 23, 2009:
•	we have 10,122,418 outstanding shares of common stock, and
•	the operating partnership has 1,436,987 outstanding units of limited partnership interest, with each unit being convertible into 1.647 shares of our common stock.
The trading price of our common stock adjusted downward in December 2008 in light of the substantial cash and stock distributions we announced on December 18, 2008 and paid on January 29, 2009.

Trends and Outlook
Short-Term Loans Maturing in April 2009
We have two loans from Wachovia Bank, N.A. that mature on April 30, 2009. These two loans total $12,252,000: the $8,175,000 loan secured by our Peachtree Parkway land and the $4,077,000 loan secured by our Highway 20 land. We intend to refinance these loans with the same lender or with another lender or lenders. We may be required to pay down the loans in connection with a refinancing. To fund any required principal payments, we may use cash from one or more of the following sources: our existing cash, contributions of a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. If we are unable to refinance these loans in some manner or to reach agreement with the lender to extend these loans, the lender could foreclose on our Peachtree Parkway, Highway 20, and North Springs properties, which would have material adverse financial and business consequences for us. In that event, we could be forced to dispose of all or a substantial portion of our properties in highly unfavorable circumstances.
On March 19, 2009, we entered into a loan commitment letter with a local bank to provide a $3.5 million loan to refinance the Highway 20 land, subject to customary closing conditions. Consistent with our business plan to lower the amount of debt on our balance sheet, at closing we would reduce the debt secured by our Highway 20 land by $577,000. The loan would mature on or about October 31, 2010.
Continued Negative Cash Flow
We own six tracts of undeveloped land totaling 148.4 acres. Five of these tracts – Peachtree Parkway, Westside, Highway 20, Sawmill Village, and North Springs, which we carry on our balance sheet at a combined value of $53,623,000 – are currently encumbered with land loans totaling $21,252,000. Our Northridge land is the only one of our six tracts of undeveloped land that is not encumbered with a land loan. Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continues to be challenged by the weakness in the national and local economy. For these reasons, as well as the absence of the operating cash flow we previously received from our Addison Place apartment community, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.
Although we believe we have excellent, well-located assets, a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs as noted above. Our business plan to reduce our negative cash flow includes the following:
•	converting land loans to construction loans on two of our properties, given that construction loans fund interest out of draws on the loans;
•
developing and constructing new apartment communities on the land we own, as described below, with the expectation that we will begin to generate positive cash flow as we construct the communities and begin to lease them up;

•	increasing the occupancy percentages of our retail and office properties; and
•	selling one or more assets.

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
Development and Construction Plans
We are moving forward with the development and construction of our next two apartment communities: Northridge and Sawmill Village. Despite the very challenging economic conditions, we believe this is a good time to create multifamily assets, and our banks have told us that they will consider making construction loans for that purpose. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and our cash on hand, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
No Quarterly Dividends
We have not paid regular quarterly dividends since the third quarter of 2001, and we have no plans to resume paying regular quarterly dividends for the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.
Results of Operations
Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007
Loss from continuing operations (net of the minority interest of the unitholders in the operating partnership) increased $1,224,687 or 37.5% from a $3,264,844 loss for the year ended December 31, 2007 to a $4,489,531 loss for the year ended December 31, 2008. We explain below the major variances between the year ended December 31, 2008 and the year ended December 31, 2007.
Total operating revenues increased $144,977 or 5.9% from $2,454,537 for the year ended December 31, 2007 to $2,599,514 for the year ended December 31, 2008. This increase in operating revenues is due primarily to rent increases and new leases.
Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, increased $65,151 or 5.4% from $1,202,340 for the year ended December 31, 2007 to $1,267,491 for the year ended December 31, 2008. This increase in operating expenses is due primarily to utilities, repairs and maintenance, and property taxes.
General and administrative expenses increased $141,710 or 8.4% from $1,680,955 for the year ended December 31, 2007 to $1,822,665 for the year ended December 31, 2008. This increase was due primarily to increases in professional services and in corporate overhead expenses.
Bad debt expense increased $139,510 from $2,130 for the year ended December 31, 2007 to $141,640 for the year ended December 31, 2008. This increase was due primarily to the write-off of past due rent from retail tenants that vacated their retail space before the maturity of their leases.

The write-off of the fair value/market value of leases decreased $14,752 or 32.4% from $45,598 for the year ended December 31, 2007 to $30,846 for the year ended December 31, 2008. This decrease was due to a greater write-off in 2007 than in 2008 of the unamortized balance of the leases of retail tenants whose leases were either terminated or not renewed during each year.
During 2008, we recorded a $2,555,000 impairment loss on real estate, consisting of a $1,255,000 impairment loss on our Northridge office building and a $1,300,000 impairment loss on our Spectrum retail center. We had no impairment losses during the 2007 period.
Depreciation and amortization expense decreased $35,419 or 2.6% from $1,343,009 for the year ended December 31, 2007 to $1,307,590 for the year ended December 31, 2008. This decrease was due primarily to a reduction of the amortization of the fair market value of leases for the Bassett, Spectrum, and Grand Pavilion retail centers of $76,546, offset by an increase of $51,836 in depreciation expense related to tenant improvements.
Interest income increased $162,040 or 118% from $137,160 for the year ended December 31, 2007 to $299,200 for the year ended December 31, 2008. This increase was due primarily to a significant increase in cash available for investment from the sale of our Addison Place apartment community in June 2008.
Interest expense decreased $1,076,279, or 42.7%, from $2,518,355 for the year ended December 31, 2007 to $1,442,076 for the year ended December 31, 2008. This decrease was due primarily to:
•	an increase of $502,305 of interest that was capitalized on our Northridge, Sawmill Village, and Peachtree Parkway land in accordance with SFAS No. 34, “Capitalization of Interest Cost”; and
•
a $559,812 reduction in interest paid on six floating rate loans (Addison Place Shops, Northridge office building, Peachtree Parkway, Highway 20, Sawmill Village, and Westside) due to a decrease in the average 30-day LIBOR rate in 2008 compared to 2007.

These amounts were offset by a $24,942 increase in interest paid on our line of credit due to a higher balance outstanding on our line of credit during 2008 compared to 2007.
Legal settlement decreased $78,000 for the year ended December 31, 2007 compared to the year ended December 31, 2008. During 2007, we received $78,000 to settle the early lease terminations of two of our former retail tenants located at our Spectrum retail center. There were no legal settlements during 2008.
Amortization of deferred financing and leasing costs increased $51,151, or 33.8%, from $151,225 for the year ended December 31, 2007 to $202,376 for the year ended December 31, 2008. This increase was due primarily to an increase of loan costs on our land loans as well as an increase of leasing costs for our four retail centers and office building.

Liquidity and Capital Resources
Overview
We made significant progress during 2008 with regard to our liquidity and balance sheet flexibility. On June 24, 2008, we closed the sale of our 403-unit Addison Place apartment community for $60,000,000, which resulted in net cash proceeds of $29,654,952. From these net proceeds, we paid cash distributions to our shareholders and unitholders of $5,005,586 on August 5, 2008 and of $2,362,909 on January 29, 2009. In addition, we improved our balance sheet flexibility by renewing four loans totaling $18,245,000, extending the maturities of those loans to various dates during 2010, and paying down the principal amount of those loans by a total of $1,552,000. We currently have only two land loans totaling $12,252,000 that mature in 2009. These two loans are the $8,175,000 loan on our Peachtree Parkway land and the $4,077,000 loan on our Highway 20 land, both of which mature on April 30, 2009. On August 28, 2008, we renewed our $2,500,000 unsecured, revolving line of credit to provide funds for short-term working capital purposes. The line of credit matures on September 1, 2009. As of March 23, 2009, there was no outstanding balance on the line of credit.
Sources and Uses of Capital
At December 31, 2008, we had $113,357,563 in total assets, of which $16,454,995, or 14.5%, consisted of cash. As of March 23, 2009, we held $13,145,000 in cash and cash equivalents. We believe that our most important uses of our capital resources will be:
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
Short- and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on mortgage debt. We are currently using the cash proceeds from the sale of Addison Place to meet our short-term liquidity requirements, including general and administrative expenses, and improvements and renovations at existing properties. If we are unable to secure construction and permanent financing or otherwise refinance our short-term debt, we may be forced to sell one or more properties to repay our short-term debt. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary, from the sale of properties. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and our current cash balances, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
Comparison of Twelve Months Ended December 31, 2008 to Twelve Months Ended December 31, 2007
Cash and cash equivalents increased $15,851,122 during the year ended December 31, 2008 compared to a decrease of $3,804,602 during the year ended December 31, 2007. The change is due to an increase in cash provided by investing activities of $55,907,421 offset by an increase in cash used in operating activities of $23,840 and an increase in cash used in financing activities of $36,227,857, as described in more detail below.

Net cash used in operating activities increased $23,840 from using $1,069,262 of cash during the year ended December 31, 2007 to using $1,093,102 of cash during the year ended December 31, 2008. This increase is due to:
•	a $1,597,055 increase in the loss from continuing operations (before minority interest);
•	a $614,199 decrease in cash provided by discontinued operations (Addison Place);
•	a $240,819 decrease in amounts due to affiliates;
•	a $99,344 decrease in security deposits and prepaid rent.
•	a $58,185 decrease in the amortization of above and below market leases;
•	a $52,817 decrease in the amortization of deferred compensation;
•	a $70,328 decrease in depreciation and amortization expense
•	a $36,838 decrease related to the forfeiture of restricted stock by a former employee; and
•	a $14,752 decrease in the write-off of the fair market value of leases;
These amounts were offset by:
•	a $2,555,000 increase in impairment loss on real estate;
•	a $189,180 increase in accounts payable and accrued expenses relating to operations; and
•	a $16,317 decrease in other assets.
Net cash provided by investing activities increased $55,907,421 from using $2,289,835 of cash during the year ended December 31, 2007 to $53,617,586 of cash provided by investing activities during the year ended December 31, 2008. This increase is due to:
•
a $58,525,621 increase in cash provided by discontinued operations (Addison Place), of which $58,488,164 was provided by the sale of Addison Place on June 24, 2008 (before the payment of mortgage notes outstanding); and

•	a $20,506 decrease related to the payment of leasing costs.
These amounts were offset by:
•	a $1,567,557 increase in the development and construction of real estate assets;
•	a $550,931 increase in restricted cash;
•	a $407,516 decrease in accounts payable and accrued expenses related to investing activities; and
•	a $112,702 decrease in due to affiliates.

Net cash used in financing activities increased $36,227,857 from using $445,505 of cash during the year ended December 31, 2007 to using $36,673,362 of cash during the year ended December 31, 2008. This increase is due to:
•
a $28,623,577 increase in cash used by discontinued operations (Addison Place), of which $28,833,212 consisted of mortgage notes repaid or assumed by the buyer in connection with the sale of Addison Place on June 24, 2008;

•	a $5,005,586 distribution paid to shareholders and unitholders on August 5, 2008;
•	$815,000 used to repay land notes;
•	An increase during 2008 of $777,696 used to repay construction notes;
•	$400,000 used to repay the line of credit during 2008 compared to proceeds received of $400,000 during 2007;
•	an increase during 2008 of $108,100 used to pay loan costs;
•	an increase during 2008 of $70,698 used to repay an insurance premium note payable;
•	$15,886 used to purchase treasury stock; and
•	an increase of $11,314 in the principal repayment of mortgage notes payable.
Debt Summary
The table and accompanying footnotes on the following two pages explain our debt structure, including for each loan: the principal balance at December 31, 2008 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and we make any required principal payments prior to maturity.

ROBERTS REALTY INVESTORS, INC.

DEBT SUMMARY SCHEDULE
(Listed in order of maturity by type of loan)
As of December 31, 2008

			Interest	Maturity	Balance at	Monthly	Dec. 31, 2008
	Lender	Interest Terms	Rate(1)	Date	Maturity	Payment	Balance

Permanent Mortgage Loans
Grand Pavilion Shopping Center (2)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	$6,016,331	$40,565	$6,625,209
Spectrum Shopping Center (2)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,545,747	31,273	5,059,141
Bassett Shopping Center (2)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,343	21,853	2,607,670

Totals					$12,505,421	$93,691	$14,292,020

Construction Loans
Addison Place Shops (3)	Compass Bank	LIBOR plus 200	3.50%	04/30/10	$6,000,000	Interest only	$6,000,000
Northridge Office Building (4) (5)	Bank of N. Ga.	LIBOR plus 200	3.75%	09/10/10	2,911,667	$13,333	3,165,000

Totals					$8,911,667		$9,165,000

Land Loans
Peachtree Parkway (6)	Wachovia Bank	LIBOR plus 400	5.88%	04/30/09	$8,175,000	Interest only	$8,175,000
Highway 20 (6)	Wachovia Bank	LIBOR plus 400	5.83%	04/30/09	4,077,000	Interest only	4,077,000
Westside (4)	Compass Bank	LIBOR plus 200	3.75%	02/27/10	6,000,000	Interest only	6,000,000
Sawmill Village	Bank of N. Ga.	LIBOR plus 175	2.22%	02/28/10	3,000,000	Interest only	3,000,000

Totals					$21,252,000		$21,252,000

Line of Credit
Revolving $2,500,000 Line of Credit (7)	Compass Bank	LIBOR plus 200		09/01/09	$0	Interest only	$0

Grand Totals					$42,669,088		$44,709,020

(1)	The interest rate shown for variable-rate debt is as of December 31, 2008.

(2)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves. Prepayment of the loan is not an option.

(3)	This loan has an interest rate floor of 3.50%.

(4)	Each of these loans has an interest rate floor of 3.75%.

(5)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(6)	As of March 23, 2009, this loan bears interest at LIBOR plus 425 basis points.

(7)	This loan has an interest rate floor of 4.0%.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of December 31, 2008

	Principal
Year	Payments	Properties with Balloon Payments

2009	$12,643,209	Peachtree Parkway land and Highway 20 land
2010	18,270,712	Westside, Sawmill, Addison Shops, Northridge Office Building
2011	282,376
2012	297,737
2013	6,256,980	Grand Pavilion
Thereafter	6,958,006	Spectrum, and Bassett retail centers

Total	$44,709,020

Short-Term Debt
We have a total of $21,252,000 in debt that matures on or before March 23, 2010, assuming no borrowings under our $2.5 million unsecured line of credit. For an explanation of how we plan to address the $12,252,000 in debt that matures on April 30, 2009, see “Trends and Outlook – Short-Term Loans Maturing in April 2009” in this Item 7 above.
We have a $2.5 million unsecured line of credit that matures on September 1, 2009. We use this loan from time to time to provide funds for short-term working capital purposes. At March 23, 2009, there was no outstanding balance on the line of credit. We intend to renew the line of credit, although there is no assurance that the bank will offer a renewal or, if the renewal is offered, that it will be on favorable terms.
Our $6,000,000 Westside loan matures on February 27, 2010, and our $3,000,000 Sawmill Village loan matures on February 28, 2010. Although we expect to extend or refinance these loans at or before their scheduled maturity, we do not expect to have the funds available to repay all or any substantial portion of the loans at maturity, nor have we begun to seek any commitments to renew or refinance them.
Long-Term Debt
We have five mortgage loans that mature at various dates from April 2010 through October 2019. If we still own a property securing a loan at the maturity date of the loan, we expect to refinance the maturing debt because we do not expect to have funds on hand sufficient to repay that debt at maturity.
Floating Rate Debt
We have six loans and one line of credit that bear interest at floating rates. These loans, which had an aggregate outstanding balance of $30,390,334 at March 23, 2009, bear interest at rates ranging from 175 to 425 basis points over the 30-day LIBOR rate. Changes in LIBOR that increase the interest rates on these loans will increase our interest expense and will do so in the future if rates were to continue to rise. For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $303,000 per year and adversely affect our liquidity and capital resources to that degree. The 30-day LIBOR rate has recently been volatile due to the unsettled credit markets. For example, the 30-day LIBOR rate was 4.587% on October 10, 2008 but was 0.56% on March 18, 2009.

Critical Accounting Policies and Recent Accounting Pronouncements
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

Real property assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment is recognized when the sum of expected undiscounted cash flows is less than the carrying value of the property. The expected cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates; (2) competition; (3) operating costs; (4) tenant occupancy; and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from such estimates. Our determination of fair value is based primarily on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management. For both the Northridge office building and the Spectrum at the Mall of Georgia retail center, we estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions. As a result, we recorded a $1,255,000 non-cash impairment loss on the Northridge office building at September 30, 2008 and a $1,300,000 non-cash impairment loss on the Spectrum at the Mall of Georgia retail center at December 31, 2008.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of FASB Statement No. 115” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and to the non-controlling interest. The provisions of SFAS 160 are effective for fiscal years beginning after November 15, 2008, including interim periods beginning January 1, 2009. The adoption of SFAS 160 is not expected to have a material effect on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, we apply the following fair value hierarchy:
Level 1 — Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.
Level 2 — Assets and liabilities valued based on observable market data for similar instruments.
Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.
When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and for those assets and liabilities we must use alternative valuation techniques to derive a fair value measurement. The carrying values of cash and cash equivalents, restricted cash and accounts receivable and payable included in our consolidated balance sheets at December 31, 2008 approximate their fair values. See Note 5 to the audited consolidated financial statements included in this report for additional discussion of the fair value for fixed rate mortgage debt. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, we adopted SFAS No. 159 and elected not to apply the provisions of SFAS No. 159 to our eligible financial assets and liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on our consolidated financial statements.
Stock Repurchase Plan
We issued a press release on January 13, 2009 announcing that our board of directors has amended our stock repurchase plan to authorize us to repurchase up to 600,000 shares of our outstanding common stock, effective immediately. For more information about this plan, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities –Stock Repurchase Plan, above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
Except as described below, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, management identified a material weakness in our information technology (“IT”) general controls in connection with its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In the quarter ended December 31, 2008, management completed the implementation of the following measures to remediate the material weakness in our IT general controls referenced above:
•	standardized the change management process to increase the discipline with which we document, test, approve, and implement changes to our IT environment;
•	adopted operations management procedures to improve our daily backup process and review of our backup and operations log; and
•	implemented new IT configurations and security management controls to limit and monitor logical access to our IT systems, applications, and data.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION.
We did not file a Current Report on Form 8-K to report the lease renewal agreements dated January 30, 2009 between the operating partnership and each of Roberts Properties Construction, Inc. and Roberts Properties, Inc. (together, the “Roberts Companies”) because these renewal amendments were not material to us and thus were not required to be described in a Current Report on Form 8-K. By providing the disclosure in this Item 9B, however, we are claiming a limited safe harbor provided by SEC rules from liability under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder for failure to timely file reports required by certain items in Form 8-K.
We hereby incorporate by reference the description of the lease renewal agreements provided in Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence – Transactions with the Roberts Companies – Northridge Office Building.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table provides information about our directors and executive officers as of the date of this report.

		Term as
		Director
Name	Age	Expires	Position

Charles S. Roberts	62	2009	Chairman of the Board, Chief Executive Officer and President

Charles R. Elliott	55	2009	Director, Chief Financial Officer, Secretary and Treasurer

Wm. Jarell Jones	60	2011	Director, Chairman of Audit Committee and Chairman of Nominating and Governance Committee

John L. Davis	43	2010	Director

Ben A. Spalding	74	2010	Director
Biographical Information
Charles S. Roberts has served as our Chairman of the Board, Chief Executive Officer, and President since he founded the company in July 1994. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. and Roberts Properties Construction, Inc.
In October 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct, and manage real estate. Beginning in 1980, Mr. Roberts and Roberts Properties began to focus on developing upscale multifamily residential communities and have won numerous local, regional, and national awards for the development of these communities. Mr. Roberts has been a frequent national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. (which we acquired in 1997) was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties was awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight out of the past 20 years. On a national level, Roberts Properties was twice awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments. In 1993, Roberts Properties was awarded the coveted Golden Aurora Award for best overall development in the Southeast.
Since January 2006, Mr. Roberts has served as president of the board of directors of Big Trees Forest Preserve, a 30-acre urban forest in Sandy Springs, Georgia dedicated to conservation, preservation and education. Since February 2007, Mr. Roberts has also served on the Landmarks Preservation Commission of the Town of Palm Beach, Florida.

John L. Davis, a director since November 2008, is the President of Bravo Realty Consulting, Inc., a company that he formed in 2007 to provide consulting services for small and middle market real estate companies looking for debt and equity. Mr. Davis has 20 years of experience in the commercial banking industry. From May 2005 to November 2007, he served as a Senior Director of Wrightwood Capital, a structured debt and equity provider. Prior to 2005, he was a Senior Vice President with Compass Bank for 10 years. Before he joined Compass Bank, he was a banker for seven years with Hibernia Bank in New Orleans. During his ten years with Compass Bank, Mr.  Davis was our relationship manager and was involved in all facets of our business relationship with Compass Bank. Mr. Davis is also a principal in several entities, which own and operate various healthcare businesses, primarily skilled nursing facilities and geriatric-psychiatric hospitals.
Charles R. Elliott served as a director from October 1994 to February 1995 and became a director again in 2000. Effective May 31, 2006, Mr. Elliott again became our Chief Financial Officer, Secretary, and Treasurer. Previously, he was our Secretary and Treasurer from our inception until July 15, 2002, and our Chief Financial Officer from April 1995 until July 15, 2002, when he became our Senior Vice President – Real Estate. He left Roberts Realty as a full-time employee on August 30, 2002 and returned on a full-time basis from February 17, 2003 to September 30, 2003 as our Chief Operating Officer. In this interim period, he provided limited consulting services for which he was paid a fee. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995, when he joined Roberts Realty as our Chief Financial Officer. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993, most recently as a Senior Vice-President of Accounting and Finance. He holds an undergraduate degree in Accounting and a master’s degree in Finance.
Wm. Jarell Jones, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Georgia since November 1993, with an office in Statesboro, Georgia through 2007 and with an office in St. Simons from 2002 until the present. Mr. Jones is also the President and sole shareholder of Palmetto Realty Company, a real estate development and brokerage company primarily involved in the development of single family residential lots in coastal South Carolina and Georgia. Palmetto Realty is a registered real estate broker in Georgia and South Carolina and serves as a qualified intermediary and exchange accommodation title holder for like-kind exchanges. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990, Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones was formerly a director for six years and the Chairman for two years of the Downtown Statesboro Development Authority.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2008, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Dennis H. James, a director, filed a late Form 4 to report two purchase transactions that were not reported on a timely basis; Wm. Jarell Jones, a director, filed a late Form 4 to report two purchase transactions that were not reported on a timely basis; and Charles Roberts, our Chief Executive Officer, President and director, filed a late Form 4 to report two purchase transactions that were not reported on a timely basis.
Code of Ethics and Business Conduct
On March 17, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the rules of the NYSE Alternext US and the federal Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:
•	honest and ethical conduct, including the ethical handling of corporate opportunities and actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make;
•	compliance with applicable governmental laws, rules, and regulations;
•	confidentiality;
•	protection and proper use of company assets;
•	equal employment opportunities and prohibition of discrimination or harassment;
•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	(8) accountability for adherence to the code.
We will provide a copy of the code of business conduct and ethics free of charge to any person who requests it in writing. Please direct your request to our Chief Financial Officer, 450 Northridge Parkway, Suite 302, Sandy Springs, GA 30350.
Audit Committee
The audit committee of our board of directors is composed of Mr. Jones, its chairman, and Mr. John L. Davis. The board has determined that Mr. Jones is an “audit committee financial expert” as defined under applicable SEC rules and is “independent” under the listing standards of the NYSE Alternext US, on which the shares of our common stock are listed.

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
Summary Compensation Table for 2008 and 2007

						Stock		All Other
Name and Principal		Salary		Bonus		Awards		Compensation	Total
Position	Year	($)		($)		($)		($)	($)
Charles S. Roberts,	2008	225,000		250,000	(1)	—		—	475,000
Chief Executive Officer, President,	2007	224,519	(2)	—		—		—	224,519
and Chairman of the Board

Charles R. Elliott,	2008	163,795	(3)	75,000	(4)	—		—	238,795
Chief Financial Officer, Secretary,	2007	127,413	(3)	—		48,063	(5)	—	175,476
and Treasurer

(1)	On June 24, 2008, the board of directors of Roberts Realty approved the payment of a $250,000 bonus to Mr. Roberts, at the closing of the sale of our 403-unit Addison Place apartment community.

(2)	On February 28, 2007, our compensation committee granted a $25,000 salary increase to Mr. Roberts for his performance as Chief Executive Officer.

(3)
Effective May 31, 2006, we hired Mr. Elliott as our Chief Financial Officer, Secretary, and Treasurer. Under an arrangement we negotiated with Mr. Elliott, we pay him $70 per hour for his service in those positions. Mr. Elliott receives no employee benefits, i.e. medical, vacation, holidays, etc., and he is paid only for the actual hours he works. In addition, Mr.  Elliott received our standard director fee of $12,000 during 2008, which is included in the salary amount shown in the table. (We do not compensate Mr. Roberts for his service as a director.)

(4)	On June 24, 2008, the board of directors of Roberts Realty approved the payment of a $75,000 bonus to Mr. Elliott, at the closing of the sale of our 403-unit Addison Place apartment community.

(5)
On February 28, 2007, our compensation committee granted 6,250 shares of restricted stock to Mr. Elliott for his performance as Chief Financial Officer. Mr. Elliott’s restricted shares vested on June 1, 2007. The grant of restricted shares to Mr. Elliott in 2007 was not intended as additional compensation for 2006 and, accordingly, is reflected as 2007 compensation in the table above.

Director Compensation for 2008
The following table summarizes the compensation we paid to our non-employee directors in 2008.

	Fees Earned
	or Paid in Cash	Total
Name	($)	($)

John L. Davis	2,000	2,000

Dr. James M. Goodrich	7,000	7,000

Dennis H. James	14,000	14,000

Wm. Jarell Jones	42,000	42,000

Ben A. Spalding	12,000	12,000
During 2008, we paid our directors other than Mr. Roberts an annual fee of $12,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. Dr. Goodrich resigned from the board effective August 1, 2008, and Mr. James passed away on September 2, 2008. We paid additional compensation of $750 per month to Mr. James for serving as the chairman of the compensation committee.
We paid additional compensation of $750 per month to Mr. Jones for serving as the chairman of the audit committee and $250 per month for serving as the chairman of the nominations and governance committee. On February 4, 2008, our board of directors and nominating and governance committee approved a compensation arrangement for Mr. Jones of $6,000 per month (reduced to $2,000 per month on April 1, 2008) for additional work he was asked to perform during 2008 as audit committee chairman in reviewing the company’s properties, plans, financial statements and projections, loans, and liquidity and capital resources. Under this compensation arrangement, which was in effect from February 4, 2008 through June 30, 2008, we paid Mr. Jones a total of $18,000. Notwithstanding the termination of the arrangement, if and to the extent that Mr. Jones is required in the future to perform work as the audit committee chairman that is over and above his normal duties, our nominating and governance committee authorized the payment of additional compensation to Mr. Jones on an hourly basis at the rate of $275 per hour.
In addition to the compensation described above, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above.
In November 2008, our board authorized an increase in the standard annual fee paid to its non-employee directors from $12,000 to $18,000, payable in the amount of $1,500 per month, for attendance, in person or by telephone, at meetings of the Board and its committees, effective as of January 1, 2009. In addition, our board authorized to continue paying Mr. Charles R. Elliott the standard annual fee paid to non-employee directors, as increased to $18,000 or $1,500 per month, for his services as a director, effective as of January 1, 2009. We will continue to pay additional compensation of $750 per month to the chairman of the audit committee and to the chairman of the compensation committee and $250 per month to the chairman of the nominating and governance committee. In addition, we will continue to reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Ownership of Common Stock and Units
The following table describes the beneficial ownership of shares of our common stock as of March 23, 2009 for:
•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director and our named executive officers; and
•	our directors and executive officers as a group.
Except as noted in the footnotes, each person named in the following table owns all shares and partnership units directly and has sole voting and investment power. Each of the persons known by us to beneficially own more than 5% of the common stock has an address in care of our principal office. The Number of Shares Beneficially Owned column in the table includes the shares owned by the persons named but does not include shares they may acquire by exchanging units of partnership interest in Roberts Properties Residential, L.P., our operating partnership, for shares of common stock as explained in the following paragraphs. The Number of Shares Underlying Units Beneficially Owned column in the table reflects all shares that each person has the right to acquire by exchanging units for shares, subject to the limitations described in the following paragraphs. In the case of persons who own shares and units (and all directors and executive officers as a group), the percentages in the Percent of Class column are not equal to the number of shares then owned by the person divided by the number of outstanding shares. Instead, under SEC rules, the shares that the person or group can acquire in exchange for units are deemed to be outstanding and to be beneficially owned by the person or group holding those units when calculating the percentage ownership of that person or group, although shares that other persons can acquire in exchange for units are not treated as outstanding for purposes of that calculation.
Except as described in this paragraph, unitholders generally have the right to require the operating partnership to redeem their units. To preserve our qualification as a real estate investment trust, our articles of incorporation limit ownership by any one holder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future (other than by exchanging the units the shareholder owned on that date for shares). The ownership limit will apply when a unitholder elects to exchange his or her units for shares. If exchanging units would cause a unitholder to exceed the applicable ownership limit (other than by exchanging units the unitholder owned on July 22, 2004 as explained above), the unitholder will receive cash to the extent required to bring him or her within this ownership limit. In Mr. Roberts’ case, he will receive cash if upon redemption of his units he would own more than 35% of the outstanding shares of our common stock.

A unitholder who submits units for redemption will receive, at our election, either:(a) a number of shares equal to the number of units submitted for redemption multiplied by the applicable conversion factor, which is currently 1.647 shares for each unit submitted for redemption, or (b) cash equal to the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. Our policy is to issue shares in exchange for units submitted for redemption.

			Number of
			Shares
	Number of		Underlying
	Shares		Units
Name of	Beneficially		Beneficially			Percent of
Beneficial Owner	Owned		Owned		Total	Class (1)

Charles S. Roberts	3,275,971	(2)	1,166,920	(3)	4,442,891	39.35%

John L. Davis	22,852		0		22,852		*

Ben A. Spalding	37,955	(4)	44,993	(5)	82,948		*

Wm. Jarell Jones	53,130	(6)	0		53,130		*

Charles R. Elliott	48,000		0		48,000		*

All directors and executive officers as a group: (5 persons) (7)	3,437,908		1,211,913		4,649,821	41.02%

*	Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 10,122,418, the number of shares outstanding as of March 23, 2009.

(2)	Includes 53,067 shares owned by a family limited liability company of which Mr. Roberts is the manager. Mr. Roberts disclaims beneficial ownership of those shares.

(3)	Reflects Mr. Roberts’ beneficial ownership of 708,512 units, each of which is exchangeable for 1.647 shares of our common stock.

(4)	Includes 12,348 shares owned by a partnership of which Mr. Spalding’s wife is the managing partner. Mr. Spalding disclaims beneficial ownership of those shares.

(5)
Reflects Mr. Spalding’s beneficial ownership of 27,318 units, which include 2,917 units owned by Mrs. Spalding and 24,401 units owned by partnerships of which Mrs. Spalding is the managing partner. Each unit is exchangeable for 1.647 shares of our common stock. Mr. Spalding disclaims beneficial ownership of all units owned by his wife or partnerships of which she is the managing partner.

(6)	Includes 3,332 shares owned by Mr. Jones’ wife, to which Mr. Jones disclaims beneficial ownership.

(7)	Includes an aggregate of 15,680 shares and 27,318 units beneficially owned by two directors’ wives, as to which shares such directors disclaim beneficial ownership.

Equity Compensation Plan Information
The following table provides equity compensation plan information at December 31, 2008. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. As amended on January 27, 2009 to take into account our recent stock distribution, we may grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. As of March 23, 2009, 646,212 shares remain available to be granted under the Plan.
Equity Compensation Plan Information

Number of
	securities		Number of securities
	to be issued	Weighted-average	remaining available for future
	upon exercise of	exercise price of	issuances under equity
	outstanding	outstanding	compensation plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan category	and rights	and rights	column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	392,212

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	392,212

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
General
Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty owns an 81.1% interest in the operating partnership as of March 23, 2008 and is its sole general partner. Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, owns all of the outstanding shares of both Roberts Properties, Inc. and Roberts Properties Construction, Inc., which we refer to together as the Roberts Companies. As explained below, we have entered into transactions with these companies and paid them to perform services for us.
Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2007, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 3 and 8 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section, including in some cases information for periods before 2007.
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
Northridge Office Building. We own a three-story, 37,864 square foot building on Northridge Parkway in Sandy Springs that serves as our corporate headquarters. We occupy a portion of the third floor in the building, and we lease the remaining space on that floor to Roberts Properties and Roberts Construction.
On March 27, 2006, the operating partnership entered into the original lease agreement with each of the Roberts Companies. The terms of the original lease to Roberts Properties, Inc. included a total of 5,336 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Under the lease, the tenant has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. On January 30, 2009, the operating partnership and Roberts Properties entered into a lease renewal agreement reflecting Roberts Properties’ exercise of the third one-year renewal option. Other than the current rental rate, the lease remains in effect under its original terms. The rental rate remains at $20.00 per rentable square foot, the rate provided in the prior one-year renewal agreement.
The terms of the original lease to Roberts Properties Construction, Inc. included a total of 1,542 rentable square feet for a one-year term at a rate of $19.00 per rentable square foot. Under the lease, the tenant has three one-year options to renew its lease for all or part of the premises upon three months’ prior written notice to be negotiated at market rents, but in no event less than the base rent at the end of the term. In 2007, the amount of space rented increased to 1,854 square feet, and the lease otherwise remained in effect under its original terms. On January 30, 2009, the operating partnership and Roberts Properties Construction entered into another lease renewal agreement reflecting Roberts Properties Construction’s exercise of the third one-year renewal option. Other than the current rental rate, the lease remains in effect under its original terms. The rental rate remains at $20.00 per rentable square foot, the rate provided in the prior one-year renewal agreement.

Northridge Community. We intend to develop a 220-unit apartment community on 10.9 acres of undeveloped land located next to our Northridge office building on Northridge Parkway in Sandy Springs. We retained Roberts Properties to complete the design and development work for a fee of $2,500 per unit, or $550,000, which we have paid. We also entered into a cost plus 10% contract with Roberts Construction to build the 220 apartment units.
Peachtree Parkway Land. We own a 23.5 acre parcel of undeveloped land in Gwinnett County. The land is zoned for 292 apartment units and is located across Peachtree Parkway from the upscale Forum Shopping Center.
In acquiring the Peachtree Parkway property, we assumed and became bound by a restrictive covenant recorded in those records in favor of Roberts Properties and Roberts Construction that provides that if the then-owner of the property develops it for residential use:
(a)
Roberts Properties, or any entity designated by Mr.  Roberts, will be engaged as the development company for the project and will be paid a development fee in an amount equal to $5,000 per residential unit multiplied by the number of residential units that are developed on the property, with such fee to be paid in equal monthly amounts over the contemplated development period (we have paid Roberts Properties a $1,460,000 development fee in full satisfaction of this part of the covenant); and

(b)
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
North Springs Land. We own a 9.84-acre parcel of undeveloped land in Fulton County that we refer to as the North Springs property. The North Springs property is zoned for 120 condominium units, 236 apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. In acquiring the North Springs property, we assumed and became bound by a restrictive covenant recorded in those records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above, except that the covenant expires on January 3, 2015. We have paid Roberts Properties a $1,780,000 development fee in full satisfaction of the part of the covenant relating to development fees.

Development Fees. From time to time, we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We entered into development and design agreements with Roberts Properties on four projects, which are outlined in the following table.

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	2/28/09	Commitment

North Springs	$1,780,000	$1,780,000	$0
Peachtree Parkway	1,460,000	1,460,000	0
Sawmill Village	770,000	577,500	192,500
Highway 20	1,050,000	100,000	950,000

	$5,060,000	$3,917,500	$1,142,500

Although we have paid Roberts Properties the full contractual amount for development services for some of the above properties, Roberts Properties will continue to provide services as appropriate as we complete the development of the properties and begin construction.
Construction Contracts. We enter into contracts in the normal course of business with Roberts Construction. During 2005, we entered into contracts with Roberts Construction on the four projects mentioned above, and we have an existing contract with Roberts Construction we entered into prior to 2005 for the construction of our Northridge project. During 2007, we entered into a contract with Roberts Construction for the construction of Building “D” at our Addison Place Shops, which is now complete. We paid a total of $421,731 to Roberts Construction to construct Building D. Terms of each of the construction contracts are cost plus 10%. As of the date of this report, we have not finalized the costs of the four projects described above.
Other Fees and Reimbursements. From January 1, 2007 to March 23, 2009, we paid Roberts Properties $85,090 for reimbursement of operating costs and expenses, and we paid Roberts Construction $276,715 for project work done at our communities.
We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008. Under the terms of the arrangement, we will reimburse Roberts Properties the cost of providing consulting services in an amount equal to an appropriate hourly billing rate for an employee multiplied by the number of hours that the employee provided services to us. We believe that the reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. From January 1, 2007 to March 23, 2009, we incurred $174,583 under this policy, and as of March 23, 2009, we have paid $168,196 to Roberts Properties under this policy.
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
The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. We have stated this policy in our annual reports on Form 10-K since we became required to file reports with the SEC. In addition, under the applicable rules of the NYSE Alternext US, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors.
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
Under the Code of Business Conduct and Ethics, the approval of conflicting interest transactions is two-pronged. As noted above, our board of directors has adopted and has long followed a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the NYSE Alternext US, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. The Code of Business Conduct and Ethics provides that any transaction or relationship that is approved as described in this paragraph is in compliance with the Code, and that approval as described in this paragraph is not to be regarded as a waiver of the Code.

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
Determination of Director Independence
We have established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. Our Audit Committee is composed of Mr. Jones (Chairman) and Mr. Davis. Our board of directors has determined that each member of the Committee is “independent” under the SEC’s Rule 10A-3 and Section 803A of the NYSE Alternext US listing standards. Our Compensation Committee is composed of Mr.  Jones (Chairman) and Mr. Davis, and our Nominating and Governance Committee is composed of Mr. Jones (Chairman) and Mr. Spalding. Our board of directors has determined that each of Mr. Davis, Mr. Jones and Mr. Spalding is “independent” within the meaning of Section 803A of the NYSE Alternext US listing standards. There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Reznick Group (“Reznick”) is our independent registered public accounting firm.
Audit Fees
For 2007
The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2007, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2007, were $155,500.
For 2008
The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2008, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2008, were $144,000.
Audit-Related Fees
We did not engage Reznick to provide, and Reznick did not bill us for, professional services that were reasonably related to the performance of the audit of our 2007 or 2008 financial statements, but which are not reported in the previous paragraph.
Tax Fees
For 2007
The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007, were $12,000.
For 2008
The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2008, were $78,025.
All Other Fees
Reznick did not bill us for any services for the fiscal years ended December 31, 2007 and December 31, 2008 other than for the services described above.
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
The financial statements listed below are filed as part of this annual report on the pages indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Roberts Realty Investors, Inc.:
We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc., a Georgia corporation, and its subsidiary (together, the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Reznick Group, P.C.
Atlanta, Georgia
March 30, 2009

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
REAL ESTATE ASSETS – At cost:
Land	$11,375,734	$11,116,360
Buildings and improvements	25,521,272	27,598,225
Furniture, fixtures and equipment	619,181	339,286

	37,516,187	39,053,871
Less accumulated depreciation	(3,861,074)	(2,740,021)

Operating real estate assets	33,655,113	36,313,850
Construction in progress and real estate under development	52,305,712	49,487,604
Land held for investment	9,009,124	9,009,124
Property held for sale (net)	—	30,107,548

Net real estate assets	94,969,949	124,918,126

CASH AND CASH EQUIVALENTS	16,454,995	603,873

RESTRICTED CASH	925,521	326,410

DEFERRED FINANCING & LEASING COSTS – Net of accumulated amortization of $570,894 and $373,318 at December 31, 2008 and December 31, 2007, respectively	316,124	297,514

FAIR VALUE OF LEASES – Net of accumulated amortization of $465,087 and $398,697 at December 31, 2008 and December 31, 2007, respectively	322,954	519,364

OTHER ASSETS – Net	368,020	410,750

Other assets (net) related to discontinued operations	—	374,955

	$113,357,563	$127,450,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$14,292,020	$14,526,170
Construction notes payable	9,165,000	10,076,030
Land notes payable	21,252,000	22,067,000
Line of credit payable	—	400,000
Insurance premium note payable	—	90,073
Accounts payable and accrued expenses	655,701	783,923
Due to affiliates	52,878	210,235
Security deposits and prepaid rents	141,550	171,535
Distribution payable	2,362,909	—
Mortgage notes, accounts payable and accrued expenses related to discontinued operations	23,781	29,357,559

Total liabilities	47,945,839	77,682,525

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	12,585,216	11,715,497

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 10,086,769 and 9,773,642 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	100,868	58,125
Additional paid-in capital	30,389,994	27,590,845
Treasury shares, at cost	(15,886)	—
Retained earnings	22,351,532	10,404,000

Total shareholders’ equity	52,826,508	38,052,970

	$113,357,563	$127,450,992

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
OPERATING REVENUES:
Rental operations	$2,246,946	$2,088,160
Other operating income	352,568	366,377

Total operating revenues	2,599,514	2,454,537

OPERATING EXPENSES:
Personnel	53,550	56,748
Utilities	213,873	193,508
Repairs, maintenance and landscaping	175,663	155,474
Real estate taxes	725,885	712,938
Marketing, insurance and other	98,520	83,672
General and administrative expenses	1,822,665	1,680,955
Bad debt expense	141,640	2,130
Write-off of fair value/market value of leases (net)	30,846	45,598
Impairment loss on real estate	2,555,000	—
Depreciation and amortization expense	1,307,590	1,343,009

Total operating expenses	7,125,232	4,274,032

LOSS FROM OPERATIONS	(4,525,718)	(1,819,495)

OTHER INCOME (EXPENSE):
Interest income	299,200	137,160
Interest expense	(1,442,076)	(2,518,355)
Legal settlement	—	78,000
Amortization of deferred financing and leasing costs	(202,376)	(151,225)

Total other expense	(1,345,252)	(2,454,420)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(5,870,970)	(4,273,915)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	1,381,439	1,009,071

LOSS FROM CONTINUING OPERATIONS	(4,489,531)	(3,264,844)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of minority interest of unitholders in the operating partnership (Note 4)	22,110,875	(146,631)

NET INCOME (LOSS)	$17,621,344	$(3,411,475)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (Note 6):

(Loss) from continuing operations-basic	$(0.46)	$(0.33)
Income (loss) from discontinued operations-basic	2.27	(0.02)

Net income (loss)-basic	$1.81	$(0.35)

(Loss) from continuing operations-diluted	$(0.47)	$(0.34)
Income (loss) from discontinued operations-diluted	2.31	(0.02)

Net income (loss)-diluted	$1.84	$(0.36)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares
	Number of					Total
	Shares		Paid-In	Treasury	Retained	Shareholders’
	Issued	Amount	Capital	Shares	Earnings	Equity

BALANCE AS OF DECEMBER 31, 2006	5,777,458	$57,775	$27,424,751	—	$13,815,475	$41,298,001

Comprehensive income
Net loss					(3,411,475)	(3,411,475)

Total comprehensive income						(3,411,475)

Conversion of units to shares	10,005	100	75,595			75,695
Restricted shares issued to employees, net of forfeitures	25,000	250	(250)			—
Amortization of deferred compensation			73,818			73,818
Adjustment for minority interest in the operating partnership			16,931			16,931

BALANCE AS OF DECEMBER 31, 2007	5,812,463	$58,125	$27,590,845	$—	$10,404,000	$38,052,970

Comprehensive income
Net income					17,621,344	17,621,344

Total comprehensive income						17,621,344

Purchase of Treasury Shares				(15,886)		(15,886)
Distributions declared	3,754,732	37,547			(5,673,812)	(5,636,265)
Conversion of units to shares	537,422	5,375	421,625			427,000
Restricted shares issued to employees, net of forfeitures	(17,848)	(179)	(36,659)			(36,838)
Amortization of deferred compensation			21,001			21,001
Adjustment for minority interest in the operating partnership			2,393,182			2,393,182

BALANCE AS OF DECEMBER 31, 2008	10,086,769	$100,868	$30,389,994	$(15,886)	$22,351,532	$52,826,508

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$17,621,344	$(3,411,475)
Adjustments to reconcile net income to net cash used in operating activities:
(Income) loss from discontinued operations, net of minority interest	(22,110,875)	146,631
Minority interest of unitholders in the operating partnership	(1,381,439)	(1,009,071)
Depreciation and amortization	1,499,165	1,569,493
Amortization of above and below market leases	26,375	84,560
Amortization of deferred compensation	21,001	73,818
Write-off of fair value/market value of leases (net)	30,846	45,598
Impairment loss on real estate	2,555,000	—
Forfeiture of restricted stock	(36,838)	—
Changes in assets and liabilities:
Decrease (increase) in other assets	1,383	(14,934)
(Decrease) increase in security deposits and prepaid rent	(29,985)	69,359
(Decrease) increase in due to affiliates	(123,973)	116,846
Decrease in accounts payable and other liabilities relating to operations	229,294	40,114

Net cash used in operating activities from continuing operations	(1,698,702)	(2,289,061)
Net cash provided by operating activities from discontinued operations	605,600	1,219,799

Net cash used in operating activities	(1,093,102)	(1,069,262)

INVESTING ACTIVITIES:
Payment of leasing costs	(34,087)	(54,593)
Increase in restricted cash	(599,111)	(48,180)
(Decrease) increase in accounts payable and other liabilities relating to investing	(357,516)	50,000
(Decrease) Increase in due to affiliates	(33,385)	79,317
Development and construction of real estate assets	(3,835,423)	(2,267,866)

Net cash used in investing activities from continuing operations	(4,859,522)	(2,241,322)
Net cash provided by (used in) investing activities from discontinued operations	58,477,108	(48,513)

Net cash provided by (used in) investing activities	53,617,586	(2,289,835)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(234,150)	(222,837)
Payment of loan costs	(182,099)	(73,999)
Repayment of construction note payable	(911,030)	(133,333)
Repayment of land notes payable	(815,000)	—
Repayment of insurance premium note payable	(90,073)	(19,375)
(Repayment) Draw of line of credit	(400,000)	400,000
Purchase of Treasury Stock	(15,886)	—
Payment of distribution to shareholders and unitholders	(5,005,586)	—

Net cash used in financing activities from continuing operations	(7,653,824)	(49,544)
Net cash used in financing activities from discontinued operations	(29,019,538)	(395,961)

Net cash used in financing activities	(36,673,362)	(445,505)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,851,122	(3,804,602)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	603,873	4,408,475

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,454,995	$603,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $1,193,766 and $691,461 for 2008 and 2007, respectively	$2,449,235	$4,350,870

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Development and construction of real estate assets due to, but not paid to, affiliates	$45,932	$79,317

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
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
Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or its three wholly owned subsidiaries, each of which is a Georgia limited liability company. Roberts Realty is the sole general partner of the operating partnership. Roberts Realty had an 80.76% ownership interest in the operating partnership at December 31, 2008 and a 76.46% ownership interest in the operating partnership at December 31, 2007. As the sole general partner and owner of a majority interest of the operating partnership, Roberts Realty controls the operating partnership.
At December 31, 2008, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	four neighborhood retail centers totaling 156,615 square feet;
•	one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters;
•	five tracts of undeveloped land totaling 104 acres in various phases of development and construction; and
•	a 44-acre tract of land that is held for investment.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the minority interest of the unitholders in the operating partnership.
The minority interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the minority interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The minority interest ownership percentage is calculated by dividing the number of units outstanding by the combined total of shares and units outstanding at a specific point in time. The minority interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The minority interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average number of units outstanding during the period, which was 23.53%, and 23.61% for the years ended December 31, 2008 and 2007, respectively. The minority interest of the unitholders was $12,585,216 and $11,715,497 at December 31, 2008 and 2007, respectively.

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, on a 1.647 to one basis (see Note 6, Shareholders’ Equity – Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares. Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption.
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which was subsequently revised in December 2003. Roberts Realty adopted FIN 46R in January 2004, at which time it determined that it had no variable interest entities, nor does Roberts Realty have any variable interest entities at December 31, 2008.
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
Real assets are reviewed for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment would be recognized when the sum of expected undiscounted cash flows is less than the carrying value of the property. The expected cash flows of an operating property are dependent on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from such estimates. Roberts Realty’s determination of fair value is based primarily on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management. For both the Northridge office building and the Spectrum at the Mall of Georgia retail center, Roberts Realty estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions. As a result, Roberts Realty recorded a $1,255,000 non-cash impairment loss on the Northridge office building at September 30, 2008 and a $1,300,000 non-cash impairment loss on the Spectrum at the Mall of Georgia retail center at December 31, 2008.
The purchase price of acquired real estate assets is allocated to land, building, and intangible assets, in accordance with SFAS No. 141, “Accounting for Business Combinations.” Roberts Realty allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The combined net value of above and below market leases acquired, net of accumulated amortization, was ($28,677) and ($5,028), and the unamortized remaining values are included in other assets on the consolidated balance sheets at December 31, 2008 and 2007, respectively. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable and are tested at least annually. During 2008, Roberts Realty determined that, based on estimated future cash flows, the carrying amount of the fair value of the leases relating to the Retail/Office segment exceeded its fair value by $30,846. Accordingly, an impairment loss of that amount was recognized and is included in the write-off of fair value/market value of leases (net) in the statement of operations.

Expenditures directly related to the development, acquisition, and improvement of real estate assets are capitalized at cost as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, and insurance are capitalized. Interest expense is capitalized on qualifying assets during construction using a weighted average interest rate for all indebtedness. Interest capitalized for the years ended December 31, 2008 and 2007 was $1,193,766 and $691,461, respectively. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the lease. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of the in-place leases, leasing costs, and any tenant improvement allowance is included in the depreciation and amortization expense on the operating statement with the operating real estate depreciable assets.
Roberts Realty recognizes gains on sales of assets in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” If any significant continuing obligation exists at the date of the sale, Roberts Realty defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of Roberts Realty’s assets as of December 31, 2008 and 2007.
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
Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financings and are amortized on the straight-line method over the terms of the related debt. Accounting principles generally accepted in the United States of America require that the effective-yield method be used to amortize financing costs; however, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Amortization of deferred financing costs was $195,417 and $170,000 for the years ending December 31, 2008 and 2007, respectively.

Revenue Recognition. Roberts Realty leases its multifamily properties under operating leases with terms generally one year or less. Commercial leases for Roberts Realty’s retail and office properties generally have terms of three to five years, with options to renew for an additional three to five years. Roberts Realty recognizes revenue for reimbursements from retail tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses such as electricity, water and sewer, and trash removal. Rental income from multifamily properties is recognized when collected, and rental income from retail and office properties is recognized when earned, which materially approximates revenue recognition on a straight-line basis. At December 31, 2008, future minimum rentals to be received by Roberts Realty under its retail and office leases, excluding reimbursements for operating expenses, are as follows:

Year	Amount

2009	$1,751,569
2010	1,386,848
2011	1,238,147
2012	980,340
2013	391,647
Thereafter	448,932

Total	$6,197,483

Income Taxes.  Roberts Realty elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 1994.  As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes each year at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements.  As long as Roberts Realty continues to maintain its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future.  Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.  A reconciliation of Roberts Realty’s net income (loss) to its taxable loss for the years ending December 31, 2008 and 2007 is shown below.

	2008	2007

Net income (loss)	$17,621,344	$(3,411,475)

Adjustments to net income:
Gains from sale of real estate assets	1,123,656	—
Depreciation	(213,000)	292,000
Amortization of intangibles		224,000
Prepaid rents	(83,000)	72,000
Unearned compensation	2,000	56,000
Interest Expense	(912,000)	—
Bad Debt	(5,000)	—
Section 754 Deduction	(487,000)	—
Meals and Entertainment	1,000	—
Impairment Loss	1,953,000	—
Fair Market Value of Leases	23,000	—
Fair Market Value of Leases	(1,000)
Other	—	(9,525)

Taxable income (loss) before NOL and DPD	$19,023,000	$(2,777,000)

Dividends paid deduction	(12,607,000)	—
Net operating loss carryforward	(6,416,000)	—

Taxable (loss)	$—	$—

Tax Status of Distributions. On June 24, 2008, Roberts Realty’s board of directors declared a special distribution of $5,005,586, or $0.66 per share/unit, to the shareholders and unitholders of record on July 10, 2008. On August 5, 2008, Roberts Realty paid a total of $3,824,446 to shareholders and $1,181,140 to unitholders. On December 18, 2008, Roberts Realty’s board of directors declared a special distribution of $9,058,000, or $1.56 per share. On January 29, 2009, Roberts Realty made, to shareholders of record at the close of business on December 29, 2008, a distribution in a combination of 20% in cash, or $0.31 per share ($1,811,819 in total), and 80% in its common stock, equal to $1.25 per share (3,754,732 shares in total valued at an aggregate amount of $7,246,633). Unitholders received $0.31 per share in cash ($551.090 in total) and are now entitled to receive 1.647 shares for each unit submitted for conversion. Of the dividends paid, Roberts Realty designated the percentage of the total dividends outlined in the table below as the following types of income:

2008

Long-term capital gains	65.5%
Unrecaptured, section 1250 gains	34.5%
Earnings Per Share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is calculated to reflect the potential dilution of all instruments or securities that are convertible into shares of common stock. For Roberts Realty, this includes the shares that are issuable in exchange for units that are outstanding during the periods presented.
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
Recent Accounting Pronouncements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of FASB Statement No. 115” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and to the non-controlling interest. The provisions of SFAS 160 are effective for fiscal years beginning after November 15, 2008, including interim periods beginning January 1, 2009. The adoption of SFAS 160 is not expected to have a material effect on Roberts Realty’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, and tax benefits. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Roberts Realty is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

On January 1, 2008, Roberts Realty adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, Roberts Realty uses various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, Roberts Realty applies the following fair value hierarchy:
Level 1 — Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.
Level 2 — Assets and liabilities valued based on observable market data for similar instruments.
Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.
When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, Roberts Realty considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, Roberts Realty looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, Roberts Realty looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and Roberts Realty must use alternative valuation techniques to derive a fair value measurement. The carrying values of cash and cash equivalents, restricted cash and accounts receivable and payable included in the consolidated balance sheets at December 31, 2008 approximate their fair values. See Note 5 for additional discussion of the fair value for fixed rate mortgage debt. The adoption of SFAS No. 157 did not have a material impact on Roberts Realty’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, Roberts Realty adopted SFAS No. 159 and elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on Roberts Realty’s consolidated financial statements.

3.	ACQUISITIONS AND DISPOSITIONS
On June 24, 2008, Roberts Realty sold its Addison Place apartment community for $60,000,000 or an average of $148,883 per apartment unit, resulting in a gain of $28,347,666, of which $6,670,206 is minority interest. Net sales proceeds were $29,654,952 after deduction of:
(a)	$20,271,949 for a mortgage note payable assumed by the buyer,

(b)	$8,561,263 for a loan payoff,

(c)	$490,599 for an early termination fee, and

(d)	$1,021,237 for closing costs and prorations.
On August 5, 2008, Roberts Realty paid a special distribution of $0.66 per share/unit or $5,005,586 to the shareholders and unit holders of record on July 10, 2008.
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
In June 2007, Roberts Realty had a signed letter of intent to sell its 19,949 square foot Bassett retail center. Because the transaction was not consummated, Roberts Realty determined that the property did not meet the criteria outlined in SFAS 144 to be classified as held for sale and, therefore, its net real estate assets and liabilities are classified as operating real estate assets and liabilities at December 31, 2008 and 2007.

For the twelve months ended December 31, 2008 and 2007, income from discontinued operations consisted of the operating activities of the 403-unit Addison Place apartment community, which Roberts Realty sold on June 24, 2008. The sales price for Addison Place was $60,000,000, which resulted in a net gain on sale of $28,347,666. The following table summarizes the revenue and expenses classified as discontinued operations for the twelve months ended December 31, 2008 and 2007 (unaudited):

	Years Ended December 31,
	2008	2007

OPERATING REVENUES:
Rental operations	$2,544,434	$5,127,287
Other operating income	170,737	269,719

Total operating revenues	2,715,171	5,397,006

OPERATING EXPENSES:
Personnel	302,565	540,925
Utilities	136,715	311,479
Repairs, maintenance and landscaping	306,781	460,045
Real estate taxes	287,463	603,547
Marketing, insurance and other	140,079	313,033
General and administrative expenses	41,137	4,170
Depreciation of real estate assets	—	1,367,581

Total operating expenses	1,214,740	3,600,780

INCOME FROM OPERATIONS	1,500,431	1,796,226

OTHER INCOME (EXPENSE):
Interest expense	915,624	1,926,250
Loss on disposal of assets		24,409
Amortization of deferred financing & leasing costs	18,029	37,517

Total other expense	933,653	1,988,176

INCOME (LOSS) BEFORE MINORITY INTEREST AND GAIN ON SALE OF REAL ESTATE ASSET	566,778	(191,950)

MINORITY INTEREST OF UNITHOLDERS IN THE OPERATING PARTNERSHIP	(133,363)	45,319

INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE ASSET	433,415	(146,631)

GAIN ON SALE OF REAL ESTATE ASSET, net of minority interest of unitholders in the operating partnership	21,677,460	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$22,110,875	$(146,631)

5.	NOTES PAYABLE
Roberts Realty has four types of debt:
1.	mortgage notes secured by some of its operating properties;

2.	construction/permanent loans secured by other real estate assets;

3.	land loans used to purchase undeveloped land; and

4.	an unsecured, revolving line of credit.
The details of each of the four types of debt are summarized below. For each loan, the operating partnership or its wholly owned subsidiary is the borrower, and Roberts Realty is the guarantor.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at December 31, 2008 and 2007 were as follows (in order of maturity date):

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/08	12/31/08	12/31/07

Addison Place Townhomes	11/15/09	6.95%	$0	$8,639,477
Grand Pavilion Retail Center	07/11/13	5.43%	6,625,210	6,742,734
Spectrum at the Mall of Georgia	05/01/14	5.68%	5,059,141	5,139,752
Addison Place Apartments	05/01/15	6.35%	0	20,380,061
Bassett Retail Center	10/01/19	8.47%	2,607,669	2,643,684

Total			$14,292,020	$43,545,708

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
Construction Loans. Roberts Realty’s Northridge office building secures a loan with a principal balance of $3,165,000 as of December 31, 2008. On July 23, 2008, Roberts Realty paid down the principal amount of the loan by $374,000 and extended the maturity date to September 10, 2010. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 per month and interest at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $2,911,667 plus accrued interest.
Roberts Realty’s Addison Place Shops retail center secures a loan with a principal balance of $6,000,000 as of December 31, 2008. On August 28, 2008, Roberts Realty paid down the principal amount of the loan by $363,000 and extended the maturity date to April 30, 2010. Under the extended term, monthly payments consist of interest only at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $6,000,000 plus accrued interest.

Land Loans. Roberts Realty’s Westside land secures a loan with a principal balance of $6,000,000 as of December 31, 2008. On August 28, 2008, Roberts Realty paid down the principal amount of the loan by $480,000 and extended the maturity date to February 27, 2010. Under the extended term, monthly payments consist of interest only at the 30-day LIBOR rate plus 200 basis points, with a balloon payment at maturity of $6,000,000 plus accrued interest.
Roberts Realty’s Sawmill Village land secures a loan with a principal balance of $3,000,000 as of December 31, 2008. On July 23, 2008, Roberts Realty paid down the principal amount of the loan by $335,000 and extended the maturity date to February 28, 2010. Under the extended term, monthly payments consist of interest only at the 30-day LIBOR rate plus 175 basis points, with a balloon payment at maturity of $3,000,000 plus accrued interest.
Roberts Realty’s Highway 20 land secures a loan with a principal balance of $4,077,000 as of December 31, 2008. On April 28, 2008, the maturity date of this loan was extended from April 30, 2008 to April 30, 2009. Roberts Realty’s Peachtree Parkway land secures a loan from the same lender with a principal balance of $8,175,000 as of December 31, 2008. On April 28, 2008, the maturity date of the loan was extended from March 31, 2008 to April 30, 2009. In April 2008, to provide additional security for both the Highway 20 and Peachtree Parkway land loans, Roberts Realty granted the lender a security interest in the previously unencumbered North Springs property. Under the terms of the loan extension, the Peachtree Parkway loan, Highway 20 loan, and the additional security interest in North Springs are cross-defaulted and cross-collateralized with one another. Under the extended terms of both of these loans, as of December 31, 2008, monthly payments consisted of interest only at the 30-day LIBOR rate plus 400 basis points, with a balloon payment at maturity of the full principal balance, plus accrued interest. See Note 11, Subsequent Events – Loan Commitment to Refinance Loan Secured by Highway 20 Land.
Line of Credit. Roberts Realty has a $2,500,000 unsecured, revolving line of credit to provide funds for short-term working capital purposes. The line of credit matures on September 1, 2009 and has an interest rate equal to the 30-day LIBOR plus 200 basis points. At December 31, 2008, there was no outstanding balance on the line of credit.
The scheduled principal payments of all debt outstanding at December 31, 2008 are as follows:

2009	$12,643,209
2010	18,270,712
2011	282,376
2012	297,737
2013	6,256,980
Thereafter	6,958,006

Total	$44,709,020

At December 31, 2008, the weighted average interest rate on Roberts Realty’s short-term debt (scheduled principal payments during 2009 as shown in the above table) was 5.84%. The amount of interest expense that was capitalized was $1,193,766 and $691,646 for the years ended December 31, 2008 and 2007, respectively. Fixed rate mortgage debt with an aggregate carrying value of $14,292,020 at December 31, 2008 has an estimated approximate fair value of $13,895,571 based on interest rates available to Roberts Realty for debt with similar terms and maturities. Real estate assets having a combined depreciated cost of $22,144,109 served as collateral for the outstanding mortgage debt at December 31, 2008.

6.	SHAREHOLDERS’ EQUITY
Special Cash Distributions Declared in June 2008 and Paid in August 2008. On June 24, 2008, Roberts Realty’s board of directors declared a special distribution of $5,005,586, or $0.66 per share/unit, to the shareholders and unitholders of record on July 10, 2008. On August 5, 2008, Roberts Realty paid a total of $3,824,446 to shareholders and $1,181,140 to unitholders.
Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009. On December 18, 2008, Roberts Realty’s board of directors declared a special distribution of $9,058,000, or $1.56 per share, to shareholders of record at the close of business on December 29, 2008. The distribution was paid in a combination of 20% in cash, or $0.31 per share, and 80% in common stock, equal to $1.25 per share. On January 29, 2009, Roberts Realty issued 3,754,732 shares to shareholders in the stock portion of the distribution described above and paid a total of $1,811,819 in cash to shareholders in the cash portion of the distribution. Unitholders received the same cash distribution of $0.31 per share as shareholders, which totaled $551,090. As a result of this special stock distribution to shareholders, the conversion ratio for the exchange of units for shares was adjusted, effective January 29, 2009 but retroactive to the December 29, 2008 record date, from (a) one share for each unit exchanged to (b) 1.647 shares for each unit exchanged.
Exchanges of Units for Shares. During the years ended December 31, 2008 and 2007, a total of 11,895 and 10,005 units, respectively, were exchanged for an equal number of shares. In accordance with the revised conversion ratio explained in the previous paragraph, a total of 319,080 units were exchanged for 525,527 shares on December 30 and 31, 2008. (These exchanges occurred after the December 29, 2008 record date for the special distribution.) Of those 525,527 shares, 319,080 shares were issued on the exchange date, and the remainder were issued on January 29, 2009 concurrently with the special distribution. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty’s stock price on the date of conversion.
Restricted Stock. The Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties, Inc. and Roberts Properties Construction, Inc., which are non-owned affiliates of Roberts Realty. Under the Plan as originally approved, Roberts Realty was authorized to grant up to 400,000 shares of restricted stock, subject to anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.
In 2006, Roberts Realty adopted the provisions of FASB Statement of Financial Accounting Standards No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance SFAS 123R. Under the fair value provisions of the statement, stock-based compensation cost is measured at the date of grant based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. Compensation expense related to restricted stock grants was $21,001 and $73,818 for the years ended December 31, 2008 and 2007, respectively.

The following table shows the restricted stock activity for the years ending December 31, 2008 and 2007 (the amounts in the Weighted Grant Date Fair Value Per Share column have not been adjusted for the distributions paid in August 2008 and January 2009):

	Number of Unvested	Weighted Grant
	Shares of	Date Fair Value
	Restricted Stock	Per Share

Balance December 31, 2006	1,350	$7.41
Granted	25,000	7.69
Forfeited	0	—
Vested	(6,964)	7.62

Balance December 31, 2007	19,386	$7.70
Granted	2,000	6.50
Forfeited	(19,848)	7.67
Vested	(1,538)	6.50

Balance December 31, 2008	0	—

The total fair value of nonvested stock awards that vested during 2008 was $10,000 and that vested in 2007 was $53,063.
Quarterly Dividends. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.
Treasury Stock. In September 1998, Roberts Realty’s board authorized a stock repurchase plan of up to 400,000 shares of our outstanding common stock. Roberts Realty repurchased 362,588 shares for $2,764,000 prior to 2002. On December 2, 2008, Roberts Realty’s board of directors amended the stock repurchase program to authorize the company to repurchase up to 300,000 shares of its outstanding common stock (including the remaining 37,412 shares under the plan before that amendment). The plan does not have an expiration date. Roberts Realty repurchased 8,400 shares of its common stock for $15,886 during the year ended December 31, 2008.
Earnings Per Share.
In calculating earnings per share, the effects of the issuance of additional shares of common stock (a) in the special stock distribution described above and (b) the concurrent issuance of additional shares to holders of units who exchanged them for shares in 2008 after the December 29, 2008 record date of the special stock distribution have been retroactively reflected in each of the historical periods presented as if those shares were issued and outstanding at the beginning of the earliest period presented. Accordingly, all activities before the December 24, 2008 ex-dividend date of the special distribution, including share issuances, repurchases and forfeitures, have been adjusted to reflect the effective increase in the number of shares.

The following table reconciles (a) our shares issued and outstanding at December 31, 2008 and December 31, 2007 according to the official records of our transfer agent to (b) our shares outstanding at December 31, 2008 and December 31, 2007 as shown in the consolidated financial statements:

	December 31,
	2008	2007

Shares issued and outstanding according to transfer agent	6,125,590	5,812,463

Shares issued January 29, 2009, pursuant to the special distribution declared on December 18, 2008 to shareholders of record on December 29, 2008	3,754,732	3,754,732

Shares issued January 29, 2009, to unitholders who exchanged units for shares in 2008 after the December 29, 2008 record date	206,447	206,447

Shares outstanding at December 31, 2008 as shown in the consolidated financial statements	10,086,769	9,773,642

The reconciliations of income available to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below.

	2008	2007

Loss from continuing operations – basic	$(4,489,531)	$(3,264,844)

Minority interest of unitholders in the operating partnership in income attributable to continuing operations	(1,381,439)	(1,009,071)

Loss from continuing operations – diluted	$(5,870,970)	$(4,273,915)

Income (loss) from discontinued operations – basic	22,110,875	(146,631)

Minority interest of unitholders in the operating partnership in income attributable to discontinued operations	6,803,569	(45,319)

Income (loss) from discontinued operations – diluted	$28,914,444	$(191,950)

Net income (loss) – diluted	$23,043,474	$(4,465,865)

Weighted average shares – basic	9,763,210	9,765,617
Dilutive securities – weighted average units	2,731,276	2,737,445

Weighted average shares – diluted	12,494,486	12,503,062

7.	SEGMENT REPORTING
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
The following table summarizes the operating results of Roberts Realty’s reportable segments for the twelve months ended December 31, 2008. The multifamily segment is composed of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Twelve Months Ended December 31, 2008
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues – continuing	$—	$2,234,271	$12,675	$—	$2,246,946
Other operating income	—	346,296	—	6,272	352,568

Total operating revenues from consolidated entities	—	2,580,567	12,675	6,272	2,599,514

Operating expenses – continuing	—	(3,790,721)	(342,305)	(1,684,616)	(5,817,642)
Depreciation and amortization expense	—	(1,292,617)	—	(14,973)	(1,307,590)

Total operating expenses from consolidated entities	—	(5,083,338)	(342,305)	(1,699,589)	(7,125,232)

Other (expense) income	—	(1,430,308)	(174,841)	259,897	(1,345,252)

Loss from continuing operations before minority interest	—	(3,933,079)	(504,471)	(1,433,420)	(5,870,970)

Minority interest of unitholders in the operating partnership	—	925,453	118,702	337,284	1,381,439

(Loss) from continuing operations	—	(3,007,626)	(385,769)	(1,096,136)	(4,489,531)

Income from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	22,110,875	—	—	—	22,110,875

Net income (loss)	$22,110,875	$(3,007,626)	$(385,769)	$(1,096,136)	$17,621,344

Total assets at December 31, 2008	$—	$34,953,245	$61,400,184	$17,004,134	$113,357,563

The following table summarizes the operating results of Roberts Realty’s reportable segments for the twelve months ended December 31, 2007. The multifamily segment is composed of the Addison Place apartment community, which was sold on June 24, 2008 and is reflected as discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Twelve Months Ended December 31, 2007
(Dollars in Thousands)

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues – continuing	$—	$2,074,672	$13,488	$—	$2,088,160
Other operating income	—	341,903	—	24,474	366,377

Total operating revenues from consolidated entities	—	2,416,575	13,488	24,474	2,454,537

Operating expenses – continuing	—	(1,107,571)	(260,376)	(1,563,075)	(2,931,022)
Depreciation and amortization expense	—	(1,322,805)	—	(20,205)	(1,343,010)

Total operating expenses from consolidated entities	—	(2,430,376)	(260,376)	(1,583,280)	(4,274,032)

Other (expense) income	—	(1,615,176)	(963,645)	124,401	(2,454,420)

Loss from continuing operations before minority interest	—	(1,628,977)	(1,210,533)	(1,434,405)	(4,273,915)

Minority interest of unitholders in the operating partnership	—	384,601	285,807	338,663	1,009,071

(Loss) from continuing operations	—	(1,244,376)	(924,726)	(1,095,742)	(3,264,844)

Loss from discontinued operations, net of minority interest of unitholders in the operating partnership (Note 4)	(146,631)	—	—	—	(146,631)

Net loss	$(146,631)	$(1,244,376)	$(924,726)	$(1,095,742)	$(3,411,475)

Total assets at December 31, 2007	$30,482,502	$37,635,853	$58,557,295	$775,342	$127,450,992

8.	RELATED PARTY TRANSACTIONS
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

		Total
		Amount
	Total	Incurred	Remaining
	Contract	through	Contractual
	Amount	12/31/08	Commitment

North Springs	$1,780,000	$1,780,000	$0
Peachtree Parkway	1,460,000	1,460,000	0
Sawmill Village	770,000	462,000	308,000
Highway 20	1,050,000	100,000	950,000

	$5,060,000	$3,802,000	$1,258,000

Construction Contracts with Roberts Construction. From time to time, Roberts Realty enters into construction contracts with Roberts Construction. Roberts Construction began construction on the 39,205 square foot Addison Place Shops retail center before Roberts Realty purchased the property, and in 2001, Roberts Realty entered into a cost plus 5% contract with Roberts Construction to finish the construction. During 2007, Roberts Realty entered into a cost plus 5% contract with Roberts Construction for the construction of Building “D” at the Addison Place Shops, which is now complete.

Roberts Realty has entered into the following cost plus 10% construction contracts with Roberts Construction. See Note 9, Commitments and Contingencies, for more information. These contracts have not been completed as of December 31, 2008:
1.	on March 28, 2003 for the Northridge property;

2.	on April 14, 2005 for the Peachtree Parkway property, as amended December 6, 2006;

3.	on April 14, 2005 for the North Springs property (formerly referred to as the Peachtree Dunwoody property);

4.	on August 4, 2005 for the Sawmill Village property; and

5.	on February 21, 2006 for the Highway 20 property.
Land Acquisitions. Roberts Realty did not acquire land from related parties during the years ended December 31, 2008 and 2007.
Other Fees. Roberts Realty paid Roberts Construction for labor and materials to perform capital improvements for our properties in the amounts of $246,767 and $26,000 in 2008 and 2007, respectively. During 2008 and 2007, affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $201,578 and $38,000, respectively. Roberts Realty owed Roberts Properties $4,262 and $116,000 at December 31, 2008 and December 31, 2007, respectively, under a reimbursement agreement, and this amount is included in Due to Affiliates.
Office Leases. On March 27, 2006, Roberts Realty entered into a lease agreement with each of the Roberts Companies. These leases supersede the month-to-month leases that were previously in effect, and the new terms were retroactively effective as of January 1, 2006.
The terms of the lease with Roberts Properties include a total of 5,336 rentable square feet for a one-year term at a rate of $20.00 per rentable square foot. Roberts Properties paid Roberts Realty $115,613 and $101,000 in 2008 and 2007, respectively, under this lease and previous lease extensions. On January 30, 2009, Roberts Properties exercised its option to renew through December 31, 2009 at a rate of $20.00 per rentable square foot. Roberts Properties had three one-year options to renew its lease for all or part of the premises upon three months prior written notice, with the rate to be negotiated at market rents, but in no event less than the base rent at the end of the term.
The terms of the lease to Roberts Construction include a total of 1,854 rentable square feet for a one-year term at a rate of $20.00 per rentable square foot. Roberts Construction paid Roberts Realty $37,080 and $35,000 in 2008 and 2007, respectively, under this lease and previous lease extensions. On January 30, 2009, Roberts Construction exercised its option to renew through December 31, 2009 at a rate of $20.00 per rentable square foot. Roberts Construction had three one-year options to renew its lease for all or part of the premises upon three months prior written notice, with the rate to be negotiated at market rents, but in no event less than the base rent at the end of the term.
9.	COMMITMENTS AND CONTINGENCIES
Roberts Realty has five projects in various phases of development and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 8 – Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction a general contractor fee equal to cost plus 10% (5% overhead and 5% profit). The cost of these five new projects has not been determined because the architectural design, land planning, floor plans, and other details have not been finalized.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, Sawmill Village, and Peachtree Parkway projects. At December 31, 2008, outstanding commitments on these contracts totaled $302,544.
At December 31, 2008, Roberts Realty had one $500,000 letter of credit outstanding. The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2009.
Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.
As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. There were 1,458,630 units outstanding at December 31, 2008 that could be exchanged for shares, subject to the conditions described above.
Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2008.
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

10.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30	Sept 30	Dec 31

Year Ended December 31, 2008
Total operating revenues	$628,234	$663,301	$653,434	$654,545
(Loss) income from operations	(442,690)	(379,573)	(1,692,344)	(2,011,111)
(Loss) from continuing operations (net of minority interest)	(679,871)	(586,979)	(1,468,267)	(1,754,414)
Income (loss) from discontinued operations	247,971	21,846,011	34	16,859
Net income (loss)	(431,900)	21,259,032	(1,468,233)	(1,737,555)
Per share (diluted):
Loss from continuing operations	$(0.07)	$(0.06)	$(0.15)	$(0.19)
Income from discontinued operations	0.03	2.28	—	—

Net (loss) income	$(0.04)	$2.22	$(0.15)	$(0.19)

Year Ended December 31, 2007
Total operating revenues	$586,283	$638,053	$620,427	$609,774
Loss from operations	(485,361)	(445,520)	(390,375)	(498,239)
Loss from continuing operations (net of minority interest)	(966,273)	(951,830)	(606,244)	(740,497)
Income (loss) from discontinued operations	7,373	(108,223)	(71,081)	25,300
Net loss	(958,900)	(1,060,053)	(677,325)	(715,197)
Per share (diluted):
Loss from continuing operations	$(0.10)	$(0.10)	$(0.06)	$(0.08)
Loss from discontinued operations	—	(0.01)	(0.01)	—

Net loss	$(0.10)	$(0.11)	$(0.07)	$(0.08)

(Amounts have been restated, as appropriate, to give effect to discontinued operations.)
11.	SUBSEQUENT EVENTS
Amendment to Stock Repurchase Plan. On January 13, 2009, Roberts Realty’s board of directors amended its stock repurchase plan to authorize the company to repurchase up to 600,000 shares of outstanding common stock, effective on that date.
Amendment to Restricted Stock Plan. On January 27, 2009, Roberts Realty’s board of directors amended the Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) to take into account Roberts Realty’s stock distribution paid on January 29, 2009. Under the Plan as amended, Roberts Realty may grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan.
Loan Commitment to Refinance Loan Secured by Highway 20 Land. On March 19, 2009, Roberts Realty entered into a loan commitment letter from a local bank to provide a $3.5 million loan to refinance its Highway 20 land, subject to customary closing conditions. At closing, Roberts Realty would reduce the debt secured by the land by $577,000. The loan would mature on or about October 31, 2010.

(a)(3). Exhibits required by Item 601 of Regulation S-K.
We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference in our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk. The exhibits listed from Exhibit 10.1.1 through Exhibit 10.9.2 are management contracts or compensatory plans or arrangements.
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

10.1.8	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 30, 2009.

Exhibit No.	Description

10.1.9	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 30, 2009.

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

10.8.6	Compensation arrangement for Wm. Jarell Jones, effective February 4, 2008. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 4, 2008.]

10.8.7	Modification of compensation arrangement for Wm. Jarell Jones, effective July 1, 2008. [Incorporated by reference to Item 1.02 in our current report on Form 8-K dated August 22, 2008.]

10.8.8
2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company’s post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]

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

10.9.2
Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

Addison Place Financing and Sale Related Documents:

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

10.10.7
Sales Contract dated April 16, 2008 between Roberts Properties Residential, L.P. and The Connor Group, A Real Estate Investment Firm, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 16, 2008.]

Peachtree Parkway / North Springs (formerly Peachtree Dunwoody) / Highway 20 Financing Documents:

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

10.11.4
Second Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralization of Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 28, 2008.]

10.11.5
Third Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralization of Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Highway 20). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 28, 2008.]

10.11.6
Deed to Secure Debt and Assignment of Rents dated April 28, 2008, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 28, 2008.]

Other Exhibits:

21	Subsidiaries of Roberts Realty Investors, Inc.

23	Consent of Independent Registered Public Accounting Firm – Reznick Group, P.C.

24	Power of Attorney (contained on the signature page hereof).

Exhibit No.	Description

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: March 30, 2009
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

Signature	Title	Date

/s/ Charles S. Roberts Charles S. Roberts	Chairman of the Board, Chief Executive Officer and President	March 30, 2009

/s/ Charles R. Elliott Charles R. Elliott	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 30, 2009

/s/ John L. Davis John L. Davis	Director	March 30, 2009

/s/ Wm. Jarell Jones Wm. Jarell Jones	Director	March 30, 2009

/s/ Ben A. Spalding Ben A. Spalding	Director	March 30, 2009

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.	Description

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

10.1.8	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 30, 2009.

10.1.9	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 30, 2009.

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

Exhibit No.	Description

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

10.8.6	Compensation arrangement for Wm. Jarell Jones, effective February 4, 2008. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 4, 2008.]

10.8.7	Modification of compensation arrangement for Wm. Jarell Jones, effective July 1, 2008. [Incorporated by reference to Item 1.02 in our current report on Form 8-K dated August 22, 2008.]

Exhibit No.	Description

10.8.8
2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company’s post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]

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

10.9.2
Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

Addison Place Financing and Sale Related Documents:

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

10.10.7
Sales Contract dated April 16, 2008 between Roberts Properties Residential, L.P. and The Connor Group, A Real Estate Investment Firm, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 16, 2008.]

Exhibit No.	Description

Peachtree Parkway / North Springs (formerly Peachtree Dunwoody) / Highway 20 Financing Documents:

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

10.11.4
Second Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralization of Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 28, 2008.]

10.11.5
Third Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralization of Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Highway 20). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 28, 2008.]

10.11.6
Deed to Secure Debt and Assignment of Rents dated April 28, 2008, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 28, 2008.]

Other Exhibits:

21	Subsidiaries of Roberts Realty Investors, Inc.

23	Consent of Independent Registered Public Accounting Firm – Reznick Group, P.C.

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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