Form 10-Q
period 2009-03-31
ROBERTS REALTY INVESTORS INC
filed 2009-05-15
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009
Common Stock, $.01 par value per share	10,126,380 shares

TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements.  We make forward-looking statements in the Notes to the unaudited consolidated financial statements included in this report and in Part I, Item 2 of this report.

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans, including development and construction of new multifamily apartment communities and the possible sale of properties, and the ways we may finance our future development and construction activities.  Other forward-looking statements relate to the trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.  These statements involve risks, uncertainties, and assumptions, including industry and economic conditions, competition and other factors discussed in this report and our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
ASSETS

REAL ESTATE ASSETS – At cost:
Land	$11,375,734	$11,375,734
Buildings and improvements	24,110,272	25,521,272
Furniture, fixtures and equipment	616,191	619,181
	36,102,197	37,516,187
Less accumulated depreciation	(4,110,630)	(3,861,074)
Operating real estate assets	31,991,567	33,655,113
Construction in progress and real estate under development	52,999,511	52,305,712
Land held for investment	9,009,124	9,009,124

Net real estate assets	94,000,202	94,969,949

CASH AND CASH EQUIVALENTS	13,085,601	16,454,995

RESTRICTED CASH	1,030,613	925,521

DEFERRED FINANCING & LEASING COSTS – Net of accumulated amortization
of $634,256 and $570,894 at March 31, 2009 and December 31, 2008, respectively	262,062	316,124

FAIR VALUE OF LEASES – Net of accumulated amortization
of $499,539 and $465,087 at March 31, 2009 and December 31, 2008, respectively	288,502	322,954

OTHER ASSETS – Net	354,239	368,020

	$109,021,219	$113,357,563
LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$14,227,616	$14,292,020
Construction notes payable	9,125,000	9,165,000
Land notes payable	21,252,000	21,252,000
Accounts payable and accrued expenses	894,246	655,701
Due to affiliates	191,197	52,878
Security deposits and prepaid rents	148,712	141,550
Distribution payable	–	2,362,909
Liabilities related to discontinued operations	23,781	23,781

Total liabilities	45,862,552	47,945,839

COMMITMENTS AND CONTINGENCIES (Note 9)

NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	11,949,620	12,585,216

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	–	–
Common shares, $.01 par value, 100,000,000 shares authorized, 10,126,380 and 10,086,769 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	101,264	100,868
Additional paid-in capital	30,597,477	30,389,994
Treasury shares, at cost	(23,868)	(15,886)
Retained earnings	20,534,174	22,351,532
Total shareholders’ equity	51,209,047	52,826,508

	$109,021,219	$113,357,563

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$504,287	$542,892
Other operating income	83,841	85,342

Total operating revenues	588,128	628,234

OPERATING EXPENSES:
Personnel	9,791	12,450
Utilities	63,094	53,933
Repairs, maintenance and landscaping	21,050	28,742
Real estate taxes	174,892	195,750
Marketing, insurance and other	22,870	25,897
General and administrative expenses	524,595	429,651
Impairment loss on real estate	1,411,000	–
Depreciation of real estate assets	291,000	324,501

Total operating expenses	2,518,292	1,070,924

LOSS FROM OPERATIONS	(1,930,164)	(442,690)

OTHER INCOME (EXPENSE):
Interest income	47,093	7,717
Interest expense	(298,797)	(417,712)
Amortization of deferred financing & leasing costs	(65,718)	(36,617)

Total other expenses	(317,422)	(446,612)

LOSS FROM CONTINUING OPERATIONS	(2,247,586)	(889,302)

INCOME FROM DISCONTINUED OPERATIONS	–	324,357

NET LOSS	(2,247,586)	(564,945)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	427,716	133,045

NET LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(1,819,870)	$(431,900)

INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED (Note 5):

Loss from continuing operations – basic and diluted	$(0.18)	$(0.07)
Loss from discontinued operations – basic and diluted	–	0.03
Net loss – basic and diluted	$(0.18)	$(0.04)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(2,247,586)	$(564,945)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations	–	(324,357)
Depreciation and amortization	356,718	361,119
Amortization of above and below market leases	5,875	6,264
Amortization of deferred compensation	–	5,223
Forfeiture of restricted stock	–	(28,838)
Impairment loss on real estate	1,411,000	–
Change in assets and liabilities:
Decrease in other assets	3,904	15,576
Increase in due to affiliates	5,022	14,345
Increase in accounts payable, accrued expenses and other liabilities relating to operations	285,976	256,565

Net cash used in operating activities from continuing operations	(179,091)	(259,048)
Net cash provided by operating activities from discontinued operations	–	527,365

Net cash (used in) provided by operating activities	(179,091)	268,317

INVESTING ACTIVITIES:
Payment of leasing costs	(1,656)	(18,777)
Increase in restricted cash	(105,092)	(105,482)
Decrease in accounts payable and other liabilities relating to investing activities	(63,294)	(4,908)
Development and construction of real estate assets	(560,502)	(423,341)

Net cash used in investing activities from continuing operations	(730,544)	(552,508)
Net cash provided by investing activities from discontinued operations	–	2,132

Net cash used in investing activities	(730,544)	(550,376)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(64,403)	(58,423)
Payment of loan costs	(10,000)	–
Repayment of construction note payable	(40,000)	(40,000)
Repayment of insurance premium note payable	–	(44,681)
Increase in line of credit balance outstanding	–	750,000
Purchase of treasury stock	(7,982)	–
Payment of distribution on common shares	(1,809,307)	–
Payment of distribution on noncontrolling interest	(551,090)
Increase in accounts payable and other liabilities relating to financing activities	23,023	2,783

Net cash (used in) provided by financing activities from continuing operations	(2,459,759)	609,679
Net cash used in financing activities from discontinued operations	–	(103,997)

Net cash (used in) provided by financing activities	(2,459,759)	505,682

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(3,369,394)	223,623

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$16,454,995	603,873

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,085,601	$827,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $221,233 and $282,967 for the three months
months ended March 31, 2009 and March 31, 2008, respectively	$219,534	$913,139

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Development and construction of real estate assets due to but not paid to affiliates	$179,229	$1,225,859

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, Roberts Realty is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders.  As a REIT, Roberts Realty generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders  If Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed taxable income in the future.  Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.

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

Roberts Realty listed its 403-unit Addison Place apartment community for sale in January 2008, and Addison Place was classified as discontinued operations as of March 31, 2008.  Roberts Realty sold the community on June 24, 2008.

2.	BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States for interim financial information and in conformity with the rules and regulations of the SEC.  In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements.  The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2008.  Disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the Annual Report has been omitted from these notes.

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus

(the number of units outstanding multiplied by 1.647).  See Note 5, Shareholders’ Equity – Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009.  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty.  The noncontrolling interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 19.03% and 23.55% for the three months ended March 31, 2009 and 2008, respectively.  The noncontrolling interest of the unitholders was $11,949,620 at March 31, 2009 and $12,585,216 at December 31, 2008.

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty.  Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (see Note 5, Shareholders’ Equity – Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio.  Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted for redemption.

Recent Accounting Pronouncements.  Roberts Realty adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on January 1, 2009.  SFAS No. 160, in conjunction with other existing generally accepted accounting principles, established criteria used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet).  In conjunction with the issuance of SFAS No. 160, EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) was revised to clarify the treatment of noncontrolling interests with redemption provisions.  If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity.  Roberts Realty determined that the noncontrolling interests related to the unitholders in the operating partnership met the criteria to be classified and accounted for as “temporary” equity (reflected outside of total equity).

The appropriate statements have been revised to reflect the required presentation under SFAS No. 160 for all periods presented.  The following table details the components of noncontrolling interests related to unitholders in the operating partnership for the three months ended March 31, 2009 and 2008:

	2009	2008

Beginning Balance	$12,585,216	$11,715,497
Net loss attributable to noncontrolling interests	(427,716)	(133,044)
Redemptions of noncontrolling partnership units	(33,962)	–
Adjustments to noncontrolling interests in operating partnership	(173,918)	24,005
Ending Balance	$11,949,620	$11,606,458

Net income attributable to noncontrolling interests in the operating partnership is no longer deducted when determining net income.  The adoption of this standard had no effect on Roberts Realty’s net income available for common shareholders or its earnings per share.

On January 1, 2009, Roberts Realty adopted FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-2, “Effective Date of FASB Statement No. 157” to measure its real estate assets at fair value on a nonrecurring basis.  These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.  Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by a comparison of the carrying amount to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition.  If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis or other valuation technique.  The table below sets out the balances for those assets required to be measured at fair value on a nonrecurring basis and the associated losses recognized as a result of fair value changes during the three months ended March 31, 2009:

	Total Fair Value Measurement March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Investments in real estate: (1)
Grand Pavilion retail center	$7,861,632	$–	$–	$7,861,632	$(1,411,000)

(1)	See discussion of impairment loss in Note 8, Impairment Loss on Grand Pavilion Retail Center.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which requires disclosure of the fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009.  Roberts Realty plans to adopt FSP FAS 107-1 on July 1, 2009 and provide disclosures about the fair value of financial instruments for each reporting period subsequent to adoption.

Certain reclassifications of prior periods’ balances have been made to conform to the current presentation.

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

For the three months ended March 31, 2008, income from discontinued operations consisted of the operating activities of the 403-unit Addison Place apartment community, which Roberts Realty sold on June 24, 2008.  The sales price for Addison Place was $60,000,000, which resulted in a net gain on sale of $28,347,666.  There were no revenues or expenses classified as discontinued operations for the three months ended March 31, 2009.  The following table summarizes the discontinued operations for the three months ended March 31, 2008 (unaudited):

Three Months Ended
March 31, 2008

OPERATING REVENUES:
Rental operations	$1,322,598
Other operating income	70,259

Total operating revenues	1,392,857

OPERATING EXPENSES:
Personnel	148,714
Utilities	74,136
Repairs, maintenance and landscaping	132,094
Real estate taxes	148,476
Marketing, insurance and other	63,217
General and administrative expenses	15,894
Depreciation of real estate assets	–

Total operating expenses	582,531

INCOME FROM OPERATIONS	810,326

OTHER INCOME (EXPENSE):
Interest income	–
Interest expense	(476,590)
Amortization of deferred financing & leasing costs	(9,379)

Total other expenses	(485,969)

INCOME FROM DISCONTINUED OPERATIONS	$324,357

4.	NOTES PAYABLE

There were no material changes in Roberts Realty’s debt in the quarter ended March 31, 2009, although in April 2009 Roberts Realty refinanced the $4,077,000 loan secured by its 38.2-acre property on Georgia Highway 20 in Cumming, Georgia and extended until July 31, 2009 the maturity date of the $8,175,000 loan secured by its 23.5-acre parcel fronting Peachtree Parkway in Gwinnett County, Georgia.  For a description of these transactions, see Note 10, Subsequent Events –Refinancing of Highway 20 Land Loan, and – Extension of Peachtree Parkway Land Loan.

5.	SHAREHOLDERS’ EQUITY

Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009.  On December 18, 2008, Roberts Realty’s board of directors declared a special distribution of $9,058,000, or $1.56 per share, to shareholders of record at the close of business on December 29, 2008.  The distribution was paid in a combination of 20% in cash, or $0.31 per share, and 80% in common stock, equal to $1.25 per share.  On January 29, 2009, Roberts Realty issued 3,754,732 shares to shareholders in the stock portion of the distribution described above and paid a total of $1,809,307 in cash to shareholders in the cash portion of the distribution.  Unitholders received the same cash distribution of $0.31 per share as shareholders, which totaled $551,090.  As a result of this special stock distribution to shareholders, the conversion ratio for the exchange of units for shares was adjusted, effective January 29, 2009 but retroactive to the December 29, 2008 record date, from (a) one share for each unit exchanged to (b) 1.647 shares for each unit exchanged.

Exchanges of Units for Shares.  In accordance with the revised conversion ratio explained in the previous paragraph, a total of 319,080 units were exchanged for 525,527 shares on December 30 and 31, 2008.  (These exchanges occurred after the December 29, 2008 record date for the special distribution.)  Of those 525,527 shares, 319,080 shares were issued on the exchange date, and the remainder were issued on January 29, 2009 concurrently with the special distribution.  During the three months ended March 31, 2009, a total of 24,048 units were exchanged for 39,611 shares.  Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock.  Roberts Realty repurchased 9,438 shares of its common stock for $7,982 during the three months ended, March 31, 2009.  In addition, Roberts Realty received 4,680 shares on January 29, 2009 in the stock distribution of $1.25 per share described above.

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

During the third quarter of 2006, Roberts Realty adopted the provisions of SFAS No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award.  Roberts Realty accounts for the Plan in accordance with SFAS 123R.  Under the fair value provisions of SFAS 123R, stock-based compensation cost will be measured at the date of grant based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.  There was no compensation expense for the three months ended March 31, 2009; compensation expense was approximately $5,000 for the three months ended March 31, 2008.

There were no grants, forfeitures or vesting for the three months ended March 31, 2009 and no unvested shares of restricted stock outstanding at March 31, 2009.  The following table shows the restricted stock activity for the three months ended March 31, 2009 and March 31, 2008 (in shares).

	Number of Unvested Shares of Restricted Stock	Weighted Grant Date Fair Value Per Share

Balance at December 31, 2007	19,386	$7.70
Granted	–	–
Forfeited	(18,750)	7.69
Vested	–	–
Balance at March 31, 2008	636	7.86
Granted	2,000	6.50
Forfeited	(1,098)	7.29
Vested	(1,538)	6.50
Balance at December 31, 2008	–	–
Granted	–	–
Forfeited	–	–
Vested	–	–
Balance at March 31, 2009	–	–

Earnings Per Share.  The reconciliations of income available to common shareholders and the weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below.

	Three Months Ended March 31,
	2009	2008

Net loss available for common shareholders – basic	$(1,819,870)	$(679,871)

Loss attributable to noncontrolling interest	(427,716)	(209,431)

Loss from continuing operations – diluted	$(2,247,586)	$(889,302)

Income from discontinued operations – basic	–	324,357

Net loss– diluted	$(2,247,586)	$(564,945)

Weighted average shares – basic	10,111,878	9,771,582
Dilutive securities – weighted average units	2,377,309	2,733,393
Weighted average shares – diluted	12,489,187	12,504,975

6.	SEGMENT REPORTING

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

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended March 31, 2009.  The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building.  The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.  There was no multifamily activity for the three months ended March 31, 2009.  In 2008, the multifamily segment was composed of the Addison Place apartment community, which Roberts Realty sold on June 24, 2008.

Three Months Ended March 31, 2009

	Retail/ Office	Land	Corporate	Total

Operating revenues – continuing	$501,118	$3,169	$–	$504,287
Other operating income	80,161	–	3,680	83,841

Total operating revenues from consolidated entities	581,279	3,169	3,680	588,128

Operating expenses – continuing	(1,728,300)	(51,699)	(447,293)	(2,227,292)
Depreciation and amortization expense	(286,998)	–	(4,002)	(291,000)

Total operating expenses from consolidated entities	(2,015,298)	(51,699)	(451,295)	(2,518,292)

Other (expense) income	(310,909)	(51,527)	45,014	(317,422)

Consolidated loss from continuing operations	(1,744,928)	(100,057)	(402,601)	(2,247,586)

Income from discontinued operations (Note 3)	–	–	–	–

Net Loss	(1,744,928)	(100,057)	(402,601)	(2,247,586)

Loss attributable to noncontrolling interest	332,060	19,041	76,615	427,716

Net loss available for common shareholders	$(1,412,868)	$(81,016)	$(325,986)	$(1,819,870)

Total assets at March 31, 2009	$33,316,230	$62,042,102	$13,662,887	$109,021,219

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

Three Months Ended March 31, 2008

	Multifamily	Retail/ Office	Land	Corporate	Total

Operating revenues – continuing	$–	$539,723	$3,169	$–	$542,892
Other operating income	–	85,342	–	–	85,342

Total operating revenues from consolidated entities	–	625,065	3,169	–	628,234

Operating expenses – continuing	–	(279,371)	(88,558)	(378,494)	(746,423)
Depreciation and amortization expense	–	(319,948)	–	(4,553)	(324,501)

Total operating expenses from consolidated entities	–	(599,319)	(88,558)	(383,047)	(1,070,924)

Other expense	–	(381,668)	(60,408)	(4,536)	(446,612)

Consolidated loss from continuing operations	–	(355,922)	(145,797)	(387,583)	(889,302)

Income from discontinued operations (Note 3)	324,357	–	–	–	324,357

Net income (loss)	324,357	(355,922)	(145,797)	(387,583)	(564,945)

Loss (income) attributable to noncontrolling interest	(76,386)	83,820	34,335	91,276	133,045

Net income (loss) available for common shareholders	$247,971	$(272,102)	$(111,462)	$(296,307)	$(431,900)
Total assets at March 31, 2008	$30,506,639	$38,331,204	$59,199,197	$972,896	$129,009,936

7.	RELATED PARTY TRANSACTIONS

Transactions with Mr. Charles S. Roberts and his Affiliates

Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties and Roberts Construction.  Mr. Charles S. Roberts, the President, Chief Executive Officer and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies.  The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition of real estate.  Roberts Realty has entered into design and development agreements with Roberts Properties and construction agreements with Roberts Construction since Roberts Realty’s inception in 1994.  The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue.  Under the charter for the audit committee of Roberts Realty’s board of directors, related party transactions are also subject to appropriate review and oversight by the audit committee.  In entering into the transactions described below, Roberts Realty complied with those policies.

Design and Development Agreements with Roberts Properties.  Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, permitting, land use, zoning issues, easements, utility issues, exterior design, finish selection, interior design, and construction administration.  Roberts Realty has entered into design and development agreements with Roberts Properties for Sawmill Village, and Highway 20.  Roberts Realty has entered into similar agreements with Roberts Properties (as did the predecessor limited partnerships) for apartment communities such as Addison Place, Ballantyne Place (Charlotte, NC), Veranda Chase, Ivy Brook, Highland Park, Preston Oaks, Rosewood Plantation, all of which Roberts Properties designed and developed.  Roberts Realty has also entered into similar agreements with Roberts Properties for the North Springs mixed use development and the Northridge and Peachtree Parkway apartment communities, which have not been constructed but for which Roberts Realty has paid the full amount of the design and development fees.

	Total Contract Amount	Total Amount Incurred Through March 31, 2009	Remaining Contractual Commitment At March 31, 2009

Sawmill Village	$770,000	$677,500	$92,500
Highway 20	1,050,000	100,000	950,000
Totals	$1,820,000	$777,500	$1,042,500

Construction Contracts with Roberts Construction.  Roberts Realty has entered into cost plus 10% construction contracts with Roberts Construction for the following projects:  Northridge, Peachtree Parkway, North Springs, Sawmill Village, Highway 20, and a 5,088 square foot addition to the Addison Place Shops.  As of March 31, 2009, only the addition to the Addison Place Shops was completed, and only Northridge and Sawmill Village were under development.  At Northridge, Roberts Realty has obtained the land disturbance permit, completed clearing, and commenced grading.  At Sawmill Village, Roberts Realty has submitted the civil engineering plans as required to obtain the land disturbance permit.  See Note 9, Commitments and Contingencies, for more information.  Roberts Realty has entered into similar construction contracts with Roberts Construction (as did the predecessor limited partnerships) for apartment communities such as Addison Place, Ballantyne Place (Charlotte, NC), Veranda Chase, Ivy Brook, Highland Park, Preston Oaks, and Rosewood Plantation, all of which Roberts Construction constructed.

Land Acquisitions.  Roberts Realty had no land acquisitions from related parties for the three months ended March 31, 2009 and March 31, 2008.

Office Leases.  On March 27, 2006, Roberts Realty entered into a lease agreement with each of the Roberts Companies.  These leases supersede the month-to-month leases that were previously in effect, and the new terms were retroactively effective as of January 1, 2006.

The terms of the lease with Roberts Properties include a total of 5,336 rentable square feet for a one-year term at a rate of $20.00 per rentable square foot.  Roberts Properties paid Roberts Realty $115,613 and $101,384 in 2008 and 2007, respectively, under this lease and previous lease extensions.  On January 30, 2009, Roberts Properties exercised its option to renew through December 31, 2009 at a rate of $20.00 per rentable square foot.  Roberts Properties had three one-year options to renew its lease for all or part of the premises upon three months prior written notice, with the rate to be negotiated at market rents, but in no event less than the base rent at the end of the term.

The terms of the lease to Roberts Construction include a total of 1,854 rentable square feet for a one-year term at a rate of $20.00 per rentable square foot.  Roberts Construction paid Roberts Realty $37,080 and $35,226 in 2008 and 2007, respectively, under this lease and previous lease extensions.  On January 30, 2009, Roberts Construction exercised its option to renew through December 31, 2009 at a rate of $20.00 per rentable square foot.  Roberts Construction had three one-year options to renew its lease for all or part of the premises upon three months prior written notice, with the rate to be negotiated at market rents, but in no event less than the base rent at the end of the term.

During each of the three-month periods ended March 31, 2009 and 2008, Roberts Realty recognized rental income from Roberts Properties and Roberts Construction of $26,680 and $9,270, respectively.

8.	IMPAIRMENT LOSS ON GRAND PAVILION RETAIL CENTER

Roberts Realty periodically evaluates its real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The expected cash flows of an operating property are dependent on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy and (5) holding period.  A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded.  Due to uncertainties in the estimation process, actual results could differ from such estimates.  Roberts Realty’s determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management.  With respect to its Grand Pavilion retail center, Roberts Realty estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions.  As a result, Roberts Realty recorded a $1,411,000 non-cash impairment loss on the Grand Pavilion retail center at March 31, 2009.

9.	COMMITMENTS AND CONTINGENCIES

Architectural and Engineering Contracts with Outside Providers.  In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, Sawmill Village, Peachtree Parkway, North Springs and Highway 20 projects.  At March 31, 2009, outstanding commitments on these contracts totaled $384,395.

Letter of Credit.  At March 31, 2009, Roberts Realty had a $500,000 letter of credit outstanding as required by the lender for Roberts Realty’s Spectrum retail center.  The lender holds the letter of credit in a reserve fund for the payment of leasing costs.  The letter of credit, which is secured by $500,000 in cash, expires on October 26, 2009.

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

Redemption of Units for Shares.  As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units.  Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (currently on the basis of 1.647 shares for each unit submitted for redemption).  Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted.  There were 1,434,582 units outstanding at March 31, 2009 that could be exchanged for shares, subject to the conditions described above.

10.	SUBSEQUENT EVENTS

Refinanced Land Loan Secured by Highway 20.  Until April 8, 2009, Roberts Realty had two loans from Wachovia Bank, N.A. that were scheduled to mature on April 30, 2009.  These two loans totaled $12,252,000:  a $8,175,000 loan secured by its 23.5-acre parcel fronting Peachtree Parkway (Highway 141) in Gwinnett County, Georgia (the “Peachtree Parkway Loan”); and a $4,077,000 loan secured by its 38.2-acre property on Georgia Highway 20 in Cumming, Georgia (the “Highway 20 Loan”).  Roberts Realty obtained a loan commitment on March 19, 2009 from Touchmark National Bank to provide a $3,500,000 loan to refinance the Highway 20 Loan, subject to customary closing conditions.  On April 8, 2009, Roberts Realty closed the Touchmark loan and repaid the Highway 20 Loan in full, using the loan proceeds and its working capital.  Roberts Realty paid down the principal amount of the loan by $577,000 and extended the maturity date to October 8, 2010.  Under the extended term, monthly payments consist of interest only at the prime rate with a floor of 5.50%, with a balloon payment at maturity of $3,500,000 plus accrued interest.

In April 2008, to provide additional security for both the Highway 20 and Peachtree Parkway Loans, Roberts Realty granted Wachovia a security interest in its previously unencumbered 9.84-

acre North Springs property on Peachtree Dunwoody Road in Sandy Springs, Georgia.  Roberts Realty also entered into agreements with Wachovia that provided that the Peachtree Parkway and Highway 20 Loans were cross-defaulted and that each of the three properties secured both loans.  In connection with the early repayment of the Highway 20 Loan as described above, Wachovia released its security interest in the Highway 20 land.  Accordingly, the previously reported material agreements related to the cross-default and cross-collateralization of the loans were effectively amended to the extent that (a) only the Peachtree Parkway Loan remains outstanding with Wachovia; and (b) the Peachtree Parkway Loan is now secured by only the Peachtree Parkway property and the North Springs property.

Extension of Peachtree Parkway Land Loan.  Roberts Realty has an $8,175,000 loan from Wachovia that was scheduled to mature on April 30, 2009.  As of April 27, 2009, Wachovia agreed to extend the maturity date of the loan to July 31, 2009.  Roberts Realty paid Wachovia an extension fee of $10,219, or 12.5 basis points.  Except for the extension of the maturity date as noted above, there were no other changes to the terms of the loan.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.  The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements.  These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings.  Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

We develop, own, and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT.  We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At March 31, 2009, we owned an 81.08% interest in the operating partnership and are its sole general partner.  We expect to continue to conduct our business in this organizational structure.

At May 7, 2009, we owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	five tracts of undeveloped land totaling 104 acres in various phases of development and construction (Northridge, Sawmill Village, Peachtree Parkway, North Springs, and Highway 20);
•	three neighborhood retail centers totaling 94,337 square feet (Bassett and Spectrum, both located near the Mall of Georgia, and the Addison Place Shops);
•	a commercial office building totaling 37,864 square feet that is in its lease-up phase, part of which serves as our corporate headquarters (Northridge office building);
•	a 62,323 square foot retail center held for redevelopment (Grand Pavilion retail center); and
•	a tract of undeveloped land totaling 44 acres that we hold for investment (Westside).

Recent Developments

Recent Loan Renewals and Extensions

Until April 8, 2009, we had two loans from Wachovia Bank, N.A. that were scheduled to mature on April 30, 2009.  These two loans totaled $12,252,000: the $8,175,000 loan secured by our Peachtree Parkway land and the $4,077,000 loan secured by our Highway 20 land.  We obtained a loan commitment on March 19, 2009 from Touchmark National Bank to provide a $3,500,000 loan to refinance the Highway 20 Loan, subject to customary closing conditions.  On April 8, 2009, we closed the Touchmark loan and repaid the Highway 20 loan in full, using the loan proceeds and our working capital.  Consistent with our financial strategy to de-leverage our balance sheet and extend our debt maturities well into 2010, we reduced our debt by $577,000 and extended the maturity date to October 8, 2010.  Under the extended term, monthly payments consist of interest only at the Prime Rate with a floor of 5.50%, with a balloon payment at maturity of $3,500,000 plus accrued interest.

On April 27, 2009, Wachovia agreed to extend the maturity date of the $8,175,000 Peachtree Parkway loan to July 31, 2009.  We paid Wachovia an extension fee of $10,219, or 12.5 basis points.  Except for the extension of the maturity date, there were no other changes to the terms of the loan.  We are currently in discussions with Wachovia to further extend the maturity date of the loan by one year, although we can offer no assurances in that regard.

Special Distribution Declared in December 2008 and Paid in January 2009

On December 18, 2008, our board of directors declared a special distribution of $9,058,000, or $1.56 per share.  The distribution was paid on January 29, 2009 in a combination of 20% in cash, or $0.31 per share, and 80% in our common stock, equal to $1.25 per share, to shareholders of record at the close of business on December 29, 2008.  We decided to pay 80% of the distributions to shareholders in common stock to preserve our cash during this extraordinary credit crunch.  In particular, we need cash for the following purposes:

(a)	to repay, if necessary, part of the $23,175,000 of debt maturing within the next twelve months and will seek to refinance or extend;

(b)	to provide the equity required to develop and construct two new apartment communities as we plan; and

(c)	to provide working capital to enable us to cover our negative operating cash flow until we complete our development and construction program.

On January 29, 2009, we issued 3,754,732 shares in the stock portion of the distribution described above.  Taking into account this distribution as well as exchanges by unitholders of units for shares, as of May 7, 2009:

•	we have 10,126,380 outstanding shares of common stock, and
•	the operating partnership has 1,434,582 outstanding units of limited partnership interest, with each unit being convertible into 1.647 shares of our common stock.

Short-Term Loans Maturing within the Next Twelve Months

As of May 7, 2009, we have four loans that mature within the next twelve months, other than our $2,500,000 line of credit that has no outstanding balance.  These four loans total $23,175,000:

•	the $8,175,000 Peachtree Parkway land loan, which matures on July 30, 2009;
•	the $6,000,000 Westside land loan, which matures on February 27, 2010;
•	the $3,000,000 Sawmill Village land loan, which matures on February 28, 2010; and
•	the $6,000,000 Addison Place Shops construction loan, which matures on April 30, 2010.

We intend to refinance these loans with the same lender or with another lender or lenders.  We may be required to pay down the loans in connection with a refinancing, and to fund any such paydown we may use cash from one or more of the following sources:  our existing cash, contributions of a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering.  If we are unable to refinance these loans in some manner or to reach agreement with the lender to extend these loans, the lender could foreclose on our Peachtree Parkway, Westside, Sawmill, and Addison Place Shops properties, which would have material adverse financial and business consequences for us.  In that event, we could be forced to dispose of all or a substantial portion of our properties in highly unfavorable circumstances.

Continuing Negative Operating Cash Flow

We own six tracts of undeveloped land totaling 148.4 acres.  Five of these tracts – Peachtree Parkway, Westside, Highway 20, Sawmill Village, and North Springs, which we carry on our balance sheet at a combined value of $54,095,891 – are currently encumbered with land loans totaling $21,252,000.  Our Northridge land is the only one of our six tracts of undeveloped land that is not encumbered with a land loan.  Because undeveloped land does not generate revenue, the majority of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land.  In addition, the financial performance of our four neighborhood retail centers and office building continue to be challenged by the continued weakness in the national and local economy.  Therefore, for these reasons, as well as the absence of the operating cash flow we previously received from our Addison Place apartment community, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.

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

Development and Construction Plans

We are moving forward with the development and construction of our next two apartment communities: Northridge and Sawmill Village.  Despite the very challenging economic conditions, we believe this is a good time to create multifamily assets, and we are finalizing our construction loans.  We are in discussions with two regional banks on Northridge and one regional bank on Sawmill Village.  We can offer no assurances, however, that we will be able to close one or more construction loans.  Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past.  We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions.  We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and our cash on hand, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.

Results of Operations

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 30, 2008

Loss from continuing operations increased $1,358,284, or 152.7%, from $889,302 for the three months ended March 31, 2008 to $2,247,586 for the three months ended March 31, 2009.  We explain below the major variances between the three months ended March 31, 2008 and the three months ended March 31, 2009.

Total operating revenues decreased $40,106, or 6.4%, from $628,234 for the three months ended March 31, 2008 to $588,128 for the three months ended March 31, 2009.  This decrease in operating revenues is due primarily to the decrease of straight line rent and above and below market rent of $20,778.  The remaining decrease of $19,328 is due primarily to a decrease in our occupancy rate.

Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, decreased $25,075, or 7.9%, from $316,772 for the three months ended March 31, 2008 to $291,697 for the three months ended March 31, 2009.  This decrease in operating expenses is due primarily to a $20,858 decrease in property taxes.

General and administrative expenses increased $94,944, or 22.1%, from $429,651 for the three months ended March 31, 2008 to $524,595 for the three months ended March 31, 2009.  This increase was due primarily to an increase of $100,067 in legal and stock exchange listing fees associated with the special distribution described above.

At March 31, 2009, we recorded a $1,411,000 impairment loss on the Grand Pavilion retail center.  We had no impairment losses during the 2008 period.

Depreciation expense decreased $33,501, or 10.3%, from $324,501 for the three months ended March 31, 2008 to $291,000 for the three months ended March 31, 2009.  This decrease was due to $35,140 in amortization of previous impairment charges and a $10,435 reduction of the amortization of fair value of leases at the Bassett, Spectrum, and Grand Pavilion retail centers, offset by an increase of $10,985 in depreciation expense related to tenant improvements.

Interest income increased $39,376, or 510.3%, from $7,717 for the three months ended March 31, 2008 to $47,093 for the three months ended March 31, 2009.  This increase was due primarily to a significant increase in cash available for investment from the sale of the Addison Place apartment community.

Interest expense decreased $118,915, or 28.5%, from $417,712 for the three months ended March 31, 2008 to $298,797 for the three months ended March 31, 2009.  This decrease was due to:

(a)  a decrease in the 30-day LIBOR rate on our six floating rate loans (Addison Place Shops, Northridge office building, Peachtree Parkway, Highway 20, Sawmill, and Westside); and

(b)  a $2,826,553 reduction of the principal amount of our debt over the past twelve months.

Amortization of deferred financing and leasing costs increased $29,101, or 79.5%, from $36,617 for the three months ended March 31, 2008 to $65,718 for the three months ended March 31, 2009.  This increase was due primarily to an increase in loan costs on our Peachtree Parkway and Highway 20 loan renewals in April 2009 as well as an increase in leasing costs for our four retail centers and office building.

Liquidity and Capital Resources

Overview

We made significant progress during 2008 with regard to our liquidity and balance sheet flexibility.  On June 24, 2008, we closed the sale of our 403-unit Addison Place apartment community for $60,000,000, which resulted in net cash proceeds of $29,654,952.  From these net proceeds, we paid cash distributions to our shareholders and unitholders of $5,005,586 on August 5, 2008 and of $2,360,397 on January 29, 2009.  In addition, in April 2009 we improved our balance sheet flexibility by refinancing the $4,077,000 loan on our Highway 20 land loan with another lender.  In that refinancing, we extended the maturity of the loan to October 8, 2010 and paid down the principal amount of the loan by $577,000.  We currently have four loans that mature within the next twelve months:  three land loans totaling $17,175,000 that are secured by our Peachtree Parkway, Westside, Sawmill Village, and North Springs properties, and a $6,000,000 construction loan secured by the Addison Place Shops.  The $2,500,000 line of credit matures on September 1, 2009.  As of May 7, 2009, there was no outstanding balance on the line of credit.

Sources and Uses of Capital

At March 31, 2009, we had $109,021,219 in total assets, of which $13,085,601 or 12.0%, consisted of cash.  As of May 7, 2009, we held $11,331,471 in cash and cash equivalents.  We believe that our most important uses of our capital resources will be:

(a)	to repay, if necessary, part of the $23,175,000 that we will owe within the next twelve months;

(b)	to provide the equity required to develop and construct two new apartment communities; and

(c)	to provide working capital to enable us to cover our negative operating cash flow until we complete our development and construction program.

Our cash resources are inadequate to cover the above uses fully.  To raise additional capital, we may sell one or more assets to a third party or to Roberts Properties or an affiliate of Roberts Properties, and we are considering forming joint ventures and raising equity privately.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on mortgage debt.  We are currently using the cash proceeds from the sale of Addison Place to meet our short-term liquidity requirements, including general and administrative expenses, and improvements and renovations at existing properties.  If we are unable to secure construction and permanent financing or otherwise refinance our short-term debt, we may be forced to sell one or more properties to repay our short-term debt.  We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, and if necessary, from the sale of properties.  We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and the operating cash balance, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Cash and cash equivalents decreased $3,369,394 during the three months ended March 31, 2009 compared to an increase of $223,623 during the three months ended March 31, 2008.  The decrease in cash and cash equivalents in 2009 is due to an increase in cash used by investing activities of $180,168, an increase in cash used in operating activities of $447,408, and an increase in cash used in financing activities of $2,965,441, as described in more detail below.

Net cash used in operating activities increased $447,408 from $268,317 of cash provided during the three months ended March 31, 2008 to using $179,091 of cash during the three months ended March 31, 2009.  The increase in cash used is due to:

•	a $1,358,284 increase in the loss from continuing operations (before noncontrolling interest);
•	a $527,365 decrease in cash provided by discontinued operations (Addison Place);
•	a $11,672 decrease in other assets;
•	a $9,323 decrease in amounts due to affiliates;
•	a $4,401 decrease in depreciation and amortization; and
•	a $5,223 decrease in the amortization of deferred compensation.

These amounts were offset by:

•	a $1,411,000 increase in impairment loss on real estate;
•	$28,838 related to the forfeiture of restricted stock by a former employee;
•	a $26,591 increase in security deposits and prepaid rent; and
•	a $2,820 increase in accounts payable and accrued expenses relating to operations.

Net cash used by investing activities increased $180,168 from using $550,376 of cash during the three months ended March 31, 2008 to using $730,544 of cash for investing activities during the three months ended March 31, 2009.  The increase in cash used is due to:

•	a $137,161 increase in the development and construction of real estate assets;
•	a $58,386 decrease in accounts payable and accrued expenses related to investing activities; and
•	a $2,132 decrease in cash used by discontinued operations (Addison Place).

These amounts were offset by a $17,121 decrease in payment of lease costs.

Net cash used in financing activities increased $2,965,441 from $505,682 of cash provided during the three months ended March 31, 2008 to using $2,459,759 of cash during the three months ended March 31, 2009.  The increase in cash used is due to:

•	a $2,360,397 distribution paid to shareholders and unitholders;
•	a $750,000 decrease in the line of credit payable;
•	$10,000 used to pay loan costs;
•	$7,982 used to purchase treasury stock; and
•	a $5,980 increase in principal repayment on mortgage notes payable.

These amounts were offset by:

•	a $103,997 decrease in cash used by discontinued operations (Addison Place);
•	a $44,681 decrease in the repayment of insurance premium note payable; and
•	a $20,240 increase in accounts payable and accrued expenses related to financing activities.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule As of May 7, 2009

Calendar Year	Principal Payments	Properties with Balloon Payments

2009	$8,413,455	Peachtree Parkway
2010	21,784,045	Highway 20, Sawmill Village, Westside, Addison Shops, Northridge Office Building
2011	282,376
2012	297,737
2013	6,256,980	Grand Pavilion retail center
Thereafter	6,958,006	Bassett and Spectrum retail centers

Total	$43,992,599

Short-Term Debt

We have a total of $23,175,000 in debt that matures on or before May 7, 2010.  See “Material Events in 2009 – Short-Term Loans Maturing within the Next Twelve Months” above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after May 7, 2009, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay it at maturity.  Our goal during the next twelve months is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow.  We may sell one or more assets to independent purchasers or to Roberts Properties or an affiliate of Roberts Properties.  We are also considering forming joint ventures and raising equity privately.  We would use all or a substantial portion of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt.  We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as Roberts Properties.

Effect of Floating Rate Debt

We have six loans and one line of credit that bear interest at floating rates.  These loans had an aggregate outstanding balance of $29,786,667 at May 7, 2009, of which $26,286,667 bear interest at rates ranging from 175 to 425 basis points over the 30-day LIBOR rate and $3,500,000 bear an interest rate of Prime Rate with a floor of 5.50%.  Changes in LIBOR and the prime rate that increase the interest rates on these loans will increase our interest expense.  For example, a 1.0% increase in the interest rates on those loans would increase our interest expense by approximately $297,867 per year and adversely affect our liquidity and capital resources to that degree.

Contractual Commitments

We pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design, and construction administration.  We have a remaining contractual commitment of $1,042,500 in development fees to Roberts Properties.  We also enter into construction contracts in the normal course of business with Roberts Construction.  We have five ongoing construction contracts with Roberts Construction.  Terms of the construction contracts are cost plus 10%, but we cannot yet estimate the total construction costs and thus the fees to Roberts Construction.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles.  See “Recent Accounting Pronouncements” below for a summary of recent accounting pronouncements and the expected impact on our financial statements.  A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations.  Because we are in the business of owning, operating, and developing apartment communities, retail centers and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation.  The following is a summary of our overall accounting policy in these areas.

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

Asset Impairment Evaluation

We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  Determining undiscounted cash flows involves making estimates about market rents, space availability and operating expenses.  A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded.  At May 7, 2009, we owned one real estate asset, our Grand Pavilion retail center, that met the impairment criteria of SFAS No. 144.  We estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions.  As a result, we recorded a $1,411,000 non-cash impairment loss on the Grand Pavilion retail center at March 31, 2009.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair.  The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  On January 1, 2008, we adopted SFAS No. 159 and elected not to apply the provisions of SFAS No. 159 to our eligible financial assets and liabilities on the date of adoption.  Accordingly, the initial application of SFAS No. 159 had no effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and to the non-controlling interest.  The provisions of SFAS No. 160 are effective for fiscal years beginning after November 15, 2008.  On January 1, 2009, we adopted SFAS No. 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  See Note 2, Basis of Presentation, to the consolidated financial statements included in this report.

On January 1, 2009, we adopted FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-2, “Effective Date of FASB Statement No. 157” to measure our real estate assets at fair value on a nonrecurring basis.  These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.  We review our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is measured by a comparison of the carrying amount to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition.  If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis or other valuation technique.  See Note 2, Basis of Presentation, to the consolidated financial statements included in this report.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133; and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow.  Pursuant to the transition provisions of SFAS No. 161, we adopted SFAS No. 161 in fiscal year 2009.  SFAS No. 161 did not affect our consolidated financial statements, as it is disclosure-only in nature.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Neither we, the operating partnership, nor real estate assets we own are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them.  Routine litigation arising in the ordinary course of business is not expected to result in any material losses to the operating partnership or to us.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the risk factor described below.  These risk factors could materially affect our business, financial condition, or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.

At May 7, 2009, we have four loans totaling $23,175,000 that mature within twelve months.  If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described above, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us.  Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Plan

The following table and the accompanying footnotes provide information about our stock repurchase plan and the repurchases we made in the first quarter of 2009.  Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2009 – January 31, 2009	–	–	–	600,000
February 1, 2009 – February 28, 2009	9,438	$0.85	9,438	590,562
March 1, 2009 – March 31, 2009	–	–	–	590,562
Total	9,438		9,438

(1)
Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock.  Under the plan, as of May 7, 2009 (and taking into account the 8,900 shares we repurchased in April and May 2009), we have authority to repurchase an additional 581,662 shares under the plan.  The plan does not have an expiration date.  All repurchases in the first quarter of 2009 were made in open market transactions.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1
Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 30, 2009.  [Incorporated by reference to Exhibit 10.1.8 in our annual report on Form 10-K for the year ended December 31, 2008.]

10.2
Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 30, 2009.  [Incorporated by reference to Exhibit 10.1.9 in our annual report on Form 10-K for the year ended December 31, 2008.]

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

Date:  May 15, 2009
ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)