Form 10-Q
period 2009-06-30
ROBERTS REALTY INVESTORS INC
filed 2009-08-13
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2009

Common Stock, $.01 par value per share	10,173,269 shares

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the Notes to the unaudited consolidated financial statements included in this report and in Part I, Item 2 of this report.
Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans, including development and construction of new multifamily apartment communities and the possible sales of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including industry and economic conditions, competition and other factors discussed in this report and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
ASSETS

REAL ESTATE ASSETS — At cost:
Land	$11,375,734	$11,375,734
Buildings and improvements	21,525,402	25,521,272
Furniture, fixtures and equipment	645,863	619,181

	33,546,999	37,516,187
Less accumulated depreciation	(4,286,614)	(3,861,074)

Operating real estate assets	29,260,385	33,655,113
Construction in progress and real estate under development	50,806,985	52,305,712
Land held for investment	9,009,124	9,009,124

Net real estate assets	89,076,494	94,969,949

CASH AND CASH EQUIVALENTS	10,954,230	16,454,995

RESTRICTED CASH	1,133,842	925,521

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $535,443 and $570,894 at June 30, 2009 and December 31, 2008, respectively	268,385	316,124

FAIR VALUE OF LEASES — Net of accumulated amortization of $456,186 and $465,087 at June 30, 2009 and December 31, 2008, respectively	256,359	322,954

OTHER ASSETS — Net	280,562	368,020

	$101,969,872	$113,357,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$14,164,651	$14,292,020
Construction notes payable	9,085,000	9,165,000
Land notes payable	20,675,000	21,252,000
Accounts payable and accrued expenses	911,686	655,701
Due to affiliates	9,556	52,878
Security deposits and prepaid rents	147,948	141,550
Distribution payable	—	2,362,909
Liabilities related to discontinued operations	23,781	23,781

Total liabilities	45,017,622	47,945,839

COMMITMENTS AND CONTINGENCIES (Note 9)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	10,558,947	12,585,216

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 10,173,269 and 10,086,769 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	101,733	100,868
Additional paid-in capital	30,820,932	30,389,994
Treasury shares, at cost	(59,360)	(15,886)
Retained earnings	15,529,998	22,351,532

Total shareholders’ equity	46,393,303	52,826,508

	$101,969,872	$113,357,563

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$508,970	$564,572	$1,013,258	$1,107,464
Other operating income	85,550	98,729	169,391	184,072

Total operating revenues	594,520	663,301	1,182,649	1,291,536

OPERATING EXPENSES:
Personnel	9,040	10,869	18,831	23,318
Utilities	50,099	50,443	113,193	104,376
Repairs, maintenance and landscaping	29,527	65,753	50,577	94,495
Real estate taxes	172,493	148,472	347,385	344,223
Marketing, insurance and other	24,240	22,398	47,110	48,295
General and administrative expenses	454,845	415,101	979,441	844,752
Loss on leasehold improvement write-off	10,678	—	10,678	—
Impairment loss on real estate	5,363,512	—	6,774,512	—
Depreciation of real estate assets	238,946	329,838	529,945	654,339

Total operating expenses	6,353,380	1,042,874	8,871,672	2,113,798

LOSS FROM OPERATIONS	(5,758,860)	(379,573)	(7,689,023)	(822,262)

OTHER (EXPENSE) INCOME :
Interest income	30,015	19,231	77,108	26,949
Interest expense	(403,152)	(357,690)	(701,950)	(775,403)
Amortization of deferred financing & leasing costs	(38,929)	(50,164)	(104,647)	(86,781)

Total other expense	(412,066)	(388,623)	(729,489)	(835,235)

LOSS FROM CONTINUING OPERATIONS	(6,170,926)	(768,196)	(8,418,512)	(1,657,497)

INCOME FROM DISCONTINUED OPERATIONS	—	28,590,513	—	28,914,870

NET (LOSS) INCOME	(6,170,926)	27,822,317	(8,418,512)	27,257,373

(LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,162,602)	6,563,285	(1,594,466)	6,424,563

NET (LOSS) INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$(5,008,324)	$21,259,032	$(6,824,046)	$20,832,810

(LOSS) INCOME PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic	$(0.49)	$(0.06)	$(0.67)	$(0.13)
Income (loss) from discontinued operations — basic	—	2.24	—	2.26

Net Income (loss) — basic	$(0.49)	$2.18	$(0.67)	$2.13

Loss from continuing operations — diluted	$(0.49)	$(0.06)	$(0.67)	$(0.13)
Income (loss) from discontinued operations — diluted	—	2.29	—	2.31

Net Income (loss) — diluted	$(0.49)	$2.23	$(0.67)	$2.18

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net (loss) income	$(8,418,512)	$27,257,373
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Income from discontinued operations	—	(28,914,870)
Depreciation and amortization	634,624	741,120
Amortization of above and below market leases	10,718	11,890
Amortization of deferred compensation	—	21,001
Forfeiture of restricted stock	—	(28,838)
Loss on leasehold improvement write-off	10,678	—
Impairment loss on real estate	6,774,512	—
Change in assets and liabilities:
Decrease in other assets	68,735	72,068
Increase (decrease) in due to affiliates	2,610	(128,442)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	210,971	264,726

Net cash used in operating activities from continuing operations	(705,664)	(703,972)
Net cash provided by operating activities from discontinued operations	—	628,481

Net cash used in operating activities	(705,664)	(75,491)

INVESTING ACTIVITIES:
Payment of leasing costs	(10,554)	(37,507)
Increase in restricted cash	(208,321)	(184,467)
Decrease in accounts payable and other liabilities relating to investing activities	(56,694)	—
Development and construction of real estate assets	(1,279,972)	(2,910,208)

Net cash used in investing activities from continuing operations	(1,555,541)	(3,132,182)
Net cash provided by investing activities from discontinued operations	—	58,583,695

Net cash (used in) provided by investing activities	(1,555,541)	55,451,513

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(127,369)	(117,734)
Payment of loan costs	(51,320)	(104,492)
Repayment of construction note payable	(80,000)	(93,334)
Repayment of land note payable	(577,000)	—
Repayment of insurance premium note payable	—	(90,073)
Repayment of line of credit balance	—	(400,000)
Purchase of treasury stock	(43,474)	—
Payment of distribution on common shares	(1,809,307)	—
Payment of distribution on noncontrolling interest	(551,090)
Increase in accounts payable and other liabilities relating to financing activities	—	4,251

Net cash used in financing activities from continuing operations	(3,239,560)	(801,382)
Net cash used in financing activities from discontinued operations	—	(29,019,538)

Net cash used in financing activities	(3,239,560)	(29,820,920)

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(5,500,765)	25,555,102

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$16,454,995	603,873

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,954,230	$26,158,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $385,970 and $581,970 for the six months ended June 30, 2009 and June 30, 2008, respectively	$618,857	$1,808,122

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Development and construction of real estate assets due to but not paid to affiliates	$—	$149,984

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting of multifamily residential communities and commercial properties. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust (“REIT”). Roberts Realty conducts its business through Roberts Properties Residential, L.P., which it refers to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of Roberts Realty’s properties. At June 30, 2009, Roberts Realty owned an 81.46% interest in the operating partnership and was its sole general partner. Roberts Realty expects to continue to conduct its business in this organizational structure.
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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). See Note 5, Shareholders’ Equity — Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009. The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The noncontrolling interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 18.84% and 23.59% for the three months ended June 30, 2009 and 2008, respectively, and 18.94% and 23.57% for the six months ended June 30, 2009 and 2008, respectively. The noncontrolling interest of the unitholders was $10,558,947 at June 30, 2009 and $12,585,216 at December 31, 2008.
Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (see Note 5, Shareholders’ Equity — Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted for redemption.
Recent Accounting Pronouncements. Roberts Realty adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on January 1, 2009. SFAS No. 160, in conjunction with other existing generally accepted accounting principles, established criteria used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). In conjunction with the issuance of SFAS No. 160, EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” was revised to clarify the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. Roberts Realty determined that the noncontrolling interests related to the unitholders in the operating partnership met the criteria to be classified and accounted for as “temporary” equity (reflected outside of total equity).

The appropriate statements have been revised to reflect the required presentation under SFAS No. 160 for the six months ended June 30, 2009. The following table details the components of noncontrolling interests related to unitholders in the operating partnership for the six months ended June 30, 2009:

	Six Months
	Ended June 30,
	2009	2008

Beginning balance	$12,585,216	$11,715,497
Net (loss) income attributable to noncontrolling interests	(1,594,466)	6,424,563
Redemptions of noncontrolling partnership units	(76,631)	—
Distribution payable	—	(1,181,140)
Adjustments to noncontrolling interests in operating partnership	(355,172)	28,637

Ending balance	$10,558,947	$16,987,557

Net income attributable to noncontrolling interests in the operating partnership is no longer deducted when determining net income. The adoption of this standard had no effect on Roberts Realty’s net income available for common shareholders or its earnings per share.
On January 1, 2009, Roberts Realty adopted FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-2, “Effective Date of FASB Statement No. 157,” to measure its real estate assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis or other valuation technique.
The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis and the associated losses that Roberts Realty has recognized as a result of fair value changes during the three months and six months ended June 30, 2009. The analysis conducted by Roberts Realty in determining the impairment losses is described in Note 8 — Impairment Loss on Assets.
Impairment Losses at March 31, 2009

Quoted Prices in
	Total Fair	Active Markets	Significant Other	Significant
	Value	for Identical	Observable	Unobservable
Investments	Measurement	Assets	Inputs	Inputs	Total Gains
in real estate	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Grand Pavilion retail center	$7,861,632	$—	$—	$7,861,632	$(1,411,000)

Impairment Losses at June 30, 2009

		Quoted Prices in
	Total Fair	Active Markets	Significant Other	Significant
	Value	for Identical	Observable	Unobservable
Investments	Measurement	Assets	Inputs	Inputs	Total Gains
in real estate	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Addison Place retail center	$7,406,765	$—	$—	$7,406,765	$(1,884,922)
Bassett retail center	3,705,086	—	—	3,705,086	(699,948)
Peachtree Parkway land	11,850,000	—	—	11,850,000	(621,240)
North Springs land	17,500,000	—	—	17,500,000	(2,157,402)
In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which requires disclosure of the fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. Roberts Realty adopted FSP FAS 107-1 on July 1, 2009 and will provide disclosures about the fair value of financial instruments for each reporting period after adoption.
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. SFAS 167 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. SFAS 167 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. SFAS 167 is effective for Roberts Realty beginning January 1, 2010. Roberts Realty currently has no VIEs, and if it has no VIEs when SFAS becomes effective, SFAS 167 will have no effect on Roberts Realty’s consolidated financial statements.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Although we do not expect the adoption of this statement to materially affect our financial statements, we will revise our references to accounting literature within our notes to the condensed consolidated financial statements to conform to the Codification beginning with the quarter ending September 30, 2009.
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
For the six months ended June 30, 2008, income from discontinued operations consisted of the operating activities of the 403-unit Addison Place apartment community, which Roberts Realty sold on June 24, 2008. The sales price for Addison Place was $60,000,000, which resulted in a net gain on sale of $28,347,666. There were no revenues or expenses classified as discontinued operations for the three months and six months ended June 30, 2009. The following table summarizes the discontinued operations for the three months and six months ended June 30, 2008 (unaudited):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

OPERATING REVENUES:
Rental operations	$1,221,836	$2,544,434
Other operating income	88,669	158,928

Total operating revenues	1,310,505	2,703,362

OPERATING EXPENSES:
Personnel	152,560	301,274
Utilities	63,059	137,195
Repairs, maintenance and landscaping	176,185	308,279
Real estate taxes	144,551	293,027
Marketing, insurance and other	70,830	134,048
General and administrative expenses	12,789	28,683
Depreciation of real estate assets	—	—

Total operating expenses	619,974	1,202,506

INCOME FROM OPERATIONS	690,531	1,500,856

OTHER INCOME (EXPENSE):
Interest income	—	—
Interest expense	(439,034)	(915,624)
Amortization of deferred financing & leasing costs	(8,650)	(18,028)

Total other expenses	(447,684)	(933,652)

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE OF REAL ESTATE ASSET	242,847	567,204

GAIN ON SALE OF REAL ESTATE ASSET	28,347,666	28,347,666

INCOME FROM DISCONTINUED OPERATIONS	$28,590,513	$28,914,870

4.	NOTES PAYABLE
Refinanced Land Loan Secured by Highway 20. On April 8, 2009, Roberts Realty refinanced its $4,077,000 loan from Wachovia Bank, N.A. secured by Roberts Realty’s 38.2-acre property on Georgia Highway 20 in Cumming, Georgia. In refinancing the loan with a new lender, Roberts Realty paid down the principal amount of the loan by $577,000 and extended the maturity date to October 8, 2010. Under the extended term, monthly payments consist of interest only at the prime rate with a floor of 5.50%, with a balloon payment at maturity of $3,500,000 plus accrued interest.
Peachtree Parkway Land Loan Extension. In July 2009, Roberts Realty closed an amendment to its $8,175,000 loan from Wachovia Bank, N.A. that extended the maturity date of the loan to July 31, 2010. For a description of this amendment, 2010, see Note 10 — Subsequent Events - Extension of Peachtree Parkway Land Loan.
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
A total of 28,469 operating partnership units were exchanged for 46,889 shares during the three months ended June 30, 2009, and a total of 52,517 operating partnership units were exchanged for 86,500 shares during the six months ended June 30, 2009. During the three months and six months ended June 30, 2008, no operating partnership units were exchanged for shares. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty’s stock price on the date of conversion.
Treasury Stock. Roberts Realty repurchased 36,700 shares of its common stock for $35,492 during the three months ended June 30, 2009 and repurchased 46,138 shares of its common stock for $43,474 during the six months ended June 30, 2009. In addition, Roberts Realty received 4,680 shares on January 29, 2009 in the stock distribution of $1.25 per share described above.

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
During the third quarter of 2006, Roberts Realty adopted the provisions of SFAS No. 123-Revised 2004, “Share-Based Payment” (“SFAS 123R”), which requires that share-based compensation cost be recognized in the statement of operations and measured at the grant-date fair value of the share-based award. Roberts Realty accounts for the Plan in accordance with SFAS 123R. Under the fair value provisions of SFAS 123R, stock-based compensation cost will be measured at the date of grant based on the fair value of the award and will be recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. There was no compensation expense for the three months and six months ended June 30, 2009; compensation expense (income) was approximately $15,778 and $(7,837) for the three months and six months ended June 30, 2008, respectively.
There were no grants, forfeitures or vesting for the three months and six months ended June 30, 2009 and no unvested shares of restricted stock outstanding at June 30, 2009. The following table shows the restricted stock activity for the three months and six months ended June 30, 2009 and 2008 (in shares).

	Number of Unvested	Weighted Grant
	Shares of	Date Fair Value
	Restricted Stock	Per Share

Balance at December 31, 2007	19,386	$7.70
Granted	—	—
Forfeited	(18,750)	7.69
Vested	—	—

Balance at March 31, 2008	636	7.86
Granted	2,000	6.50
Forfeited	(1,098)	7.29
Vested	(1,538)	6.50

Balance at June 30, 2008	—	—
There has been no activity in restricted stock from June 30, 2008 to June 30, 2009.

Earnings Per Share. The following table shows the reconciliations of income available to common shareholders and the weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net loss available for common shareholders — basic	$(5,008,324)	$(586,979)	$(6,824,046)	$(1,266,826)

Loss attributable to noncontrolling interest	(1,162,602)	(181,217)	(1,594,466)	(390,671)

Loss from continuing operations — diluted	$(6,170,926)	$(768,196)	$(8,418,512)	$(1,657,497)

Income from discontinued operations — basic and diluted	—	28,590,513	—	28,914,870

Net (loss) income — diluted	$(6,170,926)	$27,822,317	$(8,418,512)	$27,257,373

Weighted average shares — basic	10,135,655	9,756,694	10,123,832	9,764,035

Dilutive securities — weighted average units	2,353,532	2,733,393	2,365,355	2,733,393

Weighted average shares — diluted	12,489,187	12,490,087	12,489,187	12,497,428

6.	SEGMENT REPORTING
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

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended June 30, 2009. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses. There was no activity in the multifamily segment for the three months ended June 30, 2009. In 2008, the multifamily segment was composed of the Addison Place apartment community, which Roberts Realty sold on June 24, 2008.
Three Months Ended June 30, 2009

	Retail/
	Office	Land	Corporate	Total

Operating revenues — continuing	$505,801	$3,169	$—	$508,970
Other operating income	82,427	—	3,123	85,550

Total operating revenues from consolidated entities	588,228	3,169	3,123	594,520

Operating expenses — continuing	2,938,148	2,853,711	322,576	6,114,435
Depreciation and amortization expense	234,943	—	4,003	238,946

Total operating expenses from consolidated entities	3,173,091	2,853,711	326,579	6,353,380

Other (expense) income	(312,929)	(127,072)	27,936	(412,066)

Consolidated loss from continuing operations	(2,897,792)	(2,977,614)	(295,520)	(6,170,926)

Income from discontinued operations (Note 3)	—	—	—	—

Net Loss	(2,897,792)	(2,977,614)	(295,520)	(6,170,926)

Loss attributable to noncontrolling interest	(545,944)	(560,982)	(55,676)	(1,162,602)

Net loss available for common shareholders	$(2,351,848)	$(2,416,632)	$(239,844)	$(5,008,324)

Total assets at June 30, 2009	$30,600,196	$59,863,876	$11,505,800	$101,969,872

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
Three Months Ended June 30, 2008

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$561,403	$3,169	$—	$564,572
Other operating income	—	98,729	—	—	98,729

Total operating revenues from consolidated entities	—	660,132	3,169	—	663,301

Operating expenses — continuing	—	292,896	79,086	341,054	713,036
Depreciation and amortization expense	—	326,286	—	3,552	329,838

Total operating expenses from consolidated entities	—	619,182	79,086	344,606	1,042,874

Other expense	—	(352,853)	(32,111)	(3,659)	(388,623)

Consolidated loss from continuing operations	—	(311,903)	(108,028)	(348,265)	(768,196)

Income from discontinued operations (Note 3)	28,590,513	—	—	—	28,590,513

Net income (loss)	28,590,513	(311,903)	(108,028)	(348,265)	27,822,317

Income (loss) attributable to noncontrolling interest	6,744,502	(73,578)	(25,484)	(82,155)	6,563,285

Net income (loss) available for common shareholders	$21,846,011	$(238,325)	$(82,544)	$(266,110)	$21,259,032

Total assets at June 30, 2008	$26,390	$38,184,008	$60,218,530	$26,214,170	$124,643,098

The following table summarizes the operating results of Roberts Realty’s reportable segments for the six months ended June 30, 2009. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses. There was no activity in the multifamily segment for the six months ended June 30, 2009. In 2008, the multifamily segment was composed of the Addison Place apartment community, which Roberts Realty sold on June 24, 2008.
Six Months Ended June 30, 2009

	Retail/
	Office	Land	Corporate	Total

Operating revenues — continuing	$1,006,920	$6,338	$—	$1,013,258
Other operating income	162,588	—	6,803	169,391

Total operating revenues from consolidated entities	1,169,508	6,388	6,803	1,182,649

Operating expenses — continuing	4,666,447	2,905,409	769,871	8,341,727
Depreciation and amortization expense	521,941	—	8,004	529,945

Total operating expenses from consolidated entities	5,188,388	2,905,409	777,875	8,871,672

Other (expense) income	(623,840)	(178,600)	72,951	(729,489)

Consolidated loss from continuing operations	(4,642,720)	(3,077,671)	(698,121)	(8,418,512)

Income from discontinued operations (Note 3)	—	—	—	—

Net Loss	(4,642,720)	(3,077,671)	(698,121)	(8,418,512)

Loss attributable to noncontrolling interest	(879,331)	(582,911)	(132,224)	(1,594,466)

Net loss available for common shareholders	$(3,763,389)	$(2,494,760)	$(565,897)	$(6,824,046)

Total assets at June 30, 2009	$30,600,196	$59,863,876	$11,505,800	$101,969,872

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
Six Months Ended June 30, 2008

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$1,101,126	$6,338	$—	$1,107,464
Other operating income	—	184,072	—	—	184,072

Total operating revenues from consolidated entities	—	1,285,198	6,338	—	1,291,536

Operating expenses — continuing	—	572,267	167,645	719,547	1,459,459
Depreciation and amortization expense	—	646,234	—	8,105	654,339

Total operating expenses from consolidated entities	—	1,218,501	167,645	727,652	2,113,798

Other expense	—	(734,522)	(92,519)	(8,194)	(835,235)

Consolidated loss from continuing operations	—	(667,825)	(253,826)	(735,846)	(1,657,497)

Income from discontinued operations (Note 3)	28,914,870	—	—	—	28,914,870

Net income (loss)	28,914,870	(667,825)	(253,826)	(735,846)	27,257,373

Income (loss) attributable to noncontrolling interest	6,815,235	(157,406)	(59,827)	(173,439)	6,424,563

Net income (loss) available for common shareholders	$22,099,635	$(510,419)	$(193,999)	$(562,407)	$20,832,810

Total assets at June 30, 2008	$26,390	$38,184,008	$60,218,530	$26,214,170	$124,643,098

7.	RELATED PARTY TRANSACTIONS
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
Design and Development Agreements with Roberts Properties. Roberts Realty pays Roberts Properties fees for various development services that include market studies, business plans, permitting, land use, zoning issues, easements, utility issues, exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into design and development agreements with Roberts Properties for Sawmill Village and Highway 20. Roberts Realty has entered into similar agreements with Roberts Properties (as did the predecessor limited partnerships) for apartment communities such as Addison Place, Ballantyne Place (Charlotte, NC), Veranda Chase, Ivy Brook, Highland Park, Preston Oaks, and Rosewood Plantation, all of which Roberts Properties designed and developed. Roberts Realty has also entered into similar agreements with Roberts Properties for the North Springs mixed use development and the Northridge and Peachtree Parkway apartment communities, which have not been constructed but for which Roberts Realty has paid the full amount of the design and development fees.

		Total
		Amount	Remaining
	Total	Incurred	Contractual
	Contract	Through	Commitment At
	Amount	June 30, 2009	June 30, 2009

Sawmill Village	$770,000	$770,000	$—
Highway 20	1,050,000	100,000	950,000

Totals	$1,820,000	$870,000	$950,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10% construction contracts with Roberts Construction for the following projects: Northridge, Peachtree Parkway, North Springs, Sawmill Village, Highway 20, and a 5,088 square foot addition to the Addison Place Shops. As of June 30, 2009, only the addition to the Addison Place Shops was completed, and only Northridge, Sawmill Village, and Peachtree Parkway were under development. At Northridge, Roberts Realty has obtained the land disturbance permit, completed clearing, and commenced grading. At Sawmill Village, Roberts Realty has submitted the civil engineering plans as required to obtain the land disturbance permit. Roberts Realty is completing the engineering work at Peachtree Parkway. See Note 9, Commitments and Contingencies, for more information. Roberts Realty has entered into similar construction contracts with Roberts Construction (as did the predecessor limited partnerships) for apartment communities such as Addison Place, Ballantyne Place (Charlotte, NC), Veranda Chase, Ivy Brook, Highland Park, Preston Oaks, and Rosewood Plantation, all of which Roberts Construction constructed.

Land Acquisitions. Roberts Realty had no land acquisitions from related parties for the three months and six months ended June 30, 2009 and June 30, 2008.
Office Leases. Roberts Realty has entered into lease agreements with each of the Roberts Companies at a rate of $20.00 per rentable square foot through December 31, 2009. During each of the three-month periods ended June 30, 2009 and June 30, 2008, Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $35,950. During each of the six month periods ended June 30, 2009 and June 30, 2008, Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $71,900.
8.	IMPAIRMENT LOSS ON RETAIL CENTERS AND LAND ASSETS
Roberts Realty periodically evaluates its real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from such estimates. Roberts Realty’s determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management. With respect to its retail centers, Roberts Realty estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions. As a result of these estimates, Roberts Realty recorded non-cash impairment losses of (a) $1,411,000 on the Grand Pavilion retail center at March 31, 2009; and (b) $1,884,922 on the Addison Place Shops and $699,948 on the Bassett retail center at June 30, 2009.
In accordance with SFAS 144, Roberts Realty values land parcels at the lower of carrying value or fair value. In determining the fair value of land, Roberts Realty considers local economic factors, prices for land in recent comparable sales transactions, appraisals, and other factors. As a result of changing market conditions in the real estate industry, Roberts Realty has reduced the fair value of two land parcels, Peachtree Parkway and North Springs. In its determination of the fair value of its Peachtree Parkway property, Roberts Realty took into account the estimated value of the property’s zoning density for apartments and the estimated potential value of 3.0 acres of outparcels at the front of the property that may be sold to other users. In its determination of the fair value of its North Springs property, Roberts Realty took into account the estimated value of the property’s office, retail, condominium, and apartment density, in addition to the value of development and improvements made to the property. At June 30, 2009, Roberts Realty recognized non-cash fair value adjustments related to land assets of $621,240 on its Peachtree Parkway property and $2,157,402 on its North Springs property.

9.	COMMITMENTS AND CONTINGENCIES
Architectural and Engineering Contracts with Outside Providers. In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, Sawmill Village, Peachtree Parkway, North Springs and Highway 20 projects. At June 30, 2009, outstanding commitments on these contracts totaled $329,963.
Letter of Credit. At June 30, 2009, Roberts Realty had a $500,000 letter of credit outstanding as required by the lender for Roberts Realty’s Spectrum retail center. The lender holds the letter of credit in a reserve fund for the payment of leasing costs. The letter of credit, which is secured by $500,000 in cash, expires on October 26, 2009.
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
Redemption of Units for Shares. As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (currently on the basis of 1.647 shares for each unit submitted for redemption). Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted. There were 1,406,113 units outstanding at June 30, 2009 that could be exchanged for shares, subject to the conditions described above.
10.	SUBSEQUENT EVENTS
Extension of Peachtree Parkway Land Loan. As of July 17, 2009, Roberts Realty closed an amendment to its $8,175,000 loan from Wachovia Bank, N.A. that extended the maturity date of the loan to July 31, 2010 on substantially the same terms as before, except as specifically described below.
In connection with the amendment, Roberts Realty paid Wachovia an extension fee of $40,875, or 50 basis points, and established at closing a $450,000 cash collateral account at Wachovia as an interest reserve. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 350 basis points, with a LIBOR index rate floor of 2.00% per annum. The loan remains secured by Roberts Realty’s 23.5-acre parcel fronting Peachtree Parkway (Highway 141) in Gwinnett County, Georgia and cross-collateralized with an additional security interest in Roberts Realty’s 9.84-acre North Springs property on Peachtree Dunwoody Road in Sandy Springs, Georgia. Wachovia agreed to release its security interest in the North Springs property if Roberts Realty pays down the loan by $4,425,000 to reduce its principal balance to $3,750,000.

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
Overview
We develop, own, and operate real estate assets for lease as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. At June 30, 2009, we owned an 81.46% interest in the operating partnership and are its sole general partner. We expect to continue to conduct our business in this organizational structure.
At August 5, 2009, we owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	five tracts of undeveloped land totaling 104 acres in various phases of development and construction (Northridge, Sawmill Village, Peachtree Parkway, North Springs, and Highway 20);
•	three neighborhood retail centers totaling 94,337 square feet (Bassett and Spectrum, both located near the Mall of Georgia, and the Addison Place Shops);
•	a commercial office building totaling 37,864 square feet, part of which serves as our corporate headquarters (Northridge office building);
•	a 62,323 square foot retail center held for redevelopment (Grand Pavilion retail center); and
•	a tract of undeveloped land totaling 44 acres that we hold for investment (Westside).
Recent Developments
Recent Loan Renewal and Extension
On July 17, 2009, we closed an amendment to our $8,175,000 land loan with Wachovia Bank, N.A. that extended the maturity date of the loan from July 31, 2009 to July 31, 2010. In connection with the amendment, we paid Wachovia an extension fee of $40,875, or 50 basis points, and established at closing a $450,000 cash collateral account at Wachovia as an interest reserve. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 350 basis points, with a LIBOR index rate floor of 2.00% per annum. The loan remains secured by our 23.5-acre parcel fronting Peachtree Parkway and cross-collateralized with the additional security interest in our 9.84-acre North Springs property.

Short-Term Loans Maturing within the Next Twelve Months
As of August 5, 2009, we have four loans that mature within the next twelve months totaling $23,175,000:
•	the $6,000,000 Westside land loan, which matures on February 27, 2010;

•	the $3,000,000 Sawmill Village land loan, which matures on February 28, 2010;

•	the $6,000,000 Addison Place Shops construction loan, which matures on April 30, 2010; and

•	the $8,175,000 Peachtree Parkway land loan, which matures on July 30, 2010.
We intend to refinance these loans with the same lender or with another lender or lenders. We may be required to pay down the loans in connection with a refinancing, and to fund any such paydown we may use cash from one or more of the following sources: our existing cash, contributions of a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. If we are unable to refinance any of these loans or to reach agreement with the lender to extend the loan, the lender could foreclose on the property or properties that secure its loan, which would have material adverse financial and business consequences for us. In that event, we could be forced to dispose of all or a substantial portion of our properties in highly unfavorable circumstances.
Continuing Negative Operating Cash Flow
We own six tracts of undeveloped land totaling 148.4 acres. Five of these tracts — Peachtree Parkway, Westside, Highway 20, Sawmill Village, and North Springs, which we carry on our balance sheet at a combined value of $51,717,337 — are currently encumbered with land loans totaling $20,675,000. Our Northridge land is the only one of our six tracts of undeveloped land that is not encumbered with a land loan. Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continues to be challenged by the continued weakness in the national and local economy. For these reasons, as well as the absence of the operating cash flow we previously received from our Addison Place apartment community (which we sold in June 2008), we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.
Although we believe we have excellent, well-located assets, a significant amount of our assets consists of undeveloped land that is generating negative cash flow due to carrying costs as noted above. Our business plan to reduce our negative cash flow includes the following:
•	converting land loans to construction loans on two of our properties, given that construction loans fund interest out of draws on the loans;

•	developing and constructing new apartment communities on the land we own, as described below, with the expectation that we will begin to generate positive cash flow as we construct the communities and begin to lease them up;

•	increasing the occupancy percentages of our retail and office properties to better position these assets for sale; and

•	selling one or more land assets.
We may sell one or more land assets to independent purchasers or to Roberts Properties or an affiliate of Roberts Properties, and we are considering forming joint ventures and raising equity privately. We would use all or substantial portions of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as with Roberts Properties.

Development and Construction Plans
We are moving forward with the development and construction of our next two apartment communities: Sawmill Village and Northridge. Despite the very challenging economic conditions, we believe this is a good time to create multifamily assets, and we are working to obtain our construction loans. We are in discussions with two regional banks on Northridge and one regional bank on Sawmill Village. We can offer no assurances, however, that we will be able to close one or more construction loans. Because of the rapid slowdown in the economy, we believe we can build at a lower construction cost than in the recent past. We have created value for our shareholders in the past by building when construction costs were lower, generally during economic downturns or recessions. We believe that any capital we need to fund the construction of a new multifamily property, in addition to a construction loan and our cash on hand, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or equity we raise privately.
Results of Operations
Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
Loss from continuing operations increased $5,402,730 from $768,196 for the three months ended June 30, 2008 to $6,170,926 for the three months ended June 30, 2009. We explain below the major variances between the three months ended June 30, 2008 and the three months ended June 30, 2009.
Total operating revenues decreased $68,781, or 10.4%, from $663,301 for the three months ended June 30, 2008 to $594,520 for the three months ended June 30, 2009. Of this decrease, $55,602 was due to the decrease in occupancy at our retail centers. The remaining decrease of $13,179 was due to a decrease of straight line rent and above and below market rent.
Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, decreased $1,858, or 0.6%, from $297,935 for the three months ended June 30, 2008 to $296,077 for the three months ended June 30, 2009. This decrease in operating expenses was due primarily to a $36,226 decrease in landscaping, repairs, and maintenance, offset by a $24,020 increase in property taxes and $10,678 in loss on fixed assets.
General and administrative expenses increased $39,744, or 9.6%, from $415,101 for the three months ended June 30, 2008 to $454,845 for the three months ended June 30, 2009. This increase was primarily due to:
•	a $48,533 increase in legal expense;
•	an $18,455 increase in bad debt expense; and
•	a $10,218 increase in loans fees for the Peachtree Parkway extension;
offset by:
•	a $17,250 decrease in director compensation; and
•	a $15,778 decrease in restricted stock compensation.

For the three months ended June 30, 2009, we recorded $5,363,512 in impairment losses. We had no impairment losses during the 2008 period. The impairment losses consisted of:
•	a $2,157,402 loss on the North Springs land;
•	a $1,884,922 loss on the Addison Place Shops;
•	a $699,948 loss at Bassett retail center; and
•	a $621,240 loss on the Peachtree Parkway land.
Depreciation expense decreased $90,892, or 27.6%, from $329,838 for the three months ended June 30, 2008 to $238,946 for the three months ended June 30, 2009. This decrease was due to $83,264 in amortization of previous impairment charges and a $10,494 reduction of the amortization of fair value of leases at the Bassett, Spectrum, and Grand Pavilion retail centers, offset by an increase of $3,775 in depreciation expense related to tenant improvements.
Interest income increased $10,784, or 56.1%, from $19,231 for the three months ended June 30, 2008 to $30,015 for the three months ended June 30, 2009. This increase was due primarily to a significant increase in cash available for investment from the sale of the Addison Place apartment community.
Interest expense increased $45,462, or 12.7%, from $357,690 for the three months ended June 30, 2008 to $403,152 for the three months ended June 30, 2009. This increase was due to $101,879 of interest expensed on the Peachtree Parkway land in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” This was offset by:
•	a decrease in the 30-day LIBOR rate on our six floating rate loans (Addison Place Shops, Northridge office building, Peachtree Parkway, Highway 20, Sawmill, and Westside); and
•	a $2,533,482 reduction of the principal amount of our debt over the past twelve months.
Amortization of deferred financing and leasing costs decreased $11,235, or 22.4%, from $50,164 for the three months ended June 30, 2008 to $38,929 for the three months ended June 30, 2009. This decrease was due to the full amortization of loan costs over the past year.
Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
Loss from continuing operations increased $6,761,015, or 407.9%, from $1,657,497 for the six months ended June 30, 2008 to $8,418,512 for the six months ended June 30, 2009. We explain below the major variances between the six months ended June 30, 2008 and the six months ended June 30, 2009.
Total operating revenues decreased $108,887, or 8.4%, from $1,291,536 for the six months ended June 30, 2008 to $1,182,649 for the six months ended June 30, 2009. Of this decrease, $94,206 was due to the decrease in occupancy at our retail centers. The remaining decrease of $14,681 was due to a decrease of straight line rent and above and below market rent.
Operating expenses, consisting of personnel, utilities, repairs and maintenance, landscaping, property taxes, marketing, insurance, and other expenses, decreased $26,933, or 4.4%, from $614,707 for the six months ended June 30, 2008 to $587,774 for the six months ended June 30, 2009. This decrease in operating expenses was due primarily to a $43,918 decrease in landscaping, repairs, and maintenance, partially offset by a $10,678 loss on disposal of asset and $3,162 increase in property taxes.

General and administrative expenses increased $134,689, or 15.9%, from $844,752 for the six months ended June 30, 2008 to $979,441 for the six months ended June 30, 2009. This increase was due primarily to an increase of $148,600 in legal fees and additional stock exchange listing fees associated with the special distribution described above, partially offset by $16,500 in director compensation.
For the six months ended June 30, 2009, we recorded $6,774,512 in impairment losses. We had no impairment losses during the 2008 period. The impairment losses consisted of:
•	a $2,157,402 loss on the North Springs land;

•	a $1,884,922 loss at Addison Shops retail center;

•	a $1,411,000 loss at Grand Pavilion retail center;

•	a $699,948 loss at Bassett retail center; and

•	a $621,240 loss on the Peachtree Parkway land.
Depreciation expense decreased $124,394, or 19.0%, from $654,339 for the six months ended June 30, 2008 to $529,945 for the six months ended June 30, 2009. This decrease was due to $115,207 in amortization of previous impairment charges and a $20,929 reduction of the amortization of fair value of leases at the Bassett, Spectrum, and Grand Pavilion retail centers, offset by an increase of $14,761 in depreciation expense related to tenant improvements.
Interest income increased $50,159, or 186.1%, from $26,949 for the six months ended June 30, 2008 to $77,108 for the three months ended June 30, 2009. This increase was due primarily to a significant increase in cash available for investment from the sale of the Addison Place apartment community.
Interest expense decreased $73,453, or 9.5%, from $775,403 for the six months ended June 30, 2008 to $701,950 for the six months ended June 30, 2009. This increase was due to $101,879 of interest that was expensed on the Peachtree Parkway land in accordance with SFAS No. 34. This was offset by:
•	a decrease in the 30-day LIBOR rate on our six floating rate loans (Addison Place Shops, Northridge office building, Peachtree Parkway, Highway 20, Sawmill, and Westside); and
•	a $2,533,482 reduction of the principal amount of our debt over the past twelve months.
Amortization of deferred financing and leasing costs increased $17,866, or 20.6%, from $86,781 for the six months ended June 30, 2008 to $104,647 for the six months ended June 30, 2009. This increase was due primarily to an increase in loan costs on our Peachtree Parkway and Highway 20 loan renewals in April 2009 as well as an increase in leasing costs for our four retail centers and office building.
Liquidity and Capital Resources
Overview
We made significant progress during the past year with regard to our liquidity and balance sheet flexibility. On June 24, 2008, we closed the sale of our 403-unit Addison Place apartment community for $60,000,000, which resulted in net cash proceeds of $29,654,952. From these net proceeds, we paid cash distributions to our shareholders and unitholders of $5,005,586 on August 5, 2008 and of $2,360,397 on January 29, 2009. In addition, in April 2009 we improved our balance sheet flexibility by refinancing the $4,077,000 loan on our Highway 20 land loan with another lender. In that refinancing, we extended the maturity of the loan to October 8, 2010 and paid down the principal amount of the loan by $577,000. In July 2009, we also extended our $8,175,000 Peachtree Parkway loan to July 31, 2010. We currently have four loans that mature within the next twelve months: three land loans totaling $17,175,000 that are secured by our Peachtree Parkway, Westside, Sawmill Village, and North Springs properties, and a $6,000,000 construction loan secured by the Addison Place Shops. Our $2,500,000 line of credit matures on September 1, 2009. As of August 5, 2009, there was no outstanding balance on the line of credit.

Sources and Uses of Capital
At June 30, 2009, we had $101,969,872 in total assets, of which $10,954,230, or 10.7%, consisted of cash. As of August 5, 2009, we held $10,033,622 in cash and cash equivalents. We believe that our most important uses of our capital resources will be:
(a)	to repay, if necessary, part of the $23,175,000 that we will owe within the next twelve months;
(b)	to provide the equity required to develop and construct three new apartment communities; and
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
Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
Cash and cash equivalents decreased $5,500,765 during the six months ended June 30, 2009 compared to an increase of $25,555,102 during the six months ended June 30, 2008. The decrease in cash and cash equivalents in 2009 was due to an increase in cash used in operating activities of $630,173, an increase in cash used by investing activities of $57,007,054, and a decrease in cash used in financing activities of $26,581,360, as described in more detail below.

Net cash used in operating activities increased $630,173 from $75,491 of cash used during the six months ended June 30, 2008 to using $705,664 of cash during the six months ended June 30, 2009. The increase was primarily due to:
•	an $6,761,015 increase in net loss from continuing operations (before noncontrolling interest);

•	a $628,481 decrease in cash provided by discontinued operations (Addison Place);

•	a $106,496 decrease in depreciation and amortization;

•	a $53,755 decrease in accounts payable and accrued expenses relating to operations;

•	a $21,001 decrease in amortization of deferred compensation;

•	a $3,333 decrease in other assets; and

•	a $1,172 decrease in amortization of above and below market leases.
These amounts were offset by:
•	an $6,774,512 increase in impairment loss on real estate;

•	a $131,052 increase in amounts due to affiliates;

•	$28,838 related to the forfeiture of restricted stock by a former employee; and

•	a $10,678 loss on disposal of asset.
Net cash used in investing activities increased $57,007,054 from providing $55,451,513 of cash during the six months ended June 30, 2008 to using $1,555,541 of cash for investing activities during the six months ended June 30, 2009. This decrease was primarily due to:
•	a $58,583,695 decrease due to the sale of the Addison Place on June 24, 2008 (before the payment of mortgage notes outstanding);

•	a $56,694 decrease in accounts payable and accrued expenses related to investing activities; and

•	a $23,854 increase in restricted cash.
These amounts were offset by a $1,630,236 decrease in the development and construction of real estate assets and a $26,953 decrease in payment of leasing costs.
Net cash used in financing activities decreased $26,581,360 from $29,820,920 of cash used during the six months ended June 30, 2008 to using $3,239,560 of cash during the six months ended June 30, 2009. The decrease in cash used was due to:
•	a $29,019,538 decrease due to the sale of Addison Place on June 24, 2008 (of which $28,833,212 related to the repayment of mortgage notes or notes assumed by the buyer);

•	a $400,000 decrease in payments on the line of credit;

•	a $90,073 decrease in the repayment of insurance premium note payable;

•	a $53,172 decrease in loan cost payments; and

•	a $13,334 decrease in repayment of construction note payable.
These amounts were offset by:
•	$2,360,397 in distributions paid to shareholders and unitholders in January 2009;

•	a $577,000 principal payment made on the Highway 20 loan in April 2009;

•	$43,474 used to purchase treasury stock;

•	a $9,635 increase in principal repayment on mortgage notes payable; and

•	a $4,251 decrease in accounts payable and accrued expenses related to financing activities.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule As of August 5, 2009

Calendar	Principal
Year	Payments	Properties with Balloon Payments

2009	$137,565
2010	29,959,045	Highway 20, Sawmill Village, Westside, Addison Shops, Northridge Office Building, Peachtree Parkway
2011	282,376
2012	297,737
2013	6,256,980	Grand Pavilion retail center
Thereafter	6,958,006	Bassett and Spectrum retail centers

Total	$43,891,709

Short-Term Debt
We have a total of $23,175,000 in debt that matures on or before August 5, 2010. See “Short-Term Loans Maturing within the Next Twelve Months” above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after August 5, 2010, we anticipate that we will repay only a small portion of the principal of that debt before maturity and that we will not have funds on hand sufficient to repay it at maturity. Our goal during the next twelve months is to lower the amount of debt on our balance sheet and significantly reduce our negative cash flow. We may sell one or more assets to independent purchasers or to Roberts Properties or an affiliate of Roberts Properties. We are also considering forming joint ventures and raising equity privately. We would use all or a substantial portion of the equity contribution of our joint venture partner, or of the equity we raise privately, to pay down our debt. We are in discussions with possible joint venture participants such as life insurance companies, hedge funds, foreign investors, and local investors as well as with Roberts Properties.
Effect of Floating Rate Debt
We have six loans and one line of credit that bear interest at floating rates. These loans had an aggregate outstanding balance of $29,746,667 at August 5, 2009. Loans totaling $26,246,667 bear interest at rates ranging from 175 to 350 basis points over the 30-day LIBOR rate, and a $3,500,000 loan bears interest at the prime rate with a floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans would increase our interest expense by approximately $297,467 per year and adversely affect our liquidity and capital resources to that degree.

Contractual Commitments
We pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We have a remaining contractual commitment of $329,963 in development fees to Roberts Properties. We also enter into construction contracts in the normal course of business with Roberts Construction. We have five ongoing construction contracts with Roberts Construction. Terms of the construction contracts are cost plus 10%, but we cannot yet estimate the total construction costs and thus the fees to Roberts Construction.
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
Asset Impairment Evaluation
We periodically evaluates our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from such estimates. Our determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management. At August 5, 2009, we owned five real estate assets that met the impairment criteria of SFAS No. 144.
With respect to our retail centers, we estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions. As a result of these estimates, we recorded non-cash impairment losses of (a) $1,411,000 on the Grand Pavilion retail center at March 31, 2009; and (b) $1,884,922 on the Addison Place Shops and $699,948 on the Bassett retail center at June 30, 2009.
In accordance with SFAS 144, we value land parcels at the lower of carrying value or fair value. In determining the fair value of land, we consider local economic factors, prices for land in recent comparable sales transactions, appraisals, and other factors. As a result of changing market conditions in the real estate industry, we have reduced the fair value of two land parcels, Peachtree Parkway and North Springs. In our determination of the fair value of our Peachtree Parkway property, we took into account the estimated value of the property’s zoning density for apartments and the estimated potential value of 3.0 acres of outparcels at the front of the property that may be sold to other users. In our determination of the fair value of our North Springs property, we took into account the property’s office, retail, condominium, and apartment density, in addition to the value of development and improvements made to the property. At June 30, 2009, we recognized non-cash fair value adjustments related to land assets of $621,240 on our Peachtree Parkway property and $2,157,402 on our North Springs property.

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
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46R (“SFAS 167”). SFAS 167 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. SFAS 167 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. SFAS 167 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. SFAS 167 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Although we do not expect the adoption of this statement to materially affect our financial statements, we will revise our references to accounting literature within our notes to the condensed consolidated financial statements to conform to the Codification beginning with the quarter ending September 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
At August 5, 2009, we have four loans totaling $23,175,000 that mature within twelve months. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described above, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Stock Repurchase Plan
The following table and the accompanying footnotes provide information about our stock repurchase plan and the repurchases we made during the three months ended June 30, 2009. Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price.

Issuer Purchases of Equity Securities

(d)
Maximum
			(c)	Number (or
			Total Number of	Appropriate
			Shares	Dollar
			(or Units)	Value) of Shares
		(b)	Purchased as	(or Units) That
	(a)	Average	Part of Publicly	May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
	Shares (or Units)	Per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs(1)
April 1, 2009 — April 30, 2009	5,900	$1.11	5,900	584,662
May 1, 2009 — May 31, 2009	3,000	1.03	3,000	581,662
June 1, 2009 — June 30, 2009	27,800	0.93	27,800	553,862

Total	36,700		36,700

(1)	Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock. Under the plan, as of August 5, 2009 (and taking into account the 5,000 shares we repurchased in July and August 2009), we have authority to repurchase an additional 548,862 shares under the plan. The plan does not have an expiration date. All repurchases in the three months ended June 30, 2009 were made in open market transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description of Exhibit

10.1	Letter Agreement from Wachovia Bank, N.A. dated April 27, 2009. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 27, 2009.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: August 13, 2009

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant's principal financial and accounting officer, who is duly authorized to sign this report)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.1	Letter Agreement from Wachovia Bank, N.A. dated April 27, 2009. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 27, 2009.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.