Form 10-Q
period 2009-09-30
ROBERTS REALTY INVESTORS INC
filed 2009-11-16
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-13183
ROBERTS REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2122873

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Northridge Parkway, Suite 302
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Common Stock, $.01 par value per share	10,182,241 shares

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
Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans, including development and construction of new multifamily communities and the possible sales of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including industry and economic conditions, competition and other factors discussed in this report and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)

ASSETS
REAL ESTATE ASSETS — At cost:
Land	$11,375,734	$11,375,734
Buildings and improvements	21,525,402	25,521,272
Furniture, fixtures and equipment	695,409	619,181

	33,596,545	37,516,187
Less accumulated depreciation	(4,485,025)	(3,861,074)

Operating real estate assets	29,111,520	33,655,113
Construction in progress and real estate under development	51,175,071	52,305,712
Land held for investment	9,009,124	9,009,124

Net real estate assets	89,295,715	94,969,949

CASH AND CASH EQUIVALENTS	9,353,392	16,454,995

RESTRICTED CASH	1,614,549	925,521

INVESTMENTS (Note 3)	36,156	—

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $571,078 and $570,894 at September 30, 2009 and December 31, 2008, respectively	298,052	316,124

FAIR VALUE OF LEASES — Net of accumulated amortization of $465,396 and $465,087 at September 30, 2009 and December 31, 2008, respectively	224,519	322,954

OTHER ASSETS — Net	337,382	368,020

	$101,159,765	$113,357,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$14,103,141	$14,292,020
Construction notes payable	9,045,000	9,165,000
Land notes payable	20,675,000	21,252,000
Accounts payable and accrued expenses	1,006,229	655,701
Due to affiliates	76,957	52,878
Security deposits and prepaid rents	141,766	141,550
Distribution payable	—	2,362,909
Liabilities related to discontinued operations	23,781	23,781

Total liabilities	45,071,874	47,945,839

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	10,398,695	12,585,216

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 10,173,269 and 10,086,769 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	101,733	100,868
Additional paid-in capital	30,830,345	30,389,994
Treasury shares, at cost	(71,332)	(15,886)
Other comprehensive income	7,702	—
Retained earnings	14,820,748	22,351,532

Total shareholders’ equity	45,689,196	52,826,508

	$101,159,765	$113,357,563

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$477,323	$579,969	$1,490,580	$1,687,433
Other operating income	84,000	73,465	253,392	257,537

Total operating revenues	561,323	653,434	1,743,972	1,944,970

OPERATING EXPENSES:
Personnel	10,205	18,117	29,036	41,436
Utilities	53,463	54,021	166,656	158,397
Repairs and maintenance	29,215	48,667	79,792	143,162
Real estate taxes	109,020	178,707	456,405	522,930
Marketing, insurance and other	28,682	25,304	75,792	73,599
General and administrative expenses	469,942	420,450	1,375,525	1,191,712
Bad debt expense	86,354	13,790	160,212	87,280
Write-off of leasehold improvement and fair value/market value of leases	5,254	—	15,933	—
Impairment loss on real estate assets	—	1,255,000	6,774,512	1,255,000
Depreciation and amortization	230,302	331,722	760,248	986,061

Total operating expenses	1,022,437	2,345,778	9,894,111	4,459,577

LOSS FROM OPERATIONS	(461,114)	(1,692,344)	(8,150,139)	(2,514,607)

OTHER (EXPENSE) INCOME :
Interest income	23,071	156,211	100,179	183,160
Interest expense	(386,410)	(332,678)	(1,088,359)	(1,108,081)
Amortization of deferred financing & leasing costs	(35,635)	(52,753)	(140,282)	(139,534)

Total other expense	(398,974)	(229,220)	(1,128,462)	(1,064,455)

LOSS FROM CONTINUING OPERATIONS	(860,088)	(1,921,564)	(9,278,601)	(3,579,062)

INCOME FROM DISCONTINUED OPERATIONS	—	45	—	28,914,915

NET (LOSS) INCOME	(860,088)	(1,921,519)	(9,278,601)	25,335,853

(LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(159,460)	(453,286)	(1,745,305)	5,974,194

NET (LOSS) INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$(700,628)	$(1,468,233)	$(7,533,296)	$19,361,659

(LOSS) INCOME PER COMMON SHARE — BASIC AND DILUTED (Note 6):

Loss from continuing operations — basic	$(0.07)	$(0.15)	$(0.74)	$(0.28)
Income from discontinued operations — basic	—	—	—	2.26

Net (loss) income— basic	$(0.07)	$(0.15)	$(0.74)	$1.98

Loss from continuing operations — diluted	$(0.07)	$(0.15)	$(0.74)	$(0.29)
Income from discontinued operations — diluted	—	—	—	2.31

Net (loss) income— diluted	$(0.07)	$(0.15)	$(0.74)	$2.02

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (loss) income	$(9,278,601)	$25,335,853
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Income from discontinued operations	—	(28,914,915)
Depreciation and amortization	900,530	1,125,595
Amortization of above and below market leases	13,406	17,764
Amortization of deferred compensation	—	21,001
Forfeiture of restricted stock	—	(28,838)
Write-off of leasehold improvements and fair value/market value of leases	15,933	—
Impairment loss on real estate assets	6,774,512	1,255,000
Change in assets and liabilities:
Decrease (increase) in other assets	3,922	(36,646)
Increase (decrease) in due to affiliates	820	(127,275)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	391,511	494,444

Net cash used in operating activities from continuing operations	(1,177,967)	(858,017)
Net cash provided by operating activities from discontinued operations	—	608,007

Net cash used in operating activities	(1,177,967)	(250,010)

INVESTING ACTIVITIES:
Purchases of investments	(28,454)	—
Payment of leasing costs	(14,079)	(38,887)
Increase in restricted cash	(689,028)	(670,670)
Decrease in accounts payable and other liabilities relating to investing activities	(65,323)	(401,389)
Development and construction of real estate assets	(1,736,519)	(3,267,337)

Net cash used in investing activities from continuing operations	(2,533,403)	(4,378,283)
Net cash provided by investing activities from discontinued operations	—	58,477,108

Net cash (used in) provided by investing activities	(2,533,403)	54,098,825

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(188,879)	(175,490)
Payment of loan costs	(113,066)	(179,170)
Repayment of construction note payable	(120,000)	(871,030)
Repayment of land note payable	(577,000)	(815,000)
Repayment of insurance premium note payable	—	(90,073)
Repayment of line of credit balance	—	(400,000)
Purchase of treasury stock	(55,446)	—
Payment of distribution on common shares	(1,809,307)	(3,824,446)
Payment of distribution on noncontrolling interest	(551,090)	(1,181,140)
Increase in accounts payable and other liabilities relating to financing activities	24,555	15,492

Net cash used in financing activities from continuing operations	(3,390,233)	(7,520,857)
Net cash used in financing activities from discontinued operations	—	(29,019,538)

Net cash used in financing activities	(3,390,233)	(36,540,395)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,101,603)	17,308,420

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$16,454,995	$603,873

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,353,392	$17,912,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $541,527 and $877,555 for the nine months ended September 30, 2009 and September 30, 2008, respectively	$1,078,510	$2,017,766

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Development and construction of real estate assets due to but not paid to affiliates	$69,191	$33,892

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio consisting of multifamily residential communities and commercial properties. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust (“REIT”). Roberts Realty conducts its business through Roberts Properties Residential, L.P., which it refers to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of Roberts Realty’s properties. At September 30, 2009, Roberts Realty owned an 81.46% interest in the operating partnership and was its sole general partner. Roberts Realty expects to continue to conduct its business in this organizational structure.

Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, Roberts Realty is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of the adjusted taxable income to its shareholders. As a REIT, Roberts Realty generally will not be subject to federal income taxes on the taxable income it distributes to its shareholders. If Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed taxable income in the future. Accordingly, the accompanying consolidated financial statements include no provision for federal and state income taxes.

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

Roberts Realty listed its 403-unit Addison Place multifamily community for sale in January 2008, and Addison Place was classified as discontinued operations as of March 31, 2008. Roberts Realty sold the community on June 24, 2008.
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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). See Note 6, Shareholders’ Equity — Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009. The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The noncontrolling interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 18.54% and 23.59% for the three months ended September 30, 2009 and 2008, respectively, and 18.81% and 23.58% for the nine months ended September 30, 2009 and 2008, respectively. The noncontrolling interest of the unitholders was $10,398,695 at September 30, 2009 and $12,585,216 at December 31, 2008.

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (see Note 6, Shareholders’ Equity — Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted for redemption.

Recent Accounting Pronouncements. In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which was titled The Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Although the adoption of this statement did not materially affect Roberts Realty’s financial statements, Roberts Realty has revised the references to accounting literature within the notes to the condensed consolidated financial statements and elsewhere in this report to conform to the Codification. For convenience, Roberts Realty has also included a corresponding parenthetical reference to the pre-Codification literature.

On January 1, 2009, Roberts Realty adopted FASB ASC Topic 810-10, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which, in conjunction with other existing generally accepted accounting principles, established criteria used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). In conjunction with the issuance of FASB ASC Topic 810-10, EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, was revised to clarify the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. Roberts Realty determined that the noncontrolling interests related to the unitholders in the operating partnership met the criteria to be classified and accounted for as “temporary” equity (reflected outside of total equity).

The appropriate statements have been revised to reflect the required presentation under FASB ASC Topic 810-10 for the nine months ended September 30, 2009. The following table details the components of noncontrolling interests related to unitholders in the operating partnership for the nine months ended September 30, 2009 and 2008:

	Nine Months
	Ended September 30,
	2009	2008

Beginning balance	$12,585,216	$11,715,497
Net (loss) income attributable to noncontrolling interests	(1,745,305)	5,974,194
Redemptions of noncontrolling partnership units	(76,631)	—
Distribution payable	—	(1,181,140)
Adjustments to noncontrolling interests in operating partnership	(364,585)	25,892

Ending balance	$10,398,695	$16,534,443

Net income attributable to noncontrolling interests in the operating partnership is no longer deducted when determining net income. The adoption of this standard had no effect on Roberts Realty’s net income available for common shareholders or its earnings per share.

On January 1, 2009, Roberts Realty adopted FASB ASC Topic 820-10, Effective Date of FASB Statement No. 157 (FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-2), to measure its real estate assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis or other valuation technique.

The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis and the associated losses that Roberts Realty has recognized as a result of fair value changes during the nine months ended September 30, 2009; there were no fair value adjustments on real estate assets recorded during the three months ended September 30, 2009. The analysis conducted by Roberts Realty in determining the impairment losses is described in Note 9 — Impairment Loss on Real Estate Assets.

Impairment Losses at March 31, 2009

	Total Fair	Quoted Prices in	Significant Other	Significant
	Value	Active Markets	Observable	Unobservable
	Measurement	for Identical	Inputs	Inputs	Total
Real Estate Assets	March 31, 2009	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)

Grand Pavilion retail center	$7,861,632	$—	$—	$7,861,632	$(1,411,000)
Impairment Losses at June 30, 2009

	Total Fair	Quoted Prices in	Significant Other	Significant
	Value	Active Markets	Observable	Unobservable
	Measurement	for Identical	Inputs	Inputs	Total
Real Estate Assets	June 30, 2009	Assets (Level 1)	(Level 2)	(Level 3)	(Losses)

Addison Place retail center	$7,406,765	$—	$—	$7,406,765	$(1,884,922)
Bassett retail center	3,705,086	—	—	3,705,086	(699,948)
Peachtree Parkway land	11,850,000	—	—	11,850,000	(621,240)
North Springs land	17,500,000	—	—	17,500,000	(2,157,402)
In April 2009, the FASB issued FASB ASC Topic 825-10, Interim Disclosures about Fair Value of Financial Instruments (FASB Staff Position FAS No. 107-1 and APB No. 28-1). FASB ASC Topic 825-10 requires disclosure of the fair value of financial instruments for interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. Roberts Realty adopted FASB ASC Topic 825-10 on July 1, 2009, and it had no effect on Roberts Realty’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC Topic 810-10, Amendments to FASB Interpretation No. 46R (SFAS 167). FASB ASC Topic 810-10 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. FASB ASC Topic 810-10 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. FASB ASC Topic 810-10 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. FASB ASC Topic 810-10 will become effective for Roberts Realty beginning January 1, 2010. Roberts Realty currently has no VIEs, and if it has no VIEs when FASB ASC Topic 810-10 becomes effective, FASB ASC Topic 810-10 will have no effect on Roberts Realty’s consolidated financial statements.

Effective June 30, 2009, Roberts Realty adopted the provisions of the Codification regarding the accounting and disclosures for subsequent events. This new guidance had no impact on Roberts Realty’s Consolidated Financial Statements. Roberts Realty has evaluated subsequent events through November 13, 2009, the filing date of this quarterly report on Form 10-Q for the period ended September 30, 2009.

Certain reclassifications of prior periods’ balances have been made to conform to the current presentation.
3.	INVESTMENTS

During the three months ended September 30, 2009, Roberts Realty purchased $28,454 in marketable equity securities. Roberts Realty classifies its marketable equity securities as available-for-sale, and marketable equity securities are reported at fair value in “Investments” on the consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as other comprehensive income in shareholders’ equity. Roberts Realty measures the fair value of its marketable equity securities at quoted market prices in accordance with FASB ASC Topic 820-10, Fair Value Measurements (FAS 157).

As of September 30, 2009, available-for-sale securities consisted of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value

Marketable equity securities	$28,454	$7,844	$(142)	$36,156
4.	DISCONTINUED OPERATIONS

Roberts Realty reports the results of operations and the gains or losses from sold properties in accordance with FASB ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Gains and losses and results of operations from sold properties are listed separately on the consolidated statements of operations. Interest expense on any sold property, along with all expenses related to the retirement of debt, are included in discontinued operations in the year incurred on the consolidated statements of operations.

For the nine months ended September 30, 2008, income from discontinued operations consisted of the operating activities of the 403-unit Addison Place multifamily community, which Roberts Realty sold on June 24, 2008. The sales price for Addison Place was $60,000,000, which resulted in a net gain on sale of $28,347,666. There were no revenues or expenses classified as discontinued operations for the three months and nine months ended September 30, 2009. The following table summarizes the discontinued operations for the three months and nine months ended September 30, 2008 (unaudited):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

OPERATING REVENUES:
Rental operations	$—	$2,544,434
Other operating income	2,808	161,737

Total operating revenues	2,808	2,706,171

OPERATING EXPENSES:
Personnel	(1,108)	300,165
Utilities	(480)	136,715
Repairs and maintenance	(1,788)	306,491
Real estate taxes	(5,563)	287,463
Marketing, insurance and other	5,001	139,049
General and administrative expenses	6,702	35,386
Depreciation of real estate assets	—	—

Total operating expenses	2,764	1,205,269

INCOME FROM OPERATIONS	44	1,500,902

OTHER INCOME (EXPENSE):
Interest income	—	—
Interest expense	—	(915,624)
Amortization of deferred financing & leasing costs	—	(18,029)

Total other income (expense)	44	(933,653)

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE OF REAL ESTATE ASSET	—	567,249
GAIN ON SALE OF REAL ESTATE ASSET	—	28,347,666

INCOME FROM DISCONTINUED OPERATIONS	$44	$28,914,915

5.	NOTES PAYABLE

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

Extension of Peachtree Parkway Land Loan. On July 17, 2009, Roberts Realty closed an amendment to its $8,175,000 loan from Wachovia Bank, N.A. that extended the maturity date of the loan to July 31, 2010 on substantially the same terms as before, except as specifically described below.

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

Line of Credit. Roberts Realty’s $2,500,000 unsecured, revolving line of credit matured on September 1, 2009. There was no outstanding balance on its maturity date, and Roberts Realty did not renew the line of credit.
6.	SHAREHOLDERS’ EQUITY

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

During the three months ended September 30, 2009, no operating units were exchanged for shares. During the nine months ended September 30, 2009, a total of 52,517 operating partnership units were exchanged for 86,500 shares. During the three months and nine months ended September 30, 2008, no operating partnership units were exchanged for shares. Each redemption was reflected in the accompanying consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock. Roberts Realty repurchased 13,500 shares of its common stock for $11,972 during the three months ended September 30, 2009 and repurchased 59,638 shares of its common stock for $55,446 during the nine months ended September 30, 2009. In addition, Roberts Realty received 4,680 shares on January 29, 2009 in the stock distribution of $1.25 per share described above.

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

During the third quarter of 2006, Roberts Realty adopted the provisions of FASB ASC Topic 718, Share-Based Payment (SFAS 123R), which requires share-based compensation cost be measured at the date of grant based on the fair value of the award and be recognized in the statements of operations as an expense on a straight line basis over the requisite service period, which is the vesting period. There was no compensation expense for the three months and nine months ended September 30, 2009. There was no compensation expense for the three months ended September 30, 2008, and compensation income was $7,837 for the nine months ended September 30, 2008.

There were no grants, forfeitures or vesting of shares for the three months and nine months ended September 30, 2009, and there were no unvested shares of restricted stock outstanding at September 30, 2009. There was no restricted stock activity for the three months ended September 30, 2008, and the following table shows the restricted stock activity for the nine months ended September 30, 2008 (in shares):

	Number of Unvested	Weighted Grant
	Shares of	Date Fair Value
	Restricted Stock	Per Share

Balance at December 31, 2007	19,386	$7.70
Granted	2,000	6.50
Forfeited	(19,848)	7.67
Vested	(1,538)	6.50

Balance at September 30, 2008	—	—

Earnings Per Share. The following table shows the reconciliations of (loss) income available to common shareholders and the weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net loss available for common shareholders — basic	$(700,628)	$(1,468,267)	$(7,533,296)	$(2,735,119)

Loss attributable to noncontrolling interest	(159,460)	(453,297)	(1,745,305)	(843,943)

Loss from continuing operations — diluted	$(860,088)	$(1,921,564)	$(9,278,601)	$(3,579,062)

Income from discontinued operations — basic	—	34	—	22,096,778

Income from discontinued operations attributable to noncontrolling interest	—	11	—	6,818,137

Income from discontinued operations — diluted	$—	$45	$—	$28,914,915

Net (loss) income — diluted	$(860,088)	$(1,921,519)	$(9,278,601)	$25,335,853

Weighted average shares — basic	10,173,269	9,756,892	10,140,492	9,761,637

Dilutive securities — weighted average units	2,315,918	2,733,393	2,348,695	2,733,393

Weighted average shares — diluted	12,489,187	12,490,285	12,489,187	12,495,030

7.	SEGMENT REPORTING

FASB ASC Topic 280-10, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty’s chief operating decision maker is Mr. Roberts, its Chief Executive Officer.

Roberts Realty develops, constructs, owns, and manages multifamily communities, neighborhood retail centers, and one office building, all of which are currently located in Georgia. As a result, Roberts Realty has four reportable operating segments:

1.	the multifamily segment, which consists of operating multifamily communities;

2.	the retail/office segment, which consists of operating retail centers and an office building;

3.	the land segment, which consists of various tracts of land that are either under development and construction or held for investment; and

4.	the corporate segment, which consists primarily of operating cash, cash equivalents and miscellaneous other assets.

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended September 30, 2009. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses. There was no activity in the multifamily segment for the three months ended September 30, 2009. In 2008, the multifamily segment was composed of the Addison Place multifamily community, which Roberts Realty sold on June 24, 2008.
Three Months Ended September 30, 2009

	Retail/
	Office	Land	Corporate	Total

Operating revenues — continuing	$474,154	$3,169	$—	$477,323
Other operating income	79,842	—	4,158	84,000

Total operating revenues from consolidated entities	553,996	3,169	4,158	561,323

Operating expenses — continuing	265,681	69,103	457,351	792,135
Depreciation and amortization expense	224,997	—	5,305	230,302

Total operating expenses from consolidated entities	490,678	69,103	462,656	1,022,437

Other (expense) income	(314,246)	(107,106)	22,378	(398,974)

Consolidated loss from continuing operations	(250,928)	(173,040)	(436,120)	(860,088)

Income from discontinued operations (Note 4)	—	—	—	—

Net loss	(250,928)	(173,040)	(436,120)	(860,088)

Loss attributable to noncontrolling interest	(46,522)	(32,082)	(80,856)	(159,460)

Net loss available for common shareholders	$(204,406)	$(140,958)	$(355,264)	$(700,628)

Total assets at September 30, 2009	$30,529,410	$60,270,269	$10,360,086	$101,159,765

The following table summarizes the operating results of Roberts Realty’s reportable segments for the three months ended September 30, 2008. The multifamily segment is composed of the Addison Place multifamily community, which was sold on June 24, 2008 and is reflected in discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Three Months Ended September 30, 2008

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$576,800	$3,169	$—	$579,969
Other operating income	—	69,645	—	3,820	73,465

Total operating revenues from consolidated entities	—	646,445	3,169	3,820	653,434

Operating expenses — continuing	—	1,536,071	69,713	408,272	2,014,056
Depreciation and amortization expense	—	328,316	—	3,406	331,722

Total operating expenses from consolidated entities	—	1,864,387	69,713	411,678	2,345,778

Other (expense) income	—	(350,985)	(32,366)	154,131	(229,220)

Consolidated loss from continuing operations	—	(1,568,927)	(98,910)	(253,727)	(1,921,564)

Income from discontinued operations (Note 4)	45	—	—	—	45

Net income (loss)	45	(1,568,927)	(98,910)	(253,727)	(1,921,519)

Income (loss) attributable to noncontrolling interest	11	(370,110)	(23,333)	(59,854)	(453,286)

Net income (loss) available for common shareholders	$34	$(1,198,817)	$(75,577)	$(193,873)	$(1,468,233)

Total assets at September 30, 2008	$11,361	$36,833,038	$60,804,278	$18,388,520	$116,037,197

The following table summarizes the operating results of Roberts Realty’s reportable segments for the nine months ended September 30, 2009. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses. There was no activity in the multifamily segment for the nine months ended September 30, 2009. In 2008, the multifamily segment was composed of the Addison Place multifamily community, which Roberts Realty sold on June 24, 2008.
Nine Months Ended September 30, 2009

	Retail/
	Office	Land	Corporate	Total

Operating revenues — continuing	$1,481,074	$9,506	$—	$1,490,580
Other operating income	242,431	—	10,961	253,392

Total operating revenues from consolidated entities	1,723,505	9,506	10,961	1,743,972

Operating expenses — continuing	4,932,129	2,974,513	1,227,221	9,133,863
Depreciation and amortization expense	746,938	—	13,310	760,248

Total operating expenses from consolidated entities	5,679,067	2,974,513	1,240,531	9,894,111

Other (expense) income	(938,086)	(285,705)	95,329	(1,128,462)

Consolidated loss from continuing operations	(4,893,648)	(3,250,712)	(1,134,241)	(9,278,601)

Income from discontinued operations (Note 4)	—	—	—	—

Net loss	(4,893,648)	(3,250,712)	(1,134,241)	(9,278,601)

Loss attributable to noncontrolling interest	(920,495)	(611,459)	(213,351)	(1,745,305)

Net loss available for common shareholders	$(3,973,153)	$(2,639,253)	$(920,890)	$(7,533,296)

Total assets at September 30, 2009	$30,529,410	$60,270,269	$10,360,086	$101,159,765

The following table summarizes the operating results of Roberts Realty’s reportable segments for the nine months ended September 30, 2008. The multifamily segment is composed of the Addison Place multifamily community, which was sold on June 24, 2008 and is reflected in discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Nine Months Ended September 30, 2008

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$1,677,927	$9,506	$—	$1,687,433
Other operating income	—	253,717	—	3,820	257,537

Total operating revenues from consolidated entities	—	1,931,644	9,506	3,820	1,944,970

Operating expenses — continuing	—	2,108,339	237,357	1,127,820	3,473,516
Depreciation and amortization expense	—	974,550	—	11,511	986,061

Total operating expenses from consolidated entities	—	3,082,889	237,357	1,139,331	4,459,577

Other (expense) income	—	(1,085,507)	(124,884)	145,936	(1,064,455)

Consolidated loss from continuing operations	—	(2,236,752)	(352,735)	(989,575)	(3,579,062)

Income from discontinued operations (Note 4)	28,914,915	—	—	—	28,914,915

Net income (loss)	28,914,915	(2,236,752)	(352,735)	(989,575)	25,335,853

Income (loss) attributable to noncontrolling interest	6,818,137	(527,426)	(83,175)	(233,342)	5,974,194

Net income (loss) available for common shareholders	$22,096,778	$(1,709,326)	$(269,560)	$(756,233)	$19,361,659

Total assets at September 30, 2008	$11,361	$36,833,038	$60,804,278	$18,388,520	$116,037,197

8.	RELATED PARTY TRANSACTIONS

Transactions with Roberts Properties and Roberts Construction

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

Roberts Realty and its predecessor limited partnerships entered into agreements with Roberts Properties and Roberts Construction to provide design, development, and construction services for the following multifamily communities, all of which have now been sold for a profit:

	Number	Year
Name of Community	of Units	Sold	Sales Price

Addison Place Townhomes (Phase I)	118	2008	$20,000,000
Addison Place Apartments (Phase II)	285	2008	40,000,000
Ballantyne Place	319	2005	37,250,000
Plantation Trace (Phase I)	182	2004	16,866,400
River Oaks	216	2004	20,000,000
Bradford Creek	180	2004	18,070,000
Preston Oaks (Phase II)	24	2004	3,017,500
Plantation Trace Townhomes (Phase II)	50	2004	4,633,600
Veranda Chase	250	2004	23,250,000
Preston Oaks (Phase I)	189	2004	23,762,500
Highland Park	188	2003	17,988,143
Crestmark Club (Phase I)	248	2001	18,562,874
Rosewood Plantation	152	2001	14,800,000
Crestmark Club (Phase II)	86	2001	6,437,126
Ivey Brook	146	2000	14,550,000
Bentley Place	117	1999	8,273,000

Total	2,750		$287,461,143

Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into design and development agreements with Roberts Properties for Bradley Park (formerly Sawmill Village) and Highway 20, as follows:

			Remaining
	Total	Total Amount	Contractual
	Contract	Incurred Through	Commitment At
	Amount	September 30, 2009	September 30, 2009

Bradley Park	$770,000	$770,000	$—
Highway 20	1,050,000	100,000	950,000

Totals	$1,820,000	$870,000	$950,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus ten percent construction contracts with Roberts Construction for the following projects: Northridge, Bradley Park, Peachtree Parkway, Highway 20, North Springs, and a 5,088 square foot addition to the Addison Place Shops. The addition to the Addison Place Shops was completed in the fourth quarter of 2007. As of September 30, 2009, the Northridge, Bradley Park, and Peachtree Parkway properties were under development. At Northridge, Roberts Realty has obtained the land disturbance permit and cleared the site. At Bradley Park, Roberts Realty has obtained the land disturbance permit. Roberts Realty is completing the engineering work at Peachtree Parkway. See Note 10, Commitments and Contingencies.

Office Leases. Roberts Realty has entered into lease agreements with each of the Roberts Companies at a rate of $20.00 per rentable square foot through December 31, 2009. For the three months ended September 30, 2009 and September 30, 2008, Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $35,950. For the nine months ended September 30, 2009 and September 30, 2008, Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $107,850.
9.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Roberts Realty periodically evaluates its real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with FASB ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from such estimates. Roberts Realty’s determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management. With respect to its retail centers, Roberts Realty estimated lower lease rates and occupancy rates in the cash flow assumptions due to current market and economic conditions. As a result of these estimates, Roberts Realty recorded non-cash impairment losses of (a) $1,411,000 on the Grand Pavilion retail center at March 31, 2009; and (b) $1,884,922 on the Addison Place Shops and $699,948 on the Bassett retail center at June 30, 2009. Roberts Realty did not record any impairment losses on its retail centers for the three months ended September 30, 2009.

In accordance with FASB ASC Topic 360-10, Roberts Realty values land parcels at the lower of carrying value or fair value. In determining the fair value of land, Roberts Realty considers local economic factors, prices for land in recent comparable sales transactions, appraisals, and other factors. As a result of changing market conditions in the real estate industry, Roberts Realty has reduced the fair value of two land parcels, Peachtree Parkway and North Springs. In its determination of the fair value of its Peachtree Parkway property, Roberts Realty took into account the estimated value of the property’s zoning density for multifamily units and the estimated potential value of 3.0 acres of outparcels fronting on Peachtree Parkway (Highway 141) that may be sold to other users. In its determination of the fair value of its North Springs property, Roberts Realty took into account the estimated value of the property’s office, retail, condominium, and multifamily unit density, in addition to the value of the entitlements, development work, and other improvements that have been made to the property. At June 30, 2009, Roberts Realty recognized non-cash fair value adjustments of $621,240 on its Peachtree Parkway property and $2,157,402 on its North Springs property. Roberts Realty did not record any fair value adjustments on its land parcels for the three months ended September 30, 2009.
10.	COMMITMENTS AND CONTINGENCIES

Architectural and Engineering Contracts. Roberts Realty has entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, Peachtree Parkway, North Springs, and Highway 20 projects. At September 30, 2009, outstanding commitments on these contracts totaled $314,461.

Letter of Credit. At September 30, 2009, Roberts Realty had a $500,000 letter of credit outstanding as required by the lender for Roberts Realty’s Spectrum retail center. The lender holds the letter of credit in a reserve fund for the payment of leasing costs. The letter of credit is secured by $500,000 in cash and expires on October 26, 2010.

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

Redemption of Units for Shares. As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (currently on the basis of 1.647 shares for each unit submitted for redemption). Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted. There were 1,406,113 units outstanding at September 30, 2009 that could be exchanged for shares, subject to the conditions described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.
Overview
We develop, own, and operate real estate assets as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. At September 30, 2009, we were its sole general partner and owned an 81.46% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure.
At November 5, 2009, we owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	five tracts of land totaling 104 acres in various phases of development and construction (Northridge, Bradley Park (formerly referred to as Sawmill Village), Peachtree Parkway, North Springs, and Highway 20);

•	three neighborhood retail centers totaling 94,337 square feet (Bassett, Spectrum, and the Addison Place Shops);

•	a commercial office building totaling 37,864 square feet, part of which serves as our corporate headquarters (Northridge office building);

•	a 62,323 square foot retail center held for redevelopment (Grand Pavilion retail center); and

•	a tract of undeveloped land totaling 44 acres that we hold for investment (Westside).
For the first nine months of 2009, we had a net loss of $9,278,601, which included $7,534,760 of non-cash charges consisting of non-cash impairment losses on real estate assets of $6,774,512 and non-cash depreciation expense of $760,248. Additionally, in the last 12 months, we have paid down our debt by $984,539, and as of November 5, 2009, we held $8,919,612 in cash and cash equivalents.
Recent Developments
July 2009 Loan Renewal and Extension
On July 17, 2009, we extended the maturity date of our $8,175,000 land loan with Wachovia Bank, N.A. from July 31, 2009 to July 31, 2010. We paid Wachovia an extension fee of $40,875 and at closing established a $450,000 interest reserve account. The loan requires monthly interest only payments at the 30-day LIBOR index rate plus 350 basis points, with an interest rate floor of 5.50%. The loan remains secured by our Peachtree Parkway property and is cross-collateralized with our 9.84-acre North Springs property.

Maturing Short-Term Debt; Continuing Negative Operating Cash Flow
We continue to focus on improving our liquidity and balance sheet. Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of November 5, 2009, we have six loans totaling $29,706,667 that mature within the next 12 months. We own six tracts of undeveloped land totaling 148.4 acres. Our Northridge land is unencumbered and has a carrying value of $8,218,435. The remaining tracts of land — Bradley Park, Peachtree Parkway, Highway 20, North Springs, and Westside — have a combined carrying value of $51,965,760 and are currently encumbered with land loans totaling $20,675,000. Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) of our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continues to be challenged by the ongoing weakness in the national and local economy. For these reasons, as well as the lack of operating cash flow we previously received from our Addison Place multifamily community (which we sold in June 2008 for $60,000,000), we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. For an explanation of our plans to address these issues, see Liquidity and Capital Resources — Business Plan.
Results of Operations
Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
Please read the following table, which highlights some of our operating results, along with the consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended
	September 30,		$ Increase
	2009	2008	(Decrease)
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$561,323	$653,434	$(92,111)

OPERATING EXPENSES:
Property operating expenses	322,193	338,606	(16,413)
General and administrative expenses	469,942	420,450	49,492
Impairment loss on real estate assets	—	1,255,000	(1,255,000)
Depreciation and amortization	230,302	331,722	(101,420)

Total operating expenses	1,022,437	2,345,778	(1,323,341)

LOSS FROM OPERATIONS	(461,114)	(1,692,344)	(1,231,230)

OTHER (EXPENSE) INCOME	(398,974)	(229,220)	169,754

LOSS FROM CONTINUING OPERATIONS	$(860,088)	$(1,921,564)	($1,061,476)

Loss from continuing operations decreased $1,061,476 when compared to the 2008 period. We did not record a non-cash impairment loss in the current period compared to a non-cash impairment loss of $1,255,000 in the 2008 period. This difference in impairment losses was the main reason for the decrease in the loss from continuing operations in the current period. We explain below the major variances between the 2008 and 2009 periods.

Total operating revenues decreased $92,111 from $653,434 for the 2008 period to $561,323 for the current period. This decrease was primarily due to the lower occupancy at our retail centers.
Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, marketing, insurance, and bad debt expense — decreased $16,413 from $338,606 for the 2008 period to $322,193 for the current period. This decrease was due primarily to a $69,687 decrease in property taxes and a $19,452 decrease in repairs and maintenance, partially offset by a $72,564 increase in bad debt expense from defaulting tenants in our retail centers.
General and administrative expenses increased $49,492 from $420,450 for the 2008 period to $469,942 for the current period. This increase was primarily due to higher accounting fees.
We recorded a non-cash impairment loss of $1,255,000 in the 2008 period but recorded no impairment losses in the current period.
Depreciation expense, a non-cash charge, decreased $101,420 from $331,722 for the 2008 period to $230,302 for the current period as a result of impairment charges taken in previous periods.
Other expense increased $169,754 from $229,220 for the 2008 period to $398,974 for the current period. This was primarily due to an increase in interest expense and a decrease in interest income.
•	Interest expense increased $53,732 from $332,678 for the 2008 period to $386,410 for the current period. This increase was due to $84,168 of interest related to the Peachtree Parkway property being expensed rather than capitalized. This increase was partially offset by lower interest rates on our outstanding loans and a $984,539 reduction in the principal amount of our loans over the past 12 months.

•	Interest income decreased $133,140 from $156,211 for the 2008 period to $23,071 for the current period. This decrease was due primarily to a decrease in interest rates and a reduction in our cash balances over the past 12 months.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
Please read the following table, which highlights some of our operating results, along with the consolidated financial statements and the accompanying notes included in this report.

	Nine Months Ended
	September 30,		$ Increase
	2009	2008	(Decrease)
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$1,743,972	$1,944,970	$(200,998)

OPERATING EXPENSES:
Property operating expenses	983,826	1,026,804	(42,978)
General and administrative expenses	1,375,525	1,191,712	183,813
Impairment loss on real estate assets	6,774,512	1,255,000	5,519,512
Depreciation and amortization	760,248	986,061	(225,813)

Total operating expenses	9,894,111	4,459,577	5,434,534

LOSS FROM OPERATIONS	(8,150,139)	(2,514,607)	5,635,532

OTHER (EXPENSE) INCOME	(1,128,462)	(1,064,455)	64,007

LOSS FROM CONTINUING OPERATIONS	$(9,278,601)	$(3,579,062)	$5,699,539

Loss from continuing operations increased $5,699,539 in the current period when compared to the 2008 period. The higher loss in the current period resulted primarily from $6,774,512 of non-cash impairment losses in the current period compared to a non-cash impairment loss of $1,255,000 in the 2008 period. We explain below the major variances between the 2008 and 2009 periods.
Total operating revenues decreased $200,998 from $1,944,970 for the 2008 period to $1,743,972 for the current period. This decrease was primarily due to lower occupancy at our retail centers.
Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, marketing, insurance, and bad debt expense — decreased $42,978 from $1,026,804 for the 2008 period to $983,826 for the current period. This decrease in operating expenses was due primarily to a $75,770 decrease in personnel and repairs and maintenance along with a $66,525 decrease in real estate taxes. This decrease was partially offset by a $72,932 increase in bad debt expense from defaulting tenants in our retail centers.
General and administrative expenses increased $183,813 from $1,191,712 for the 2008 period to $1,375,525 for the current period. This increase was due primarily to:
•	a non-recurring increase of $144,522 in legal fees and additional stock exchange listing fees associated with a $2,360,397 special distribution we paid in January 2009; and

•	a $36,168 increase in accounting fees.
For the 2008 period, we recorded a $1,255,000 non-cash impairment loss on the Northridge office building. For the current period, we recorded $6,774,512 in non-cash impairment losses, consisting of:
•	a $2,157,402 non-cash impairment loss on our North Springs land;

•	a $1,884,922 non-cash impairment loss at our Addison Shops retail center;

•	a $1,411,000 non-cash impairment loss at our Grand Pavilion retail center;

•	a $699,948 non-cash impairment loss at our Bassett retail center; and

•	a $621,240 non-cash impairment loss on our Peachtree Parkway land.

Depreciation and amortization, a non-cash expense, decreased $225,813 from $986,061 for the 2008 period to $760,248 for the current period. This decrease was a result of impairment charges taken in previous quarters.
Other expense increased $64,007 from $1,064,455 for the 2008 period to $1,128,462 for the current period. This was primarily due to a decrease in interest income, partially offset by an increase in interest expense.
•	Interest income decreased $82,981 from $183,160 for the 2008 period to $100,179 for the current period. This decrease was due primarily to a decrease in interest rates and a reduction in our cash balances over the past 12 months.

•	Interest expense decreased $19,722 from $1,108,081 for the 2008 period to $1,088,359 for the current period. This decrease was due to lower interest rates on our outstanding loans and a $984,539 reduction in the principal amount of our debt over the past 12 months. The decrease was partially offset by a $145,347 increase in interest related to our Peachtree Parkway property being expensed rather than capitalized.
Liquidity and Capital Resources
Overview
At September 30, 2009, we had $101,159,765 in total assets, of which $9,353,392 consisted of cash. As of November 5, 2009, we held $8,919,612 in cash and cash equivalents. We believe that the most important uses of our capital resources will be:
(a)	to provide the equity required to develop and construct three new multifamily communities;

(b)	to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan outlined below; and

(c)	to repay, if necessary, part of the $29,706,667 of loans that mature over the next 12 months.
Our cash resources are inadequate to meet all of the above needs.
We continue to focus on improving our liquidity and balance sheet. Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of November 5, 2009, we have six loans with a current principal balance of $29,706,667 that mature within the next 12 months, as listed in the following table in order of maturity:

		Principal Amount
Property Securing Loan	Maturity Date	at Maturity

Westside land held for investment	2/27/10	$6,000,000
Bradley Park land held for multifamily development	2/28/10	3,000,000
Addison Place Shops retail center	4/30/10	6,000,000
Peachtree Parkway held for multifamily development (1)	7/30/10	8,175,000
Northridge office building	9/10/10	2,911,667
Highway 20 land held for multifamily development	10/18/10	3,500,000

Total		$29,586,667

(1)	This loan is also secured by a lien on our North Springs property, which is zoned for mixed use development.
        We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. The three primary reasons for our negative operating cash flow are:
•	We own six tracts of undeveloped land totaling 148.4 acres (which includes our 44 acre Westside property that we hold for investment). Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is due to the carrying costs on our undeveloped land (interest expense and real estate taxes).

•	Due to the continued weakness in the local economy, two of our four retail centers and our office building are operating at a loss, and the other two retail centers are operating on an approximately breakeven basis.

•	Our general and administrative expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE Amex, and are disproportionately large for a company with our small market capitalization. These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404 of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs are approximately $550,000 per year.
Short- and Long-Term Liquidity Outlook
        Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using the remaining cash proceeds of $8,919,612 from the sale of Addison Place to meet our short-term liquidity requirements, including general and administrative expenses, and improvements at our existing properties. With respect to the $29,706,667 in debt that matures in the next 12 months, we intend to refinance each of these loans with the same lender or with another lender as we have done over the past 12 months. We may be required to repay part of the outstanding principal of one or more of these loans in connection with a refinancing. To fund these repayments, we may use cash from one or more of the following sources: our existing cash, contributions from a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans and from the sale of properties.

Business Plan
We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing the business plan described below. We are focusing on our core business of developing, building, leasing, operating, and selling high quality multifamily communities for long-term gains. We have reduced our debt and are working to decrease our negative cash flow. We intend to continue these efforts. We intend to pursue our business plan opportunistically with maximum flexibility in light of the challenging local and national economic climate, the difficult current and expected real estate and credit markets, and many other factors. In the following paragraphs, we explain our strategies for each type of property we own:
•	four retail centers, including one retail center held for redevelopment;

•	an office building;

•	five properties held for development and construction; and

•	one property held for investment.
Retail Centers and Office Building. We currently own four retail centers and an office building, which have the occupancy percentages provided below as of November 5, 2009:
1.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.

2.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 56.8% occupied.

3.	Addison Place Shops, a 44,293-square-foot retail center located in Johns Creek that is 28.4% occupied.

4.	Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 25.9% occupied, which we are holding for redevelopment.

5.	Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied. We occupy a portion of the building as our corporate headquarters.
Because the retail sector has taken the brunt of this severe recession, our retail centers have struggled with occupancy as tenants have continued to fail. The risks of owning retail centers have dramatically increased since we bought or built these centers, and we anticipate that the performance of our retail centers will continue to be weak until the economy strengthens. Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging. In spite of this difficult environment, however, we are committed to increasing the occupancy of both our retail centers and our office building so they can be positioned for sale.
In addition to considering the sale of these assets, we may form a joint venture with a company that specializes in retail or office properties to use their expertise in operating these property types. We also intend to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

The conduit loans secured by the Basset, Spectrum, and Grand Pavilion retail centers are non-recourse. If we are unable to increase the occupancy levels and financial performance of these centers as we intend, particularly if the retail sector fails to improve or worsens, we may seek modifications of these loans and, as a last resort, may transfer one or all of these retail centers back to the lender in settlement of the debt to avoid any further negative operating cash flow from these assets.
We have always intended for the Grand Pavilion retail center to be developed as a mixed use project with a substantial multifamily and retail component. We currently plan to lease the vacant space in the center under terms that permit us to terminate or buy out the leases in future years to accommodate the development and construction of a mixed use project. Any redevelopment of this nature would require a rezoning of the property.
Properties Held for Development and Construction. We are currently holding five properties for construction and development:
1.	Bradley Park (formerly Sawmill Village), a 22.0-acre site located in Forsyth County that is zoned for 154 multifamily units.

2.	Northridge, a 10.9-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs that is zoned for 220 multifamily units.

3.	Peachtree Parkway, a 23.5-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County that is zoned for 292 multifamily units and located across the street from The Forum, a 580,000 square foot upscale shopping center.

4.	Highway 20, a 38.2-acre site located in Cumming that is zoned for 210 multifamily units.

5.	North Springs, a 9.8-acre site located on Peachtree Dunwoody Road in Sandy Springs across from the North Springs MARTA station that is zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.
We are moving forward with the development and construction of our next two multifamily communities: Bradley Park and Northridge. Despite the very challenging economic conditions, we believe this is an opportune time to create new multifamily assets. We believe that in this difficult economic climate we can build at lower construction costs and create value for our shareholders as we have historically done during economic downturns and recessions.
We are currently seeking to obtain construction loans for these communities. Given our negative cash flow, the severe credit crunch, and the extreme difficulty in obtaining construction loans for multifamily communities in Atlanta at present, we may be unable to do so until the economy improves and credit becomes more readily available for construction loans.
To provide the equity we need for construction of one or more of these communities, we may sell one or more of these properties to independent purchasers. We are also considering forming joint ventures, partnerships, and raising equity privately. We are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.
We may also sell one or more properties to Roberts Properties or to a newly formed affiliate of Roberts Properties that would raise equity privately for the specific purpose of funding the purchase of the property and constructing a multifamily community on it. Pursuant to our Code of Business Conduct and Ethics, the terms of any sale of a property to Mr. Roberts or his affiliates would be negotiated and approved by our audit committee, which is composed of the two independent members of our board of directors.

We would pay down our debt with all or substantial portions of: the purchase price paid by a purchaser of a property (including Mr. Roberts or his affiliate); the equity contribution of a joint venture partner; or the equity we raise privately.
Property Held for Investment. We currently own one property, Westside, that we are holding for investment. Westside is a 44.0-acre site located on Westside Parkway in Alpharetta that is zoned for 326 residential units and a density of 500,000 square feet for a university education center or office. Westside is not a core holding, and we are considering the sale of the property or the formation of a joint venture.
Possible Sale of the Entire Company. In our efforts to maximize shareholder value, we remain open to any transaction that would be in the best interests of our shareholders. In 2009, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. To date, we have not entered into any letter of intent or agreement for such a transaction, primarily because the valuation discussions did not reflect the values we believe are inherent in our real estate assets. We remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.
Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
Cash and cash equivalents decreased $7,101,603 during the first nine months in 2009 compared to an increase of $17,308,420 during the same period in 2008. The change in cash is described below.
Net cash used in operating activities in the 2009 period was $1,177,967 compared to $250,010 used during the 2008 period. This $927,957 increase was primarily due to:
•	a $608,007 decrease in cash provided by discontinued operations from our Addison Place multifamily community that we sold in 2008; and

•	a $319,950 increase in cash used from continuing operations, primarily resulting from lower occupancy levels at our retail centers.
Net cash used in investing activities was $2,533,403 during the 2009 period compared to $54,098,825 of cash provided during the 2008 period. This change was primarily due to a $58,477,108 decrease in cash provided by the sale of Addison Place on June 24, 2008 (before the payment of mortgage notes outstanding), partially offset by:
•	a $1,530,818 decrease in development and construction of real estate assets; and

•	a $336,066 decrease in the change of accounts payable and accrued expenses related to investing activities.
Net cash used in financing activities was $3,390,233 for the 2009 period compared to $36,540,395 of cash used during the 2008 period. The decrease in cash used resulted from:
•	a $29,019,538 decrease as a result of the sale of Addison Place on June 24, 2008 (of which $28,833,212 related to the repayment of mortgage notes or notes assumed by the buyer);

•	a $2,645,189 decrease in distributions paid to shareholders and unitholders (we made $5,005,586 in distributions in 2008 compared to $2,360,397 in 2009); and

•	a $1,465,714 decrease in repayment of debt. We repaid $2,351,593 of debt during the 2008 period compared to $885,879 of debt repaid during the 2009 period.

These amounts were offset by $55,446 used to purchase treasury stock.
Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule As of November 5, 2009

Calendar	Principal
Year	Payments	Properties with Balloon Payments

2009	$35,737	This represents the remaining two months of principal payments in 2009
2010	29,959,045	Bradley Park, Peachtree Parkway, Highway 20, Addison Shops, Northridge office building, Westside
2011	282,376
2012	297,737
2013	6,256,980	Grand Pavilion retail center
Thereafter	6,958,006	Bassett and Spectrum retail centers

Total	$43,789,881

Short-Term Debt
We have a total of $29,706,667 in debt that matures on or before November 5, 2010. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after November 5, 2010, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.
Effect of Floating Rate Debt
We have six loans that bear interest at floating rates. These loans had an aggregate outstanding balance of $29,706,667 at November 5, 2009. Loans totaling $26,206,667 bear interest at rates ranging from 175 to 350 basis points over the 30-day LIBOR (one of these loans has a LIBOR floor of 2.00%), and a $3,500,000 loan that bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans would increase our interest expense by approximately $297,067 per year and reduce our liquidity and capital resources by that amount.

Contractual Commitments
Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We have a remaining contractual commitment of $950,000 in development fees to Roberts Properties. We also enter into construction contracts in the normal course of business with Roberts Construction and currently have five ongoing construction contracts with Roberts Construction. The terms of the construction contracts are cost plus 10%, but we cannot yet estimate the total construction costs and thus the fees to Roberts Construction.
No Quarterly Dividends
We have not paid regular quarterly dividends since the third quarter of 2001, and we have no plans to resume paying regular quarterly dividends for the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes. We distributed $5,005,586 in 2008 and $2,360,397 in 2009 for this purpose.
Inflation
Because our retail and office leases typically include an escalation factor that provides for annual rents to increase by a specified percentage, we believe this reduces our risk of the adverse effects of inflation.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. See “Recent Accounting Pronouncements” below for a summary of recent accounting pronouncements and the expected impact on our financial statements. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing multifamily communities, retail centers and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.
Cost Capitalization
We state our real estate assets at the lower of depreciated cost or fair value, if deemed impaired. The cost of buildings and improvements includes interest, real estate taxes, insurance, and development fees incurred during the construction period. We expense ordinary repairs and maintenance as incurred. We capitalize and depreciate major replacements and betterments over their estimated useful lives. Depreciation expense is computed over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures, and equipment.
We capitalize direct costs associated with the development and construction of our real estate projects. We expense all internal costs associated with the acquisition and operation of these assets to general and administrative expense in the period we incur those costs. For our real estate assets, we capitalize interest on qualifying construction expenditures in accordance with FASB ASC Topic 835-20, Capitalization of Interest Cost (SFAS 34). During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as real estate taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the property and what rent levels we achieve.

Purchase Valuation
We allocate the purchase price of acquired real estate assets to land, building, and intangible assets based on their relative fair values. For tangible assets, classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The value of in-place leases is amortized over the term of the respective lease.
Asset Impairment Evaluation
We periodically evaluate our real estate assets to determine if there has been any impairment in the carrying value of the assets in accordance with FASB ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This guidance requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from such estimates. Our determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management. At November 5, 2009, we owned five real estate assets that met the impairment criteria of FASB ASC Topic 360-10.
With respect to our retail centers, we estimated lower lease rates and occupancy rates in the cash flow assumptions due to adverse market and economic conditions. As a result of these estimates, we recorded non-cash impairment losses of (a) $1,411,000 on the Grand Pavilion retail center at March 31, 2009; and (b) $1,884,922 on the Addison Place Shops and $699,948 on the Bassett retail center at June 30, 2009.
In accordance with FASB ASC Topic 360-10, we value land parcels at the lower of carrying value or fair value. In determining the fair value of land, we consider local economic factors, prices for land in recent comparable sales transactions, appraisals, and other factors. As a result of changing market conditions in the real estate industry, we have reduced the fair value of two land parcels, Peachtree Parkway and North Springs. In our determination of the fair value of our Peachtree Parkway property, we took into account the estimated value of the property’s zoning density for multifamily units and the estimated potential value of 3.0 acres of outparcels fronting on Peachtree Parkway (Hwy 141) that may be sold to other users. In our determination of the fair value of our North Springs property, we took into account the property’s office, retail, condominium, and multifamily unit density, in addition to the value of entitlements and improvements made to the property. At June 30, 2009, we recognized non-cash fair value adjustments related to land assets of $621,240 on our Peachtree Parkway property and $2,157,402 on our North Springs property.

Derivatives and Hedging Activities
We generally enter into fixed rate debt instruments on our permanent loans. In certain situations, we may use derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We do not use those instruments for trading or speculative purposes. We are not currently using derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on our variable-rate debt. We do not have any off-balance sheet arrangements.
FASB ASC Topic 815-10, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Any ineffective portions of cash flow hedges are recognized immediately in earnings.
Recent Accounting Pronouncements
In February 2007, the FASB issued FASB ASC Topic 825-10, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). FASB ASC Topic 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FASB ASC Topic 825-10 are effective for financial statements issued for fiscal years beginning after November 15, 2007. On January 1, 2008, we adopted FASB ASC Topic 825-10 and elected not to apply the provisions of FASB ASC Topic 825-10 to our eligible financial assets and liabilities on the date of adoption. Accordingly, the initial application of FASB ASC Topic 825-10 had no effect on our consolidated financial statements.
In December 2007, the FASB issued FASB ASC Topic 810-10, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). FASB ASC Topic 810-10 amended Accounting Research Bulletin 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FASB ASC Topic 810-10 requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and to the non-controlling interest. The provisions of FASB ASC Topic 810-10 are effective for fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted FASB ASC Topic 810-10 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. See Note 2, Basis of Presentation, to the consolidated financial statements included in this report.
On January 1, 2009, we adopted FASB ASC Topic 820-10, Effective Date of FASB Statement No. 157 (FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-2), to measure our real estate assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We review our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the future net undiscounted cash flow expected to be generated and any estimated proceeds from the eventual disposition. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis or other valuation technique. See Note 2, Basis of Presentation, to the consolidated financial statements included in this report.

In March 2008, the FASB issued FASB ASC Topic 815-10, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). FASB ASC Topic 815-10 expands the current disclosure requirements of FASB ASC Topic 815-10, Accounting for Derivative Instruments and Hedging Activities, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under FASB ASC Topic 815-10; and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of FASB ASC Topic 815-10, we adopted FASB ASC Topic 815-10 in fiscal year 2009. FASB ASC Topic 815-10 did not affect our consolidated financial statements, as it is disclosure-only in nature, and we do not have any such instruments.
In June 2009, the FASB issued FASB ASC Topic 810-10, Amendments to FASB Interpretation No. 46R (SFAS 167). FASB ASC Topic 810-10 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. FASB ASC Topic 810-10 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. FASB ASC Topic 810-10 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. FASB ASC Topic 810-10 will become effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.
In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which was titled The Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Although the adoption of this statement did not materially affect our financial statements, we have revised our references to accounting literature within our notes to the condensed consolidated financial statements and elsewhere in this report to conform to the Codification. For convenience, we have also included a corresponding parenthetical reference to the pre-Codification literature.
Effective June 30, 2009, Roberts Realty adopted the provisions of the Codification regarding the accounting and disclosures for subsequent events. This new guidance had no impact on Roberts Realty’s Consolidated Financial Statements. Roberts Realty has evaluated subsequent events through November 13, 2009, the filing date of this quarterly report on Form 10-Q for the period ended September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
At November 5, 2009, we have six loans totaling $29,706,667 that mature within 12 months. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Stock Repurchase Plan
The following table and the accompanying footnotes provide information about our stock repurchase plan and the repurchases we made during the three months ended September 30, 2009. Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price.

Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number of	Appropriate
			Shares	Dollar
			(or Units)	Value) of Shares
			Purchased as	(or Units) That
		Average	Part of Publicly	May Yet Be
	Total Number of	Price Paid	Announced	Purchased Under
	Shares (or Units)	Per Share	Plans or	the Plans or
	Purchased	(or Unit)	Programs	Programs(1)
Period	(a)	(b)	(c)	(d)
July 1, 2009 — July 31, 2009	5,000	0.83	5,000	548,862
August 1, 2009 — August 31, 2009	8,500	0.92	8,500	540,362
September 1, 2009 — September 30, 2009	—		—	540,362

Total	13,500		13,500

(1)	Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock. Under the plan, as of November 5, 2009, we have authority to repurchase an additional 540,362 shares under the plan. The plan does not have an expiration date. All repurchases in the three months ended September 30, 2009 were made in open market transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Election of Directors at Annual Meeting of Shareholders on September 29, 2009
We held our annual meeting of shareholders on September 29, 2009 to vote on the election of two directors to serve a three-year term, which was the only proposal presented to our shareholders at the meeting. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations. Two of our current directors, Mr. Charles S. Roberts and Mr. Charles R. Elliott, stood for reelection at the meeting. Each of Mr. Roberts and Mr. Elliott was elected with the following votes, respectively, to serve until the 2012 annual meeting of shareholders or until his successor has been duly elected and qualified. There were no abstentions or broker non-votes.

	Votes For	Votes Withheld
Charles S. Roberts	8,756,196	238,250
Charles R. Elliott	8,369,701	624,745
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit
No.	Description of Exhibit

10.1	Third Consolidated Amendatory Agreement dated July 17, 2009 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 17, 2009.]

10.2	Second Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated July 17, 2009 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 17, 2009.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 13, 2009

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)