Form 10-K
period 2009-12-31
ROBERTS REALTY INVESTORS INC
filed 2010-03-02
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-13183
ROBERTS REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2122873

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 Northridge Parkway, Suite 302
Atlanta, Georgia	30350

(Address of principal executive offices)	(Zip Code)
(770) 394-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	NYSE Amex Equities
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,657,703 based on the closing sale price of $0.84 per share as reported on the NYSE Amex Equities.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2010

Common Stock, $.01 par value per share	10,276,223 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated

None	N/A

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 1, 1A, 2, 5 and 7 of this report. Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and plans, including development and construction of new multifamily communities and the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the loan extensions we expect to obtain from one or more of our lenders, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including industry and economic conditions, competition, and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.
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
* * * * * * * *
Unless the context indicates otherwise, all references in this report to “Roberts Realty,” “we,” “us” and “our” refer to Roberts Realty Investors, Inc. and our subsidiary, Roberts Properties Residential, L.P., which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to Roberts Realty Investors, Inc. and not to the operating partnership. All references to the “the operating partnership” refer to Roberts Properties Residential, L.P. only.

PART I
ITEM 1. BUSINESS.
General
Roberts Realty Investors, Inc. is a Georgia corporation formed in 1994 to own and operate multifamily properties as a self-administered, self-managed equity real estate investment trust, or REIT. We listed our shares on the American Stock Exchange, now known as the NYSE Amex Equities exchange, in December 1998. We own and manage four neighborhood retail centers, one office building, and six tracts of undeveloped land, all of which are located in Georgia. Until June 24, 2008, we also owned the 403-unit Addison Place multifamily community. We currently have four reportable operating segments:
(1)	the multifamily segment consists of the Addison Place multifamily community, which was sold on June 24, 2008 and is reflected as discontinued operations;
(2)	the retail/office segment consists of four operating retail centers and one office building;
(3)	the land segment consists of six tracts of undeveloped land totaling 149.6 acres that are either under development and construction or held for investment; and
(4)	the corporate segment consists primarily of operating cash and cash equivalents plus miscellaneous other assets.
For more detailed information about these segments, please see Note 7, Segment Reporting, in the audited consolidated financial statements included in Item 15 of this report. For information about our properties, please see Item 2, Properties, below.
Our common stock is traded on the NYSE Amex Equities under the symbol “RPI.” Our executive offices are located at 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We are redesigning our corporate website and expect that it will be operational later this year. As of February 26, 2010, we have five full-time employees.
The Operating Partnership
We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty is the sole general partner of the operating partnership, which either directly or through one of its wholly owned subsidiaries owns all of our properties. As of February 18, 2010, Roberts Realty owned an 82.21% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and the holders of units as “unitholders.” The holders of units include (a) Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, and (b) the former limited partners in the limited partnerships that were merged into the operating partnership between 1994 and 1996.

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
Whenever we issue shares, we are obligated to contribute the net proceeds from that issuance to the operating partnership, and the operating partnership is obligated to issue units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners. The operating partnership has not issued additional units to outside investors or added limited partners since 1996.
Recent Developments
On July 17, 2009, we extended the maturity date of our $8,175,000 Peachtree Parkway land loan with Wachovia Bank, N.A. from July 31, 2009 to July 31, 2010. In addition, in February 2010 we extended the maturity date of our $3,000,000 Bradley Park loan to April 28, 2011 and the maturity date of our $6,000,000 Westside loan to April 28, 2010. For more information about our loans, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Debt Summary Schedule.
Trends and Outlook
We continue to focus on improving our liquidity and balance sheet. Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. As of February 18, 2010, we have five loans totaling $26,666,667 that mature within the next 12 months. We own six tracts of undeveloped land totaling 149.6 acres. Our Northridge land is unencumbered and has a carrying value of $6,042,647. The remaining tracts of land – Bradley Park, Peachtree Parkway, Highway 20, North Springs, and Westside – have a combined carrying value of $47,508,953 and are currently encumbered with land loans totaling $20,675,000. Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) of our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continues to be challenged by the ongoing weakness in the national and local economy. For these reasons, as well as the lack of operating cash flow we previously received from the Addison Place multifamily community (which we sold in June 2008 for $60,000,000), we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.

Business Plan
We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing the business plan described below. We are focusing on our core business of developing, building, leasing, operating, and selling high quality multifamily communities for cash flow and long-term appreciation. We have reduced our debt and are working to decrease our negative cash flow. We intend to continue these efforts. We intend to pursue our business plan opportunistically with maximum flexibility in light of the challenging local and national economic climate, the difficult current and expected real estate and credit markets, and many other factors. In the following paragraphs, we explain our strategies for each type of property we own:
•	four retail centers, including one retail center held for redevelopment;
•	an office building;
•	five land parcels held for development and construction; and
•	one land parcel held for investment.
Retail Centers and Office Building. We currently own four retail centers and an office building, which have the occupancy percentages provided below as of February 1, 2010:
1.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.
2.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 61.4% occupied.
3.	Addison Place Shops, a 44,293-square-foot retail center located in Johns Creek that is 28.4% occupied.
4.	Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 24.1% occupied, which we are holding for redevelopment.
5.	Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied. We occupy a portion of the building as our corporate headquarters.
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
In addition to considering the sale of these assets, we may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types. We also intend to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.
The conduit loans secured by the Basset, Spectrum, and Grand Pavilion retail centers are non-recourse. If we are unable to increase the occupancy levels and financial performance of these centers as we intend, particularly if the retail sector fails to improve or worsens, we may seek modifications of these loans. As a last resort, we may transfer one or all of these retail centers back to the lender in settlement of the debt to avoid any further negative operating cash flow from these assets.
We have always intended to develop the Grand Pavilion retail center as a mixed-use project with a substantial multifamily and retail component. We currently plan to lease the vacant space in the center under terms that permit us to terminate or buy out the leases in future years to accommodate the development and construction of a mixed-use project. Any redevelopment of this nature would require a rezoning of the property.

Land Parcels Held for Development and Construction. We are currently holding five land parcels for development and construction:
1.	Northridge, a 10.9-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs that is zoned for 220 multifamily units.
2.	Bradley Park (formerly Sawmill Village), a 22.0-acre site located in Forsyth County that is zoned for 154 multifamily units.
3.
Peachtree Parkway, a 24.7-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County that is zoned for 292 multifamily units and located across the street from The Forum, a 580,000 square foot upscale shopping center.

4.	Highway 20, a 38.2-acre site located in Cumming that is zoned for 210 multifamily units.
5.
North Springs, a 9.8-acre site located on Peachtree Dunwoody Road in Sandy Springs across from the North Springs MARTA station that is zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.

We are moving forward with the development and construction of our next two multifamily communities: Bradley Park and Northridge. We estimate the remaining construction costs of these projects to be approximately $14,249,000 for Bradley Park and $21,799,000 for Northridge. These estimates include contractor fees payable to Roberts Properties Construction, Inc. (“Roberts Construction”), of which Mr. Roberts owns all of the outstanding stock. These estimates will likely change, perhaps by a material amount, as we construct each property.
Despite the very challenging economic conditions, we believe this is an opportune time to create new multifamily assets. We believe that in this difficult economic climate we can build at lower construction costs and create value for our shareholders as we have historically done during economic downturns and recessions. We are currently seeking to obtain construction loans for the Bradley Park and Northridge communities. Given our negative cash flow, the severe credit crunch, and the extreme difficulty in obtaining construction loans for multifamily communities in Atlanta at present, we may be unable to do so until the economy improves and credit becomes more readily available for construction loans.
To provide the equity we need for construction of one or more of these communities, we may sell one or more of our land parcels to independent purchasers. We are also considering forming joint ventures, partnerships, and raising equity privately. We are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.
We may also sell one or more land parcels to Roberts Properties, Inc. (“Roberts Properties’) or to a newly formed affiliate of Roberts Properties that would raise equity privately for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community on it. Mr. Roberts owns all of the outstanding stock of Roberts Properties. (We refer to Roberts Properties and Roberts Construction together as the “Roberts Companies.”) Under our Code of Business Conduct and Ethics, the terms of any sale of a property to Mr. Roberts or his affiliates would be negotiated and approved by our audit committee, which is composed of the two independent members of our board of directors.

We would pay down our debt with all or substantial portions of: the purchase price paid by a purchaser of a property (including Mr. Roberts or his affiliate); the equity contribution of a joint venture partner; or the equity we raise privately.
Land Parcel Held for Investment. We currently own one land parcel, Westside, that we are holding for investment. Westside is a 44.0-acre site located on Westside Parkway in Alpharetta that is zoned for 326 multifamily units and a density of 500,000 square feet for a university education center or office. Westside is located directly across GA 400 from the North Point Mall, a 1,370,000 square foot super-regional shopping mall. Westside is not a core holding, and we are considering the sale of the property or the formation of a joint venture.
Possible Sale of the Entire Company. In our efforts to maximize shareholder value, we remain open to any transaction that would be in the best interests of our shareholders, although we have not decided to put the company up for sale. In 2009 and 2010, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. In three cases we entered into mutual confidentiality agreements. To date, we have not entered into any letter of intent or agreement for such a transaction, primarily because the valuation discussions did not reflect the values we believe are inherent in our real estate assets. We remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.
Determination of Investment, Financing, and Conflict of Interest Policies
Our board of directors sets our investment policies, financing policies, and conflict of interest policies, which are summarized below. Our board may amend or revise them from time to time without a vote of our shareholders or any vote of the partners of the operating partnership, except that:
•
we cannot change our policy of holding our assets and conducting our business exclusively through the operating partnership without amending the operating partnership agreement, which will generally require the consent of the holders of a majority in interest of the limited partners in the operating partnership including, if applicable, Roberts Realty; and

•	any changes in our conflict of interest policies must be approved by a majority of the independent directors and otherwise be consistent with applicable legal requirements.
Investment Policies
Investments in Real Estate or Interests in Real Estate. We conduct all of our investment activities through the operating partnership and will continue to do so as long as the operating partnership exists. (The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093.) Our investment objectives are to achieve stable cash flow and, over time, to increase cash flow and portfolio value by continuing to develop multifamily communities. We may also acquire additional multifamily communities that we anticipate will produce additional cash flow, although we currently have no plans to do so.
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

Possible Acquisition of Properties from Mr. Roberts or His Affiliates. Mr. Roberts and Roberts Properties have been engaged in the development of multifamily and commercial real estate since 1970, and Mr. Roberts expects that he and Roberts Properties will continue to engage in multifamily and commercial real estate development. Provided that any transaction or agreement complies with the policies discussed under Conflict of Interest Policies below, we may engage in transactions of various types with Mr. Roberts, the Roberts Companies and/or other affiliates of Mr. Roberts to develop or acquire real estate. Those transactions may include the following:
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
To the extent that the board of directors determines the need to seek additional capital, we may raise capital through additional equity offerings, debt financing, or asset sales, or a combination of these methods. As long as the operating partnership is in existence, we will contribute the net proceeds of all equity capital we raise to the operating partnership in exchange for units or other interests in the operating partnership.

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
Our board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the NYSE Amex Equities, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors.
We have paid fees to the Roberts Companies for various types of services and will continue to do so in the future. We have purchased property from Roberts Properties, and we have retained Roberts Properties for development services and Roberts Construction for construction services for some of our undeveloped land parcels. Roberts Realty and its predecessor limited partnerships entered into agreements with Roberts Properties and Roberts Construction to provide design, development, and construction services for the following multifamily communities, all of which have now been sold for a profit. In entering into agreements related to these communities, Roberts Realty complied with the policies described above.

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
Under our stock repurchase program, as of February 18, 2010, we are authorized to repurchase up to 540,362 shares of our outstanding common stock. Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price.
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
Competition
The tracts of land on which we are developing or plan to develop new multifamily communities are located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on our rental rates and our ability to lease multifamily units at any newly developed or acquired community. We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies, and other multifamily REITs, to acquire and develop multifamily communities and acquire land for future development. As an owner of multifamily communities, we face competition for prospective residents from other multifamily community owners whose communities may be perceived to offer a better location or better amenities, or whose rent may be perceived as a better value given the quality, location, and amenities that the prospective resident seeks. In addition, despite the adverse conditions in the single-family housing market, we may lose both current and prospective residents who see the current market as an opportunity to buy a single-family home at a reduced price financed at an attractive interest rate.

Our four neighborhood retail centers and office building face competition from similar retail centers and office buildings within their geographic areas to lease new space, renew leases, or re-lease spaces as leases expire. In addition, the current economic slowdown has forced prospective retail and office tenants to curtail expansion plans, and existing tenants have been forced to close their businesses or file bankruptcy. Other properties that compete with ours may be newer, better located, better capitalized, or have better tenants than our properties. Any new competitive properties that are developed within our local markets, or older competitive properties that have lost tenants, may result in increased competition for customer traffic and creditworthy tenants by way of lower rental rates or more attractive lease terms, especially in this weak economic environment. We may not be able to lease our properties, renew leases, or obtain new tenants for space that may be re-leased as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise made. In addition, our retail centers face competition from alternate forms of retailing, including home shopping networks, mail order catalogues, and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping centers generally.
Environmental and Other Regulatory Matters
Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on the property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to remediate the substances promptly, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our operating properties and other real estate assets, we may be potentially liable for remediation and removal costs and for damages to persons or property arising from the existence or maintenance of hazardous or toxic substances.
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
The Terrorism Risk Insurance Act of 2002 was enacted on November 26, 2002 and was subsequently extended through December 31, 2014 by the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007. The law provides that losses resulting from certified acts of terrorism will be partially reimbursed by the United States after a statutory deductible amount is paid by the insurance company providing coverage. The law also requires that the insurance company offer coverage for terrorist acts for an additional premium. We accepted the offer to include this coverage in our property and casualty policies.
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

ITEM 1A. RISK FACTORS
Investors or potential investors in Roberts Realty should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors. We have organized our summary of these risks into five subsections:
1.	Financing Risks.

2.	Real Estate Related Risks.

3.	Tax Risks.

4.	Environmental and Other Legal Risks.

5.	Risks for Investors in Our Stock.
This section includes forward-looking statements.
Financing Risks
We face the maturity of our short-term debt within the next 12 months, and we may be unable to refinance or extend this debt.
As of February 18, 2010, we have five loans totaling $26,666,667 that mature within the next 12 months. Of the five loans, two loans totaling $12,000,000 mature in late April 2010. Our $6,000,000 Westside land loan matures on April 28, 2010, and our $6,000,000 Addison Shops loan matures on April 30, 2010. If we are unable to refinance or extend these loans at maturity on acceptable terms, or at all, we may have to use a substantial portion of our remaining $7,623,045 in cash (as of February 1, 2010) to repay part of the debt and dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgage holder could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.
To start construction of multifamily communities on our Bradley Park and Northridge land parcels, we will need a substantial amount of additional debt and equity capital. We currently estimate that it would take approximately $64,912,000 to finish the construction of Bradley Park, Northridge, and Peachtree Parkway, our next three multifamily communities. We have not yet estimated the construction costs for the remaining two land parcels we hold for development and construction: Highway 20 and North Springs.
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
We have incurred and may again in the future incur debt that bears interest at a variable rate. As of February 18, 2010, we have $29,666,667 in debt that bears interest at a floating interest rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and distributions to our investors.
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
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing multifamily loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the recently created Federal Housing Finance Agency. The U.S. government has not determined which of Fannie Mae’s and Freddie Mac’s businesses to retain and which to dissolve. A decision by the government to reduce Fannie Mae’s or Freddie Mac’s acquisitions of multifamily loans could adversely affect interest rates, capital availability, and the development of multifamily communities. Governmental actions could also make it easier for individuals to finance loans for single-family homes, which would make renting a less attractive option and adversely affect our occupancy or rental rates.
If we hedge our variable-rate debt, our hedging activities may not effectively protect us from fluctuations in interest rates.
We generally enter into fixed rate debt instruments for our completed multifamily communities. In certain situations, we may in the future use derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on variable-rate debt. We have not used these instruments for trading or speculative purposes, but rather to increase the predictability of our financing costs. Contracts may also be ineffective when market interest rates produce a lower interest cost than we incur under the hedging contracts. Furthermore, the settlement of interest rate hedging contracts has involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite our efforts to minimize our exposure to interest rate fluctuations, we cannot guarantee that we will maintain coverage for all of our outstanding indebtedness at any particular time. If we do not effectively protect ourselves from this risk, we may be subject to increased interest costs resulting from interest rate fluctuations. We currently do not have any outstanding derivative financial instruments in the form of interest rate swaps to hedge interest rate exposure on our variable rate debt.
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
Between 2003 and 2008, we sold nine multifamily communities for a total of $261,078,000. From the net proceeds of these sales, we have paid cash distributions totaling $45,571,334, or $6.02 per share/unit, to our shareholders and unitholders, as well as stock dividends of $4,693,415, or $1.25 per share, to shareholders. We currently do not have any multifamily communities in our portfolio. As a result, we have experienced and continue to experience negative operating cash flow. Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our undeveloped land. We expect the financial performance of our four neighborhood retail centers and office building to continue to be challenged by the current weakness in the national and local economy.
As a result, we expect to continue to operate at a loss for the foreseeable future, and our cash position will continue to be adversely affected unless we successfully implement the strategies to reduce our negative cash flow described in Item 1, Business – Business Plan, above.
Real estate properties are illiquid and are difficult to sell in a poor market environment like the present.
Real estate investments are relatively illiquid, which limits our ability to react quickly to adverse changes in economic or other market conditions. Our ability to dispose of assets depends on prevailing economic and market conditions. The current credit crunch has made it particularly difficult to sell our properties because interested buyers may be unable to obtain the financing they need. We may be unable to sell our properties to repay debt, to raise capital we need to fund our planned development and construction program, or to fund distributions to investors.
Construction risks inherent in the development and construction of new properties could negatively affect our financial performance.
We currently estimate that it would cost approximately $64,912,000 to complete the construction of Bradley Park, Northridge, and Peachtree Parkway, our next three multifamily communities. We have not yet estimated the construction costs for the remaining two land parcels we hold for development and construction: Highway 20 and North Springs. Development and construction costs may exceed our original estimates due to events beyond our control, including:
•	increased costs for or any unavailability of materials or labor;
•	building restrictions;
•	environmental impact studies by the government;
•	weather delays;
•	increased interest costs due to rising interest rates; and
•	any financial instability of the developer (Roberts Properties, Inc.), general contractor (Roberts Properties Construction, Inc.) or any subcontractor.
We may also be unable to complete development or construction of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time required to recoup our development and construction costs and to realize a return, if any, on such costs can be prolonged and delayed. Further, we typically enter into construction contracts on a cost plus basis. Because these contracts do not provide for a guaranteed maximum price, we must bear the entire amount of any increase in costs above the amounts we initially estimate, and these costs may be material.

We face leasing risks in our planned development and construction program.
The success of a real estate development project depends in part on leasing to residents with acceptable rental rates within the lease-up period. If the multifamily communities we build are not leased on schedule and at the expected rental rates, the yields, returns, and value creation on the communities could be adversely affected. Whether or not residents are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend on a large variety of factors, many of which are outside our control.
We are currently concentrated in metropolitan Atlanta, and adverse changes in economic or market conditions in Atlanta could negatively affect our financial performance and condition.
Currently, all our properties are located in metropolitan Atlanta, Georgia, and adverse changes in economic or market conditions in this area could negatively affect our performance. These factors include, but are not limited to, the following:
•	increasing unemployment or the failure of the employment rate to rebound to prior levels;
•	declining neighborhood values in the submarkets in which our properties are located;
•	additional zoning and other regulatory conditions;
•	competition from other properties;
•	increasing property taxes;
•	weather problems, including periods of prolonged drought;
•	limited future economic growth due to judicial or other governmental action that restricts withdrawals from Lake Lanier, Atlanta’s primary water supply; and
•	price increases for materials or labor.
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
Our business practice is to retain Roberts Properties to develop our properties and Roberts Construction to construct our properties. Mr. Charles S. Roberts owns all of the equity interests in these two companies. We have in the past and may again in the future acquire properties from Mr. Roberts or his affiliates. One of our goals for 2010 is to sell one or more properties to decrease our negative cash flow, and we may sell one or more properties to Roberts Properties or an affiliate of Roberts Properties. Although each agreement between Roberts Realty or the operating partnership on one hand and Roberts Properties or its affiliates on the other hand must be approved by our audit committee and the independent members of our board of directors, conflicts of interest inherent in these business transactions could result in our paying more for property or services than we would pay an independent seller or provider (or receiving less than we would receive from an independent buyer). These agreements and transactions have not had and will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. These business relationships also expose us to the following risks, among others:
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
The ability of our potential residents to buy single-family homes at depressed prices could adversely affect our revenues from the multifamily communities we develop and construct.
Our multifamily communities have historically competed with numerous housing alternatives in attracting residents, including other multifamily communities, single-family rental homes, as well as owner occupied single-family homes. The affordability of owner occupied single-family homes caused by low mortgage interest rates and historically high foreclosure rates may adversely affect our ability to retain our residents, lease multifamily units, and increase or maintain our rental rates. We expect the desire and ability of prospective residents to purchase a single-family home to continue to be a substantial competitive risk.
Changes in market or economic conditions may affect our business negatively.
General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. The current economic climate, punctuated by a slumping housing market and limited availability of credit, leaves us vulnerable to adverse conditions beyond our control and has resulted in a weak real estate market in metropolitan Atlanta.
Terrorism could impair our business.
Terrorist attacks and other acts of violence or war could have a material adverse effect on our business and operating results. Attacks that directly affect one or more of our properties could significantly affect our ability to operate those properties and impair our ability to achieve the results we expect. Our insurance coverage may not cover losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.

Our retail and office tenants may go bankrupt or be unable to make lease payments.
Our operating revenues from our retail and office properties depend on entering into leases with and collecting rents from tenants. Economic conditions have adversely affected existing tenants as well as prospective tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may be forced to file for bankruptcy protection, and the bankruptcy court may reject those leases or terminate them. If leases expire and are not renewed, replacement tenants may not be available under the same terms and conditions as the previous tenant. In addition, if market rental rates are lower than the previous contractual rates, our revenues and cash flows could be adversely affected. As a result, if a significant number of our retail or office tenants fail to pay their rent due to bankruptcy, weakened financial condition, or otherwise, it would negatively affect our financial performance and cash flow.
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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation, and our operating results could be harmed. Beginning with 2007, we were required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess annually the effectiveness of our internal control over financial reporting. Beginning with our 2010 fiscal year, our independent registered public accounting firm will be required to issue an attestation report on our internal control over financial reporting.
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
The daily trading volume of our common stock on the NYSE Amex Equities has historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data do not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may or may not reflect the market’s perception of our operating results, the potential for growth in the value of our properties as we develop and construct multifamily communities, the potential for future cash dividends from property sales, and the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.
Additional issuances of equity securities may dilute the investment of our current shareholders.
Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt could dilute the interests of our existing shareholders. Our ability to execute our business plan depends on our access to an appropriate blend of capital, which could include a line of credit and other forms of secured and unsecured debt; equity financing; or joint ventures.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
General
We own the following properties, all of which are located in north metropolitan Atlanta, Georgia.
Retail and Office
The occupancy percentages shown for each property are as of February 1, 2010.
1.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.
2.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 61.4% occupied.
3.	Addison Place Shops, a 44,293-square-foot retail center located in Johns Creek that is 28.4% occupied.
4.	Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 24.1% occupied.
5.
Northridge Office Building, a 37,864 square foot building located in Sandy Springs. We occupy a portion of the third floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on the third floor with Roberts Properties and Roberts Construction, each of which is owned by Mr. Roberts. In addition, we have signed leases with two unrelated companies for portions of the first and second floors. The building is 64.5% occupied.

Land
Land Parcels Held for Development and Construction
1.	Northridge, a 10.9-acre site located close to the GA 400 and Northridge interchange in Sandy Springs that is zoned for 220 multifamily units.
2.	Bradley Park, a 22.0-acre site located in Forsyth County that is zoned for 154 multifamily units.
3.	Peachtree Parkway, a 24.7-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County that is zoned for 292 multifamily units.
4.	Highway 20, a 38.2-acre site located in Cumming that is zoned for 210 multifamily units.
5.	North Springs, a 9.8-acre site located on Peachtree Dunwoody Road in Sandy Springs that is zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.

Land Parcel Held for Investment
Westside, a 44.0-acre site located on Westside Parkway in Alpharetta that is zoned for 326 multifamily units and a density of 500,000 square feet for a university education center or office. Westside is located directly across GA 400 from the North Point Mall, a 1,370,000 square foot super-regional shopping mall.
Demographic and Employment Data
We believe the long-term demand for multifamily housing in Atlanta will increase as Atlanta’s population grows. We believe that the outlook for Atlanta’s multifamily market remains positive in the long run. The following information is based on statistical estimates published by the Atlanta Regional Commission, which we refer to as the ARC. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry, and Rockdale counties. The estimated population of the Atlanta Region increased by 19.5% from 3,429,379 persons in 2000 to 4,099,600 persons in 2008, making it one of the largest metropolitan areas in the country and the largest in the Southeast. Total housing units in the Atlanta Region increased by 348,858 units, or 26.8%, from 1,302,256 in 2000 to 1,651,114 in 2008. Multifamily homes in the Atlanta Region increased 31.6% from 384,740 units in 2000 to 506,189 units in 2008.
The tables on the following page provide information about our operating properties.

The following table provides information about our retail and office properties as of December 31, 2009.

			Approximate	Average	Physical
Retail or			Rentable	Base Rent	Occupancy
Office		Year	Area	per	as of
Property	Location	Acquired(1)	(Square Feet)	Square Foot	12/31/09

Retail:

Grand Pavilion	Johns Creek	2005	62,323	$18.95	24.1%
Bassett Center	Gwinnett County	2005	19,949	21.00	82.9%
Spectrum Center	Gwinnett County	2005	30,050	26.51	56.8%
Addison Place Shops	Johns Creek	2005	44,293	23.50	28.4%

Total Retail			156,615	$22.49	39.1%

Northridge Office Building (2)	Sandy Springs	2001	37,864	$20.54	64.5%

(1)
We acquired the first three retail properties listed in this table from unrelated sellers. We developed and constructed the Addison Place Shops retail center, which was largely completed in May 2005; the 5,088 square foot Building D at the Addison Place Shops was completed in 2008.

(2)	Our corporate headquarters occupies 6,245 square feet of the Northridge office building.
The following table provides information about the scheduled lease expirations in our retail and office properties:

		Expiring	% of Total
	Number of	Approximate	Approximate	Expiring	% of Total
	Expiring	Rentable Area	Rentable Area	Annualized	Annualized
Year	Leases(1)	(Square Feet)	(Square Feet)	Base Rent	Base Rent

2010	7	15,681	21.5%	$306,528	18.1%
2011	2	2,360	3.2%	61,884	3.7%
2012	9	13,630	18.7%	371,159	21.9%
2013	5	24,221	33.2%	541,960	32.0%
2014	3	10,291	14.1%	242,222	14.3%
2015 and later	2	6,761	9.3%	169,185	10.0%

Total	28	72,944	100.0%	$1,692,938	100.0%

(1)	Lease expiration table does not include option periods.

As described below, our operating properties and six tracts of undeveloped land are located primarily along the Georgia 400 corridor in submarkets within Fulton, Gwinnett, or Forsyth counties. Each heading identifies the property or properties within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC.
Fulton County
Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units, and land area. Six of our 11 properties are located in north Fulton County.
Johns Creek
The City of Johns Creek is located in the northeast corner of Fulton County. It is currently the 10th largest city in the state of Georgia, with a 2008 population of 69,268. The Johns Creek area is easily accessible via Georgia 400 and offers convenient proximity and access to both urban and suburban employment bases and retail conveniences, including major regional malls such as North Point Mall and Perimeter Mall.
We have two properties located within Johns Creek:
Addison Place Shops. The 44,293 square foot Addison Place Shops retail center is located at the intersection of Jones Bridge Road and Abbotts Bridge Road. At February 1, 2010, the Addison Place Shops was 28.4% occupied. For 2009, we recorded a $1,884,922 non-cash impairment loss on this retail center. At December 31, 2009, the Addison Place Shops had a carrying value of $6,288,508.
Grand Pavilion. Grand Pavilion is a 62,323 square foot retail center located at the intersection of Kimball Bridge Road and State Bridge Road. At February 1, 2010, the property was 24.1% occupied. For 2009, we recorded a $1,411,000 non-cash impairment loss on this retail center. At December 31, 2009, Grand Pavilion had a carrying value of $7,722,933.
Alpharetta
Alpharetta is located in the northern part of Fulton County and is one of the fastest growing cities in the Atlanta metropolitan area, with a 2008 population of 52,392. The Alpharetta area is easily accessible from Georgia 400 and offers convenient proximity and access to both urban and suburban employment centers and retail conveniences, including major regional malls such as North Point Mall and Perimeter Mall.
Westside. Our 44.0-acre Westside land parcel is located between Haynes Bridge Road and Mansell Road within a 220-acre master planned development known as Westside. Westside is a new upscale mixed-use development that includes condominiums, office space, retail, university education and retirement housing, as well as Encore Park for the Arts, a 45-acre arts complex including a performing arts center and a 12,000-seat amphitheater. The Verizon Wireless Amphitheater at Encore Park, which opened in 2008, is the heart of a major complex for the performing and visual arts. Our land is zoned for 326 multifamily units and 500,000 square feet for a university education center or office. Westside is located directly across GA 400 from the North Point Mall, a 1,370,000 square foot regional shopping mall.

A 14.5-acre portion of our land is currently restricted from development to allow the Metropolitan Atlanta Rapid Transit Authority (MARTA) the opportunity to determine if it wants to buy the land and develop a rail station. Because the existing MARTA rail lines are located on the east side of Georgia 400 and our property is located on the west side of Georgia 400, we believe that MARTA will not want to purchase the land and that we will be able to develop the land consistent with the current zoning. The MARTA restriction expires on the earlier to occur of MARTA’s decision to forgo acquiring the property or December 31, 2010. Because of the restriction, we are holding the Westside land as an investment for future development.
Perimeter Center/North Springs Area
The Perimeter Center/North Springs area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 and I-285 provide direct access within minutes to major regional malls such as Perimeter Mall and North Point Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta’s Central Business District are also readily accessible via Georgia 400, which connects to I-85 South near downtown Atlanta. The Perimeter Center submarket is one of the largest office, retail, and housing submarkets in the southeastern United States. It is Atlanta’s largest employment center outside of Atlanta’s Central Business District and includes approximately 32 million square feet of office and retail space.
North Springs. Our North Springs land parcel is a 9.8-acre mixed-use development located on Peachtree Dunwoody Road across the street from the North Springs MARTA rail station. The property is zoned for three individual buildings, which includes one building consisting of 236 multifamily units, a second building with 120 condominium units, and a third building consisting of 210,000 square feet of office space with 56,000 square feet of street-level retail space. In addition, we have completed the development work and have removed approximately 137,000 cubic yards of dirt from the property. We do not intend to begin construction on our North Springs property during 2010. For 2009, we recorded a $3,975,273 non-cash impairment loss on this property. At December 31, 2009, North Springs had a carrying value of $15,735,247.
Northridge Office Building. Situated on 3.9 acres on Northridge Parkway in a heavily wooded, park-like setting, our three-story, 37,864 square foot office building serves as our corporate headquarters. We occupy 6,245 square feet on the third floor and lease 6,351 square feet on the third floor to Roberts Properties and Roberts Construction. We have two unaffiliated tenants occupying part of the first and second floors. At February 1, 2010, the property was 64.5% occupied.
Northridge Multifamily Community. Our Northridge land parcel is a 10.9-acre site located close to the GA 400 and Northridge interchange in Sandy Springs. The property is zoned for 220 one and two-bedroom multifamily units and will provide covered parking for its residents. We own the property free of any encumbrances. We have obtained the land disturbance permit and cleared the site. We have also commenced grading the site and, assuming we obtain construction financing, we expect to start construction by mid-year with an estimated remaining construction cost of approximately $21,799,000. For 2009, we recorded a $2,385,284 non-cash impairment loss on this property. At December 31, 2009, Northridge had a carrying value of $5,981,536.
Gwinnett County
From 2000 to 2008, Gwinnett County’s population increased 27.9% to 752,800. Gwinnett’s strong transportation networks, excellent public education system, and affordable home prices have contributed to the county’s growth, with its employment base of 322,771 jobs.

Peachtree Corners Area
The Peachtree Corners area of Gwinnett County is readily accessible from I-285, I-85, and Georgia 400, providing convenient proximity and access to both urban and suburban employment bases and retail conveniences. The upscale 580,000 square feet Forum shopping center anchors the shopping district located within Peachtree Corners. A major technology employment center in the area is Technology Park Atlanta, a 500-acre master-planned office development that is home to 138 companies with 3.8 million square feet of office space.
Peachtree Parkway. Our 24.7-acre Peachtree Parkway land parcel is zoned for 292 multifamily units. The property is located on Peachtree Parkway between the intersections of Peachtree Corners Circle and Medlock Bridge Road, across the street from the Forum shopping center. We have completed the development work on this property. For 2009, we recorded a $3,754,907 non-cash impairment loss on this property, and Peachtree Parkway had a carrying value of $10,274,327 at December 31, 2009.
Mall of Georgia Area
The Mall of Georgia is the largest mall in the Southeast at 2.2 million square feet. It is located in Buford, approximately 30 miles northeast of Atlanta. The Mall anchors a major retail area containing more than 3.0 million square feet of retail space.
Bassett Shopping Center. Our Bassett Shopping Center is a 19,949 square foot retail center located across from the Mall of Georgia. The property is anchored by Bassett Furniture, which occupies approximately 75% of the retail center. The property was 82.9% occupied at February 1, 2010. For 2009, we recorded a $699,948 non-cash impairment loss on this retail center, and Basset had a carrying value of $3,390,762 at December 31, 2009.
Spectrum Shopping Center. Our Spectrum Shopping Center is a 30,050 square foot retail center located on Highway 20 directly across from the main entrance to the Mall of Georgia. The property was 61.4% occupied at February 1, 2010.
Forsyth County/Cumming
The city of Cumming is a rapidly growing area located north of Alpharetta approximately 30 miles north of Atlanta in Forsyth County near Georgia 400. Between 2000 and 2008, the population of Forsyth County increased 66.8% from 98,407 to 164,100.
Bradley Park. Our Bradley Park land parcel is a 22-acre site that is zoned for 154 multifamily units. The property is located at the intersection of Georgia Highway 9 and Old Atlanta Road in Forsyth County. This 154-unit community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return. We have completed our architectural drawings and have obtained our land disturbance permit. Assuming we can obtain a construction loan, we expect to begin construction on this property by the middle of 2010, with an estimated remaining construction cost of approximately $14,249,000.
Highway 20. Our Highway 20 land parcel is a 38.2-acre site that is zoned for 210 multifamily units. The property is located on Georgia Highway 20 at the intersection of Elm Street, just north of Cumming’s town square and three blocks from the elementary, middle, and high schools.

Summary of Debt Secured by Our Properties
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) principal balance at December 31, 2009, (b) principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, and (e) monthly principal and interest payment.
Possible Additional Communities to Be Developed
From time to time, Roberts Properties plans the development of other multifamily communities to be located on property owned by Roberts Properties or other affiliates of Mr. Roberts, or on property that one of those entities is interested in acquiring. In other instances, Roberts Properties may contract to buy a property and then assign the contract to us immediately before closing so that we can acquire it. In prior years, we have acquired properties from Mr. Roberts or his affiliates after complying with our conflict of interest policies and our code of ethics and business conduct. Please see Item 1, Business; Item 10, Directors, Executive Officers and Corporate Governance; and Item 13, Certain Relationships and Related Transactions, and Director Independence in this report for more information about these matters. We presently do not have any plans to acquire additional properties or communities from Mr. Roberts or his affiliates.
ITEM 3. LEGAL PROCEEDINGS.
None of Roberts Realty, the operating partnership, or our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.
ITEM 4. RESERVED.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Data for 2008 and 2009
Our common stock trades on the NYSE Amex Equities under the symbol “RPI.” The following table provides the quarterly high and low sales prices per share reported on the NYSE Amex Equities during 2009 and 2008, as well as the dividends declared per share during each quarter. The sales prices per share in 2008 have been adjusted to reflect the cash and stock distributions described in footnote (1) to the table.

				Dividends
	Quarter Ended	High	Low	Declared

2009	First Quarter	$1.40	$0.62	None
	Second Quarter	1.44	0.73	None
	Third Quarter	1.74	0.75	None
	Fourth Quarter	1.70	1.20	None

2008	First Quarter	$3.75	$2.25	None
	Second Quarter	3.50	2.57	None
	Third Quarter	3.13	1.95	$0.66	(1)
	Fourth Quarter	2.25	0.53	$1.56	(1)

(1)
On June 24, 2008, we sold our 403-unit Addison Place multifamily community for $60,000,000 to an unrelated buyer. Net cash proceeds at closing totaled $29,654,952, from which we paid a distribution equal to $0.66 per share/unit, or $5,005,586 in total, to our shareholders and unitholders on August 5, 2008. On December 18, 2008, our board of directors declared a special distribution of $9,058,000, or $1.56 per share. The distribution was paid on January 29, 2009 in a combination of 20% in cash, or $0.31 per share, and 80% in our common stock, equal to $1.25 per share, to shareholders of record at the close of business on December 29, 2008. We paid a total of $2,362,909 in cash to shareholders and unitholders. We issued to shareholders a total of 3,754,732 shares valued at an aggregate amount of $7,246,633.

Shareholder Data
As of February 18, 2010, there were approximately 231 holders of record of our common stock.
As of February 18, 2010, we had 10,267,223 shares outstanding. In addition, 2,221,964 shares are reserved for issuance to unitholders from time to time upon their exercise of redemption rights as explained in Item 1, Business – The Operating Partnership. There is no established public trading market for the units. As of February 18, 2010, the operating partnership had 105 unitholders of record.

Distribution Policy
We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of our board of directors.
We have not paid regular quarterly dividends since the third quarter of 2001. While we have in the past paid distributions from the net cash proceeds of property sales, we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. We expect to distribute the net cash proceeds from any 2010 property sales to shareholders and unitholders only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Any distributions beyond that amount will be at the sole discretion of our board of directors. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet IRS distribution requirements.
Stock Repurchase Plan
Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price. As of February 18, 2010, we have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We repurchased no shares in the fourth quarter of 2009. The plan does not have an expiration date.
Sales of Unregistered Shares
In 2008 and 2009, we did not sell any shares of stock that were not registered under the Securities Act.
ITEM 6. SELECTED FINANCIAL DATA.
Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in Part I, Item 1A, Risk Factors, in this report and our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.
Overview
We develop, own, and operate real estate assets as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty is the sole general partner of the operating partnership, which either directly or through one of its wholly owned subsidiaries owns all of our properties. As of February 18, 2010, Roberts Realty owned an 82.21% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure.
At February 1, 2010, we owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•
five tracts of land totaling 105.6 acres in various phases of development and construction (Northridge, Bradley Park (formerly referred to as Sawmill Village), Peachtree Parkway, North Springs, and Highway 20);

•	three neighborhood retail centers totaling 94,292 square feet (Bassett, Spectrum, and the Addison Place Shops);
•	a commercial office building totaling 37,864 square feet, part of which serves as our corporate headquarters (Northridge office building);
•	a 62,323 square foot retail center held for redevelopment (Grand Pavilion retail center); and
•	a tract of undeveloped land totaling 44 acres that we hold for investment (Westside).
For the year ended December 31, 2009, we had a net loss of $17,440,428, which included $15,101,198 of non-cash charges consisting of $14,111,334 in non-cash impairment losses on real estate assets and $989,864 in non-cash depreciation expense. Additionally, in the last 12 months, we have paid down our debt by $988,352, and as of February 1, 2010, we held $7,623,045 in cash and cash equivalents.
Recent Developments
On July 17, 2009, we extended the maturity date of our $8,175,000 land loan with Wachovia Bank, N.A. from July 31, 2009 to July 31, 2010. In addition, in February 2010 we extended the maturity date of our $3,000,000 Bradley Park loan to April 28, 2011 and the maturity date of our $6,000,000 Westside loan to April 28, 2010.

Maturing Short-Term Debt; Continuing Negative Operating Cash Flow
We continue to focus on improving our liquidity and balance sheet. Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of February 26, 2010, we have five loans totaling $26,666,667 that mature within the next 12 months. We own six tracts of undeveloped land totaling 149.6 acres. Our Northridge land is unencumbered and has a carrying value of $6,042,647. The remaining tracts of land – Bradley Park, Peachtree Parkway, Highway 20, North Springs, and Westside – have a combined carrying value of $47,508,953 and are currently encumbered with land loans totaling $20,675,000. Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) of our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continues to be challenged by the ongoing weakness in the national and local economy. For these reasons, as well as the lack of operating cash flow we previously received from the Addison Place multifamily community (which we sold in June 2008 for $60,000,000), we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. For an explanation of our plans to address these issues, see Item 1, Business – Business Plan.
Results of Operations
Comparison of 2009 to 2008
Please read the following table, which highlights some of our operating results, along with the consolidated financial statements and the accompanying notes included in this report.

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

TOTAL OPERATING REVENUES	$2,318,039	$2,599,514	$(281,475)

OPERATING EXPENSES:
Property operating expenses	1,308,774	1,439,977	(131,203)
General and administrative expenses	1,825,104	1,822,665	2,439
Impairment loss on real estate assets	14,111,334	2,555,000	11,556,334
Depreciation and amortization	989,864	1,307,590	(317,726)

Total operating expenses	18,235,076	7,125,232	11,109,844

LOSS FROM OPERATIONS	(15,917,037)	(4,525,718)	11,391,319

OTHER EXPENSE	(1,523,391)	(1,345,252)	178,139

LOSS FROM CONTINUING OPERATIONS	$(17,440,428)	$(5,870,970)	$11,569,458

Loss from continuing operations increased $11,569,458 in 2009 when compared to 2008. We recorded a non-cash impairment loss of $14,111,334 in 2009 compared to a non-cash impairment loss of $2,555,000 in 2008. This $11,556,334 difference in non-cash impairment loss was the primary cause for the increase in loss from continuing operations for 2009. We explain below the major variances between 2008 and 2009.
Total operating revenues decreased $281,475 from $2,599,514 in 2008 to $2,318,039 in 2009. This decrease was primarily due to lower occupancy at our retail centers.

Property operating expenses – consisting of personnel, utilities, repairs and maintenance, real estate taxes, marketing, insurance, and bad debt expense – decreased $131,203 from $1,439,977 in 2008 to $1,308,774 in 2009. This decrease was due primarily to an $86,860 decrease in property taxes and a $68,551 decrease in repairs and maintenance in 2009, partially offset by a $42,538 increase in bad debt expense from defaulting tenants in our retail centers.
During 2008, we recorded a $2,555,000 non-cash impairment loss (a $1,255,000 non-cash impairment loss on the Northridge office building and a $1,300,000 non-cash impairment loss on the Spectrum retail center). During 2009, we recorded $14,111,334 in non-cash impairment losses, consisting of:
•	a $3,975,273 non-cash impairment loss on our North Springs land;
•	a $3,754,907 non-cash impairment loss on our Peachtree Parkway land;
•	a $2,385,284 non-cash impairment loss on our Northridge land;
•	a $1,884,922 non-cash impairment loss at our Addison Place Shops retail center;
•	a $1,411,000 non-cash impairment loss at our Grand Pavilion retail center; and
•	a $699,948 non-cash impairment loss at our Bassett retail center.
Depreciation expense, a non-cash charge, decreased $317,726 from $1,307,590 in 2008 to $989,864 in 2009 as a result of the impairment charges taken in previous periods.
Other expense increased the $178,139 from $1,345,252 in 2008 to $1,523,391 in 2009. This was primarily due to an increase in interest expense and a decrease in interest income.
•
Interest expense increased $26,635 from $1,442,076 for 2008 to $1,468,711 for 2009. This increase was due to $177,000 of interest related to the Peachtree Parkway property being expensed in 2009 rather than capitalized. This increase was partially offset by lower interest rates on our outstanding loans in 2009 and a $988,352 reduction in the principal amount of our loans in 2009.

•
Interest income decreased $177,299 from $299,200 in 2008 to $121,901 in 2009. This decrease was due primarily to a decrease in interest rates and a reduction in our cash balances over the past 12 months.

Liquidity and Capital Resources
Overview
At December 31, 2009, we had $92,381,363 in total assets, of which $7,905,771 was cash and cash equivalents. As of February 1, 2010, we held $7,623,045 in cash and cash equivalents. We believe that the most important uses of our capital resources will be:
(a)	to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan outlined below; and
(b)	to invest in the development of two new multifamily communities to enable us to raise the required equity to construct these communities.
Our cash resources are inadequate to meet all of the above needs. To raise additional capital, we may sell one or more assets to a third party or to Roberts Properties or an affiliate of Roberts Properties, and we are considering forming joint ventures and raising equity privately.

We continue to focus on improving our liquidity and balance sheet. Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of February 26, 2010, we have five loans with a current principal balance of $26,666,667 that mature within the next 12 months, as listed in the following table in order of maturity:

		Principal Payments
Property Securing Loan	Maturity Date	Due Within 12 Months

Addison Place Shops retail center	4/30/10	$6,000,000
Westside land parcel held for investment	4/28/10	6,000,000
Peachtree Parkway land parcel held for multifamily development (1)	7/31/10	8,175,000
Northridge office building	9/10/10	2,991,667
Highway 20 land parcel held for multifamily development	10/18/10	3,500,000

Total		$26,666,667

(1)	This loan is also secured by a lien on our North Springs land parcel, which is zoned for mixed use development.
We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. The three primary reasons for our negative operating cash flow are:
•
We own six tracts of undeveloped land totaling 149.6 acres (which includes our 44-acre Westside land parcel that we hold for investment). Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is due to the carrying costs on our undeveloped land (interest expense and real estate taxes).

•
Due to the continued weakness in the local economy, two of our four retail centers and our office building are operating at a loss, and the other two retail centers are operating on an approximately breakeven basis.

•
Our general and administrative expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities, and are disproportionately large for a company with our small market capitalization. These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404 of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs are approximately $550,000 per year.

Short- and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using the remaining cash proceeds of $7,623,045 from the sale of Addison Place to meet our short-term liquidity requirements, including general and administrative expenses, and improvements at our existing properties. With respect to the $26,666,667 in debt that matures in the next 12 months, we intend to refinance each of these loans with the same lender or with another lender as we have done over the past 12 months. We may be required to repay part of the outstanding principal of one or more of these loans in connection with a refinancing. To fund these repayments, we may use cash from one or more of the following sources: our existing cash, contributions from a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans and from the sale of properties.

Comparison of 2009 to 2008
Cash and cash equivalents decreased $8,549,224 during 2009 compared to an increase of $15,851,122 in 2008. The change in cash is described below.
Net cash used in operating activities in 2009 was $2,128,179 compared to $1,093,102 used during 2008. This $1,035,077 increase was primarily due to:
•	a $605,600 decrease in cash provided by discontinued operations from the Addison Place multifamily community, which we sold in 2008; and
•	a $429,477 increase in cash used from continuing operations, primarily resulting from lower occupancy levels at our retail centers.
Net cash used in investing activities was $2,916,297 during 2009 compared to $53,617,586 of cash provided during 2008. This change was primarily due to a $58,477,108 decrease in cash provided by the sale of Addison Place on June 24, 2008 (before the payment of mortgage notes outstanding), partially offset by:
•	a $1,463,131 decrease in development and construction of real estate assets;
•	a $202,224 decrease in the change in restricted cash; and
•	a $293,309 decrease in the change of accounts payable and accrued expenses related to investing activities.
Net cash used in financing activities was $3,504,748 for 2009 compared to $36,673,362 of cash used during 2008. The decrease in cash used resulted from:
•	a $29,019,538 decrease as a result of the sale of Addison Place on June 24, 2008 (of which $28,833,212 related to the repayment of mortgage notes or notes assumed by the buyer);
•	a $2,645,189 decrease in distributions paid to shareholders and unitholders (we made $5,005,586 in distributions in 2008 compared to $2,360,397 in 2009); and
•	a $1,461,901 decrease in repayment of debt. We repaid $2,450,253 of debt during 2008 compared to $988,352 of debt repaid during 2009.
Debt Summary
The table and accompanying footnotes on the following page explain our debt structure, including for each loan the principal balance at December 31, 2009 and at its scheduled maturity, interest rate, maturity date, and monthly principal and interest payment. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor. The amount shown in the column titled “Balance at Maturity” assumes the full amount of each loan is drawn and we make any required principal payments prior to maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity by type of loan)
As of December 31, 2009

			Interest	Maturity	Balance at	Monthly	Dec. 31, 2009
	Lender	Interest Terms	Rate(1)	Date	Maturity	Payment	Balance

Permanent Mortgage Loans
Grand Pavilion Shopping Center (2)	LaSalle Bank	Fixed-rate permanent	5.43%	07/11/13	$6,016,331	$40,565	$6,499,986
Spectrum Shopping Center (2)	LaSalle Bank	Fixed-rate permanent	5.68%	05/01/14	4,545,747	31,273	4,972,913
Bassett Shopping Center (2)	LaSalle Bank	Fixed-rate permanent	8.47%	10/01/19	1,943,343	21,853	2,567,769

Subtotal					$12,505,421	$93,691	$14,040,668

Construction Loans
Addison Place Shops (3)	Compass Bank	LIBOR plus 200	3.50%	04/30/10	$6,000,000	Interest only	$6,000,000
Northridge Office Building (4) (5)	Bank of N. Ga.	LIBOR plus 200	3.75%	09/10/10	2,911,667	$13,333	3,005,000

Subtotal					$8,911,667		$9,005,000

Land Loans
Westside (4)(6)	Compass Bank	LIBOR plus 200	3.75%	02/27/10	$6,000,000	Interest only	$6,000,000
Bradley Park (7)	Bank of N. Ga.	LIBOR plus 175	1.98%	02/28/10	3,000,000	Interest only	3,000,000
Peachtree Parkway (8)	Wachovia Bank	LIBOR plus 350	5.50%	07/31/10	8,175,000	Interest only	$8,175,000
Highway 20 (9)	Touchmark National Bank	Prime rate	5.50%	10/18/10	3,500,000	Interest only	3,500,000

Total					$20,675,000		$20,675,000

Grand Totals					$42,092,088		$43.720.668

(1)	The interest rate shown for debt is as of December 31, 2009.

(2)	The lender acts as trustee for the actual lender. Additional monthly payments are required to sustain escrow reserves. Prepayment of the loan is not financially feasible.

(3)	This loan has an interest rate floor of 3.50%.

(4)	Each of these loans has an interest rate floor of 3.75%.

(5)	The monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(6)	On February 23, 2010, the maturity date of the Westside loan was extended to April 28, 2010 with the same terms as before.

(7)
On February 9, 2010, the maturity date of the Bradley Park loan was extended to April 28, 2011. The loan currently bears an interest rate of 30-day LIBOR plus 225 basis points, with an interest rate floor of 5.0%.

(8)	This loan has an interest rate of LIBOR plus 3.50%, with a LIBOR floor of 2.0%.

(9)	This loan bears interest at the prime rate with a floor of 5.50%.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of December 31, 2009

	Principal
Year	Payments	Properties with Balloon Payments

2010	$29,925,567	Westside (1), Bradley Park (2), Highway 20, Peachtree Parkway, Addison Shops, Northridge Office Building
2011	282,376
2012	297,738
2013	6,256,980	Grand Pavilion
2014	4,644,299	Spectrum
Thereafter	2,313,708	Bassett

Total	$43,720,668

(1)	On February 23, 2010, the maturity date of the Westside loan was extended to April 28, 2010.

(2)	On February 9, 2010, the maturity date of the Bradley Park loan was extended to April 28, 2011.
Short-Term Debt
We have a total of $26,666,667 in debt that matures on or before February 26, 2011. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after February 26, 2011, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.
Effect of Floating Rate Debt
We have six loans that bear interest at floating rates. These loans had an aggregate outstanding balance of $29,666,667 at February 26, 2010. Loans totaling $26,166,667 bear interest at rates ranging from 200 to 350 basis points over the 30-day LIBOR with interest rate floors, and a $3,500,000 loan bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $296,667 per year and reduce our liquidity and capital resources by that amount.
Contractual Commitments
Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We have a remaining contractual commitment of $950,000 in development fees to Roberts Properties. We also enter into construction contracts in the normal course of business with Roberts Construction and currently have five ongoing construction contracts with Roberts Construction. The terms of the construction contracts are cost plus 10% (5% profit and 5% overhead). We cannot yet estimate the total construction costs on North Springs and Highway 20. As of February 1, 2010, we estimate our remaining contractual commitment at $12,955,112 for Bradley Park, $19,937,154 for Northridge, and $27,105,020 for Peachtree Parkway.

No Quarterly Dividends
We have not paid regular quarterly dividends since the third quarter of 2001, and we have no plans to resume paying regular quarterly dividends for the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes. We made cash distributions of $2,360,397 in 2009 and $5,005,586 in 2008 for this purpose.
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
We capitalize direct costs associated with the development and construction of our real estate projects. We expense all internal costs associated with the acquisition and operation of these assets to general and administrative expense in the period we incur those costs. For our real estate assets, we capitalize interest on qualifying construction expenditures in accordance with FASB Accounting Standards Codification (ASC) Topic 835-20, Interest – Capitalization of Interest (SFAS No. 34). During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as real estate taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on how quickly construction is completed, how quickly we lease the property and what rent levels we achieve.

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
Asset Impairment Evaluation
We periodically evaluate our real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall (SFAS No. 144). During the year ended December 31, 2009, the decline in market values led us to evaluate the recoverability of our real estate assets. We determined that the previous carrying values on three retail centers and three land parcels would not be fully recovered.
FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy, and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from those estimates. Our determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management. With respect to our retail centers, we estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions. As a result of these estimates, during 2009 we recorded non-cash impairment losses of $1,411,000 on the Grand Pavilion retail center, $1,884,922 on the Addison Place Shops retail center, and $699,948 on the Bassett retail center. During 2008, we recorded non-cash impairment losses of $1,255,000 on the Northridge office building and $1,300,000 on the Spectrum retail center.
In accordance with FASB ASC Topic 360-10, we value land parcels at the lower of carrying value or fair value. As a result of changing market conditions in the real estate industry, we reduced the fair value of three properties: Peachtree Parkway, Northridge, and North Springs. Our determination of the fair value of the Peachtree Parkway property and the Northridge property is based on a discounted future cash flow analysis. The expected cash flows of these properties depend on estimates made by our management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) occupancy, and (6) an estimated construction budget. In our determination of the fair value of the North Springs property, we took into account the estimated value of the property’s office, retail, condominium, and multifamily unit density, in addition to the value of the entitlements, development work, and other improvements that have been made to the property. For 2009, we recognized non-cash impairment losses of $2,385,284 on the Northridge property, $3,975,273 on the North Springs property, and $3,754,907 on the Peachtree Parkway property.

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
FASB ASC Topic 815-10, Derivatives and Hedging – Overall (SFAS No. 133), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. Any ineffective portions of cash flow hedges are recognized immediately in earnings.
Recent Accounting Pronouncements
In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which was titled The Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Although the adoption of this statement did not materially affect our financial statements, we have revised the references to accounting literature within the notes to the condensed consolidated financial statements and elsewhere in this report to conform to the Codification. For convenience, we have also included a corresponding parenthetical reference to the pre-Codification literature. Please refer to Note 2 of the notes to the consolidated financial statements for a discussion of other recent accounting standards and pronouncements.
Stock Repurchase Plan
We have a stock repurchase plan under which we are authorized to repurchase up to 600,000 shares of our outstanding common stock. As of February 18, 2010, we have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. For more information about this plan, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities –Stock Repurchase Plan, above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.
This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table provides information about our directors and executive officers as of the date of this report.

		Term as
		Director
Name	Age	Expires	Position

Charles S. Roberts	63	2012	Chairman of the Board, Chief Executive Officer, and President

Charles R. Elliott	56	2012	Director, Chief Financial Officer, Secretary, and Treasurer

Wm. Jarell Jones	61	2011	Director, Chairman of Audit Committee, Chairman of Nominating and Governance Committee, and Chairman of Compensation Committee

John L. Davis	44	2010	Director
Biographical Information
Charles S. Roberts has served as our Chairman of the Board, Chief Executive Officer, and President since he founded the company in 1994. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, each of the Roberts Companies.
In 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct, and manage multifamily residential communities. Mr. Roberts and Roberts Properties have won numerous local, regional, and national awards for the development of these communities. Mr. Roberts has been a national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. In April 1995, Roberts Properties Management, Inc. (which we acquired in 1997) was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties has been awarded the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community eight times. On a national level, Roberts Properties was twice awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best low-rise apartments. In 1993, Roberts Properties was awarded the coveted Golden Aurora Award for best overall development in the Southeast.
From 2006 to 2009, Mr. Roberts served as president of the board of directors of Big Trees Forest Preserve, a 30-acre urban forest in Sandy Springs, Georgia dedicated to conservation, preservation, and education. Since 2007, Mr. Roberts has also served on the Landmarks Preservation Commission of the Town of Palm Beach, Florida.

The nominating and governance committee of our board of directors has concluded that Mr. Roberts should serve as a director because he is our founder and largest shareholder, he has served as our Chairman of the Board, Chief Executive Officer, and President since 1994, and he has 40 years of experience in real estate development, construction, and management, particularly with respect to multifamily communities.
John L. Davis, a director since November 2008, is the President of Bravo Realty Consulting, Inc., a company that he formed in 2007 to provide consulting services for small and middle market real estate companies looking for debt and equity. Mr. Davis has 20 years of experience in the commercial banking industry. From May 2005 to November 2007, he served as a Senior Director of Wrightwood Capital, a structured debt and equity provider. Prior to 2005, he was a Senior Vice President with Compass Bank for 10 years. Before he joined Compass Bank, he was a banker for seven years with Hibernia Bank in New Orleans. During his tenure with Compass Bank, Mr. Davis was our relationship manager and was involved in all facets of our business relationship with Compass Bank. Mr. Davis is also a principal in several entities that own and operate various healthcare businesses, primarily skilled nursing facilities and geriatric-psychiatric hospitals.
The nominating and governance committee of our board of directors has concluded that Mr. Davis should serve as a director because he has extensive banking experience, particularly as a real estate lender. This experience is particularly valuable to us as we seek to extend our current financing and obtain new financing to construct new multifamily communities. The committee also values his extensive business experience and his substantial knowledge about our business and properties. The committee also took into account that he is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE Amex Equities listing standards and that his financial expertise qualifies him to serve on our audit committee.
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
The nominating and governance committee of our board of directors has concluded that Mr. Elliott should serve as a director because of his experience in serving as our Chief Financial Officer for much of our existence and his expertise in real estate finance, acquisitions, and dispositions, which we believe will continue to be particularly valuable to us in the current economic climate.
Wm. Jarell Jones, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Georgia since November 1993, with an office in Statesboro, Georgia through 2007 and with an office in St. Simons from 2002 until the present. Mr. Jones is also the President and sole shareholder of Palmetto Realty Company, a real estate development and brokerage company primarily involved in the development of single-family residential lots in coastal South Carolina and Georgia. Palmetto Realty is a registered real estate broker in Georgia and South Carolina and serves as a qualified intermediary and exchange accommodation titleholder for like-kind exchanges. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990, Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones was formerly a director for six years and the Chairman for two years of the Downtown Statesboro Development Authority.

The nominating and governance committee of our board of directors has concluded that Mr. Jones should serve as a director because of his legal and accounting expertise, his experience as a developer and real estate investor, and his service as chairman of several committees of the board of directors, including the audit committee. The committee also took into account that Mr. Jones is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE Amex Equities listing standards and is an “audit committee financial expert.”
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2009, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.
Code of Ethics and Business Conduct
On March 17, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the rules of the NYSE Amex Equities and the Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:
•	honest and ethical conduct, including the ethical handling of corporate opportunities and actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications we make;
•	compliance with applicable governmental laws, rules, and regulations;
•	confidentiality;
•	protection and proper use of company assets;
•	equal employment opportunities and prohibition of discrimination or harassment;
•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	accountability for adherence to the code.
We will provide a copy of the code of business conduct and ethics free of charge to any person who requests it in writing. Please direct your request to our Chief Financial Officer, 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350.

Audit Committee
The audit committee of our board of directors is composed of Mr. Jones, its chairman, and Mr. Davis. The board has determined that Mr. Jones is an “audit committee financial expert” as defined under applicable SEC rules and is “independent” under the listing standards of the NYSE Amex Equities, on which the shares of our common stock are listed.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation of Executive Officers
Our executive officers are Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, and Charles R. Elliott, our Chief Financial Officer, Secretary, and Treasurer. Biographical information for Mr. Roberts and Mr. Elliott is included in Item 10 above. Under applicable SEC rules, Mr. Roberts and Mr. Elliott are our “named executive officers.” Neither of our executive officers has an employment agreement.
Summary Compensation Table for 2009 and 2008

Name and Principal		Salary		Bonus		Total
Position	Year	($)		($)		($)

Charles S. Roberts,	2009	225,000	(1)	—		225,000
Chief Executive Officer,	2008	225,000	(1)	250,000	(2)	475,000
President, and Chairman of the Board

Charles R. Elliott,	2009	49,990	(3)	—		49,990
Chief Financial Officer, Secretary,	2008	163,795	(3)	75,000	(4)	238,795
and Treasurer

(1)	We do not compensate Mr. Roberts for his service as a director.

(2)	On June 24, 2008, our board of directors approved the payment of a $250,000 bonus to Mr. Roberts, at the closing of the sale of our 403-unit Addison Place multifamily community.

(3)
We pay Mr. Elliott $70 per hour for his service as our Chief Financial Officer, Secretary, and Treasurer. Mr. Elliott receives no employee benefits, i.e. medical, vacation, holidays, etc., and we pay him only for the actual number of hours he works. In addition, Mr. Elliott received our standard director fees of $12,000 during 2008 and $18,000 during 2009, which amounts are included in the salary amounts shown in the table.

(4)	On June 24, 2008, our board of directors approved the payment of a $75,000 bonus to Mr. Elliott, at the closing of the sale of our 403-unit Addison Place multifamily community.

Compensation of Directors
The following table summarizes the compensation we paid to our non-employee directors in 2009. The table includes any person who served during 2009 as a director who was not a named executive officer, even if he is no longer serving as a director. Mr. Ben A. Spalding resigned from our board of directors effective September 29, 2009.
Director Compensation for 2009

	Fees Earned
	or Paid in Cash		Total
Name	($)		($)

John L. Davis	42,000	(1)	42,000	(1)

Wm. Jarell Jones	30,000		30,000

Ben A. Spalding	13,500		13,500

(1)
In January 2010, our board of directors and nominating and governance committee approved the payment to Mr. Davis of additional compensation of $24,000 for additional work he performed as a director in 2009 that required a significant amount of time beyond his normal director duties. We paid this additional amount to Mr. Davis on January 29, 2010.

During 2009, we paid our directors other than Mr. Roberts an annual fee of $18,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. We paid additional compensation of $1,000 per month to Mr. Jones for serving as the chairman of the audit committee, the nominating and governance committee, and the compensation committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Ownership of Common Stock and Units
The table on the following page describes the beneficial ownership of shares of our common stock as of January 29, 2010 for:
•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each director and our named executive officers; and
•	our directors and executive officers as a group.
Except as noted in the footnotes, each person named in the following table directly owns all shares and units of partnership interest in Roberts Properties Residential, L.P., our operating partnership, and has sole voting and investment power. Mr. Roberts, the only person known by us to beneficially own more than 5% of our common stock, has an address in care of our principal office. The Number of Shares Beneficially Owned column in the table includes the shares owned by the persons named but does not include shares they may acquire by exchanging units for shares of common stock as explained in the following paragraphs. The Number of Shares Underlying Units Beneficially Owned column in the table reflects all shares that each person has the right to acquire by exchanging units for shares, subject to the limitations described in the following paragraphs. In the case of persons who own shares and units (and all directors and executive officers as a group), the percentages in the Percent of Class column are not equal to the number of shares then owned by the person divided by the number of outstanding shares. Instead, under SEC rules, the shares that the person or group can acquire in exchange for units are deemed to be outstanding and to be beneficially owned by the person or group holding those units when calculating the percentage ownership of that person or group, although shares that other persons can acquire in exchange for units are not treated as outstanding for purposes of that calculation.
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

A unitholder who submits units for redemption will receive, at our election, either: (a) a number of shares equal to the number of units submitted for redemption multiplied by the applicable conversion factor, which is currently 1.647 shares for each unit submitted for redemption, or (b) cash equal to the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. Our policy is to issue shares in exchange for units submitted for redemption.

			Number of
			Shares
	Number of		Underlying
	Shares		Units
Name of	Beneficially		Beneficially			Percent of
Beneficial Owner	Owned		Owned		Total	Class(1)

Charles S. Roberts	3,281,571	(2)	1,166,920	(3)	4,448,491	38.91%

John L. Davis	27,852		0		27,852	*

Wm. Jarell Jones	53,130	(4)	0		53,130	*

Charles R. Elliott	49,000		0		49,000	*

All directors and executive officers as a group: (4 persons) (4)	3,411,553		1,166,920		4,578,473	40.04%

*	Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 10,267,223, the number of shares outstanding as of February 18, 2010.

(2)	Includes 53,067 shares owned by a family limited liability company of which Mr. Roberts is the manager. Mr. Roberts disclaims beneficial ownership of those shares.

(3)	Reflects Mr. Roberts’ beneficial ownership of 708,512 units, each of which is exchangeable for 1.647 shares of our common stock.

(4)	Includes 3,332 shares owned by Mr. Jones’ wife, to which Mr. Jones disclaims beneficial ownership.

Equity Compensation Plan Information
The following table provides equity compensation plan information at December 31, 2009. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. As amended on January 27, 2009 to take into account our recent stock distribution, we may grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. As of February 18, 2010, 646,212 shares remain available to be granted under the Plan.
Equity Compensation Plan Information

Number of
	securities	Weighted-	Number of securities
	to be issued	average	remaining available for future
	upon exercise of	exercise price of	issuances under equity
	outstanding	outstanding	compensation plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	646,212

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	646,212

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
General
Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty is its sole general partner. Mr. Charles S. Roberts owns all of the outstanding shares of each of the Roberts Companies. As explained below, we have entered into transactions with the Roberts Companies and have paid them to perform services for us.
Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2008, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 3 and 9 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section.
Transactions with the Roberts Companies
Overview. We have paid fees to the Roberts Companies for various types of services and will continue to do so in the future. We have purchased property from Roberts Properties, and we have retained Roberts Properties for development services and Roberts Construction for construction services for some of our undeveloped properties. Roberts Realty and its predecessor limited partnerships entered into agreements with Roberts Properties and Roberts Construction to provide design, development, and construction services for the following multifamily communities, all of which have now been sold for a profit:

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

Lease of Office Space in Northridge Office Building. We own a three-story, 37,864 square foot building on Northridge Parkway in Sandy Springs, Georgia that serves as our corporate headquarters. We occupy a portion of the third floor in the building, and we leased the remaining space on that floor to the Roberts Companies at a rate of $20.00 per rentable square foot under leases that extended through December 31, 2009. Roberts Realty recognized total rental income from the Roberts Companies of $143,800 for each of the years ended December 31, 2009 and 2008.

Effective as of January 1, 2010, we renewed our leases with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a new rental rate of $18.53 per rentable square foot. The effective rental rate is consistent with an October 2009 lease agreement between Roberts Realty and an unrelated third party at the Northridge office building. The Roberts Companies have the right to expand their rentable square footage at the new rental rate.
Restrictive Covenant on Peachtree Parkway Land. We own a 24.7-acre parcel of undeveloped land in Gwinnett County. The land is zoned for 292 multifamily units and is located across Peachtree Parkway from the upscale Forum Shopping Center. In acquiring the Peachtree Parkway land parcel, we assumed and became bound by a restrictive covenant recorded in the Gwinnett County records in favor of Roberts Properties and Roberts Construction that provides that if the then-owner of the property develops it for residential use:
•
Roberts Properties, or any entity designated by Mr. Roberts, will be engaged as the development company for the project. As described under Development Fees below, we have paid the development fees to Roberts Properties in full satisfaction of this part of the covenant.

•
Roberts Construction, or any other entity designated by Mr. Roberts, will be engaged as the general contractor for the project on a cost plus basis and will be paid the cost of constructing the project plus 10% (5% profit and 5% overhead).

These terms and conditions are consistent with our previous agreements with Roberts Properties and Roberts Construction for development and construction services for residential communities. The covenant expires on October 29, 2014.
Recent Purchase of Property Adjacent to Peachtree Parkway Land. On December 17, 2009, we entered into two sales contracts with Peachtree Corners Circle, LLC. We purchased a 1.004-acre parcel of land on Peachtree Corners Circle for a cash purchase price of $199,500, or $198,705 per acre. We also purchased an adjacent 0.154-acre strip along Peachtree Corners Circle for a cash purchase price of $67,500. We paid a total of $267,000 for these parcels, which we refer to together as the “purchased property.” Two independent appraisals were performed on the purchased property for our board of directors, and the average of the two appraised values was $445,000. The purchase price of each parcel was equal to 60% of the average appraised value for that parcel. The purchased property is located adjacent to our Peachtree Parkway property. We approached Peachtree Corners Circle, LLC regarding the property because it would improve the access for our Peachtree Parkway land parcel. Mr. Roberts owned a controlling interest in Peachtree Corners Circle, LLC. Mr. Roberts agreed to sell the property to us for 60% of the average of the two appraised values.
Under the current site plan for the community we plan to develop on the Peachtree Parkway land parcel, the community has only one existing entrance, at Peachtree Parkway (Highway 141) across from the upscale Forum shopping center. The purchased property enables the community to have a second entrance on Peachtree Corners Circle, which provides convenient access to two major thoroughfares, Medlock Bridge Road and Peachtree Parkway. This second entrance also satisfies the fire marshal’s preference to have two entry points for a community of this size or for a future mixed-use or high-density commercial development.

In addition, the purchased property would enable us to relocate a 140-foot cell phone tower. On the current site plan, the cell tower is located next to the community’s pool and playground amenities, with an easement that allows road access to the cell tower for maintenance. Moving the cell tower to the purchased property would limit its visibility and eliminate an easement running through the heart of the community. The cell tower could then be accessed from Peachtree Corners Circle for maintenance. Providing this second entrance enhances the site’s potential for both a mixed-use and a high-density commercial development if we elect to sell, form a joint venture, or subdivide our Peachtree Parkway land parcel. The site will be more attractive to investors and national retailers who typically require multiple access points for large-scale developments.
On January 26, 2010, we entered into a contract with an unrelated party to purchase a 0.442-acre parcel of land on Medlock Bridge Road adjacent to our Peachtree Parkway property. The cash purchase price will be $125,000 or $282,805 per acre. This price per acre is 42.3% greater than the purchase price per acre that we paid to Peachtree Corners Circle, LLC for the 1.004-acre parcel we purchased in December 2009. We paid a $5,000 earnest money deposit and expect to close the purchase by March 15, 2010.
Restrictive Covenant on North Springs Land Parcel. We own a 9.8-acre parcel of undeveloped land in Fulton County that we refer to as North Springs. The North Springs property is zoned for 120 condominium units, 236 multifamily units, 210,000 square feet of office space and 56,000 square feet of retail space. In acquiring the North Springs property, we assumed and became bound by a restrictive covenant recorded in the Fulton County records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above, except that the covenant expires on January 3, 2015. As described under Development Fees below, we have paid the development fees to Roberts Properties in full satisfaction of the part of the covenant in favor of Roberts Properties.
Development Fees. From time to time, we pay Roberts Properties fees for various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We have entered into design and development agreements with Roberts Properties on the four projects listed in the following table.

		Amount
		Incurred
	Total	From 1/1/08	Remaining
	Contract	through	Contractual
	Amount	2/1/2010	Commitment

North Springs	$1,780,000	$791,111	$0
Peachtree Parkway	1,460,000	300,000	0
Bradley Park	770,000	670,000	0
Highway 20	1,050,000	0	950,000

	$5,060,000	$1,761,111	$950,000

Although we have paid Roberts Properties the full contractual amount for development services for some of the above land parcels, Roberts Properties will continue to provide services as appropriate as we complete the development of the land parcels and begin construction.

Construction Contracts. We have entered into cost plus 10% (5% profit and 5% overhead) contracts with Roberts Construction for Addison Shops Building D, Bradley Park, Northridge, Peachtree Parkway, Highway 20, and North Springs. We have not yet estimated the costs of the Highway 20 and North Springs projects. We have incurred the following costs on these contracts since January 1, 2008: $4,921 for Highway 20 and $112,736 for North Springs. We have incurred or estimated the costs for Addison Shops Building D, Bradley Park, and Northridge. The following table summarizes those costs, the amount we have incurred since January 1, 2008, and the estimated remaining amounts.

	Actual/	Amount	Estimated
	Estimated	Incurred from	Remaining
	Contract	1/1/2008 to	Contractual
	Amount	2/1/2010	Commitment

Addison Place Shops – Bldg D	$421,731	$35,391	$0
Bradley Park	13,363,000	400,014	12,955,112
Northridge	20,401,000	463,846	19,937,154
Peachtree Parkway	27,212,000	34,337	27,105,020

	$61,397,731	$933,588	$59,997,286

Other Fees & Reimbursements. At our request, Roberts Construction performed repairs and tenant improvements for new leases at our retail centers and office building. From January 1, 2008 to February 1, 2010, we incurred $474,658 for labor and materials plus 10% (5% profit and 5% overhead) from Roberts Construction, and we incurred $74,569 for reimbursement of operating costs and expenses from Roberts Properties.
We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008. Under the terms of the arrangement, we will reimburse Roberts Properties the cost of providing consulting services in an amount equal to an appropriate hourly billing rate for an employee multiplied by the number of hours that the employee provided services to us. The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. From January 1, 2008 through February 1, 2010, we incurred $301,848 under this policy.
Determination of Director Independence
We have established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. Our Audit Committee is composed of Mr. Jones (Chairman) and Mr. Davis. Our board of directors has determined that each member of the Committee is “independent” under SEC Rule 10A-3 and Section 803A of the NYSE Amex listing standards. Our Compensation Committee is composed of Mr. Jones (Chairman) and Mr. Davis, and our Nominating and Governance Committee is composed of Mr. Jones (Chairman) and Mr. Davis. Our board of directors has determined that each of Mr. Davis and Mr. Jones is “independent” within the meaning of Section 803A of the NYSE Amex listing standards. There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

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
The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. We have stated this policy in our annual reports on Form 10-K since we became required to file reports with the SEC. In addition, under the applicable rules of the NYSE Amex Equities, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors.
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

Under the Code of Business Conduct and Ethics, the approval of conflicting interest transactions is two-pronged. As noted above, our board of directors has adopted and has long followed a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the NYSE Amex Equities, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. The Code of Business Conduct and Ethics provides that any transaction or relationship that is approved as described in this paragraph is in compliance with the Code, and that approval as described in this paragraph is not to be regarded as a waiver of the Code.
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
Audit Fees
For 2009
The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for 2009, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2009, were $135,750.
For 2008
The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for 2008, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2008, were $144,000.
Audit-Related Fees
We did not engage Reznick to provide, and Reznick did not bill us for, professional services that were reasonably related to the performance of the audit of our 2009 or 2008 financial statements, but which are not reported in the previous paragraph.
Tax Fees
For 2009
The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for 2009, were $18,000.

For 2008
The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for 2008, were $78,025.
All Other Fees
Reznick did not bill us for any services for the fiscal years ended December 31, 2009 and December 31, 2008 other than for the services described above.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Roberts Realty Investors, Inc.:
We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc., a Georgia corporation, and its subsidiary (together, the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Reznick Group, P.C.
Atlanta, Georgia
March 1, 2010

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

REAL ESTATE ASSETS:
Land	$11,375,734	$11,375,734
Buildings and improvements	21,530,802	25,521,272
Furniture, fixtures and equipment	704,558	619,181

	33,611,094	37,516,187
Less accumulated depreciation	(4,689,094)	(3,861,074)

Operating real estate assets	28,922,000	33,655,113
Construction in progress and real estate under development	44,440,391	52,305,712
Land held for investment	9,009,124	9,009,124

Net real estate assets	82,371,515	94,969,949

CASH AND CASH EQUIVALENTS	7,905,771	16,454,995

RESTRICTED CASH	1,322,408	925,521

INVESTMENTS	38,177	—

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $568,793 and $570,894 at December 31, 2009 and December 31, 2008, respectively	267,864	316,124

LEASE INTANGIBLES — Net of accumulated amortization of $467,850 and $465,087 at December 31, 2009 and December 31, 2008, respectively	203,808	322,954

OTHER ASSETS — Net	271,820	368,020

	$92,381,363	$113,357,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$14,040,668	$14,292,020
Construction notes payable	9,005,000	9,165,000
Land notes payable	20,675,000	21,252,000
Accounts payable and accrued expenses	498,020	655,701
Due to affiliates	66,441	52,878
Security deposits and prepaid rents	146,881	141,550
Distribution payable	—	2,362,909
Accrued expenses related to discontinued operations	23,781	23,781

Total liabilities	44,455,791	47,945,839

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	8,760,795	12,585,216

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 10,205,749 and 10,086,769 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	102,058	100,868
Additional paid-in capital	30,948,377	30,389,994
Treasury shares, at cost	(71,332)	(15,886)
Accumulated other comprehensive income	9,722	—
Retained earnings	8,175,952	22,351,532

Total shareholders’ equity	39,164,777	52,826,508

	$92,381,363	$113,357,563

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
OPERATING REVENUES:
Rental operations	$1,982,934	$2,246,946
Other operating income	335,105	352,568

Total operating revenues	2,318,039	2,599,514

OPERATING EXPENSES:
Personnel	40,421	53,550
Utilities	220,639	213,873
Repairs and maintenance	107,112	175,663
Real estate taxes	639,025	725,885
Marketing, insurance and other	112,145	98,520
General and administrative expenses	1,825,104	1,822,665
Bad debt expense	184,178	141,640
Write-off of lease intangibles (net)	5,254	30,846
Impairment loss on real estate assets	14,111,334	2,555,000
Depreciation and amortization expense	989,864	1,307,590

Total operating expenses	18,235,076	7,125,232

LOSS FROM OPERATIONS	(15,917,037)	(4,525,718)

OTHER INCOME (EXPENSE):
Interest income	121,901	299,200
Interest expense	(1,468,711)	(1,442,076)
Amortization of deferred financing and leasing costs	(176,581)	(202,376)

Total other expense	(1,523,391)	(1,345,252)

LOSS FROM CONTINUING OPERATIONS	(17,440,428)	(5,870,970)

INCOME FROM DISCONTINUED OPERATIONS	—	28,914,444

NET (LOSS) INCOME	(17,440,428)	23,043,474

(LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,264,848)	5,422,130

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(14,175,580)	$17,621,344

(LOSS) INCOME PER COMMON SHARE — BASIC AND DILUTED (Note 6):

Loss from continuing operations — basic	$(1.40)	$(0.46)
Income from discontinued operations — basic	—	2.27

Net (loss) income — basic	$(1.40)	$1.81

Loss from continuing operations — diluted	$(1.40)	$(0.47)
Income from discontinued operations — diluted	—	2.31

Net (loss) income — diluted	$(1.40)	$1.84

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares				Accumulated		Total
	Number of				Other		Share-
	Shares		Paid-In	Treasury	Comprehensive	Retained	holders’
	Shares Issued	Amount	Capital	Shares	Income	Earnings	Equity

BALANCE AS OF DECEMBER 31, 2007	5,812,463	$58,125	$27,590,845	$—	$—	$10,404,000	$38,052,970

Comprehensive income
Net income						17,621,344	17,621,344

Total comprehensive income							17,621,344

Purchase of treasury shares				(15,886)			(15,886)
Distributions declared	3,754,732	37,547				(5,673,812)	(5,636,265)
Conversion of operating partnership units to common shares	537,422	5,375	421,625				427,000
Restricted shares issued to employees, net of forfeitures	(17,848)	(179)	(36,659)				(36,838)
Amortization of deferred compensation			21,001				21,001
Adjustment for noncontrolling interest in the operating partnership			2,393,182				2,393,182

BALANCE AS OF DECEMBER 31, 2008	10,086,769	$100,868	$30,389,994	$(15,886)	$—	$22,351,532	$52,826,508

Comprehensive income
Other comprehensive income					9,722		9,722
Net loss						(14,175,580)	(14,175,580)

Total comprehensive loss							(14,165,858)

Purchase of treasury shares				(55,446)			(55,446)
Conversion of operating partnership units to common shares	118,980	1,190	119,578				120,768
Adjustment for noncontrolling interest in the operating partnership			438,805				438,805

BALANCE AS OF DECEMBER 31, 2009	10,205,749	$102,058	$30,948,377	$(71,332)	$9,722	$8,175,952	$39,164,777

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(17,440,428)	$23,043,474
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from discontinued operations	—	(28,914,444)
Depreciation and amortization	1,166,445	1,499,165
Amortization of above and below market leases	10,796	26,375
Amortization of deferred compensation	—	21,001
Loss on disposal of assets	24,810	—
Write-off of lease intangibles (net)	5,254	30,846
Impairment loss on real estate assets	14,111,334	2,555,000
Forfeiture of restricted stock	—	(36,838)
Changes in assets and liabilities:
Decrease in other assets	71,851	1,383
Increase (decrease) in due to affiliates	25,746	(123,973)
(Decrease) increase in accounts payable and other liabilities relating to operations	(103,987)	199,309

Net cash used in operating activities from continuing operations	(2,128,179)	(1,698,702)
Net cash provided by operating activities from discontinued operations	—	605,600

Net cash used in operating activities	(2,128,179)	(1,093,102)

INVESTING ACTIVITIES:
Purchase of equity securities	(28,455)	—
Payment of leasing costs	(21,072)	(34,087)
Increase in restricted cash	(396,887)	(599,111)
Decrease in accounts payable and other liabilities relating to investing	(64,207)	(357,516)
Development and construction of real estate assets	(2,405,676)	(3,868,808)

Net cash used in investing activities from continuing operations	(2,916,297)	(4,859,522)
Net cash provided by investing activities from discontinued operations	—	58,477,108

Net cash (used in) provided by investing activities	(2,916,297)	53,617,586

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(251,352)	(234,150)
Payment of loan costs	(113,886)	(182,099)
Repayment of construction note payable	(160,000)	(911,030)
Repayment of land notes payable	(577,000)	(815,000)
Repayment of insurance premium note payable	—	(90,073)
Repayment of line of credit	—	(400,000)
Purchase of treasury shares	(55,446)	(15,886)
Payment of distribution to shareholders and unitholders	(2,360,397)	(5,005,586)
Increase in accounts payable and other liabilities relating to financing activities	13,333	—

Net cash used in financing activities from continuing operations	(3,504,748)	(7,653,824)
Net cash used in financing activities from discontinued operations	—	(29,019,538)

Net cash used in financing activities	(3,504,748)	(36,673,362)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,549,224)	15,851,122

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,454,995	603,873

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,905,771	$16,454,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $762,847 and $1,193,766 for 2009 and 2008, respectively	$1,423,621	$2,449,235

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Development and construction of real estate assets due to, but not paid to, affiliates	$33,749	$45,932

Conversion of operating partnership units to common shares	$120,768	$427,000

Adjustments for noncontrolling interest in the operating partnership	$454,603	$2,393,182

Unrealized gain on available-for-sale securities	$9,722	$—

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily residential communities. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust (“REIT”).
Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, which are Georgia limited liability companies. Roberts Realty controls the operating partnership as its sole general partner and owner of a majority interest. Roberts Realty had an 81.72% ownership interest in the operating partnership at December 31, 2009 and an 80.76% ownership interest in the operating partnership at December 31, 2008.
At December 31, 2009, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	four neighborhood retail centers totaling 156,615 square feet;
•	one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters;
•	five tracts of land totaling 105.6 acres in various phases of development and construction; and
•	a 44-acre tract of land that is held for investment.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying consolidated financial statements include the consolidated accounts of Roberts Realty and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of Roberts Realty have been adjusted for the noncontrolling interest of the unitholders in the operating partnership.
The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). See Note 6, Shareholders’ Equity — Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009. The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The noncontrolling interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 18.72% for 2009 and 23.53% for 2008. There were 1,386,394 units outstanding as of December 31, 2009 and 1,458,630 units outstanding as of December 31, 2008. The noncontrolling interest of the unitholders was $8,760,795 at December 31, 2009 and $12,585,216 at December 31, 2008.

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
Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. On January 1, 2009, Roberts Realty adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820-10, Fair Value Measurements and Disclosures — Overall (FASB Staff Position (FSP) Statement of Financial Accounting Standard (SFAS) 157-2), to measure its non-financial asset and liabilities at fair value on a nonrecurring basis. Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis or other valuation technique. The analysis conducted by Roberts Realty in determining the impairment losses is described in Note 8 — Impairment Losses on Real Estate Assets and Fair Value Measurements.
The purchase price of acquired real estate assets is allocated to land, building, and intangible assets, in accordance with FASB ASC Topic 805, Business Combinations (SFAS No. 141 (revised 2007)). Roberts Realty allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The combined net value of above and below market leases acquired, net of accumulated amortization, was ($39,462) and ($28,677), and the unamortized remaining values are included in other assets on the consolidated balance sheets at December 31, 2009 and 2008, respectively. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable and are tested at least annually. Roberts Realty determined that, based on estimated future cash flows, the carrying amount of the fair value of the leases relating to the Retail/Office segment exceeded its fair value by $5,254 in 2009 and $30,846 in 2008. Accordingly, a non-cash impairment loss of that amount was recognized and is included in the write-off of fair value/market value of leases (net) in the statement of operations.

Expenditures directly related to the development, acquisition, and improvement of real estate assets are capitalized at cost as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, and insurance are capitalized. Interest expense is capitalized on qualifying assets during construction using a weighted average interest rate for all indebtedness. Interest capitalized was $762,847 for 2009 and $1,193,766 for 2008. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the lease. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of the in-place leases and any tenant improvement allowance is included in the depreciation and amortization expense on the operating statement with the operating real estate depreciable assets. Depreciation expense was $875,973 in 2009 and $1,142,026 in 2008.
Roberts Realty recognizes gains on sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment — Real Estate Sales (SFAS No. 66). If any significant continuing obligation exists at the date of the sale, Roberts Realty defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of Roberts Realty’s assets as of December 31, 2009 and 2008.
Cash and Cash Equivalents. Roberts Realty considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Roberts Realty maintains cash and cash equivalent balances with financial institutions that may at times exceed the limits for insurance provided by the Federal Depository Insurance Corporation. Roberts Realty has not experienced any losses related to these balances, and management believes its credit risk is minimal.
Restricted Cash. Restricted cash consists of retail and office security deposits, lender escrows held by third parties, and an interest reserve held by the lender.
Investments. During 2009, Roberts Realty purchased $28,455 in marketable equity securities. Roberts Realty classifies its marketable equity securities as available-for-sale, and marketable equity securities are reported at fair value in “Investments” on the consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as other comprehensive income in shareholders’ equity.
As of December 31, 2009, available-for-sale securities consisted of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
Marketable equity securities	$28,455	$9,858	$(136)	$38,177
Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on the straight-line method over the terms of the related debt. Although accounting principles generally accepted in the U.S. (“GAAP”) require that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Amortization of deferred financing costs was $153,989 for 2009 and $195,417 for 2008.

Revenue Recognition. Roberts Realty leases its multifamily properties under operating leases with terms generally one year or less. Commercial leases for Roberts Realty’s retail and office properties generally have terms of three to five years, with options to renew for an additional three to five years. Roberts Realty recognizes revenue for reimbursements from retail tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses such as electricity, water, sewer, and trash removal. Rental income from multifamily properties is recognized when collected, and rental income from retail and office properties is recognized when earned, which materially approximates revenue recognition on a straight-line basis. At December 31, 2009, future minimum rentals to be received by Roberts Realty under its retail and office leases, excluding reimbursements for operating expenses, are as follows:

Year	Amount

2010	$1,537,299
2011	1,346,016
2012	1,178,036
2013	593,420
2014	351,885
Thereafter	316,237

Total	$5,322,893

Income Taxes. Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), since 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes each year at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. As long as Roberts Realty continues to maintain its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. A reconciliation of Roberts Realty’s net (loss) income to its taxable loss for the years ending December 31, 2009 and 2008 is shown below.

	2009	2008

Net (loss) income	$(14,175,580)	$17,621,344

Adjustments to net income:
Gains from sale of real estate assets	—	1,123,656
Political campaign contributions	1,580	—
Loss from disposal of assets	(16,000)	—
Depreciation	170,000	(213,000)
Prepaid rents	32,000	(83,000)
Unearned compensation	—	2,000
Interest expense	(620,000)	(912,000)
Bad debt	336,000	(5,000)
Section 754 deduction	—	(487,000)
Meals and entertainment	1,000	1,000
Impairment loss	11,469,000	1,953,000
Fair market value of leases	4,000	23,000
Charitable contribution carryover	4,000	(1,000)

Taxable (loss) income before net operating losses and dividends paid deduction	$(2,794,000)	$19,023,000

Dividends paid deduction	—	(12,607,000)
Net operating loss carryforward	—	(6,416,000)

Taxable loss	$(2,794,000)	$—

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

2008

Long-term capital gains	65.5%
Unrecaptured section 1250 gains	34.5%
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
Recent Accounting Pronouncements. In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which was titled The Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Although the adoption of this statement did not materially affect Roberts Realty’s financial statements, Roberts Realty has revised the references to accounting literature within the notes to the condensed consolidated financial statements and elsewhere in this report to conform to the Codification. For convenience, Roberts Realty has also included a corresponding parenthetical reference to the pre-Codification literature.
On January 1, 2009, Roberts Realty adopted FASB ASC Topic 810-10, Consolidation — Overall (SFAS No. 160), which, in conjunction with other existing generally accepted accounting principles, established criteria used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). In conjunction with the issuance of FASB ASC Topic 810-10, EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, was revised to clarify the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. Roberts Realty determined that the noncontrolling interests related to the unitholders in the operating partnership met the criteria to be classified and accounted for as “temporary” equity (reflected outside of total equity).

The adoption of FASB ASC Topic 810-10 resulted in (a) the renaming of minority interest of unitholders in the operating partnership to noncontrolling interests — operating partnership, on our consolidated balance sheets, (b) the reclassification of minority interest of unitholders in the operating partnership to income (loss) attributable to noncontrolling interests, on our consolidated statements of operations, and (c) additional disclosures. These accounting changes were required to be retroactively applied for all periods presented.
Noncontrolling interests on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to “paid-in-capital” in our consolidated statements of shareholders’ equity. The following table details the components of noncontrolling interests related to unitholders in the operating partnership for the twelve months ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008

Beginning balance	$12,585,216	$11,715,497
Net (loss) income attributable to noncontrolling interest	(3,264,848)	5,422,130
Redemptions of noncontrolling partnership units	(120,768)	(426,999)
Distribution payable	—	(1,732,230)
Adjustments to noncontrolling interest in operating partnership	(438,805)	(2,393,182)

Ending balance	$8,760,795	$12,585,216

Net income attributable to noncontrolling interests in the operating partnership is no longer deducted when determining net income. The adoption of this standard had no effect on Roberts Realty’s net income available for common shareholders or its earnings per share.
In June 2009, the FASB issued FASB ASC Topic 810-10, Consolidation — Overall (SFAS No. 167). FASB ASC Topic 810-10 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. FASB ASC Topic 810-10 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. FASB ASC Topic 810-10 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. FASB ASC Topic 810-10 became effective for Roberts Realty on January 1, 2010. Roberts Realty currently has no VIEs, and FASB ASC Topic 810-10 will have no effect on Roberts Realty’s consolidated financial statements.
Effective June 30, 2009, Roberts Realty adopted the provisions of the Codification. This new guidance had no impact on Roberts Realty’s Consolidated Financial Statements. Roberts Realty has evaluated subsequent events in Note 12 — Subsequent Events through the filing date of this annual report on Form 10-K for the period ended December 31, 2009.
Certain reclassifications of prior year’s balances have been made to conform to the current format.

3.	ACQUISITIONS AND DISPOSITIONS
On June 24, 2008, Roberts Realty sold its Addison Place multifamily community for $60,000,000 or an average of $148,883 per unit, resulting in a gain of $28,347,666, of which $6,670,206 is attributable to noncontrolling interest. Net sales proceeds were $29,654,952 after deduction of:
(a)	$20,271,949 for a mortgage note payable assumed by the buyer,

(b)	$8,561,263 for a loan payoff,

(c)	$490,599 for an early termination fee, and

(d)	$1,021,237 for closing costs and prorations.
On August 5, 2008, Roberts Realty paid a special distribution of $0.66 per share/unit or $5,005,586 to the shareholders and unit holders of record on July 10, 2008.
On December 17, 2009, Roberts Realty entered into two sales contracts with Peachtree Corners Circle, LLC and purchased a 1.004-acre parcel of land on Peachtree Corners Circle and an adjacent 0.154-acre strip along Peachtree Corners Circle for a total cash purchase price of $267,000. Mr. Roberts owned a controlling interest in Peachtree Corners Circle, LLC. The transaction is described in Note 9 — Related Party Transactions.
4.	DISCONTINUED OPERATIONS
Roberts Realty reports the results of operations and the gains or losses from sold properties in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment - Overall (SFAS No. 144). Gains and losses and results of operations from sold properties are listed separately on the consolidated statements of operations. Interest expense on any sold property, along with all expenses related to the retirement of debt, are included in discontinued operations in the year incurred on the consolidated statements of operations.

For 2009, there were no discontinued operations. For 2008, income from discontinued operations consisted of the operating activities of the 403-unit Addison Place multifamily community, which Roberts Realty sold on June 24, 2008. The sales price for Addison Place was $60,000,000, which resulted in a net gain on sale of $28,347,666. The following table summarizes the revenue and expenses classified as discontinued operations for 2008 (unaudited):

Year Ended
December 31, 2008
OPERATING REVENUES:
Rental operations	$2,544,434
Other operating income	170,737

Total operating revenues	2,715,171

OPERATING EXPENSES:
Personnel	302,565
Utilities	136,715
Repairs and maintenance	306,781
Real estate taxes	287,463
Marketing, insurance and other	140,079
General and administrative expenses	41,137

Total operating expenses	1,214,740

INCOME FROM OPERATIONS	1,500,431

OTHER EXPENSE:
Interest expense	(915,624)
Amortization of deferred financing & leasing costs	(18,029)

Total other expense	(933,653)

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE OF REAL ESTATE ASSET	566,778

GAIN ON SALE OF REAL ESTATE ASSET	28,347,666

INCOME FROM DISCONTINUED OPERATIONS	$28,914,444

5.	NOTES PAYABLE
Roberts Realty has three types of debt:
1.	Mortgage notes secured by its operating properties;

2.	Construction loans secured by other real estate assets; and

3.	Land loans used to purchase undeveloped land.
The details of each of the three types of debt are summarized below. For each loan excluding the permanent mortgage notes, the operating partnership or its wholly owned subsidiary is the borrower, and Roberts Realty is the guarantor.
Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at December 31, 2009 and 2008 were as follows (in order of maturity date):

		Fixed
		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/09	12/31/09	12/31/08

Grand Pavilion Retail Center	07/11/13	5.43%	6,499,986	6,625,210
Spectrum at the Mall of Georgia	05/01/14	5.68%	4,972,913	5,059,141
Bassett Retail Center	10/01/19	8.47%	2,567,769	2,607,669

Total			$14,040,668	$14,292,020

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
Construction Loans. Roberts Realty’s Northridge office building secures a loan with a principal balance of $3,005,000 as of December 31, 2009 and $3,165,000 as of December 31, 2008. On July 23, 2008, Roberts Realty paid down the principal amount of the loan by $374,000 and extended the maturity date to September 10, 2010. Under the extended term, monthly payments consist of a fixed principal amount of $13,333 and interest at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 3.75%. The loan has a balloon payment at maturity of $2,911,667 plus accrued interest.
Roberts Realty’s Addison Place Shops retail center secures a loan with a principal balance of $6,000,000 as of December 31, 2009 and 2008. On August 28, 2008, Roberts Realty paid down the principal amount of the loan by $363,000 and extended the maturity date to April 30, 2010. Under the extended term, monthly payments consist of interest only at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 3.50%. The loan has a balloon payment at maturity of $6,000,000 plus accrued interest.
Land Loans. Roberts Realty’s Westside land secures a loan with a principal balance of $6,000,000 as of December 31, 2009 and 2008. On August 28, 2008, Roberts Realty paid down the principal amount of the loan by $480,000 and extended the maturity date to February 27, 2010. Under the extended term, monthly payments consist of interest only at the 30-day LIBOR rate plus 200 basis points, with an interest rate floor of 3.75%. The loan has a balloon payment at maturity of $6,000,000 plus accrued interest.
Roberts Realty’s Bradley Park land secures a loan with a principal balance of $3,000,000 as of December 31, 2009. On July 23, 2008, Roberts Realty paid down the principal amount of the loan by $335,000 and extended the maturity date to February 28, 2010. Under the extended term, monthly payments consist of interest only at the 30-day LIBOR rate plus 175 basis points, with a balloon payment at maturity of $3,000,000 plus accrued interest.
Roberts Realty’s Highway 20 land secures a loan with a principal balance of $3,500,000 as of December 31, 2009 and $4,077,000 as of December 31, 2008. On April 8, 2009, Roberts Realty refinanced its $4,077,000 loan and paid down the principal amount of the loan by $577,000. The maturity date was extended to October 18, 2010.
Roberts Realty’s Peachtree Parkway land secures a loan with a principal balance of $8,175,000 as of December 31, 2009 and 2008. On July 17, 2009, Roberts Realty closed an amendment to its $8,175,000 loan that extended the maturity date of the loan to July 31, 2010 on substantially the same terms as before, except as specifically described below.

In connection with the amendment, Roberts Realty established at closing a $450,000 cash collateral account as an interest reserve. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 350 basis points, with a LIBOR index rate floor of 2.00%. The loan remains secured by Roberts Realty’s 23.5 acre parcel fronting Peachtree Parkway (Highway 141) in Gwinnett County, Georgia and is cross-collateralized with an additional security interest in Roberts Realty’s 9.8-acre North Springs land parcel on Peachtree Dunwoody Road in Sandy Springs, Georgia. The lender agreed to release its security interest in the North Springs land parcel if Roberts Realty pays down the loan by $4,425,000 to reduce its principal balance to $3,750,000.
Line of Credit. Roberts Realty $2,500,000 unsecured, revolving line of credit matured on September 1, 2009. There was no outstanding balance on its maturity date, and Roberts Realty did not renew the line of credit.
The scheduled principal payments of all debt outstanding at December 31, 2009 are as follows:

2010	$29,925,567
2011	282,376
2012	297,738
2013	6,256,980
2014	4,644,299
Thereafter	2,313,708

Total	$43,720,668

At December 31, 2009, the weighted average interest rate on Roberts Realty’s short-term debt was 4.22%. The amount of interest expense that was capitalized was $762,847 for 2009 and $1,193,766 for 2008. Fixed rate mortgage debt with an aggregate carrying value of $14,040,668 at December 31, 2009 has an estimated approximate fair value of $13,932,679 based on interest rates available to Roberts Realty for debt with similar terms and maturities. Real estate assets having a combined depreciated cost of $17,070,177 served as collateral for the outstanding mortgage debt at December 31, 2009.
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

Exchanges of Units for Shares. During 2008, a total of 11,895 units were exchanged for an equal number of shares. In accordance with the revised conversion ratio explained in the previous paragraph, a total of 319,080 units were exchanged for 525,527 shares on December 30 and 31, 2008. (These exchanges occurred after the December 29, 2008 record date for the special distribution.) Of those 525,527 shares, 319,080 shares were issued on the exchange date, and the remainder were issued on January 29, 2009 concurrently with the special distribution.
During 2009, a total of 72,236 units were exchanged for 118,980 shares. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty’s stock price on the date of conversion.
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
During the third quarter of 2006, Roberts Realty adopted the provisions of FASB ASC Topic 718, Compensation — Stock Compensation (SFAS No. 123R), which requires share-based compensation cost be measured at the date of grant based on the fair value of the award and be recognized in the statements of operations as an expense on a straight-line basis over the requisite service period, which is the vesting period. There was no stock compensation expense for 2009, and stock compensation income was $21,001 for 2008 as a result of forfeiture of shares.
There were no grants, forfeitures, or vesting of shares during 2009, and there were no unvested shares of restricted stock outstanding at December 31, 2009. There was no restricted stock activity during 2009. The following table shows the restricted stock activity for 2008 (in shares):

	Number of Unvested	Weighted Grant
	Shares of	Date Fair Value
	Restricted Stock	Per Share

Balance December 31, 2007	19,386	$7.70
Granted	2,000	6.50
Forfeited	(19,848)	7.67
Vested	(1,538)	6.50

Balance December 31, 2008	0	—

Quarterly Dividends. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.

Treasury Stock. In September 1998, Roberts Realty’s board of directors authorized a stock repurchase plan of up to 400,000 shares of our outstanding common stock. Roberts Realty repurchased 362,588 shares for $2,764,000 prior to 2002. On December 2, 2008, Roberts Realty’s board of directors amended the stock repurchase program to authorize the company to repurchase up to 300,000 shares of its outstanding common stock (including the remaining 37,412 shares under the plan before that amendment). Roberts Realty subsequently announced on January 13, 2009 that its board of directors amended its stock repurchase plan to authorize Roberts Realty to repurchase up to 600,000 shares of its outstanding common stock. Under the plan, as of December 31, 2009, Roberts Realty had authority to repurchase an additional 540,362 shares under the plan. The plan does not have an expiration date.
Roberts Realty repurchased 8,400 shares of its common stock for $15,886 during 2008 and repurchased 59,638 shares of its common stock for $55,446 during 2009. In addition, Roberts Realty received 4,680 shares on January 29, 2009 in the stock distribution of $1.25 per share described above.
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
The following table reconciles (a) our shares issued and outstanding at December 31, 2009 and 2008 according to the official records of our transfer agent to (b) our shares outstanding at December 31, 2009 and 2008 as shown in the consolidated financial statements:

	December 31,
	2009	2008

Shares issued and outstanding according to transfer agent	10,205,749	6,125,590

Shares issued January 29, 2009, pursuant to the special distribution declared on December 18, 2008 to shareholders of record on December 29, 2008	—	3,754,732

Shares issued January 29, 2009, to unitholders who exchanged units for shares in 2008 after the December 29, 2008 record date	—	206,447

Shares outstanding as shown in the consolidated financial statements	10,205,749	10,086,769

The reconciliations of income available to common shareholders and weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations are detailed below.

	2009	2008

Net loss available for common shareholders — basic	$(14,175,580)	$(4,489,531)

Loss attributable to noncontrolling interest	(3,264,848)	(1,381,439)

Loss from continuing operations — diluted	$(17,440,428)	$(5,870,970)

Income from discontinued operations — basic	—	22,110,875

Income from discontinued operations attributable to noncontrolling interest	—	6,803,569

Income from discontinued operations — diluted	$—	$28,914,444

Net (loss) income — diluted	$(17,440,428)	$23,043,474

Weighted average shares — basic	10,151,536	9,763,210
Dilutive securities — weighted average units	2,337,651	2,731,276

Weighted average shares — diluted	12,489,187	12,494,486

7.	SEGMENT REPORTING
FASB ASC Topic 280-10, Segment Reporting — Overall (SFAS No. 131), established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty’s chief operating decision maker is Mr. Roberts, its Chief Executive Officer.
Roberts Realty develops, constructs, owns, and manages multifamily communities, neighborhood retail centers, and one office building, all of which are currently located in Georgia. As a result, Roberts Realty has four reportable operating segments:
1.	the multifamily segment, which consists of operating multifamily communities;
2.	the retail/office segment, which consists of operating retail centers and an office building;
3.	the land segment, which consists of various tracts of land that are either under development and construction or held for investment; and
4.	the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following table summarizes the operating results of Roberts Realty’s reportable segments for 2009. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 105.6 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses. There was no activity in the multifamily segment for 2009. In 2008, the multifamily segment was composed of the Addison Place multifamily community, which Roberts Realty sold on June 24, 2008.
Twelve Months Ended December 31, 2009

	Retail/
	Office	Land	Corporate	Total

Operating revenues — continuing	$1,970,259	$12,675	$—	$1,982,934
Other operating income	319,853	—	15,252	335,105

Total operating revenues from consolidated entities	2,290,112	12,675	15,252	2,318,039

Operating expenses — continuing	5,278,816	10,392,145	1,574,251	17,245,212
Depreciation and amortization expense	976,311	—	13,553	989,864

Total operating expenses from consolidated entities	6,255,127	10,392,145	1,587,804	18,235,076

Other (expense) income	(1,252,672)	(387,770)	117,051	(1,523,391)

Consolidated loss from continuing operations	(5,217,687)	(10,767,240)	(1,455,501)	(17,440,428)

Income from discontinued operations (Note 4)	—	—	—	—

Net loss	(5,217,687)	(10,767,240)	(1,455,501)	(17,440,428)

Loss attributable to noncontrolling interest	(976,751)	(2,015,627)	(272,470)	(3,264,848)

Net loss available for common shareholders	$(4,240,936)	$(8,751,613)	$(1,183,031)	$(14,175,580)

Total assets at December 31, 2009	$30,096,403	$53,512,273	$8,772,687	$92,381,363

The following table summarizes the operating results of Roberts Realty’s reportable segments for 2008. The multifamily segment is composed of the Addison Place multifamily community, which was sold on June 24, 2008 and is reflected in discontinued operations. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) five tracts of undeveloped land totaling 104 acres in various phases of development; and (b) one tract of undeveloped land totaling 44 acres that is held for investment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.
Twelve Months Ended December 31, 2008

		Retail/
	Multifamily	Office	Land	Corporate	Total

Operating revenues — continuing	$—	$2,234,271	$12,675	$—	$2,246,946
Other operating income	—	346,296	—	6,272	352,568

Total operating revenues from consolidated entities	—	2,580,567	12,675	6,272	2,599,514

Operating expenses — continuing	—	3,790,721	342,305	1,684,616	5,817,642
Depreciation and amortization expense	—	1,292,617	—	14,973	1,307,590

Total operating expenses from consolidated entities	—	5,083,338	342,305	1,699,589	7,125,232

Other (expense) income	—	(1,430,308)	(174,841)	259,897	(1,345,252)

Consolidated loss from continuing operations	—	(3,933,079)	(504,471)	(1,433,420)	(5,870,970)

Income from discontinued operations (Note 4)	28,914,444	—	—	—	28,914,444

Net income (loss)	28,914,444	(3,933,079)	(504,471)	(1,433,420)	23,043,474

Income (loss) attributable to noncontrolling interest	6,803,569	(925,453)	(118,702)	(337,284)	5,422,130

Net income (loss) available for common shareholders	$22,110,875	$(3,007,626)	$(385,769)	$(1,096,136)	$17,621,344

Total assets at December 31, 2008	$—	$34,938,022	$61,400,184	$17,019,357	$113,357,563

8.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS AND FAIR VALUE MEASURMENTS
Impairment Loss on Real Estate Assets
Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment - Overall (SFAS No. 144). During the year ended December 31, 2009, the deterioration of the economy and resulting decline in real estate market values led management to evaluate the recoverability of its real estate assets. Management determined that the previous carrying values on three retail centers and three land parcels would not be fully recovered.
Non-Cash Impairments on Operating Real Estate Assets. FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) rental rates, (4) operating costs, (5) tenant occupancy, and (6) holding period. A change in the assumptions used to determine future cash flows could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from those estimates. Roberts Realty’s determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by management. With respect to its retail centers, Roberts Realty used lower estimates for lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions. As a result of these estimates, during 2009 Roberts Realty recorded non-cash impairment losses of $1,411,000 on the Grand Pavilion retail center, $1,884,922 on the Addison Place Shops retail center, and $699,948 on the Bassett retail center. During 2008, Roberts Realty recorded non-cash impairment losses of $1,255,000 on the Northridge office building and $1,300,000 on the Spectrum retail center.
Non-Cash Impairments on Real Estate Under Development. In accordance with FASB ASC Topic 360-10, Roberts Realty values land parcels at the lower of carrying value or fair value. As a result of changing market conditions in the real estate industry, Roberts Realty reduced the fair value of three properties: Peachtree Parkway, Northridge, and North Springs. Roberts Realty’s determination of the fair value of the Peachtree Parkway property and the Northridge property is based on a discounted future cash flow analysis. The expected cash flows of these properties depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) occupancy, and (6) an estimated construction budget. In its determination of the fair value of the North Springs property, Roberts Realty took into account the estimated value of the property’s office, retail, condominium, and multifamily unit density, in addition to the value of the entitlements, development work, and other improvements that have been made to the property. For 2009, Roberts Realty recognized non-cash impairment losses of $2,385,284 on the Northridge property, $3,975,273 on the North Springs property, and $3,754,907 on the Peachtree Parkway property.

Fair Value Measurements
FASB ASC Topic 820, Fair Value Measurement and Disclosures (SFAS No. 157), defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
•	Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities;
•	Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and
•	Level 3 — unobservable inputs that are used when little or no market data is available.
The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, Roberts Realty uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of financial and non-financial assets and liabilities. Accordingly, the fair values presented in the financial statements may not reflect the amounts that may ultimately be realized on a sale or other disposition of these assets.
Assets that are measured at fair value on a recurring basis consist of marketable securities. The following table provides the balances for those assets required to be measured at fair value on a recurring basis during the year ended December 31, 2009.

		As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Marketable securities	$38,177	$38,177	—	—
Assets measured at fair value on a nonrecurring basis consist of real estate assets that have been written-down to estimated fair value during 2009 and 2008. The table provides the balances for those assets required to be measured at fair value on a nonrecurring basis during the years ended December 31, 2009 and 2008.

		As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$18,278,152	—	—	$18,278,152
Real estate under development	31,991,110	—	—	31,991,110

Total assets	$50,269,262	—	—	$50,269,262

		As of December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$10,887,790	—	—	$10,887,790

9.	RELATED PARTY TRANSACTIONS
Transactions with Mr. Charles S. Roberts and His Affiliates
Roberts Realty enters into contractual commitments in the normal course of business with Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction,” and together with Roberts Properties, the “Roberts Companies”). Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. Under the charter for the audit committee of Roberts Realty’s board of directors, related party transactions are also subject to appropriate review and oversight by the audit committee. In entering into the transactions described below, Roberts Realty complied with those policies.
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

Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into design and development agreements with Roberts Properties on the four projects listed in the following table:

		Amounts
	Total	Incurred in	Remaining
	Contract	2008 and	Contractual
	Amount	2009	Commitment

North Springs	$1,780,000	$791,111	$0
Peachtree Parkway	1,460,000	300,000	0
Bradley Park	770,000	670,000	0
Highway 20	1,050,000	0	950,000

	$5,060,000	$1,761,111	$950,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10 percent (5% for overhead and 5% for profit) contracts with Roberts Construction on Addison Shops Building D, Bradley Park, Northridge, Peachtree Parkway, Highway 20, and North Springs. For Addison Shops Building D, Bradley Park, Northridge, and Peachtree Parkway, the table below summarizes certain information regarding the estimated contract amount and amounts incurred on these contracts. For Highway 20 and North Springs, Roberts Realty has not completed the estimated costs of the projects. Roberts Realty has incurred the following costs in 2008 and 2009: $4,921 on Highway 20 and $111,766 on North Springs.

	Actual/	Amounts	Estimated
	Estimated	Incurred in	Remaining
	Contract	2008 and	Contractual
	Amount	2009	Commitment

Addison Place Shops — Bldg D	$421,731	$35,391	$—
Bradley Park	13,363,000	393,286	12,961,840
Northridge	20,401,000	439,994	19,961,006
Peachtree Parkway	27,212,000	34,048	27,105,309

	$61,397,731	$902,719	$60,028,155

Land Acquisitions. On December 17, 2009, Roberts Realty entered into two sales contracts with Peachtree Corners Circle, LLC, and purchased a 1.004-acre parcel of land on Peachtree Corners Circle and an adjacent 0.154-acre strip along Peachtree Corners Circle (collectively, the “purchased property”) for a total cash purchase price of $267,000. Mr. Roberts owned a controlling interest in Peachtree Corners Circle, LLC. Mr. Roberts agreed to sell the property to Roberts Realty for 60% of the average of the two appraised values to allow Roberts Realty to improve its property. Two independent appraisals were performed on the purchased property for Roberts Realty’s board of directors, and the average of the two appraised values was $445,000. The purchase price of each parcel was equal to 60% of the average appraised value. The purchased property is located adjacent to Roberts Realty’s Peachtree Parkway land parcel.
Other Fees. At the request of Roberts Realty, Roberts Construction performed repairs and tenant improvements for new leases at the retail centers and office building. Roberts Realty paid Roberts Construction for labor and materials plus 10% (5% for profit and 5% for overhead) in the amounts of $196,880 in 2009 and $261,603 in 2008. Affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $152,181 during 2009 and $207,853 during 2008.
Office Leases. Roberts Realty has entered into lease agreements with each of the Roberts Companies at a rate of $20.00 per rentable square foot through December 31, 2009. For each of 2009 and 2008, Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $143,800.
10.	COMMITMENTS AND CONTINGENCIES
Roberts Realty has five projects in various phases of development and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 9 — Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction a general contractor fee equal to cost plus 10% (5% overhead and 5% profit). Roberts Realty estimates the remaining construction costs of the Bradley Park, Northridge, and Peachtree Parkway projects, including contractor fees payable to Roberts Construction, to be approximately $14,249,000 for Bradley Park, $21,799,000 for Northridge, and $28,864,000 for Peachtree Parkway. Roberts Realty has not yet estimated the costs of the Highway 20 and North Springs projects because the architectural design, land planning, floor plans, and other details have not been finalized.

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, and Peachtree Parkway projects. At December 31, 2009, outstanding commitments on these contracts totaled $228,546.
At December 31, 2009, Roberts Realty had one $500,000 letter of credit outstanding. The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2010.
Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.
As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. At December 31, 2009, there were 1,386,394 units outstanding that could be exchanged for shares, subject to the conditions described above.
Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2009.
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

Management’s Business Plan. Management continues to focus on improving Roberts Realty’s liquidity and balance sheet. Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative cash flow is primarily due to its six tracts of undeveloped land and low occupancy at two of its retail centers. As of February 26, 2010, Roberts Realty has five loans with a principal balance of $26,666,667 that mature within the next 12 months. Management’s plan is to renew these loans as they come due and extend their maturity dates at least twelve months. Management of Roberts Realty believes that its long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend its maturing loans or find alternative funding and raise additional capital for development. However, current economic conditions and the tight lending environment create uncertainty regarding whether the maturing loans will be extended or refinanced as planned. If Roberts Realty were required to use its current cash balances to pay down existing loans, those repayments and the corresponding reductions in Roberts Realty’s cash could adversely affect Roberts Realty’s ability to execute its plans as described further below. Management believes that the most important uses of Roberts Realty’s capital resources will be:
(a)	to provide working capital to cover its negative operating cash flow; and
(b)	to invest in the development of two new multifamily communities to enable Roberts Realty to raise the required equity to construct these communities.
Management is focusing on its core business of developing, building, leasing, operating, and selling high quality multifamily communities for cash flow and long-term appreciation. Management has reduced its debt and is working to decrease its negative cash flow. Management intends to continue these efforts.
Retail Centers and Office Building. Because the retail sector has taken the brunt of this severe recession, Roberts Realty’s retail centers have struggled with occupancy as tenants have continued to fail. Management anticipates that the performance of the retail centers will continue to be weak until the economy strengthens. Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging. In spite of this difficult environment, however, management is committed to increasing the occupancy of both the retail centers and office building so they can be positioned for sale. In addition to considering the sale of these assets, Roberts Realty may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types. Roberts Realty also intends to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.
Land Parcels Held for Development and Construction. Roberts Realty is moving forward with the development and construction of its next two multifamily communities: Bradley Park and Northridge. Despite the very challenging economic conditions, management believes this is an opportune time to create new multifamily assets. Management believes that in this difficult economic climate, Roberts Realty can build at lower construction costs and create value for shareholders as Roberts Realty has historically done during economic downturns and recessions. Roberts Realty is currently seeking to obtain construction loans for the Bradley Park and Northridge communities.
To provide the equity for construction, Roberts Realty may sell one or more of its land parcels to independent purchasers. Roberts Realty is also considering forming joint ventures, partnerships, and raising equity privately. Roberts Realty is in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors. Roberts Realty may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties that would raise equity privately for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community on it.

Roberts Realty would pay down its debt with all or substantial portions of: the purchase price paid by a purchaser of a property; the equity contribution of a joint venture partner; or the equity Roberts Realty raises privately.
Possible Sale of the Entire Company. In an effort to maximize shareholder value, Roberts Realty remains open to any transaction that would be in the best interests of its shareholders, although management has not decided to put the company up for sale. Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. In three cases Roberts Realty entered into mutual confidentiality agreements. To date, Roberts Realty has not entered into any letter of intent or agreement for such a transaction, primarily because discussions with interested parties did not reflect the values management believes are inherent in its real estate assets. Management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward shareholders and maximize their value.
11.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Year Ended December 31, 2009
Total operating revenues	$588,128	$594,520	$561,323	$574,068
Loss from operations	(1,930,164)	(5,758,860)	(461,114)	(7,766,899)
Loss from continuing operations	(2,247,586)	(6,170,926)	(860,088)	(8,161,828)
Income (loss) from discontinued operations	—	—	—	—
Net loss	(2,247,586)	(6,170,926)	(860,088)	(8,161,828)
Per share (diluted):
Loss from continuing operations	$(0.18)	$(0.49)	$(0.07)	$(0.66)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.18)	$(0.49)	$(0.07)	$(0.66)

Year Ended December 31, 2008
Total operating revenues	$628,234	$663,301	$653,434	$654,545
Loss from operations	(442,690)	(379,573)	(1,692,344)	(2,011,111)
Loss from continuing operations	(889,302)	(768,196)	(1,921,564)	(2,291,908)
Income (loss) from discontinued operations	324,357	28,590,513	45	(471)
Net (loss) income	(564,945)	27,822,317	(1,921,519)	(2,292,379)
Per share (diluted):
Loss from continuing operations	$(0.07)	$(0.06)	$(0.15)	$(0.19)
Income from discontinued operations	0.03	2.29	—	—

Net (loss) income	$(0.04)	$2.23	$(0.15)	$(0.19)

12.	SUBSEQUENT EVENTS
Bradley Park Land Loan Renewal. On February 9, 2010, Roberts Realty renewed its $3,000,000 Bradley Park land loan and extended the maturity date of the loan to April 28, 2011. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 225 basis points, with an interest rate floor of 5.0%.
Westside Land Loan Extension. On February 23, 2010, Roberts Realty extended the maturity date of its $6,000,000 Westside land loan to April 28, 2010. The remaining terms are the same as before.
Office Leases. Effective as of January 1, 2010, Roberts Realty renewed its leases with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a new rental rate of $18.53 per rentable square foot. The effective rental rate is consistent with an October 2009 lease agreement between Roberts Realty and an unrelated third party at the Northridge office building. The Roberts Companies have the right to expand their rentable square footage at the new rental rate.

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

10.1.2
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

Exhibit No.	Description

10.1.9
First Amendment to Lease dated December 30, 2009 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 30, 2009.]

10.1.10
First Amendment to Lease dated December 30, 2009 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 30, 2009.]

Addison Place Shops

10.2.1
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

10.4.2
Design and Development Agreement among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties, Inc. for the Peachtree Parkway land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 12, 2005.]

10.4.3
Amendment Number 1 to Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 6, 2006.]

10.4.4
Construction Contract among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties Construction, Inc. for the Peachtree Parkway land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 12, 2005.]

10.4.6
Amendment Number 1 to Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 6, 2006.]

10.4.6
Sales Contract dated December 17, 2009 between Peachtree Corners Circle, LLC and Roberts Properties Residential, L.P. (1.004-acre parcel on Peachtree Corners Circle). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 17, 2009.]

Exhibit No.	Description

10.4.7
Sales Contract dated December 17, 2009 between Peachtree Corners Circle, LLC and Roberts Properties Residential, L.P. (0.154-acre strip along Peachtree Corners Circle). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 17, 2009.]

North Springs (formerly Peachtree Dunwoody)

10.5.1
Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

10.5.2
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.5.3
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

Bradley Park

10.6.1
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Sawmill land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

10.6.2
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Sawmill land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated August 9, 2005.]

Highway 20

10.7.1
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.7.2
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

Exhibit No.	Description

Compensation Agreements and Arrangements, and Restricted Stock Plan

10.8.1
Determination of compensation arrangements for the interim Chief Financial Officer of Roberts Realty Investors, Inc. [Incorporated by reference to Item 5.02 in our current report on Form 8-K dated May 31, 2006.]

10.8.2	2006 Roberts Realty Investors, Inc. Restricted Stock Plan. [Incorporated by reference to Annex A to the registrant’s definitive proxy statement filed July 20, 2006.]

10.8.3
Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.8.4	Compensation arrangement for Wm. Jarell Jones, effective February 4, 2008. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 4, 2008.]

10.8.5	Modification of compensation arrangement for Wm. Jarell Jones, effective July 1, 2008. [Incorporated by reference to Item 1.02 in our current report on Form 8-K dated August 22, 2008.]

10.8.6
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

Exhibit No.	Description

10.11.6
Deed to Secure Debt and Assignment of Rents dated April 28, 2008, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 28, 2008.]

10.11.7	Letter Agreement from Wachovia Bank, N.A. dated April 27, 2009. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 27, 2009.]

10.11.8
Third Consolidated Amendatory Agreement dated July 17, 2009 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 17, 2009.]

10.11.9
Second Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated July 17, 2009 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 17, 2009.]

Other Exhibits:

21	Subsidiaries of Roberts Realty Investors, Inc.

23	Consent of Independent Registered Public Accounting Firm — Reznick Group, P.C.

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: March 1, 2010

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

Signature	Title	Date

/s/ Charles S. Roberts Charles S. Roberts	Chairman of the Board, Chief Executive Officer and President	March 1, 2010

/s/ Charles R. Elliott Charles R. Elliott	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 1, 2010

/s/ John L. Davis John L. Davis	Director	March 1, 2010

/s/ Wm. Jarell Jones Wm. Jarell Jones	Director	March 1, 2010