Form 10-Q
period 2010-03-31
ROBERTS REALTY INVESTORS INC
filed 2010-04-30
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2010

Common Stock, $.01 par value per share	10,267,223 shares

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
Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including extensions of our loans that mature in the next 12 months; development and construction of new multifamily communities; the possible sale of one or more properties; and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including industry and economic conditions, competition and other factors discussed in this report and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.
For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
ASSETS
REAL ESTATE ASSETS — At cost:
Land	$11,375,734	$11,375,734
Buildings and improvements	21,530,802	21,530,802
Furniture, fixtures and equipment	620,881	704,558

	33,527,417	33,611,094
Less accumulated depreciation	(4,848,907)	(4,689,094)

Operating real estate assets	28,678,510	28,922,000
Construction in progress and real estate under development	23,537,982	23,109,456
Land held for investment or future development	30,346,040	30,340,059

Net real estate assets	82,562,532	82,371,515

CASH AND CASH EQUIVALENTS	6,490,537	7,905,771

RESTRICTED CASH	1,642,690	1,322,408

INVESTMENTS	41,600	38,177

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $599,475 and $568,793 at March 31, 2010 and December 31, 2009, respectively	234,614	267,864

LEASE INTANGIBLES — Net of accumulated amortization of $487,959 and $467,850 at March 31, 2010 and December 31, 2009, respectively	183,700	203,808

OTHER ASSETS — Net	257,211	271,820

	$91,412,884	$92,381,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$13,972,476	$14,040,668
Construction notes payable	8,965,000	9,005,000
Land notes payable	20,675,000	20,675,000
Accounts payable and accrued expenses	553,451	498,020
Due to affiliates	58,237	66,441
Security deposits and prepaid rents	139,476	146,881
Liabilities related to discontinued operations	—	23,781

Total liabilities	44,363,640	44,455,791

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	8,370,061	8,760,795

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 10,267,223 and 10,205,749 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	102,673	102,058
Additional paid-in capital	31,181,108	30,948,377
Treasury shares, at cost	(71,332)	(71,332)
Accumulated other comprehensive income	13,146	9,722
Retained earnings	7,453,588	8,175,952

Total shareholders’ equity	38,679,183	39,164,777

	$91,412,884	$92,381,363

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$496,799	$504,287
Other operating income	84,407	83,841

Total operating revenues	581,206	588,128

OPERATING EXPENSES:
Personnel	13,400	9,791
Utilities	70,346	63,094
Repairs and maintenance	23,064	21,050
Real estate taxes	170,868	174,892
Marketing, insurance and other	24,671	22,870
General and administrative expenses	399,760	515,814
Bad debt expense	76,312	8,781
Write-off of leasehold improvements and leasing costs	82,307	—
Impairment loss on real estate assets	—	1,411,000
Depreciation and amortization	195,131	291,000

Total operating expenses	1,055,859	2,518,292

LOSS FROM OPERATIONS	(474,653)	(1,930,164)

OTHER (EXPENSE) INCOME:
Interest income	14,877	47,093
Interest expense	(381,843)	(298,797)
Amortization of deferred financing & leasing costs	(38,133)	(65,718)

Total other expense	(405,099)	(317,422)

NET LOSS	(879,752)	(2,247,586)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(157,388)	(427,716)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(722,364)	$(1,819,870)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 6):

Net loss — basic and diluted	$(0.07)	$(0.18)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(879,752)	$(2,247,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,264	356,718
Amortization of above and below market leases	(2,870)	5,875
Write-off of leasehold improvements and leasing costs	83,557	—
Impairment loss on real estate assets	—	1,411,000
Change in assets and liabilities:
Decrease in other assets	17,308	3,904
(Decrease) increase in due to affiliates	(17,077)	5,022
Increase in accounts payable, accrued expenses and other liabilities relating to operations	31,803	285,976

Net cash used in operating activities	(533,767)	(179,091)

INVESTING ACTIVITIES:
Payment of leasing costs	—	(1,656)
Increase in restricted cash	(320,282)	(105,092)
Increase (decrease) in accounts payable and other liabilities relating to investing activities	5,385	(63,294)
Development and construction of real estate assets	(430,457)	(560,502)

Net cash used in investing activities	(745,354)	(730,544)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(68,192)	(64,403)
Payment of loan costs	(14,977)	(10,000)
Repayment of construction note payable	(40,000)	(40,000)
Purchase of treasury stock	—	(7,982)
Payment of distribution on common shares	—	(1,809,307)
Payment of distribution on noncontrolling interest	—	(551,090)
(Decrease) increase in accounts payable and other liabilities relating to financing activities	(12,944)	23,023

Net cash used in financing activities	(136,113)	(2,459,759)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,415,234)	(3,369,394)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,905,771	$16,454,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,490,537	$13,085,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $156,609 and $221,233 for the three months ended March 31, 2010 and March 31, 2009, respectively	$387,804	$219,534

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Development and construction of real estate assets due to but not paid to affiliates	$42,622	$179,229

Conversion of operating partnership units to common shares	$37,324	$24,048

Adjustments for noncontrolling interest in the operating partnership	$(135,647)	$(173,918)

Unrealized gain on available-for-sale securities	$3,424	$—

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily residential communities. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust (“REIT”). Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, which are Georgia limited liability companies. Roberts Realty controls the operating partnership as its sole general partner and owner of a majority interest. Roberts Realty had an 82.21% ownership interest in the operating partnership at March 31, 2010.
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
At March 31, 2010, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	four neighborhood retail centers totaling 156,615 square feet;

•	one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters;

•	three tracts of land totaling 58 acres in various phases of development and construction; and

•	two tracts of land totaling 48 acres that are held for future development and one tract of land totaling 44 acres that is held for investment.
2.	BASIS OF PRESENTATION
Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the notes to them included in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2009. Roberts Realty has omitted from these notes disclosure that substantially duplicates the disclosure contained in the footnotes to the audited financial statements included in the annual report.

In the financial statements included in this report, certain reclassifications of prior year’s balances have been made to conform to the current format. As of March 31, 2010, Roberts Realty classified its Highway 20 land with a carrying value of $5,595,688 and North Springs land with a carrying value of $15,741,229 as “Land held for investment or future development” on its consolidated balance sheets. Roberts Realty does not expect to commence development or construction on these two parcels within the next two years. As of December 31, 2009, Roberts Realty reclassified the $5,595,688 carrying value of its Highway 20 land and $15,735,247 carrying value of its North Springs Land from “Construction in progress and real estate under development” to “Land held for investment or future development” on its consolidated balance sheets.
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
The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). See Note 6, Shareholders’ Equity — Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009. The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The noncontrolling interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.89% and 19.03% for the three months ended March 31, 2010 and 2009, respectively. The noncontrolling interest of the unitholders was $8,370,061 at March 31, 2010 and $8,760,795 at December 31, 2009.
Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which was titled The Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the Codification did not materially affect Roberts Realty’s financial statements. Roberts Realty has revised the references to accounting literature within the notes to the consolidated financial statements and elsewhere in this report to conform to the Codification. For convenience of reference, Roberts Realty has also included a corresponding parenthetical reference to the pre-Codification literature.

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
Noncontrolling interests on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to “paid-in-capital” in our consolidated statements of shareholders’ equity. The following table details the components of noncontrolling interests related to unitholders in the operating partnership for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Beginning balance	$8,760,795	$12,585,216
Net loss attributable to noncontrolling interest	(157,388)	(427,716)
Redemptions of noncontrolling partnership units	(97,699)	(33,962)
Adjustments to noncontrolling interest in operating partnership	(135,647)	(173,918)

Ending balance	$8,370,061	$11,949,620

Net income attributable to noncontrolling interests in the operating partnership is no longer deducted when determining net income. The adoption of this standard had no effect on Roberts Realty’s net loss available for common shareholders or its earnings per share.
In June 2009, the FASB issued FASB ASC Topic 810-10, Consolidation — Overall (SFAS No. 167). FASB ASC Topic 810-10 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. FASB ASC Topic 810-10 further amends FIN 46R to require an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment. FASB ASC Topic 810-10 requires additional disclosures for VIEs, including providing additional disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. FASB ASC Topic 810-10 became effective for Roberts Realty on January 1, 2010. Roberts Realty currently has no involvement with any entities that would qualify as a VIE, and FASB ASC Topic 810-10 had no effect on Roberts Realty’s consolidated financial statements.

Roberts Realty has evaluated subsequent events in Note 11 — Subsequent Events through the filing date of this quarterly report on Form 10-Q for the three months ended March 31, 2010.
3.	INVESTMENTS
Roberts Realty classifies its marketable equity securities as available-for-sale, and marketable equity securities are reported at fair value in “Investments” on the consolidated balance sheets. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as other comprehensive income in shareholders’ equity. Roberts Realty measures the fair value of its marketable equity securities at quoted market prices in accordance with FASB ASC Topic 820-10, Fair Value Measurements (SFAS No. 157).
As of March 31, 2010, available-for-sale securities consisted of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value

Marketable equity securities	$28,454	$13,198	$(52)	$41,600
5.	NOTES PAYABLE
Maturing Short-Term Debt. As of March 31, 2010, Roberts Realty has five loans with a principal balance of $26,640,000 that mature within the next 12 months, as listed in the table below in order of maturity. For management’s plan to address its maturing short-term debt, see Note 10 — Commitments and Contingencies

		Principal Payments
Property Securing Loan	Maturity Date	Due Within 12 Months

Westside land parcel held for investment(1)	6/28/10	$6,000,000
Addison Place Shops retail center(1)	6/30/10	6,000,000
Peachtree Parkway land parcel held for multifamily development	7/31/10	8,175,000
Northridge office building	9/10/10	2,965,000
Highway 20 land parcel held for multifamily development	10/18/10	3,500,000

Total		$26,640,000

(1)	See Note 11 — Subsequent Events for an explanation of the extension of this loan in April 2010.

Bradley Park Land Loan Renewal. On February 9, 2010, Roberts Realty renewed its $3,000,000 Bradley Park land loan and extended the maturity date of the loan to April 28, 2011. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 225 basis points, with an interest rate floor of 5.0%.
Westside Land Loan Extension. On February 23, 2010, Roberts Realty extended the maturity date of its $6,000,000 Westside land loan to April 28, 2010. See Note 11 — Subsequent Events for an explanation of the further extension of this loan in April 2010.
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
During the three months ended March 31, 2009, a total of 24,048 operating partnership units were exchanged for 39,611 shares. During the three months ended March 31, 2010, a total of 37,324 operating partnership units were exchanged for 61,474 shares. Each redemption was reflected in the accompanying consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.
Treasury Stock. Roberts Realty received 4,680 shares on January 29, 2009 in the stock distribution of $1.25 per share described above based on the treasury stock Roberts Realty held on the record date of December 29, 2008. Roberts Realty repurchased 9,438 shares of its common stock for $7,982 during the three months ended March 31, 2009. Roberts Realty did not repurchase any shares during the three months ended March 31, 2010.
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

During the third quarter of 2006, Roberts Realty adopted the provisions of FASB ASC Topic 718, Compensation — Stock Compensation (SFAS No. 123R), which requires share-based compensation cost be measured at the date of grant based on the fair value of the award and be recognized in the statements of operations as an expense on a straight line basis over the requisite service period, which is the vesting period. There was no compensation expense for the three months ended March 31, 2010 and 2009.
There were no grants, forfeitures or vesting of shares for the three months ended March 31, 2010 and 2009, and there were no unvested shares of restricted stock outstanding at March 31, 2010. There was no restricted stock activity for the three months ended March 31, 2010 and 2009.
Earnings Per Share. The following table shows the reconciliations of loss available to common shareholders and the weighted average shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended
	March 31,
	2010	2009
Net loss available for common shareholders — basic	$(722,364)	$(1,819,870)
Loss attributable to noncontrolling interest	(157,388)	(427,716)

Net loss — diluted	$(879,752)	$(2,247,586)

Weighted average shares — basic	10,255,463	10,111,878
Dilutive securities — weighted average units	2,233,724	2,377,309

Weighted average shares — diluted	12,489,187	12,489,187

7.	SEGMENT REPORTING
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
Roberts Realty develops, constructs, owns, and manages multifamily communities, neighborhood retail centers, and one office building, all of which are currently located in Georgia. Because Roberts Realty currently has no operating multifamily communities, Roberts Realty has three reportable operating segments:
1.	the retail/office segment, which consists of operating retail centers and an office building;

2.	the land segment, which consists of various tracts of land that are either under development and construction, held for investment or held for future development; and

3.	the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.
The following tables summarize the operating results of Roberts Realty’s reportable segments for 2009 and 2010. The retail/office segment is composed of the Addison Place Shops, Grand Pavilion retail center, Bassett retail center, Spectrum at the Mall of Georgia retail center, and the Northridge office building. The land segment is composed of (a) three tracts of undeveloped land totaling 58 acres in various phases of development; and (b) three tracts of undeveloped land totaling 92 acres that are held for investment or future development. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended March 31, 2010

	Retail/
	Office	Land	Corporate	Total

Operating revenues — continuing	$493,630	$3,169	$—	$496,799
Other operating income	79,715	—	4,692	84,407

Total operating revenues from consolidated entities	573,345	3,169	4,692	581,206

Operating expenses — continuing	464,479	54,829	341,420	860,728
Depreciation and amortization expense	194,960	—	171	195,131

Total operating expenses from consolidated entities	659,439	54,829	341,591	1,055,859

Other (expense) income	(306,018)	(113,958)	14,877	(405,099)

Net loss	(392,112)	(165,618)	(322,022)	(879,752)

Loss attributable to noncontrolling interest	(70,149)	(29,629)	(57,610)	(157,388)

Net loss available for common shareholders	$(321,963)	$(135,989)	$(264,412)	$(722,364)

Total assets at March 31, 2010	$29,872,000	$53,935,807	$7,605,077	$91,412,884

Three Months Ended March 31, 2009

	Retail/
	Office	Land	Corporate	Total

Operating revenues — continuing	$501,118	$3,169	$—	$504,287
Other operating income	80,161	—	3,680	83,841

Total operating revenues from consolidated entities	581,279	3,169	3,680	588,128

Operating expenses — continuing	1,728,300	51,699	447,293	2,227,292
Depreciation and amortization expense	286,998	—	4,002	291,000

Total operating expenses from consolidated entities	2,015,298	51,699	451,295	2,518,292

Other (expense) income	(310,909)	(51,527)	45,014	(317,422)

Net loss	(1,744,928)	(100,057)	(402,601)	(2,247,586)

Loss attributable to noncontrolling interest	(332,060)	(19,041)	(76,615)	(427,716)

Net loss available for common shareholders	$(1,412,868)	$(81,016)	$(325,986)	$(1,819,870)

Total assets at March 31, 2009	$33,316,230	$62,042,102	$13,662,887	$109,021,219

8.	RELATED PARTY TRANSACTIONS
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
Roberts Realty and its predecessor limited partnerships have entered into agreements with Roberts Properties and Roberts Construction to provide design, development, and construction services for 16 apartment communities with a total of 2,750 units that were sold for a total sales price of $287,461,143 from 1999 to 2008. All of these communities were sold for a profit. In entering into transactions with the Roberts Companies, Roberts Realty complied with the policies described in the preceding paragraph.
Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into a design and development agreement with Roberts Properties for its Highway 20 property and has a remaining contractual commitment under that agreement:

	Total	Amounts Incurred For the	Remaining
	Contract	Three Months Ended	Contractual
	Amount	March 31, 2010	Commitment

Highway 20	$1,050,000	—	$950,000
Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10 percent (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, Highway 20, and North Springs properties. Progress payments are paid monthly to Roberts Construction based on work that has been completed. For Bradley Park, Northridge, and Peachtree Parkway, the table below summarizes certain information regarding the estimated contract amount and amounts incurred on these contracts. Roberts Realty is not obligated for the amount remaining on the estimated contract if the work is not completed or the land parcel is sold. For Highway 20 and North Springs, Roberts Realty has not completed the estimated costs of the projects. For the three months ended March 31, 2010, Roberts Realty incurred $5,110 on North Springs and did not incur any costs on Highway 20.

	Actual/		Estimated
	Estimated	Amounts Incurred For the	Remaining
	Contract	Three Months Ended	Contractual
	Amount	March 31, 2010	Commitment

Bradley Park	$13,363,000	$12,601	$12,949,239
Northridge	20,401,000	85,381	19,875,625
Peachtree Parkway	27,212,000	2,725	27,102,584

	$60,976,000	$100,707	$59,927,448

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and tenant improvements for new leases at the retail centers and office building. Roberts Realty paid Roberts Construction $25,853 for labor and materials plus 10% (5% for profit and 5% for overhead) for the three months ended March 31, 2010. Affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $47,964 for the three months ended March 31, 2010.
Office Leases. Effective as of January 1, 2010, Roberts Realty renewed its leases in the Northridge office building with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a new rental rate of $18.53 per rentable square foot. The effective rental rate is consistent with an October 2009 lease agreement between Roberts Realty and an unrelated third party at the Northridge office building. The Roberts Companies have the right to expand their rentable square footage at the new rental rate. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $29,421 for the three months ended March 31, 2010.
9.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS AND FAIR VALUE MEASUREMENTS
Impairment Loss on Real Estate Assets
Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment — Overall (SFAS No. 144).
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

During the three months ended March 31, 2010, Roberts Realty determined that the carrying amounts on its operating real estate assets were recoverable. Accordingly, Roberts Realty did not record an additional impairment loss. During the three months ended March 31, 2009, Roberts Realty estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions. As a result, Roberts Realty recorded a non-cash impairment loss of $1,411,000 on the Grand Pavilion retail center during the three months ended March 31, 2009.
Non-Cash Impairments on Land Parcels. In accordance with FASB ASC Topic 360-10, Roberts Realty values land parcels at the lower of carrying value or fair value. The determination of the fair value of the Bradley Park, Peachtree Parkway, and Northridge properties is based on a discounted future cash flow analysis. The expected cash flows of these properties depend on estimates made by our management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) occupancy, and (6) an estimated construction budget. In determining the fair value of the North Springs property, Roberts Realty took into account the estimated value of the property’s office, retail, condominium, and multifamily unit density, in addition to the value of the entitlements, development work, and other improvements that have been made to the property. The determination of the fair value of the Highway 20 and Westside properties is based on appraisals and market comparable sales. During the three months ended March 31, 2010 and 2009, Roberts Realty determined that the carrying amounts on its land parcels were recoverable. Accordingly, Roberts Realty did not record an impairment loss.
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
Assets that are measured at fair value on a recurring basis consist of marketable securities. The following tables provide the balances for those assets required to be measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

		As of March 31, 2010
Description	Total	Level 1	Level 2	Level 3

Marketable securities	$41,600	$41,600	—	—

		As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Marketable securities	$38,177	$38,177	—	—
Assets measured at fair value on a nonrecurring basis consist of real estate assets that have been written-down to estimated fair value in 2009. The table provides the balances for those assets required to be measured at fair value on a nonrecurring basis as of December 31, 2009.

		As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$18,278,152	—	—	$18,278,152
Real estate under development	16,255,863	—	—	16,255,863
Land held for future development	15,735,247	—	—	15,735,247

Total assets	$50,269,262	—	—	$50,269,262

10.	COMMITMENTS AND CONTINGENCIES
Roberts Realty has five projects in various phases of development and has entered into various contracts for the development and construction of these projects. The contracts with Roberts Properties and Roberts Construction are described in Note 8 — Related Party Transactions. The construction contracts with Roberts Construction require Roberts Realty to pay Roberts Construction a general contractor fee equal to cost plus 10% (5% overhead and 5% profit). Roberts Realty estimates the remaining construction costs of the Bradley Park, Northridge, and Peachtree Parkway projects, including contractor fees payable to Roberts Construction, to be approximately $14,232,894 for Bradley Park, $21,737,161 for Northridge, and $28,722,558 for Peachtree Parkway. Roberts Realty has not yet estimated the costs of the Highway 20 and North Springs projects because the architectural design, land planning, floor plans, and other details have not been finalized.
In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, and Peachtree Parkway projects. At March 31, 2010, outstanding commitments on these contracts totaled $221,751.
At March 31, 2010, Roberts Realty had one $500,000 letter of credit outstanding. The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held in a reserve fund by the lender for the payment of leasing costs. Roberts Realty assumed this obligation under the loan documents it assumed when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2010.
Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of these limited partnerships received units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. At March 31, 2010, there were 1,349,070 units outstanding that could be exchanged for shares, subject to the conditions described above.
Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2010.
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
Management’s Business Plan. Management continues to focus on improving Roberts Realty’s liquidity and balance sheet. Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative cash flow is primarily due to its six tracts of undeveloped land and low occupancy at two of its retail centers. As of April 27, 2010, Roberts Realty has five loans with a principal balance of $26,640,000 that mature within the next 12 months. Management’s plan is to renew these loans as they come due and extend their maturity dates at least twelve months. Management of Roberts Realty believes that its long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend its maturing loans or find alternative funding and raise additional capital for development. However, current economic conditions and the tight lending environment create uncertainty regarding whether the maturing loans will be extended or refinanced as planned. If Roberts Realty were required to use its current cash balances to pay down existing loans, those repayments and the corresponding reductions in Roberts Realty’s cash could adversely affect Roberts Realty’s ability to execute its plans as described further below. Management believes that the most important uses of Roberts Realty’s capital resources will be:
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
11.	SUBSEQUENT EVENTS
Westside Land Loan Extension. On April 27, 2010, the maturity date of Roberts Realty’s $6,000,000 Westside land loan was extended to June 28, 2010. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 350 basis points, with an interest rate floor of 4.75%.
Addison Place Shops Construction Loan Extension. On April 27, 2010, the maturity date of Roberts Realty’s $6,000,000 Addison Place Shops construction loan was extended to June 30, 2010. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 350 basis points, with an interest rate floor of 4.75%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.
Overview
We develop, own, and operate real estate assets as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. At March 31, 2010, we were its sole general partner and owned an 82.21% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure.
At April 27, 2010, we owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	three neighborhood retail centers totaling 94,292 square feet (Bassett, Spectrum, and the Addison Place Shops);
•	a 62,323 square foot retail center held for redevelopment (Grand Pavilion retail center);
•	a commercial office building totaling 37,864 square feet, part of which serves as our corporate headquarters (Northridge office building);
•	three tracts of land totaling 58 acres in various phases of development and construction (Northridge, Bradley Park, and Peachtree Parkway);
•	two tracts of land totaling 48 acres in various phases of development that we hold for future development (Highway 20 and North Springs); and
•	a tract of undeveloped land totaling 44 acres that we hold for investment (Westside).
As of March 31, 2010, we classified our Highway 20 land and North Springs land as “Land held for investment or future development” on our consolidated balance sheets. We do not expect to commence development or construction on these two parcels within the next two years. Accordingly, as of December 31, 2009, we reclassified our Highway 20 land and our North Springs Land from “Construction in progress and real estate under development” to “Land held for investment or future development” on our consolidated balance sheets included in this report. See Note 2 to the consolidated unaudited financial statements included in this report.
For the first three months of 2010, we had a net loss of $879,752, which included $195,131 of non-cash depreciation expense. Additionally, in the last 12 months, we have paid down our debt by $992,141, and as of April 27, 2010, we held $6,296,589 in cash and cash equivalents.

Recent Developments
On February 9, 2010, we renewed our $3,000,000 Bradley Park land loan and the maturity date of the loan was extended to April 28, 2011. On April 27, 2010, the maturity date of our $6,000,000 Westside land loan was extended to June 28, 2010, and the maturity date of our $6,000,000 Addison Place Shops construction loan was extended to June 30, 2010.
Maturing Short-Term Debt; Continuing Negative Operating Cash Flow
We continue to focus on improving our liquidity and balance sheet. Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of April 27, 2010, we have five loans totaling $26,640,000 that mature on or before October 18, 2010, including our $6,000,000 Addison Shops construction loan that matures on June 30, 2010, our $6,000,000 Westside land loan that matures on June 28, 2010, and our $8,175,000 Peachtree Parkway loan that matures on July 31, 2010. We own six tracts of undeveloped land totaling 150.0 acres. Our Northridge land is unencumbered and has a carrying value of $6,161,257. The remaining tracts of land – Bradley Park, Peachtree Parkway, Highway 20, North Springs, and Westside – have a combined carrying value of $47,722,765 and are currently encumbered with land loans totaling $20,675,000. Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) of our undeveloped land. In addition, the financial performance of our four neighborhood retail centers and office building continues to be challenged by the ongoing weakness in the national and local economy. For these reasons, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. For an explanation of our plans to address these issues, see Liquidity and Capital Resources – Business Plan.
Results of Operations
Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009
Please read the following table, which highlights some of our operating results, along with the consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended
	March 31,		$ Increase
	2010	2009	(Decrease)
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$581,206	$588,128	$(6,922)

OPERATING EXPENSES:
Property operating expenses	460,968	300,478	160,490
General and administrative expenses	399,760	515,814	(116,054)
Impairment loss on real estate assets	—	1,411,000	(1,411,000)
Depreciation and amortization	195,131	291,000	(95,869)

Total operating expenses	1,055,859	2,518,292	(1,462,433)

LOSS FROM OPERATIONS	(474,653)	(1,930,164)	(1,455,511)

OTHER EXPENSE	(405,099)	(317,422)	87,677

LOSS FROM CONTINUING OPERATIONS	$(879,752)	$(2,247,586)	$(1,367,834)

Loss from continuing operations decreased $1,367,834 when compared to 2009 period. We did not record a non-cash impairment loss in the current period compared to a non-cash impairment loss of $1,411,000 in the 2009 period. This $1,411,000 difference in non-cash impairment loss was the primary cause for the decrease in loss from continuing operations in the current period. We explain below the major variances between 2010 and 2009 periods.
Property operating expenses – consisting of personnel, utilities, repairs and maintenance, real estate taxes, marketing, insurance, and bad debt expense – increased $160,490 from $300,478 in the 2009 period to $460,968 in the current period. This increase was due primarily to a $67,531 increase in bad debt expense and our writing off $83,557 of tenant improvements and leasing costs from defaulting tenants in our retail centers.
During the three months ended March 31, 2009, we recorded a $1,411,000 non-cash impairment loss on the Grand Pavilion retail center. During the current period, we did not record a non-cash impairment loss.
Depreciation expense, a non-cash charge, decreased $95,869 from $291,000 in the 2009 period to $195,131 in the current period as a result of the impairment charges taken in previous periods.
Other expense increased $87,677 from $317,422 in the 2009 period to $405,099 in the current period. This was primarily due to an increase in interest expense and a decrease in interest income, as explained below:
•
Interest expense increased $83,046 from $298,797 for the 2009 period to $381,843 for the current period. This increase was due to $88,665 of interest related to the Peachtree Parkway property being expensed in 2010 rather than capitalized because we are not performing significant development activities at the site.

•
Interest income decreased $32,216 from $47,093 in the 2009 period to $14,877 in the current period. This decrease was due primarily to a decrease in interest rates and a reduction in our cash balances over the past 12 months.

Liquidity and Capital Resources
At March 31, 2010, we had $91,412,884 in total assets, of which $6,490,537 was cash and cash equivalents. As of April 27, 2010, we held $6,296,589 in cash and cash equivalents. We believe that the most important uses of our capital resources will be:
(a)	to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan outlined below; and
(b)	to invest in the development of two new multifamily communities to enable us to raise the required equity to construct these communities.
Our cash resources are inadequate to meet the above needs. To raise additional capital, we may sell one or more assets to a third party or to Roberts Properties, Inc. (“Roberts Properties”) or to an affiliate of Roberts Properties, and we are considering forming joint ventures and raising equity privately. (Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of the Board, owns all of the outstanding stock of Roberts Properties.)

We continue to focus on improving our liquidity and balance sheet. Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of April 27, 2010, we have five loans with a current principal balance of $26,640,000 that mature within the next 12 months, as listed in the following table in order of maturity:

		Principal Payments
Property Securing Loan	Maturity Date	Due Within 12 Months

Westside land parcel held for investment	6/28/10	$6,000,000
Addison Place Shops retail center	6/30/10	6,000,000
Peachtree Parkway land parcel held for multifamily development (1)	7/31/10	8,175,000
Northridge office building	9/10/10	2,965,000
Highway 20 land parcel held for multifamily development	10/18/10	3,500,000

Total		$26,640,000

(1)	This loan is also secured by a lien on our North Springs land parcel, which is zoned for mixed-use development.
We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. The three primary reasons for our negative operating cash flow are:
•
We own six tracts of undeveloped land totaling 150.0 acres. Because undeveloped land does not generate revenue, a substantial portion of our negative cash flow is due to the carrying costs on our undeveloped land (interest expense and real estate taxes).

•
Due to the continued weakness in the local economy, two of our four retail centers and our office building are operating at a loss, and the other two retail centers are operating on an approximately breakeven basis.

•
Our general and administrative expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities, which are disproportionately large for a company with our small market capitalization. These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404 of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs are approximately $550,000 per year.

Short- and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using our cash balance of $6,296,589 to meet our short-term liquidity requirements, including general and administrative expenses, and improvements at our existing properties. With respect to the $26,640,000 in debt that matures in the next 12 months, we intend to refinance each of these loans with the same lender or with another lender as we have done in the past. We may be required to repay part of the outstanding principal of one or more of these loans in connection with a refinancing. To fund these repayments, we may use cash from one or more of the following sources: our existing cash, contributions from a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans and from the sale of properties.

Business Plan
We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing the business plan described below. We are focusing on our core business of developing, building, leasing, operating, and selling high quality multifamily communities for cash flow and long-term appreciation. We have reduced our debt and are working to decrease our negative cash flow. We intend to continue these efforts. We intend to pursue our business plan opportunistically with maximum flexibility in light of the challenging local and national economic climate, the difficult current and expected real estate and credit markets, and many other factors. In the following paragraphs, we explain our strategies for each type of property we own:
•	four retail centers, including one retail center held for redevelopment;
•	an office building;
•	three land parcels held for development and construction; and
•	three land parcels held for investment or for future development.
Retail Centers and Office Building. We currently own four retail centers and an office building, which have the occupancy percentages provided below as of April 27, 2010:
1.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.
2.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 61.4% occupied.
3.	Addison Place Shops, a 44,293-square-foot retail center located in Johns Creek that is 20.9% occupied.
4.	Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 16.9% occupied, which we are holding for redevelopment.
5.	Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied. We occupy a portion of the building as our corporate headquarters.
Because the retail sector has taken the brunt of this severe recession, our retail centers have struggled with occupancy as tenants have continued to fail. The risks of owning retail centers have dramatically increased since we bought or built these centers, and we anticipate that the performance of our retail centers will continue to be weak until the economy strengthens. Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging. In spite of this difficult environment, however, we are committed to increasing the occupancy of both our retail centers and our office building so they can be positioned for sale. We recently listed the Addison Place Shops with a broker to lease the vacant space, and we are interviewing brokers for our other centers.
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
We intend to develop the Grand Pavilion retail center as a mixed-use project with a substantial multifamily and retail component. We currently plan to lease the vacant space in the center under terms that permit us to terminate or buy out the leases in future years to accommodate the development and construction of a mixed-use project. Any redevelopment of this nature would require a rezoning of the property.
Land Parcels Held for Development and Construction. We are currently holding three land parcels for development and construction:
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

We are moving forward with the development and construction of our next two multifamily communities – Bradley Park and Northridge. We will not be able to make substantial progress on constructing these projects, however, until we obtain construction financing. We estimate the remaining construction costs of these projects to be approximately $14,232,894 for Bradley Park and $21,737,161 for Northridge. These estimates include contractor fees payable to Roberts Properties Construction, Inc. (“Roberts Construction”), of which Mr. Roberts owns all of the outstanding stock. These estimates will likely change, perhaps by a material amount, as we construct each property.
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
To provide the equity we need for construction of one or more of these communities, we may sell one or more of our land parcels to independent purchasers. We are also considering forming joint ventures and partnerships, and raising equity privately. We are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.

We may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties that would raise equity privately for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community on it. Under our Code of Business Conduct and Ethics, the terms of any sale of a property to Mr. Roberts or his affiliates would be negotiated and approved by our audit committee, which is composed of the two independent members of our board of directors.
We would pay down our debt with all or substantial portions of the purchase price paid by a purchaser of a property (including Mr. Roberts or his affiliate); the equity contribution of a joint venture partner; or the equity we raise privately.
Land Parcels Held for Investment or Future Development. We currently hold one land parcel for investment and two land parcels for future development:
1.
We own one land parcel, Westside, that we are holding for investment. Westside is a 44.0-acre site located on Westside Parkway in Alpharetta that is zoned for 326 multifamily units and a density of 500,000 square feet for a university education center or office. Westside is located directly across GA 400 from the North Point Mall, a 1,370,000 square foot super-regional shopping mall. Westside is not a core holding, and we are considering the sale of the property or the formation of a joint venture.

2.	Highway 20, a 38.2-acre site located in Cumming that is zoned for 210 multifamily units. We are currently holding Highway 20 for future development.
3.
North Springs, a 9.8-acre site located on Peachtree Dunwoody Road in Sandy Springs across from the North Springs MARTA station that is zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space. We are currently holding North Springs for future development.

Possible Sale of the Entire Company. In our efforts to maximize shareholder value, we remain open to any transaction that would be in the best interests of our shareholders, although we have not decided to put the company up for sale. In 2009 and 2010, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. In three cases, we entered into mutual confidentiality agreements. To date, we have not entered into any letter of intent or agreement for such a transaction, primarily because the valuation discussions did not reflect the values we believe are inherent in our real estate assets. We remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.
Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009
Cash and cash equivalents decreased $1,415,234 during the first three months of 2010 compared to a decrease of $3,369,394 during the 2009 period. The change in cash is described below.
Net cash used in operating activities in the 2010 period was $533,767 compared to $179,091 used during the 2009 period. The $354,676 increase was due to an increase in cash used from continuing operations, primarily resulting from lower occupancy levels at our retail centers.

Net cash used in investing activities was $745,354 during the 2010 period compared to $730,544 of cash used during the 2009 period. This change was primarily due to a $215,190 increase in the change in restricted cash that resulted from the required reserve for carrying costs on our Bradley Park loan, offset by:
•	a $130,045 decrease in development and construction of real estate assets; and
•	a $68,679 increase in the change of accounts payable and accrued expenses related to investing activities.
Net cash used in financing activities was $136,113 for the 2010 period compared to $2,459,759 of cash used during the 2009 period. The decrease in cash used in financing activities resulted from:
•	a $2,360,397 decrease in distributions paid to shareholders and unitholders (we made $2,360,397 in distributions in the 2009 period); and
•	a $35,967 decrease in accounts payable relating to financing activities.
Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule As of March 31, 2010
	Principal
Year	Payments	Properties with Balloon Payments

2010	$26,817,374	Highway 20, Westside, Peachtree Parkway, Addison Shops, Northridge Office Building
2011	3,282,376	Bradley Park
2012	297,738
2013	6,256,980	Grand Pavilion
2014	4,644,299	Spectrum
Thereafter	2,313,709	Bassett

Total	$43,612,476

Short-Term Debt
We have a total of $26,640,000 in debt that matures within the next 12 months (all of that debt matures on or before October 18, 2010). See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after March 31, 2011, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt
We have six loans that bear interest at floating rates. These loans had an aggregate outstanding balance of $29,640,000 at April 27, 2010. Loans totaling $26,140,000 bear interest at rates ranging from 200 to 350 basis points over the 30-day LIBOR with interest rate floors, and a $3,500,000 loan bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $296,400 per year and reduce our liquidity and capital resources by that amount.
Contractual Commitments
Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We have a remaining contractual commitment of $950,000 in development fees to Roberts Properties. We also enter into construction contracts in the normal course of business with Roberts Construction and currently have five ongoing construction contracts with Roberts Construction. The terms of the construction contracts are cost plus 10% (5% profit and 5% overhead). As of April 27, 2010, we estimate our remaining contractual commitment at $12,949,239 for Bradley Park, $19,875,625 for Northridge, and $27,102,584 for Peachtree Parkway. We cannot yet estimate the total construction costs on our North Springs and Highway 20 projects.
No Quarterly Dividends
We have not paid regular quarterly dividends since the third quarter of 2001, and we have no plans to resume paying regular quarterly dividends for the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes. We made cash distributions of $2,360,397 in 2009 for this purpose following the sale of our 403-unit Addison Place multifamily community in June 2008 for $60,000,000.
Inflation
Because our retail and office leases typically include an escalation factor that provides for annual rents to increase by a specified percentage, we believe this reduces our risk of the adverse effects of inflation.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. generally accepted accounting principles. See “Recent Accounting Pronouncements” below for a summary of recent accounting pronouncements and the expected impact on our financial statements. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing multifamily communities, retail centers, and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.

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
Asset Impairment Evaluation
We periodically evaluate our real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall (SFAS No. 144). During the three months ended March 31, 2010, we determined that our carrying amounts on our real estate assets are recoverable, and we did not record an impairment loss.
FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy, and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from those estimates. Our determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management. With respect to our retail centers, we estimated lower lease rates and occupancy rates in the cash flow assumptions due to market and economic conditions. As a result of these estimates, during the three months ended March 31, 2009, we recorded non-cash impairment losses of $1,411,000 on the Grand Pavilion retail center. During the three months ended March 31, 2010, we determined that our carrying amounts on our real estate assets are recoverable and did not record an impairment loss.

In accordance with FASB ASC Topic 360-10, we value land parcels at the lower of carrying value or fair value. Our determination of the fair value of the Bradley Park, Peachtree Parkway, and Northridge properties is based on a discounted future cash flow analysis. The expected cash flows of these properties depend on estimates made by our management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) occupancy, and (6) an estimated construction budget. In determining the fair value of the North Springs property, we took into account the estimated value of the property’s office, retail, condominium, and multifamily unit density, in addition to the value of the entitlements, development work, and other improvements that have been made to the property. The determination of the fair value of the Highway 20 and Westside properties is based on appraisals and market comparable sales. During the three months ended March 31, 2009 and 2010, we determined that our carrying amounts on our land parcels are recoverable and did not record an impairment loss.
Recent Accounting Pronouncements
Please refer to Note 2 of the notes to the consolidated financial statements included in this report for a discussion of other recent accounting standards and pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk factor described below. These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.
At April 27, 2010, we have five loans totaling $26,640,000 that mature within 12 months. All of these loans mature on or before October 18, 2010, and our $6,000,000 Addison Shops construction loan matures on June 30, 2010, our $6,000,000 Westside land loan matures June 28, 2010, and our $8,175,000 Peachtree Parkway land loan matures on July 31, 2010. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Stock Repurchase Plan
Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price. As of April 27, 2010, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We did not repurchase any shares in the first quarter of 2010. The plan does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. (REMOVED AND RESERVED).
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
Date: April 30, 2010

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)