Form 10-Q
period 2010-06-30
ROBERTS REALTY INVESTORS INC
filed 2010-07-29
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2010

Common Stock, $.01 par value per share	10,276,195 shares

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “intend,” “estimate,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the notes to the unaudited condensed consolidated financial statements included in this report and in Part I, Item 2 of this report.
Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including extensions of our loans that mature in the next 12 months; development and construction of new multifamily communities; the possible sale of one or more properties; and the ways we may finance our future development and construction activities. Other forward-looking statements relate to the trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the difficult financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of loans secured by land due to, among other things, regulatory pressures on our lenders; the high unemployment rate in Atlanta and the resulting negative effect on the demand for multifamily housing; the challenging conditions for retail shopping centers and office buildings in our market area; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
ASSETS
REAL ESTATE ASSETS — At cost:
Land	$9,268,326	$9,268,326
Buildings and improvements	16,343,959	16,343,959
Furniture, fixtures and equipment	467,319	447,283

	26,079,604	26,059,568
Less accumulated depreciation	(3,689,149)	(3,426,076)

Operating real estate assets	22,390,455	22,633,492
Construction in progress and real estate under development	23,801,541	44,440,391
Land held for investment or future development	21,338,993	9,009,124

Net real estate assets	67,530,989	76,083,007

CASH AND CASH EQUIVALENTS	5,463,700	7,905,771

RESTRICTED CASH	1,886,384	1,292,328

INVESTMENTS	—	38,177

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $466,758 and $449,640 at June 30, 2010 and December 31, 2009, respectively	206,180	214,590

LEASE INTANGIBLES — Net of accumulated amortization of $441,209 and $467,850 at June 30, 2010 and December 31, 2009, respectively	162,640	203,808

OTHER ASSETS — Net	168,975	157,053

ASSETS RELATED TO DISCONTINUED OPERATIONS	26,554	6,486,629

	$75,445,422	$92,381,363

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$13,905,619	$14,040,668
Construction notes payable	2,925,000	3,005,000
Land notes payable	14,675,000	20,675,000
Accounts payable and accrued expenses	639,884	472,535
Due to affiliates	25,018	52,193
Security deposits and prepaid rents	104,706	107,292
Liabilities related to discontinued operations	33,169	6,103,103

Total liabilities	32,308,396	44,455,791

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	7,643,881	8,760,795

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 10,276,195 and 10,205,749 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	102,762	102,058
Additional paid-in capital	31,213,001	30,948,377
Treasury shares, at cost	(71,332)	(71,332)
Accumulated other comprehensive income	—	9,722
Retained earnings	4,248,714	8,175,952

Total shareholders’ equity	35,493,145	39,164,777

	$75,445,422	$92,381,363

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$417,693	$433,075	$843,105	$854,068
Other operating income	69,625	71,248	139,148	140,017

Total operating revenues	487,318	504,323	982,253	994,085

OPERATING EXPENSES:
Personnel	2,640	7,567	13,905	15,359
Utilities	40,730	40,302	98,190	91,466
Repairs and maintenance	29,734	25,377	49,805	45,533
Real estate taxes	82,112	140,350	220,837	283,100
Marketing, insurance and other	22,139	18,599	41,140	36,240
General and administrative expenses	404,791	401,386	828,250	909,842
Loss on leasehold improvements and leasing costs	3,753	—	2,503	—
Impairment loss on real estate assets	—	3,478,590	—	4,889,590
Depreciation and amortization	148,615	162,234	300,431	376,520

Total operating expenses	734,514	4,274,405	1,555,061	6,647,650

LOSS FROM OPERATIONS	(247,196)	(3,770,082)	(572,808)	(5,653,565)

OTHER (EXPENSE) INCOME:
Loss on extinguishment of debt	(2,989,396)	—	(2,989,396)	—
Gain on sale of available for sale securities	18,230	—	18,230	—
Interest income	10,341	30,015	25,219	77,108
Interest expense	(338,992)	(349,564)	(668,336)	(595,862)
Amortization of deferred financing & leasing costs	(33,636)	(36,256)	(69,219)	(98,728)

Total other expense	(3,333,453)	(355,805)	(3,683,502)	(617,482)

LOSS FROM CONTINUING OPERATIONS	(3,580,649)	(4,125,887)	(4,256,310)	(6,271,047)

LOSS FROM DISCONTINUED OPERATIONS	(318,423)	(2,045,039)	(522,514)	(2,147,465)

NET LOSS	(3,899,072)	(6,170,926)	(4,778,824)	(8,418,512)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(692,475)	(1,162,602)	(851,586)	(1,594,466)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(3,206,597)	$(5,008,324)	$(3,927,238)	$(6,824,046)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 6):

Loss from continuing operations — basic and diluted	$(0.29)	$(0.33)	$(0.34)	$(0.50)
Loss from discontinued operations — basic and diluted	(0.02)	(0.16)	(0.04)	(0.17)

Net loss — basic and diluted	$(0.31)	$(0.49)	$(0.38)	$(0.67)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(4,778,824)	$(8,418,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	522,514	2,147,465
Depreciation and amortization	369,650	475,248
Loss on extinguishment of debt	2,989,396	—
Impairment loss on real estate assets	—	4,889,590
Gain on sale of available for sale securities	(18,230)	—
Amortization of above and below market leases	(5,845)	10,718
Loss on leasehold improvements and leasing costs	2,503	—
(Increase) decrease in other assets	(4,768)	52,360
(Decrease) increase in due to affiliates	(10,959)	654
Increase in accounts payable, accrued expenses and other liabilities relating to operations	175,110	100,158

Net cash used in operating activities from continuing operations	(759,453)	(742,319)
Net cash (used in) provided by operating activities from discontinued operations	(125,773)	36,655

Net cash used in operating activities	(885,226)	(705,664)

INVESTING ACTIVITIES:
Sale of available for sale securities	46,685	—
Payment of leasing costs	(720)	(9,142)
Increase in restricted cash	(594,056)	(204,252)
Increase in accounts payable and other liabilities relating to investing activities	2,897	48,411
Development and construction of real estate assets	(736,397)	(1,325,847)

Net cash used in investing activities from continuing operations	(1,281,591)	(1,490,830)
Net cash used in investing activities from discontinued operations	(6,600)	(64,711)

Net cash used in investing activities	(1,288,191)	(1,555,541)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(135,049)	(127,369)
Payment of loan costs	(60,089)	(51,320)
Repayment of construction note payable	(80,000)	(80,000)
Repayment of land note payable	—	(577,000)
Purchase of treasury stock	—	(43,474)
Payment of distribution on common shares	—	(1,809,307)
Payment of distribution on non-controlling interest	—	(551,090)
Increase in accounts payable and other liabilities relating to financing activities	6,484	—

Net cash used in financing activities	(268,654)	(3,239,560)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,442,071)	(5,500,765)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,905,771	$16,454,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,463,700	$10,954,230

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $326,872 and $385,970 for the six months ended June 30, 2010 and June 30, 2009, respectively	$739,977	$618,857

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$12,132	$—

Conversion of operating partnership units to common shares	$111,606	$76,631

Adjustments to noncontrolling interest in the operating partnership	$(153,722)	$(355,172)

NON-CASH SALE OF LAND HELD FOR INVESTMENT:

Sale of land held for investment	$9,009,124	$—

Decrease in other assets — net	$64	$—

Extinguishment of land notes payable	$(6,019,792)	$—

NON-CASH SALE OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Sale of real estate assets related to discontinued operations	$5,627,178	$—

Decrease in assets related to discontinued operations	$122,778	$—

Extinguishment of liabilities related to discontinued operations	$(6,019,792)	$—

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily residential communities. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust (“REIT”). Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, which are Georgia limited liability companies. Roberts Realty controls the operating partnership as its sole general partner and owner of a majority interest. Roberts Realty had an 82.28% ownership interest in the operating partnership at June 30, 2010.

Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, Roberts Realty is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of the adjusted taxable income to its shareholders. As a REIT, Roberts Realty generally will not be subject to federal income taxes on the taxable income it distributes to its shareholders and if Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income tax on distributed taxable income in the future. Accordingly, the accompanying condensed consolidated financial statements include no provision for federal and state income taxes.

At June 30, 2010, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	three neighborhood retail centers totaling 112,322 square feet;

•	one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters;

•	three tracts of land totaling 58 acres in various phases of development and construction; and

•	two tracts of land totaling 48 acres that are held for future development.

On June 30, 2010, Roberts Realty sold its 44,293 square foot Addison Place Shops retail center and its 44-acre Westside land parcel to the lender for the debt. See Note 4, Discontinued Operations and Note 5, Notes Payable.

2.	BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2009. Roberts Realty has omitted from these notes to condensed consolidated financial statements disclosures that substantially duplicate the disclosures contained in the notes to the audited financial statements included in the annual report. In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations to conform to the current format.

During the first six months of 2010, Roberts Realty classified its Highway 20 land with a carrying value of $5,595,688 and its North Springs land with a carrying value of $15,743,305 from “Construction in progress and real estate under development” to “Land held for investment or future development” on its condensed consolidated balance sheets. Roberts Realty does not expect to commence development or construction on these two parcels within the next two years.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). See Note 6, Shareholders’ Equity — Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009. The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty. The noncontrolling interest of the unitholders in the earnings or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.76% and 18.84% for the three months ended June 30, 2010 and 2009, respectively, and 17.82% and 18.94% for the six months ended June 30, 2010 and 2009, respectively. There were 1,343,623 units outstanding as of June 30, 2010 and 1,386,394 units outstanding as of December 31, 2009. The noncontrolling interest of the unitholders was $7,643,881 at June 30, 2010 and $8,760,795 at December 31, 2009.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest — operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s condensed consolidated statements of shareholders’ equity. The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

Beginning balance	$8,760,795	$12,585,216
Net loss attributable to noncontrolling interest	(851,586)	(1,594,466)
Redemptions of noncontrolling partnership units	(111,606)	(76,631)
Adjustments to noncontrolling interest in operating partnership	(153,722)	(355,172)

Ending balance	$7,643,881	$10,558,947

Recent Accounting Pronouncements. In June 2009, the FASB issued FASB ASC Topic 810-10, Consolidation — Overall. FASB ASC Topic 810-10 changes the consolidation analysis for variable interest entities (“VIEs”) and requires a qualitative analysis to determine the primary beneficiary of the VIE. FASB ASC Topic 810-10 became effective for Roberts Realty on January 1, 2010. Roberts Realty currently has no involvement with any entities that would qualify as a VIE, and the adoption of FASB ASC Topic 810-10 had no effect on Roberts Realty’s financial statements.

On January 21, 2010, the FASB issued an update to ASC Topic 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements. The retrospective application of this guidance on January 1, 2010 did not have a material effect on Roberts Realty’s financial statements.

On February 24, 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued. The adoption of this standard did not have a material effect on Roberts Realty’s financial statements.

3.	INVESTMENTS

Roberts Realty classifies its marketable equity securities as available-for-sale, and marketable equity securities are reported at fair value in “Investments” on the condensed consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are excluded from income and are reported as other comprehensive income in shareholders’ equity. During the three months ended June 30, 2010, Roberts Realty sold its available-for-sale securities and recognized an $18,230 gain from the sale. Roberts Realty measures the fair value of its marketable equity securities at quoted market prices in accordance with FASB ASC Topic 820-10, Fair Value Measurements.

	Proceeds
	from Sale	Realized Gains	Cost Basis
Marketable equity securities	$46,685	$18,230	$28,455

4.	DISCONTINUED OPERATIONS

On June 30, 2010, Roberts Realty sold its 44,293 square foot Addison Place Shops retail center to the lender for the $6,000,000 of debt secured by the property. As a result of this sale, Roberts Realty has no further obligations to the lender for the Addison Place Shops loan. Accordingly, the operations of Addison Place Shops have been accounted for as discontinued operations.

During the three months ended June 30, 2010, Addison Place Shops was adjusted to its fair value, and a non-cash impairment loss of $504,020 was recorded. See Note 9, Impairment Loss on Real Estate Assets and Fair Value Measurements. The property was sold for its debt, and the debt exceeded the carrying value of the property. Therefore, Roberts Realty recorded a $269,836 gain on the extinguishment of debt.

The following table summarizes the discontinued operations for the three and six months ended June 30, 2010 and 2009 (unaudited):
Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$70,462	$75,896	$141,849	$159,190
Other operating income	14,942	14,302	29,825	29,374

Total operating revenues	85,404	90,198	171,674	188,564

OPERATING EXPENSES:
Personnel	1,196	1,473	3,330	3,472
Utilities	9,462	9,798	22,348	21,727
Repairs and maintenance	6,589	4,150	9,583	5,043
Real estate taxes	(5,017)	32,143	27,126	64,286
Marketing, insurance and other	7,202	5,641	12,872	10,870
General and administrative expenses	42,679	53,459	95,290	69,600
Write-off of leasehold improvements and leasing costs	—	10,678	83,557	10,678
Impairment loss on real estate assets	504,020	1,884,922	504,020	1,884,922
Depreciation and amortization	40,532	76,712	83,847	153,424

Total operating expenses	606,663	2,078,976	841,973	2,224,022

LOSS FROM OPERATIONS	(521,259)	(1,988,778)	(670,299)	(2,035,458)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	269,836	—	269,836	—
Interest expense	(65,208)	(53,589)	(117,708)	(106,089)
Amortization of deferred financing & leasing costs	(1,792)	(2,672)	(4,343)	(5,918)

Total other income (expense)	202,836	(56,261)	147,785	(112,007)

LOSS FROM DISCONTINUED OPERATIONS	$(318,423)	$(2,045,039)	$(522,514)	$(2,147,465)

5.	NOTES PAYABLE

Peachtree Parkway Land Loan Renewal. On June 21, 2010, Roberts Realty renewed its $8,175,000 Peachtree Parkway loan, and extended the maturity date of the loan to July 31, 2011 on substantially the same terms and conditions. At the closing, Roberts Realty established a $396,690 interest reserve with the lender to fund the interest payments for the next 12 months. Under the terms of the renewed loan, Roberts Realty will make monthly payments of interest only at the 30-day LIBOR index rate plus 300 basis points, with an interest rate floor of 5.00% per annum. The loan is secured by Roberts Realty’s Peachtree Parkway property and its North Springs property.

Sale of Addison Place Shops and Westside Land to Lender, and Resulting Release from Liability for Loans. On June 30, 2010, Roberts Realty sold its 44,293 square foot Addison Place Shops retail center to the lender for the $6,000,000 of debt secured by the property. As a result of this sale:

•	Roberts Realty has no further obligations to the lender for this loan; and

•	Roberts Realty recorded a $269,836 gain on extinguishment of debt, which was included in discontinued operations.
On June 30, 2010, Roberts Realty sold its 44-acre Westside land, which was held for investment, to the lender for the $6,000,000 of debt secured by the property. As a result of this sale:
•	Roberts Realty has no further obligation to the lender for this loan; and
•	Roberts Realty recorded a $2,989,396 loss on extinguishment of debt.

Maturing Short-Term Debt. As of June 30, 2010, Roberts Realty has three loans with a total principal balance of $9,425,000 that mature within the next 12 months, as listed in the table below. For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 10 — Commitments and Contingencies.

		Principal Payments
		Due Within
Property Securing Loan	Maturity Date	12 Months

Northridge office building	9/10/10	$ 2,925,000
Highway 20 land parcel	10/18/10	3,500,000
Bradley Park	4/28/11	3,000,000

Total		$ 9,425,000

6.	SHAREHOLDERS’ EQUITY

Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009. On December 18, 2008, Roberts Realty’s board of directors declared a special distribution of $9,058,000, or $1.56 per share, to shareholders of record at the close of business on December 29, 2008. The distribution was paid in a combination of 20% in cash, or $0.31 per share, and 80% in common stock, equal to $1.25 per share. On January 29, 2009, Roberts Realty issued 3,754,732 shares to shareholders in the stock portion of the distribution and paid a total of $1,809,307 in cash to shareholders in the cash portion of the distribution. Unitholders received the same cash distribution of $0.31 per share as shareholders, which totaled $551,090. As a result of this special stock distribution to shareholders, the conversion ratio for the exchange of units for shares was adjusted, effective January 29, 2009, but retroactive to the December 29, 2008 record date, from (a) one share for each unit exchanged to (b) 1.647 shares for each unit exchanged.

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

During the three months ended June 30, 2009, a total of 28,469 operating partnership units were exchanged for 46,889 shares, and during the six months ended June 30, 2009, a total of 52,517 operating partnership units were exchanged for 86,500 shares. During the three months ended June 30, 2010, a total of 5,447 operating partnership units were exchanged for 8,972 shares, and during the six months ended June 30, 2010, a total of 42,771 operating partnership units were exchanged for 70,446 shares. Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock. Roberts Realty repurchased 36,700 shares of its common stock for $35,492 during the three months ended June 30, 2009 and repurchased 46,138 shares of its common stock for $43,474 during the six months ended June 30, 2009. Roberts Realty did not repurchase any shares during the three and six months ended June 30, 2010. In addition, Roberts Realty received 4,680 shares on January 29, 2009 in the stock distribution of $1.25 per share based on the treasury stock Roberts Realty held on the record date of December 29, 2008.

Restricted Stock. Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction,” and together with Roberts Properties, the “Roberts Companies”). Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. Under the Plan as amended, Roberts Realty may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.

FASB ASC Topic 718, Compensation — Stock Compensation, requires share-based compensation cost to be measured at the date of grant based on the fair value of the award and to be recognized in the statements of operations as an expense on a straight line basis over the requisite service period, which is the vesting period.

There was no compensation expense or restricted stock activity for the three and six months ended June 30, 2010 and 2009. There were no unvested shares of restricted stock outstanding at June 30, 2010.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss from continuing operations available for common shareholders — basic	$(2,944,726)	$(3,348,570)	$(3,497,836)	$(5,083,311)

Loss from continuing operations attributable to noncontrolling interest	(635,923)	(777,317)	(758,474)	(1,187,736)

Loss from continuing operations — diluted	$(3,580,649)	$(4,125,887)	$(4,256,310)	$(6,271,047)

Loss from discontinued operations for common shareholders — basic	(261,871)	(1,659,754)	(429,402)	(1,740,735)

Loss from discontinued operations attributable to noncontrolling interest	(56,552)	(385,285)	(93,112)	(406,730)

Loss from discontinued operations — diluted	$(318,423)	$(2,045,039)	$(522,514)	$(2,147,465)

Net loss — diluted	$(3,899,072)	$(6,170,926)	$(4,778,824)	$(8,418,512)

Weighted average number of shares — basic	10,271,364	10,135,655	10,263,457	10,123,832

Dilutive securities — weighted average number of units	2,217,823	2,353,532	2,225,730	2,365,355

Weighted average number of shares — diluted	12,489,187	12,489,187	12,489,187	12,489,187

7.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting — Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty’s chief operating decision maker is Mr. Roberts, its Chief Executive Officer.

Roberts Realty owns land and develops, constructs, owns, and manages multifamily apartment communities. It also owns retail centers and one office building. All of Roberts Realty’s properties are located in Atlanta, Georgia. Roberts Realty does not currently own any operating multifamily communities; therefore, Roberts Realty has three reportable operating segments: the retail/office segment; the land segment; and the corporate segment.

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three and six months ended June 30, 2010 and 2009. The retail/office segment is composed of the Grand Pavilion, Bassett, and Spectrum at the Mall of Georgia retail centers, along with the Northridge office building. Roberts Realty’s Addison Place Shops retail center, which it sold on June 30, 2010, is reflected as discontinued operations within the retail/office segment. The land segment is composed of (a) three tracts of land totaling 58 acres that are in various phases of development; and (b) two tracts of land totaling 48 acres that are held for future development.

Roberts Realty sold its 44-acre Westside property on June 30, 2010, and the loss associated with that sale is reflected in other expense within the land segment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended June 30, 2010

	Retail/Office	Land	Corporate	Total

Rental operations	$414,524	$3,169	$—	$417,693
Other operating income	66,822	—	2,803	69,625

Total operating revenues from consolidated entities	481,346	3,169	2,803	487,318

Operating expenses	219,819	44,258	321,822	585,899
Depreciation and amortization expense	148,444	—	171	148,615

Total operating expenses from consolidated entities	368,263	44,258	321,993	734,514

Other (expense) income	(249,463)	(3,112,561)	28,571	(3,333,453)

Consolidated loss from continuing operations	(136,380)	(3,153,650)	(290,619)	(3,580,649)

Consolidated loss from discontinued operations (Note 4)	(318,423)	—	—	(318,423)

Consolidated net loss	(454,803)	(3,153,650)	(290,619)	(3,899,072)

Consolidated loss attributable to noncontrolling interest	(80,773)	(560,088)	(51,614)	(692,475)

Consolidated net loss available for common shareholders	$(374,030)	$(2,593,562)	$(239,005)	$(3,206,597)

Total assets at June 30, 2010	$23,487,035	$45,207,765	$6,750,622	$75,445,422

Three Months Ended June 30, 2009

	Retail/Office	Land	Corporate	Total

Rental operations	$429,906	$3,169	$—	$433,075
Other operating income	68,125	—	3,123	71,248

Total operating revenues from consolidated entities	498,031	3,169	3,123	504,323

Operating expenses	935,884	2,853,711	322,576	4,112,171
Depreciation and amortization expense	158,231	—	4,003	162,234

Total operating expenses from consolidated entities	1,094,115	2,853,711	326,579	4,274,405

Other (expense) income	(256,669)	(127,072)	27,936	(355,805)

Consolidated loss from continuing operations	(852,753)	(2,977,614)	(295,520)	(4,125,887)

Consolidated loss from discontinued operations (Note 4)	(2,045,039)	—	—	(2,045,039)

Consolidated net loss	(2,897,792)	(2,977,614)	(295,520)	(6,170,926)

Consolidated loss attributable to noncontrolling interest	(545,944)	(560,982)	(55,676)	(1,162,602)

Consolidated net loss available for common shareholders	$(2,351,848)	$(2,416,632)	$(239,844)	$5,008,324

Total assets at June 30, 2009	$30,600,196	$59,863,876	$11,505,800	$101,969,872

Six Months Ended June 30, 2010

	Retail/Office	Land	Corporate	Total

Rental operations	$836,767	$6,338	$—	$843,105
Other operating income	131,653	—	7,495	139,148

Total operating revenues from consolidated entities	968,420	6,338	7,495	982,253

Operating expenses	492,301	99,086	663,243	1,254,630
Depreciation and amortization expense	300,089	—	342	300,431

Total operating expenses from consolidated entities	792,390	99,086	663,585	1,555,061

Other (expense) income	(500,430)	(3,226,521)	43,449	(3,683,502)

Consolidated loss from continuing operations	(324,400)	(3,319,269)	(612,641)	(4,256,310)

Consolidated loss from discontinued operations (Note 4)	(522,514)	—	—	(522,514)

Consolidated net loss	(846,914)	(3,319,269)	(612,641)	(4,778,824)

Consolidated loss attributable to noncontrolling interest	(150,920)	(591,494)	(109,172)	(851,586)

Consolidated net loss available for common shareholders	$(695,994)	$(2,727,775)	$(503,469)	$(3,927,238)

Total assets at June 30, 2010	$23,487,035	$45,207,765	$6,750,622	$75,445,422

Six Months Ended June 30, 2009

	Retail/Office	Land	Corporate	Total

Rental operations	$847,730	$6,338	$—	$854,068
Other operating income	133,214	—	6,803	140,017

Total operating revenues from consolidated entities	980,944	6,338	6,803	994,085

Operating expenses	2,595,850	2,905,409	769,871	6,271,130
Depreciation and amortization expense	368,516	—	8,004	376,520

Total operating expenses from consolidated entities	2,964,366	2,905,409	777,875	6,647,650

Other (expense) income	(511,833)	(178,600)	72,951	(617,482)

Consolidated loss from continuing operations	(2,495,255)	(3,077,671)	(698,121)	(6,271,047)

Consolidated loss from discontinued operations (Note 4)	(2,147,465)	—	—	(2,147,465)

Consolidated net loss	(4,642,720)	(3,077,671)	(698,121)	(8,418,512)

Consolidated loss attributable to noncontrolling interest	(879,331)	(582,911)	(132,224)	(1,594,466)

Consolidated net loss available for common shareholders	$(3,763,389)	$(2,494,760)	$(565,897)	$(6,824,046)

Total assets at June 30, 2009	$30,600,196	$59,863,876	$11,505,800	$101,969,872

8.	RELATED PARTY TRANSACTIONS
Transactions with Mr. Charles S. Roberts and His Affiliates

Roberts Realty enters into contractual commitments in the normal course of business with the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. Under the charter for the audit committee of Roberts Realty’s board of directors, related party transactions are also subject to review and oversight by the audit committee.

Roberts Realty and its predecessor limited partnerships have previously entered into agreements with Roberts Properties and Roberts Construction to provide design, development, and construction services for 16 apartment communities with a total of 2,750 units that were sold for a total sales price of $287,461,143 from 1999 to 2008. All of these communities were sold for a substantial profit. In entering into transactions with the Roberts Companies, Roberts Realty complied with the policies described in the preceding paragraph.

Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into a design and development agreement with Roberts Properties for its Highway 20 property in the total amount of $1,050,000 and has a remaining contractual commitment of $950,000 under that agreement. Roberts Realty made no payments to Roberts Properties under this agreement in the six months ended June 30, 2010.

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts during the six months ended June 30, 2010.

	Amounts	Amounts
	Incurred for	Incurred for
	Labor and Materials	5% Profit and
	Costs from	5% Overhead from
	1/1/10 to 6/30/10	1/1/10 to 6/30/10

Bradley Park	$12,384	$1,238
Northridge	146,118	14,612
Peachtree Parkway	2,981	298
North Springs	6,533	653

Totals	$168,016	$16,801

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and tenant improvements for new leases at the retail centers and office building. For the six months ended June 30, 2010, Roberts Realty paid Roberts Construction $60,065 for labor and materials costs plus $6,006 (5% for profit and 5% for overhead). Other affiliates of Mr. Roberts received miscellaneous fees and cost reimbursements of $77,284 for the six months ended June 30, 2010.

Office Leases. Effective as of January 1, 2010, Roberts Realty renewed its leases in the Northridge office building with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a new rental rate of $18.53 per rentable square foot. The effective rental rate is consistent with an October 2009 lease agreement between Roberts Realty and an unrelated third party at the Northridge office building. The Roberts Companies have the right to expand their rentable square footage at the new rental rate. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $58,842 for the six months ended June 30, 2010.

9.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS AND FAIR VALUE MEASUREMENTS
Impairment Loss on Real Estate Assets

Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment — Overall.

Non-Cash Impairments on Operating Real Estate Assets. FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) competition, (3) operating costs, (4) tenant occupancy, and (5) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ materially from those estimates. Roberts Realty’s determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by Roberts Realty’s management.

During the six months ended June 30, 2010, Roberts Realty determined that the carrying amount of the Addison Place Shops retail center was not recoverable as a result of lower estimated rental rates due to the current market and economic conditions. Accordingly, Roberts Realty recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center. During the six months ended June 30, 2009, Roberts Realty recorded a non-cash impairment loss of (a) $1,411,000 on the Grand Pavilion retail center; (b) $1,884,922 on the Addison Place Shops retail center; and (c) $699,948 on the Bassett retail center.

Non-Cash Impairments on Land Parcels. In accordance with FASB ASC Topic 360-10, Roberts Realty values land parcels at the lower of carrying value or fair value. The determination of the fair value of the Bradley Park, Peachtree Parkway, and Northridge properties was based on a discounted future cash flow analysis. The expected cash flows of these properties depend on estimates made by Roberts Realty’s management, including (1) changes in the national, regional, and/or local economic climates, (2) apartment rental rates, (3) competition, (4) operating costs, (5) occupancy, and (6) an estimated construction budget. In determining the fair value of the North Springs property, Roberts Realty took into account the estimated value of the property’s office, retail, condominium, and multifamily unit density, in addition to the value of the entitlements, development work, and other improvements that have been made to the property. The determination of the fair value of the Highway 20 and Westside properties was based on appraisals and comparable market sales. During the six months ended June 30, 2010, Roberts Realty determined that its land parcels were recorded at the lower of carrying value or fair value and therefore did not recognize an impairment loss. During the six months ended June 30, 2009, Roberts Realty recognized non-cash fair value adjustments related to its land parcels of $621,240 on the Peachtree Parkway property and $2,157,402 on the North Springs property.

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

•	Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities;

•	Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and

•	Level 3 — unobservable inputs that are used when little or no market data is available.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, Roberts Realty uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of financial and non-financial assets and liabilities. Accordingly, the fair values presented in the financial statements may not reflect the amounts ultimately realized on a sale or other disposition of these assets.

The following table provides the balances for those assets required to be measured at fair value on a recurring basis, which consisted of marketable securities, as of December 31, 2009. Roberts Realty held no assets required to be measured at fair value on a recurring basis as of June 30, 2010.

		As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Marketable equity securities	$38,177	$38,177	—	—

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009.

		As of June 30, 2010
Description	Total	Level 1	Level 2	Level 3

Assets related to discontinued operations	$5,627,178	—	—	$5,627,178

		As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$11,989,644	—	—	$11,989,644
Real estate under development	31,991,110	—	—	31,991,110
Assets related to discontinued operations	6,288,508	—	—	6,288,508

Total assets	$50,269,262	—	—	$50,269,262

10.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its projects. The contracts with Roberts Properties and Roberts Construction are described in Note 8 — Related Party Transactions. The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs plus 10% (5% overhead and 5% profit).

In addition to the construction contracts with Roberts Construction, Roberts Realty entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, and Peachtree Parkway projects. At June 30, 2010, outstanding commitments on these contracts totaled $248,591.

At June 30, 2010, Roberts Realty had a $500,000 letter of credit outstanding. The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held as a reserve fund for the payment of leasing costs. Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2010.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various limited partnerships into the operating partnership, the former partners of those limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. At June 30, 2010, there were 1,343,623 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2010.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty’s operating properties, development projects, and land held for investment or future development have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any environmental liability of that type.

Management’s Business Plan. Management continues to focus on improving Roberts Realty’s liquidity and balance sheet. Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative cash flow is primarily due to its five tracts of land and low occupancy rates at two of its retail centers and its office building. Roberts Realty has three loans with a total principal balance of $9,425,000 that mature within the next 12 months. Management’s plan is to renew these loans as they come due and extend their maturity dates at least 12 months. Management believes that its long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend its maturing loans or find alternative funding and raise additional capital for development. However, current economic conditions and the tight lending environment create uncertainty regarding whether the maturing loans will be extended or refinanced as planned. If Roberts Realty were required to use its current cash balances to pay down existing loans, those repayments and the corresponding reductions in Roberts Realty’s cash could adversely affect Roberts Realty’s ability to execute its plans as described further below. Management believes that the most important uses of Roberts Realty’s capital resources will be:

(a)	to provide working capital to cover its negative operating cash flow; and
(b)	to invest in the development of its land parcels to enable it to raise the required equity to construct these new multifamily communities.

Management is focusing on its core business of developing, constructing, leasing, operating, and selling high quality multifamily communities for cash flow and long-term appreciation. Management has reduced Roberts Realty’s debt and decreased its negative cash flow. Management intends to continue these efforts.

Retail Centers and Office Building. Because the retail sector has taken the brunt of this severe recession, Roberts Realty’s retail centers have struggled with occupancy as tenants have failed. Management anticipates that the performance of the retail centers will continue to be weak until the economy strengthens. Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging. In spite of this difficult environment, however, management is committed to increasing the occupancy of both the retail centers and office building so they can be positioned for sale. In addition to considering the sale of these assets, Roberts Realty may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types. Roberts Realty also intends to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

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

To provide the equity for construction, Roberts Realty may sell one or more of its land parcels to independent purchasers. Roberts Realty is also considering forming joint ventures and partnerships, and raising private equity. Roberts Realty is in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors. Roberts Realty may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties that would raise private equity for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community.

Possible Sale of the Entire Company. In an effort to maximize shareholder value, Roberts Realty remains open to any transaction that would be in the best interests of its shareholders, although management has not decided to put the company up for sale. Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. In four cases, Roberts Realty entered into mutual confidentiality agreements. To date, Roberts Realty has not entered into any letter of intent or agreement for such a transaction, primarily because discussions with interested parties did not reflect the values management believes are inherent in its real estate assets. Management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward shareholders and maximize their value.

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
Overview
We develop, own, and operate real estate assets as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. At June 30, 2010, we were its sole general partner and owned an 82.28% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure.
At July 21, 2010, we owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	two neighborhood retail centers totaling 49,999 square feet (Bassett and Spectrum);

•	a 62,323 square foot retail center held for redevelopment (Grand Pavilion retail center);

•	a commercial office building totaling 37,864 square feet, part of which serves as our corporate headquarters (Northridge office building);

•	three tracts of land totaling 58 acres in various phases of development and construction (Northridge, Bradley Park, and Peachtree Parkway); and

•	two tracts of land totaling 48 acres that we hold for future development (Highway 20 and North Springs).
During the six months ending June 30, 2010, we classified our Highway 20 land and North Springs land as “Land held for investment or future development” on our condensed consolidated balance sheets. We do not expect to commence development or construction on these two parcels within the next two years. See Note 2, Basis of Presentation to the condensed consolidated unaudited financial statements included in this report.
Recent Developments
Peachtree Parkway Land Loan Renewal
On June 21, 2010, we renewed an $8,175,000 loan and extended the maturity date of the loan to July 31, 2011 on substantially the same terms and conditions. At the closing, we deposited $396,690 as an interest reserve to fund the interest payments for the next 12 months. Under the terms of the renewed loan, we will make monthly payments of interest only at the 30-day LIBOR index rate plus 300 basis points, with an interest rate floor of 5.00% per annum. The loan is secured by our Peachtree Parkway property and by our North Springs property.

Sale of Addison Place Shops Retail Center and Westside Land
On June 30, 2010, we sold our 44,293 square foot Addison Place retail center and our 44-acre Westside land parcel to the lender for the $12,000,000 of debt secured by these two properties. As a result of this sale, we have no further obligations to the lender for these two loans.
The lender had previously loaned us $6,000,000 secured by Addison Place and $6,000,000 secured by the Westside land parcel. We had been in discussions with the lender regarding the extension of these two loans beginning in February 2010, when we agreed with the lender to extend the maturity date of the Westside loan to April 28, 2010. On April 27, 2010, we agreed with the lender to further extend the maturity date of the Westside loan from April 28, 2010 to June 28, 2010 and to extend the maturity date of the Addison Place loan from April 30, 2010 to June 30, 2010. After extensive discussions with the lender, we mutually agreed that it was in both of our best interests to sell these two properties to the lender (or its nominee) for the amount of the outstanding debt, thereby relieving us of any further responsibilities or expense concerning these two loans.
In approving the sale of Addison Place to the lender for the debt, our board of directors took into account the continuing poor performance of the Addison Place Shops due to the weak economic conditions and an oversupply of retail centers. With respect to Westside, our board evaluated the long-term nature of our investment in the property, the current real estate market conditions and the uncertainty associated with the timing of the start of development, which could be years into the future. Equally important, our board considered our need to preserve our cash to continue with our business plan to maximize shareholder value sooner rather than later and focus on our apartment business. Together, the sale of Addison Place Shops and Westside reduced our debt by $12,000,000 and improved our annual cash flow by approximately $800,000.
Maturing Short-Term Debt; Continuing Negative Operating Cash Flow
We continue to focus on improving our liquidity and balance sheet. As noted above, the sale of the Addison Place Shops and Westside reduced our debt by $12,000,000 and improved our operating cash flow by approximately $800,000. Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of July 21, 2010, we have three loans totaling $9,425,000 that mature within the next 12 months. We own five tracts of land totaling 106 acres. Our Northridge land is unencumbered and has a carrying value of $6,330,229. The remaining tracts of land — Bradley Park, Peachtree Parkway, Highway 20, and North Springs, — have a combined carrying value of $38,810,305 and are currently encumbered with land loans totaling $14,675,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) of our land. In addition, the financial performance of our three neighborhood retail centers and office building continues to be challenged by the ongoing weakness in the national and local economy. For these reasons, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. For an explanation of our plans to address these issues, see Liquidity and Capital Resources — Business Plan.

Results of Operations
Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009
The following table highlights some of our operating results and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended
	June 30,		$ (Decrease)
	2010	2009	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$487,318	$504,323	$(17,005)

OPERATING EXPENSES:
Property operating expenses	181,108	232,195	(51,087)
General and administrative expenses	404,791	401,386	3,405
Impairment loss on real estate assets	—	3,478,590	(3,478,590)
Depreciation and amortization	148,615	162,234	(13,619)

Total operating expenses	734,514	4,274,405	(3,539,891)

LOSS FROM OPERATIONS	(247,196)	(3,770,082)	(3,522,886)

OTHER EXPENSE	(3,333,453)	(355,805)	2,977,648

LOSS FROM CONTINUING OPERATIONS	$(3,580,649)	$(4,125,887)	$(545,238)

LOSS FROM DISCONTINUED OPERATIONS	$(318,423)	$(2,045,039)	$(1,726,616)

NET LOSS	$(3,899,072)	$(6,170,926)	$(2,271,854)

Net loss decreased $2,271,854 when compared to the 2009 period. The decrease was primarily due to a reduction of $3,478,590 in non-cash impairment losses on real estate assets and a decrease of $1,726,616 in discontinued operations as a result of the sale of the Addison Place Shops. This was partially offset by a $2,977,648 increase in other expense due to the loss on extinguishment of debt from the sale of the Westside land. We explain below the major variances between the 2010 and 2009 periods.
Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased $51,087 from $232,195 in the 2009 period to $181,108 in the current period. This decrease was due primarily to a $58,239 decrease in property taxes resulting from successful property tax appeals.
During the current period, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center that is recorded in discontinued operations. During the 2009 period, we recorded a total of $5,363,512 in non-cash impairment losses. Of this amount, $1,884,922 was recorded within discontinued operations related to the Addison Place Shops. The other non-cash impairment losses that were included in continuing operations consisted of:
•	a $2,157,402 non-cash impairment on the North Springs land;

•	a $699,948 non-cash impairment on the Bassett retail center; and

•	a $621,240 non-cash impairment on the Peachtree Parkway land.

Other expense increased $2,977,648 from $355,805 in the 2009 period to $3,333,453 in the current period. This increase was primarily due to the loss on extinguishment of debt from the sale of the Westside land. We sold the property for its debt, and its carrying value exceeded the debt secured by the asset, which resulted in a $2,989,396 loss on the extinguishment of debt.
Loss from discontinued operations on the Addison Place Shops decreased $1,726,616 from $2,045,039 in the second quarter of 2009 to $318,423 in the second quarter of 2010. This decrease was primarily due to:
•	A $1,380,902 decrease in the non-cash impairment loss on the Addison Place Shops. The non-cash impairment loss was $1,884,922 in the 2009 period compared to $504,020 in the current period.

•
A gain on the extinguishment of debt in connection with the sale of the Addison Place Shops retail center. We sold the property for its debt, and the debt exceeded the carrying value of the asset, which resulted in a $269,836 gain on the extinguishment of debt.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
The following table highlights some of our operating results and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Six Months Ended
	June 30,		$ (Decrease)
	2010	2009	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$982,253	$994,085	$(11,832)

OPERATING EXPENSES:
Property operating expenses	426,380	471,698	(45,318)
General and administrative expenses	828,250	909,842	(81,592)
Impairment loss on real estate assets	—	4,889,590	(4,889,590)
Depreciation and amortization	300,431	376,520	(76,089)

Total operating expenses	1,555,061	6,647,650	(5,092,589)

LOSS FROM OPERATIONS	(572,808)	(5,653,565)	(5,080,757)

OTHER EXPENSE	(3,683,502)	(617,482)	3,066,020

LOSS FROM CONTINUING OPERATIONS	(4,256,310)	(6,271,047)	(2,014,737)

LOSS FROM DISCONTINUED OPERATIONS	(522,514)	(2,147,465)	(1,624,951)

NET LOSS	$(4,778,824)	$(8,418,512)	$(3,639,688)

Net loss decreased $3,639,688 in the six months ended June 30, 2010 when compared to the 2009 period. This result was primarily due to a decrease of $4,889,590 in non-cash impairment losses on real estate assets and a decrease of $1,624,951 in discontinued operations as a result of the sale of the Addison Place Shops, offset by a $3,066,020 increase in other expense due to the loss on extinguishment of debt from the sale of the Westside land. We explain below the major variances between 2010 and 2009 periods.
Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased $45,318 from $471,698 in the 2009 period to $426,380 in the current period. This decrease was due primarily to a $62,263 decrease in property taxes that resulted from successful property tax appeals.

During the six months ended June 30, 2010, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops that is recorded in discontinued operations. During the 2009 period, we recorded a total of $6,774,512 in non-cash impairment losses. Of this amount, $1,884,922 was recorded in discontinued operations related to the Addison Place Shops. The other non-cash impairment losses that were included in continuing operations consisted of:
•	a $2,157,402 non-cash impairment on the North Springs land;

•	a $1,411,000 non-cash impairment on the Grand Pavilion retail center;

•	a $699,948 non-cash impairment on the Bassett retail center; and

•	a $621,240 non-cash impairment on the Peachtree Parkway land.
Depreciation expense, a non-cash charge, decreased $76,089 from $376,520 in the 2009 period to $300,431 in the current period as a result of the non-cash impairments taken in previous periods.
Other expense increased $3,066,020 from $617,482 in the 2009 period to $3,683,502 in the current period. This increase was primarily due to the loss recorded on extinguishment of debt resulting from the sale of the Westside land. We sold the property for its debt, and its carrying value exceeded the debt secured by the Westside land, which resulted in a $2,989,396 loss on the extinguishment of debt.
Loss from discontinued operations on the Addison Place Shops decreased $1,624,951 from $2,147,465 in the 2009 period to $522,514 in the current period. This decrease was primarily due to:
•	A $1,380,902 decrease in the non-cash impairment loss on the Addison Place Shops. The non-cash impairment loss was $1,884,922 in the 2009 period compared to $504,020 in the current period.

•
A gain on the extinguishment of debt in connection with the sale of the Addison Place Shops. We sold the property for its debt, and the debt exceeded the carrying value of the asset, which resulted in a $269,836 gain on the extinguishment of debt.

Liquidity and Capital Resources
At June 30, 2010, we had $75,445,422 in total assets, of which $5,463,700 was cash and cash equivalents. In addition, we held $1,886,384 in restricted cash. Of our restricted cash, $727,884 is reserved for the payment of interest and certain other costs on specific outstanding loans, and $510,878 is a certificate of deposit pledged to secure a letter of credit for tenant improvements at the Spectrum retail center. As of July 21, 2010, we held $5,304,473 in cash and cash equivalents and $1,872,357 in restricted cash. Of our restricted cash balance, $690,415 is reserved for the payment of interest and certain other costs on specific outstanding loans. We believe that the most important uses of our capital resources will be:
(a)	to provide working capital to cover our negative operating cash flow; and

(b)	to invest in the development of our land parcels to enable us to raise the required equity to construct new multifamily communities.
Our current cash resources are inadequate to meet these needs. To raise additional capital, we may sell one or more land parcels to a third party or to Roberts Properties, Inc. (“Roberts Properties”) or to an affiliate of Roberts Properties. We are considering forming joint ventures and raising private equity. (Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of the Board, owns all of the outstanding stock of Roberts Properties.)

We continue to focus on improving our liquidity and balance sheet. In that regard, the sale of the Addison Place Shops and Westside reduced our debt by $12,000,000 and improved our annual cash flow by approximately $800,000.
Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of July 21, 2010, we have three loans with a current principal balance of $9,425,000 that mature within the next 12 months, as listed in the following table in their order of maturity:

		Principal Payments
Property Securing Loan	Maturity Date	Due Within 12 Months
Northridge office building	9/10/10	$ 2,925,000
Highway 20 land parcel	10/18/10	3,500,000
Bradley Park land parcel	4/28/11	3,000,000

Total		$ 9,425,000

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. The three primary reasons for our negative operating cash flow are as follows:
•
We own five tracts of land totaling 106 acres. Our Northridge land is unencumbered and has a carrying value of $6,330,229. The remaining tracts of land — Bradley Park, Peachtree Parkway, Highway 20, and North Springs — have a combined carrying value of $38,810,305 and are currently encumbered with land loans totaling $14,675,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•
Due to the continued weakness in the national and local economy, two of our three retail centers and our office building are operating at a loss, and the other retail center is positively cash flowing.

•
Our general and administrative expenses for 2009 were $1,825,104 and included the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities. These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404 of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a publicly traded company are approximately $550,000 per year.

Short- and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using our cash balance of $5,304,473 to meet our short-term liquidity requirements, including general and administrative expenses, and improvements at our existing properties. With respect to the $9,425,000 in debt that matures in the next 12 months, we intend to refinance each of these loans with the same lender or with another lender. We may be required to repay part of the outstanding principal of one or more of these loans in connection with that refinancing. To fund these repayments, we may use cash from one or more of the following sources: our existing cash, contributions from a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans and from the sale of properties.

Business Plan
We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing the business plan described below. We are focusing on our core business of developing, building, leasing, operating, and selling high quality multifamily apartment communities for cash flow and long-term appreciation. We have reduced our debt and our negative cash flow, and we intend to continue these efforts. We intend to pursue our business plan opportunistically with maximum flexibility in light of the challenging local and national economic climate, the difficult current and expected real estate and credit markets, and many other factors. In the following paragraphs, we explain our strategies for each type of property we own:
•	three retail centers, including one retail center held for redevelopment;

•	an office building;

•	three land parcels held for development and construction; and

•	two land parcels held for future development.
Retail Centers and Office Building. We currently own three retail centers and an office building, which have the occupancy percentages provided below as of July 21, 2010:
1.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 100.0% occupied.

2.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 61.4% occupied.

3.	Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that we are holding for redevelopment and that is 16.9% occupied.

4.	Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied. We occupy a portion of the building as our corporate headquarters.
Because the retail sector has taken the brunt of this severe recession, our retail centers have struggled with occupancy as tenants have failed. The risks of owning retail centers have dramatically increased since we bought these centers, and we anticipate that the performance of our retail centers will continue to be weak until the economy strengthens. Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging. In spite of this difficult environment, however, we are committed to increasing the occupancy of our retail centers and our office building so they can be positioned for sale.
In addition to considering the sale of these assets, we may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types. We also intend to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

The conduit loans secured by the Bassett, Spectrum, and Grand Pavilion retail centers are non-recourse. If we are unable to increase the occupancy levels and financial performance of one or more of these centers as we intend, particularly if the retail sector fails to improve or worsens, we may seek modifications of these loans. As a last resort, we may transfer one or all of these retail centers back to the lender in settlement of the debt to avoid any further negative operating cash flow from these assets.
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
Land Parcels Held for Development and Construction. We are currently holding three land parcels for development and construction:
1.	Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs that is zoned for 220 multifamily units.

2.	Bradley Park, a 22-acre site located in Forsyth County that is zoned for 154 multifamily units.

3.
Peachtree Parkway, a 25-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County that is zoned for 292 multifamily units and located across the street from The Forum, a 580,000 square foot upscale shopping center.

We are moving forward with the development and construction of our next two multifamily communities — Northridge and Bradley Park. We will not be able to make substantial progress on constructing these projects, however, until we obtain construction financing.
Despite the very challenging economic conditions, we believe this is an opportune time to create new multifamily assets. We believe that in this difficult economic climate we can build at lower construction costs and create value for our shareholders as we have historically done during economic downturns and recessions. We are currently seeking to obtain construction loans for the Northridge and Bradley Park communities. Given our negative cash flow, the severe credit crunch, and the extreme difficulty in obtaining construction loans for multifamily communities in Atlanta at present, we may be unable to do so until the economy improves and credit becomes more readily available for construction loans.
To provide the equity we need for construction of one or more of these communities, we may sell one or more of our land parcels to independent purchasers. We are also considering forming joint ventures and partnerships, and raising private equity. We are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.
We may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties that would raise private equity for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community. Under our Code of Business Conduct and Ethics, the terms of any sale of a property to Mr. Roberts or his affiliates would be negotiated and approved by our audit committee, which is composed of the two independent members of our board of directors.

Land Parcels Held for Future Development. We currently hold two land parcels for future development:
1.	Highway 20, a 38-acre site located in Cumming that is zoned for 210 multifamily units. We are currently holding Highway 20 for future development.

2.
North Springs, a 10-acre site located on Peachtree Dunwoody Road in Sandy Springs across from the North Springs MARTA station that is zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space. We are currently holding North Springs for future development.

Possible Sale of the Entire Company. In our efforts to maximize shareholder value, we remain open to any transaction that would be in the best interests of our shareholders, although we have not decided to put the company up for sale. In 2009 and 2010, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. In four cases, we entered into mutual confidentiality agreements. To date, we have not entered into a letter of intent or agreement for such a transaction, primarily because the valuation discussions did not reflect the values we believe are inherent in our real estate assets. We remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.
Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
Cash and cash equivalents decreased $2,442,071 during the first six months of 2010 compared to a decrease of $5,500,765 during the 2009 period. The changes in cash and cash equivalents are described below.
Net cash used in operating activities in the 2010 period was $885,226 compared to $705,664 used during the 2009 period. The $179,562 increase primarily resulted from lower occupancy levels at our retail centers and an increase in cash used from discontinued operations.
Net cash used in investing activities was $1,288,191 during the 2010 period compared to $1,555,541 of cash used during the 2009 period. This decrease was primarily due to:
•	a $389,804 increase in the change in restricted cash that resulted from the required interest reserve and other costs on our Bradley Park and Peachtree Parkway loans; and

•	a $45,514 increase in the change of accounts payable and accrued expenses related to investing activities;
offset by
•	a $589,450 decrease in development and construction of real estate assets;

•	$46,685 from the sale of available for sale securities; and

•	a $58,111 decrease in cash used by discontinued operations.

Net cash used in financing activities was $268,654 for the 2010 period compared to $3,239,560 of cash used during the 2009 period. The decrease in cash used in financing activities primarily resulted from:
•	a $2,360,397 decrease in distributions paid to shareholders and unitholders (we made distributions totaling $2,360,397 in the 2009 period);

•	a $43,474 decrease in cash used for the purchase of treasury stock; and

•	a $577,000 decrease in cash used to repay a land note payable.
Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule
As of June 30, 2010

	Principal
Year	Payments	Properties with Balloon Payments
2010	$6,535,518	Highway 20, Northridge Office Building
2011	11,457,376	Bradley Park, Peachtree Parkway
2012	297,738
2013	6,256,980	Grand Pavilion
2014	4,644,299	Spectrum
Thereafter	2,313,708	Bassett

Total	$31,505,619

Short-Term Debt
We have a total of $9,425,000 in debt that matures within the next 12 months. All of that debt matures on or before April 28, 2011. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after June 30, 2011, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.
Effect of Floating Rate Debt
We have four loans that bear interest at floating rates. These loans had an aggregate outstanding balance of $17,600,000 at July 21, 2010. Loans totaling $14,100,000 bear interest at rates ranging from 200 to 300 basis points over the 30-day LIBOR with interest rate floors of 3.75% to 5%, and a $3,500,000 loan bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $176,000 per year and reduce our liquidity and capital resources by that amount.

Contractual Commitments
Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We have a remaining contractual commitment of $950,000 in development fees to Roberts Properties on the Highway 20 land parcel. We also enter into construction contracts in the normal course of business with Roberts Properties Construction, Inc. (Roberts Construction”) and currently have five ongoing construction contracts with Roberts Construction. The terms of the construction contracts are cost plus 10% (5% profit and 5% overhead).
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
Cost Capitalization
We state our real estate assets at the lower of depreciated cost or fair value, if deemed impaired. We expense ordinary repairs and maintenance as incurred. We capitalize and depreciate major replacements and betterments over their estimated useful lives. Depreciation expense is computed on a straight line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and five to seven years for furniture, fixtures, and equipment.
We capitalize direct costs associated with the development and construction of our real estate assets. We expense all internal costs associated with the acquisition and operation of these assets to general and administrative expense in the period we incur those costs. For our real estate assets, we capitalize interest on qualifying construction expenditures in accordance with FASB Accounting Standards Codification (ASC) Topic 835-20, Interest - Capitalization of Interest. During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as real estate taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on the rate at which construction is completed, the pace at which we lease the property, and what rent levels we achieve.

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
Asset Impairment Evaluation
We periodically evaluate our real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment — Overall.
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
During the six months ended June 30, 2010, we determined that the carrying amount on the Addison Place Shops retail center was not recoverable as a result of lower estimated rental rates in the cash flow assumptions due to the current market and economic conditions. Accordingly, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center. During the six months ended June 30, 2009, we recorded non-cash impairment losses of:
•	$1,411,000 on the Grand Pavilion retail center;

•	$1,884,922 on the Addison Place Shops retail center; and

•	$699,948 on the Bassett retail center.
In accordance with FASB ASC Topic 360-10, we value land parcels at the lower of carrying value or fair value. Our determination of the fair value of the Bradley Park, Peachtree Parkway, and Northridge properties was based on a discounted future cash flow analysis. The expected cash flows of these properties depend on estimates made by our management, including (1) changes in the national, regional, and/or local economic climates, (2) apartment rental rates, (3) competition, (4) operating costs, (5) occupancy, and (6) an estimated construction budget. In determining the fair value of the North Springs property, we took into account the estimated value of the property’s office, retail, condominium, and multifamily unit density, in addition to the value of the entitlements, development work, and other improvements that have been made to the property. The determination of the fair value of the Highway 20 and Westside properties was based on appraisals and comparable market sales. During the six months ended June 30, 2010, we determined that our land parcels were recorded at the lower of carrying value or fair value and therefore did not recognize an impairment loss. During the six months ended June 30, 2009, we recognized non-cash fair value adjustments related to land parcels of $621,240 on the Peachtree Parkway property and $2,157,402 on the North Springs property.

Recent Accounting Pronouncements
Please refer to Note 2, Basis of Presentation in the notes to the condensed consolidated financial statements included in this report for a discussion of other recent accounting standards and pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None of Roberts Realty, the operating partnership, or any real estate assets that we own is presently subject to any material litigation. To our knowledge, there is no material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to the operating partnership or to us.

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
At July 21, 2010, we have three loans totaling $9,425,000 that mature within 12 months. Our $2,925,000 Northridge office building construction loan matures on September 10, 2010, our $3,500,000 Highway 20 land loan matures on October 18, 2010, and our $3,000,000 Bradley Park land loan matures on April 28, 2011. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Stock Repurchase Plan
Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and purchase price. As of July 21, 2010, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We did not repurchase any shares in the first quarter or second quarter of 2010. The plan does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

2.1
Agreement for Deed In Lieu of Foreclosure by and between Compass Bank, Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. dated as of June 30, 2010 (Addison Place Shops and Westside). [Incorporated by reference to Item 2.1 in our current report on Form 8-K dated June 30, 2010.]

10.1
Fourth Consolidated Amendatory Agreement dated June 21, 2010 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Item 10.1 in our current report on Form 8-K dated June 21, 2010.]

10.2
Third Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated June 21, 2010 by and between Roberts Properties Residential, L.P. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Item 10.2 in our current report on Form 8-K dated June 21, 2010.]

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
Date: July 29, 2010

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)