Form 10-Q
period 2010-09-30
ROBERTS REALTY INVESTORS INC
filed 2010-11-05
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010

Common Stock, $.01 par value per share	10,276,195 shares

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
ASSETS

REAL ESTATE ASSETS:
Land	$9,268,326	$9,268,326
Buildings and improvements	14,163,327	16,343,959
Furniture, fixtures and equipment	467,319	447,283

	23,898,972	26,059,568
Less: accumulated depreciation	(4,001,823)	(3,426,076)

Operating real estate assets	19,897,149	22,633,492
Construction in progress and real estate under development	42,596,352	44,440,391
Land held for investment	—	9,009,124

Net real estate assets	62,493,501	76,083,007

CASH AND CASH EQUIVALENTS	5,042,432	7,905,771

RESTRICTED CASH	1,562,363	1,292,328

INVESTMENTS	—	38,177

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $495,099 and $449,640 at September 30, 2010 and December 31, 2009, respectively	197,938	214,590

LEASE INTANGIBLES — Net of accumulated amortization of $419,725 and $467,850 at September 30, 2010 and December 31, 2009, respectively	145,285	203,808

OTHER ASSETS — Net	267,590	157,053

ASSETS RELATED TO DISCONTINUED OPERATIONS	17,874	6,486,629

	$69,726,983	$92,381,363

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$13,872,681	$14,040,668
Construction note payable	2,898,333	3,005,000
Land notes payable	14,675,000	20,675,000
Accounts payable and accrued expenses	669,444	472,535
Due to affiliates	41,477	52,193
Security deposits and prepaid rents	112,770	107,292
Liabilities related to discontinued operations	—	6,103,103

Total liabilities	32,269,705	44,455,791

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	6,637,430	8,760,795

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 10,276,195 and 10,205,749 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	102,762	102,058
Additional paid-in capital	31,210,458	30,948,377
Treasury shares, at cost	(71,332)	(71,332)
Accumulated other comprehensive income	—	9,722
(Accumulated deficit) retained earnings	(422,040)	8,175,952

Total shareholders’ equity	30,819,848	39,164,777

	$69,726,983	$92,381,363

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$351,686	$407,482	$1,194,791	$1,261,550
Other operating income	58,148	72,457	197,296	212,474

Total operating revenues	409,834	479,939	1,392,087	1,474,024

OPERATING EXPENSES:
Personnel	—	8,270	13,905	23,629
Utilities	49,449	42,888	147,639	134,354
Repairs and maintenance	47,849	25,615	97,654	71,148
Real estate taxes	67,353	114,036	288,190	397,136
Marketing, insurance and other	16,808	23,313	57,948	59,553
General and administrative expenses	384,936	556,823	1,213,186	1,466,665
(Gain) loss on disposal of asset	(5,500)	5,254	(2,997)	5,254
Impairment loss on real estate assets	4,825,595	—	4,825,595	4,889,590
Depreciation and amortization	330,200	174,102	630,631	550,623

Total operating expenses	5,716,690	950,301	7,271,751	7,597,952

LOSS FROM OPERATIONS	(5,306,856)	(470,362)	(5,879,664)	(6,123,928)

OTHER (EXPENSE) INCOME:
Loss on extinguishment of debt	—	—	(2,989,396)	—
Gain on sale of available for sale securities	—	—	18,230	—
Interest income	10,532	23,071	35,751	100,179
Interest expense	(358,287)	(333,247)	(1,026,623)	(929,109)
Amortization of deferred financing & leasing costs	(28,341)	(33,328)	(97,560)	(132,056)

Total other expense	(376,096)	(343,504)	(4,059,598)	(960,986)

LOSS FROM CONTINUING OPERATIONS	(5,682,952)	(813,866)	(9,939,262)	(7,084,914)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,204	(46,222)	(519,310)	(2,193,687)

NET LOSS	(5,679,748)	(860,088)	(10,458,572)	(9,278,601)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,006,451)	(159,460)	(1,860,580)	(1,745,305)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(4,673,297)	$(700,628)	$(8,597,992)	$(7,533,296)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 6):

Loss from continuing operations — basic and diluted	$(0.46)	$(0.07)	$(0.80)	$(0.57)
Loss from discontinued operations — basic and diluted	—	—	(0.04)	(0.17)

Net loss — basic and diluted	$(0.46)	$(0.07)	$(0.84)	$(0.74)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(10,458,572)	$(9,278,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	519,310	2,193,687
Depreciation and amortization	728,191	682,679
Loss on extinguishment of debt	2,989,396	—
Impairment loss on real estate assets	4,825,595	4,889,590
Gain on sale of available for sale securities	(18,230)	—
Amortization of above and below market leases	(8,820)	13,406
Loss on disposal of asset	4,153	5,254
Decrease in restricted cash	254,105	—
(Increase) decrease in other assets	(102,230)	583
Increase in due to affiliates	15,037	237
Increase in accounts payable, accrued expenses and other liabilities relating to operations	227,996	313,650

Net cash used in operating activities from continuing operations	(1,024,069)	(1,179,515)
Net cash (used in) provided by operating activities from discontinued operations	(147,058)	1,548

Net cash used in operating activities	(1,171,127)	(1,177,967)

INVESTING ACTIVITIES:
Purchases of investments	—	(28,454)
Sale of available for sale securities	46,685	—
Payment of leasing costs	(720)	(3,494)
Increase in restricted cash	(529,140)	(684,959)
Increase (decrease) in accounts payable, accrued expenses and other liabilities relating to investing activities	6,063	(65,323)
Development and construction of real estate assets	(846,714)	(1,686,377)

Net cash used in investing activities from continuing operations	(1,323,826)	(2,468,607)
Net cash used in investing activities from discontinued operations	(6,600)	(64,796)

Net cash used in investing activities	(1,330,426)	(2,533,403)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(167,987)	(188,879)
Payment of loan costs	(80,187)	(113,066)
Repayment of construction note payable	(106,667)	(120,000)
Repayment of land note payable	—	(577,000)
Purchase of treasury stock	—	(55,446)
Payment of distribution on common shares	—	(1,809,307)
Payment of distribution on noncontrolling interest	—	(551,090)
Decrease in restricted cash relating to financing activities	5,000	—
(Decrease) increase in accounts payable, accrued expenses and other liabilities relating to financing activities	(11,945)	24,555

Net cash used in financing activities	(361,786)	(3,390,233)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,863,339)	(7,101,603)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,905,771	$16,454,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,042,432	$9,353,392

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $414,695 and $541,527 for the nine months ended September 30, 2010 and September 30, 2009, respectively	$993,014	$1.078,510

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$2,596	$69,191

Conversion of operating partnership units to common shares	$111,606	$76,631

Adjustments to noncontrolling interest in the operating partnership	$(151,179)	$(364,585)

NON-CASH SALE OF LAND HELD FOR INVESTMENT:

Sale of land held for investment	$9,009,124	$—

Decrease in other assets — net	$64	$—

Extinguishment of land notes payable	$(6,019,792)	$—

NON-CASH SALE OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Sale of real estate assets related to discontinued operations	$5,627,178	$—

Decrease in assets related to discontinued operations	$122,778	$—

Extinguishment of liabilities related to discontinued operations	$(6,019,792)	$—

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily residential communities. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust (“REIT”). Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, which are Georgia limited liability companies. Roberts Realty controls the operating partnership as its sole general partner and owner of a majority interest. Roberts Realty had an 82.28% ownership interest in the operating partnership at September 30, 2010.
Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, Roberts Realty is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of the adjusted taxable income to its shareholders. Provided that Roberts Realty maintains its qualification as a REIT, it generally will not be subject to federal income taxes on the taxable income it distributes to its shareholders. Accordingly, the accompanying condensed consolidated financial statements do not include a provision for federal and state income taxes.
At September 30, 2010, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	three neighborhood retail centers totaling 112,322 square feet;

•	one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters; and

•	five tracts of land totaling 106 acres in various phases of development and construction.
2.	BASIS OF PRESENTATION
Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2009. Roberts Realty has omitted disclosures from these notes to condensed consolidated financial statements that substantially duplicate the disclosures contained in the notes to the audited financial statements included in the annual report. In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations to conform to the current format.

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (see Note 6, Shareholders’ Equity — Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted for redemption.
The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock. The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.72% and 18.54% for the three months ended September 30, 2010 and 2009, respectively, and 17.79% and 18.81% for the nine months ended September 30, 2010 and 2009, respectively. There were 1,343,623 units outstanding as of September 30, 2010 and 1,386,394 units outstanding as of December 31, 2009. The noncontrolling interest of the unitholders was $6,637,430 at September 30, 2010 and $8,760,795 at December 31, 2009.
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s condensed consolidated statements of shareholders’ equity. The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September, 30
	2010	2009

Beginning balance	$8,760,795	$12,585,216
Net loss attributable to noncontrolling interest	(1,860,580)	(1,745,305)
Redemptions of noncontrolling partnership units	(111,606)	(76,631)
Adjustments to noncontrolling interest in operating partnership	(151,179)	(364,585)

Ending balance	$6,637,430	$10,398,695

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
On January 21, 2010, the FASB issued an update to FASB ASC Topic 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements. The retrospective application of this guidance on January 1, 2010 did not have a material effect on Roberts Realty’s financial statements.
On February 24, 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued. The adoption of this guidance did not have a material effect on Roberts Realty’s financial statements.
3.	INVESTMENTS
Roberts Realty classifies its marketable equity securities as available-for-sale, and marketable equity securities are reported at fair value in “Investments” on the condensed consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are excluded from income and are reported as other comprehensive income in shareholders’ equity. During the nine months ended September 30, 2010, Roberts Realty sold its available-for-sale securities and recognized an $18,230 gain from the sale. Roberts Realty measures the fair value of its marketable equity securities at quoted market prices in accordance with FASB ASC Topic 820-10, Fair Value Measurements.

	Proceeds	Realized	Cost
	from Sale	Gains	Basis

Marketable equity securities	$46,685	$18,230	$28,455
4.	DISCONTINUED OPERATIONS
On June 30, 2010, Roberts Realty sold its 44,293 square foot Addison Place Shops retail center to the lender for the $6,000,000 of debt secured by the property. As a result of this sale, Roberts Realty has no further obligations to the lender for the Addison Place Shops loan. Accordingly, the operations of Addison Place Shops have been accounted for as discontinued operations.
During the nine months ended September 30, 2010, Addison Place Shops was adjusted to its fair value, and a non-cash impairment loss of $504,020 was recorded. See Note 9, Impairment Loss on Real Estate Assets and Fair Value Measurements. The property was sold for its debt, which exceeded the carrying value of the property. Therefore, Roberts Realty recorded a $269,836 gain on the extinguishment of debt.

The following table summarizes the discontinued operations for the three and nine months ended September 30, 2010 and 2009 (unaudited):
Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$69,840	$141,849	$229,030
Other operating income	248	11,544	30,073	40,918

Total operating revenues	248	81,384	171,922	269,948

OPERATING EXPENSES:
Personnel	—	1,935	3,330	5,407
Utilities	3,711	10,576	26,059	32,303
Repairs and maintenance	1,351	3,601	10,934	8,644
Real estate taxes	(9,643)	(5,017)	17,483	59,269
Marketing, insurance and other	(36)	5,369	12,836	16,239
General and administrative expenses	1,661	(527)	96,951	69,073
Loss on leasehold improvements and leasing costs	—	—	83,557	10,678
Impairment loss on real estate assets	—	—	504,020	1,884,922
Depreciation and amortization	—	56,200	83,847	209,624

Total operating expenses	(2,956)	72,137	839,017	2,296,159

INCOME (LOSS) FROM OPERATIONS	3,204	9,247	(667,095)	(2,026,211)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	—	—	269,836	—
Interest expense	—	(53,161)	(117,708)	(159,250)
Amortization of deferred financing & leasing costs	—	(2,308)	(4,343)	(8,226)

Total other income (expense)	—	(55,469)	147,785	(167,476)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$3,204	$(46,222)	$(519,310)	$(2,193,687)

5.	NOTES PAYABLE
Northridge Office Building Loan Renewal. On September 30, 2010, Roberts Realty renewed its $2,898,333 Northridge office building loan and extended the maturity date of the loan to August 10, 2013. Under the terms of the renewal, Roberts Realty will make monthly payments consisting of a fixed principal amount of $13,333 and interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.50% per annum.
Grand Pavilion Retail Center Loan. As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business in order to focus exclusively on its greatest strengths, which are developing, constructing and managing apartment communities. Given that objective, Roberts Realty has elected not to make debt service payments since July 2010 on its Grand Pavilion retail center and has allowed the loan to go into default. In August 2010, Roberts Realty asked the lender to place the Grand Pavilion loan with the special servicer. Roberts Realty is in discussions with the special servicer to transfer the Grand Pavilion retail center to the lender for the $6,433,286 of debt secured by the property. Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan. This transaction would move Roberts Realty closer to exiting the retail business, reduce its debt by $6,433,286 and reduce its monthly negative operating cash flow by approximately $52,083 and its annual negative operating cash flow by approximately $625,000.

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
Peachtree Parkway Land Loan Renewal. On June 21, 2010, Roberts Realty renewed its $8,175,000 Peachtree Parkway loan, and extended the maturity date of the loan to July 31, 2011. At the closing, Roberts Realty established a $396,690 interest reserve with the lender to fund the interest payments for the next 12 months. Under the terms of the renewed loan, Roberts Realty will make monthly payments of interest only at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.00% per annum. The loan is secured by Roberts Realty’s Peachtree Parkway property and its North Springs property.
Maturing Short-Term Debt. On October 29, 2010, Roberts Realty renewed its Highway 20 land loan as described in Note 11 — Subsequent Events. As listed in the table below, which reflects the renewal of the Highway 20 land loan, Roberts Realty has two loans with a total principal balance of $11,175,000 that mature within the next 12 months. For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 10 — Commitments and Contingencies.

		Principal Payments Due
Property Securing Loan	Maturity Date	Within 12 Months

Bradley Park	4/28/11	$3,000,000
Peachtree Parkway	7/31/11	8,175,000

Total		$11,175,000

6.	SHAREHOLDERS’ EQUITY
Special Cash and Stock Distributions Declared in December 2008 and Paid in January 2009. On December 18, 2008, Roberts Realty’s board of directors declared a special distribution of $9,058,000, or $1.56 per share, to shareholders of record at the close of business on December 29, 2008. The distribution was paid in a combination of 20% in cash, or $0.31 per share, and 80% in common stock, equal to $1.25 per share. On January 29, 2009, Roberts Realty issued 3,754,732 shares to shareholders in the stock portion of the distribution and paid a total of $1,809,307 in cash to shareholders in the cash portion of the distribution. Unitholders received the same cash distribution as shareholders of $0.31 per unit, which totaled $551,090. As a result of this special stock distribution to shareholders, the conversion ratio for the exchange of units for shares was adjusted from (a) one share for each unit exchanged to (b) 1.647 shares for each unit exchanged. This change was effective as of January 29, 2009, but applied retroactively to the December 29, 2008 record date.

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
During the three months ended September 30, 2009, no operating partnership units were exchanged for shares, and during the nine months ended September 30, 2009, a total of 52,517 operating partnership units were exchanged for 86,500 shares. During the three months ended September 30, 2010, no operating partnership units were exchanged for shares, and during the nine months ended September 30, 2010, a total of 42,771 operating partnership units were exchanged for 70,446 shares. Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.
Treasury Stock. Roberts Realty repurchased 13,500 shares of its common stock for $11,972 during the three months ended September 30, 2009 and repurchased 59,638 shares of its common stock for $55,446 during the nine months ended September 30, 2009. In addition, Roberts Realty received 4,680 shares on January 29, 2009 in the stock distribution of $1.25 per share based on the treasury stock Roberts Realty held on the record date of December 29, 2008. Roberts Realty did not repurchase any shares during the three and nine months ended September 30, 2010.
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
There was no compensation expense or restricted stock activity for the three and nine months ended September 30, 2010 and 2009. There were no unvested shares of restricted stock outstanding at September 30, 2010.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Loss from continuing operations available for common shareholders — basic	$(4,675,933)	$(662,976)	$(8,171,067)	$(5,752,242)

Loss from continuing operations attributable to noncontrolling interest	(1,007,019)	(150,890)	(1,768,195)	(1,332,672)

Loss from continuing operations — diluted	$(5,682,952)	$(813,866)	$(9,939,262)	$(7,084,914)

Loss from discontinued operations for common shareholders — basic	2,636	(37,652)	(426,925)	(1,781,054)

Loss from discontinued operations attributable to noncontrolling interest	568	(8,570)	(92,385)	(412,633)

Loss from discontinued operations — diluted	$3,204	$(46,222)	$(519,310)	$(2,193,687)

Net loss — diluted	$(5,679,748)	$(860,088)	$(10,458,572)	$(9,278,601)

Weighted average number of shares — basic	10,276,195	10,173,269	10,267,750	10,140,492

Dilutive securities — weighted average number of units	2,212,992	2,315,918	2,221,437	2,348,695

Weighted average number of shares — diluted	12,489,187	12,489,187	12,489,187	12,489,187

7.	SEGMENT REPORTING
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

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three and nine months ended September 30, 2010 and 2009. The retail/office segment is composed of the Grand Pavilion, Bassett, and Spectrum at the Mall of Georgia retail centers, along with the Northridge office building. Roberts Realty’s Addison Place Shops retail center, which it sold on June 30, 2010, is reflected as discontinued operations within the retail/office segment. The land segment is composed of five tracts of land totaling 106 acres that are in various phases of development and construction. Roberts Realty sold its 44-acre Westside property on June 30, 2010, and the loss associated with that sale is reflected in other expense within the land segment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended September 30, 2010	Retail/Office	Land	Corporate	Total

Rental operations	$348,517	$3,169	$—	$351,686
Other operating income	58,148	—	—	58,148

Total operating revenues from consolidated entities	406,665	3,169	—	409,834

Operating expenses	2,363,903	2,703,400	319,187	5,386,490
Depreciation and amortization expense	330,029	—	171	330,200

Total operating expenses from consolidated entities	2,693,932	2,703,400	319,358	5,716,690

Other (expense) income	(254,052)	(132,576)	10,532	(376,096)

Consolidated loss from continuing operations	(2,541,319)	(2,832,807)	(308,826)	(5,682,952)

Consolidated loss from discontinued operations (Note 4)	3,204	—	—	3,204

Consolidated net loss	(2,538,115)	(2,832,807)	(308,826)	(5,679,748)

Consolidated loss attributable to noncontrolling interest	(449,754)	(501,973)	(54,724)	(1,006,451)

Consolidated net loss available for common shareholders	$(2,088,361)	$(2,330,834)	$(254,102)	$(4,673,297)

Total assets at September 30, 2010	$20,897,969	$42,644,879	$6,184,135	$69,726,983

Three Months Ended September 30, 2009	Retail/Office	Land	Corporate	Total

Rental operations	$404,313	$3,169	$—	$407,482
Other operating income	68,299	—	4,158	72,457

Total operating revenues from consolidated entities	472,612	3,169	4,158	479,939

Operating expenses	249,745	69,103	457,351	776,199
Depreciation and amortization expense	168,797	—	5,305	174,102

Total operating expenses from consolidated entities	418,542	69,103	462,656	950,301

Other (expense) income	(258,776)	(107,106)	22,378	(343,504)

Consolidated loss from continuing operations	(204,706)	(173,040)	(436,120)	(813,866)

Consolidated loss from discontinued operations (Note 4)	(46,222)	—	—	(46,222)

Consolidated net loss	(250,928)	(173,040)	(436,120)	(860,088)

Consolidated loss attributable to noncontrolling interest	(46,522)	(32,082)	(80,856)	(159,460)

Consolidated net loss available for common shareholders	$(204,406)	$(140,958)	$(355,264)	$(700,628)

Total assets at September 30, 2009	$30,529,410	$60,270,269	$10,360,086	$101,159,765

Nine Months Ended September 30, 2010	Retail/Office	Land	Corporate	Total

Rental operations	$1,185,284	$9,507	$—	$1,194,791
Other operating income	189,801	—	7,495	197,296

Total operating revenues from consolidated entities	1,375,085	9,507	7,495	1,392,087

Operating expenses	2,856,204	2,802,486	982,430	6,641,120
Depreciation and amortization expense	630,118	—	513	630,631

Total operating expenses from consolidated entities	3,486,322	2,802,486	982,943	7,271,751

Other (expense) income	(754,482)	(3,359,096)	53,980	(4,059,598)

Consolidated loss from continuing operations	(2,865,719)	(6,152,075)	(921,468)	(9,939,262)

Consolidated loss from discontinued operations (Note 4)	(519,310)	—	—	(519,310)

Consolidated net loss	(3,385,029)	(6,152,075)	(921,468)	(10,458,572)

Consolidated loss attributable to noncontrolling interest	(602,197)	(1,094,454)	(163,929)	(1,860,580)

Consolidated net loss available for common shareholders	$(2,782,832)	$(5,057,621)	$(757,539)	$(8,597,992)

Total assets at September 30, 2010	$20,897,969	$42,644,879	$6,184,135	$69,726,983

Nine Months Ended September 30, 2009	Retail/Office	Land	Corporate	Total

Rental operations	$1,252,044	$9,506	$—	$1,261,550
Other operating income	201,513	—	10,961	212,474

Total operating revenues from consolidated entities	1,453,557	9,506	10,961	1,474,024

Operating expenses	2,845,595	2,974,513	1,227,221	7,047,329
Depreciation and amortization expense	537,313	—	13,310	550,623

Total operating expenses from consolidated entities	3,382,908	2,974,513	1,240,531	7,597,952

Other (expense) income	(770,610)	(285,705)	95,329	(960,986)

Consolidated loss from continuing operations	(2,699,961)	(3,250,712)	(1,134,241)	(7,084,914)

Consolidated loss from discontinued operations (Note 4)	(2,193,687)	—	—	(2,193,687)

Consolidated net loss	(4,893,648)	(3,250,712)	(1,134,241)	(9,278,601)

Consolidated loss attributable to noncontrolling interest	(920,495)	(611,459)	(213,351)	(1,745,305)

Consolidated net loss available for common shareholders	$(3,973,153)	$(2,639,253)	$(920,890)	$(7,533,296)

Total assets at September 30, 2009	$30,529,410	$60,270,269	$10,360,086	$101,159,765

8.	RELATED PARTY TRANSACTIONS

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

Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into a design and development agreement with Roberts Properties for its Highway 20 property in the total amount of $1,050,000 and has a remaining contractual commitment of $950,000 under that agreement. Roberts Realty made no payments to Roberts Properties under this agreement in the nine months ended September 30, 2010.

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts during the nine months ended September 30, 2010.

	Amounts	Amounts
	Incurred for	Incurred for
	Labor and Materials	5% Profit and
	Costs from	5% Overhead from
	1/1/10 to 9/30/10	1/1/10 to 9/30/10

Bradley Park	$12,384	$1,238
Northridge	160,148	16,015
Peachtree Parkway	2,981	298
North Springs	8,039	804

Totals	$183,552	$18,355

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and tenant improvements for new leases at the retail centers and office building. For the nine months ended September 30, 2010, Roberts Realty paid Roberts Construction $120,551 for labor and materials costs plus $12,055 (5% for profit and 5% for overhead). Other affiliates of Mr. Roberts received cost reimbursements of $149,979 for the nine months ended September 30, 2010.

Office Leases. Roberts Realty leases office space in the Northridge office building to the Roberts Companies. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $58,842 for the nine months ended September 30, 2010.

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

Non-Cash Impairments on Operating Real Estate Assets. FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, and (6) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ materially from those estimates. Roberts Realty’s determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by Roberts Realty’s management.

During the three and nine months ended September 30, 2010, Roberts Realty determined in accordance with its probability-weighted discounted cash flow analysis as outlined in the preceding paragraph that the carrying amount of the Grand Pavilion retail center was not recoverable as a result of a change in the estimated holding period due to the current economic and market conditions. Accordingly, Roberts Realty recorded a non-cash impairment loss of $2,180,632 on the Grand Pavilion retail center. During the nine months ended September 30, 2009, Roberts Realty recorded a non-cash impairment loss of (a) $1,411,000 on the Grand Pavilion retail center and (b) $699,948 on the Bassett retail center.

In addition, during the nine months ended September 30, 2010 and September 30, 2009, Roberts Realty recorded non-cash impairment losses of $504,020 and $1,884,922, respectively, on the Addison Place Shops retail center. As a result of the sale of Addison Place Shops retail center on June 30, 2010, these amounts are reflected in loss from discontinued operations. See Note 4 — Discontinued Operations.

Non-Cash Impairments on Land Parcels. In accordance with FASB ASC Topic 360-10, Roberts Realty values land parcels at the lower of carrying value or fair value. The determination of the fair value of the Northridge, Bradley Park, Peachtree Parkway, and Highway 20 properties was based on a discounted future cash flow analysis. The expected future cash flows of these properties depend on estimates made by Roberts Realty’s management, including (1) changes in the national, regional, and/or local economic climates, (2) apartment rental rates, (3) competition, (4) operating costs, (5) occupancy, and (6) an estimated construction budget.

During the three and nine months ended September 30, 2010, Roberts Realty determined that the carrying amount of the North Springs property was not recoverable due to the current economic and market conditions. The determination of the fair value of the North Springs property was based on a discounted cash flow analysis assuming a future sale of the property at the estimated value of the property’s office, retail, condominium, and multifamily unit density, as well as the value of the entitlements, development work, and other improvements that have been made to the property. As a result of this analysis, during the three months ended September 30, 2010, Roberts Realty recorded a fair value adjustment of $2,644,963 on the North Springs property. During the nine months ended September 30, 2009, Roberts Realty recognized non-cash fair value adjustments related to its land parcels of $621,240 on the Peachtree Parkway property and $2,157,402 on the North Springs property.

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

The following table provides the balances for those assets required to be measured at fair value on a recurring basis, which consisted of marketable securities, as of December 31, 2009. Roberts Realty held no assets required to be measured at fair value on a recurring basis as of September 30, 2010.

		As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Marketable equity securities	$38,177	$38,177	—	—

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009.

		As of September 30, 2010
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$5,400,000	—	—	$5,400,000
Real estate under development	13,100,000	—	—	13,100,000
Assets related to discontinued operations	5,627,178	—	—	5,627,178

Total assets	$24,127,178	—	—	$24,127,178

		As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$11,989,644	—	—	$11,989,644
Real estate under development	31,991,110	—	—	31,991,110
Assets related to discontinued operations	6,288,508	—	—	6,288,508

Total assets	$50,269,262	—	—	$50,269,262

10.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its projects. The contracts with Roberts Properties and Roberts Construction are described in Note 8 — Related Party Transactions. The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs plus 10% (5% overhead and 5% profit).

In addition to the construction contracts with Roberts Construction, Roberts Realty has entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, and Peachtree Parkway projects. At September 30, 2010, outstanding commitments on these contracts totaled $223,419.

At September 30, 2010, Roberts Realty had a $500,000 letter of credit outstanding. The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held as a reserve fund for the payment of leasing costs. Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005. The letter of credit expires on September 26, 2011.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. At September 30, 2010, there were 1,343,623 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2010.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty’s operating properties, development projects, and land held for investment have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any such environmental liability.

Management’s Business Plan. Management continues to focus on improving Roberts Realty’s liquidity and balance sheet. Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative cash flow is primarily due to its five tracts of land and low occupancy rates at two of its retail centers and its office building. Roberts Realty has two loans with a total principal balance of $11,175,000 that mature within the next 12 months. Management’s plan is to renew these loans as they come due and extend their maturity dates at least 12 months. Management believes that its long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend its maturing loans or find alternative funding and raise additional capital for development. However, current economic conditions and the tight lending environment create uncertainty regarding whether the maturing loans will be extended or refinanced as planned. If Roberts Realty were required to use its current cash balances to pay down existing loans, those repayments and the corresponding reductions in Roberts Realty’s cash could adversely affect Roberts Realty’s ability to execute its plans as described further below. Management believes that the most important uses of Roberts Realty’s capital resources will be:

(a)	to provide working capital to cover its negative operating cash flow; and
(b)	to invest in the development of its land parcels to enable it to raise the required equity to construct these new multifamily communities.

Management is focusing on its core business of developing, constructing, leasing, operating, and selling high quality multifamily communities for cash flow and long-term appreciation. Management has reduced Roberts Realty’s debt and decreased its negative cash flow and intends to continue these efforts.

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

As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business in order to focus exclusively on its greatest strengths, which are developing, constructing, and managing apartment communities. Given that objective, Roberts Realty has elected not to make debt service payments since July 2010 on its Grand Pavilion retail center and has allowed the loan to go into default. In August 2010, Roberts Realty asked the lender to place the Grand Pavilion loan with the special servicer. Roberts Realty is in discussions with the special servicer to transfer the Grand Pavilion retail center to the lender for the $6,433,286 of debt secured by the property. Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan. This transaction would move Roberts Realty closer to exiting the retail business, reduce its debt by $6,433,286 and reduce its annual negative operating cash flow by approximately $625,000.

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

Highway 20 Loan Renewal. On October 29, 2010, Roberts Realty renewed its Highway 20 land loan and paid down the principal amount of the loan by $185,000. The renewed $3,315,000 land loan has a maturity date of April 8, 2012. Under the terms of the renewal, Roberts Realty will make monthly payments consisting of a fixed principal amount of $30,000 for the first twelve months along with interest at the prime rate, with an interest rate floor of 5.50% per annum. The last six monthly payments will be interest only at the above-described rates.

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
Overview
We develop, own, and operate real estate assets as a self-administered, self-managed equity real estate investment trust, or REIT. We conduct our business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. At September 30, 2010, we were its sole general partner and owned an 82.28% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure.
At October 29, 2010, we owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	two neighborhood retail centers totaling 49,999 square feet (Bassett and Spectrum);
•	a 62,323 square foot retail center (Grand Pavilion);
•	a commercial office building totaling 37,864 square feet, part of which serves as our corporate headquarters (Northridge office building); and
•	five tracts of land totaling 106 acres in various phases of development and construction (Northridge, Bradley Park, Peachtree Parkway, North Springs and Highway 20).
Recent Developments
Highway 20 Land Loan Renewal
On October 29, 2010, we renewed our Highway 20 land loan and paid down the principal amount of the loan by $185,000. The renewed $3,315,000 land loan has a maturity date of April 8, 2012. Under the terms of the renewal, we will make monthly payments consisting of a fixed principal amount of $30,000 for the first twelve months along with interest at the prime rate, with an interest rate floor of 5.50% per annum. The last six monthly payments will be interest only at the above-described rates.
Northridge Office Building Loan
On September 30, 2010, we renewed our $2,898,333 Northridge office building loan and extended the maturity date of the loan to August 10, 2013. Under the terms of the renewal, we will make monthly payments consisting of a fixed principal amount of $13,333 and interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.50% per annum.

Grand Pavilion Retail Center Loan
As we have previously stated in our annual and quarterly reports, our objective is to exit the retail business in order to focus exclusively on our greatest strengths, which are developing, constructing, and managing apartment communities. Given that objective, we have elected not to make debt service payments since July 2010 on our Grand Pavilion retail center and have allowed the loan to go into default. In August 2010, we asked the lender to place the Grand Pavilion loan with the special servicer. We are in discussions with the special servicer to transfer the Grand Pavilion retail center to the lender for the $6,433,286 of debt secured by the property. Because the loan is non-recourse, we would have no further obligations to the lender for this loan. This transaction would move us closer to exiting the retail business, reduce our debt by $6,433,286 and reduce our monthly negative operating cash flow by approximately $52,083 and our annual negative operating cash flow by approximately $625,000.
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
Maturing Short-Term Debt; Continuing Negative Operating Cash Flow
We continue to focus on improving our liquidity and balance sheet. Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of October 29, 2010, we have two loans totaling $11,175,000 that mature within the next 12 months. We own five tracts of land totaling 106 acres as follows:

Land	Carrying Value	Land Loans
Northridge	$6,429,353	Unencumbered
North Springs	13,100,000	*
Bradley Park	7,052,555	$3,000,000
Peachtree Parkway	10,418,758	8,175,000
Highway 20	5,670,688	3,315,000

Totals	$42,671,354	$14,490,000

*	The North Springs land also secures the Peachtree Parkway loan.
The land has a combined carrying value of $42,671,354 and is currently encumbered with land loans totaling $14,490,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) of our land. In addition, the financial performance of our three neighborhood retail centers and office building continues to be challenged by the ongoing weakness in the national and local economy. For these reasons, we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. For an explanation of our plans to address these issues, see Liquidity and Capital Resources — Business Plan.

Results of Operations
Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009
The following table highlights some of our operating results and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended
	September 30,		$(Decrease)
	2010	2009	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$409,834	$479,939	$(70,105)

OPERATING EXPENSES:
Property operating expenses	175,959	219,376	(43,417)
General and administrative expenses	384,936	556,823	(171,887)
Impairment loss on real estate assets	4,825,595	—	4,825,595
Depreciation and amortization	330,200	174,102	156,098

Total operating expenses	5,716,690	950,301	4,766,389

LOSS FROM OPERATIONS	(5,306,856)	(470,362)	4,836,494

OTHER EXPENSE	(376,096)	(343,504)	32,592

LOSS FROM CONTINUING OPERATIONS	$(5,682,952)	$(813,866)	$4,869,086

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$3,204	$(46,222)	$(49,426)

NET LOSS	$(5,679,748)	$(860,088)	$4,819,660

Net loss increased $4,819,660 when compared to the 2009 period. This was primarily due to an increase of $4,825,595 in non-cash impairment losses on real estate assets. We explain below the major variances between the 2010 and 2009 periods.
Total operating revenues decreased by $70,105 from $479,939 in the 2009 period to $409,834 in the current period primarily as a result of a lower occupancy level at the Grand Pavilion retail center and overall lower rental rates on the new leases and renewals.
Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased $43,417 from $219,376 in the 2009 period to $175,959 in the current period. This decrease was due primarily to a $46,684 decrease in property taxes resulting from successful property tax appeals.
General and administrative expenses decreased by $171,887 from $556,823 in the 2009 period to $384,936 in the current period primarily due to lower salaries expense, annual meeting expense, legal fees, and bad debt expenses.

There were no impairment losses in the 2009 period. During the current period, we recorded a total of $4,825,595 in non-cash impairment losses. The non-cash impairment losses consisted of:
•	a $2,180,632 non-cash impairment on the Grand Pavilion retail center; and
•	a $2,644,963 non-cash impairment on the North Springs land.
Other expense increased $32,592 from $343,504 in the 2009 period to $376,096 in the current period. This increase was primarily due to the reduction of $12,539 in interest income due to lower cash balances and an increase of $25,040 of interest expense because less interest was capitalized on construction in progress and real estate under development in the current period.
Income (loss) from discontinued operations on the Addison Place Shops decreased $49,426 from the third quarter of 2009 when compared to the current period due to the sale of the Addison Place shops in the second quarter of 2010.
Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009
The following table highlights some of our operating results and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Nine Months Ended
	September 30,		$(Decrease)
	2010	2009	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$1,392,087	$1,474,024	$(81,937)

OPERATING EXPENSES:
Property operating expenses	602,339	691,074	(88,735)
General and administrative expenses	1,213,186	1,466,665	(253,479)
Impairment loss on real estate assets	4,825,595	4,889,590	(63,995)
Depreciation and amortization	630,631	550,623	80,008

Total operating expenses	7,271,751	7,597,952	(326,201)

LOSS FROM OPERATIONS	(5,879,664)	(6,123,928)	(244,264)

OTHER EXPENSE	(4,059,598)	(960,986)	3,098,612

LOSS FROM CONTINUING OPERATIONS	(9,939,262)	(7,084,914)	2,854,348

LOSS FROM DISCONTINUED OPERATIONS	(519,310)	(2,193,687)	(1,674,377)

NET LOSS	$(10,458,572)	$(9,278,601)	$1,179,971

Net loss increased $1,179,971 in the nine months ended September 30, 2010 when compared to the 2009 period. This result was primarily due to a decrease of $1,674,377 in discontinued operations as a result of the sale of the Addison Place Shops in the second quarter of 2010, offset by a $3,098,612 increase in other expense primarily due to the loss on extinguishment of debt from the sale of the Westside land. We explain below the major variances between the 2010 and 2009 periods.
Total operating revenues decreased by $81,937 from $1,474,024 in the 2009 period to $1,392,087 in the current period, primarily as a result of a lower occupancy level at the Grand Pavilion retail center and overall lower rental rates on new leases and renewals.
Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased $88,735 from $691,074 in the 2009 period to $602,339 in the current period. This decrease was due primarily to a $108,947 decrease in property taxes that resulted from successful property tax appeals offset by an increase of $26,506 in maintenance and landscaping expenses.

General and administrative expense decreased by $253,479 from $1,466,665 in the 2009 period to $1,213,186 in the current period primarily due to lower salaries expense, annual meeting expense, listing fees, legal fees, and bad debt expenses.
During the nine months ended September 30, 2010, we recorded non-cash impairment losses of $4,825,595. The non-cash impairment losses consisted of a $2,180,632 non-cash impairment on the Grand Pavilion retail center and a $2,644,963 non-cash impairment on the North Springs land. During the 2009 period, we recorded a total of $4,889,590 in non-cash impairment losses. The non-cash impairment losses consisted of:
•	a $2,157,402 non-cash impairment on the North Springs land;
•	a $1,411,000 non-cash impairment on the Grand Pavilion retail center;
•	a $699,948 non-cash impairment on the Bassett retail center; and
•	a $621,240 non-cash impairment on the Peachtree Parkway land.
Other expense increased $3,098,612 from $960,986 in the 2009 period to $4,059,598 in the current period. This increase was primarily due to the $2,989,396 loss recorded on extinguishment of debt resulting from the sale of the Westside land and a $97,514 increase in interest expense because less interest was capitalized on construction in progress and real estate under development in the current period.
Loss from discontinued operations on the Addison Place Shops decreased $1,674,377 from $2,193,687 in the 2009 period to $519,310 in the current period. This decrease was primarily due to:
•	A $1,380,902 decrease in the non-cash impairment loss on the Addison Place Shops. The non-cash impairment loss was $1,884,922 in the 2009 period compared to $504,020 in the current period.
•	A $269,836 gain on the extinguishment of debt in connection with the sale of the Addison Place Shops in the second quarter of 2010.
Liquidity and Capital Resources
At September 30, 2010, we had $69,726,983 in total assets, of which $5,042,432 was cash and cash equivalents. In addition, we held $1,562,363 in restricted cash. Of our restricted cash at September 30, 2010, $575,573 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $506,748 was a certificate of deposit pledged to secure a letter of credit for tenant improvements at the Spectrum retail center. As of October 29, 2010, we held $4,475,258 in cash and cash equivalents and $1,530,491 in restricted cash. Of our restricted cash balance, $529,011 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $506,748 was included in the Spectrum certificate of deposit. We believe that the most important uses of our capital resources will be:
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
We continue to focus on improving our liquidity and balance sheet. In that regard, the sale of the Addison Place Shops and Westside on June 30, 2010 reduced our debt by $12,000,000 and reduced our annual negative cash flow by approximately $800,000. Additionally, the transfer of the Grand Pavilion retail center to the lender would further reduce our debt by $6,433,286 and further reduce our annual negative cash flow by approximately $625,000.
Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. As of October 29, 2010, we have two loans with a current aggregate principal balance of $11,175,000 that mature within the next 12 months, as listed in the following table in their order of maturity:

		Principal Payments
Property Securing Loan	Maturity Date	Due Within 12 Months

Bradley Park land parcel	4/28/11	$3,000,000
Peachtree Parkway land parcel	7/31/11	8,175,000

Total		$11,175,000

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. The three primary reasons for our negative operating cash flow are as follows:
•
We own five tracts of land totaling 106 acres with an aggregate carrying value of $42,671,354 that secure land loans totaling $14,490,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•
Due to the continued weakness in the national and local economy, two of our three retail centers and our office building are operating at a loss, and the other retail center is positively cash flowing.

•
Our general and administrative expenses for 2009 were $1,822,665 and included the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities. These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a publicly traded company are approximately $550,000 per year.

Short- and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using our cash balance of $5,042,432 to meet our short-term liquidity requirements, including general and administrative expenses, and improvements at our existing properties. With respect to the $11,175,000 in debt that matures in the next 12 months, we intend to refinance each of these loans with the same lender or with another lender. We may be required to repay part of the outstanding principal of one or more of these loans in connection with that refinancing. To fund these repayments, we may use cash from one or more of the following sources: our existing cash, contributions from a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans and from the sale of properties.
Business Plan
We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing the business plan described below. We are focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation. We have reduced our debt and our negative cash flow, and we intend to continue these efforts. We intend to pursue our business plan opportunistically with maximum flexibility in light of the challenging local and national economic climate, the difficult current and expected real estate and credit markets, and many other factors. In the following paragraphs, we explain our strategies for each type of property we own:
•	three retail centers;
•	an office building; and
•	five land parcels held for development and construction.
Retail Centers and Office Building. We currently own three retail centers and an office building, which have the occupancy percentages provided below as of October 29, 2010:
1.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 100.0% occupied.
2.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 61.4% occupied.
3.	Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 15.0% occupied.
4.	Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied. We occupy a portion of the building as our corporate headquarters.
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
Given our objective to exit the retail center business, we have elected not to make debt service payments since July 2010 on our Grand Pavilion retail center and have allowed the loan to go into default. In August 2010, we asked the lender to place the Grand Pavilion loan with the special servicer. We are in discussions with the special servicer to transfer the Grand Pavilion retail center to the lender for the $6,433,286 of debt secured by the property. Because the loan is non-recourse, we would have no further obligations to the lender for this loan. This transaction would move us closer to exiting the retail business, reduce our debt by $6,433,286 and reduce our monthly negative operating cash flow by approximately $52,083 and our annual negative operating cash flow by approximately $625,000.

In addition to considering the sale of the Bassett and Spectrum retail centers, we may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types. We also intend to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.
Like the conduit loan secured by the Grand Pavilion retail center, the conduit loans secured by the Bassett and Spectrum retail centers are non-recourse. If we are unable to increase the occupancy levels and financial performance of one or both of these centers as we intend, particularly if the retail sector fails to improve or worsens, we may seek modifications of these loans. As a last resort, we may transfer one or both of these retail centers back to the lender in settlement of the debt to avoid any further negative operating cash flow from these assets.
Land Parcels Held for Development and Construction. We are currently holding five land parcels for development and construction:
1.	Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs that is zoned for 220 multifamily units.
2.	Bradley Park, a 22-acre site located in Forsyth County that is zoned for 154 multifamily units.
3.
Peachtree Parkway, a 25-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County that is zoned for 292 multifamily units and is located across the street from The Forum, a 580,000 square foot upscale shopping center.

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
Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009
Cash and cash equivalents decreased $2,863,339 during the first nine months of 2010 compared to a decrease of $7,101,603 during the 2009 period. The changes in cash and cash equivalents are described below.
Net cash used in operating activities in the 2010 period was $1,171,127 compared to $1,177,967 used during the 2009 period.
Net cash used in investing activities was $1,330,426 during the 2010 period compared to $2,533,403 of cash used during the 2009 period. This decrease was primarily due to:
•	$46,685 from the sale of available for sale securities;
•	a $71,386 increase in the change of accounts payable and accrued expenses related to investing activities;
•	a $839,663 decrease in development and construction of real estate assets;
•	a $155,819 decrease in the change in restricted cash that resulted from the required interest reserve and other costs on our Bradley Park and Peachtree Parkway loans; and
•	a $58,196 decrease in cash used by discontinued operations.
Net cash used in financing activities was $361,786 for the 2010 period compared to $3,390,233 of cash used during the 2009 period. The decrease in cash used in financing activities primarily resulted from:
•	a $2,360,397 decrease in distributions paid to shareholders and unitholders (we made distributions totaling $2,360,397 in the 2009 period);
•	a $577,000 decrease in cash used to repay a land note payable;
•	a $55,446 decrease in cash used for the purchase of treasury stock;
•	a $34,225 decrease in principal repayments on notes payable; and
•	a $32,879 decrease in payment of loan costs.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule

	Total	Principal	Non-Recourse	Principal	Recourse
	Principal	Payments on	Loans with	Payments	Loans with
	Payments	Non-Recourse	Balloon	on Recourse	Balloon
Year	Per Year	(CMBS) Loans	Payments	Loans	Payments

2010	$153,599	$66,932		$86,667
2011	11,917,376	282,376		11,635,000	Peachtree Pkwy, Bradley Park
2012	3,412,738	297,738		3,115,000	Highway 20
2013	8,795,313	6,256,980	Grand Pavilion	2,538,333	Northridge Office
2014	4,644,299	4,644,299	Spectrum
Thereafter	2,313,708	2,313,708	Bassett

Total	$31,237,033	$13,862,033		$17,375,000

Short-Term Debt
We have a total of $11,175,000 in debt that matures within the next 12 months. All of that debt matures on or before July 31, 2011. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after September 30, 2011, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.
Effect of Floating Rate Debt
We have four loans that bear interest at floating rates. These loans had an aggregate outstanding balance of $17,375,000 at October 29, 2010. Loans totaling $14,060,000 bear interest at rates ranging from 225 to 300 basis points over the 30-day LIBOR with interest rate floors of 4.50% to 5%, and a $3,315,000 loan bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $174,000 per year and reduce our liquidity and capital resources by that amount.

Contractual Commitments
Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We have a remaining contractual commitment for development fees to Roberts Properties in the amount of $950,000 on the Highway 20 land parcel. We also enter into construction contracts in the normal course of business with Roberts Properties Construction, Inc. (“Roberts Construction”) and currently have five ongoing construction contracts with Roberts Construction. The terms of the construction contracts are cost plus 10% (5% profit and 5% overhead).
No Quarterly Dividends
We have not paid regular quarterly dividends since the third quarter of 2001, and we have no plans to resume paying regular quarterly dividends for the foreseeable future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes. We made cash distributions of $2,360,397 in 2009 for this purpose following the sale of our 403-unit Addison Place multifamily community for $60,000,000 in June 2008.
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
FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows of an operating property depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, and (6) holding period. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from those estimates. Our determination of fair value is based on a probability-weighted discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management.
During the three and nine months ended September 30, 2010, we determined in accordance with our probability-weighted discounted cash flow analysis as outlined in the preceding paragraph that the carrying amount of the Grand Pavilion retail center was not recoverable as a result of a change in the estimated holding period due to the current economic and market conditions. Accordingly, we recorded a non-cash impairment loss of $2,180,632 on the Grand Pavilion retail center. During the nine months ended September 30, 2009, we recorded a non-cash impairment loss of (a) $1,411,000 on the Grand Pavilion retail center and (b) $699,948 on the Bassett retail center.
In addition, during the nine months ended September 30, 2010 and September 30, 2009, we recorded non-cash impairment losses of $504,020 and $1,884,922, respectively, on the Addison Place Shops retail center. As a result of the sale of Addison Place Shops retail center on June 30, 2010, these amounts are reflected in loss from discontinued operations.
In accordance with FASB ASC Topic 360-10, we value land parcels at the lower of carrying value or fair value. Our determination of the fair value of the Northridge, Bradley Park, Peachtree Parkway, and Highway 20 properties was based on a discounted future cash flow analysis. The expected future cash flows of these properties depend on estimates made by our management, including (1) changes in the national, regional, and/or local economic climates, (2) apartment rental rates, (3) competition, (4) operating costs, (5) occupancy, and (6) an estimated construction budget.

During the three and nine months ended September 30, 2010, we determined that the carrying amount of the North Springs property was not recoverable due to the current economic and market conditions. The determination of the fair value of the North Springs property was based on a discounted cash flow analysis assuming a future sale of the property at the estimated value of the property’s office, retail, condominium, and multifamily unit density, as well as the value of the entitlements, development work, and other improvements that have been made to the property. As a result of this analysis, during the three months ended September 30, 2010, we recorded a fair value adjustment of $2,644,963 on the North Springs property. During the nine months ended September 30, 2009, we recognized non-cash fair value adjustments related to our land parcels of $621,240 on the Peachtree Parkway property and $2,157,402 on the North Springs property.
Recent Accounting Pronouncements
Please refer to Note 2, Basis of Presentation in the notes to the condensed consolidated financial statements included in this report for a discussion of other recent accounting standards and pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Roberts Realty, the operating partnership, or any real estate assets that we own are not presently subject to any material litigation. To our knowledge, there is no material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to the operating partnership or to us. We have a disputed claim in the amount of $127,124 by an architect that has gone out of business related to our Bradley Park property. We dispute the amount and quality of the work performed and believe this dispute will more than likely lead to litigation.
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
At October 29, 2010, we have two loans totaling $11,175,000 that mature within 12 months. Our $3,000,000 Bradley Park land loan matures on April 28, 2011, and our $8,175,000 Peachtree Parkway land loan matures on July 31, 2011. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Stock Repurchase Plan
Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and purchase price. As of October 29, 2010, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We did not repurchase any shares in the first quarter, second quarter or third quarter of 2010. The plan does not have an expiration date.

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
Date: November 5, 2010

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)