Form 10-K
period 2010-12-31
ROBERTS REALTY INVESTORS INC
filed 2011-03-17
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,714,146 based on the closing sale price of $1.56 per share as reported on the NYSE Amex Equities exchange.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2011

Common Stock, $.01 par value per share	10,357,831 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated

None	N/A

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “intend,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 1, 1A, 2, 5 and 7 of this report.
Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including development and construction of new multifamily communities and the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate an extension of our short-term debt; whether the employment rate in Atlanta will rebound as we expect; the challenging conditions for retail shopping centers and office buildings in our market area; uncertainties regarding the performance of upscale multifamily communities in our Atlanta submarket; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.
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
General
Roberts Realty Investors, Inc. is a self-administered, self-managed equity real estate investment trust, or REIT. Our primary business is to develop, construct, own, and manage multifamily apartment communities. We currently own the following properties, all of which are located in metropolitan Atlanta, Georgia:
•	five tracts of land totaling 106 acres that are zoned for 1,232 multifamily units;
•	three retail shopping centers; and
•	one office building.
As we have done in the past, we are focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation. We plan to exit the retail business. We significantly reduced our debt and our negative cash flow in 2010, and we intend to continue these efforts.
Recent Developments
Loan Renewals
From June 2010 through December 2010, we renewed the following four loans. As a result of these renewals, we have now extended all of our loan maturities to 2012 and later, except for our $8,175,000 Peachtree Parkway land loan that matures on July 31, 2011.
•	On December 29, 2010, we renewed and extended our $3,000,000 Bradley Park land loan to April 30, 2012.
•	On October 29, 2010, we renewed our Highway 20 land loan and paid down the principal amount of the loan by $185,000. The renewed $3,315,000 Highway 20 loan has a maturity date of April 8, 2012.
•	On September 30, 2010, we renewed the $2,898,333 loan for our Northridge office building and extended the loan’s maturity date to August 10, 2013.
•	On June 21, 2010, we renewed our $8,175,000 Peachtree Parkway land loan and extended its maturity date to July 31, 2011.
Grand Pavilion Retail Center Nonrecourse Loan
As we have previously stated in our annual and quarterly reports, we intend to exit the retail shopping center business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective and the approximately $625,000 in annual negative cash flow from our Grand Pavilion retail center, we have elected not to make debt service payments since July 2010 on that retail center and have allowed the loan to go into default. We are seeking to transfer the Grand Pavilion retail center to the lender as soon as possible in satisfaction of the $6,433,286 principal amount of debt secured by the property. Because the loan is nonrecourse, we would have no further obligations to the lender for this loan. This transaction would move us closer to exiting the retail business, reduce the principal amount of our debt by $6,433,286, and reduce our annual negative operating cash flow by approximately $625,000.

Sale of Addison Place Shops Retail Center and Westside Land
On June 30, 2010, we sold our 44,293 square foot Addison Place retail center and our 44-acre Westside land parcel to the lender for the $12,000,000 of debt secured by these two properties. As a result of these sales, we have no further obligations to the lender for these two loans.
In approving the sale of the Addison Place retail center to the lender for the debt, our board of directors took into account the continuing poor performance of the Addison Place retail center due to the weak economic conditions and an oversupply of retail centers in its market area. The sale of the Addison Place retail center was also consistent with our objective to exit the retail business. With respect to Westside, our board evaluated the long-term nature of our investment in the property, the current real estate market conditions, and the uncertainty associated with the timing of the start of development, which could be years into the future. Equally important, our board considered our need to preserve our cash to continue with our business plan to maximize shareholder value sooner rather than later and focus on our apartment business. Together, the sale of the Addison Place retail center and Westside reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000.
Liquidity Outlook
We continue to focus on improving our liquidity and balance sheet. We had $3,218,774 in cash as of March 8, 2011. Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 106 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.

		Principal Amount
Land	Carrying Value (1)	of Land Loans

Northridge	$6,517,178	Unencumbered
North Springs	13,100,000	(2)
Bradley Park	7,066,457	$3,000,000
Peachtree Parkway	10,418,758	8,175,000
Highway 20	5,834,374	3,225,000

Totals	$42,936,767	$14,400,000

(1)	“Carrying value” means the book value of the properties as reflected on our financial statements.

(2)	The North Springs land also secures the Peachtree Parkway loan.
We have substantial equity in these tracts, which are an integral part of our multifamily community development and construction program described in Business Plan below. Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans we need to make substantial progress in constructing and leasing up our planned multifamily communities as described in our business plan below.

We had total debt of $31,097,509 as of December 31, 2010 and have one loan that matures within the next 12 months: our $8,175,000 Peachtree Parkway loan that matures on July 31, 2011. If we are unable to renew this loan, we may repay all or part of it from the funds we are seeking to raise as described in our business plan below.
Business Plan
Overview and Outlook
We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business plan. As we have done in the past, we are focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation. We plan to exit the retail business. We significantly reduced our debt and our negative cash flow in 2010, and we intend to continue these efforts. We explain below our strategies for each type of property we own.
Development and Construction of Multifamily Communities
We are now optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located. We believe the economic climate for our business in these markets is improving for the following reasons:
•
Rents for the “Class A” or upscale apartments communities of the type that we build should increase appreciably during 2011, and the current high level of rental concessions should decrease over time as the market continues to improve.

•	Occupancy rates for Class A apartments in Atlanta should continue to increase in 2011.
•	The number of new apartments constructed in Atlanta was substantially lower in 2010 than in recent years and is expected to remain low in 2011.
•	Employment in metro Atlanta is expected to grow, although slowly compared to historical levels.
•
Nationally, home ownership rates are declining, and we believe that this trend, coupled with rising interest rates and larger required down payments for single-family home loans, will lead to higher demand for apartments generally and in our market areas.

We believe that these favorable trends will increase the availability of debt and equity capital for the construction of new apartments in our market areas, particularly for companies like ours that have weathered the recession, own tracts of land in areas we believe are well-suited for upscale apartments, and have a long history of developing, constructing, leasing up, and selling upscale multifamily communities at substantial profits. For the reasons explained in Item 1A, Risk Factors, however, our beliefs and expectations about these favorable trends may not prove to be accurate.
We are currently holding five land parcels for development and construction:
1.
Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units. We have purchased the land disturbance permit, completed clearing, and commenced grading the site.

2.
Bradley Park, a 22-acre site located in Forsyth County zoned for 154 multifamily units. We have completed our architectural drawings, purchased our land disturbance permit, and are ready to begin grading the site.

3.
Peachtree Parkway, a 25-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County zoned for 292 multifamily units that is located across the street from The Forum, a 580,000 square foot upscale shopping center.

4.	Highway 20, a 38-acre site located in Cumming zoned for 210 multifamily units. We have started the necessary design and development work for this community.
5.
North Springs, a 10-acre site located on Peachtree Dunwoody Road in Sandy Springs across from the North Springs commuter rail station; the property is zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.

Now that the Atlanta apartment market is beginning to recover from the recession, we believe this is an opportune time to create new multifamily assets. We believe that we can build at lower construction costs and create value for our shareholders as we have historically done during economic downturns and recessions and as the economy recovers. We intend to move forward with the development and construction of our next two multifamily communities — Northridge and Bradley Park. Although we cannot make substantial progress on constructing these projects until we raise the required equity and obtain construction financing, we believe that the market for construction financing is improving in light of the positive factors noted above. We currently estimate that we will need approximately $35,718,000 in debt and equity to complete the construction of our Northridge and Bradley Park multifamily communities.
To provide the equity we need for construction of one or more of these communities as well as to repay or partially extend our Peachtree Parkway loan, we may sell one or more of our land parcels to independent purchasers. Potential buyers have recently expressed interest in purchasing some of our properties, and we believe that they have the financial resources to do so. We are also considering forming joint ventures and partnerships, and raising private equity. We are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.
We may also sell one or more land parcels to Roberts Properties, Inc. (“Roberts Properties”), which is owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, or to a newly formed affiliate of either Roberts Properties or Roberts Realty that would raise equity in a private offering for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community. Under our Code of Business Conduct and Ethics, the terms of any sale of a property to Mr. Roberts or his affiliates would be negotiated and approved by our audit committee, which is composed of the two independent members of our board of directors.
Retail Centers and Office Building
We currently own three retail centers and an office building, which have the occupancy percentages provided below:
1.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.

2.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 56.8% occupied.
3.
Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 15.0% occupied. As previously explained, we are no longer making payments on the nonrecourse loan secured by this retail center, and we are seeking to transfer it to the lender as soon as possible in satisfaction of the $6,433,286 principal amount of debt secured by the property.

4.	Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied. We occupy a portion of the building as our corporate headquarters.
Because the retail sector took the brunt of the severe recession, our retail centers have struggled with occupancy as tenants have failed. The risks of owning retail centers have dramatically increased since we purchased these retail centers, and we anticipate that the performance of our retail centers will continue to be weak for the foreseeable future. As a result, we are focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities, and we intend to exit the retail business. In spite of this difficult environment, however, we are committed to increasing the occupancy of our Spectrum retail center, which is operating at a loss, and our Bassett retail center, which is positively cash flowing. In addition to considering the sale of the Bassett and Spectrum retail centers, we may form a joint venture with a company that specializes in retail properties to use their leasing expertise. We also may pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.
Like the conduit loan secured by the Grand Pavilion retail center, the conduit loans secured by the Bassett and Spectrum retail centers are nonrecourse. If we are unable to improve the financial performance of one or both of these centers, particularly if the retail sector fails to improve or worsens, we may seek to modify these loans. As a last resort, we may transfer one or both of these retail centers to the lender in satisfaction of the debt to avoid any further negative operating cash flow from these assets.
Similar to the retail market, the market for office space in suburban Atlanta is overbuilt and continues to be very challenging. We are considering the sale of our Northridge office building and may also pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.
Possible Sale, Merger, or Business Combination of the Entire Company
In our efforts to maximize shareholder value, we are open to any transaction that would be in the best interests of our shareholders. During the past two years, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. We have entered into mutual confidentiality agreements with six different entities, and discussions are ongoing with several of them. To date, however, we have not entered into a letter of intent or definitive agreement for such a transaction. We remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.
Transactions with Charles S. Roberts and His Affiliates
Mr. Roberts has years of experience in developing multifamily communities, and we expect to continue to engage in transactions with Mr. Roberts, Roberts Properties, Roberts Properties Construction, Inc. (“Roberts Construction,” which is owned by Mr. Roberts, and together with Roberts Properties, the “Roberts Companies”) or other affiliates of Mr. Roberts. We describe all current agreements and arrangements with Mr. Roberts or the Roberts Companies in Item 13, Certain Relationships and Related Transactions, and Director Independence below.

We have paid fees to the Roberts Companies for various services and will continue to do so in the future. We have purchased properties from Roberts Properties, and we have retained the Roberts Companies for development services and construction services for some of our land parcels, as well as to renovate and reposition apartment communities that we have purchased. Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide these services for the following 23 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143. All of these communities were sold for a substantial profit.

	Number	Year		Sales Price
Name of Community	of Units	Sold	Sales Price	Per Unit

+ * Addison Place Townhomes (Phase I)	118	2008	$20,000,000	$169,492
+ * Addison Place Apartments (Phase II)	285	2008	40,000,000	140,351
+ * Ballantyne Place	319	2005	37,250,000	116,771
* St. Andrews at The Polo Club	200	2004	36,000,000	180,000
+ * Preston Oaks (Phase I)	189	2004	23,762,500	125,728
+ * Preston Oaks (Phase II)	24	2004	3,017,500	125,728
+ * Bradford Creek	180	2004	18,070,000	100,389
+ * Veranda Chase	250	2004	23,250,000	93,000
+ * Plantation Trace (Phase I)	182	2004	16,866,400	92,673
+ * Plantation Trace Townhomes (Phase II)	50	2004	4,633,600	92,673
+ * River Oaks	216	2004	20,000,000	92,593
+ * Highland Park	188	2003	17,988,143	95,682
+ * Rosewood Plantation	152	2001	14,800,000	97,368
+ * Crestmark Club (Phase I)	248	2001	18,562,874	74,850
+ * Crestmark Club (Phase II)	86	2001	6,437,126	74,850
+ * Ivey Brook	146	2000	14,550,000	99,658
+ * Bentley Place	117	1999	8,273,000	70,709
* Windsong	232	1998	9,750,000	42,026
* Laurelwood	207	1997	10,601,000	51,213
+ Wynfield Trace	146	1995	10,865,000	74,418
+ Bridgewater	532	1995	39,535,000	74,314
+ Autumn Ridge	113	1995	7,750,000	68,584
+ Governor’s Pointe	468	1986	29,739,000	63,545

Total	4,648		$431,701,143

+	The communities marked with a + were built on raw land that was purchased, zoned and developed by the Roberts Companies.

*	The communities marked with an * were designed, developed, constructed, renovated and managed by the Roberts Companies for Roberts Realty Investors, Inc.
Our board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the NYSE Amex Equities exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. In entering into transactions with the Roberts Companies related to the communities listed above, we complied with these policies.

Investment Policies
Our investment objectives are to achieve stable cash flow and, over time, to increase cash flow and portfolio value by continuing to develop multifamily communities. We may also acquire additional multifamily communities that we anticipate will produce additional cash flow, although we currently have no plans to do so. Our policy is to develop real estate projects where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. Our governing documents do not limit our future development or investment activities to any geographic area, product type, or specified percentage of our assets. We currently have no plans to invest in the securities of other issuers. We will not make any investments if the proposed investment would cause us to be an “investment company” under the Investment Company Act of 1940. We do not own any mortgages, and we do not intend to invest in mortgages or to engage in the originating, servicing, or warehousing of mortgages.
Financing Policies
Our organizational documents do not limit the amount of indebtedness we may incur. We have an informal policy that we will not incur indebtedness in excess of 75% of what the board of directors believes is the aggregate fair market value of our assets at any given time. We may re-evaluate our borrowing policies from time to time in light of then current economic conditions, relative costs of debt and equity capital, market value of the operating partnership’s real estate assets, growth and acquisition opportunities, and other factors. Modification of this policy may adversely affect the interests of our shareholders.
To the extent that the board of directors determines the need to seek additional capital, we may raise capital through additional equity offerings, debt financings, or asset sales, or a combination of these methods. We will contribute the net proceeds of all equity capital we raise to the operating partnership in exchange for units or other interests in the operating partnership. We have not established any limit on the number or amount of mortgages on any single property or on the operating partnership’s portfolio as a whole.
Other Policies
We have the authority to offer our securities and to repurchase and otherwise reacquire our securities, and we may engage in those activities in the future. Roberts Realty has adopted a policy that it will issue shares to unitholders who exercise their rights of redemption. In the future, we may make loans to joint ventures in which we participate to meet working capital needs. We have not engaged in trading, underwriting, agency distribution, or sale of securities of other issuers, and we do not intend to do so.
Under our stock repurchase program, as of March 8, 2011, we are authorized to repurchase up to 540,362 shares of our outstanding common stock. Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price.
Tax Structure
We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain tests that, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than net capital gains) to our stockholders annually. Provided we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent that we distribute that net income to our shareholders annually.

We intend to continue to qualify as a REIT unless, because of changing circumstances or changes in the Internal Revenue Code or in applicable regulations, our board of directors decides that it is no longer in our best interests to qualify as a REIT. In that event, we would be required under our articles of incorporation to obtain the consent of the holders of a majority of the outstanding shares of our common stock.
The Operating Partnership
We conduct our business through Roberts Properties Residential, L.P., which either directly or through one of its wholly owned subsidiaries owns all of our properties and which we refer to as the operating partnership. The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093. Roberts Realty is the sole general partner of the operating partnership and as of March 8, 2011 owned an 82.6% interest in the operating partnership. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”
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
Our articles of incorporation limit ownership by any one shareholder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future (other than by exchanging the units the shareholder owned on that date for shares). Accordingly, a unitholder, including Mr. Roberts, cannot redeem units if upon their redemption he would hold more shares than permitted under the applicable percentage limit (subject to the exceptions as noted).
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
Competition
Multifamily Communities
The tracts of land on which we are developing or plan to develop new multifamily communities are located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on our rental rates and our ability to lease multifamily units at any newly developed or acquired community. We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies, and other multifamily REITs, to acquire and develop multifamily communities and to acquire land for future development. As an owner of multifamily communities, we will face competition for prospective residents from other multifamily community owners whose communities may be perceived to offer a better location or better amenities, or whose rent may be perceived as a better value given the quality, location, and amenities that the prospective resident seeks. In addition, despite the adverse conditions in the single-family housing market, we may lose both current and prospective renters who see the current market as an opportunity to buy a single-family home at a reduced price.

Office Building and Retail Centers
Our office building and retail centers face competition from similar office buildings and retail centers within their geographic areas to lease new space, renew leases, or re-lease spaces as leases expire. In addition, the recession forced prospective office and retail tenants to curtail expansion plans, and some tenants have been forced to close their businesses or file bankruptcy. Other properties that compete with ours may be newer, better located, better capitalized, or have better tenants than our properties. Any new competitive properties that are developed within our local markets, or older competitive properties that have lost tenants, may result in increased competition for customer traffic and creditworthy tenants by way of lower rental rates or more attractive lease terms, especially in this weak economic environment. We may not be able to lease our properties, renew leases, or obtain new tenants for space that needs to be re-leased as leases expire, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise made. In addition, our retail centers face competition from alternate forms of retailing, including home shopping networks, mail order catalogues, and on-line based shopping services, which may limit the number of retail tenants that desire to seek space in shopping centers generally.
Environmental and Other Regulatory Matters
Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on its property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to remediate the substances promptly, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our operating properties and other real estate assets, we may be potentially liable for remediation and removal costs and for damages to persons or property arising from the existence or maintenance of hazardous or toxic substances.
The preliminary environmental assessments of our operating properties and other real estate assets have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions, including changes in applicable environmental laws and regulations, may cause us to have environmental liability.

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
Segment Information
We currently have three reportable operating segments:
•	the retail/office segment consisting of three retail centers and one office building;
•	the land segment consisting of five tracts of land totaling 106 acres that are in various phases of development and construction; and
•	the corporate segment consisting primarily of operating cash and cash equivalents plus miscellaneous other assets.
For more detailed information about these segments, please see Note 7, Segment Reporting, in the audited consolidated financial statements included in Item 15 of this report. For information about our properties, please see Item 2, Properties, below.
Corporate Information
Roberts Realty Investors, Inc. is a Georgia corporation formed in 1994. Our executive offices are located at 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We are redesigning a new corporate website that we expect to be operational in June 2011. We file annual, quarterly, and current reports, proxy statements, and other information with the SEC that is available to the public at the SEC’s website at www.sec.gov. As of March 8, 2011, we have two full-time employees.

ITEM 1A.	RISK FACTORS
Investors or potential investors in Roberts Realty should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors. We have organized our summary of these risks into five subsections:
•	financing risks;
•	real estate related risks;
•	tax risks;
•	environmental and other legal risks; and
•	risks for investors in our stock.
This section includes forward-looking statements.
Financing Risks
We face the maturity of an $8,175,000 loan on July 31, 2011, and we may be unable to refinance or extend this debt.
As of March 8, 2011, we have one loan that matures within the next 12 months: our $8,175,000 Peachtree Parkway land loan, which matures on July 31, 2011 and is secured by our Peachtree Parkway and North Springs properties. If we are unable to refinance or extend this loan at maturity on acceptable terms, or at all, we may have to use a substantial portion of our remaining cash (which was $3,218,774 as of March 8, 2011) to repay part of the loan and dispose of one or more of our properties to raise the remainder of the funds we would need to repay the loan in full. Those events could have a material adverse effect on our ability to pay amounts due on our remaining debt and to pay future distributions to our investors.
If we are unable to meet mortgage payments on any mortgaged property, the mortgage holder could foreclose upon the property and take other actions.
If we are unable to meet mortgage payments on any mortgaged property, the mortgage holder could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. (All of our retail shopping center loans are nonrecourse.) Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.
We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.
To start construction of multifamily communities on our Bradley Park and Northridge land parcels, we will need a substantial amount of additional debt and equity capital. We currently estimate that it would take approximately $82,745,000 to complete the construction of our Bradley Park, Northridge, Peachtree Parkway, and Highway 20 multifamily communities. We have not yet estimated the construction costs for the North Springs property. We believe that the equity we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or from raising private equity. We are not able to provide any assurance that we will be able to raise the debt and equity needed to complete the construction of even one new multifamily community. If we are unable to obtain debt and equity on favorable terms, we will be unable to carry out our planned development and construction program, and our returns to investors will be reduced accordingly.

Rising interest rates could materially and adversely affect the cost of our indebtedness.
We have incurred and may again in the future incur debt that bears interest at a variable rate. As of March 8, 2011, we have $17,158,333 in debt that bears interest at a floating interest rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and future distributions to our investors.
We face the normal risks associated with debt financing.
We are subject to the normal risks associated with debt financing, including the risks that our cash flow will be insufficient to meet required payments of principal and interest and that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. The payment terms contained in each mortgage note secured by one of our properties do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. In addition, a breach of the restrictions or covenants contained in our loan documents could cause an acceleration of our indebtedness. We may not have, or be able to obtain, sufficient funds to repay our indebtedness in full upon acceleration. If we are unable to refinance our debt upon acceleration or at scheduled maturity on acceptable terms or at all, we face the risks described in the first risk factor above.
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
Our organizational documents do not limit the amount of debt that we may incur. We have an informal policy that we will not incur indebtedness in excess of 75% of what the board of directors believes is the fair market value of our assets at any given time. In the future, however, we may re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of our real estate assets, growth and acquisition opportunities, and other factors. Modification of this policy may adversely affect the interests of our shareholders. Additional leverage may:
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business, which may place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit, along with the possible financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.
Any of the foregoing could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and distributions to our investors.

We could be negatively affected by the condition of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing multifamily loans. In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the Obama administration pledged to cover unlimited losses through December 31, 2012 for both companies, lifting an earlier cap of $400 billion. Since that time, the chairman of the House Financial Services Committee has called for a new system of housing finance and the elimination of Fannie Mae and Freddie Mac. The House Financial Services Committee has held two hearings on the topic, and Congress scheduled a series of hearings for February and March. On February 11, 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac, and for reforming the system of housing finance. It outlined three possible courses for reform without recommending a specific one: (1) a privatized system of housing finance with the government’s insurance role limited to assistance for narrowly targeted groups of borrowers; (2) a privatized system of housing finance with government assistance limited to narrowly targeted groups of borrowers and as a guarantee mechanism in times of crisis; and (3) a privatized system of housing finance with government assistance limited to low- and moderate-income borrowers and as catastrophic reinsurance behind significant private capital. A decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate.
Real Estate-Related Risks
Our business currently operates at a loss.
Between 2003 and 2010, we sold nine multifamily communities for a total of $260,838,143. From the net proceeds of these sales, we have paid cash distributions totaling $43,836,983, or $6.02 per share/unit, to our shareholders and unitholders, as well as stock dividends of $4,693,415, or $1.25 per share, to shareholders. Having sold all of our apartment communities during this period, we currently do not have any multifamily communities in our portfolio. As a result, we have experienced and continue to experience negative operating cash flow. Because land does not generate revenue, a substantial portion of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our land. In addition, the financial performance of our office building and our neighborhood retail centers continues to be challenged by the weakness in the national and local economy. For these reasons, we expect to continue to generate negative operating cash flow and to operate at a loss until we are able to construct and lease up our planned multifamily communities as described elsewhere in this report.
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
We currently estimate that it would cost approximately $82,745,000 to complete construction of the Bradley Park, Northridge, Peachtree Parkway, and Highway 20 multifamily communities. We have not yet estimated the construction costs for our North Springs property. Development and construction costs may exceed our original estimates due to events beyond our control, including:
•	increased costs for or any unavailability of materials or labor;
•	environmental impact studies by the government;
•	weather delays;
•	increased interest costs due to rising interest rates; and
•	any financial instability of the developer (Roberts Properties), general contractor (Roberts Construction) or any subcontractor.
We may also be unable to complete development or construction of a property on schedule, which could result in increased debt service expense or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time required to recoup our development and construction costs and to realize a return, if any, on those costs can be prolonged and delayed. Further, we typically enter into construction contracts on a cost plus basis. Because these contracts do not provide for a guaranteed maximum price, we must bear the entire amount of any increase in costs above the amounts we initially estimate, and these costs may be material.
We face leasing risks in our planned development and construction program.
The success of a multifamily development project depends in part on leasing to residents with acceptable rental rates within the lease-up period. If the multifamily communities we build are not leased on schedule and at the expected rental rates, the yields, returns, and value creation on the communities could be adversely affected. Whether or not residents are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend on a large variety of factors, many of which are outside our control.
We are currently concentrated in metropolitan Atlanta, and adverse changes in economic or market conditions in Atlanta could negatively affect our financial performance and condition.
All our properties are located in metropolitan Atlanta, Georgia, and adverse changes in economic or market conditions in this area could negatively affect our performance. These factors include the following:
•	the failure of the employment rate to rebound to prior levels;
•	declining neighborhood values in the submarkets in which our properties are located;
•	additional zoning and other regulatory conditions;
•	competition from other properties;
•	increasing property taxes;
•	weather problems, including periods of prolonged drought;
•	limited future economic growth due to judicial or other governmental action that restricts withdrawals from Lake Lanier, Atlanta’s primary water supply; and
•	price increases for materials or labor.
Deteriorating general economic or social conditions or any natural disasters in the metropolitan Atlanta area could materially and adversely affect the value of our portfolio, our results of operations, and our ability to pay amounts due on our debt and to make distributions to our investors.

We face conflicts of interest because of our business dealings with our Chief Executive Officer and his affiliates.
Our business practice is to retain Roberts Properties to develop our properties and Roberts Construction to construct our properties. Mr. Charles S. Roberts owns all of the equity interests in these two companies. We have in the past and may again in the future acquire properties from Mr. Roberts or his affiliates. One of our goals for 2011 is to sell one or more properties to decrease our negative cash flow and increase our cash balances. We may sell one or more properties to Roberts Properties or an affiliate of Roberts Properties. Although each agreement between Roberts Realty or the operating partnership on one hand and Roberts Properties or its affiliates on the other hand must be approved by our audit committee and the independent members of our board of directors, conflicts of interest inherent in these business transactions could result in our paying more for property or services than we would pay an independent seller or provider (or receiving less than we would receive from an independent buyer). These agreements and transactions have not had and will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. These business relationships also expose us to the following risks, among others:
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

Our office and retail tenants may go bankrupt or be unable to make lease payments.
The operating revenues from our office and retail properties depend on entering into leases with and collecting rents from tenants. Economic conditions have adversely affected existing tenants as well as prospective tenants in our market and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants may be forced to file for bankruptcy protection, and the bankruptcy court may reject those leases or terminate them. If leases expire and are not renewed, replacement tenants may not be available under the same terms and conditions as the previous tenant. In addition, if market rental rates are lower than the previous contractual rates, our revenues, and cash flows could be adversely affected. As a result, if a significant number of our retail or office tenants fail to pay their rent due to bankruptcy, weakened financial condition, or otherwise, it would negatively affect our financial performance and cash flow.
Losses from natural catastrophes may exceed our insurance coverage.
We carry comprehensive liability, fire, flood, extended coverage, and rental loss insurance on our properties, which we believe is customary in amount and type for real property assets. We intend to obtain similar coverage for properties acquired in the future. Some losses of a catastrophic nature, such as losses from floods or high winds, may be subject to limitations. We may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Further, our insurance costs could increase in future periods. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace a damaged or destroyed property.
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
If we are unable to increase our occupancy and rental rates at our office and retail properties, the performance of those properties will continue to suffer.
Our office building and our retail properties are not fully leased and occupied. If we are unable to lease the remaining vacant space of our properties as we intend, our financial performance will continue to suffer.
Our real estate assets may be subject to further impairment charges.
We have recorded non-cash impairment losses on a number of our assets, and we may have to record additional impairment losses in the future. Although we believe we have applied reasonable estimates and judgments in determining the proper classification of our real estate assets, these estimates require the use of estimated market values, which are currently difficult to assess. If changes in circumstances require us to adjust our valuation assumptions for our its assets, we could be required to record additional impairment losses. Any future impairment could have a material adverse affect on our results of operations for the period in which we record the impairment losses.

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
If we fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions of the Internal Revenue Code did not apply, we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, leaving less money available for distributions to investors. In addition, distributions to shareholders in any year in which we failed to qualify would not be deductible for federal income tax purposes. Failing to qualify as a REIT would also eliminate our requirement to make distributions to shareholders. We would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT, unless we were entitled to relief under specific statutory provisions. We cannot predict whether in all circumstances we would be entitled to such statutory relief. Our failure to qualify as a REIT likely would have a significant adverse effect on the value of our common stock.
Our operating partnership may fail to be treated as a partnership for federal income tax purposes.
Management believes that our operating partnership qualifies, and has qualified since its formation in 1994, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. We can provide no assurance, however, that the IRS will not challenge the treatment of the operating partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for federal income tax purposes, then the taxable income of the operating partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the operating partnership as a corporation could cause us to fail to qualify as a REIT.

We may choose to pay dividends in our own stock, in which case shareholders may be required to pay tax in excess of the cash they receive.
We may declare and distribute taxable dividends that are payable in part in our stock, as we did in the December 2008 and January 2009. Taxable shareholders receiving those dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to those dividends in excess of the cash received. If a U.S. shareholder sells the stock that the shareholder receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. In addition, the trading price of our stock would experience downward pressure if a significant number of our shareholders sell shares of our stock to pay taxes owed on dividends.
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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation, and our operating results could be adversely affected. Since 2007, we have been required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess annually the effectiveness of our internal control over financial reporting.
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
A number of federal, state, and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access for disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay distributions to investors and to pay our mortgage debt as required.
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
The daily trading volume of our common stock on the NYSE Amex Equities exchange has historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data do not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may or may not reflect the market’s perception of our operating results, the potential for growth in the value of our properties as we develop and construct multifamily communities, the potential for future cash dividends from property sales, and the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.

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
The occupancy percentages shown for each property are as of March 8, 2011.
1.	Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.
2.	Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 56.8% occupied.
3.
Grand Pavilion, a 62,323 square foot retail center located in Johns Creek that is 15.0% occupied. As explained in Item 1 above, we are no longer making payments on the nonrecourse loan secured by this retail center, and we are seeking to transfer it to the lender in satisfaction of the loan.

4.
Northridge Office Building, a 37,864 square foot building located in Sandy Springs. We occupy a portion of the third floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on the third floor with Roberts Properties and Roberts Construction. In addition, we have signed leases with two unrelated companies for portions of the first and second floors. The building is 64.5% occupied.

Land
Land Parcels Held for Development and Construction
1.	Northridge, an 11-acre site located close to the GA 400 and Northridge interchange in Sandy Springs zoned for 220 multifamily units.
2.	Bradley Park, a 22-acre site located in Forsyth County zoned for 154 multifamily units.
3.	Peachtree Parkway, a 25-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County zoned for 292 multifamily units.
4.	Highway 20, a 38-acre site located in Cumming zoned for 210 multifamily units.
5.	North Springs, a 10-acre site located on Peachtree Dunwoody Road in Sandy Springs zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.

Demographic Data
We believe the long-term demand for multifamily housing in Atlanta will continue to increase as Atlanta’s population grows. We believe that the outlook for Atlanta’s multifamily market is positive and the trends for the apartment industry as a whole are on the upswing. We believe that the projected long-term decrease in home ownership rates will result in more renters, which will in turn increase the demand for multifamily housing. The following information is based on statistical estimates published by the Atlanta Regional Commission, which we refer to as the ARC. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry, and Rockdale counties. The estimated population of the Atlanta Region increased by 20.3% from 3,429,379 persons in 2000 to 4,124,300 persons in 2009, making it one of the largest metropolitan areas in the country and the largest in the Southeast. Total housing units in the Atlanta Region increased by 365,381 units, or 28.1%, from 1,302,256 in 2000 to 1,677,637 in 2009. Multifamily homes in the Atlanta Region increased 34.3% from 384,740 units in 2000 to 516,594 units in 2009.
The following table provides information about our office and retail properties as of December 31, 2010.

			Approximate	Average	Physical
Retail or			Rentable	Base Rent	Occupancy
Office		Year	Area	per	as of
Property	Location	Acquired (1)	(Square Feet)	Square Foot	12/31/10

Retail:

Bassett Center	Gwinnett County	2005	19,949	$19.56	100.0%
Spectrum Center	Gwinnett County	2005	30,050	26.30	56.8%
Grand Pavilion (2)	Johns Creek	2005	62,323	18.69	15.0%

Total Retail			112,322	$21.87	41.3%

Northridge Office Building (3)	Sandy Springs	2001	37,864	$19.83	64.5%

(1)	We acquired the retail properties listed in this table from unrelated sellers.

(2)
As disclosed elsewhere in this report, the Grand Pavilion loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan. The loan is nonrecourse, and we do not intend to make any further payments on this loan.

(3)	Our corporate headquarters occupies 7,084 square feet of the Northridge office building.
The following table provides information about the scheduled lease expirations in our office and retail properties (excluding Grand Pavilion):

		Expiring	% of Total
	Number of	Approximate	Approximate	Expiring	% of Total
	Expiring	Rentable Area	Rentable Area	Annualized	Annualized
Year	Leases (1)	(Square Feet)	(Square Feet)	Base Rent	Base Rent

2011	4	10,956	20.1%	$190,591	15.6%
2012	9	13,469	24.8%	369,865	30.2%
2013	3	21,821	40.2%	480,292	39.2%
2014	2	6,901	12.7%	152,840	12.5%
2015	1	1,200	2.2%	31,200	2.5%

Total	19	54,347	100.0%	$1,224,788	100.0%

(1)	Lease expiration table does not include option periods.

As described below, our operating properties and five tracts of land are located primarily along the Georgia 400 corridor in submarkets within Fulton, Gwinnett, and Forsyth counties. Each heading identifies the property or properties within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC.
Fulton County
Fulton County is the largest county in the Atlanta Region in terms of population, employment, housing units, and land area. Four of our nine properties are located in north Fulton County.
Johns Creek
Grand Pavilion is a 62,323 square foot retail center located at the intersection of Kimball Bridge Road and State Bridge Road in Johns Creek. At March 8, 2011, the property was 15.0% occupied. For 2010, we recorded a $2,180,632 non-cash impairment loss on this retail center. At December 31, 2010, Grand Pavilion had a carrying value of $5,373,582. As disclosed elsewhere in this report, we are seeking to transfer the Grand Pavilion retail center to the lender as soon as possible in satisfaction of the approximately $6,433,286 principal amount of debt secured by the property. Because the loan is nonrecourse, we would have no further obligations to the lender for this loan.
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
North Springs. Our North Springs land parcel is a 9.8-acre mixed-use development located on Peachtree Dunwoody Road across the street from the North Springs commuter rail station. The property is zoned for three individual buildings, which includes one building consisting of 236 multifamily units, a second building with 120 condominium units, and a third building consisting of 210,000 square feet of office space with 56,000 square feet of street-level retail space. In addition, we have completed the development work and have removed approximately 137,000 cubic yards of dirt from the property. We do not intend to begin construction on our North Springs property during 2011. For 2010, we recorded a $2,644,963 non-cash impairment loss on this property. At December 31, 2010, North Springs had a carrying value of $13,100,000.
Northridge Office Building. Situated on 3.9 acres on Northridge Parkway in a heavily wooded, park-like setting, our three-story, 37,864 square foot office building serves as our corporate headquarters. We occupy 7,084 square feet on the third floor and lease 6,351 square feet on the third floor to Roberts Properties and Roberts Construction. We have two unaffiliated tenants occupying part of the first and second floors. At March 8, 2011, the property was 64.5% occupied.
Northridge Multifamily Community. Our Northridge land parcel is a 10.9-acre site located close to the GA 400 and Northridge interchange in Sandy Springs. The property is zoned for 220 one and two-bedroom multifamily units and will provide covered parking for its residents. We own the property free of any encumbrances. We have purchased the land disturbance permit, completed clearing, and commenced grading the site. Assuming we obtain the equity and construction financing we need, we expect to start construction by the third quarter of 2011 with an estimated remaining construction cost of approximately $21,646,000. At December 31, 2010, Northridge had a carrying value of $6,517,178.

Gwinnett County
From 2000 to 2009, Gwinnett County’s population increased 28.7% to 757,300. Gwinnett’s strong transportation networks, excellent public education system, and affordable home prices have contributed to the county’s growth, with its employment base of 295,315 jobs.
Peachtree Corners Area
The Peachtree Corners area of Gwinnett County is readily accessible from I-285, I-85, and Georgia 400, providing convenient proximity and access to both urban and suburban employment bases and retail conveniences. The upscale 580,000 square foot Forum shopping center anchors the shopping district located within Peachtree Corners. A major technology employment center in the area is Technology Park Atlanta, a 500-acre master-planned office development that is home to 138 companies with 3.8 million square feet of office space.
Peachtree Parkway. Our 25.1-acre Peachtree Parkway land parcel is zoned for 292 multifamily units. The property is located on Peachtree Parkway between the intersections of Peachtree Corners Circle and Medlock Bridge Road, across the street from the Forum shopping center. We have completed the development work on this property. Peachtree Parkway had a carrying value of $10,418,758 at December 31, 2010.
Mall of Georgia Area
The Mall of Georgia is the largest mall in the Southeast at 2.2 million square feet. It is located in Buford, approximately 30 miles northeast of Atlanta. The Mall anchors a major retail area containing more than 3.0 million square feet of retail space.
Bassett Shopping Center. Our Bassett Shopping Center is a 19,949 square foot retail center located across from the Mall of Georgia. The property is anchored by Bassett Furniture, which occupies approximately 75% of the retail center. The property was 82.9% occupied at March 8, 2011.
Spectrum Shopping Center. Our Spectrum Shopping Center is a 30,050 square foot retail center located on Highway 20 directly across from the main entrance to the Mall of Georgia. The property was 56.8% occupied at March 8, 2011.
Forsyth County/Cumming
The city of Cumming is a rapidly growing area located north of Alpharetta approximately 30 miles north of Atlanta in Forsyth County near Georgia 400. Between 2000 and 2009, the population of Forsyth County increased 75.5% from 98,407 to 172,700.
Bradley Park. Our Bradley Park land parcel is a 22-acre site that is zoned for 154 multifamily units. The property is located at the intersection of Georgia Highway 9 and Old Atlanta Road in Forsyth County. This 154-unit community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return. We have completed our architectural drawings and have obtained our land disturbance permit. Assuming we raise the equity we need and can obtain a construction loan, we expect to begin construction on this property by the third quarter of 2011, with an estimated remaining construction cost of approximately $14,072,000.

Highway 20. Our Highway 20 land parcel is a 38.2-acre site that is zoned for 210 multifamily units. The property is located on Georgia Highway 20 at the intersection of Elm Street, just north of Cumming’s town square and three blocks from the elementary, middle, and high schools.
Summary of Debt Secured by Our Properties
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) principal balance at December 31, 2010, (b) principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, and (e) monthly principal and interest payment.
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
None of Roberts Realty, the operating partnership, or our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership. We have a disputed claim related to our Bradley Park property in the amount of $127,124 by an architect that has gone out of business. We dispute the amount and quality of the work performed and believe this dispute will more than likely lead to litigation.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Data for 2010 and 2009
Our common stock trades on the NYSE Amex Equities exchange under the symbol “RPI.” The following table provides the quarterly high and low sales prices per share reported on the NYSE Amex Equities exchange during 2010 and 2009, as well as the dividends declared per share during each quarter.

				Dividends
Year	Quarter Ended	High	Low	Declared

2010	First Quarter	$1.70	$1.16	None
	Second Quarter	2.61	1.25	None
	Third Quarter	1.84	1.40	None
	Fourth Quarter	1.55	1.25	None

2009	First Quarter	$1.40	$0.62	None
	Second Quarter	1.44	0.73	None
	Third Quarter	1.74	0.75	None
	Fourth Quarter	1.70	1.20	None
Shareholder Data
As of March 8, 2011, there were approximately 232 holders of record of our common stock.
As of March 8, 2011, we had 10,357,831 shares outstanding. In addition, 2,181,356 shares are reserved for issuance to unitholders from time to time upon the exercise of their redemption rights as explained in Item 1, Business — The Operating Partnership. There is no established public trading market for the units. As of March 8, 2011, the operating partnership had 99 unitholders of record.
Distribution Policy
We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of our board of directors.
We have not paid regular quarterly dividends since the third quarter of 2001. While we have in the past paid distributions from the net cash proceeds of property sales, we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. We expect to distribute the net cash proceeds from any 2011 property sales to shareholders and unitholders only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Any distributions beyond that amount will be at the sole discretion of our board of directors. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet IRS distribution requirements.

Stock Repurchase Plan
Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price. As of March 8, 2011, we have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We repurchased no shares in the fourth quarter of 2010. The plan does not have an expiration date.
Sales of Unregistered Shares
In 2009 and 2010, we did not sell any shares of stock that were not registered under the Securities Act.

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
Overview
We currently own five tracts of land, three retail centers, and one office building, all of which are located in metropolitan Atlanta, Georgia. For the year ended December 31, 2010, we had a net loss of $11,438,394, which included $6,345,637 of non-cash charges consisting of $5,329,615 in non-cash impairment losses on real estate assets and $1,016,022 in non-cash depreciation and amortization expense. Additionally, in the last 12 months, we have paid down our debt by $623,159, and as of March 8, 2011, we held $3,218,774 in cash and cash equivalents.
Recent Developments
Loan Renewals
From June 2010 through December 2010, we renewed the following four loans. As a result of these renewals, we have now extended all of our loan maturities to 2012 and later, except for our $8,175,000 Peachtree Parkway land loan that matures on July 31, 2011.
•	Our $3,000,000 Bradley Park land loan now matures on April 30, 2012.
•	Our $3,315,000 Highway 20 loan now matures on April 8, 2012.
•	Our $2,898,333 Northridge office building loan now matures on August 10, 2013.
•	Our $8,175,000 Peachtree Parkway land loan now matures on July 31, 2011.
Grand Pavilion Retail Center Nonrecourse Loan
We are seeking to transfer the Grand Pavilion retail center to the lender as soon as possible in satisfaction of the approximately $6,433,286 principal amount of debt secured by the property. Because the loan is nonrecourse, we would have no further obligations to the lender for this loan. This transaction would move us closer to exiting the retail business, reduce the principal amount of our debt by $6,433,286, and reduce our annual negative operating cash flow by approximately $625,000.
Sale of Addison Place Shops Retail Center and Westside Land
On June 30, 2010, we sold our 44,293 square foot Addison Place Shops retail center and our 44-acre Westside land parcel to the lender for the $12,000,000 of debt secured by these two properties. As a result of this sale, we have no further obligations to the lender for these two loans. Together, the sale of the Addison Place retail center and Westside reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt
Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 106 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts have a combined carrying value of $42,936,767 and are encumbered with land loans totaling $14,400,000. We have substantial equity in these tracts, which are an integral part of our multifamily community development and construction program. Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans we need to make substantial progress in constructing and leasing up our planned multifamily communities as described in Item 1, Business, Business Plan, beginning on page 5 above.
To address these issues, we have made substantial progress during the past 12 months in improving our liquidity and balance sheet, and we intend to continue to do so. As noted above, the sale of the Addison Place retail center and Westside reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and our decision not to make any more payments on the Grand Pavilion loan further reduced our annual negative operating cash flow by approximately $625,000. Additionally, the transfer of the Grand Pavilion retail center to the lender would further reduce the principal amount of our debt by $6,433,286.
We had total debt of $31,097,509 as of December 31, 2010 and have one loan that matures within the next 12 months: our $8,175,000 Peachtree Parkway loan that matures on July 31, 2011. If we are unable to renew this loan, we may repay all or part of it from the funds we are seeking to raise as described in our business plan in Item 1, Business, Business Plan, beginning on page 5 above.
Results of Operations
Comparison of 2010 to 2009
The following table highlights our operating results and should be read with the consolidated financial statements and the accompanying notes included in this report.

	Years Ended December 31,		Increase
	2010	2009	(Decrease)

TOTAL OPERATING REVENUES	$1,798,764	$1,963,821	$(165,057)

OPERATING EXPENSES:
Property operating expenses	797,576	965,042	(167,466)
General and administrative expenses	1,866,594	1,890,475	(23,881)
Impairment loss on real estate assets	4,825,595	12,226,412	(7,400,817)
Depreciation and amortization expense	783,997	718,118	65,879

Total operating expenses	8,273,762	15,800,047	(7,526,285)

LOSS FROM OPERATIONS	(6,474,998)	(13,836,226)	(7,361,228)

OTHER EXPENSE	(4,444,086)	(1,299,455)	3,144,631

LOSS FROM CONTINUING OPERATIONS	$(10,919,084)	$(15,135,681)	$(4,216,597)

Loss from continuing operations decreased $4,216,597 in 2010 when compared to 2009. We recorded a non-cash impairment loss of $4,825,595 in 2010 compared to a non-cash impairment loss of $12,226,412 in 2009. This $7,400,817 difference in non-cash impairment loss was the primary cause for the decrease in loss from continuing operations for 2009, offset by a $3,144,631 increase in other expense, which was $4,444,086 in 2010 compared to $1,299,455 in 2009. This increase was primarily due to the $2,989,396 loss on early extinguishment of debt on the sale of Westside. We explain below the major variances between 2009 and 2010.
Total operating revenues decreased $165,057 from $1,963,821 in 2009 to $1,798,764 in 2010. This decrease was primarily due to lower occupancy at our retail centers.
Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, marketing, insurance, and other — decreased $167,466 from $965,042 in 2009 to $797,576 in 2010. This decrease was due primarily to a $169,688 decrease in property taxes, offset by a net increase in personnel and repairs and maintenance expense of $34,387.
During 2009, we recorded $12,226,412 in non-cash impairment losses consisting of:
•	a $3,975,273 non-cash impairment loss on our North Springs land;
•	a $1,411,000 non-cash impairment loss on our Grand Pavilion retail center;
•	a $3,754,907 non-cash impairment loss on our Peachtree Parkway land;
•	a $2,385,284 non-cash impairment loss on our Northridge land; and
•	a $699,948 non-cash impairment loss on our Bassett retail center.
During 2010, we recorded $4,825,595 in non-cash impairment losses, consisting of a $2,644,963 non-cash impairment loss on our North Springs land; and a $2,180,632 non-cash impairment loss on our Grand Pavilion retail center.
Other expense increased $3,144,631 from $1,299,455 in 2009 to $4,444,086 in 2010. This increase primarily consisted of:
•	A $2,989,396 loss on the extinguishment of debt from the sale of Westside.
•
A $115,074 increase in interest expense from $1,255,794 for 2009 to $1,370,868 for 2010. This increase was due to $59,750 of interest related to the Bradley Park property being expensed in 2010 rather than capitalized, along with higher interest rates on some of our loans. This increase was partially offset by the sale of Westside and a $623,159 reduction in the outstanding principal amount of our loans during 2010.

•
An $80,118 decrease in interest income from $121,901 in 2009 to $41,783 in 2010. This decrease was due primarily to a reduction in our cash balances over the past 12 months and lower interest rates earned on those cash balances.

Liquidity and Capital Resources
Overview
At December 31, 2010, we had $68,179,333 in total assets, of which $3,716,393 was cash and cash equivalents. In addition, we held $1,229,040 in restricted cash. Of our restricted cash at December 31, 2010, $436,796 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $507,386 was a certificate of deposit pledged to secure a letter of credit for tenant improvements at the Spectrum retail center. As of March 8, 2011, we held $3,218,774 in cash and cash equivalents and $1,142,003 in restricted cash. Of our restricted cash balance, $311,636 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $507,795 is the Spectrum certificate of deposit. We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan; and to invest in the development of two new multifamily communities (Northridge and Bradley Park) to enable us to raise the required debt and equity to construct these communities. We currently estimate that we will need approximately $35,718,000 in debt and equity to complete the construction of our Northridge and Bradley Park multifamily communities. Our current cash resources are inadequate to meet these needs. To address these needs, we are considering the alternatives described in Item 1, Business — Business Plan, beginning on page 5 above.
We continue to focus on improving our liquidity and balance sheet. In that regard, the sale of the Addison Place retail center and Westside on June 30, 2010 reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and our decision not to make any more payments on the Grand Pavilion loan reduced our annual negative operating cash flow by approximately $625,000. Additionally, the transfer of the Grand Pavilion retail center to the lender would further reduce the principal amount of our debt by $6,433,286.
Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. As of March 8, 2011, we have one loan totaling $8,175,000 that matures within the next 12 months. That loan matures on July 31, 2011.
We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. The three primary reasons for our negative operating cash flow are:
•
We own five tracts of land totaling 106 acres with an aggregate carrying value of $42,936,767 that secure land loans totaling $14,400,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•
Due to the continued weakness in the national and local economy, two of our three retail centers and our office building are producing negative cash flow, and the other retail center is positively cash flowing.

•
Our general and administrative expenses for 2010 were $1,866,594 and included the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities exchange. These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a publicly traded company are approximately $515,000 per year.

Short- and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using our cash balance of $3,218,774 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties. With respect to the $8,175,000 in debt that matures in the next 12 months, we intend to refinance this loan with the same lender or with another lender. We may be required to repay part of the outstanding principal of this loan in connection with a refinancing. To fund such repayment, we may use cash from one or more of the following sources: our existing cash, contributions from a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. (See Item 1, Business — Business Plan, beginning on page 5 above.) We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, the sale of properties, and the equity we raise in a private offering.

Comparison of 2010 to 2009
Cash and cash equivalents decreased $4,189,378 during 2010 compared to a decrease of $8,549,224 in 2009. The respective changes in cash are described below.
Net cash used in operating activities in 2010 was $2,353,933 compared to $2,128,179 used during 2009. This increase of $225,754 was primarily due to a $17,599 decrease in cash used by discontinued operations from the Addison Place retail center, which we sold in 2010; and a $243,353 increase in cash used by operating activities for continuing operations.
Net cash used in investing activities was $1,093,836 during 2010 compared to $2,916,297 of cash used during 2009. This change was primarily due to:
•	$90,755 decrease in cash used in discontinued operations due to the sale of the Addison Place retail center;
•	a $1,138,270 decrease in cash used for development and construction of real estate assets;
•	a $451,106 decrease in the change in restricted cash; and
•	a $57,904 decrease in the change of accounts payable and accrued expenses related to investing activities.
Net cash used in financing activities was $741,609 for 2010 compared to $3,504,748 of cash used during 2009. The decrease in cash used resulted from:
•	a $2,360,397 decrease in distributions paid to shareholders and unitholders (we did not make any distributions in 2010 compared to $2,360,397 in 2009);
•	a $365,193 decrease in repayment of debt (we repaid $988,352 of debt during 2009 compared to $623,159 in 2010); and
•	a decrease of $55,446 in the purchase of treasury stock (we did not purchase any shares of treasury stock in 2010 compared to the purchase of $55,446 of treasury stock in 2009).
Debt Summary
The table and accompanying footnotes on the following page explain our debt structure, including for each loan the principal balance at December 31, 2010 and at its scheduled maturity date, the interest rate, the amount of the monthly principal and interest payment, and the maturity date. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower and Roberts Realty is the guarantor. The amount shown in the column titled “Balance at Maturity” assumes we make any required principal payments prior to maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity by type of loan)
As of December 31, 2010

		Interest	Maturity	Balance at	Monthly	Dec. 31, 2010
	Interest Terms	Rate (1)	Date	Maturity	Payment (1)	Balance

Permanent Mortgage Loans
Grand Pavilion Shopping Center (2)(3)(5)	Fixed-rate permanent	5.43%	07/11/13	$6,016,331	$40,565	$6,433,286
Northridge Office Building (4)	LIBOR plus 300 b. p.	4.50%	08/10/13	$2,445,000	$24,409	2,858,333
Spectrum Shopping Center (2)(5)	Fixed-rate permanent	5.68%	05/01/14	4,545,747	31,273	4,881,585
Bassett Shopping Center (2)(5)	Fixed-rate permanent	8.47%	10/01/19	1,943,344	21,853	2,524,305

Subtotal				$14,950,422	$118,100	$16,697,509

Land Loans
Peachtree Parkway (6)	LIBOR plus 300 b. p.	5.00%	07/31/11	$8,175,000	$35,198	$8,175,000
Highway 20 (7)	Prime rate	5.50%	04/08/12	2,955,000	45,384	3,225,000
Bradley Park (8)	LIBOR plus 300 b. p.	4.50%	04/30/12	3,000,000	11,625	3,000,000

Subtotal				$14,130,000	$92,207	$14,400,000

Grand Totals				$29,080,422	$210,307	$31,097,509

(1)	The interest rates and monthly payments are as of December 31, 2010.

(2)	The lender acts as trustee for the registered holders of commercial mortgage-backed securities.

(3)
As disclosed elsewhere in this report, the Grand Pavilion loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan. The loan is nonrecourse, and we do not intend to make any further payments on this loan.

(4)	This loan has an interest rate floor of 4.50% and the monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.

(5)	This loan has a 30-year amortization schedule and additional monthly payments are required to sustain escrow reserves.

(6)	This loan has an interest rate of LIBOR plus 3.00%, with a floor of 5.0%.

(7)	This loan bears interest at the prime rate with a floor of 5.50%.

(8)	This loan has an interest rate floor of 4.50%.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule

	Total	Principal	Nonrecourse	Principal	Recourse
	Principal	Payments on	Loans with	Payments	Loans with
	Payments	Nonrecourse	Balloon	on Recourse	Balloon
Year	Per Year	(CMBS) Loans	Payments	Loans	Payments

2011	$8,931,451	$326,451		$8,605,000	Peachtree Pkwy

2012	6,412,738	297,738		6,115,000	Highway 20, Bradley Park

2013	8,795,313	6,256,980	Grand Pavilion(1)	2,538,333	Northridge Office

2014	4,644,299	4,644,299	Spectrum

2015	66,124	66,124

Thereafter	2,247,584	2,247,584	Bassett

Total	$31,097,509

(1)
As discussed elsewhere in this report, the Grand Pavilion loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan. The loan is nonrecourse, and we do not intend to make any further payments on this loan. The table above reflects the original July 11, 2013 maturity date of the Grand Pavilion loan. If this loan were shown as payable as of January 1, 2011, the principal payments in 2011 would increase by $6,239,318, while principal payments would decrease by $145,992 in 2012 and $6,093,326 in 2013.

Short-Term Debt
We have a total of $8,175,000 in debt that matures on or before March 8, 2012. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after March 8, 2012, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.
Effect of Floating Rate Debt
We have four loans that bear interest at floating rates. These loans had an aggregate outstanding balance of $17,158,333 at March 8, 2011. Loans totaling $13,993,333 bear interest at 300 basis points over the 30-day LIBOR with interest rate floors of 4.50% to 5.00%, and a $3,165,000 loan bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $171,583 per year and reduce our liquidity and capital resources by that amount.

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
We capitalize direct costs associated with the development and construction of our real estate assets. We expense all internal costs associated with the acquisition and operation of these assets to general and administrative expense in the period we incur these costs. For our real estate assets, we capitalize interest on qualifying construction expenditures in accordance with FASB Accounting Standards Codification (ASC) Topic 835-20, Interest — Capitalization of Interest. During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as real estate taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on the rate at which construction is completed, the pace at which we lease the property, and what rent levels we achieve.

Asset Impairment Evaluation
We periodically evaluate our real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment — Overall.
FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels held for use when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, (6) holding period, and (7) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ from those estimates. Our determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management. Because the factors we use in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, we may not achieve the discounted or undiscounted future operating and residual cash flows we estimate in our impairment analyses or those established by appraisals, and we may be required to recognize future impairment losses on our properties held for use.
During 2010, we determined that the carrying amount of the Grand Pavilion retail center was not recoverable as a result of a change in the estimated holding period due to the current economic and market conditions. Accordingly, we recorded a non-cash impairment loss of $2,180,632 on the Grand Pavilion retail center during 2010. In addition, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center. During 2009, we recorded non-cash impairment losses of $1,411,000 on the Grand Pavilion retail center, $1,884,922 on the Addison Place retail center, and $699,948 on the Bassett retail center. As a result of the sale of the Addison Place retail center on June 30, 2010, the non-cash impairment losses on the Addison Place retail center during 2010 and 2009, respectively, are reflected in loss from discontinued operations.
During 2010, we determined that the carrying amount of the North Springs property was not recoverable due to the economic and real estate market conditions at that time. The determination of the fair value of the North Springs property was based on a discounted cash flow analysis assuming a future sale of the property at the estimated value of the property’s office, retail, condominium, and multifamily unit density, as well as the value of the entitlements, development work, and other improvements that have been made to the property. As a result of this analysis, during 2010, we recorded a non-cash fair value adjustment of $2,644,963 on the North Springs property. For 2009, we recognized non-cash fair value adjustments related to our land parcels of $2,385,284 on the Northridge property, $3,975,273 on the North Springs property, and $3,754,907 on the Peachtree Parkway property.
Recent Accounting Pronouncements
Please refer to Note 2, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, in the notes to the consolidated financial statements included in this report for a discussion of other recent accounting standards and pronouncements.

Stock Repurchase Plan
We have a stock repurchase plan under which we are authorized to repurchase up to 600,000 shares of our outstanding common stock. As of March 8, 2011, we have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. For more information about this plan, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Stock Repurchase Plan, above.

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
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Under applicable SEC rules, our management’s report is not subject to attestation by our independent registered public accounting firm.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table provides information about our directors and executive officers as of the date of this report.

		Term as
		Director
Name	Age	Expires	Position

Charles S. Roberts	64	2012	Chairman of the Board, Chief Executive Officer, and President

Charles R. Elliott	57	2012	Director, Chief Financial Officer, Secretary, and Treasurer

Wm. Jarell Jones	62	2011	Director, Chairman of Audit Committee and Chairman of Nominating and Governance Committee

John L. Davis	45	2013	Director, Chairman of the Compensation Committee
Biographical Information
Charles S. Roberts has served as our Chairman of the Board, Chief Executive Officer, and President since he founded the company in 1994. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, each of the Roberts Companies.
In 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct, and manage multifamily residential communities. Mr. Roberts and Roberts Properties have won numerous local, regional, and national awards for the development of these communities. Mr. Roberts has been a national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties has been awarded eight times the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community. On a national level, Roberts Properties was twice awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best upscale apartments and was awarded the coveted Golden Aurora Award for best overall development in the Southeast.
Mr. Roberts served as chairman of the board of directors of Big Trees Forest Preserve, a 30-acre urban forest in Sandy Springs, Georgia dedicated to conservation, preservation, and education, from 2006 to 2009. During this period, he personally donated over $100,000 to the Preserve in support of its mission.
As a result of his decades of experience in design, development, and construction, coupled with his knowledge of architectural history, Mr. Roberts was appointed as a commissioner to the Landmarks Preservation Commission of the historic Town of Palm Beach, Florida. He served as a Landmarks Preservation Commissioner from 2007 through 2010.

Mr. Roberts has worked with numerous charitable organizations and has participated in a wide variety of philanthropic endeavors. He has been actively involved with the Cystic Fibrosis Foundation for more than 20 years and served as Auction Chairman of the 2008 Sixty-Five Roses Ball, which raised more than $500,000. Mr. Roberts has also been a strong sponsor of the Unicorn Children’s Foundation, which has raised more than $150,000 from his donations in kind. Mr. Roberts was a founding sponsor of the Fulton County “Beat the Odds” program, which provided college scholarships and other assistance to Fulton County high school students who triumphed over life’s hardships to excel both academically and personally. As a lifelong supporter of the YMCA, Mr. Roberts donated $75,000 for the construction of an Aerobics Center at the Alpharetta, Georgia YMCA.
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
The nominating and governance committee of our board of directors has concluded that Mr. Davis should serve as a director because he has extensive banking experience, particularly as a real estate lender. This experience is particularly valuable to us as we seek to extend our current financing and obtain new financing to construct new multifamily communities. The committee also values his extensive business experience and his substantial knowledge about our business and properties. The committee also took into account that he is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE Amex Equities exchange listing standards and that his financial expertise qualifies him to serve on our audit committee.
Charles R. Elliott served as a director from October 1994 to February 1995 and became a director again in 2000. Effective May 31, 2006, Mr. Elliott again became our Chief Financial Officer, Secretary, and Treasurer. Previously, he was our Secretary and Treasurer from our inception until July 15, 2002, and our Chief Financial Officer from April 1995 until July 15, 2002, when he became our Senior Vice President — Real Estate. He left Roberts Realty as a full-time employee on August 30, 2002 and returned on a full-time basis from February 17, 2003 to September 30, 2003 as our Chief Operating Officer. Mr. Elliott joined Roberts Properties in August 1993 as Chief Financial Officer and served in that role until April 1995, when he joined Roberts Realty as our Chief Financial Officer. He worked for Hunneman Real Estate Corporation in Boston, Massachusetts from 1979 to 1993. He holds an undergraduate degree in Accounting and a master’s degree in Finance.

The nominating and governance committee of our board of directors has concluded that Mr. Elliott should serve as a director because of his experience in serving as our Chief Financial Officer for much of our existence and his expertise in real estate finance, acquisitions, and dispositions, which we believe will continue to be particularly valuable to us in the current economic climate.
Wm. Jarell Jones, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., in Georgia since November 1993, with an office in Statesboro, Georgia through 2007 and with an office in St. Simons from 2002 until the present. Mr. Jones is also a Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990, Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones was formerly a director for six years and the Chairman for two years of the Downtown Statesboro Development Authority. Mr. Jones is also the President and sole shareholder of Palmetto Realty Company, a real estate development and brokerage company primarily involved in the development of single-family residential lots in coastal South Carolina and Georgia. Palmetto Realty is a registered real estate broker in Georgia and South Carolina and serves as a qualified intermediary and exchange accommodation titleholder for like-kind exchanges. Mr. Jones is also a partner and investor in several real estate developments primarily involved in residential lot and home sales in coastal Georgia and South Carolina. Mr. Jones personally guaranteed the loans for these developments along with his other partners who were the real estate developers of these developments. With the collapse of the residential real estate market over the past three years, particularly in those areas, the developments were unable to generate sufficient cash flow to maintain the properties and keep the development/construction loans current. Additionally, the market value of all of these properties plummeted far below the amount of the debt and the real estate developers were unable to secure refinancing of any of these properties or work out any suitable modifications with the lenders. As a result of these difficulties and his personal guaranties of the loans, Mr. Jones personally filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code on September 2, 2010 in the United States Bankruptcy Court for the Southern District of Georgia.
The nominating and governance committee of our board of directors has concluded that Mr. Jones should serve as a director because of his legal and accounting expertise and his service as chairman of several committees of the board of directors, including the audit committee. The committee also took into account that Mr. Jones is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE Amex Equities exchange listing standards and is an “audit committee financial expert.”
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2010, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.
Code of Ethics and Business Conduct
On March 17, 2004, our board of directors adopted a Code of Business Conduct and Ethics as required by the rules of the NYSE Amex Equities exchange and the Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:
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
Audit Committee
The audit committee of our board of directors is composed of Mr. Jones, its chairman, and Mr. Davis. The board has determined that Mr. Jones is an “audit committee financial expert” as defined under applicable SEC rules and is “independent” under the listing standards of the NYSE Amex Equities exchange, on which the shares of our common stock are listed.

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
Summary Compensation Table for 2010 and 2009

Name and Principal		Salary		Bonus		Total
Position	Year	($)		($)		($)

Charles S. Roberts,	2010	225,000	(1)	240,000	(2)	465,000
Chief Executive Officer,	2009	225,000	(1)	—		225,000
President, and Chairman of the Board

Charles R. Elliott,	2010	18,805	(3)	—		18,805
Chief Financial Officer,	2009	49,990	(3)	—		49,990
Secretary, and Treasurer

(1)	We do not compensate Mr. Roberts for his service as a director.

(2)
On December 20, 2010, the compensation committee of our board of directors approved the payment of a $115,000 bonus for the specific achievements accomplished in 2009 and a $125,000 bonus for the achievements accomplished in 2010. The compensation committee took into account Mr. Roberts’ efforts in leading (a) our renewals and extensions of various maturing loans in the total amount of $17.4 million in a volatile credit environment and a deteriorating real estate market and (b) our sale of a retail center and a land parcel for the $12.0 million of debt secured by those properties. The compensation committee also considered that Mr. Roberts has not received an increase in his annual salary since January 2007, and that we have never provided him with any employee benefits such as medical and life insurance, retirement plan contributions, deferred compensation, vacations, or holidays. Mr. Roberts also does not receive any auto allowance or reimbursement for mileage.

(3)
We pay Mr. Elliott $70 per hour for his service as our Chief Financial Officer, Secretary, and Treasurer. Mr. Elliott receives no employee benefits, such as medical and life insurance, retirement plan contributions, deferred compensation, vacation or holidays, and we pay him only for the actual number of hours he works. In addition, Mr. Elliott received our standard director fees of $18,000 during each of 2010 and 2009, which amounts are included in the salary amounts shown in the table.

Compensation of Directors
The following table summarizes the compensation we paid to our non-employee directors in 2010. The table includes any person who served during 2010 as a director who was not a named executive officer, even if he is no longer serving as a director.
Director Compensation for 2010

	Fees Earned
	or Paid in Cash	Total
Name	($)	($)

John L. Davis (1)	18,000	18,000

Wm. Jarell Jones	30,000	30,000

(1)	Mr. Davis earned $24,000 for additional work he performed as a director in 2009 that we paid to him on January 29, 2010.
During 2010, we paid our directors other than Mr. Roberts an annual fee of $18,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. We paid additional compensation of $1,000 per month to Mr. Jones for serving as the chairman of the audit committee, the nominating and governance committee, and, during his tenure in that role, the compensation committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Ownership of Common Stock and Units
The table on the following page describes the beneficial ownership of shares of our common stock as of March 8, 2011 for:
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
Unitholders generally have the right to require the operating partnership to redeem their units. To preserve our qualification as a real estate investment trust, our articles of incorporation limit beneficial ownership by Mr. Roberts to 35% of the outstanding shares. Accordingly, Mr. Roberts cannot redeem units for shares if upon their redemption he would hold more than 35% of our outstanding shares.
Any unitholder who submits units for redemption will receive, at our election, either: (a) a number of shares equal to the number of units submitted for redemption multiplied by the applicable conversion factor, which is currently 1.647 shares for each unit submitted for redemption, or (b) cash equal to the average of the daily market prices of the common stock for the 10 consecutive trading days before the date of submission multiplied by the number of units submitted. Our policy is to issue shares in exchange for units submitted for redemption.

			Number of
			Shares
	Number of		Underlying
	Shares		Units
Name of	Beneficially		Beneficially			Percent of
Beneficial Owner	Owned		Owned		Total	Class (1)

Charles S. Roberts	3,228,504		1,166,920	(2)	4,395,424	38.14%

John L. Davis	27,852		0		27,852	*

Wm. Jarell Jones	53,130	(3)	0		53,130	*

Charles R. Elliott	46,200		0		46,200	*

All directors and executive officers as a group: (4 persons) (3)	3,355,686		1,166,920		4,522,606	39.24%

*	Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 10,357,831, the number of shares outstanding as of March 8, 2011.

(2)	Reflects Mr. Roberts’ beneficial ownership of 708,512 units, each of which is exchangeable for 1.647 shares of our common stock.

(3)	Includes 3,332 shares owned by Mr. Jones’ wife, to which Mr. Jones disclaims beneficial ownership.

Equity Compensation Plan Information
The following table provides equity compensation plan information at December 31, 2010. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. As amended on January 27, 2009, we could grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. Subsequent grants of restricted stock have reduced the number of shares available to be granted under the Plan to the number shown.
Equity Compensation Plan Information

Number of
	securities	Weighted-
	to be issued	average	Number of securities
	upon exercise of	exercise price of	remaining available for future
	outstanding	outstanding	issuances under equity
	options, warrants	options, warrants	compensation plans (excluding
	and rights	and rights	securities reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	596,212

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	596,212

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
General
Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty owns an 82.6% interest in the operating partnership as of March 8, 2011 and is its sole general partner. Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, owns all of the outstanding shares of each of the Roberts Companies. As explained below, we have entered into transactions with the Roberts Companies and paid them to perform services for us.

Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 3 and 10 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section.
Transactions with the Roberts Companies
Overview. We have paid fees to the Roberts Companies for various services and will continue to do so in the future. We have purchased properties from Roberts Properties, and we have retained the Roberts Companies for development services and construction services for some of our land parcels, as well as to renovate and reposition apartment communities that we have purchased. Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide these services for the following 23 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143. All of these communities were sold for a substantial profit.

	Number	Year		Sales Price
Name of Community	of Units	Sold	Sales Price	Per Unit

+ * Addison Place Townhomes (Phase I)	118	2008	$20,000,000	$169,492
+ * Addison Place Apartments (Phase II)	285	2008	40,000,000	140,351
+ * Ballantyne Place	319	2005	37,250,000	116,771
* St. Andrews at The Polo Club	200	2004	36,000,000	180,000
+ * Preston Oaks (Phase I)	189	2004	23,762,500	125,728
+ * Preston Oaks (Phase II)	24	2004	3,017,500	125,728
+ * Bradford Creek	180	2004	18,070,000	100,389
+ * Veranda Chase	250	2004	23,250,000	93,000
+ * Plantation Trace (Phase I)	182	2004	16,866,400	92,673
+ * Plantation Trace Townhomes (Phase II)	50	2004	4,633,600	92,673
+ * River Oaks	216	2004	20,000,000	92,593
+ * Highland Park	188	2003	17,988,143	95,682
+ * Rosewood Plantation	152	2001	14,800,000	97,368
+ * Crestmark Club (Phase I)	248	2001	18,562,874	74,850
+ * Crestmark Club (Phase II)	86	2001	6,437,126	74,850
+ * Ivey Brook	146	2000	14,550,000	99,658
+ * Bentley Place	117	1999	8,273,000	70,709
* Windsong	232	1998	9,750,000	42,026
* Laurelwood	207	1997	10,601,000	51,213
+ Wynfield Trace	146	1995	10,865,000	74,418
+ Bridgewater	532	1995	39,535,000	74,314
+ Autumn Ridge	113	1995	7,750,000	68,584
+ Governor’s Pointe	468	1986	29,739,000	63,545

Total	4,648		$431,701,143

+	The communities marked with a + were built on raw land that was purchased, zoned and developed by the Roberts Companies.

*	The communities marked with an * were designed, developed, constructed, renovated and managed by the Roberts Companies for Roberts Realty Investors, Inc.

Lease of Office Space in Northridge Office Building. We own a three-story, 37,864 square foot building on Northridge Parkway in Sandy Springs, Georgia that serves as our corporate headquarters. We occupy a portion of the third floor in the building, and we leased the remaining space on that floor to the Roberts Companies at a rate of $20.00 per rentable square foot under leases that extended through December 31, 2009. We recognized total rental income from the Roberts Companies of $143,800 for the year ended December 31, 2009.
Effective as of January 1, 2010, we renewed our leases with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases were for a one-year term with a rental rate of $18.53 per rentable square foot. The effective rental rate was consistent with an October 2009 lease agreement between us and an unrelated third party at the Northridge office building. We recognized total rental income from Roberts Properties and Roberts Construction of $96,342 for the year ended December 31, 2010.
Effective as of January 1, 2011, we renewed our leases with the Roberts Companies for a one-year term with a new rental rate of $17.50 per rentable square foot.
Restrictive Covenant on Peachtree Parkway Land. We own a 25.1-acre parcel of undeveloped land in Gwinnett County. The land is zoned for 292 multifamily units and is located across Peachtree Parkway from the upscale Forum Shopping Center. In acquiring the Peachtree Parkway land parcel, we assumed and became bound by a restrictive covenant recorded in the Gwinnett County records in favor of Roberts Properties and Roberts Construction that provides that if the then-owner of the property develops it for residential use, Roberts Construction, or any other entity designated by Mr. Roberts, will be engaged as the general contractor for the project on a cost plus basis and will be paid the cost of constructing the project plus 10% (5% profit and 5% overhead). (The restrictive covenant also provided that Roberts Properties, or any entity designated by Mr. Roberts, would be engaged as the development company for the project, but we have paid the development fees to Roberts Properties in full satisfaction of that part of the covenant.)
These terms and conditions are consistent with our previous agreements with Roberts Properties and Roberts Construction for development and construction services for residential communities. The covenant expires on October 29, 2014.
Purchase of Property Adjacent to Peachtree Parkway Land. On December 17, 2009, we purchased a 1.004-acre parcel of land on Peachtree Corners Circle for a cash purchase price of $199,500, or $198,705 per acre. We also purchased an adjacent 0.154-acre strip along Peachtree Corners Circle for a cash purchase price of $67,500. We paid a total of $267,000 for these parcels, which we refer to together as the “purchased property.” Two independent appraisals were performed on the purchased property for our board of directors, and the average of the two appraised values was $445,000. The purchase price of each parcel was equal to 60% of the average appraised value for that parcel. The purchased property is located adjacent to our Peachtree Parkway property. We approached Peachtree Corners Circle, LLC regarding the property because it would improve the access for our Peachtree Parkway land parcel. Mr. Roberts owned a controlling interest in Peachtree Corners Circle, LLC. Mr. Roberts agreed to sell the property to us for 60% of the average of the two appraised values.
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

In addition, the purchased property will enable us to relocate a 140-foot cell phone tower. On the current site plan, the cell tower is located next to the community’s pool and playground amenities, with an easement that allows road access to the cell tower for maintenance. Moving the cell tower to the purchased property will limit its visibility and eliminate an easement running through the heart of the community. The cell tower could then be accessed from Peachtree Corners Circle for maintenance. Providing this second entrance enhances the site’s potential for both a mixed-use and a high-density commercial development if we elect to sell, form a joint venture, or subdivide our Peachtree Parkway land parcel. The site will be more attractive to investors and national retailers who typically require multiple access points for large-scale developments.
On January 26, 2010, we entered into a contract with an unrelated party to purchase a 0.442-acre parcel of land on Medlock Bridge Road adjacent to our Peachtree Parkway property. We closed the purchase on March 29, 2010. The cash purchase price was $125,000 or $282,805 per acre. The price per acre we paid to the unrelated party was 42.3% greater than the purchase price per acre that we paid to Peachtree Corners Circle, LLC for the 1.004-acre parcel we purchased in December 2009.
Restrictive Covenant on North Springs Land Parcel. We own a 9.8-acre parcel of land in Fulton County that we refer to as North Springs. The North Springs property is zoned for 120 condominium units, 236 multifamily units, 210,000 square feet of office space and 56,000 square feet of retail space. In acquiring the North Springs property, we assumed and became bound by a restrictive covenant recorded in the Fulton County records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above, except that the covenant expires on January 3, 2015. (As described under Development Fees below, we have paid the development fees to Roberts Properties in full satisfaction of that part of the covenant).
Development Fees. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. We have entered into design and development agreements with Roberts Properties for the two projects listed in the following table for which we made payments to Roberts Properties in 2009 and 2010:

	Total	Amounts	Amounts	Remaining
	Contract	Incurred in	Incurred in	Contractual
	Amount	2009	2010	Commitment

Bradley Park	$770,000	$308,000	$—	$—
Highway 20	1,050,000	—	225,000	725,000

	$1,820,000	$308,000	$225,000	$725,000

Construction Contracts. We have entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. We currently do not have estimates of the costs to complete each of these projects due to the uncertainty of the timing of obtaining construction financing and the uncertainty regarding the unit size, features, amenities and other variables of the communities we may ultimately construct. The following table lists the amounts incurred on these contracts during 2010 and 2009.

	Amounts		Amounts Incurred for
	Incurred for		5% Profit and
	Labor and Materials Costs		5% Overhead
	for the Twelve Months		for the Twelve Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009

Bradley Park	$39,039	$298,840	$3,904	$29,884
Northridge	160,148	205,541	16,015	20,554
Peachtree Parkway	2,981	4,993	298	499
North Springs	8,039	73,691	804	7,369
Highway 20	—	288	—	29

Totals	$210,207	$583,353	$21,021	$58,335

Other Payments to Roberts Construction. At our request, Roberts Construction performed repairs and tenant improvements for new leases at our retail centers and office building. In 2010, we incurred $161,939 for labor and materials costs and $16,194 for the 10% (5% profit and 5% overhead) paid to Roberts Construction. In 2009, we incurred $178,982 for labor and materials costs and $17,898 for the 10% (5% profit and 5% overhead) paid to Roberts Construction.
Other Fees & Reimbursements to Roberts Properties. We reimbursed Roberts Properties $7,987 in 2010 and $33,173 in 2009 for our operating costs and other expenses.
We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2011. Under the terms of the arrangement, we reimburse Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, we incurred $203,601 in 2010 and $119,008 in 2009.
Determination of Director Independence
We have established an Audit Committee, a Nominating and Governance Committee and a Compensation Committee. Our Audit Committee is composed of Mr. Jones (Chairman) and Mr. Davis. Our board of directors has determined that each member of the Committee is “independent” under SEC Rule 10A-3 and Section 803A of the NYSE Amex Equities exchange listing standards. Our Compensation Committee is composed of Mr. Davis (Chairman) and Mr. Jones, and our Nominating and Governance Committee is composed of Mr. Jones (Chairman) and Mr. Davis. Our board of directors has determined that each of Mr. Davis and Mr. Jones is “independent” within the meaning of Section 803A of the NYSE Amex Equities exchange listing standards. There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

Approval of Transactions with Related Persons
We have two types of policies and procedures for the review, approval, or ratification of any transaction we are required to report in the preceding portion of this Item 13. The first is our longstanding policy that conflicting interest transactions by directors as defined under Georgia law must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. The second is that under our Code of Business Conduct and Ethics, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. We describe each of these policies in more detail below.
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
The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. We have stated this policy in our annual reports on Form 10-K since we became required to file reports with the SEC. In addition, under the applicable rules of the NYSE Amex Equities exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors.
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
Our Code of Business Conduct and Ethics provides that a conflict of interest situation involving directors or executive officers may include the following:
•	any significant ownership interest in any service provider;
•	any consulting or employment relationship with any service provider, supplier, or competitor;
•	any outside business activity that detracts from an individual’s ability to devote appropriate time and attention to his or her responsibilities with the company;
•	the receipt of excessive entertainment or other than nominal gifts from any company with which the company has current or prospective business dealings;
•	being in the position of supervising, reviewing, or having any influence on the job evaluation, pay, or benefit of any immediate family member; and
•	selling anything to the company or buying anything from the company.
Anything that would present a conflict for a director, officer, or employee would likely also present a conflict if it were related to a member of his or her family. The Code of Business Conduct and Ethics provides that any conflict of interest situation, including those described above, should be discussed with the appropriate contact person. For officers and directors, that person is the chairman of the audit committee, Mr. Wm. Jarell Jones.

Under the Code of Business Conduct and Ethics, the approval of conflicting interest transactions is two-pronged. As noted above, our board of directors has adopted and has always followed a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the NYSE Amex Equities exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. The Code of Business Conduct and Ethics provides that any transaction or relationship that is approved as described in this paragraph is in compliance with the Code, and that approval as described in this paragraph is not to be regarded as a waiver of the Code.
The Code of Business Conduct and Ethics specifically provides that we may engage in transactions of various types with Mr. Roberts, the Roberts Companies and/or other affiliates of Mr. Roberts, including the development or acquisition of real estate, so long as the transaction or agreement complies with the policy described above. We followed these policies in approving the transactions and agreements with the Roberts Companies described in this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Reznick Group (“Reznick”) is our independent registered public accounting firm.
Audit Fees
For 2010
The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for 2010, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2010, were $150,000.
For 2009
The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for 2009, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2009, were $135,750.
Audit-Related Fees
We did not engage Reznick to provide, and Reznick did not bill us for, professional services that were reasonably related to the performance of the audit of our 2010 or 2009 financial statements, but which are not reported in the previous paragraph.
Tax Fees
For 2010
The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for 2010, were $18,000.

For 2009
The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for 2009, were $18,000.
All Other Fees
Reznick did not bill us for any services for the fiscal years ended December 31, 2010 and December 31, 2009 other than for the services described above.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Roberts Realty Investors, Inc.:
We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc., a Georgia corporation, and its subsidiary (together, the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Reznick Group, P.C.
Atlanta, Georgia
March 17, 2011

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

REAL ESTATE ASSETS:
Land	$9,268,326	$9,268,326
Buildings and improvements	14,163,327	16,343,959
Furniture, fixtures and equipment	460,909	447,283

	23,892,562	26,059,568
Less: accumulated depreciation	(4,136,145)	(3,426,076)

Operating real estate assets	19,756,417	22,633,492
Construction in progress and real estate under development	42,936,767	44,440,391
Land held for investment	—	9,009,124

Net real estate assets	62,693,184	76,083,007

CASH AND CASH EQUIVALENTS	3,716,393	7,905,771

RESTRICTED CASH	1,229,040	1,292,328

INVESTMENTS	—	38,177

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $190,193 and $449,640 at December 31, 2010 and December 31, 2009, respectively	180,559	214,590

LEASE INTANGIBLES — Net of accumulated amortization of $324,847 and $467,850 at December 31, 2010 and December 31, 2009, respectively	128,326	203,808

OTHER ASSETS — Net	231,831	157,053

ASSETS RELATED TO DISCONTINUED OPERATIONS	—	6,486,629

	$68,179,333	$92,381,363

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$16,697,509	$17,045,668
Land notes payable	14,400,000	20,675,000
Accounts payable and accrued expenses	484,853	472,535
Due to affiliates	38,305	52,193
Security deposits and prepaid rents	80,036	107,292
Liabilities related to discontinued operations	—	6,103,103

Total liabilities	31,700,703	44,455,791

COMMITMENTS AND CONTINGENCIES (Note 11)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	6,372,817	8,760,795

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 10,349,065 and 10,205,749 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	103,491	102,058
Additional paid-in capital	31,305,781	30,948,377
Treasury shares, at cost	(71,332)	(71,332)
Accumulated other comprehensive income	—	9,722
(Accumulated deficit) retained earnings	(1,232,127)	8,175,952

Total shareholders’ equity	30,105,813	39,164,777

	$68,179,333	$92,381,363

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
OPERATING REVENUES:
Rental operations	$1,544,711	$1,682,503
Other operating income	254,053	281,318

Total operating revenues	1,798,764	1,963,821

OPERATING EXPENSES:
Personnel	13,905	33,160
Utilities	193,217	179,485
Repairs and maintenance	148,851	95,209
Real estate taxes	377,925	547,613
Marketing, insurance and other	75,446	90,190
General and administrative expenses	1,866,594	1,890,475
(Gain) loss on disposal of asset	(11,768)	19,385
Impairment loss on real estate assets	4,825,595	12,226,412
Depreciation and amortization expense	783,997	718,118

Total operating expenses	8,273,762	15,800,047

LOSS FROM OPERATIONS	(6,474,998)	(13,836,226)

OTHER (EXPENSE) INCOME:
Loss on extinguishment of debt	(2,989,396)	—
Gain on sale of available for sale securities	18,230	—
Interest income	41,783	121,901
Interest expense	(1,370,868)	(1,255,794)
Amortization of deferred financing and leasing costs	(143,835)	(165,562)

Total other expense	(4,444,086)	(1,299,455)

LOSS FROM CONTINUING OPERATIONS	(10,919,084)	(15,135,681)

LOSS FROM DISCONTINUED OPERATIONS	(519,310)	(2,304,747)

NET LOSS	(11,438,394)	(17,440,428)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(2,030,315)	(3,264,848)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,408,079)	$(14,175,580)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 6):

Loss from continuing operations — basic and diluted	$(0.88)	$(1.21)
Loss from discontinued operations — basic and diluted	(0.04)	(0.19)

Net loss — basic and diluted	$(0.92)	$(1.40)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Shares				Accumulated
	Number				Other		Total
	of Shares		Paid-In	Treasury	Comprehensive	Retained	Shareholders’
	Issued	Amount	Capital	Shares	Income	Earnings	Equity

BALANCE AS OF DECEMBER 31, 2008	10,086,769	$100,868	$30,389,994	$(15,886)	$—	$22,351,532	$52,826,508

Comprehensive income
Other comprehensive income					9,722		9,722
Net loss						(14,175,580)	(14,175,580)

Total comprehensive loss							(14,165,858)

Purchase of treasury shares				(55,446)			(55,446)
Conversion of operating partnership units to common shares	118,980	1,190	119,578				120,768
Adjustment for noncontrolling interest in the operating partnership			438,805				438,805

BALANCE AS OF DECEMBER 31, 2009	10,205,749	$102,058	$30,948,377	$(71,332)	$9,722	$8,175,952	$39,164,777

Comprehensive income
Other comprehensive income					(9,722)		(9,722)
Net loss						(9,408,079)	(9,408,079)

Total comprehensive loss							(9,417,801)

Restricted shares issued	50,000	500	(500)				—
Share-based compensation expense			1,174				1,174
Conversion of operating partnership units to common shares	93,316	933	143,820				144,753
Adjustment for noncontrolling interest in the operating partnership			212,910				212,910

BALANCE AS OF DECEMBER 31, 2010	10,349,065	$103,491	$31,305,781	$(71,332)	$—	$(1,232,127)	$30,105,813

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(11,438,394)	$(17,440,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	519,310	2,304,747
Depreciation and amortization	927,832	883,680
Loss on extinguishment of debt	2,989,396	—
Impairment loss on real estate assets	4,825,595	12,226,412
Gain on sale of available for sale securities	(18,230)	—
Amortization of above and below market leases	(11,669)	10,796
Amortization of deferred compensation	1,174	—
Loss on disposal of assets	11,162	19,385
(Increase) decrease in other assets	(64,790)	68,922
Increase in due to affiliates	9,442	16,898
Increase (decrease)in accounts payable, accrued expenses and other liabilities relating to operations	24,423	(71,808)

Net cash used in operating activities from continuing operations	(2,224,749)	(1,981,396)
Net cash used in operating activities from discontinued operations	(129,184)	(146,783)

Net cash used in operating activities	(2,353,933)	(2,128,179)

INVESTING ACTIVITIES:
Purchases of investments	—	(28,455)
Sale of available for sale securities	46,685	—
Payment of leasing costs	(1,200)	(10,486)
Decrease (increase) in restricted cash	58,288	(392,818)
Decrease in accounts payable, accrued expenses and other liabilities relating to investing activities	(6,303)	(64,207)
Development and construction of real estate assets	(1,184,706)	(2,322,976)

Net cash used in investing activities from continuing operations	(1,087,236)	(2,818,942)
Net cash used in investing activities from discontinued operations	(6,600)	(97,355)

Net cash used in investing activities	(1,093,836)	(2,916,297)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(348,159)	(411,352)
Payment of loan costs	(110,117)	(113,886)
Principal repayments of land notes payable	(275,000)	(577,000)
Purchase of treasury stock	—	(55,446)
Payment of distributions on common shares	—	(1,809,307)
Payment of distributions on noncontrolling interest	—	(551,090)
Decrease in restricted cash relating to financing activities	5,000	—
(Decrease) increase in accounts payable, accrued expenses and other liabilities relating to financing activities	(13,333)	13,333

Net cash used in financing activities	(741,609)	(3,504,748)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,189,378)	(8,549,224)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,905,771	$16,454,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,716,393	$7,905,771

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $491,775 and $762,847 for the twelve months ended December 31, 2010 and December 31, 2009, respectively	$1,265,480	$1.423,621

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$5,019	$33,749

Conversion of operating partnership units to common shares	$144,753	$120,768

Adjustments to noncontrolling interest in the operating partnership	$212,910	$438,805

Unrealized gain on available-for-sale securities	$—	$9,722

NON-CASH SALE OF LAND HELD FOR INVESTMENT:

Sale of land held for investment	$9,009,124	$—

Decrease in other assets — net	$64	$—

Extinguishment of land notes payable	$(6,019,792)	$—

NON-CASH SALE OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Sale of real estate assets related to discontinued operations	$5,627,178	$—

Decrease in assets related to discontinued operations	$122,778	$—

Extinguishment of liabilities related to discontinued operations	$(6,019,792)	$—

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily residential communities. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust (“REIT”).

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, which are Georgia limited liability companies. Roberts Realty controls the operating partnership as its sole general partner and owner of a majority interest. Roberts Realty had an 82.53% ownership interest in the operating partnership at December 31, 2010 and an 81.72% ownership interest in the operating partnership at December 31, 2009.

At December 31, 2010, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock. The noncontrolling interest of the unitholders in the earnings or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.75% for 2010 and 18.72% for 2009. There were 1,329,738 units outstanding as of December 31, 2010 and 1,386,394 units outstanding as of December 31, 2009. The noncontrolling interest of the unitholders was $6,372,817 at December 31, 2010 and $8,760,795 at December 31, 2009.

Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. On January 1, 2009, Roberts Realty adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures — Overall, to measure its non-financial asset and liabilities at fair value on a nonrecurring basis. Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis, or other valuation technique. The analysis conducted by Roberts Realty in determining the impairment losses is described in Note 8 — Impairment Losses on Real Estate Assets.

The purchase price of acquired real estate assets is allocated to land, building, and intangible assets in accordance with FASB ASC Topic 805, Business Combinations. Roberts Realty allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, customer relationships and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The combined net value of above and below market leases acquired, net of accumulated amortization, was ($27,793) and ($39,462), and the unamortized remaining values are included in other assets on the consolidated balance sheets at December 31, 2010 and 2009, respectively. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization (a) are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable and (b) are tested at least annually. Roberts Realty determined that, based on estimated future cash flows, the carrying amount of the fair value of the leases relating to the Retail/Office segment exceeded its fair value by $4,153 in 2010 and $5,254 in 2009.

Expenditures directly related to the development, acquisition, and improvement of real estate assets are capitalized at cost as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, and insurance are capitalized. Interest expense is capitalized on qualifying assets during construction using a weighted average interest rate for all indebtedness. Interest capitalized was $491,775 for 2010 and $762,847 for 2009. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the lease. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of the in-place leases and any tenant improvement allowance is included in the depreciation and amortization expense on the operating statement with the operating real estate depreciable assets. Depreciation expense was $783,997 in 2010 and $718,118 in 2009.

Roberts Realty recognizes gains on sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment — Real Estate Sales. If any significant continuing obligation exists at the date of the sale, Roberts Realty defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of Roberts Realty’s assets as of December 31, 2010 and 2009.

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

Investments. Roberts Realty classifies its marketable equity securities as available-for-sale, and marketable equity securities are reported at fair value in “Investments” on the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are excluded from income and are reported as other comprehensive income in shareholders’ equity. During 2010, Roberts Realty sold its available-for-sale securities and recognized an $18,230 gain from the sale. Roberts Realty measures the fair value of its marketable equity securities at quoted market prices in accordance with FASB ASC Topic 820-10, Fair Value Measurements.

	Proceeds	Realized	Cost
	from Sale	Gains	Basis
Marketable equity securities	$46,685	$18,230	$28,455
As of December 31, 2009, available-for-sale securities consisted of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
Marketable equity securities	$28,455	$9,858	$(136)	$38,177

Deferred Financing Costs. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on the straight-line method over the terms of the related debt. Although accounting principles generally accepted in the U.S. (“GAAP”) require that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Amortization of deferred financing costs was $132,084 for 2010 and $153,989 for 2009.

Revenue Recognition. Roberts Realty leases its multifamily properties under operating leases with terms generally one year or less. (Roberts Realty currently owns no multifamily communities and did not own any multifamily communities in 2009 or 2010.) Commercial leases for Roberts Realty’s retail and office properties generally have terms of three to five years, with options to renew for an additional three to five years. Roberts Realty recognizes revenue for reimbursements from retail tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses such as electricity, water, sewer, and trash removal. Rental income from multifamily properties is recognized when collected, and rental income from retail and office properties is recognized when earned, which materially approximates revenue recognition on a straight-line basis. At December 31, 2010, future minimum rentals to be received by Roberts Realty under its retail and office leases, excluding reimbursements for operating expenses, are as follows:

Year	Amount

2011	$1,274,214
2012	977,061
2013	445,810
2014	243,150
2015	23,400
Thereafter	—

Total	$2,963,635

Income Taxes. Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), since 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes each year at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. As long as Roberts Realty continues to maintain its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. A reconciliation of Roberts Realty’s net loss to its taxable loss for the years ending December 31, 2010 and 2009 is shown below.

	2010	2009

Net loss	$(9,408,079)	$(14,175,580)

Adjustments to net loss:
Loss from sale of real estate assets	1,940,814	—
Political campaign contributions	—	1,016
Gain from disposal of assets	(7,590)	(16,396)
Depreciation	174,470	170,579
Prepaid rents	17,163	32,310
Unearned compensation	966	—
Interest expense	(404,475)	(620,182)
Bad debt	(166,783)	336,317
Meals and entertainment	725	763
Impairment loss	4,383,505	11,469,079
Fair market value of leases	—	4,271
Charitable contribution carryover	2,056	4,268
Other	219	—

Taxable (loss) income before net operating losses and dividends paid deduction	$(3,467,009)	$(2,793,555)

Dividends paid deduction	—	—
Net operating loss deduction	—	—

Taxable loss	$(3,467,009)	$(2,793,555)

Tax Status of Distributions. Roberts Realty did not declare a dividend or special distribution during 2010 or 2009. The special cash and stock distributions declared in December 2008 and paid in January 2009 were deemed to have been paid in 2008 for tax purposes.

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

Recent Accounting Pronouncements. Under FASB ASC Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s consolidated statements of shareholders’ equity. The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the twelve months ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

Beginning balance	$8,760,795	$12,585,216
Net loss attributable to noncontrolling interest	(2,030,315)	(3,264,848)
Redemptions of noncontrolling partnership units	(144,753)	(120,768)
Adjustments to noncontrolling interest in operating partnership	(212,910)	(438,805)

Ending balance	$6,372,817	$8,760,795

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

On December 17, 2009, Roberts Realty entered into two sales contracts with Peachtree Corners Circle, LLC and purchased a 1.004-acre parcel of land on Peachtree Corners Circle and an adjacent 0.154-acre strip along Peachtree Corners Circle for a total cash purchase price of $267,000. Mr. Roberts owned a controlling interest in Peachtree Corners Circle, LLC. The transaction is described in Note 10 — Related Party Transactions.

On June 30, 2010, Roberts Realty sold its 44,293 square foot Addison Place Shops retail center and its 44-acre Westside land parcel to the lender for the debt. See Note 4, Discontinued Operations and Note 5, Notes Payable.

4.	DISCONTINUED OPERATIONS

Roberts Realty reports the results of operations and the gains or losses from sold properties in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment — Overall (SFAS No. 144). Gains and losses and results of operations from sold properties are listed separately on the consolidated statements of operations. Interest expense on any sold property, along with all expenses related to the retirement of debt, are included in discontinued operations in the year incurred on the consolidated statements of operations.

On June 30, 2010, Roberts Realty sold its 44,293 square foot Addison Place Shops retail center to the lender for the $6,000,000 of debt secured by the property. As a result of this sale, Roberts Realty has no further obligations to the lender for the Addison Place retail center loan. Accordingly, the operations of the Addison Place retail center have been accounted for as discontinued operations.

During 2010, the Addison Place retail center was adjusted to its fair value, and a non-cash impairment loss of $504,020 was recorded. See Note 8, Impairment Loss on Real Estate Assets. The property was sold for its debt, which exceeded the carrying value of the property. Therefore, Roberts Realty recorded a $269,836 gain on the extinguishment of debt.

The following table summarizes the discontinued operations for the twelve months ended December 31, 2010 and 2009:
Discontinued Operations

	Twelve Months Ended December 31,
	2010	2009

OPERATING REVENUES:
Rental operations	$141,849	$300,431
Other operating income	30,073	53,788

Total operating revenues	171,922	354,219

OPERATING EXPENSES:
Personnel	3,330	7,261
Utilities	26,059	41,154
Repairs and maintenance	10,934	11,903
Real estate taxes	17,483	91,412
Marketing, insurance and other	12,836	21,955
General and administrative expenses	96,951	93,998
Loss on leasehold improvements and leasing costs	83,557	10,678
Impairment loss on real estate assets	504,020	1,884,922
Depreciation and amortization	83,847	271,746

Total operating expenses	839,017	2,435,029

LOSS FROM OPERATIONS	(667,095)	(2,080,810)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	269,836	—
Interest expense	(117,708)	(212,917)
Amortization of deferred financing & leasing costs	(4,343)	(11,020)

Total other income (expense)	147,785	(223,937)

LOSS FROM DISCONTINUED OPERATIONS	$(519,310)	$(2,304,747)

5.	NOTES PAYABLE
Roberts Realty has two types of debt:
1.	Mortgage notes secured by its operating properties; and
2.	Land loans used to purchase undeveloped land.

The details of each of the two types of debt are summarized below. For each loan excluding the permanent mortgage notes, the operating partnership or its wholly owned subsidiary is the borrower, and Roberts Realty is the guarantor.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at December 31, 2010 and 2009 were as follows (in order of maturity date):

		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/10	12/31/10	12/31/09

Grand Pavilion Retail Center	7/11/13	5.43%	6,433,286	6,499,986
Northridge Office Building	8/10/13	4.50%	2,858,333	3,005,000
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,881,585	4,972,913
Bassett Retail Center	10/01/19	8.47%	2,524,305	2,567,769

Total			$16,697,509	$17,045,668

On September 29, 2005, Roberts Realty purchased Grand Pavilion, a 62,323 square foot retail center, and assumed the existing mortgage with a balance of $6,995,000, a fixed interest rate of 5.43%, and a maturity date of July 11, 2013. The loan is secured by the property and is being amortized over 30 years.

As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective and Grand Pavilion’s approximately $625,000 in annual negative cash flow, Roberts Realty has elected not to make debt service payments since July 2010 on that retail center and has allowed the loan to go into default. In August 2010, Roberts Realty asked the lender to place the Grand Pavilion loan with the special servicer. On December 16, 2010, Roberts Realty received a formal notice of default from counsel for the special servicer of the loan. Roberts Realty is seeking to transfer the Grand Pavilion retail center to the lender as soon as possible in satisfaction of the approximately $6,433,286 principal amount of debt (plus associated fees and costs) secured by the property. Because the loan is nonrecourse, Roberts Realty would have no further obligations to the lender for this loan.

On October 27, 2005, Roberts Realty purchased Spectrum at the Mall of Georgia, a 30,050 square foot retail center, and assumed the existing mortgage with a balance of $5,306,000, a fixed interest rate of 5.68%, and a maturity date of May 1, 2014. The nonrecourse loan is secured by the property and is being amortized over 30 years.

On September 30, 2005, Roberts Realty purchased Bassett Retail Center, a 19,949 square foot retail center, and assumed the existing mortgage with a balance of $2,715,000, a fixed interest rate of 8.47%, and a maturity date of October 1, 2019. The nonrecourse loan is secured by the property and is being amortized over 30 years.

Roberts Realty’s Northridge office building secures a loan with a principal balance of $2,858,333 as of December 31, 2010 and $3,005,000 as of December 31, 2009. On September 30, 2010, Roberts Realty renewed its $2,898,333 Northridge office building loan and extended the maturity date of the loan to August 10, 2013. Under the terms of the renewal, Roberts Realty will make monthly payments consisting of a fixed principal amount of $13,333 and interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.50% per annum.

Land Loans. The loans secured by Roberts Realty’s land parcels at December 31, 2010 and 2009 were as follows (in order of maturity date):

		Interest
Land Parcel		Rate as of	Principal Outstanding
Securing Mortgage	Maturity	12/31/10	12/31/10	12/31/09

Westside (sold 06/30/10)	N/A		—	$6,000,000
Peachtree Parkway	07/31/11	5.00%	$8,175,000	8,175,000
Highway 20	04/08/12	5.50%	3,225,000	3,500,000
Bradley Park	04/30/12	4.50%	3,000,000	3,000,000

Total			$14,400,000	$20,675,000

Roberts Realty’s Peachtree Parkway land secures a loan with a principal balance of $8,175,000 as of December 31, 2010. On June 21, 2010, Roberts Realty renewed this loan and extended its maturity date to July 31, 2011. At the closing, Roberts Realty established a $396,690 interest reserve with the lender to fund the interest payments for the next 12 months. Under the terms of the renewed loan, Roberts Realty will make monthly payments of interest only at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.00% per annum. The loan is secured by Roberts Realty’s Peachtree Parkway property and its North Springs property.

Roberts Realty’s Highway 20 land secures a loan with a principal balance of $3,225,000 as of December 31, 2010. On October 29, 2010, Roberts Realty renewed this loan and paid down its principal amount by $185,000. The renewed loan has a maturity date of April 8, 2012. Under the terms of the renewal, Roberts Realty will make monthly payments consisting of a fixed principal amount of $30,000 for the first 12 months along with interest at the prime rate, with an interest rate floor of 5.50% per annum. The last six monthly payments will be interest only at the above-described rates.

Roberts Realty’s Bradley Park land secures a loan with a principal balance of $3,000,000 as of December 31, 2010. On February 9, 2010, Roberts Realty renewed this loan and extended its maturity date to April 28, 2011. On December 29, 2010, Roberts Realty again renewed and extended this loan to April 30, 2012. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 300 basis points, with an interest rate floor of 4.50%.

The scheduled principal payments of all debt outstanding at December 31, 2010 are as follows:

2011	$8,931,451
2012	6,412,738
2013	8,795,313	(1)
2014	4,644,299
2015	66,124
Thereafter	2,247,584

Total	$31,097,509

(1)
As discussed above under Mortgage Notes, the Grand Pavilion loan is in default, and Roberts Realty is seeking to transfer the property securing the loan to the lender in satisfaction of the loan. The loan is nonrecourse, and Roberts Realty does not intend to make any further payments on this loan. The table above reflects the original July 11, 2013 maturity date of the Grand Pavilion loan. If this loan were shown as payable as of January 1, 2011, the principal payments in 2011 would increase by $6,239,318, while principal payments would decrease by $145,992 in 2012 and $6,093,326 in 2013.

At December 31, 2010, the weighted average interest rate on Roberts Realty’s short-term debt was 5.0%. The amount of interest expense that was capitalized was $491,775 for 2010 and $762,847 for 2009. Fixed rate mortgage debt with an aggregate carrying value of $13,839,176 at December 31, 2010 has an estimated approximate fair value of $13,779,346 based on interest rates available to Roberts Realty for debt with similar terms and maturities, excluding any adjustment for nonperformance risk. Real estate assets having a combined depreciated cost of $14,476,134 served as collateral for the outstanding mortgage debt at December 31, 2010.

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

During 2009, a total of 72,236 units were exchanged for 118,980 shares. During 2010, a total of 56,656 units were exchanged for 93,316 shares. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty’s stock price on the date of conversion.

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

There were 50,000 unvested shares of restricted stock outstanding at December 31, 2010. During 2010, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties. The grant includes a service based vesting period of two years. Compensation expense related to the restricted stock grant was $1,174 in 2010. There was no compensation expense or restricted stock activity for 2009, and there were no unvested shares of restricted stock outstanding at December 31, 2009

The following table shows the restricted stock activity for 2010:

	Number of	Weighted Grant
	Unvested Shares of	Date Fair Value
	Restricted Stock	Per Share

Balance at December 31, 2009	N/A

Granted	50,000	$1.43
Forfeited	—	—
Vested	—	—

Balance at December 31, 2010	50,000

Quarterly Dividends. Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.

Treasury Stock. In September 1998, Roberts Realty’s board of directors authorized a stock repurchase plan of up to 400,000 shares of our outstanding common stock. Roberts Realty repurchased 362,588 shares for $2,764,000 prior to 2002. On December 2, 2008, Roberts Realty’s board of directors amended the stock repurchase program to authorize the company to repurchase up to 300,000 shares of its outstanding common stock (including the remaining 37,412 shares under the plan before that amendment). Roberts Realty subsequently announced on January 13, 2009 that its board of directors amended its stock repurchase plan to authorize Roberts Realty to repurchase up to 600,000 shares of its outstanding common stock. Under the plan, as of December 31, 2010, Roberts Realty had authority to repurchase an additional 540,362 shares under the plan. The plan does not have an expiration date.

Roberts Realty repurchased 59,638 shares of its common stock for $55,446 during 2009. In addition, Roberts Realty received 4,680 shares on January 29, 2009 in the stock distribution of $1.25 per share based on the treasury stock Roberts Realty held on the record date of December 29, 2008. Roberts Realty did not repurchase any shares during 2010.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Twelve Months Ended
	December 31,
	2010	2009

Loss from continuing operations available for common shareholders — basic	$(8,980,947)	$(12,302,282)

Loss from continuing operations attributable to noncontrolling interest	(1,938,137)	(2,833,399)

Loss from continuing operations — diluted	$(10,919,084)	$(15,135,681)

Loss from discontinued operations for common shareholders — basic	(427,132)	(1,873,298)

Loss from discontinued operations attributable to noncontrolling interest	(92,178)	(431,449)

Loss from discontinued operations — diluted	$(519,310)	$(2,304,747)

Net loss — diluted	$(11,438,394)	$(17,440,428)

Weighted average number of shares — basic	10,273,383	10,151,536

Dilutive securities — weighted average number of units	2,217,448	2,337,651

Weighted average number of shares — diluted	12,490,831	12,489,187

7.	SEGMENT REPORTING

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building. (Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2009 or 2010.) All of Roberts Realty’s properties are located in Atlanta, Georgia. Roberts Realty has three reportable operating segments: the retail/office segment; the land segment; and the corporate segment.

1.	the retail/office segment, which consists of operating retail centers and an office building;
2.	the land segment, which consists of various tracts of land; and
3.	the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for 2010 and 2009. The retail/office segment is composed of the Grand Pavilion, Bassett, and Spectrum at the Mall of Georgia retail centers, along with the Northridge office building. Roberts Realty’s Addison Place Shops retail center, which it sold on June 30, 2010, is reflected as discontinued operations within the retail/office segment. The land segment is composed of five tracts of land totaling 106 acres that are in various phases of development and construction. Roberts Realty sold its 44-acre Westside property on June 30, 2010, and the loss associated with that sale is reflected in other expense within the land segment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Twelve Months Ended December 31, 2010

	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$1,532,036	$12,675	$—	$1,544,711
Other operating income	244,050	—	10,003	254,053

Total operating revenues from consolidated entities	1,776,086	12,675	10,003	1,798,764

Operating expenses — continuing	3,012,037	2,903,087	1,574,641	7,489,765
Depreciation and amortization expense	782,314	—	1,683	783,997

Total operating expenses from consolidated entities	3,794,351	2,903,087	1,576,324	8,273,762

Other (expense) income	(1,026,166)	(3,477,932)	60,012	(4,444,086)

Consolidated loss from continuing operations	(3,044,431)	(6,368,344)	(1,506,309)	(10,919,084)

Consolidated loss from discontinued operations (Note 4)	(519,310)	—	—	(519,310)

Consolidated net loss	(3,563,741)	(6,368,344)	(1,506,309)	(11,438,394)

Consolidated loss attributable to noncontrolling interest	(632,564)	(1,130,381)	(267,370)	(2,030,315)

Consolidated net loss available for common shareholders	$(2,931,177)	$(5,237,963)	$(1,238,939)	$(9,408,079)

Total assets at December 31, 2010	$20,545,950	$42,997,659	$4,635,724	$68,179,333

Twelve Months Ended December 31, 2009

	Retail/Office	Land	Corporate	Total

Operating revenues — continuing	$1,669,828	$12,675	$—	$1,682,503
Other operating income	266,066	—	15,252	281,318

Total operating revenues from consolidated entities	1,935,894	12,675	15,252	1,963,821

Operating expenses — continuing	3,115,533	10,392,145	1,574,251	15,081,929
Depreciation and amortization expense	704,565	—	13,553	718,118

Total operating expenses from consolidated entities	3,820,098	10,392,145	1,587,804	15,800,047

Other (expense) income	(1,028,736)	(387,770)	117,051	(1,299,455)

Consolidated loss from continuing operations	(2,912,940)	(10,767,240)	(1,455,501)	(15,135,681)

Consolidated loss from discontinued operations (Note 4)	(2,304,747)	—	—	(2,304,747)

Consolidated net loss	(5,217,687)	(10,767,240)	(1,455,501)	(17,440,428)

Consolidated loss attributable to noncontrolling interest	(976,751)	(2,015,627)	(272,470)	(3,264,848)

Consolidated net loss available for common shareholders	$(4,240,936)	$(8,751,613)	$(1,183,031)	$(14,175,580)

Total assets at December 31, 2009	$30,096,403	$53,512,273	$8,772,687	$92,381,363

8.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS
Impairment Loss on Real Estate Assets

Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment — Overall.

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, (6) holding period, and (7) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ materially from those estimates. Roberts Realty’s determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by Roberts Realty’s management. Because the factors Roberts Realty’s management uses in generating these cash flows are difficult to predict and are subject to future events that may alter its assumptions, Roberts Realty may not achieve the discounted or undiscounted future operating and residual cash flows it estimates in its impairment analyses or those established by appraisals, and Roberts Realty may be required to recognize future impairment losses on its properties held for use.

Non-Cash Impairments on Operating Real Estate Assets. During 2010, Roberts Realty determined that the carrying amount of the Grand Pavilion retail center was not recoverable as a result of a change in the estimated holding period due to the economic and real estate market conditions at that time. Accordingly, Roberts Realty recorded a non-cash impairment loss of $2,180,632 on the Grand Pavilion retail center during 2010. In addition, Roberts Realty recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center. During 2009, Roberts Realty recorded non-cash impairment losses of $1,411,000 on the Grand Pavilion retail center, $1,884,922 on the Addison Place retail center, and $699,948 on the Bassett retail center. As a result of the sale of the Addison Place retail center on June 30, 2010, the non-cash impairment losses on the Addison Place retail center during 2010 and 2009, respectively, are reflected in loss from discontinued operations. See Note 4 — Discontinued Operations.

Non-Cash Impairments on Land Parcels. During 2010, Roberts Realty determined that the carrying amount of the North Springs property was not recoverable due to the current economic and market conditions. The determination of the fair value of the North Springs property was based on a discounted cash flow analysis assuming a future sale of the property at the estimated value of the property’s office, retail, condominium, and multifamily unit density, as well as the value of the entitlements, development work, and other improvements that have been made to the property. As a result of this analysis, during 2010, Roberts Realty recorded a fair value adjustment of $2,644,963 on the North Springs property. For 2009, Roberts Realty recognized non-cash fair value adjustments related to its land parcels of $2,385,284 on the Northridge property, $3,975,273 on the North Springs property, and $3,754,907 on the Peachtree Parkway property.

9.	FAIR VALUE MEASUREMENTS

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

The following table provides the balances for those assets required to be measured at fair value on a recurring basis, which consisted of marketable securities, as of December 31, 2009. Roberts Realty held no assets required to be measured at fair value on a recurring basis as of December 31, 2010.

	Year Ended
	December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Marketable equity securities	$38,177	$38,177	—	—

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis as of December 31, 2010 and December 31, 2009.

	Year Ended
	December 31, 2010
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$5,373,582	—	—	$5,373,582
Real estate under development	13,100,000	—	—	13,100,000
Assets related to discontinued operations	5,627,178	—	—	5,627,178

Total assets	$24,100,760	—	—	$24,100,760

	Year Ended
	December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$11,989,644	—	—	$11,989,644
Real estate under development	31,991,110	—	—	31,991,110
Assets related to discontinued operations	6,288,508	—	—	6,288,508

Total assets	$50,269,262	—	—	$50,269,262

10.	RELATED PARTY TRANSACTIONS
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

Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into design and development agreements with Roberts Properties for the two projects listed in the following table for which we made payments to Roberts Properties in 2009 and 2010:

	Total	Amounts	Amounts	Remaining
	Contract	Incurred in	Incurred in	Contractual
	Amount	2009	2010	Commitment

Bradley Park	$770,000	$308,000	$—	$—
Highway 20	1,050,000	—	225,000	725,000

	$1,820,000	$308,000	$225,000	$725,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts in 2010 and 2009.

			Amounts
	Amounts		Incurred for
	Incurred for		5% Profit and
	Labor and Materials Costs from		5% Overhead from
	Twelve Months Ended		Twelve Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Bradley Park	$39,039	$298,840	$3,904	$29,884
Northridge	160,148	205,541	16,015	20,554
Peachtree Parkway	2,981	4,993	298	499
North Springs	8,039	73,691	804	7,369
Highway 20	—	288	—	29

Totals	$210,207	$583,353	$21,021	$58,335

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

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and tenant improvements for new leases at the retail centers and office building. For the twelve months ended December 31, 2010, Roberts Realty paid Roberts Construction $161,939 for labor and materials costs plus $16,194 (5% for profit and 5% for overhead). Other affiliates of Mr. Roberts received cost reimbursements of $211,588 for the twelve months ended December 31, 2010.

Office Leases. Roberts Realty leases office space in the Northridge office building to the Roberts Companies. Effective as of January 1, 2011, Roberts Realty renewed its leases with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a new rental rate of $17.50 per rentable square foot. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $96,342 for the twelve months ended December 31, 2010 and $143,800 for the twelve months ended December 31, 2009.

11.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its projects. The contracts with Roberts Properties and Roberts Construction are described in Note 10 — Related Party Transactions. The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs plus 10% (5% overhead and 5% profit).

In addition to the construction contracts with Roberts Construction, Roberts Realty has entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, and Peachtree Parkway projects. At December 31, 2010, outstanding commitments on these contracts totaled $237,964.

At December 31, 2010, Roberts Realty had a $500,000 letter of credit outstanding. The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held as a reserve for the payment of leasing costs. Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005. The letter of credit expires on September 26, 2011.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations. Roberts Realty has a disputed claim related to its Bradley Park property in the amount of $127,124 by an architect that has gone out of business. Roberts Realty disputes the amount and quality of the work performed and believes this dispute will more than likely lead to litigation.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. At December 31, 2010, there were 1,329,738 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2010.

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

Management’s Business Plan. Management continues to focus on improving Roberts Realty’s liquidity and balance sheet. Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative cash flow is primarily due to its five tracts of land and low occupancy rates at two of its retail centers and its office building. Roberts Realty has one loan with a principal balance of $8,175,000 that matures within the next 12 months. Management’s plan is to renew this loan before its July 31, 2011 due date and extend its maturity date at least 12 months. Management believes that its long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend this loan or find alternative funding and raise additional capital for development. However, current economic conditions and the tight lending environment create uncertainty regarding whether the maturing loan will be extended or refinanced as planned. If Roberts Realty were required to use its current cash balances to pay down this loan, those repayments and the corresponding reductions in Roberts Realty’s cash could adversely affect Roberts Realty’s ability to execute its plans as described further below.

Management believes that the most important uses of Roberts Realty’s capital resources will be:
(a)	to provide working capital to cover its negative operating cash flow; and
(b)	to invest in the development of its land parcels to enable it to raise the required equity to construct these new multifamily communities.

Management is focusing on its core business of developing, constructing, managing, and selling high quality multifamily communities for cash flow and long-term appreciation. Management has significantly reduced Roberts Realty’s debt and decreased its negative cash flow and intends to continue these efforts.

Retail Centers and Office Building. Because the retail sector took the brunt of the severe recession, Roberts Realty’s retail centers have struggled with occupancy as tenants have failed. Management anticipates that the performance of the retail centers will continue to be weak for the foreseeable future. Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging. In spite of this difficult environment, however, management is committed to increasing the occupancy of both the retail centers and office building so they can be positioned for sale. In addition to considering the sale of the Bassett and Spectrum retail centers and the office building, Roberts Realty may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types. Roberts Realty also intends to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing and managing multifamily apartment communities. Given that objective and the approximately $625,000 in annual negative cash flow from its Grand Pavilion retail center, Roberts Realty has elected not to make debt service payments since July 2010 on that retail center and has allowed the loan to go into default. In August 2010, Roberts Realty asked the lender to place the Grand Pavilion loan with the special servicer. On December 16, 2010, Roberts Realty received a formal notice of default from the special servicer of the loan. Roberts Realty is seeking to transfer the Grand Pavilion retail center to the lender as soon as possible in satisfaction of the approximately $6,433,286 principal amount of debt secured by the property. Because the loan is nonrecourse, Roberts Realty would have no further obligations to the lender for this loan. This transaction would move Roberts Realty closer to exiting the retail business, reduce the principal amount of its debt by $6,433,286, and reduce its annual negative operating cash flow by approximately $625,000.

Land Parcels Held for Development and Construction. Roberts Realty intends to move forward with the development and construction of its next two multifamily communities: Bradley Park and Northridge. Despite the very challenging economic conditions, management believes this is an opportune time to create new multifamily assets. Management believes that in this difficult economic climate, Roberts Realty can build at lower construction costs and create value for shareholders as Roberts Realty has historically done during economic downturns and recessions. Roberts Realty is currently seeking to raise the equity and obtain the construction loans for the Bradley Park and Northridge communities. Roberts Realty currently estimates that it will need approximately $35,718,000 in debt and equity to complete the construction of its Northridge and Bradley Park multifamily communities.

To provide the equity for construction, Roberts Realty may sell one or more of its land parcels to independent purchasers. Roberts Realty is also considering forming joint ventures and partnerships, and raising private equity. Roberts Realty is also in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors. Roberts Realty may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties or of Roberts Realty that would raise private equity for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community.

Possible Sale, Merger, or Business Combination. In an effort to maximize shareholder value, Roberts Realty is open to any transaction that would be in the best interests of its shareholders. In 2009 and 2010, Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. Roberts Realty has entered into mutual confidentiality agreements with six different entities and discussions are ongoing with several of them. To date, Roberts Realty has not entered into any letter of intent or definitive agreement for such a transaction. Management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward shareholders and maximize their value.

12.	SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
Year Ended December 31, 2010
Total operating revenues	$494,935	$487,318	$409,834	$406,677
Loss from operations	(325,612)	(247,196)	(5,306,856)	(595,334)
Loss from continuing operations	(675,661)	(3,580,649)	(5,682,952)	(979,822)
(Loss) income from discontinued operations	(204,091)	(318,423)	3,204	—
Net loss	(879,752)	(3,899,072)	(5,679,748)	(979,822)
Per share (diluted):
Loss from continuing operations	$(0.05)	$(0.29)	$(0.46)	$(0.08)
Loss from discontinued operations	(0.02)	(0.02)	—	—

Net loss	$(0.07)	$(0.31)	$(0.46)	$(0.08)

Year Ended December 31, 2009
Total operating revenues	$489,762	$504,323	$479,939	$489,797
Loss from operations	(1,883,484)	(3,770,082)	(470,362)	(7,712,298)
Loss from continuing operations	(2,145,161)	(4,125,887)	(813,866)	(8,050,767)
Loss from discontinued operations	(102,425)	(2,045,039)	(46,222)	(111,061)
Net loss	(2,247,586)	(6,170,926)	(860,088)	(8,161,828)
Per share (diluted):
Loss from continuing operations	(0.17)	(0.33)	(0.07)	(0.64)
Loss from discontinued operations	(0.01)	(0.16)	—	(0.02)

Net loss	$(0.18)	$(0.49)	$(0.07)	$(0.66)

13.	SUBSEQUENT EVENTS.

Office Leases. Roberts Realty leases office space in the Northridge office building to the Roberts Companies. Effective as of January 1, 2011, Roberts Realty renewed its leases with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a new rental rate of $17.50 per rentable square foot.

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

Plan of Disposition:

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

Exhibit No.	Description

4.2.2
Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb Bridge, L.P. with and into Roberts Properties Residential, L.P. (Holcomb Bridge Merger). [* 3.2.2]

4.2.3
Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation Trace, L.P. with and into Roberts Properties Residential, L.P. (Plantation Trace Merger). [* 3.2.3]

4.2.4
Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St. Simons, Ltd. with and into Roberts Properties Residential, L.P. (Windsong Merger). [* 3.2.4]

4.2.5
Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place Merger). [Incorporated by reference to Exhibit 4.2.5 in our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

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

Exhibit No.	Description

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

10.1.11
Amendment to Lease dated as of January 1, 2011 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 24, 2011.]

10.1.12
Amendment to Lease dated as of January 1, 2011 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 24, 2011.]

Northridge

10.2.1
Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. (Northridge). [Incorporated by reference to Exhibit 10.1.18 in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]

Peachtree Parkway

10.3.1
Restrictive Covenant by Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 5, 2005.]

10.3.2
Design and Development Agreement among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties, Inc. for the Peachtree Parkway land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 12, 2005.]

10.3.3
Amendment Number 1 to Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 6, 2006.]

10.3.4
Construction Contract among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties Construction, Inc. for the Peachtree Parkway land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 12, 2005.]

Exhibit No.	Description

10.3.6
Amendment Number 1 to Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 6, 2006.]

10.3.6
Sales Contract dated December 17, 2009 between Peachtree Corners Circle, LLC and Roberts Properties Residential, L.P. (1.004-acre parcel on Peachtree Corners Circle). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 17, 2009.]

10.3.7
Sales Contract dated December 17, 2009 between Peachtree Corners Circle, LLC and Roberts Properties Residential, L.P. (0.154-acre strip along Peachtree Corners Circle). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 17, 2009.]

North Springs (formerly Peachtree Dunwoody)

10.4.1
Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

10.4.2
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.4.3
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

Bradley Park

10.5.1
Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Bradley Park (formerly Sawmill) land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

10.5.2
Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Bradley Park (formerly Sawmill) land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated August 9, 2005.]

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

10.7.1
Determination of compensation arrangements for the interim Chief Financial Officer of Roberts Realty Investors, Inc. [Incorporated by reference to Item 5.02 in our current report on Form 8-K dated May 31, 2006.]

10.7.2
2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company’s post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]

10.7.3
Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

Other Agreements with Affiliates

10.8.1
Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

10.8.2
Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective January 1, 2011. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 24, 2011.]

Peachtree Parkway / North Springs (formerly Peachtree Dunwoody) / Highway 20 Financing Documents:

10.9.1
Promissory Note in the principal amount of $8,175,000, dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated December 6, 2006.]

10.9.2
Deed to Secure Debt and Assignment of Rents dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated December 6, 2006.]

10.9.3
Unconditional Guaranty dated December 6, 2006, executed by Roberts Realty Investors, Inc. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated December 6, 2006.]

10.9.4
Second Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralization of Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 28, 2008.]

10.9.5
Deed to Secure Debt and Assignment of Rents dated April 28, 2008, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 28, 2008.]

Exhibit No.	Description

10.9.6	Letter Agreement from Wachovia Bank, N.A. dated April 27, 2009. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 27, 2009.]

10.9.7
Third Consolidated Amendatory Agreement dated July 17, 2009 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 17, 2009.]

10.9.8
Second Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated July 17, 2009 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 17, 2009.]

10.9.9
Fourth Consolidated Amendatory Agreement dated June 21, 2010 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Item 10.1 in our current report on Form 8-K dated June 21, 2010.]

10.9.10
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
Date: March 17, 2011

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

Signature	Title	Date

/s/ Charles S. Roberts Charles S. Roberts	Chairman of the Board, Chief Executive Officer and President	March 17, 2011

/s/ Charles R. Elliott Charles R. Elliott	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 17, 2011

/s/ John L. Davis John L. Davis	Director	March 17, 2011

/s/ Wm. Jarell Jones Wm. Jarell Jones	Director	March 17, 2011