Form 10-Q
period 2011-03-31
ROBERTS REALTY INVESTORS INC
filed 2011-05-06
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2011

Common Stock, $.01 par value per share	10,357,831 shares

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
Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including development and construction of new multifamily communities, the possible sale of properties, the ways we may finance our future development and construction activities, and the extensions of our loans that mature in the next 12 months. Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term debt; whether the employment rate in Atlanta will rebound as we expect; the challenging conditions for retail shopping centers and office buildings in our market area; uncertainties regarding the performance of upscale multifamily communities in our Atlanta submarket; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
ASSETS
REAL ESTATE ASSETS:
Land	$9,268,326	$9,268,326
Buildings and improvements	14,163,327	14,163,327
Furniture, fixtures and equipment	466,364	460,909

	23,898,017	23,892,562
Less: accumulated depreciation	(4,276,793)	(4,136,145)

Operating real estate assets	19,621,224	19,756,417
Construction in progress and real estate under development	43,231,070	42,936,767

Net real estate assets	62,852,294	62,693,184

CASH AND CASH EQUIVALENTS	3,110,162	3,716,393

RESTRICTED CASH	1,139,220	1,229,040

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $218,753 and $190,193 at March 31, 2011 and December 31, 2010, respectively	151,999	180,559

LEASE INTANGIBLES — Net of accumulated amortization of $340,384 and $324,847 at March 31, 2011 and December 31, 2010, respectively	112,789	128,326

OTHER ASSETS — Net	195,655	231,831

	$67,562,119	$68,179,333

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$16,620,697	$16,697,509
Land notes payable	14,310,000	14,400,000
Accounts payable and accrued expenses	717,445	484,853
Due to affiliates	47,806	38,305
Security deposits and prepaid rents	69,460	80,036

Total liabilities	31,765,408	31,700,703

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	6,228,628	6,372,817

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,357,831 and 10,349,065 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	103,579	103,491
Additional paid-in capital	31,338,154	31,305,781
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(1,802,318)	(1,232,127)

Total shareholders’ equity	29,568,083	30,105,813

	$67,562,119	$68,179,333

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
OPERATING REVENUES:
Rental operations	$342,505	$425,412
Other operating income	55,870	69,523

Total operating revenues	398,375	494,935

OPERATING EXPENSES:
Personnel	312	11,265
Utilities	62,890	57,460
Repairs and maintenance	38,202	20,071
Real estate taxes	101,823	138,725
Marketing, insurance and other	18,120	21,678
General and administrative expenses	351,847	423,459
Gain on disposal of asset	(3,350)	(1,250)
Depreciation and amortization	156,235	151,816

Total operating expenses	726,079	823,224

LOSS FROM OPERATIONS	(327,704)	(328,289)

OTHER INCOME (EXPENSE):
Interest income	5,297	14,877
Interest expense	(339,755)	(329,344)
Amortization of deferred financing & leasing costs	(28,560)	(32,905)

Total other expense	(363,018)	(347,372)

LOSS FROM CONTINUING OPERATIONS	(690,722)	(675,661)

LOSS FROM DISCONTINUED OPERATIONS	—	(204,091)

NET LOSS	(690,722)	(879,752)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(120,531)	(157,388)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(570,191)	$(722,364)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic and diluted	$(.06)	$(.05)
Loss from discontinued operations — basic and diluted	—	(.02)

Net loss — basic and diluted	$(.06)	$(.07)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(690,722)	$(879,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	204,091
Depreciation and amortization	184,795	184,721
Amortization of deferred compensation	8,803	—
Amortization of above and below market leases	(2,975)	(2,870)
(Gain) loss on disposal of assets	(7,200)	2,677
Decrease (increase) in other assets	46,300	(6,757)
Decrease in due to affiliates	(2,867)	(3,663)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	236,646	275

Net cash used in operating activities from continuing operations	(227,220)	(501,278)
Net cash used in operating activities from discontinued operations	—	(32,489)

Net cash used in operating activities	(227,220)	(533,767)

INVESTING ACTIVITIES:
Payment of leasing costs	(5,455)	—
Decrease (increase) in restricted cash	89,820	(320,282)
Decrease (increase) in accounts payable, accrued expenses and other liabilities relating to investing activities	(2,261)	5,385
Development and construction of real estate assets	(294,303)	(430,457)

Net cash used in investing activities	(212,199)	(745,354)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(76,812)	(108,192)
Payment of loan costs	—	(14,977)
Principal repayments of land notes payable	(90,000)	—
Decrease in accounts payable, accrued expenses and other liabilities relating to financing activities	—	(12,944)

Net cash used in financing activities	(166,812)	(136,113)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(606,231)	(1,415,234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,716,393	$7,905,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,110,162	$6,490,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $81,940 and $156,609 for the three months ended March 31, 2011 and March 31, 2010, respectively	$253,176	$387,804

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$17,387	$42,622

Conversion of operating partnership units to common shares	$17,970	$97,699

Adjustments to noncontrolling interest in the operating partnership	$(5,688)	$(135,647)

Unrealized gain on available-for-sale securities	$—	$3,424

See notes to the condensed consolidated financial statements.
..

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, which are Delaware limited liability companies. Roberts Realty controls the operating partnership as its sole general partner and owner of a majority interest. Roberts Realty had an 82.60% ownership interest in the operating partnership at March 31, 2011 and an 82.21% ownership interest in the operating partnership at March 31, 2010.

At March 31, 2011, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:
•	three neighborhood retail centers totaling 112,322 square feet;
•	one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters; and
•	five tracts of land totaling 106 acres in various phases of development and construction.
2.	BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC. In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2010. Roberts Realty has omitted disclosures from these notes to condensed consolidated financial statements that substantially duplicate the disclosures contained in the notes to the audited financial statements included in the annual report. In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations to conform to the current format.

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption, or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted for redemption.

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock. The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.45% for the three months ended March 31, 2011 and 17.89% for the three months ended March 31, 2010. There were 1,324,416 units outstanding as of March 31, 2011 and 1,329,738 units outstanding as of December 31, 2010. The noncontrolling interest of the unitholders was $6,228,628 at March 31, 2011 and $6,372,817 at December 31, 2010.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s condensed consolidated statements of shareholders’ equity. The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Beginning balance	$6,372,817	$8,760,795
Net loss attributable to noncontrolling interest	(120,531)	(157,388)
Redemptions of noncontrolling partnership units	(17,970)	(97,699)
Adjustments to noncontrolling interest in operating partnership	(5,688)	(135,647)

Ending balance	$6,228,628	$8,370,061

3.	DISCONTINUED OPERATIONS

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

The following table summarizes the discontinued operations for the three months ended March 31, 2010 (unaudited):
Discontinued Operations

Three Months Ended
March 31, 2010
(Unaudited)

OPERATING REVENUES:
Rental operations	$71,387
Other operating income	14,884

Total operating revenues	86,271

OPERATING EXPENSES:
Personnel	2,135
Utilities	12,886
Repairs and maintenance	2,993
Real estate taxes	32,143
Marketing, insurance and other	5,670
General and administrative expenses	52,612
Loss on leasehold improvements and leasing costs	83,557
Depreciation and amortization	43,315

Total operating expenses	235,311

LOSS FROM OPERATIONS	(149,040)

OTHER EXPENSE:
Interest expense	(52,500)
Amortization of deferred financing & leasing costs	(2,551)

Total other expense	(55,051)

LOSS FROM DISCONTINUED OPERATIONS	$(204,091)

4.	NOTES PAYABLE
Roberts Realty has two types of debt:
1.	Mortgage notes secured by its operating properties; and
2.	Land loans used to purchase undeveloped land.

The details of each of the two types of debt are summarized below. For the land loans and the Northridge Office Building loan, the operating partnership is the borrower, and Roberts Realty is the guarantor. The other permanent mortgage notes are nonrecourse, and a wholly owned subsidiary of the operating partnership is the borrower.

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at March 31, 2011 and December 31, 2010 were as follows (in order of maturity date):

		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	3/31/11	3/31/11	12/31/10

Grand Pavilion Retail Center	7/11/13	5.43%	$6,433,286	$6,433,286
Northridge Office Building	8/10/13	4.50%	2,818,333	2,858,333
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,856,968	4,881,585
Bassett Retail Center	10/01/19	8.47%	2,512,110	2,524,305

Totals			$16,620,697	$16,697,509

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

Land Loans. The loans secured by Roberts Realty’s land parcels at March 31, 2011 and December 31, 2010 were as follows (in order of maturity date):

		Interest
Land Parcel		Rate as of	Principal Outstanding
Securing Mortgage	Maturity	3/31/11	3/31/11	12/31/10

Peachtree Parkway	07/31/11	5.00%	$8,175,000	$8,175,000
Highway 20	04/08/12	5.50%	3,135,000	3,225,000
Bradley Park	04/30/12	4.50%	3,000,000	3,000,000

Total			$14,310,000	$14,400,000

Maturing Short-Term Debt. As listed in the table above, Roberts Realty has three loans with a total principal balance of $14,310,000 that mature within the next 12 months. For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 10 — Commitments and Contingencies — Management’s Business Plan.

5.	SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended March 31, 2011, a total of 5,322 operating partnership units were exchanged for 8,766 shares. During the three months ended March 31, 2010, a total of 37,324 operating partnership units were exchanged for 61,474 shares. Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock. Roberts Realty did not repurchase any shares during the three month periods ended March 31, 2011 and 2010.

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

There was no restricted stock activity for the three months ended March 31, 2011. There were 50,000 unvested shares of restricted stock outstanding at March 31, 2011. During 2010, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties. The grant includes a service based vesting period of two years. Compensation expense related to the restricted stock grant was $8,803 in the three months ended March 31, 2011.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended
	March 31,
	2011	2010

Loss from continuing operations available for common shareholders — basic	$(570,191)	$(554,785)

Loss from continuing operations attributable to noncontrolling interest	(120,531)	(120,876)

Loss from continuing operations — diluted	$(690,722)	$(675,661)

Loss from discontinued operations for common shareholders — basic	—	(167,579)

Loss from discontinued operations attributable to noncontrolling interest	—	(36,512)

Loss from discontinued operations — diluted	$—	$(204,091)

Net loss — diluted	$(690,722)	$(879,752)

Weighted average number of shares — basic	10,351,500	10,255,463

Dilutive securities — weighted average number of units	2,187,687	2,233,724

Weighted average number of shares — diluted	12,539,187	12,489,187

6.	SEGMENT REPORTING

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building. (Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2011 or 2010.) All of Roberts Realty’s properties are located in Atlanta, Georgia. Roberts Realty has the following three reportable operating segments:

1.	the retail/office segment, which consists of operating retail centers and an office building;
2.	the land segment, which consists of various tracts of land; and
3.	the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three months ended March 31, 2011 and 2010. The retail/office segment is composed of the Grand Pavilion, Bassett, and Spectrum at the Mall of Georgia retail centers, along with the Northridge office building. Roberts Realty’s Addison Place Shops retail center, which it sold on June 30, 2010, is reflected as discontinued operations within the retail/office segment. The land segment is composed of five tracts of land totaling 106 acres that are in various phases of development and construction. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended March 31, 2011

	Retail/Office	Land	Corporate	Total

Rental operations	$339,336	$3,169	$—	$342,505
Other operating income	55,828	—	42	55,870

Total operating revenues from consolidated entities	395,164	3,169	42	398,375

Operating expenses	237,887	43,712	288,245	569,844
Depreciation and amortization expense	156,185	—	50	156,235

Total operating expenses from consolidated entities	394,072	43,712	288,295	726,079

Other (expense) income	(253,644)	(114,671)	5,297	(363,018)

Consolidated loss from continuing operations	(252,552)	(155,214)	(282,956)	(690,722)

Consolidated loss from discontinued operations (Note 3)	—	—	—	—

Consolidated net loss	(252,552)	(155,214)	(282,956)	(690,722)

Consolidated loss attributable to noncontrolling interest	(44,070)	(27,085)	(49,376)	(120,531)

Consolidated loss available for common shareholders	$(208,482)	(128,129)	(233,580)	(570,191)

Total assets at March 31, 2011	$20,423,845	$43,272,117	$3,866,157	$67,562,119

Three Months Ended March 31, 2010

	Retail/Office	Land	Corporate	Total

Rental operations	$422,243	$3,169	$—	$425,412
Other operating income	64,831	—	4,692	69,523

Total operating revenues from consolidated entities	487,074	3,169	4,692	494,935

Operating expenses	272,484	57,504	341,420	671,408
Depreciation and amortization expense	151,645	—	171	151,816

Total operating expenses from consolidated entities	424,129	57,504	341,591	823,224

Other (expense) income	(250,967)	(111,282)	14,877	(347,372)

Consolidated loss from continuing operations	(188,022)	(165,617)	(322,022)	(675,661)

Consolidated loss from discontinued operations (Note 3)	(204,091)	—	—	(204,091)

Consolidated net loss	(392,113)	(165,617)	(322,022)	(879,752)

Consolidated loss attributable to noncontrolling interest	(70,149)	(29,629)	(57,610)	(157,388)

Consolidated loss available for common shareholders	$(321,964)	$(135,988)	$(264,412)	$(722,364)

Total assets at March 31, 2010	$29,872,000	$53,935,807	$7,605,077	$91,412,884

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

Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide these services for 23 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143. All of these communities were sold for a substantial profit.

Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into a design and development agreement with Roberts Properties for the project listed in the following table, for which we made payments to Roberts Properties in 2011.

	Total	Amounts	Remaining
	Contract	Incurred from	Contractual
	Amount	1/1/11 to 3/31/11	Commitment

Highway 20	$1,050,000	$175,000	$550,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts during the three months ended March 31, 2011.

	Amounts Incurred for	Amounts Incurred for
	Labor and Materials	5% Profit and
	Costs from	5% Overhead from
	1/1/11 to 3/31/11	1/1/11 to 3/31/11

Bradley Park	$6,415	$641
Northridge	3,589	359
Peachtree Parkway	4,179	418
North Springs	958	96
Highway 20	3,167	317

Totals	$18,308	$1,831

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and tenant improvements for new leases at the retail centers and office building. For the three months ended March 31, 2011, Roberts Realty paid Roberts Construction $16,035 for labor and materials costs plus $1,652 (5% for profit and 5% for overhead). Other affiliates of Mr. Roberts received cost reimbursements of $58,274 for the three months ended March 31, 2011.

Office Leases. Roberts Realty leases office space in the Northridge office building to the Roberts Companies. Effective as of January 1, 2011, Roberts Realty renewed its leases with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a new rental rate of $17.50 per rentable square foot. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $27,786 for the three months ended March 31, 2011.

8.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS

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

Non-Cash Impairments on Operating Real Estate Assets. During the three months ended March 31, 2011 and 2010, Roberts Realty determined that the carrying amounts on its operating real estate assets were recoverable. Accordingly, Roberts Realty did not record an impairment loss during the 2011 and 2010 periods.

Non-Cash Impairments on Land Parcels. During the three months ended March 31, 2011 and 2010, Roberts Realty determined that the carrying amounts on its land parcels were recoverable. Accordingly, Roberts Realty did not record an impairment loss during the 2011 and 2010 periods.

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

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of March 31, 2011.
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

In addition to the construction contracts with Roberts Construction, Roberts Realty has entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, Peachtree Parkway, and Highway 20 projects. At March 31, 2011, outstanding commitments on these contracts totaled $231,315.

At March 31, 2011, Roberts Realty had a $500,000 letter of credit outstanding. The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held as a reserve fund for the payment of leasing costs. Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005. The letter of credit expires on September 26, 2011.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations. Roberts Realty has a disputed claim related to its Bradley Park property in the amount of $127,174 by an architect that has gone out of business. Roberts Realty disputes the amount and quality of the work performed and believes this dispute will more than likely lead to litigation.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. At March 31, 2011, there were 1,324,416 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2011.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty’s operating properties and development projects have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any such environmental liability.

Management’s Business Plan. Management continues to focus on improving Roberts Realty’s liquidity and balance sheet. Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative cash flow is primarily due to its five tracts of land and low occupancy rates at two of its retail centers and its office building. Roberts Realty has three loans with a total principal balance of $14,310,000 that mature within the next 12 months. Management’s plan is to renew these loans as they come due and extend their maturity dates at least 12 months. Management believes that its long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend its maturing loans or find alternative funding and raise additional capital for development. However, current economic conditions and the tight lending environment create uncertainty regarding whether the maturing loans will be extended or refinanced as planned. If Roberts Realty were required to use its current cash balances to pay down existing loans, those repayments and the corresponding reductions in Roberts Realty’s cash could adversely affect Roberts Realty’s ability to execute its plans as described further below. Management believes that the most important uses of Roberts Realty’s capital resources will be:

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

Land Parcels Held for Development and Construction. Roberts Realty intends to move forward with the development and construction of its next two multifamily communities: Bradley Park and Northridge. Despite the very challenging economic conditions, management believes this is an opportune time to create new multifamily assets. Management believes that in this difficult economic climate, Roberts Realty can build at lower construction costs and create value for shareholders as Roberts Realty has historically done during economic downturns and recessions. Roberts Realty is currently seeking to raise the equity and obtain the construction loans for the Bradley Park and Northridge communities. Roberts Realty currently estimates that it will need approximately $35,715,000 in debt and equity to complete the construction of its Northridge and Bradley Park multifamily communities.

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
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.
Overview
We are a self-administered, self-managed equity real estate investment trust, or REIT. Our primary business is to develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. At March 31, 2011, we were its sole general partner and owned an 82.60% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure. We currently own the following properties, all of which are located in metropolitan Atlanta, Georgia:
•	five tracts of land totaling 106 acres that are zoned for 1,232 multifamily units;
•	three retail shopping centers; and
•	one office building, part of which serves as our corporate headquarters.
As we have done in the past, we are focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation. We plan to exit the retail business. We have significantly reduced our debt and our negative cash flow in the past year, and we intend to continue these efforts.
Continuing Negative Operating Cash Flow and Maturing Short-Term Debt
Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 106 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts have a combined carrying value of $43,231,070 and are encumbered with land loans totaling $14,310,000. We have substantial equity in these tracts of land, which are an integral part of our multifamily community development and construction program. Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans we need to make substantial progress in constructing and leasing up our planned multifamily communities as described in Liquidity and Capital Resources — Business Plan below.
To address these issues, we made substantial progress during the past year in improving our liquidity and balance sheet, and we intend to continue to do so. The June 2010 sale of the Addison Place retail center and Westside land reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and our decision not to make any more payments on the Grand Pavilion retail center loan further reduced our annual negative operating cash flow by approximately $625,000. Additionally, the transfer of the Grand Pavilion retail center to the lender as we intend would further reduce the principal amount of our debt by $6,433,286. Because the loan is nonrecourse, we would have no further obligations to the lender for this loan.

We had total debt of $30,930,697 as of March 31, 2011 and have three loans with a total principal balance of $14,310,000 that mature within the next 12 months: (a) the $8,175,000 Peachtree Parkway loan that matures on July 31, 2011; (b) the $3,135,000 Highway 20 loan that matures on April 8, 2012; and (c) the $3,000,000 Bradley Park loan that matures on April 30, 2012. If we are unable to renew these loans, we may repay all or part of it from the funds we are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.
Results of Operations
Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010
The following table highlights our operating results and should be read with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended
	March 31,		$(Decrease)
	2011	2010	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$398,375	$494,935	$(96,560)

OPERATING EXPENSES:
Property operating expenses	217,997	247,949	(29,952)
General and administrative expenses	351,847	423,459	(71,612)
Depreciation and amortization	156,235	151,816	4,419

Total operating expenses	726,079	823,224	(97,145)

LOSS FROM OPERATIONS	(327,704)	(328,289)	(585)

OTHER EXPENSE	(363,018)	(347,372)	15,646

LOSS FROM CONTINUING OPERATIONS	$(690,722)	$(675,661)	$15,061

LOSS FROM DISCONTINUED OPERATIONS	$—	$(204,091)	$(204,091)

NET LOSS	$(690,722)	$(879,752)	$(189,030)

Net loss decreased $189,030 when compared to the 2010 period. This was primarily due to the $204,091 loss from discontinued operations at the Addison Place retail center. We explain below the major variances between the 2011 and 2010 periods.
Total operating revenues decreased by $96,560 from $494,935 in the 2010 period to $398,375 in the current period primarily as a result of a lower occupancy level at the Grand Pavilion and Spectrum retail centers and overall lower rental rates on new leases and renewals.
Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased $29,952 from $247,949 in the 2010 period to $217,997 in the current period. This decrease was due primarily to a $36,902 decrease in property taxes resulting from successful property tax appeals and a $10,953 decrease in personnel expense offset by an $18,131 increase in repairs and maintenance.

General and administrative expenses decreased by $71,612 from $423,459 in the 2010 period to $351,847 in the current period primarily due to lower salaries expense, professional services, and bad debt expenses.
Other expense increased $15,646 from $347,372 in the 2010 period to $363,018 in the current period. This increase was primarily due to the reduction of $9,580 in interest income due to lower cash balances and an increase of $10,411 of interest expense because less interest was capitalized on construction in progress and real estate under development in the current period.
Liquidity and Capital Resources
Overview
At March 31, 2011, we had $67,562,119 in total assets, of which $3,110,162 was cash and cash equivalents. In addition, we held $1,139,220 in restricted cash. Of our restricted cash at March 31, 2011, $300,532 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $508,011 was a certificate of deposit pledged to secure a letter of credit for tenant improvements at the Spectrum retail center. As of April 27, 2011, we held $2,847,170 in cash and cash equivalents and $1,127,595 in restricted cash. Of our restricted cash balance, $288,907 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $508,011 is included in the Spectrum certificate of deposit.
We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan; and to invest in the development of two new multifamily communities (Northridge and Bradley Park) to enable us to raise the required debt and equity to construct these communities. We currently estimate that we will need approximately $35,715,000 in debt and equity to complete the construction of our Northridge and Bradley Park multifamily communities. Our current cash resources are inadequate to meet these needs. To address these needs, we are considering the alternatives described in Business Plan below.
We continue to focus on improving our liquidity and balance sheet. In that regard, the sale of the Addison Place retail center and Westside land on June 30, 2010 reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and our decision not to make any more payments on the Grand Pavilion loan reduced our annual negative operating cash flow by approximately $625,000. Additionally, the transfer of the Grand Pavilion retail center to the lender would further reduce the principal amount of our debt by $6,433,286.
Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt. We have three loans with a current aggregate principal balance of $14,310,000 that mature within the next 12 months, as listed in the following table in their order of maturity:

		Principal Payments
		Due Within
Property Securing Loan	Maturity Date	12 Months

Peachtree Parkway	7/31/11	$8,175,000
Highway 20	4/08/12	3,135,000
Bradley Park	4/30/12	3,000,000

Total		$14,310,000

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. The three primary reasons for our negative operating cash flow are:
•
We own five tracts of land totaling 106 acres with an aggregate carrying value of $43,231,070 that secure land loans totaling $14,310,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•
Due to the continued weakness in the national and local economy, two of our three retail centers and our office building are producing negative cash flow, and the other retail center is positively cash flowing.

•
Our general and administrative expenses were $1,866,594 for 2010 and $351,847 for the three months ended March 31, 2011; these expenses included the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities exchange. These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a publicly traded company are approximately $515,000 per year.

Short- and Long-Term Liquidity Outlook
Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using our cash balance of $2,847,170 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties. With respect to the $14,310,000 in debt that matures in the next 12 months, we intend to refinance each of these loans with the same lender or with another lender. We may be required to repay part of the outstanding principal of one or more of these loans in connection with that refinancing. To fund these repayments, we may use cash from one or more of the following sources: our existing cash, contributions from a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, the sale of properties, or the equity we raise in a private offering.
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

We believe that these favorable trends will increase the availability of debt and equity capital for the construction of new apartments in our market areas, particularly for companies like ours that have weathered the recession, own tracts of land in areas we believe are well-suited for upscale apartments, and have a long history of developing, constructing, leasing up, and selling upscale multifamily communities at substantial profits. For the reasons explained in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as Part II, Item 1A, Risk Factors, below, however, our beliefs and expectations about these favorable trends may not prove to be accurate.
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

Now that the Atlanta apartment market is beginning to recover from the recession, we believe this is an opportune time to create new multifamily assets. We believe that we can build at lower construction costs and create value for our shareholders as we have historically done during economic downturns and recessions and as the economy recovers. We intend to move forward with the development and construction of our next two multifamily communities — Northridge and Bradley Park. Although we cannot make substantial progress on constructing these projects until we raise the required equity and obtain construction financing, we believe that the market for construction financing is improving in light of the positive factors noted above. We currently estimate that we will need approximately $35,715,000 in debt and equity to complete the construction of our Northridge and Bradley Park multifamily communities.
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
We may also sell one or more land parcels to Roberts Properties, Inc. (“Roberts Properties”), which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of the Board, or to a newly formed affiliate of either Roberts Properties or Roberts Realty that would raise equity in a private offering for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community. Under our Code of Business Conduct and Ethics, the terms of any sale of a property to Mr. Roberts or his affiliates would be negotiated and approved by our audit committee, which is composed of the two independent members of our board of directors.
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
Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010
Cash and cash equivalents decreased $606,231 during the first three months of 2011 compared to a decrease of $1,415,234 during the 2010 period. The respective changes in cash are described below.
Net cash used in operating activities in the 2011 period was $227,220 compared to $533,767 used during the 2010 period. This change was primarily the result of an increase in the change of accounts payable, accrued expenses, and other liabilities in the amount of $236,371 coupled with the $32,489 of cash used by the discontinued operations of the Addison Place retail center in the 2010 period.
Net cash used in investing activities was $212,199 during the 2011 period compared to $745,354 of cash used during the 2010 period. This decrease was primarily due to:
•	a $410,102 decrease in the change in restricted cash that resulted from the establishment and use of our required interest reserve and other costs on our Bradley Park and Peachtree Parkway loans; and
•	a $136,154 decrease in development and construction of real estate assets.
Net cash used in financing activities was $166,812 for the 2011 period compared to $136,113 of cash used during the 2010 period. The increase in cash used in financing activities primarily resulted from our principal repayments on our Highway 20 land loan.

Debt Maturities
Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:
Debt Maturity Schedule

	Remaining	Principal	Nonrecourse	Principal	Recourse
	Principal	Payments on	Loans with	Payments	Loans with
	Payments	Nonrecourse	Balloon	on Recourse	Balloon
Year	Per Year	(CMBS) Loans	Payments	Loans	Payments
2011	$8,771,905	$296,905		$8,475,000	Peachtree Pkwy

2012	6,412,738	297,738		6,115,000	Bradley Park, Highway 20

2013	8,795,313	6,256,980	Grand Pavilion(1)	2,538,333	Northridge Office

2014	4,644,299	4,644,299	Spectrum

2015	66,125	66,125

Thereafter	2,240,317	2,240,317	Bassett

Total	$30,930,697

(1)
As discussed elsewhere in this report, the Grand Pavilion loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan. The loan is nonrecourse, and we do not intend to make any further payments on this loan. The table above reflects the original July 11, 2013 maturity date of the Grand Pavilion loan. If this loan were shown as payable as of March 31, 2011, the principal payments in 2011 would increase by $6,239,318, while principal payments would decrease by $145,992 in 2012 and $6,093,326 in 2013.

Short-Term Debt
We have a total of $14,310,000 in debt that matures within the next 12 months. All of that debt matures on or before April 30, 2012. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.
Long-Term Debt
With respect to the debt that matures after April 30, 2012, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt
We have four loans that bear interest at floating rates. These loans had an aggregate outstanding balance of $17,128,333 at March 31, 2011. Loans totaling $13,993,333 bear interest at 300 basis points over the 30-day LIBOR with interest rate floors of 4.50% to 5.00%, and a $3,135,000 loan bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $171,283 per year and reduce our liquidity and capital resources by that amount.
Contractual Commitments
Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We enter into construction contracts in the normal course of business with Roberts Properties Construction, Inc. (“Roberts Construction”), which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of the Board. We currently have five ongoing construction contracts with Roberts Construction. The terms of the construction contracts are cost plus 10% (5% profit and 5% overhead).
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
During the three months ended March 31, 2011 and 2010, we determined that the carrying amounts on our operating real estate assets and our land parcels were recoverable. Accordingly, we did not record any impairment losses on those assets during these periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None of Roberts Realty, the operating partnership, or our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership. We have a disputed claim related to our Bradley Park property in the amount of $127,174 by an architect that has gone out of business. We dispute the amount and quality of the work performed and believe this dispute will more than likely lead to litigation.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the risk factor described below. These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.
We have three loans with a total principal balance of $14,310,000 that mature within the next 12 months. Our $8,175,000 Peachtree Parkway loan matures on July 31, 2011; our $3,135,000 Highway 20 loan matures on April 8, 2012; and our $3,000,000 Bradley Park loan matures on April 30, 2012. If we are unable to refinance our debt at maturity on acceptable terms, or at all, or if we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Stock Repurchase Plan
Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and purchase price. As of April 27, 2011, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We did not repurchase any shares in 2010 or 2011. The plan does not have an expiration date.

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
Date: May 6, 2011

ROBERTS REALTY INVESTORS, INC.
By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)