Form 10-Q
period 2011-06-30
ROBERTS REALTY INVESTORS INC
filed 2011-07-28
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2011
Common Stock, $.01 par value per share	10,357,831 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including development and construction of new multifamily communities, the possible sale of properties, the ways we may finance our future development and construction activities, and the extensions of our loans that mature in the next 12 months.  Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.  These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term debt; whether the employment rate in Atlanta will rebound as we expect; the challenging conditions for retail shopping centers and office buildings in our market area; uncertainties with respect to the closing of the sale of our Northridge property and our evaluation of strategic alternatives with the advice of Sandler O’Neill + Partners, L.P.; and other factors discussed in this report and in our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

*   *   *   *   *   *   *   *

Unless the context indicates otherwise, all references in this report to “Roberts Realty,” “we,” “us” and “our” refer to Roberts Realty Investors, Inc. and our subsidiary, Roberts Properties Residential, L.P., which we refer to as the operating partnership (and its subsidiaries), except that in the discussion of our capital stock and related matters, these terms refer solely to Roberts Realty Investors, Inc. and not to the operating partnership.  All references to the “the operating partnership” refer to Roberts Properties Residential, L.P. only.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
ASSETS
REAL ESTATE ASSETS:
Land	$9,268,326	$9,268,326
Buildings and improvements	14,163,327	14,163,327
Furniture, fixtures and equipment	466,364	460,909
	23,898,017	23,892,562
Less: accumulated depreciation	(4,417,441)	(4,136,145)
Operating real estate assets	19,480,576	19,756,417
Construction in progress and real estate under development	36,694,973	36,419,588
Real estate assets held for sale	5,363,789	6,517,179

Net real estate assets	61,539,338	62,693,184

CASH AND CASH EQUIVALENTS	2,065,017	3,716,393

RESTRICTED CASH	1,479,340	1,229,040

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $204,583 and $190,193 at June 30, 2011 and December 31, 2010, respectively	154,626	180,559

LEASE INTANGIBLES — Net of accumulated amortization of $355,921 and $324,847 at June 30, 2011 and December 31, 2010, respectively	97,252	128,326

OTHER ASSETS — Net	145,144	231,831

Total assets	$65,480,717	$68,179,333

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$16,531,304	$16,697,509
Land notes payable	14,220,000	14,400,000
Accounts payable and accrued expenses	974,938	484,853
Due to affiliates	50,993	38,305
Security deposits and prepaid rents	120,849	80,036

Total liabilities	31,898,084	31,700,703

COMMITMENTS AND CONTINGENCIES (Note 11)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	5,843,379	6,372,817

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,357,831 and 10,349,065 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	103,579	103,491
Additional paid-in capital	31,345,268	31,305,781
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(3,638,261)	(1,232,127)

Total shareholders’ equity	27,739,254	30,105,813

	$65,480,717	$68,179,333

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$316,495	$417,693	$659,000	$843,105
Other operating income	50,360	69,625	106,230	139,148

Total operating revenues	366,855	487,318	765,230	982,253

OPERATING EXPENSES:
Personnel	—	2,640	312	13,905
Utilities	37,326	40,730	100,216	98,190
Repairs and maintenance	71,914	29,734	110,116	49,805
Real estate taxes	112,488	82,112	214,311	220,837
Marketing, insurance and other	18,802	22,139	36,922	41,140
General and administrative expenses	382,904	404,791	734,751	828,250
Impairment loss on real estate assets	1,386,480	—	1,386,480	—
(Gain) loss on disposal of assets	(1,200)	3,753	(4,550)	2,503
Depreciation and amortization	156,235	148,615	312,470	300,431

Total operating expenses	2,164,949	734,514	2,891,028	1,555,061

LOSS FROM OPERATIONS	(1,798,094)	(247,196)	(2,125,798)	(572,808)

OTHER INCOME (EXPENSE):
Interest income	4,078	10,341	9,375	25,219
Loss on extinguishment of debt	—	(2,989,396)	—	(2,989,396)
Gain on sale of available for sale securities	—	18,230	—	18,230
Interest expense	(396,518)	(338,992)	(736,273)	(668,336)
Amortization of deferred financing & leasing costs	(32,445)	(33,636)	(61,005)	(69,219)

Total other expense	(424,885)	(3,333,453)	(787,903)	(3,683,502)

LOSS FROM CONTINUING OPERATIONS	(2,222,979)	(3,580,649)	(2,913,701)	(4,256,310)

LOSS FROM DISCONTINUED OPERATIONS	—	(318,423)	—	(522,514)

NET LOSS	(2,222,979)	(3,899,072)	(2,913,701)	(4,778,824)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(386,798)	(692,475)	(507,567)	(851,586)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(1,836,181)	$(3,206,597)	$(2,406,134)	$(3,927,238)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 6):

Loss from continuing operations — basic and diluted	$(0.17)	$(0.29)	$(0.23)	$(0.34)
Loss from discontinued operations — basic and diluted	—	(0.02)	—	(0.04)
Net loss — basic and diluted	$(0.17)	$(0.31)	$(0.23)	$(0.38)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(2,913,701)	$(4,778,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	522,514
Depreciation and amortization	373,475	369,650
Loss on extinguishment of debt	—	2,989,396
Impairment loss on real estate assets	1,386,480	—
Gain on sale of available for sale securities	—	(18,230)
Amortization of deferred compensation	17,704	—
Amortization of above and below market leases	(5,950)	(5,845)
(Gain) loss on disposal of assets	—	2,503
Decrease (increase) in other assets	92,536	(4,768)
Decrease in due to affiliates	(7,672)	(10,959)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	509,492	175,110

Net cash used in operating activities from continuing operations	(547,636)	(759,453)
Net cash used in operating activities from discontinued operations	—	(125,773)

Net cash used in operating activities	(547,636)	(885,226)

INVESTING ACTIVITIES:
Sale of available for sale securities	—	46,685
Payment of leasing costs	(5,455)	(720)
Increase in restricted cash	(250,300)	(594,056)
Increase in accounts payable, accrued expenses and other liabilities relating to investing activities	40,987	2,897
Development and construction of real estate assets	(508,475)	(736,397)

Net cash used in investing activities from continuing operations	(723,243)	(1,281,591)
Net cash used in investing activities from discontinued operations	—	(6,600)

Net cash used in investing activities	(723,243)	(1,288,191)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(166,205)	(215,049)
Principal repayments of land notes payable	(180,000)	—
Payment of loan costs	(35,071)	(60,089)
Increase in accounts payable, accrued expenses and other liabilities relating to financing activities	779	6,484

Net cash used in financing activities	(380,497)	(268,654)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,651,376)	(2,442,071)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,716,393	$7,905,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,065,017	$5,463,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $81,940 and $326,872 for the six months ended June 30, 2011 and June 30, 2010, respectively	$601,232	$739,977

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$20,360	$12,132

Conversion of operating partnership units to common shares	$17,970	$111,606

Adjustments to noncontrolling interest in the operating partnership	$(3,901)	$(153,722)

NON-CASH SALE OF LAND HELD FOR INVESTMENT:

Sale of land held for investment	$—	$9,009,124

Decrease in other assets — net	$—	$64

Extinguishment of land notes payable	$—	$(6,019,792)

NON-CASH SALE OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Sale of real estate assets related to discontinued operations	$—	$5,627,178

Decrease in assets related to discontinued operations	$—	$122,778

Extinguishment of liabilities related to discontinued operations	$—	$(6,019,792)

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, which are Delaware limited liability companies.  Roberts Realty controls the operating partnership as its sole general partner and had an 82.60% ownership interest in the operating partnership at June 30, 2011 and an 82.28% ownership interest in the operating partnership at June 30, 2010.

At June 30, 2011, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•                  three neighborhood retail centers totaling 112,322 square feet;

•                  one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters; and

•                  five tracts of land totaling 106 acres in various phases of development and construction, which includes the 11-acre Northridge tract that is under contract to be sold and is classified as real estate assets held for sale in the accompanying condensed consolidated balance sheet.  See Note 8 — Related Party Transactions.

2.                                      BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC.  In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements.  The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2010.  Roberts Realty has omitted disclosures from these notes to condensed consolidated financial statements that substantially duplicate the disclosures contained in the notes to the audited financial statements included in the annual report. In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale to conform to the current format.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying condensed consolidated balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647).  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock.  The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.40% and 17.76% for the three months ended June 30, 2011 and 2010, respectively, and 17.42% and 17.76% for the six months ended June 30, 2011 and 2010, respectively.  There were 1,324,416 units outstanding as of June 30, 2011 and 1,329,738 units outstanding as of December 31, 2010.  The noncontrolling interest of the unitholders was $5,843,379 at June 30, 2011 and $6,372,817 at December 31, 2010.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period.  Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s condensed consolidated statements of shareholders’ equity.  The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Beginning balance	$6,372,817	$8,760,795
Net loss attributable to noncontrolling interest	(507,567)	(851,586)
Redemptions of noncontrolling partnership units	(17,970)	(111,606)
Adjustments to noncontrolling interest in operating partnership	(3,901)	(153,722)

Ending balance	$5,843,379	$7,643,881

Recent Accounting Pronouncements. ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  Roberts Realty does not anticipate any material impact from this ASU and will adopt the ASU retrospectively by December 15, 2011.

3.                                      INVESTMENTS

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

The following table summarizes the discontinued operations for the three and six months ended June 30, 2010 (unaudited):

Discontinued Operations

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$70,462	$141,849
Other operating income	14,942	29,825

Total operating revenues	85,404	171,674

OPERATING EXPENSES:
Personnel	1,196	3,330
Utilities	9,462	22,348
Repairs and maintenance	6,589	9,583
Real estate taxes	(5,017)	27,126
Marketing, insurance and other	7,202	12,872
General and administrative expenses	42,679	95,290
Loss on leasehold improvements and leasing costs	—	83,557
Impairment loss on real estate assets	504,020	504,020
Depreciation and amortization	40,532	83,847

Total operating expenses	606,663	841,973

LOSS FROM OPERATIONS	(521,259)	(670,299)

OTHER EXPENSE:
Gain on extinguishment of debt	269,836	269,836
Interest expense	(65,208)	(117,708)
Amortization of deferred financing & leasing costs	(1,792)	(4,343)

Total other expense	202,836	147,785

LOSS FROM DISCONTINUED OPERATIONS	$(318,423)	$(522,514)

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

Mortgage Notes. The permanent mortgage notes payable secured by Roberts Realty’s operating properties at June 30, 2011 and December 31, 2010 were as follows (in order of maturity date):

		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	6/30/11	6/30/11	12/31/10

Grand Pavilion Retail Center	7/11/13	5.43%	$6,433,286	$6,433,286
Northridge Office Building	8/10/13	4.50%	2,765,000	2,858,333
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,832,768	4,881,585
Bassett Retail Center	10/01/19	8.47%	2,500,250	2,524,305

Totals			$16,531,304	$16,697,509

As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective and Grand Pavilion’s approximately $625,000 in annual negative cash flow, Roberts Realty has elected not to make debt service payments since July 2010 on that retail center and has allowed the loan to go into default.  The loan has been placed with the special servicer, and on December 16, 2010, Roberts Realty received a formal notice of default from counsel for the special servicer.  Roberts Realty is seeking to transfer the Grand Pavilion retail center to the lender as soon as possible in satisfaction of the approximately $6,433,286 principal amount of debt (plus associated fees and costs) secured by the property.  Because the loan is nonrecourse, Roberts Realty would have no further obligations to the lender for this loan.

Land Loans. The loans secured by Roberts Realty’s land parcels at June 30, 2011 and December 31, 2010 were as follows (in order of maturity date):

		Interest
Land Parcel		Rate as of	Principal Outstanding
Securing Mortgage	Maturity	6/30/11	6/30/11	12/31/10

Highway 20	04/08/12	5.50%	$3,045,000	$3,225,000
Bradley Park	04/30/12	4.50%	3,000,000	3,000,000
Peachtree Parkway	07/31/12	5.00%	8,175,000	8,175,000

Totals			$14,220,000	$14,400,000

Maturing Short-Term Debt. As listed in the table above, Roberts Realty has three loans with a total principal balance of $14,220,000 that mature within the next 12 months.  For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 11 — Commitments and Contingencies — Management’s Business Plan.

6.                                      SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares. During the three months ended June 30, 2011, no operating partnership units were exchanged for shares, and during the six months ended June 30, 2011, a total of 5,322 operating partnership units were exchanged for 8,766 shares.  During the three months ended June 30, 2010, a total of 5,447 operating partnership units were exchanged for 8,972 shares, and during the six months ended June 30, 2010, a total of 42,771 operating partnership units were exchanged for 70,446 shares.  Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock. Roberts Realty did not repurchase any shares during the three and six month periods ended June 30, 2011 and 2010.

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

There was no restricted stock activity for the three and six month periods ended June 30, 2011.  There were 50,000 unvested shares of restricted stock outstanding at June 30, 2011.  During 2010, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties.  The grant includes a service based vesting period of two years.  Compensation expense related to the restricted stock grant was $8,803 and $17,704, respectively, for the three and six month periods ended June 30, 2011.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss from continuing operations available for common shareholders — basic	$(1,836,181)	$(2,944,726)	$(2,406,134)	$(3,497,836)

Loss from continuing operations attributable to noncontrolling interest	(386,798)	(635,923)	(507,567)	(758,474)

Loss from continuing operations — diluted	$(2,222,979)	$(3,580,649)	$(2,913,701)	$(4,256,310)

Loss from discontinued operations for common shareholders — basic	—	(261,871)	—	(429,402)

Loss from discontinued operations attributable to noncontrolling interest noncontrolling interest	—	(56,552)	—	(93,112)

Loss from discontinued operations — diluted	$—	$(318,423)	$—	$(522,514)

Net loss — diluted	$(2,222,979)	$(3,899,072)	$(2,913,701)	$(4,778,824)

Weighted average number of shares — basic	10,357,831	10,271,364	10,354,683	10,263,457

Dilutive securities — weighted average number of units	2,181,356	2,217,823	2,184,504	2,225,730

Weighted average number of shares — diluted	12,539,187	12,489,187	12,539,187	12,489,187

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

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three and six months ended June 30, 2011 and 2010.  The retail/office segment is composed of the Grand Pavilion, Bassett, and Spectrum at the Mall of Georgia retail centers, along with the Northridge office building.  Roberts Realty’s Addison Place Shops retail center, which was sold on June 30, 2010, is reflected as discontinued operations within the retail/office segment.  The land segment is composed of five tracts of land totaling 106 acres that are in various phases of development and construction.  The land segment also includes the 11-acre Northridge land parcel that is under contract to be sold and is classified as real estate assets held for sale.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended June 30, 2011
	Retail/Office	Land	Corporate	Total

Rental operations	$313,327	$3,168	$—	$316,495
Other operating income	50,356	—	4	50,360

Total operating revenues from consolidated entities	363,683	3,168	4	366,855

Operating expenses	211,853	1,452,416	344,445	2,008,714
Depreciation and amortization expense	156,185	—	50	156,235

Total operating expenses from consolidated entities	368,038	1,452,416	344,495	2,164,949

Other (expense) income	(255,578)	(173,377)	4,070	(424,885)

Consolidated loss from continuing operations	(259,933)	(1,622,625)	(340,421)	(2,222,979)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	(259,933)	(1,622,625)	(340,421)	(2,222,979)

Consolidated loss attributable to noncontrolling interest	(45,228)	(282,337)	(59,233)	(386,798)

Consolidated loss available for common shareholders	$(214,705)	(1,340,288)	(281,188)	(1,836,181)

Total assets at June 30, 2011	$20,286,189	$42,113,030	$3,081,498	$65,480,717

Three Months Ended June 30, 2010
	Retail/Office	Land	Corporate	Total

Rental operations	$414,524	$3,169	$—	$417,693
Other operating income	66,822	—	2,803	69,625

Total operating revenues from consolidated entities	481,346	3,169	2,803	487,318

Operating expenses	219,819	44,258	321,822	585,899
Depreciation and amortization expense	148,444	—	171	148,615

Total operating expenses from consolidated entities	368,263	44,258	321,993	734,514

Other (expense) income	(249,463)	(3,112,561)	28,571	(3,333,453)

Consolidated loss from continuing operations	(136,380)	(3,153,650)	(290,619)	(3,580,649)

Consolidated loss from discontinued operations (Note 4)	(318,423)	—	—	(318,423)

Consolidated net loss	(454,803)	(3,153,650)	(290,619)	(3,899,072)

Consolidated loss attributable to noncontrolling interest	(80,773)	(560,088)	(51,614)	(692,475)

Consolidated loss available for common shareholders	$(374,030)	$(2,593,562)	$(239,005)	$(3,206,597)

Total assets at June 30, 2010	$23,487,035	$45,207,765	$6,750,622	$75,445,422

Six Months Ended June 30, 2011
	Retail/Office	Land	Corporate	Total

Rental operations	$652,663	$6,337	$—	$659,000
Other operating income	106,184	—	46	106,230

Total operating revenues from consolidated entities	758,847	6,337	46	765,230

Operating expenses	449,740	1,496,128	632,690	2,578,558
Depreciation and amortization expense	312,370	—	100	312,470

Total operating expenses from consolidated entities	762,110	1,496,128	632,790	2,891,028

Other (expense) income	(509,222)	(288,048)	9,367	(787,903)

Consolidated loss from continuing operations	(512,485)	(1,777,839)	(623,377)	(2,913,701)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	(512,485)	(1,777,839)	(623,377)	(2,913,701)

Consolidated loss attributable to noncontrolling interest	(89,275)	(309,700)	(108,592)	(507,567)

Consolidated loss available for common shareholders	$(423,210)	(1,468,139)	(514,785)	(2,406,134)

Total assets at June 30, 2011	$20,286,189	$42,113,030	$3,081,498	$65,480,717

Six Months Ended June 30, 2010
	Retail/Office	Land	Corporate	Total

Rental operations	$836,767	$6,338	$—	$843,105
Other operating income	131,653	—	7,495	139,148

Total operating revenues from consolidated entities	968,420	6,338	7,495	982,253

Operating expenses	492,301	99,086	663,243	1,254,630
Depreciation and amortization expense	300,089	—	342	300,431

Total operating expenses from consolidated entities	792,390	99,086	663,585	1,555,061

Other (expense) income	(500,430)	(3,226,521)	43,449	(3,683,502)

Consolidated loss from continuing operations	(324,400)	(3,319,269)	(612,641)	(4,256,310)

Consolidated loss from discontinued operations (Note 4)	(522,514)	—	—	(522,514)

Consolidated net loss	(846,914)	(3,319,269)	(612,641)	(4,778,824)

Consolidated loss attributable to noncontrolling interest	(150,920)	(591,494)	(109,172)	(851,586)

Consolidated loss available for common shareholders	$(695,994)	$(2,727,775)	$(503,469)	$(3,927,238)

Total assets at June 30, 2010	$23,487,035	$45,207,765	$6,750,622	$75,445,422

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

Sales Contract to Sell Northridge Property to Roberts Properties.  On June 30, 2011, the operating partnership entered into a contract to sell its 11-acre Northridge property to Roberts Properties for $5,060,000 or $23,000 per apartment unit, plus the reimbursement of $303,789 of certain development and construction expenses, for a total cash sales price of $5,363,789 or $24,381 per apartment unit.  Under the terms of the sales contract, Roberts Properties paid the operating partnership a $25,000 non-refundable earnest money deposit to be applied towards the purchase price due at closing.  The closing is scheduled to occur on or before October 31, 2011, provided that Roberts Properties has the option to extend the closing date by 30 days to November 30, 2011 by paying an additional $100,000 non-refundable earnest money deposit to be applied towards the purchase price due at closing.

Roberts Properties expects to purchase the property through a newly formed joint venture.  The closing of the sale is subject to the joint venture raising the equity and debt for the specific purpose of funding the purchase of the property and constructing a multifamily community.  Roberts Realty’s audit committee, which is composed of two independent directors, approved the transaction in accordance with the committee’s charter and in compliance with the applicable listing rules of the NYSE Amex Equities stock exchange.  In approving the transaction, the audit committee obtained two independent appraisals of the market value of the Northridge land parcel.  These appraisals valued the land at $3,300,000 and $5,100,000.  Roberts Realty’s board of directors also approved the transaction in accordance with its Code of Business Conduct and Ethics, with Mr. Roberts abstaining from the vote.

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

	Total Contract Amount	Amounts Incurred from 1/1/11 to 6/30/11	Remaining Contractual Commitment

Highway 20	$1,050,000	$250,000	$475,000

Construction Contracts with Roberts Construction.  Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties.  Progress payments are paid monthly to Roberts Construction based on the work that has been completed.  The following table lists the amounts incurred on these contracts during the six months ended June 30, 2011.

	Amounts Incurred for Labor and Materials Costs from 1/1/11 to 6/30/11	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/11 to 6/30/11

Bradley Park	$11,312	$1,131
Northridge	64,600	6,460
Peachtree Parkway	24,734	2,473
North Springs	8,143	814
Highway 20	11,009	1,101

Totals	$119,798	$11,979

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and tenant improvements for new leases at the retail centers and office building.  For the six months ended June 30, 2011, Roberts Realty paid Roberts Construction $43,975 for labor and materials costs plus $4,397 (5% for profit and 5% for overhead).  Other affiliates of Mr. Roberts received cost reimbursements of $111,756 for the six months ended June 30, 2011.

Office Leases. Roberts Realty leases office space in the Northridge office building to the Roberts Companies.  Effective as of January 1, 2011, Roberts Realty renewed its leases with the Roberts Companies.  Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.  Both leases are for a one-year term with a new rental rate of $17.50 per rentable square foot.  Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $55,571 for the six months ended June 30, 2011.

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

Non-Cash Impairments on Operating Real Estate Assets. During the six months ended June 30, 2011, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its operating assets during the 2011 period.  During the six months ended June 30, 2010, Roberts Realty determined that the carrying amount of the Addison Place Shops retail center was not recoverable as a result of lower estimated rental rates due to the current market and economic conditions.  Accordingly, Roberts Realty recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center.

Non-Cash Impairments on Land Parcels. During the six months ended June 30, 2011, Roberts Realty determined that the carrying amount of the Northridge property was not recoverable and the determination of fair value was based on the sales contract for the property and the appraised values of the property.  As a result of this analysis, Roberts Realty recorded a fair value adjustment of $1,386,480 on the Northridge property, which is classified on the balance sheet as real estate assets held for sale.  Roberts Realty determined that the carrying amounts of its other land parcels were recoverable at June 30, 2011.

During the six months ended June 30, 2010, Roberts Realty determined that the carrying amounts on its land parcels were recoverable.  Accordingly, Roberts Realty did not record an impairment loss during the 2010 period.

10.                               FAIR VALUE MEASUREMENTS

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

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of June 30, 2011.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value.  The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
Description	Total	Level 1	Level 2	Level 3

Real estate assets held for sale	$5,363,789	—	$5,363,789	—

	Year Ended December 31, 2010
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$5,373,582	—	—	$5,373,582
Real estate under development	13,100,000	—	—	13,100,000
Assets related to discontinued operations	$5,627,178	—	—	5,627,178

Total assets	$24,100,760	—	—	$24,100,760

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

In addition to the construction contracts with Roberts Construction, Roberts Realty has entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, Peachtree Parkway, and Highway 20 projects.  At June 30, 2011, outstanding commitments on these contracts totaled $230,993.

At June 30, 2011, Roberts Realty had a $500,000 letter of credit outstanding.  The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held as a reserve fund for the payment of leasing costs.  Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005.  The letter of credit expires on September 26, 2011 and Roberts Realty will be obligated to replace it with a new letter of credit.

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

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units.  Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis).  Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted.  At June 30, 2011, there were 1,324,416 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities.  The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited.  Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid.  Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2011.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold.  The preliminary environmental assessments of Roberts Realty’s operating properties and development projects have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations.  However, in the process of transferring the Grand Pavilion retail center to the lender in satisfaction of the debt, an environmental assessment revealed that low levels of a dry cleaning chemical were present under a suite previously leased to a dry cleaner.  The dry cleaner vacated the suite in 2008 and the environmental assessment indicated that the contamination was confined underneath the building and has not spread.  The required governmental notifications have been made and Roberts Realty’s environmental consultants believe that no environmental remediation will be required.  If state mandated remediation is required, Roberts Realty has environmental insurance on the property.  Based on the low levels of contamination and Roberts Realty’s environmental insurance coverage, Roberts Realty believes any resulting environmental liability would not have a material adverse effect on its business, assets, or results of operations.

Management’s Business Plan.

Overview. Roberts Realty’s management is simultaneously addressing the following business objectives:

•                  improving Roberts Realty’s liquidity and balance sheet,

•                pursuing Roberts Realty’s core business of developing, constructing, managing, and selling high quality multifamily communities for cash flow and long-term appreciation, including constructing the Bradley Park multifamily community; and

•                  pursuing potential strategic alternatives for Roberts Realty to maximize shareholder value, including working with Sandler O’Neill + Partners, L.P., the investment banking firm that Roberts Realty retained to assist in that effort.

Roberts Realty’s primary liquidity requirements relate to its continuing negative operating cash flow and maturing short-term debt.  Roberts Realty’s negative cash flow is primarily due to the carrying costs of its five tracts of land and low occupancy rates at two of its retail centers and its office building.  Roberts Realty also has three loans with a total principal balance of $14,220,000 that mature within the next 12 months.  Roberts Realty’s plan is to renew these loans as they come due and extend their maturity dates at least 12 months.

During the past year, Roberts Realty has significantly reduced its debt and decreased its negative cash flow and intends to continue these efforts.  The June 2010 sale of the Addison Place retail center and Westside land reduced its debt by $12,000,000 and reduced the annual negative operating cash flow by approximately $800,000, and the decision not to make any more payments on the Grand Pavilion retail center loan further reduced the annual negative operating cash flow by approximately $625,000.  Additionally, the transfer of the Grand Pavilion retail center to the lender as Roberts Realty intends would further reduce the principal amount of its debt by $6,433,286.  Because the loan is nonrecourse, Roberts Realty would have no further obligations to the lender for this loan.

Recent Sales Contract for the Sale of Northridge. As a part of Roberts Realty’s strategy to address its needs for liquidity and capital resources, the operating partnership entered into a contract on June 30, 2011 to sell its 11-acre Northridge land parcel to Roberts Properties for a total cash sales price of $5,363,789, as described in Note 8 above.  The closing is scheduled to occur on or before October 31, 2011.  If the sale of the Northridge property closes as expected, Roberts Realty will use the proceeds of the sale to address its liquidity and capital resources needs.

Other Alternatives to Provide Liquidity and Capital Resources. If the sale of the Northridge property does not close as expected, Roberts Realty may seek to meet its liquidity needs by borrowing approximately $2.5 million that would be secured by the Northridge land, which is presently unencumbered.  Roberts Realty may also seek to sell one or more of its remaining land parcels to independent purchasers; may raise private equity; and is in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.  Roberts Realty may also sell one or more of its remaining land parcels to Roberts Properties as it has agreed to do with the Northridge land parcel.  Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily community.

Plans to Address Maturing Short-term Debt. Management believes that Roberts Realty’s long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend its maturing loans or find alternative funding and raise additional capital for the development of the properties securing the loans.

Plans for Land Parcels Held for Development and Construction. Roberts Realty intends to move forward with the development and construction of its Bradley Park multifamily community.  Despite the challenging economic conditions, management believes this is an opportune time to create new multifamily assets.  Management believes that in this difficult economic climate, Roberts Realty can build at lower construction costs and create value for shareholders as Roberts Realty has historically done during economic downturns and recessions.  Roberts Realty is currently seeking to raise the equity and obtain a construction loan for Bradley Park.  Roberts Realty currently estimates that it will need approximately $20,550,000 in debt and equity to complete the construction of Bradley Park, although Roberts Realty cannot make substantial progress on constructing Bradley Park until it raises the required equity and obtains construction financing.

Plans for Retail Centers and Office Building. Because the retail sector took the brunt of the severe recession, Roberts Realty’s retail centers have struggled with occupancy as tenants have failed.  Management anticipates that the performance of the retail centers will continue to be weak for the foreseeable future.  Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging.  In spite of this difficult environment, however, management is committed to increasing the occupancy of both the retail centers and office building so they can be positioned for sale.  In addition to considering the sale of the Bassett and Spectrum retail centers and the Northridge office building, Roberts Realty may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types.  Roberts Realty also intends to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

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

Current economic conditions and the tight lending environment, however, create uncertainty regarding whether Roberts Realty can extend or refinance the maturing loans as planned.  If Roberts Realty were required to use its current cash balances to pay down existing loans, those repayments and the corresponding reductions in Roberts Realty’s cash could adversely affect Roberts Realty’s ability to execute its plans.

Possible Sale, Merger, or Business Combination. On June 30, 2011, Roberts Realty announced that it had retained Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for the company.  These alternatives could include a sale, merger, or other business combination.  As an example, given the uncertainty in the IPO market, a larger, private real estate operator could merge into Roberts Realty to become a publicly traded company and provide enhanced liquidity to the current Roberts Realty shareholders.  Management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward shareholders and maximize their value.

Roberts Realty cautions that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.  Roberts Realty does not intend to disclose developments with respect to its strategic review process unless and until its board of directors has approved a specific transaction.

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

Overview

We are a self-administered, self-managed equity real estate investment trust, or REIT.  Our primary business is to develop, construct, own, and manage multifamily apartment communities.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At June 30, 2011, we were its sole general partner and owned an 82.60% interest in the operating partnership.  We expect to continue to conduct our business in this organizational structure.  We currently own the following properties, all of which are located in metropolitan Atlanta, Georgia:

•      five tracts of land totaling 106 acres that are zoned for 1,232 multifamily units, including an 11-acre tract of land that is under contract to be sold;

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

Recent Developments

Peachtree Parkway Land Loan Renewal

On June 23, 2011, we renewed our $8,175,000 loan with Wells Fargo Bank, N.A. and extended the maturity date of the loan to July 31, 2012 on substantially the same terms and conditions.  At the closing, we deposited with Wells Fargo Bank, N.A. $458,750 as an interest and real estate tax reserve to fund these payments for the next 12 months.  Under the terms of the renewed loan, we will make monthly payments of interest only at the 1-month LIBOR index rate plus 300 basis points, with an interest rate floor of 5.00% per annum.  The loan is secured by our Peachtree Parkway property and by our North Springs property.

Sales Contract for the Sale of Northridge Land to Roberts Properties

On June 30, 2011, we entered into a contract to sell our 11-acre Northridge property to Roberts Properties, Inc. (“Roberts Properties”) for $5,060,000 or $23,000 per apartment unit, plus the reimbursement of certain development and construction expenses in the amount of $303,789, for a total cash sales price of $5,363,789 or $24,381 per apartment unit.  Under the terms of the sales contract, Roberts

Properties paid the operating partnership a $25,000 non-refundable earnest money deposit to be applied towards the purchase price due at closing.  The closing is scheduled to occur on or before October 31, 2011, provided that Roberts Properties has the option to extend the closing date by 30 days to November 30, 2011 by paying an additional $100,000 non-refundable earnest money deposit to be applied towards the purchase price due at closing.

Roberts Properties, which is wholly owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, expects to purchase the property through a newly formed joint venture.  The closing of the sale is subject to the joint venture raising the equity and debt for the specific purpose of funding the purchase of the property and constructing a multifamily community.  Our audit committee, which is composed of two independent directors, approved the transaction in accordance with the committee’s charter in compliance with applicable listing rules of the NYSE Amex Equities stock exchange.  In approving the transaction, the audit committee obtained two independent appraisals of the market value of the Northridge land parcel.  These appraisals valued the land at $3,300,000 and $5,100,000.  Our board of directors also approved the transaction in accordance with its Code of Business Conduct and Ethics, with Mr. Roberts abstaining from the vote.

Engagement of Sandler O’Neill + Partners, L.P. to Explore Potential Strategic Alternatives

On June 30, 2011, we announced that we have retained Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for the company.  These alternatives could include a sale, merger, or other business combination.  As an example, a larger, private real estate operator could merge into Roberts Realty to become a publicly traded company and provide enhanced liquidity for our shareholders.  Our management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

We caution that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.  We do not intend to disclose developments with respect to our strategic review process unless and until our board of directors has approved a specific transaction.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt.  The primary reason for our negative operating cash flow is that we have five tracts of land totaling 106 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.  These five tracts of land have a combined carrying value of $42,058,762, and four of these tracts are encumbered with land loans totaling $14,220,000.  We have substantial equity in these tracts of land, which are an integral part of our multifamily community development and construction program.  Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans we need to make substantial progress in constructing and leasing up our planned multifamily communities as described in Liquidity and Capital Resources — Business Plan below.

To address these issues, we made substantial progress during the past year in improving our liquidity and balance sheet, and we intend to continue to do so.  The June 2010 sale of the Addison Place retail center and Westside land reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and our decision not to make any more payments on the Grand Pavilion retail center loan further reduced our annual negative operating cash flow by approximately $625,000.  Additionally, the transfer of the Grand Pavilion retail center to the lender as we intend would further reduce the principal amount of our debt by $6,433,286.  Because the loan is nonrecourse, we would have no further obligations to the lender for this loan.  Further, if we close the sale of our Northridge property as we expect, the proceeds of that sale would be approximately $5,363,789, which we would use to address our liquidity and capital resources needs.

We had total debt of $30,751,304 as of June 30, 2011 and have three loans with a total principal balance of $14,220,000 that mature within the next 12 months: (a) the $3,045,000 Highway 20 loan that matures on April 8, 2012; (b) the $3,000,000 Bradley Park loan that matures on April 30, 2012; and (c) the $8,175,000 Peachtree Parkway loan that matures on July 31, 2012.  If we are unable to renew these loans, we may repay all or part of them from the funds we expect or are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.

Results of Operations

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

The following table highlights our operating results and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended June 30,		$(Decrease)
	2011	2010	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$366,855	$487,318	$(120,463)

OPERATING EXPENSES:
Property operating expenses	239,330	181,108	58,222
General and administrative expenses	382,904	404,791	(21,887)
Impairment loss on real estate assets	1,386,480	—	1,386,480
Depreciation and amortization	156,235	148,615	7,620

Total operating expenses	2,164,949	734,514	1,430,435

LOSS FROM OPERATIONS	(1,798,094)	(247,196)	1,550,898

OTHER EXPENSE	(424,885)	(3,333,453)	(2,908,568)

LOSS FROM CONTINUING OPERATIONS	(2,222,979)	(3,580,649)	(1,357,670)

LOSS FROM DISCONTINUED OPERATIONS	—	(318,423)	(318,423)

NET LOSS	$(2,222,979)	$(3,899,072)	$(1,676,093)

Net loss decreased $1,676,093 when compared to the 2010 period.  This was primarily due to the $2,989,396 loss on extinguishment of debt from the sale of the Westside land in June 2010 and (b) the $318,423 loss from discontinued operations at the Addison Place retail center, partially offset by a non-cash impairment loss of $1,386,480 on the Northridge land parcel in the 2011 period.  We explain below the major variances between the 2011 and 2010 periods.

Total operating revenues decreased by $120,463 from $487,318 in the 2010 period to $366,855 in the current period primarily as a result of a lower occupancy level at our retail centers and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased $58,222 from $181,108 in the 2010 period to $239,330 in the current period.  This increase was due primarily to a $42,180 increase in repairs and maintenance expense and a $30,376 increase in real estate tax expense due to the real estate taxes on the Northridge and Bradley Park land being expensed instead of capitalized.

During the current period, we recorded a non-cash impairment loss of $1,386,480 on our Northridge land parcel, which is now classified as held for sale.  During the 2010 period, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center that is recorded in discontinued operations.

General and administrative expenses decreased by $21,887 from $404,791 in the 2010 period to $382,904 in the current period primarily due to lower salaries expense offset by an increase in legal fees and other professional services.

Other expense decreased $2,908,568 from $3,333,453 in the 2010 period to $424,885 in the current period.  This decrease was primarily due to the $2,989,396 loss on the extinguishment of debt from the sale of the Westside land, which was partially offset by a $57,526 increase in interest expense because a lower amount of interest was capitalized on construction in process and real estate under development in the current period.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

The following table highlights our operating results and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Six Months Ended June 30,		$(Decrease)
	2011	2010	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$765,230	$982,253	$(217,023)

OPERATING EXPENSES:
Property operating expenses	457,327	426,380	30,947
General and administrative expenses	734,751	828,250	(93,499)
Impairment loss on real estate assets	1,386,480	—	1,386,480
Depreciation and amortization	312,470	300,431	12,039

Total operating expenses	2,891,028	1,555,061	1,335,967

LOSS FROM OPERATIONS	(2,125,798)	(572,808)	1,552,990

OTHER EXPENSE	(787,903)	(3,683,502)	(2,895,599)

LOSS FROM CONTINUING OPERATIONS	(2,913,701)	(4,256,310)	(1,342,609)

LOSS FROM DISCONTINUED OPERATIONS	—	(522,514)	(522,514)

NET LOSS	$(2,913,701)	$(4,778,824)	$(1,865,123)

Net loss decreased $1,865,123 when compared to the 2010 period.  This was primarily due to (a) the $2,989,396 loss on extinguishment of debt from the sale of the Westside land in June 2010 and (b) the $522,514 loss from discontinued operations at the Addison Place retail center, partially offset by a non-cash impairment loss of $1,386,480 on the Northridge land parcel in the 2011 period.  We explain below the major variances between the 2011 and 2010 periods.

Total operating revenues decreased by $217,023 from $982,253 in the 2010 period to $765,230 in the current period primarily as a result of a lower occupancy level at the our retail centers and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased $30,947 from $426,380 in the 2010 period to $457,327 in the current period.  This increase was due primarily to a $60,311 increase in repairs and maintenance expense partially offset by a $24,337 decrease in personnel expense, real estate taxes, marketing and insurance expense.

During the current period, we recorded a non-cash impairment loss of $1,386,480 on our Northridge land parcel, which is now classified as held for sale.  During the 2010 period, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center that is recorded in discontinued operations.

General and administrative expenses decreased by $93,499 from $828,250 in the 2010 period to $734,751 in the current period primarily due to lower salaries expense, offset by an increase in legal fees and other professional services.

Other expense decreased $2,895,599 from $3,683,502 in the 2010 period to $787,903 in the current period.  This decrease was primarily due to the $2,989,396 loss on the extinguishment of debt from the sale of the Westside land, which was partially offset by a $67,937 increase in interest expense because a lower amount of interest was capitalized on construction in process and real estate under development in the current period.

Liquidity and Capital Resources

Overview

At June 30, 2011, we had $65,480,717 in total assets, of which $2,065,017 was cash and cash equivalents.  In addition, we held $1,479,340 in restricted cash.  Of our restricted cash at June 30, 2011, $908,962 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $508,643 was a certificate of deposit pledged to secure a letter of credit for tenant improvements at the Spectrum retail center.  As of July 19, 2011, we held $1,952,580 in cash and cash equivalents and $1,445,277 in restricted cash.  Of our restricted cash balance, $874,900 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $508,643 is included in the Spectrum certificate of deposit.

We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan and to invest in the development of the Bradley Park multifamily community to enable us to raise the required debt and equity to construct that community.  We currently estimate that we will need approximately $20,550,000 in debt and equity to complete the construction of Bradley Park.  Our current cash resources are inadequate to meet these needs.  To address these needs, we are considering the alternatives described in Business Plan below.

We continue to focus on improving our liquidity and balance sheet.  In that regard, the sale of the Addison Place retail center and Westside land on June 30, 2010 reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and our decision not to make any more payments on the Grand Pavilion loan reduced our annual negative operating cash flow by approximately $625,000.  Additionally, the transfer of the Grand Pavilion retail center to the lender would further reduce the principal amount of our debt by $6,433,286.  Further, if we close the sale of our Northridge property as we expect, the net proceeds of that sale would be approximately $5,363,789, which we would use to address our liquidity and capital resources needs.

Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt.  We have three loans with a current aggregate principal balance of $14,220,000 that mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

Highway 20	4/08/12	$3,045,000
Bradley Park	4/30/12	3,000,000
Peachtree Parkway	7/31/12	8,175,000

Total		$14,220,000

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.  The three primary reasons for our negative operating cash flow are:

•                  We own five tracts of land totaling 106 acres with an aggregate carrying value of $42,058,762 that secure land loans totaling $14,220,000.  Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•                  Due to the continued weakness in the national and local economy, two of our three retail centers and our office building are producing negative cash flow, and the other retail center is positively cash flowing.

•                  Our general and administrative expenses were $1,866,594 for the calendar year 2010 and $734,751 for the six months ended June 30, 2011; these expenses included the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities exchange.  These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums.  We estimate that these additional costs related to being a publicly traded company are approximately $515,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt.  We are currently using our cash balance of $2,065,017 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties.

We have three loans with a total principal balance of $14,220,000 that mature within the next 12 months.  We plan to renew them as they come due and extend their maturity dates at least 12 months or find alternative funding and raise additional capital for the development of the properties securing the loans.  We may be required to repay part of the outstanding principal of one or more of these loans in connection with that refinancing.  To fund these repayments, we may use cash from one or more of the following sources:  our existing cash, the proceeds from the sale of the Northridge land parcel, contributions from a joint venture partner, the net proceeds from the sale of one or more of our remaining properties, or equity we raise in a private offering.

Current economic conditions and the tight lending environment create uncertainty regarding whether we can extend or refinance the maturing loans as planned or find alternative funding and raise additional capital for the development of the properties securing the loans.  If we were required to use our current cash balances to pay down existing loans, those repayments and the corresponding reductions in our cash could adversely affect our ability to execute our plans as described further below.

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

During the past year, we have significantly reduced our debt and decreased our negative cash flow and we intend to continue these efforts.  The June 2010 sale of the Addison Place retail center and Westside land reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and the decision not to make any more payments on the Grand Pavilion retail center loan further reduced our annual negative operating cash flow by approximately $625,000.  Additionally, the transfer of the Grand Pavilion retail center to the lender as we intend would further reduce the principal amount of our debt by $6,433,286.  Because the loan is nonrecourse, we would have no further obligations to the lender for this loan.

We explain below our strategies for each type of property we own.

Development and Construction of Multifamily Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located.  We believe the economic climate for our business in these markets is improving for the following reasons:

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

We are currently holding four land parcels for development and construction:

1.               Bradley Park, a 22-acre site located in Forsyth County zoned for 154 multifamily units.  We have completed our architectural drawings, purchased our land disturbance permit, and are ready to begin grading the site.

3.               Peachtree Parkway, a 25-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County zoned for 292 multifamily units that is located across the street from The Forum, a 580,000 square foot upscale shopping center.

3.               Highway 20, a 38-acre site located in Cumming zoned for 210 multifamily units.  We have started the necessary design and development work for this community.

4.               North Springs, a 10-acre site located on Peachtree Dunwoody Road in Sandy Springs across from the North Springs commuter rail station; the property is zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.

We also own Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units.  On June 30, 2011, we entered into a contract to sell Northridge to Roberts Properties for a total cash sales price of $5,363,789 or $24,381 per apartment unit.  The closing is scheduled to occur on or before October 31, 2011.

If the sale of the Northridge property closes as expected, we expect to use the proceeds of the sale to address our liquidity and capital resources needs.  If the sale of the Northridge property does not close as expected, we may seek to meet our liquidity needs by borrowing approximately $2.5 million that would be secured by the Northridge land, which is presently unencumbered.  We may also seek to sell one or more of our remaining land parcels to independent purchasers; may raise private equity; and are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.  We may also sell one or more of our remaining land parcels to Roberts Properties as we have agreed to do with the Northridge land parcel.  We may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily community.

Now that the Atlanta apartment market is beginning to recover from the recession, we believe this is an opportune time to create new multifamily assets.  We believe that we can build at lower construction costs and create value for our shareholders as we have historically done during economic downturns and recessions and as the economy recovers.  We intend to move forward with the development and construction of our next multifamily community — Bradley Park.  Although we cannot make substantial progress on constructing Bradley Park until we raise the required equity and obtain construction financing, we believe that the market for construction financing is improving in light of the positive factors noted above.  We currently estimate that we will need approximately $20,550,000 in debt and equity to complete the construction of Bradley Park.

To provide the equity we need for construction of Bradley Park as well as to repay or partially extend our maturing loans, we may sell one or more of our land parcels to independent purchasers.  Potential buyers have recently expressed interest in purchasing some of our properties, and we believe that they have the financial resources to do so.  We are also considering forming joint ventures and partnerships, and raising private equity.  We are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.

In addition to the sale of Northridge, we may also sell other land parcels to Roberts Properties or to a newly formed affiliate or joint venture partner of either Roberts Properties or Roberts Realty that would raise equity or debt for the specific purpose of funding the purchase of the land parcel and constructing a multifamily community.  Under our Code of Business Conduct and Ethics, the terms of any sale of a property to Mr. Roberts or his affiliates (as was the case with the Northridge sales contract) would be negotiated and approved by our audit committee, which is composed of the two independent members of our board of directors.

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

Because the retail sector took the brunt of the severe recession, our retail centers have struggled with occupancy as tenants have failed.  The risks of owning retail centers have dramatically increased since we purchased these retail centers, and we anticipate that the performance of our retail centers will continue to be weak for the foreseeable future.  As a result, we are focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities, and we intend to exit the retail business.  In spite of this difficult environment, however, we are committed to increasing the occupancy of our Spectrum retail center, which is operating at a loss, and our Bassett retail center, which is positively cash flowing.  In addition to considering the sale of the Bassett and Spectrum retail centers and the Northridge office building, we may form a joint venture with a company that specializes in retail or office properties to use their leasing expertise.  We also may pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

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

Possible Sale, Merger, or Business Combination of the Entire Company

On June 30, 2011, we announced that we have retained Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for the company.  These alternatives could include a sale, merger, or other business combination.  As an example, given the uncertainty in the IPO market, a larger, private real estate operator could merge into Roberts Realty to become a publicly traded company and provide enhanced liquidity to our shareholders.  Our management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Cash and cash equivalents decreased $1,651,376 during the first six months of 2011 compared to a decrease of $2,442,071 during the 2010 period.  The respective changes in cash are described below.

Net cash used in operating activities in the 2011 period was $547,636 compared to $885,226 used during the 2010 period.  This change was primarily the result of a $334,382 increase in the change of accounts payable, accrued expenses, and other liabilities coupled with the $125,773 of cash used by the discontinued operations of the Addison Place retail center in the 2010 period, offset by a $106,004 decrease in other assets.

Net cash used in investing activities was $723,243 during the 2011 period compared to $1,288,191 of cash used during the 2010 period.  This decrease was primarily due to:

•                  a $343,756 decrease in the change in restricted cash that resulted from the establishment and use of our required interest reserve and other costs on our Bradley Park and Peachtree Parkway loans; and

•                  a $227,922 decrease in development and construction of real estate assets.

Net cash used in financing activities was $380,497 for the 2011 period compared to $268,654 of cash used during the 2010 period.  The increase in cash used in financing activities primarily resulted from our principal repayments on our Highway 20 land loan.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized in the following table:

Debt Maturity Schedule

Year	Remaining Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments

2011	$410,246	$253,579		$156,667

2012	14,587,738	297,738		14,290,000	Bradley Park, Highway 20, Peachtree Pkwy

2013	8,795,313	6,256,980	Grand Pavilion(1)	2,538,333	Northridge Office

2014	4,644,299	4,644,299	Spectrum

2015	66,125	66,125

Thereafter	2,247,583	2,247,583	Bassett

Total	$30,751,304

(1)          As discussed elsewhere in this report, the Grand Pavilion loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan.  The loan is nonrecourse, and we do not intend to make any further payments on this loan.  The table above reflects the original July 11, 2013 maturity date of the Grand Pavilion loan.  If this loan were shown payable as of June 30, 2011, the principal payments in 2011 would increase by $6,239,318, while principal payments would decrease by $145,992 in 2012 and $6,093,326 in 2013.

Short-Term Debt

We have a total of $14,220,000 in debt that matures within the next 12 months.  All of that debt matures on or before July 31, 2012.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after July 31, 2012, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt

We have four loans that bear interest at floating rates.  These loans had an aggregate outstanding balance of $16,985,000 at June 30, 2011.  Loans totaling $13,940,000 bear interest at 300 basis points over the 30-day LIBOR with interest rate floors of 4.50% to 5.00%, and a $3,045,000 loan bears interest at the prime rate with an interest rate floor of 5.50%.  Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense.  For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $169,850 per year and reduce our liquidity and capital resources by that amount.

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

Non-Cash Impairments on Operating Real Estate Assets. During the six months ended June 30, 2011, we determined that the carrying amounts of our operating real estate assets were recoverable.  Accordingly, we did not record an impairment loss on our operating real estate assets during the 2011 period.  During the six months ended June 30, 2010, we determined that the carrying amount of the Addison Place Shops retail center was not recoverable as a result of lower estimated rental rates due to the then current market and economic conditions.  Accordingly, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center.

Non-Cash Impairments on Land Parcels. During the six months ended June 30, 2011, we determined that the carrying amount of the Northridge property was not recoverable and the determination of fair value was based on the sales contract for the property and the appraised values of the property.  This asset is now classified as a real estate asset held for sale.  As a result of this analysis, we recorded a fair value adjustment of $1,386,480 on the Northridge property.  We determined that the carrying amounts of our other land parcels were recoverable at June 30, 2011.  During the six months ended June 30, 2010, we determined that the carrying amounts on our land parcels were recoverable.  Accordingly, we did not record an impairment loss during the 2010 period.

Recent Accounting Pronouncements

Please refer to Note 2, Basis of Presentation in the notes to the condensed consolidated financial statements included in this report for a discussion of other recent accounting standards and pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the risk factors described below.  These risk factors could materially affect our business, financial condition, or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.

We have three loans with a total principal balance of $14,220,000 that mature within the next 12 months.  Our $3,045,000 Highway 20 loan matures on April 8, 2012; our $3,000,000 Bradley Park loan matures on April 30, 2012; and our $8,175,000 Peachtree Parkway loan matures on July 31, 2012.  If we are unable to extend or refinance our debt at maturity on acceptable terms, or at all, or if we are unable to find alternative funding and raise additional capital for the development of the properties securing the loans, or if we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us.  Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Our exploration of potential strategic alternatives may be unsuccessful.

We have retained Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for the company.  These alternatives could include a sale, merger, or other business combination.  We caution that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Plan

Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and purchase price.  As of July 19, 2011, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan.  We did not repurchase any shares in 2010 or 2011.  The plan does not have an expiration date.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      (REMOVED AND RESERVED).

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.  All exhibits contained in the following Index to Exhibits that are designated with an asterisk were originally filed in our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996 and are being re-filed herewith to be accessible via the SEC’s EDGAR system.

Exhibit No.	Description of Exhibit

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of July 22, 1994.*

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 1, 1994, as amended.*

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994.*

4.2	Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994.*

10.1

Fifth Consolidated Amendatory Agreement dated June 23, 2011 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 23, 2011.]

10.2

Fourth Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated June 23, 2011 by and between Roberts Properties Residential, L.P. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated June 23, 2011.]

10.3

Sales Contract dated June 30, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Northridge land parcel). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 30, 2011.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 28, 2011

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)