Form 10-Q/A
period 2011-06-30
ROBERTS REALTY INVESTORS INC
filed 2011-08-24
CIK 1011109

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Roberts Realty Investors, Inc. is filing this Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on July 28, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the disclosures made in the original Form 10-Q.

ITEM 6.                        EXHIBITS.

The exhibits described in the following Exhibit Index are filed as part of this report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

4.1		Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of July 22, 1994.*

4	.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 1, 1994, as amended.*

4	.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994.*

4.2		Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994.*

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

31		Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32

Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.* This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

*                                         Previously filed or furnished as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

**                                  Furnished with this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 23, 2011

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)