Form 10-Q
period 2011-09-30
ROBERTS REALTY INVESTORS INC
filed 2011-11-14
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, $.01 par value per share	10,365,960 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)

ASSETS
REAL ESTATE ASSETS:
Land	$9,268,326	$9,268,326
Buildings and improvements	14,163,327	14,163,327
Furniture, fixtures and equipment	473,279	460,909
	23,904,932	23,892,562
Less: accumulated depreciation	(4,558,692)	(4,136,145)
Operating real estate assets	19,346,240	19,756,417
Construction in progress and real estate under development	29,628,000	36,419,588
Real estate assets held for sale	5,363,789	6,517,179

Net real estate assets	54,338,029	62,693,184

CASH AND CASH EQUIVALENTS	1,203,968	3,716,393

RESTRICTED CASH	1,353,690	1,229,040

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $229,583 and $190,193 at September 30, 2011 and December 31, 2010, respectively	139,377	180,559

LEASE INTANGIBLES — Net of accumulated amortization of $371,459 and $324,847 at September 30, 2011 and December 31, 2010, respectively	81,714	128,326

DUE FROM AFFILIATES	166,581	—

OTHER ASSETS — Net	217,497	231,831

Total assets	$57,500,856	$68,179,333

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$16,456,006	$16,697,509
Land notes payable	14,130,000	14,400,000
Accounts payable and accrued expenses	1,149,252	484,853
Due to affiliates	53,175	38,305
Security deposits and prepaid rents	101,436	80,036

Total liabilities	31,889,869	31,700,703

COMMITMENTS AND CONTINGENCIES (Note 11)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	4,456,312	6,372,817

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,357,831 and 10,349,065 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	103,579	103,491
Additional paid-in capital	31,352,195	31,305,781
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(10,229,767)	(1,232,127)

Total shareholders’ equity	21,154,675	30,105,813

	$57,500,856	$68,179,333

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$321,748	$351,686	$980,748	$1,194,791
Other operating income	52,029	58,148	158,259	197,296

Total operating revenues	373,777	409,834	1,139,007	1,392,087

OPERATING EXPENSES:
Personnel	—	—	312	13,905
Utilities	41,388	49,449	141,604	147,639
Repairs and maintenance	108,726	47,849	218,842	97,654
Real estate taxes	97,081	67,353	311,392	288,190
Marketing, insurance and other	15,082	16,808	52,004	57,948
General and administrative expenses	333,335	384,936	1,068,086	1,213,186
Impairment loss on real estate assets	7,124,264	4,825,595	8,510,744	4,825,595
Gain on disposal of assets	—	(5,500)	(4,550)	(2,997)
Depreciation and amortization	156,838	330,200	469,308	630,631

Total operating expenses	7,876,714	5,716,690	10,767,742	7,271,751

LOSS FROM OPERATIONS	(7,502,937)	(5,306,856)	(9,628,735)	(5,879,664)

OTHER INCOME (EXPENSE):
Interest income	2,450	10,532	11,825	35,751
Loss on extinguishment of debt	—	—	—	(2,989,396)
Gain on sale of available for sale securities	—	—	—	18,230
Interest expense	(455,158)	(358,287)	(1,191,431)	(1,026,623)
Amortization of deferred financing & leasing costs	(24,999)	(28,341)	(86,004)	(97,560)

Total other expense	(477,707)	(376,096)	(1,265,610)	(4,059,598)

LOSS FROM CONTINUING OPERATIONS	(7,980,644)	(5,682,952)	(10,894,345)	(9,939,262)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	3,204	—	(519,310)

NET LOSS	(7,980,644)	(5,679,748)	(10,894,345)	(10,458,572)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,388,632)	(1,006,451)	(1,896,705)	(1,860,580)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(6,592,012)	$(4,673,297)	$(8,997,640)	$(8,597,992)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 6):

Loss from continuing operations — basic and diluted	$(0.64)	$(0.46)	$(0.87)	$(0.80)
Loss from discontinued operations — basic and diluted	—	—	—	(0.04)
Net loss — basic and diluted	$(0.64)	$(0.46)	$(0.87)	$(0.84)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(10,894,345)	$(10,458,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	519,310
Depreciation and amortization	555,312	728,191
Loss on extinguishment of debt	—	2,989,396
Impairment loss on real estate assets	8,510,744	4,825,595
Gain on sale of available for sale securities	—	(18,230)
Amortization of deferred compensation	26,702	—
Amortization of above and below market leases	(8,925)	(8,820)
Loss on disposal of assets	—	4,153
Increase in due from affiliates	(166,581)	—
Decrease (increase) in other assets	23,109	(102,230)
Increase in due to affiliates	9,851	15,037
Increase in accounts payable, accrued expenses and other liabilities relating to operations	670,137	227,996

Net cash used in operating activities from continuing operations	(1,273,996)	(1,278,174)
Net cash used in operating activities from discontinued operations	—	(147,058)

Net cash used in operating activities	(1,273,996)	(1,425,232)

INVESTING ACTIVITIES:
Sale of available for sale securities	—	46,685
Payment of leasing costs	(12,370)	(720)
Increase in restricted cash	(124,650)	(270,035)
Increase in accounts payable, accrued expenses and other liabilities relating to investing activities	20,681	6,063
Development and construction of real estate assets	(565,765)	(846,714)

Net cash used in investing activities from continuing operations	(682,104)	(1,064,721)
Net cash used in investing activities from discontinued operations	—	(6,600)

Net cash used in investing activities	(682,104)	(1,071,321)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(241,503)	(274,654)
Principal repayments of land notes payable	(270,000)	—
Payment of loan costs	(44,822)	(80,187)
Decrease in accounts payable, accrued expenses and other liabilities relating to financing activities	—	(11,945)

Net cash used in financing activities	(556,325)	(366,786)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,512,425)	(2,863,339)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,716,393	$7,905,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,203,968	$5,042,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $81,940 and $414,695 for the nine months ended September 30, 2011 and September 30, 2010, respectively	$938,215	$993,014

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$—	$2,596

Conversion of operating partnership units to common shares	$17,970	$111,606

Adjustments to noncontrolling interest in the operating partnership	$(1,830)	$(151,179)

NON-CASH SALE OF LAND HELD FOR INVESTMENT:

Sale of land held for investment	$—	$9,009,124

Decrease in other assets — net	$—	$64

Extinguishment of land notes payable	$—	$(6,019,792)

NON-CASH SALE OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Sale of real estate assets related to discontinued operations	$—	$5,627,178

Decrease in assets related to discontinued operations	$—	$122,778

Extinguishment of liabilities related to discontinued operations	$—	$(6,019,792)

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, which are Delaware limited liability companies.  Roberts Realty controls the operating partnership as its sole general partner and had an 82.60% ownership interest in the operating partnership at September 30, 2011 and an 82.28% ownership interest in the operating partnership at September 30, 2010.

At September 30, 2011, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

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

One of the three neighborhood retail centers owned by Roberts Realty at September 30, 2011 was Grand Pavilion, a 62,323 square foot retail center located in Johns Creek, Georgia that secured a $6,433,286 nonrecourse loan.  On October 4, 2011, an entity affiliated with or directed by the lender foreclosed on Grand Pavilion.  Because the loan is nonrecourse, Roberts Realty is no longer obligated to repay $6,868,975, which includes the $6,433,286 principal balance plus $435,689 of interest.  See Note 12 — Subsequent Events.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying condensed consolidated balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647).  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock.  The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.40% and 17.72% for the three months ended September 30, 2011 and 2010, respectively, and 17.41% and 17.79% for the nine months ended September 30, 2011 and 2010, respectively.  There were 1,324,416 units outstanding as of September 30, 2011 and 1,329,738 units outstanding as of December 31, 2010.  The noncontrolling interest of the unitholders was $4,456,312 at September 30, 2011 and $6,372,817 at December 31, 2010.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period.  Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s condensed consolidated statements of shareholders’ equity.  The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010

Beginning balance	$6,372,817	$8,760,795
Net loss attributable to noncontrolling interest	(1,896,705)	(1,860,580)
Redemptions of noncontrolling partnership units	(17,970)	(111,606)
Adjustments to noncontrolling interest in operating partnership	(1,830)	(151,179)

Ending balance	$4,456,312	$6,637,430

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

The following table summarizes the discontinued operations for the three and nine months ended September 30, 2010 (unaudited):

Discontinued Operations

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$141,849
Other operating income	248	30,073

Total operating revenues	248	171,922

OPERATING EXPENSES:
Personnel	—	3,330
Utilities	3,711	26,059
Repairs and maintenance	1,351	10,934
Real estate taxes	(9,643)	17,483
Marketing, insurance and other	(36)	12,836
General and administrative expenses	1,661	96,951
Loss on leasehold improvements and leasing costs	—	83,557
Impairment loss on real estate assets	—	504,020
Depreciation and amortization	—	83,847

Total operating expenses	(2,956)	839,017

INCOME (LOSS) FROM OPERATIONS	3,204	(667,095)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	—	269,836
Interest expense	—	(117,708)
Amortization of deferred financing & leasing costs	—	(4,343)

Total other income	—	147,785

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$3,204	$(519,310)

5.             NOTES PAYABLE

Roberts Realty has two types of debt:

1.     Mortgage notes secured by its operating properties; and

2.     Land loans.

The details of each of the two types of debt are summarized below.  For the land loans and the Northridge Office Building loan, the operating partnership is the borrower and Roberts Realty is the guarantor.  The other permanent mortgage notes are nonrecourse, and a wholly owned subsidiary of the operating partnership is the borrower.

Mortgage Notes.  The mortgage notes payable secured by Roberts Realty’s operating properties at September 30, 2011 and December 31, 2010 were as follows (in order of maturity date):

		Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	9/30/11	9/30/11	12/31/10

Grand Pavilion Retail Center (1)	7/11/13	5.43%	$6,433,286	$6,433,286
Northridge Office Building	8/10/13	4.50%	2,725,000	2,858,333
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,808,988	4,881,585
Bassett Retail Center	10/01/19	8.47%	2,488,732	2,524,305

Totals			$16,456,006	$16,697,509

(1)  As further explained in Note 12 — Subsequent Events, Roberts Realty no longer owns the Grand Pavilion retail center and has no further obligations for this nonrecourse loan.

Land Loans.  The loans secured by Roberts Realty’s land parcels at September 30, 2011 and December 31, 2010 were as follows (in order of maturity date):

Land Parcel		Interest Rate as of	Principal Outstanding
Securing Loan	Maturity	9/30/11	9/30/11	12/31/10

Highway 20	04/08/12	5.50%	$2,955,000	$3,225,000
Bradley Park	04/30/12	4.50%	3,000,000	3,000,000
Peachtree Parkway	07/31/12	5.00%	8,175,000	8,175,000

Totals			$14,130,000	$14,400,000

Maturing Short-Term Debt.  As listed in the table above, Roberts Realty has three loans with a total principal balance of $14,130,000 that mature within the next 12 months.  For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 11 — Commitments and Contingencies — Management’s Business Plan.

6.             SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares.  During the three months ended September 30, 2011, no operating partnership units were exchanged for shares, and during the nine months ended September 30, 2011, a total of 5,322 operating partnership units were exchanged for 8,766 shares.  During the three months ended September 30, 2010, no operating partnership units were exchanged for shares, and during the nine months ended September 30, 2010, a total of 42,771 operating partnership units were exchanged for 70,446 shares.  Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock.  Roberts Realty did not repurchase any shares during the three and nine month periods ended September 30, 2011 and 2010.

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

There was no restricted stock activity for the three and nine month periods ended September 30, 2011.  There were 50,000 unvested shares of restricted stock outstanding at September 30, 2011.  During 2010, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties.  The grant includes a service based vesting period of two years.  Compensation expense related to the restricted stock grant was $8,998 and $26,702, respectively, for the three and nine month periods ended September 30, 2011.

Earnings Per Share.  The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss from continuing operations available for common shareholders — basic	$(6,592,012)	$(4,675,933)	$(8,997,640)	$(8,171,067)

Loss from continuing operations attributable to noncontrolling interest	(1,388,632)	(1,007,019)	(1,896,705)	(1,768,195)

Loss from continuing operations — diluted	$(7,980,644)	$(5,682,952)	$(10,894,345)	$(9,939,262)

Loss from discontinued operations for common shareholders — basic	—	2,636	—	(426,925)

Loss from discontinued operations attributable to noncontrolling interest	—	568	—	(92,385)

Loss from discontinued operations — diluted	$—	$3,204	$—	$(519,310)

Net loss — diluted	$(7,980,644)	$(5,679,748)	$(10,894,345)	$(10,458,572)

Weighted average number of shares — basic	10,357,831	10,276,195	10,355,744	10,267,750

Dilutive securities — weighted average number of units	2,181,356	2,212,992	2,183,443	2,221,437

Weighted average number of shares — diluted	12,539,187	12,489,187	12,539,187	12,489,187

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

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three and nine months ended September 30, 2011 and 2010.  The retail/office segment is composed of the Grand Pavilion, Bassett, and Spectrum at the Mall of Georgia retail centers, along with the Northridge office building.  Roberts Realty’s Addison Place Shops retail center, which was sold on June 30, 2010, is reflected as discontinued operations within the retail/office segment.  The land segment is composed of five tracts of land totaling 106 acres that are in various phases of development and construction.  The land segment includes the 11-acre Northridge land parcel that is under contract to be sold and is classified as real estate assets held for sale.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended September 30, 2011

	Retail/Office	Land	Corporate	Total

Rental operations	$318,579	$3,169	$—	$321,748
Other operating income	52,025	—	4	52,029

Total operating revenues from consolidated entities	370,604	3,169	4	373,777

Operating expenses	215,649	7,194,003	310,224	7,719,876
Depreciation and amortization expense	156,789	—	49	156,838

Total operating expenses from consolidated entities	372,438	7,194,003	310,273	7,876,714

Other (expense) income	(256,840)	(223,295)	2,428	(477,707)

Consolidated loss from continuing operations	(258,674)	(7,414,129)	(307,841)	(7,980,644)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	(258,674)	(7,414,129)	(307,841)	(7,980,644)

Consolidated loss attributable to noncontrolling interest	(45,009)	(1,290,059)	(53,564)	(1,388,632)

Consolidated loss available for common shareholders	$(213,665)	$(6,124,070)	$(254,277)	$(6,592,012)

Total assets at September 30, 2011	$19,352,607	$35,200,846	$2,947,403	$57,500,856

Three Months Ended September 30, 2010

	Retail/Office	Land	Corporate	Total

Rental operations	$348,517	$3,169	$—	$351,686
Other operating income	58,148	—	—	58,148

Total operating revenues from consolidated entities	406,665	3,169	—	409,834

Operating expenses	2,363,903	2,703,400	319,187	5,386,490
Depreciation and amortization expense	330,029	—	171	330,200

Total operating expenses from consolidated entities	2,693,932	2,703,400	319,358	5,716,690

Other (expense) income	(254,052)	(132,576)	10,532	(376,096)

Consolidated loss from continuing operations	(2,541,319)	(2,832,807)	(308,826)	(5,682,952)

Consolidated income from discontinued operations (Note 4)	3,204	—	—	3,204

Consolidated net loss	(2,538,115)	(2,832,807)	(308,826)	(5,679,748)

Consolidated loss attributable to noncontrolling interest	(449,754)	(501,973)	(54,724)	(1,006,451)

Consolidated loss available for common shareholders	$(2,088,361)	$(2,330,834)	$(254,102)	$(4,673,297)

Total assets at September 30, 2010	$20,897,969	$42,644,879	$6,184,135	$69,726,983

Nine Months Ended September 30, 2011

	Retail/Office	Land	Corporate	Total

Rental operations	$971,242	$9,506	$—	$980,748
Other operating income	158,208	—	51	158,259

Total operating revenues from consolidated entities	1,129,450	9,506	51	1,139,007

Operating expenses	665,390	8,690,131	942,913	10,298,434
Depreciation and amortization expense	469,159	—	149	469,308

Total operating expenses from consolidated entities	1,134,549	8,690,131	943,062	10,767,742

Other (expense) income	(766,063)	(511,343)	11,796	(1,265,610)

Consolidated loss from continuing operations	(771,162)	(9,191,968)	(931,215)	(10,894,345)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	(771,162)	(9,191,968)	(931,215)	(10,894,345)

Consolidated loss attributable to noncontrolling interest	(134,259)	(1,600,321)	(162,125)	(1,896,705)

Consolidated loss available for common shareholders	$(636,903)	$(7,591,647)	$(769,090)	$(8,997,640)

Total assets at September 30, 2011	$19,352,607	$35,200,846	$2,947,403	$57,500,856

Nine Months Ended September 30, 2010

	Retail/Office	Land	Corporate	Total

Rental operations	$1,185,284	$9,507	$—	$1,194,791
Other operating income	189,801	—	7,495	197,296

Total operating revenues from consolidated entities	1,375,085	9,507	7,495	1,392,087

Operating expenses	2,856,204	2,802,486	982,430	6,641,120
Depreciation and amortization expense	630,118	—	513	630,631

Total operating expenses from consolidated entities	3,486,322	2,802,486	982,943	7,271,751

Other (expense) income	(754,482)	(3,359,096)	53,980	(4,059,598)

Consolidated loss from continuing operations	(2,865,719)	(6,152,075)	(921,468)	(9,939,262)

Consolidated loss from discontinued operations (Note 4)	(519,310)	—	—	(519,310)

Consolidated net loss	(3,385,029)	(6,152,075)	(921,468)	(10,458,572)

Consolidated loss attributable to noncontrolling interest	(602,197)	(1,094,454)	(163,929)	(1,860,580)

Consolidated loss available for common shareholders	$(2,782,832)	$(5,057,621)	$(757,539)	$(8,597,992)

Total assets at September 30, 2010	$20,897,969	$42,644,879	$6,184,135	$69,726,983

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

Sales Contract to Sell Northridge Property to Roberts Properties.  On June 30, 2011, the operating partnership entered into a contract to sell its 11-acre Northridge property to Roberts Properties for $5,060,000, or $23,000 per apartment unit, plus the reimbursement of $303,789 for certain development and construction expenses, for a total cash sales price of $5,363,789.  Roberts Properties paid the operating partnership a $25,000 non-refundable earnest money deposit to be applied towards the purchase price due at closing.  Under the amended terms of the contract, the closing is scheduled to occur on or before December 30, 2011.  See Note 12 — Subsequent Events.

Roberts Properties expects to purchase the property through a newly formed joint venture.  The closing of the sale is subject to the joint venture raising the equity and debt for the specific purpose of funding the purchase of the property and constructing a multifamily community.  Roberts Realty’s audit committee, which is composed of two independent directors, approved the transaction in accordance with the committee’s charter and in compliance with the applicable listing rules of the NYSE Amex Equities stock exchange.  In approving the transaction, the audit committee obtained two independent appraisals of the market value of the Northridge land parcel.  These appraisals valued the land at $3,300,000 and $5,100,000.  (After further discussion subsequent to June 30 with the appraiser who issued the lower appraisal, the appraiser revised that appraisal upwards to $3,850,000.)  Roberts Realty’s board of directors also approved the transaction in accordance with its Code of Business Conduct and Ethics, with Mr. Roberts abstaining from the vote.

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

	Total Contract Amount	Amounts Incurred from 1/1/11 to 9/30/11	Remaining Contractual Commitment

Highway 20	$1,050,000	$300,000	$425,000

Construction Contracts with Roberts Construction.  Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties.  Progress payments are paid monthly to Roberts Construction based on the work that has been completed.  The following table lists the amounts incurred on these contracts during the nine months ended September 30, 2011.

	Amounts Incurred for Labor and Materials Costs from 1/1/11 to 9/30/11	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/11 to 9/30/11

Bradley Park	$12,313	$1,231
Northridge	160,704	16,070
Peachtree Parkway	27,301	2,730
North Springs	9,099	910
Highway 20	13,000	1,300

Totals	$222,417	$22,241

Other Payments.  At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases at the retail centers and office building.  For the nine months ended September 30, 2011, Roberts Realty paid Roberts Construction $90,485 for labor and materials costs plus $9,049 (5% for profit and 5% for overhead).  Roberts Properties received cost reimbursements of $163,934 for the nine months ended September 30, 2011.

Office Leases.  Roberts Realty leases office space in the Northridge office building to the Roberts Companies.  Effective as of January 1, 2011, Roberts Realty renewed its leases with the Roberts Companies.  Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.  Both leases are for a one-year term with a new rental rate of $17.50 per rentable square foot.  Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $83,357 for the nine months ended September 30, 2011.

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

Non-Cash Impairments on Operating Real Estate Assets.  During the nine months ended September 30, 2011, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its operating assets during the 2011 period.  During the nine months ended September 30, 2010, Roberts Realty determined that the carrying amount of the Addison Place Shops retail center was not recoverable as a result of lower estimated rental rates due to the then current market and economic conditions.  Accordingly, Roberts Realty recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center.

Non-Cash Impairments on Land Parcels.  During the nine months ended September 30, 2011, Roberts Realty determined that the carrying amount of the Bradley Park, Peachtree Parkway, and Highway 20 land parcels was not recoverable due to the current market conditions.  The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for land.  As a result of this analysis, Roberts Realty recorded fair value adjustments related to its land parcels of $2,908,457 on the Bradley Park property, $2,892,126 on the Peachtree Parkway property, and $1,323,681 on the Highway 20 property.  Additionally during the six months ended June 30, 2011, Roberts Realty determined that the carrying amount of the Northridge property was not recoverable and the determination of fair value was based on the sales contract for the property and the appraised values of the property.  As a result of this analysis, Roberts Realty recorded a fair value adjustment of $1,386,480 on the Northridge property, which is classified on the balance sheet as real estate assets held for sale.  Roberts Realty determined that the carrying amount of North Springs, its other land parcel, was recoverable at September 30, 2011.

During the nine months ended September 30, 2010, Roberts Realty determined that the carrying amounts of its land parcels were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its land parcels during the 2010 period.

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

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of September 30, 2011.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value.  The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
Description	Total	Level 1	Level 2	Level 3

Real estate under development	$16,528,000	—	$—	$16,528,000
Real estate assets held for sale	5,363,789	—	5,363,789	—

Total assets	$21,891,789	—	$5,363,789	$16,528,000

	Year Ended December 31, 2010
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$5,373,582	—	—	$5,373,582
Real estate under development	13,100,000	—	—	13,100,000
Assets related to discontinued operations	5,627,178	—	—	5,627,178

Total assets	$24,100,760	—	—	$24,100,760

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

In addition to the construction contracts with Roberts Construction, Roberts Realty has entered into engineering contracts with third parties for the Northridge project.  At September 30, 2011, outstanding commitments on these contracts totaled $25,250.

At September 30, 2011, Roberts Realty had a $500,000 letter of credit outstanding.  The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held as a reserve for the payment of leasing costs.  Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005.  The letter of credit expires on October 26, 2012.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units.  Holders of units have the right to require the operating partnership to redeem their units for shares of Roberts Realty common stock, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis).  Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted.  At September 30, 2011, there were 1,324,416 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities.  The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited.  Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid.  Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2011.

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

Management’s Business Plan.

Overview.  Roberts Realty’s management is simultaneously addressing the following business objectives:

•      improving Roberts Realty’s liquidity and balance sheet;

•      pursuing Roberts Realty’s core business of developing, constructing, managing, and selling high quality multifamily communities for cash flow and long-term appreciation, including constructing the Bradley Park multifamily community; and

•      pursuing a possible sale, merger or other business combination for Roberts Realty to maximize shareholder value, including working with Sandler O’Neill + Partners, L.P., the investment banking firm that Roberts Realty retained to assist in that effort.

Roberts Realty’s primary liquidity requirements relate to its continuing negative operating cash flow and maturing short-term debt.  Roberts Realty’s negative cash flow is primarily due to the carrying costs of its five tracts of land and low occupancy rates at two of its retail centers and its office building.  Roberts Realty also has three loans with a total principal balance of $14,130,000 that mature within the next 12 months.  Roberts Realty’s plan is to renew these loans as they come due and extend their maturity dates at least 12 months.

During the past year, Roberts Realty has significantly reduced its debt and decreased its negative cash flow and intends to continue these efforts.  The June 2010 sale of the Addison Place retail center and Westside land reduced its debt by $12,000,000 and reduced the annual negative operating cash flow by approximately $800,000, and the decision in July 2010 not to make any more payments on the Grand Pavilion retail center loan further reduced the annual negative operating cash flow by approximately $625,000.  Grand Pavilion secured a $6,433,286 nonrecourse loan.  As further explained in Note 12 — Subsequent Events, Roberts Realty no longer owns the Grand Pavilion retail center and has no further obligations for this nonrecourse loan.

Sales Contract for the Sale of Northridge.  As a part of Roberts Realty’s strategy to address its needs for liquidity and capital resources, the operating partnership entered into a contract on June 30, 2011 to sell its 11-acre Northridge land parcel to Roberts Properties for a total cash sales price of $5,363,789, as described in Note 8 above.  Under the amended terms of the contract, the closing is scheduled to occur on or before December 30, 2011.  If the sale of the Northridge property closes as expected, Roberts Realty will use the proceeds of the sale to address its liquidity and capital resources needs.

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

Plans for Land Parcels Held for Development and Construction.  Roberts Realty intends to move forward with the development and construction of its Bradley Park multifamily community.  Despite the volatility in the world’s capital markets and the challenges of raising the required debt and equity, management believes this is an opportune time to create new multifamily assets.  Management believes that in this difficult climate, Roberts Realty can build at lower construction costs and create value for shareholders as Roberts Realty has historically done.  Roberts Realty is currently seeking to raise the equity and obtain a construction loan for Bradley Park.  Roberts Realty currently estimates that it will need approximately $20,550,000 in debt and equity to complete the construction of Bradley Park, although Roberts Realty cannot make substantial progress on constructing Bradley Park until it raises the required equity and obtains construction financing.

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

12.                                 SUBSEQUENT EVENTS

Grand Pavilion Retail Center.  Roberts Realty owned Grand Pavilion, a 62,323 square foot retail center located in Johns Creek, Georgia that secured a $6,433,286 nonrecourse loan.  As Roberts Realty has consistently stated in its annual and quarterly reports, its objective is to exit the retail shopping center business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective and Grand Pavilion’s approximately $625,000 in annual negative cash flow, Roberts Realty elected in July 2010 not to make any further debt service payments on Grand Pavilion.  As a result, on October 4, 2011, an entity affiliated with or directed by the lender foreclosed on Grand Pavilion.

Because the loan is nonrecourse, Roberts Realty has no further obligations to the lender for this loan.  Accordingly, Roberts Realty is no longer obligated to repay the $6,433,286 in principal plus approximately $435,689 in interest, or a total of $6,868,975.  Roberts Realty anticipates realizing a gain on the extinguishment of debt of approximately $1,559,000 as a result of this transaction.

Amendment to Sales Contract for Sale of Northridge Land.  On October 31, 2011, the sales contract for the Northridge property was amended to extend the closing date to December 30, 2011.

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

Overview

We are a self-administered, self-managed equity real estate investment trust, or REIT.  Our primary business is to develop, construct, own, and manage multifamily apartment communities.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At September 30, 2011, we were its sole general partner and owned an 82.60% interest in the operating partnership.  We expect to continue to conduct our business in this organizational structure.  As of November 1, 2011, we own the following properties, all of which are located in metropolitan Atlanta, Georgia:

•                  five tracts of land totaling 106 acres that are zoned for 1,232 multifamily units, including an 11-acre tract of land that is under contract to be sold;

•                  two retail shopping centers; and

•                  one office building, part of which serves as our corporate headquarters.

We plan to continue exiting the retail business and focus on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation.  We have significantly reduced our debt and our negative cash flow in the past year, and we intend to continue these efforts.

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

Sales Contract for the Sale of Northridge Land to Roberts Properties

On June 30, 2011, we entered into a contract to sell our 11-acre Northridge property to Roberts Properties, Inc. (“Roberts Properties”) for $5,060,000, or $23,000 per apartment unit, plus the reimbursement of certain development and construction expenses in the amount of $303,789.  Roberts Properties paid the operating partnership a $25,000 non-refundable earnest money deposit to be applied towards the purchase price due at closing.  Under the amended terms of the contract, the closing is scheduled to occur on or before December 30, 2011.

Roberts Properties, which is wholly owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, expects to purchase the property through a newly formed joint venture.  The closing of the sale is subject to the joint venture raising the equity and debt for the specific purpose of funding the purchase of the property and constructing a multifamily community.  Our audit committee, which is composed of two independent directors, approved the transaction in accordance with the committee’s charter in compliance with applicable listing rules of the NYSE Amex Equities stock exchange.  In approving the transaction, the audit committee obtained two independent appraisals of the market value of the Northridge land parcel.  These appraisals valued the land at $3,300,000 and $5,100,000.  (After further discussions with the appraiser and providing additional factual information, the appraiser revised the appraisal report upwards to $3,850,000 to reflect the additional information.)  Our board of directors also approved the transaction in accordance with its Code of Business Conduct and Ethics, with Mr. Roberts abstaining from the vote.

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

Grand Pavilion Retail Center

We formerly owned Grand Pavilion, a 62,323 square foot retail center located in Johns Creek, Georgia that secured a $6,433,286 nonrecourse loan.  As we have consistently stated in our annual and quarterly reports, our objective is to exit the retail shopping center business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective and Grand Pavilion’s approximately $625,000 in annual negative cash flow, we elected in July 2010 not to make any further debt service payments on Grand Pavilion.  As a result, on October 4, 2011, an entity affiliated with or directed by the lender foreclosed on Grand Pavilion.

Because the loan is nonrecourse, we have no further obligations to the lender for this loan.  Accordingly, we are no longer obligated to repay the $6,433,286 in principal plus approximately $435,689 in interest, or a total of $6,868,975.  After the Grand Pavilion transaction, we have reduced the principal amount of our debt by $6,433,286, reduced our annual negative operating cash flow by approximately $625,000, and we are closer to exiting the retail business.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt.  The primary reason for our negative operating cash flow is that we have five tracts of land totaling 106 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.  These five tracts of land have a combined carrying value of $34,991,789, and four of these tracts are encumbered with land loans totaling $14,130,000.  We have substantial equity in these tracts of land, which are an integral part of our multifamily community development and construction program.  Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans we need to make substantial progress in constructing and leasing up our planned multifamily communities as described in Liquidity and Capital Resources — Business Plan below.

To address these issues, we made substantial progress during the past year in improving our liquidity and balance sheet, and we intend to continue to do so.  The June 2010 sale of the Addison Place retail center and Westside land reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000.  As a result of the Grand Pavilion transaction, we further reduced our annual negative operating cash flow by approximately $625,000 and the principal amount of our debt by $6,433,286.  Further, if we close the sale of our Northridge property as we expect, the proceeds of that sale would be approximately $5,363,789, which we would use to address our liquidity and capital resources needs.

We had total debt of $30,586,006 as of September 30, 2011 and have three loans with a total principal balance of $14,130,000 that mature within the next 12 months: (a) the $2,955,000 Highway 20 loan that matures on April 8, 2012; (b) the $3,000,000 Bradley Park loan that matures on April 30, 2012; and (c) the $8,175,000 Peachtree Parkway loan that matures on July 31, 2012.  If we are unable to renew these loans, we may repay all or part of them from the funds we expect to receive from the sale of the Northridge property or are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.

Results of Operations

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

The following table highlights our operating results and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended September 30,		$(Decrease)
	2011	2010	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$373,777	$409,834	$(36,057)

OPERATING EXPENSES:
Property operating expenses	262,277	175,959	86,318
General and administrative expenses	333,335	384,936	(51,601)
Impairment loss on real estate assets	7,124,264	4,825,595	2,298,669
Depreciation and amortization	156,838	330,200	(173,362)

Total operating expenses	7,876,714	5,716,690	2,160,024

LOSS FROM OPERATIONS	(7,502,937)	(5,306,856)	2,196,081

OTHER EXPENSE	(477,707)	(376,096)	101,611

LOSS FROM CONTINUING OPERATIONS	(7,980,644)	(5,682,952)	2,297,692

INCOME FROM DISCONTINUED OPERATIONS	—	3,204	(3,204)

NET LOSS	$(7,980,644)	$(5,679,748)	$2,300,896

Net loss increased $2,300,896 when compared to the 2010 period.  This was primarily due to the $2,298,669 increase in non-cash impairment losses on real estate assets in the 2011 period.  We explain below the major variances between the 2011 and 2010 periods.

Total operating revenues decreased by $36,057 from $409,834 in the 2010 period to $373,777 in the current period primarily as a result of a lower occupancy level at our retail centers and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased $86,318 from $175,959 in the 2010 period to $262,277 in the current period.  This increase was due primarily to a $60,877 increase in repairs and maintenance expense and a $29,728 increase in real estate tax expense due to the real estate taxes on the Northridge and Bradley Park land being expensed instead of capitalized.

General and administrative expenses decreased by $51,601 from $384,936 in the 2010 period to $333,335 in the current period primarily due to lower salaries expense and other professional services offset by an increase in SEC reporting costs.

During the current period, we recorded a non-cash impairment loss of $7,124,264 on the following land parcels:

•                  $2,908,457 on Bradley Park;

•                  $2,892,126 on Peachtree Parkway; and

•                  $1,323,681 on Highway 20.

During the 2010 period, we recorded a non-cash impairment loss of $4,825,595 on the following real estate assets:

•                  $2,180,632 on the Grand Pavilion retail center; and

•                  $2,644,963 on the North Springs land parcel.

Other expense increased $101,611 from $376,096 in the 2010 period to $477,707 in the current period.  This increase was primarily due to a $96,871 increase in interest expense because no interest was capitalized on construction in process and real estate under development in the current period.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

The following table highlights our operating results and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Nine Months Ended September 30,		$(Decrease)
	2011	2010	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$1,139,007	$1,392,087	$(253,080)

OPERATING EXPENSES:
Property operating expenses	719,604	602,339	117,265
General and administrative expenses	1,068,086	1,213,186	(145,100)
Impairment loss on real estate assets	8,510,744	4,825,595	3,685,149
Depreciation and amortization	469,308	630,631	(161,323)

Total operating expenses	10,767,742	7,271,751	3,495,991

LOSS FROM OPERATIONS	(9,628,735)	(5,879,664)	3,749,071

OTHER EXPENSE	(1,265,610)	(4,059,598)	(2,793,988)

LOSS FROM CONTINUING OPERATIONS	(10,894,345)	(9,939,262)	955,083

LOSS FROM DISCONTINUED OPERATIONS	—	(519,310)	(519,310)

NET LOSS	$(10,894,345)	$(10,458,572)	$435,773

Net loss increased $435,773 when compared to the 2010 period.  This was primarily due to (a) the $2,989,396 loss on extinguishment of debt from the sale of the Westside land in June 2010 and (b) the $519,310 loss from discontinued operations at the Addison Place retail center, which was offset by an increase in non-cash impairment loss on real estate assets of $3,685,149 in the 2011 period.  We explain below the major variances between the 2011 and 2010 periods.

Total operating revenues decreased by $253,080 from $1,392,087 in the 2010 period to $1,139,007 in the current period primarily as a result of a lower occupancy level at our retail centers and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of personnel, utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased $117,265 from $602,339 in the 2010 period to $719,604 in the current period.  This increase was due primarily to a $121,188 increase in repairs and maintenance expense and a $23,202 increase in real estate taxes partially offset by a $25,572 decrease in personnel expense, utilities, marketing, and insurance expense.

General and administrative expenses decreased by $145,100 from $1,213,186 in the 2010 period to $1,068,086 in the current period primarily due to lower salaries expense, offset by an increase in legal fees and other professional services.

During the current period, we recorded a non-cash impairment loss of $8,510,744 on the following land parcels:

•                  $2,908,457 on Bradley Park;

•                  $2,892,126 on Peachtree Parkway;

•                  $1,323,681 on Highway 20; and

•                  $1,386,480 on Northridge, which is now classified as held for sale.

During the 2010 period, we recorded a non-cash impairment loss of $4,825,595 on the following real estate assets:

•                  $2,180,632 on the Grand Pavilion retail center; and

•                  $2,644,963 on the North Springs land parcel.

Other expense decreased $2,793,988 from $4,059,598 in the 2010 period to $1,265,610 in the current period.  This decrease was primarily due to the $2,989,396 loss on the extinguishment of debt from the sale of the Westside land, which was partially offset by a $164,808 increase in interest expense because a lower amount of interest was capitalized on construction in process and real estate under development in the current period.

Loss from discontinued operations decreased $519,310 in the current period due to the sale of the Addison Place retail center in June 2010.

Liquidity and Capital Resources

Overview

At September 30, 2011, we had $57,500,856 in total assets, of which $1,203,968 was cash and cash equivalents.  In addition, we held $1,353,690 in restricted cash.  Of our restricted cash at September 30, 2011, $791,772 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $500,183 was a certificate of deposit pledged to secure a letter of credit for tenant improvements at the Spectrum retail center.  As of November 1, 2011, we held $1,040,106 in cash and cash equivalents and $1,196,574 in restricted cash.  Of our restricted cash balance, $639,878 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $500,352 is the Spectrum certificate of deposit.

We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan and to invest in the development of the Bradley Park multifamily community in order to enable us to raise the required debt and equity to construct that community.  We currently estimate that we will need approximately

$20,550,000 in debt and equity to complete the construction of Bradley Park.  Our current cash resources are inadequate to meet these needs.  To address these needs, we are considering the alternatives described in Business Plan below.

We continue to focus on improving our liquidity and balance sheet while exiting the retail business.  In that regard, the sale of the Addison Place retail center and Westside land on June 30, 2010 reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and the decision not to make any more payments on the Grand Pavilion retail center loan further reduced our annual negative operating cash flow by approximately $625,000.  Grand Pavilion secured a $6,433,286 nonrecourse loan.  As further explained in Recent Developments above, we no longer own the Grand Pavilion retail center and we have no further obligations for this nonrecourse loan.  Further, if we close the sale of our Northridge property as we expect, the net proceeds of that sale would be approximately $5,363,789, which we would use to address our liquidity and capital resources needs.

Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt.  We have three loans with a current aggregate principal balance of $14,130,000 that mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

Highway 20	4/08/12	$2,955,000
Bradley Park	4/30/12	3,000,000
Peachtree Parkway	7/31/12	8,175,000

Total		$14,130,000

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.  The three primary reasons for our negative operating cash flow are as follows:

•                  We own five tracts of land totaling 106 acres with an aggregate carrying value of $34,991,789 that secure land loans totaling $14,130,000.  Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•                  Due to the continued weakness in the retail and office sectors, one of our retail centers and our office building are producing negative cash flow, and the other retail center is positively cash flowing.

•                  Our general and administrative expenses were $1,866,594 for the calendar year 2010 and $1,068,086 for the nine months ended September 30, 2011; these expenses included the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities exchange.  These costs include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums.  We estimate that these additional costs related to being a public reporting company are approximately $575,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt.  We are currently using our cash balance of $1,203,968 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties.

We have three loans with a total principal balance of $14,130,000 that mature within the next 12 months.  We plan to renew these loans as they come due and extend their maturity dates at least 12 months or find alternative funding and raise additional capital for the development of the properties securing the loans.  We may be required to repay part of the outstanding principal of one or more of these loans in connection with that refinancing.  To fund these repayments, we may use cash from one or more of the following sources:  our existing cash, the proceeds from the sale of the Northridge land parcel, contributions from a joint venture partner, the net proceeds from the sale of one or more of our remaining properties, or equity we raise in a private offering.

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

Business Plan

Overview and Outlook

We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business plan.  We plan to continue exiting the retail business and focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation.

During the past year, we have significantly reduced our debt and decreased our negative cash flow and we intend to continue these efforts.  The June 2010 sale of the Addison Place retail center and Westside land reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000, and the decision not to make any more payments on the Grand Pavilion retail center loan further reduced our annual negative operating cash flow by approximately $625,000.  Grand Pavilion secured a $6,433,286 nonrecourse loan.  As further explained in Recent Developments above, we no longer own the Grand Pavilion retail center and we have no further obligations for this nonrecourse loan.

We explain below our strategies for each type of property we own.

Development and Construction of Multifamily Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located.  We believe the economic climate for our business in these markets is improving for the following reasons:

•                  Rents for the “Class A” or upscale apartments communities of the type that we build have increased appreciably during 2011, and the high level of rental concessions have decreased as the market has improved.

•                  Occupancy rates for Class A apartments in Atlanta have continued to increase throughout 2011.

•                  The number of new apartments constructed in Atlanta was substantially lower in 2009 and 2010 than in the 2000-2008 period and has remained low in 2011.

•                  Employment in metro Atlanta is expected to grow, although slowly compared to historical levels.

•                  Nationally, home ownership rates are declining, and we believe that this trend, coupled with higher interest rates and larger required down payments for single-family home loans, will lead to higher demand for apartments generally and in our market areas.

We believe that these favorable trends will increase the availability of debt and equity capital for the construction of new apartments in our market areas, particularly for companies like ours that have weathered the recession, own tracts of land in areas we believe are well-suited for upscale apartments, and have a long history of developing, constructing, leasing up, and selling upscale multifamily communities at substantial profits.  For the reasons explained in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as Part II, Item 1A, Risk Factors, below, however, our beliefs and expectations about these favorable trends may not occur as we anticipate.

We are currently holding four land parcels for development and construction:

1.               Bradley Park, a 22-acre site located in Forsyth County zoned for 154 multifamily units.  We have completed our architectural drawings and are ready to begin grading the site.

2.               Peachtree Parkway, a 25-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County zoned for 292 multifamily units that is located across the street from The Forum, a 580,000 square foot upscale shopping center.

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

We also own Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units.  On June 30, 2011, we entered into a contract to sell Northridge to Roberts Properties for a total cash sales price of $5,363,789.  Under the amended terms of the contract, the closing is scheduled to occur on or before December 30, 2011.

If the sale of the Northridge property closes as anticipated, we expect to use the proceeds of the sale to address our liquidity and capital resources needs.  If the sale of the Northridge property does not close as expected, we may seek to meet our liquidity needs by borrowing approximately $2.5 million that would be secured by the Northridge land, which is presently unencumbered.  We may also seek to sell one or more of our remaining land parcels to independent purchasers.  Potential buyers have recently expressed interest in purchasing some of our properties and we believe they have the financial resources to do so.  We may raise private equity and are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.  We may also sell one or more of our remaining land parcels to Roberts Properties as we have agreed to do with the Northridge land parcel.  We may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily community.

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

To provide the equity we need for the construction of Bradley Park as well as to repay or partially extend our maturing loans, we may sell one or more of our land parcels to independent purchasers.  Potential buyers have recently expressed interest in purchasing some of our properties, and we believe that they have the financial resources to do so.  We are also considering forming joint ventures and partnerships, and raising private equity.  We are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.

Retail Centers and Office Building

We currently own two retail centers and an office building, which have the occupancy percentages provided below:

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

Because the retail sector took the brunt of the severe recession, our retail centers have struggled with occupancy as tenants have failed.  The risks of owning retail centers have dramatically increased since we purchased our retail centers, and we anticipate that the performance of our retail centers will continue to be weak for the foreseeable future.  Similarly, the market for office space in suburban

Atlanta is overbuilt and continues to be very challenging.  As a result, we intend to exit the retail business and focus on our core business of developing, constructing, and managing high quality multifamily apartment communities.  In spite of this difficult environment, however, we are committed to increasing the occupancy of our Spectrum retail center, which is operating at a loss, and our Bassett retail center, which is positively cash flowing.  In addition to considering the sale of the Bassett and Spectrum retail centers and the Northridge office building, we may form a joint venture with a company that specializes in retail or office properties to use their leasing expertise.  We also may pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

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

Possible Sale, Merger, or Business Combination of the Entire Company

On June 30, 2011, we retained Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for the company.  These alternatives could include a sale, merger, or other business combination.  As an example, given the uncertainty in the IPO market, a larger, private real estate operator could merge into Roberts Realty to become a publicly traded company and provide enhanced liquidity to our shareholders.  Our management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Cash and cash equivalents decreased $2,512,425 during the first nine months of 2011 compared to a decrease of $2,863,339 during the 2010 period.  The respective changes in cash are described below.

Net cash used in operating activities in the 2011 period was $1,273,996 compared to $1,425,232 used during the 2010 period.  This decrease was primarily the result of the $147,058 of cash used by the discontinued operations of the Addison Place retail center in the 2010 period.

Net cash used in investing activities was $682,104 during the 2011 period compared to $1,071,321 of cash used during the 2010 period.  This decrease was primarily due to:

•                  a $145,385 decrease in the change in restricted cash that resulted from the establishment and use of our required interest reserve and other costs on our Bradley Park and Peachtree Parkway loans; and

•                  a $280,949 decrease in development and construction of real estate assets.

Net cash used in financing activities was $556,325 for the 2011 period compared to $366,786 of cash used during the 2010 period.  The increase in cash used in financing activities primarily resulted from our principal repayments on our Highway 20 land loan offset by lower loan costs in the 2011 period.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized in the following table:

Debt Maturity Schedule

Year	Remaining Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments

2011	$244,949	$218,282		$26,667

2012	14,587,737	297,737		14,290,000	Bradley Park, Highway 20, Peachtree Pkwy

2013	8,795,313	6,256,980	Grand Pavilion(1)	2,538,333	Northridge Office

2014	4,644,299	4,644,299	Spectrum

2015	66,125	66,125

Thereafter	2,247,583	2,247,583	Bassett

Total	$30,586,006

(1)          As discussed elsewhere in this report, we no longer own the Grand Pavilion retail center and have no further obligations for the $6,433,286 nonrecourse loan that it secured.  The table above reflects the original July 11, 2013 maturity date.  If this loan were shown payable as of September 30, 2011, the principal payments in 2011 would increase by $6,239,318 while principal payments would decrease by $145,992 in 2012 and $6,093,326 in 2013.

Short-Term Debt

We have a total of $14,130,000 in debt that matures within the next 12 months.  All of that debt matures on or before July 31, 2012.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after September 30, 2012, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt

We have four loans that bear interest at floating rates.  These loans had an aggregate outstanding balance of $16,855,000 at September 30, 2011.  Loans totaling $13,900,000 bear interest at 300 basis points over the 30-day LIBOR with interest rate floors ranging from 4.50% to 5.00%, and a $2,955,000 loan bears interest at the prime rate with an interest rate floor of 5.50%.  Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense.  For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $168,550 per year and reduce our liquidity and capital resources by that amount.

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

Non-Cash Impairments on Operating Real Estate Assets.  During the nine months ended September 30, 2011, we determined that the carrying amounts of our operating real estate assets were recoverable.  Accordingly, we did not record an impairment loss on our operating assets during the 2011 period.  During the nine months ended September 30, 2010, we determined that the carrying amount of the Addison Place Shops retail center was not recoverable as a result of lower estimated rental rates due to the then current market and economic conditions.  Accordingly, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center.

Non-Cash Impairments on Land Parcels.  During the nine months ended September 30, 2011, we determined that the carrying amount of the Bradley Park, Peachtree Parkway, and Highway 20 land parcels was not recoverable due to the current market conditions.  The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for land.  As a result of this analysis, we recorded fair value adjustments related to our land parcels of $2,908,457 on the Bradley Park property, $2,892,126 on the Peachtree Parkway property, and $1,323,681 on the Highway 20 property.  Additionally during the six months ended June 30, 2011, we determined that the carrying amount of the Northridge property was not recoverable, and the determination of fair value was based on the sales contract for the property and the appraised values of the property.  As a result of this analysis, we recorded a fair value adjustment of $1,386,480 on the Northridge property, which is classified on the balance sheet as real estate assets held for sale.  We determined that the carrying amounts of our other land parcels were recoverable at September 30, 2011.

Recent Accounting Pronouncements

Please refer to Note 2, Basis of Presentation in the notes to the condensed consolidated financial statements included in this report for a discussion of other recent accounting standards and pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.                             CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have three loans with a total principal balance of $14,130,000 that mature within the next 12 months.  Our $2,955,000 Highway 20 loan matures on April 8, 2012; our $3,000,000 Bradley Park loan matures on April 30, 2012; and our $8,175,000 Peachtree Parkway loan matures on July 31, 2012.  If we are unable to extend or refinance our debt at maturity on acceptable terms, or at all, or if we are unable to find alternative funding and raise additional capital for the development of the properties securing the loans, or if we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us.  Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

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

We may be unable to sell our Northridge property as we expect.

On June 30, 2011, we entered into a contract to sell our 11-acre Northridge property to Roberts Properties for a total cash sales price of $5,363,789.  Under the amended terms of the contract, the closing is scheduled to occur on or before December 30, 2011.  We can provide no assurances that Roberts Properties will be able to close on the purchase by December 30, 2011.  If the sale of the Northridge property does not close as expected, we may seek to meet our liquidity needs by borrowing approximately $2.5 million that would be secured by the Northridge land, which is presently unencumbered.  We can provide no assurances that we will be able to obtain such a loan if required.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Plan

Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and purchase price.  As of November 1, 2011, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan.  We did not repurchase any shares in 2010 or 2011.  The plan does not have an expiration date.

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

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011

ROBERTS REALTY INVESTORS, INC.

	By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)