Form 10-K
period 2011-12-31
ROBERTS REALTY INVESTORS INC
filed 2012-03-02
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13183

ROBERTS REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2122873 (I.R.S. Employer Identification No.)
450 Northridge Parkway, Suite 302 Atlanta, Georgia (Address of principal executive offices)	30350 (Zip Code)

(770) 394-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                                                  Yes [    ]                              No [✓]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                                                                                  Yes [    ]                              No [✓]

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

                                                                                                  Yes [✓]                              No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [✓]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                                  Yes [    ]                              No [✓]

        As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $12,953,968 based on the closing sale price of $1.85 per share as reported on the NYSE Amex Equities exchange.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2012
Common Stock, $.01 par value per share	10,374,518 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None	N/A

NOTE REGARDING FORWARD-LOOKING STATEMENTS

              This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "intend," "estimate," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in Items 1, 1A, 2, 5, and 7 of this report.

              Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible business combination, development, and construction of new multifamily communities and the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; whether the employment rate in Atlanta will rebound as we expect; the challenging conditions for retail shopping centers and office buildings in our market area; uncertainties with respect to the closing of the sale of our Northridge property and our evaluation of strategic alternatives with the advice of Sandler O'Neill + Partners, L.P.; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

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

* * * * * * * *

              Unless the context indicates otherwise, all references in this report to "Roberts Realty," "we," "us," "the company," and "our" refer to Roberts Realty Investors, Inc. and our subsidiary, Roberts Properties Residential, L.P., which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to Roberts Realty Investors, Inc. and not to the operating partnership. All references to the "the operating partnership" refer to Roberts Properties Residential, L.P. only.

PART I

ITEM 1.    BUSINESS.

General

              Roberts Realty Investors, Inc. is a self-administered, self-managed equity real estate investment trust, or REIT. Our primary business is to develop, construct, own, and manage multifamily apartment communities. We currently own the following properties, all of which are located in metropolitan Atlanta, Georgia:

  •
  five tracts of land totaling 106 acres that are zoned for 1,232 multifamily units, one of which is under a contract to be sold;
  •
  two retail shopping centers; and
  •
  one office building.

We plan to continue exiting the retail business and focus on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation. We have significantly reduced our debt and our negative cash flow in the past year, and we intend to continue these efforts.

Recent Developments

  Extension of Loan Secured by Bradley Park Land

              On February 28, 2012, we renewed and extended our $3,000,000 Bradley Park land loan with Bank of North Georgia, a division of Synovus Bank, to October 31, 2013. The loan requires monthly interest only payments and had previously been scheduled to mature on April 30, 2012. The loan is secured by our Bradley Park property, which is located in Cumming, Georgia and is zoned for 154 multifamily units. The renewed loan removes the interest rate floor of 4.50%, and the new interest rate is 350 basis points over the 30-day LIBOR. Under that formula, the effective interest rate would be 3.74% per annum. The loan documents contain customary representations, covenants and default provisions.

  New Loan Secured by Northridge Land

              On February 21, 2012, we closed a $2,000,000 loan from Paul J. A. van Hessen, the lender. The loan is secured by the Northridge property, which is located in Sandy Springs, Georgia; is zoned for 220 multifamily apartment units; and is under contract to be sold for $4,070,000 plus the reimbursement of certain development and construction expenses. The loan has a maturity date of February 21, 2013, and at closing, we paid a 2.0% origination fee to the lender and a 1.0% underwriting and management fee to Dutch American Finance, LLC. We established a $240,000 interest reserve to pay the monthly interest only payments at an interest rate of 12% per annum. The loan documents contain customary representations, covenants, and default provisions.

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

  Sales Contract for the Sale of Northridge Land to Roberts Properties

              On June 30, 2011, we entered into a contract to sell our 11-acre Northridge property to Roberts Properties, Inc. ("Roberts Properties"). Under the terms of the contract as amended in October and December 2011, the purchase price is $4,070,000, plus the reimbursement of certain development and construction expenses in the amount of $303,789. The closing is scheduled to occur on or before March 30, 2012.

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

  Engagement of Sandler O'Neill + Partners, L.P. to Explore Potential Strategic Alternatives

              On June 30, 2011, we announced that we have retained Sandler O'Neill + Partners, L.P. to explore potential strategic alternatives for the company. These alternatives could include a sale, merger, or other business combination. As an example, a larger, private real estate operator could merge into Roberts Realty to become a publicly traded company and provide enhanced liquidity for our shareholders. Our management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

              We caution that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms. We do not intend to disclose developments with respect to our strategic review process unless and until our board of directors has approved a specific transaction.

  Disposition of Grand Pavilion Retail Center

              We formerly owned Grand Pavilion, a 62,323 square foot retail center located in Johns Creek, Georgia that secured a $6,433,286 nonrecourse loan. As we have consistently stated in our annual and quarterly reports, our objective is to exit the retail shopping center business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective and Grand Pavilion's approximately $625,000 in annual negative cash flow, we elected in July 2010 not to make any further debt service payments on Grand Pavilion. As a result, on October 4, 2011, an entity affiliated with or directed by the lender foreclosed on Grand Pavilion.

              Because the loan is nonrecourse, we have no further obligations to the lender for this loan. Accordingly, we are no longer obligated to repay $6,433,286 in principal plus approximately $435,689 in interest, or a total of $6,868,975. As a result of the Grand Pavilion transaction, we have reduced the principal amount of our debt by $6,433,286, reduced our annual negative operating cash flow by approximately $625,000, and we are closer to exiting the retail business.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

              Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 106 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. As of December 31, 2011, these five tracts of land had a combined carrying value of $34,001,789, and four of these tracts were encumbered with land loans totaling $14,130,000. (On February 21, 2012, we borrowed $2,000,000 secured by our Northridge property.) We have substantial equity in these tracts of land, which are an integral part of our multifamily community development and construction program. Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans we need to make substantial progress in constructing and leasing up our planned multifamily communities as described in Business Plan below.

              To address these issues, we made substantial progress in improving our liquidity and balance sheet, and we intend to continue to do so. As a result of the Grand Pavilion transaction, we reduced our annual negative operating cash flow by approximately $625,000 and the principal amount of our debt by $6,433,286. Further, if we close the sale of our Northridge property as we expect, the proceeds of that sale would be approximately $4,625,050, which we would use to address our liquidity and capital resources needs.

              We had total debt of $26,037,429 as of February 29, 2012 and have three loans totaling $13,130,000 that mature within the next 12 months: the $2,955,000 Highway 20 land loan, which matures on April 8, 2012; the $8,175,000 Peachtree Parkway loan, which matures on July 31, 2012; and the $2,000,000 Northridge loan, which matures on February 21, 2013. If we are unable to renew these loans, we may repay all or part of these loans from the funds we are seeking to raise as described in Business Plan below.

Business Plan

  Overview and Outlook

              We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business plan. As we have done in the past, we are focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation. We plan to continue exiting the retail business. We significantly reduced our debt and our negative cash flow in 2010 and 2011, and we intend to continue these efforts. We explain below our strategies for each type of property we own.

  Development and Construction of Multifamily Communities

              We are now optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located. We believe the economic climate for our business in these markets is improving for the following reasons:

  •
  Rents for the "Class A" or upscale apartment communities of the type that we build should increase appreciably during 2012, and the level of rental concessions in 2010 and 2011 should decrease over time as the market continues to improve.

  •
  Occupancy rates for Class A apartments in Atlanta should continue to increase in 2012.

  •
  The number of new apartments constructed in Atlanta was substantially lower in 2011 than in recent years and is expected to remain low in 2012.

  •
  Employment in metro Atlanta is expected to grow, although slowly compared to historical levels.

  •
  Nationally, home ownership rates are declining, and we believe that this trend, coupled with larger required down payments for single-family home loans, will lead to higher demand for apartments generally and in our market areas.

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

              We currently hold four land parcels for development and construction:

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

              We also own Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units. We have entered into a contract, as amended, to sell Northridge to Roberts Properties for a total cash sales price of $4,373,789. Under the amended terms of the contract, the closing is scheduled to occur on or before March 30, 2012.

              If the sale of the Northridge property closes as anticipated, we expect to use the proceeds of the sale to address our liquidity and capital resources needs. If the sale of the Northridge property does not close as expected, we may seek to sell one or more of our remaining land parcels to independent purchasers. Potential buyers have recently expressed interest in purchasing some of our properties and we believe they have the financial resources to do so. We may raise private equity and are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors. We may also sell one or more of our remaining land parcels to Roberts Properties as we have agreed to do with the Northridge land parcel. We may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily community.

              Now that the Atlanta apartment market is beginning to recover from the recession, we believe this is an opportune time to create new multifamily assets. We believe that we can build at lower construction costs and create value for our shareholders as we have historically done during economic downturns and recessions and as the economy recovers. We intend to move forward with the development and construction of our next multifamily community at Bradley Park. Although we cannot make substantial progress on constructing this project until we raise the required equity and obtain construction financing, we believe that the market for construction financing is improving in light of the positive factors noted above. We currently estimate that we will need approximately $14,695,000 in debt and equity to complete the construction of our Bradley Park multifamily community.

              To provide the equity we need for construction of Bradley Park as well as to repay or partially extend our maturing short-term loans, we may sell one or more of our land parcels to independent purchasers. Potential buyers have recently expressed interest in purchasing some of our properties, and we believe that they have the financial resources to do so. We are also considering forming joint ventures and partnerships, and raising private equity. We are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.

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

              Because the retail sector took the brunt of the severe recession, our retail centers have struggled with increasing their occupancy. The risks of owning retail centers have dramatically increased since we purchased these retail centers, and we anticipate that the performance of our retail centers will continue to be weak for the foreseeable future. As a result, we are focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities, and we intend to exit the retail business. In spite of this difficult environment, however, we are committed to increasing the occupancy of our Spectrum retail center, which is operating at a loss, and our Bassett retail center, which is positively cash flowing. In addition to considering the sale of the Bassett and Spectrum retail centers, we may form a joint venture with a company that specializes in retail properties to use their leasing expertise. We also may pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

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

  Possible Sale, Merger, or Business Combination of the Entire Company

              In our efforts to maximize shareholder value, we are open to any transaction that would be in the best interests of our shareholders. During the past two years, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. In 2011, we retained the services of Sandler O'Neill + Partners, L.P. to explore potential strategic alternatives for us. We have entered into mutual confidentiality agreements with 50 different entities, and discussions are ongoing with several of them. To date, however, we have not entered into a definitive agreement for such a transaction. We remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

Transactions with Charles S. Roberts and His Affiliates

              Mr. Roberts has years of experience in developing multifamily communities, and we expect to continue to engage in transactions with Mr. Roberts, Roberts Properties, Roberts Properties Construction, Inc. ("Roberts Construction," which is owned by Mr. Roberts, and together with Roberts Properties, the "Roberts Companies") or other affiliates of Mr. Roberts. We describe all current agreements and arrangements with Mr. Roberts or the Roberts Companies in Item 13, Certain Relationships and Related Transactions, and Director Independence below.

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

		Name of Community	Number of Units	Year Sold	Sales Price	Sales Price Per Unit
+	*	Addison Place Townhomes (Phase I)	118	2008	$20,000,000	$169,492
+	*	Addison Place Apartments (Phase II)	285	2008	40,000,000	140,351
+	*	Ballantyne Place	319	2005	37,250,000	116,771
	*	St. Andrews at The Polo Club	200	2004	36,000,000	180,000
+	*	Preston Oaks (Phase I)	189	2004	23,762,500	125,728
+	*	Preston Oaks (Phase II)	24	2004	3,017,500	125,728
+	*	Bradford Creek	180	2004	18,070,000	100,389
+	*	Veranda Chase	250	2004	23,250,000	93,000
+	*	Plantation Trace (Phase I)	182	2004	16,866,400	92,673
+	*	Plantation Trace Townhomes (Phase II)	50	2004	4,633,600	92,673
+	*	River Oaks	216	2004	20,000,000	92,593
+	*	Highland Park	188	2003	17,988,143	95,682
+	*	Rosewood Plantation	152	2001	14,800,000	97,368
+	*	Crestmark Club (Phase I)	248	2001	18,562,874	74,850
+	*	Crestmark Club (Phase II)	86	2001	6,437,126	74,850
+	*	Ivey Brook	146	2000	14,550,000	99,658
+	*	Bentley Place	117	1999	8,273,000	70,709
	*	Windsong	232	1998	9,750,000	42,026
	*	Laurelwood	207	1997	10,601,000	51,213
+		Wynfield Trace	146	1995	10,865,000	74,418
+		Bridgewater	532	1995	39,535,000	74,314
+		Autumn Ridge	113	1995	7,750,000	68,584
+		Governor's Pointe	468	1986	29,739,000	63,545

		Total	4,648		$431,701,143

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

Investment Policies

              Our investment objectives are to achieve stable cash flow and, over time, to increase cash flow and portfolio value by continuing to develop multifamily communities. We may also acquire additional multifamily communities that we anticipate will produce additional cash flow, although we currently have no plans to do so. Our policy is to develop real estate projects where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. Our governing documents do not limit our future development or investment activities to any geographic area, product type, or specified percentage of our assets. We currently have no plans to invest in the securities of other issuers. We will not make any investments if the proposed investment would cause us to be an "investment company" under the Investment Company Act of 1940. We do not own any mortgages, and we do not intend to invest in mortgages or to engage in the originating, servicing, or warehousing of mortgages.

Financing Policies

              Our organizational documents do not limit the amount of indebtedness we may incur. We have an informal policy that we will not incur indebtedness in excess of 75% of what the board of directors believes is the aggregate fair market value of our assets at any given time. We may re-evaluate our borrowing policies from time to time in light of then current economic conditions, relative costs of debt and equity capital, market value of the operating partnership's real estate assets, growth and acquisition opportunities, and other factors. Modification of this policy may adversely affect the interests of our shareholders.

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

              Under our stock repurchase program, as of February 22, 2012, we are authorized to repurchase up to 540,362 shares of our outstanding common stock. Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price. We do not expect to make any repurchases in the next 12 months.

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

The Operating Partnership

              We conduct our business through Roberts Properties Residential, L.P., which either directly or through one of its wholly owned subsidiaries owns all of our properties and which we refer to as the operating partnership. The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093. Roberts Realty is the sole general partner of the operating partnership and as of February 22, 2012 owned an 82.74% interest in the operating partnership. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as "units" and to the holders of units as "unitholders."

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

Environmental and Other Regulatory Matters

              Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on its property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to remediate the substances promptly, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with the ownership and operation of our operating properties and other real estate assets, we may be potentially liable for remediation and removal costs and for damages to persons or property arising from the existence or maintenance of hazardous or toxic substances.

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

Segment Information

              We currently have three reportable operating segments:

  •
  the retail/office segment consisting of two retail centers and one office building;
  •
  the land segment consisting of various tracts of land; and
  •
  the corporate segment consisting primarily of operating cash and cash equivalents plus miscellaneous other assets.

For more detailed information about these segments, please see Note 7 – Segment Reporting, to the audited consolidated financial statements included in this report. For information about our properties, please see Item 2, Properties, below.

Corporate Information

              Roberts Realty Investors, Inc. is a Georgia corporation formed in 1994. Our executive offices are located at 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. We file annual, quarterly, and current reports, proxy statements, and other information with the SEC that is available to the public at the SEC's website at www.sec.gov. As of February 22, 2012, we have one full-time employee. Under the terms of a reimbursement arrangement for services provided by Roberts Properties, we reimburse Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis.

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

              We have three loans totaling $13,130,000 that mature within the next 12 months: the $2,955,000 Highway 20 land loan, which matures on April 8, 2012; the $8,175,000 Peachtree Parkway loan, which matures on July 31, 2012; and the $2,000,000 Northridge loan, which matures on February 21, 2013. If we are unable to refinance or extend these loans at maturity on acceptable terms, or at all, we may have to use a substantial portion of our remaining cash (which was $2,116,311 as of February 22, 2012) to repay part of the loan and sell one or more of our properties to raise the remainder of the funds we would need to repay the loan in full. The terms of that sale or those sales might be disadvantageous to us. Those events could have a material adverse effect on our ability to pay amounts due on our remaining debt and to pay future distributions to our investors.

If we are unable to meet mortgage payments on any mortgaged property, the mortgage holder could foreclose upon the property and take other actions.

              If we are unable to meet mortgage payments on any mortgaged property, the mortgage holder could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. (Both of our retail shopping center loans are nonrecourse.) Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.

              To start construction of our Bradley Park multifamily land parcel, we will need a substantial amount of additional debt and equity capital. We currently estimate that it would take approximately $65,285,000 to complete the construction of our Bradley Park, Peachtree Parkway, and Highway 20 multifamily communities. We have not yet estimated the construction costs for the North Springs property. We believe that the equity we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, such as the Northridge property held for sale and currently under sales contract, the contributions of a joint venture partner, or from raising private equity. We are not able to provide any assurance that we will be able to raise the debt and equity needed to complete the construction of even one new multifamily community. If we are unable to obtain debt and equity on favorable terms, we will be unable to carry out our planned development and construction program, and our returns to investors will be reduced accordingly.

Rising interest rates could materially and adversely affect the cost of our indebtedness.

              We have incurred and may again in the future incur debt that bears interest at a variable rate. As of February 22, 2012, we have $16,801,667 in loans that bear interest at a floating interest rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and future distributions to our investors.

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

              Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing multifamily loans. In September 2008, the U.S. government assumed control of

Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the Obama administration pledged to cover unlimited losses through December 31, 2012 for both companies, lifting an earlier cap of $400 billion. Since that time, the chairman of the House Financial Services Committee has called for a new system of housing finance and the elimination of Fannie Mae and Freddie Mac. The House Financial Services Committee has held two hearings on the topic, and Congress scheduled a series of hearings for February and March. On February 11, 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac, and for reforming the system of housing finance. It outlined three possible courses for reform without recommending a specific one: (1) a privatized system of housing finance with the government's insurance role limited to assistance for narrowly targeted groups of borrowers; (2) a privatized system of housing finance with government assistance limited to narrowly targeted groups of borrowers and as a guarantee mechanism in times of crisis; and (3) a privatized system of housing finance with government assistance limited to low- and moderate-income borrowers and as catastrophic reinsurance behind significant private capital. A decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family residential real estate.

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

              We currently estimate that it would cost approximately $65,285,000 to complete construction of the Bradley Park, Peachtree Parkway, and Highway 20 multifamily communities. We have not yet estimated the construction costs for our North Springs property. Development and construction costs may exceed our original estimates due to events beyond our control, including:

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
  •
  limited future economic growth due to judicial or other governmental action that restricts withdrawals from Lake Lanier, Atlanta's primary water supply; and
  •
  price increases for materials or labor.

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

              Our business practice is to retain Roberts Properties to develop our properties and Roberts Construction to construct our properties. Mr. Charles S. Roberts owns all of the equity interests in these two companies. We have in the past acquired properties from Mr. Roberts or his affiliates, and we have agreed to sell our Northridge property to Roberts Properties as described elsewhere in this report. One of our goals for 2012 is to sell one or more properties to decrease our negative cash flow and increase our cash balances. We may sell one or more properties to Roberts Properties or an affiliate of Roberts Properties in addition to the Northridge property. Although each agreement between Roberts Realty or the operating partnership on one hand and Roberts Properties or its affiliates on the other hand must be approved by our audit committee and the independent members of our board of directors, conflicts of interest inherent in these business transactions could result in our paying more for property or services than we would pay an independent seller or provider (or receiving less than we would receive from an independent buyer). These agreements and transactions have not had and will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated parties. These business relationships also expose us to the following risks, among others:

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

              We have recorded non-cash impairment losses on a number of our assets, and we may have to record additional impairment losses in the future. Although we believe we have applied reasonable estimates and judgments in determining the proper classification of our real estate assets, these estimates require the use of estimated market values, which are currently difficult to assess. If changes in circumstances require us to adjust our valuation assumptions for our assets, we could be required to record additional impairment losses. Any future impairment could have a material adverse affect on our results of operations for the period in which we record the impairment losses.

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

A redemption of units is taxable.

              Holders of units in the operating partnership should keep in mind that redemption of units will be treated as a sale of units for federal income tax purposes. The exchanging holder will generally recognize gain in an amount equal to the value of the common shares, plus the amount of liabilities of the operating partnership allocable to the units being redeemed, less the holder's tax basis in the units. It is possible that the amount of gain recognized or the resulting tax liability could exceed the value of the shares received in the redemption.

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

              The daily trading volume of our common stock on the NYSE Amex Equities exchange has historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data do not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may or may not reflect the market's perception of our operating results, the potential for growth in the value of our properties as we develop and construct multifamily communities, the potential for future cash dividends from property sales, and the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.

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
  •
  provisions in the bylaws to the effect that they may be amended by either the affirmative vote of three-quarters of all shares outstanding and entitled to vote generally in the election of the directors, or the affirmative vote of a majority of the company's directors then holding office, unless the shareholders prescribed that any such bylaw may not be amended or repealed by the board of directors;
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

  Retail and Office

              The occupancy percentages shown for each property are as of February 22, 2012.

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

              Land Parcel Classified as Real Estate Assets Held for Sale

              We also own Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units. We have entered into a contract, as amended, to sell Northridge to Roberts Properties for a total cash sales price of $4,373,789. Accordingly, Northridge is classified as real estate assets held for sale in our consolidated balance sheets in the audited consolidated financial statements included in this report. Under the amended terms of the contract, the closing is scheduled to occur on or before March 30, 2012.

Demographic Data

              We believe the long-term demand for multifamily housing in Atlanta will continue to increase as Atlanta's population grows. We believe that the outlook for Atlanta's multifamily market is positive and the trends for the apartment industry as a whole are on the upswing. We believe that the projected long-term decrease in home ownership rates will result in more renters, which will in turn increase the demand for multifamily housing. The following information is based on statistical estimates published by the Atlanta Regional Commission, which we refer to as the ARC. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry, and Rockdale counties. The estimated population of the Atlanta Region increased by 19.8% from 3,429,379 persons in 2000 to 4,107,750 persons in 2010, making it one of the largest metropolitan areas in the country and the largest in the Southeast. Total housing units in the Atlanta Region increased by 378,181 units, or 28.4%, from 1,331,264 in 2000 to 1,709,445 in 2010. Multifamily homes in the Atlanta Region increased 34.3% from 384,740 units in 2000 to 516,594 units in 2009, the latest period for which that information is available.

              The following table provides information about our office and retail properties as of December 31, 2011.

Retail or Office Property	Location	Year Acquired(1)	Approximate Rentable Area (Square Feet)	Average Base Rent per Square Foot	Physical Occupancy as of 12/31/11
Retail:
Bassett Center	Gwinnett County	2005	19,949	$20.72	82.9%
Spectrum Center	Gwinnett County	2005	30,050	27.09	52.5%
Total Retail			49,999	$23.83	64.6%

Northridge Office Building(2)	Sandy Springs	2001	37,864	$19.60	64.5%

(1)
We acquired the retail properties listed in this table from unrelated sellers.
(2)
Our corporate headquarters occupies 7,084 square feet of the Northridge office building.

              The following table provides information about the scheduled lease expirations in our office and retail properties:

Year	Number of Expiring Leases(1)	Expiring Approximate Rentable Area (Square Feet)	% of Total Approximate Rentable Area (Square Feet)	Expiring Annualized Base Rent	% of Total Annualized Base Rent
2012	7	14,881	31.5%	$346,222	32.3%
2013	3	21,821	46.1%	478,432	44.6%
2014	2	6,901	14.6%	152,845	14.3%
2015	1	1,200	2.5%	28,848	2.7%
2016	1	2,500	5.3%	66,251	6.1%

Total	14	47,303	100.0%	$1,072,598	100.0%

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

Fulton County

              Fulton County is the largest county in the Atlanta region in terms of population, employment, housing units, and land area. Three of our eight properties are located in north Fulton County. From 2000 to 2010, Fulton County's population increased 12.8% from 816,006 to 920,581.

  Perimeter Center/North Springs Area

              The Perimeter Center/North Springs area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 and I-285 provide direct access within minutes to major regional malls such as Perimeter Mall and North Point Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta's Central Business District are also readily accessible via Georgia 400, which connects to I-85 South near downtown Atlanta. The Perimeter Center submarket is one of the largest office, retail, and housing submarkets in the southeastern United States. It is Atlanta's largest employment center outside of Atlanta's Central Business District and includes approximately 32 million square feet of office and retail space.

              North Springs.    Our North Springs land parcel is a 9.8-acre mixed-use development located on Peachtree Dunwoody Road across the street from the North Springs commuter rail station. The property is zoned for three individual buildings, which includes one building consisting of 236 multifamily units, a second building with 120 condominium units, and a third building consisting of 210,000 square feet of office space with 56,000 square feet of street-level retail space. In addition, we have completed the development work and have removed approximately 137,000 cubic yards of dirt from the property. We have not estimated the cost to construct the North Springs project and do not intend to begin construction on it during 2012.

              Northridge Office Building.    Situated on 3.9 acres on Northridge Parkway in a heavily wooded, park-like setting, our three-story, 37,864 square foot office building serves as our corporate headquarters. We occupy 7,084 square feet on the third floor and lease 6,351 square feet on the third floor to Roberts Properties and Roberts Construction. We have two unaffiliated tenants occupying part of the first and second floors. At February 22, 2012, the property was 64.5% occupied.

              Northridge Multifamily Community Held For Sale.    Our Northridge land parcel is an 11-acre site located close to the GA 400 and Northridge interchange in Sandy Springs. The property is zoned for 220 one and two-bedroom multifamily units. We have entered into a contract, as amended, to sell Northridge to Roberts Properties for a total cash sales price of $4,373,789. Under the amended terms of the contract, the closing is scheduled to occur on or before March 30, 2012.

Gwinnett County

              From 2000 to 2010, Gwinnett County's population increased 36.9% to 805,321. Gwinnett's strong transportation networks, excellent public education system, and affordable home prices have contributed to the county's growth, with its employment base of 293,327 jobs in 2009, the latest period for which that information is available.

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

              Peachtree Parkway.    Our 25.1-acre Peachtree Parkway land parcel is zoned for 292 multifamily units. The property is located on Peachtree Parkway between the intersections of Peachtree Corners Circle and Medlock Bridge Road, across the street from the Forum shopping center. We have completed the development work on this property. We currently estimate the cost to construct this community to be approximately $32,193,000.

  Mall of Georgia Area

              The Mall of Georgia is the largest mall in the Southeast at 2.2 million square feet. It is located in Buford, approximately 30 miles northeast of Atlanta. The Mall anchors a major retail area containing more than 3.0 million square feet of retail space.

              Bassett Shopping Center.    Our Bassett Shopping Center is a 19,949 square foot retail center located across from the Mall of Georgia. The property is anchored by Bassett Furniture, which occupies approximately 75% of the retail center. The property was 82.9% occupied at February 22, 2012.

              Spectrum Shopping Center.    Our Spectrum Shopping Center is a 30,050 square foot retail center located on Highway 20 directly across from the main entrance to the Mall of Georgia. The property was 56.8% occupied at February 22, 2012.

Forsyth County/Cumming

              The city of Cumming is a rapidly growing area located north of Alpharetta approximately 30 miles north of Atlanta in Forsyth County near Georgia 400. Between 2000 and 2010, the population of Forsyth County increased 78.4% from 98,407 to 175,511.

              Bradley Park.    Our Bradley Park land parcel is a 22-acre site that is zoned for 154 multifamily units. The property is located at the intersection of Georgia Highway 9 and Old Atlanta Road in Forsyth County. This 154-unit community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return. We have completed our architectural drawings and have obtained our land disturbance permit. We currently estimate the remaining construction costs to construct this community to be approximately $14,695,000.

              Highway 20.    Our Highway 20 land parcel is a 38.2-acre site that is zoned for 210 multifamily units. The property is located on Georgia Highway 20 at the intersection of Elm Street, just north of Cumming's town square and three blocks from the elementary, middle, and high schools. We currently estimate the cost to construct this community to be approximately $18,397,000.

Summary of Debt Secured by Our Properties

              See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) principal balance at December 31, 2011, (b) principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, and (e) monthly principal and interest payment.

              On February 21, 2012, we closed a $2,000,000 loan from Paul J. A. van Hessen, the lender. The loan is secured by the Northridge property, which is located in Sandy Springs, Georgia; is zoned for 220 multifamily apartment units; and is under contract to be sold for $4,070,000 plus the reimbursement of certain development and construction expenses. The loan has a maturity date of February 21, 2013, and at closing, we paid a 2.0% origination fee to the lender and a 1.0% underwriting and management fee to Dutch American Finance, LLC. We established a $240,000 interest reserve to pay the monthly interest only payments at an interest rate of 12% per annum. The loan documents contain customary representations, covenants, and default provisions.

ITEM 3.    LEGAL PROCEEDINGS.

              None of Roberts Realty, the operating partnership, or our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

ITEM 4.    MINE SAFETY DISCLOSURES.

              Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Data for 2011 and 2010

              Our common stock trades on the NYSE Amex Equities exchange under the symbol "RPI." The following table provides the quarterly high and low sales prices per share reported on the NYSE Amex Equities exchange during 2011 and 2010, as well as the dividends declared per share during each quarter.

Year	Quarter Ended	High	Low	Dividends Declared
2011	First Quarter	$2.20	$1.43	None
	Second Quarter	2.40	1.66	None
	Third Quarter	2.44	1.52	None
	Fourth Quarter	1.80	1.25	None
2010	First Quarter	$1.70	$1.16	None
	Second Quarter	2.61	1.25	None
	Third Quarter	1.84	1.40	None
	Fourth Quarter	1.55	1.25	None

Shareholder Data

              As of February 22, 2012, there were approximately 231 holders of record of our common stock.

              As of February 22, 2012, we had 10,374,518 shares outstanding. In addition, 2,164,669 shares are reserved for issuance to unitholders from time to time upon the exercise of their redemption rights as explained in Item 1, Business – The Operating Partnership. There is no established public trading market for the units. As of February 22, 2012, the operating partnership had 97 unitholders of record.

Distribution Policy

              We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of our board of directors.

              We have not paid regular quarterly dividends since the third quarter of 2001. While we have in the past paid distributions from the net cash proceeds of property sales, we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. We expect to distribute the net cash proceeds from any 2012 property sales to shareholders and unitholders only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Any distributions beyond that amount will be at the sole discretion of our board of directors. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet IRS distribution requirements.

Stock Repurchase Plan

              Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price. As of February 22, 2012, we have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We repurchased no shares in the fourth quarter of 2011. The plan does not have an expiration date.

Sales of Unregistered Shares

              In 2010 and 2011, we did not sell any shares of stock that were not registered under the Securities Act.

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

Overview

              We currently own five tracts of land, two retail centers, and one office building, all of which are located in metropolitan Atlanta, Georgia. For the year ended December 31, 2011, we had a net loss of $10,985,607, which included $10,115,504 of non-cash charges consisting of $9,500,744 in non-cash impairment losses on real estate assets and $614,760 in non-cash depreciation and amortization expense. Additionally, in the last 12 months, we have paid down our debt by $574,075 and as of February 22, 2012, we held $2,116,311 in cash and cash equivalents.

Recent Developments

  Extension of Loan Secured by Bradley Park Land

              On February 28, 2012, we renewed and extended our $3,000,000 Bradley Park land loan with Bank of North Georgia, a division of Synovus Bank, to October 31, 2013. The loan requires monthly interest only payments and had previously been scheduled to mature on April 30, 2012. The loan is secured by our Bradley Park property, which is located in Cumming, Georgia and is zoned for 154 multifamily units. The renewed loan removes the interest rate floor of 4.50%, and the new interest rate is 350 basis points over the 30-day LIBOR. Under that formula, the effective interest rate would be 3.74% per annum. The loan documents contain customary representations, covenants and default provisions.

  New Loan Secured by Northridge Land

              On February 21, 2012, we closed a $2,000,000 loan from Paul J. A. van Hessen, the lender. The loan is secured by the Northridge property, which is located in Sandy Springs, Georgia; is zoned for 220 multifamily apartment units; and is under contract to be sold for $4,070,000 plus the reimbursement of certain development and construction expenses. The loan has a maturity date of February 21, 2013, and at closing, we paid a 2.0% origination fee to the lender and a 1.0% underwriting and management fee to Dutch American Finance, LLC. We established a $240,000 interest reserve to pay the monthly interest only payments at an interest rate of 12% per annum. The loan documents contain customary representations, covenants, and default provisions.

  Peachtree Parkway Land Loan Renewal

              On June 23, 2011, we renewed our $8,175,000 loan with Wells Fargo Bank, N.A. and extended the maturity date of the loan to July 31, 2012 on substantially the same terms and conditions. The loan is secured by our Peachtree Parkway property and by our North Springs property.

  Sales Contract for Northridge Land

              On June 30, 2011, we entered into a contract to sell our 11-acre Northridge property to Roberts Properties. Under the terms of the contract as amended in October and December 2011, the purchase price is $4,070,000, plus the reimbursement of certain development and construction expenses in the amount of $303,789. The closing is scheduled to occur on or before March 30, 2012.

              Roberts Properties, which is wholly owned by Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of the Board, expects to purchase the property through a newly formed joint venture. The closing of the sale is subject to the joint venture raising the equity and debt for the specific purpose of funding the purchase of the property and constructing a multifamily community.

  Engagement of Sandler O'Neill + Partners, L.P. to Explore Potential Strategic Alternatives

              On June 30, 2011, we retained Sandler O'Neill + Partners, L.P. to explore potential strategic alternatives for the company. These alternatives could include a sale, merger, or other business combination. As an example, a larger, private real estate operator could merge into Roberts Realty to become a publicly traded company and provide enhanced liquidity for our shareholders. Our management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

  Disposition of Grand Pavilion Retail Center

              We formerly owned Grand Pavilion, a 62,323 square foot retail center located in Johns Creek, Georgia that secured a $6,433,286 nonrecourse loan. As we have consistently stated in our annual and quarterly reports, our objective is to exit the retail shopping center business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective and Grand Pavilion's approximately $625,000 in annual negative cash flow, we elected in July 2010 not to make any further debt service payments on Grand Pavilion. As a result, on October 4, 2011, an entity affiliated with or directed by the lender foreclosed on Grand Pavilion.

              Because the loan is nonrecourse, we have no further obligations to the lender for this loan. Accordingly, we are no longer obligated to repay the $6,433,286 in principal plus approximately $435,689 in interest, or a total of $6,868,975. After the Grand Pavilion transaction, we have reduced the principal amount of our debt by $6,433,286, reduced our annual negative operating cash flow by approximately $625,000, and are closer to exiting the retail business.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

              Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 106 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts, which include the Northridge property classified as real estate assets held for sale on the consolidated balance sheets in the audited consolidated financial statements included in Item 15 of this report, have a combined carrying value of $34,001,789 as of December 31, 2011 and are encumbered with land loans totaling $16,130,000, including the $2,000,000 loan closed on February 21, 2012 that is secured by the Northridge property. We have substantial equity in these tracts, which are an integral part of our multifamily community development and construction program. Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans we need to make substantial progress in constructing and leasing up our planned multifamily communities as described in Item 1, Business – Business Plan, beginning on page 5 above.

              To address these issues, we have made substantial progress in improving our liquidity and balance sheet, and we intend to continue to do so. As noted above, the transfer of the Grand Pavilion property to our lender resulted in extinguishing the principal amount of our debt by $6,433,286 and reduced our annual negative cash flow by approximately $625,000.

              We had total debt of $26,037,429 as of February 29, 2012 and have three loans totaling $13,130,000 that mature within the next 12 months: the $2,955,000 Highway 20 land loan, which matures on April 8, 2012; the $8,175,000 Peachtree Parkway loan, which matures on July 31, 2012; and the $2,000,000 Northridge loan, which matures on February 21, 2013. If we are unable to renew these loans, we may repay all or part of these loans from funds we are seeking to raise as described in our business plan in Item 1, Business, Business Plan, beginning on page 5 above.

Results of Operations

  Comparison of 2011 to 2010

              The following table highlights our operating results and should be read with the audited consolidated financial statements and the accompanying notes included in this report.

	Years Ended December 31,
			Increase (Decrease)
	2011	2010
TOTAL OPERATING REVENUES	$1,259,407	$1,491,106	$(231,699)
OPERATING EXPENSES:
Property operating expenses	606,880	554,573	52,307
General and administrative expenses	1,357,252	1,749,474	(392,222)
Impairment loss on real estate assets	9,500,744	2,644,963	6,855,781
Depreciation and amortization expense	516,919	596,863	(79,944)

Total operating expenses	11,981,795	5,545,873	6,435,922

LOSS FROM OPERATIONS	(10,722,388)	(4,054,767)	6,667,621
OTHER EXPENSE	(1,346,560)	(4,075,725)	(2,729,165)

LOSS FROM CONTINUING OPERATIONS	$(12,068,948)	$(8,130,492)	$3,938,456

              Loss from continuing operations increased $3,938,456 in 2011 when compared to 2010. We recorded a non-cash impairment loss of $9,500,744 in 2011 compared to a non-cash impairment loss of $2,644,963 in 2010. This $6,855,781 difference in non-cash impairment loss was the primary cause for the increase in loss from continuing operations for 2011, offset by a $2,729,165 decrease in other expense, which was $1,346,560 in 2011 compared to $4,075,725 in 2010. This decrease was primarily due to the $2,989,396 loss on early extinguishment of debt from the sale of the Westside property in 2010. We explain below the major variances between 2011 and 2010.

              Total operating revenues decreased $231,699 from $1,491,106 in 2010 to $1,259,407 in 2011. This decrease was primarily due to lower occupancy at our retail centers.

              Property operating expenses – consisting of personnel, utilities, repairs and maintenance, real estate taxes, marketing, insurance, and other – increased $52,307 from $554,573 in 2010 to $606,880 in 2011. This increase was due primarily to $56,250 in repairs, maintenance and landscaping expense offset by net decreases in other operating expenses of $3,943.

              During 2010, we recorded a $2,644,963 non-cash impairment loss on our North Springs land.

              During 2011, we recorded $9,500,744 in non-cash impairment losses consisting of:

  •
  a $1,323,681 non-cash impairment loss on our Highway 20 land;
  •
  a $2,908,457 non-cash impairment loss on our Bradley Park land;
  •
  a $2,892,126 non-cash impairment loss on our Peachtree Parkway land; and
  •
  a $2,376,480 non-cash impairment loss on our Northridge land;

              Other expense decreased by $2,729,165 from $4,075,725 in 2010 to $1,346,560 in 2011. This decrease primarily consisted of:

  •
  A $2,989,396 loss on the extinguishment of debt from the sale of Westside in 2010.

  •
  A $246,210 increase in interest expense from $1,015,505 for 2010 to $1,261,715 for 2011. This increase was due to $409,835 of interest related to the Northridge and Bradley Park properties expensed in 2011 rather than capitalized. This increase was partially offset by the retirement of the Westside land note payable (Westside sale), the election to suspend any further debt service payments on the Grand Pavilion loan in July 2010 and a $574,075 reduction in the outstanding principal amount of our loans during 2011.

Liquidity and Capital Resources

  Overview

              At December 31, 2011, we had $50,056,297 in total assets, of which $568,191 was cash and cash equivalents. In addition, we held $1,014,989 in restricted cash. Of our restricted cash at December 31, 2011, $451,479 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $500,679 was a certificate of deposit pledged to secure a letter of credit for tenant improvements at the Spectrum retail center. As of February 22, 2012, we held $2,116,311 in cash and cash equivalents and $1,186,372 in restricted cash. Of our restricted cash balance, $622,686 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $500,854 is the Spectrum certificate of deposit. We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan; and to invest in the development of a new multifamily community (Bradley Park) to enable us to raise the required debt and equity to construct this community. We currently estimate that we will need approximately $14,695,000 in debt and equity to complete the construction of our Bradley Park multifamily community. Our current cash resources are inadequate to meet these needs. To address these needs, we are considering the alternatives described in Item 1, Business – Business Plan, beginning on page 5 above.

              We continue to focus on improving our liquidity and balance sheet. In that regard, our decision in July 2010 to suspend payments on the Grand Pavilion retail center loan and the subsequent transfer of the property to the lender in October 2011 reduced our annual negative operating cash flow by approximately $625,000 and reduced the principal amount of our debt by $6,433,286. Additionally, the sale of the Addison Place retail center and Westside property on June 30, 2010 reduced our debt by $12,000,000 and reduced our annual negative operating cash flow by approximately $800,000.

              Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. As of February 29, 2012, we have three loans totaling $13,130,000 that mature within the next 12 months: the $2,955,000 Highway 20 land loan, which matures on April 8, 2012;

the $8,175,000 Peachtree Parkway loan, which matures on July 31, 2012; and the $2,000,000 Northridge loan, which matures on February 21, 2013.

              We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future. The three primary reasons for our negative operating cash flow are:

  •
  We own five tracts of land, one of which is under a sales contract, totaling 106 acres with an aggregate carrying value of $34,001,789 (as of December 31, 2011) that secure land loans totaling $16,130,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

  •
  Due to the continued weakness in the national and local economy, one of our two retail centers and our office building are producing negative cash flow, and the other retail center is positively cash flowing.

  •
  Our general and administrative expenses for 2011 were $1,357,252 and included the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities exchange. These costs include accounting and related fees to our independent auditor as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a publicly traded company are approximately $657,000 per year.

  Short- and Long-Term Liquidity Outlook

              Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using our cash balance of $568,191 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties. With respect to the $13,130,000 in debt that matures in the next 12 months, we intend to refinance these loans with the same lenders or with other lenders. We may be required to repay part of the outstanding principal of these loans in connection with a refinancing. To fund such repayment, we may use cash from one or more of the following sources: our existing cash, contributions from a joint venture partner, net proceeds from the sale of another property, or equity we raise in a private offering. (See Item 1, Business – Business Plan, beginning on page 5 above.) We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, the sale of properties, and the equity we raise in a private offering.

  Comparison of 2011 to 2010

              Cash and cash equivalents decreased $3,148,202 during 2011 compared to a decrease of $4,189,378 in 2010. The respective changes in cash are described below.

              Net cash used in operating activities in 2011 was $2,194,450 compared to $2,376,863 used during 2010. This decrease of $182,413 was primarily due to a $355,192 decrease in cash used by discontinued operations from the Grand Pavilion retail center, which the lender foreclosed on in October 2011; the sale of the Addison Place retail center in 2010; and a $172,779 increase in cash used by operating activities for continuing operations.

              Net cash used in investing activities was $334,855 during 2011 compared to $1,070,906 of cash used during 2010. This change was primarily due to:

  •
  a $618,941 decrease in cash used for development and construction of real estate assets; and
  •
  a $189,703 decrease in the change in restricted cash.

              Net cash used in financing activities was $618,897 for 2011 compared to $741,609 of cash used during 2010. The decrease in cash used resulted from:

  •
  a $66,700 decrease in the repayment of debt for the Grand Pavilion property reflected as net cash used in financing activities from discontinued operations;
  •
  a decrease of $60,295 in the payment of loan costs incurred in 2010 in renewing the Bradley Parkway, Peachtree Parkway and Highway 20 land loans and the Northridge office building loan; and
  •
  $17,616 increase in repayment of debt (we repaid $574,075 of debt during 2011 compared to $556,459 in 2010).

  Debt Summary

              The table and accompanying footnotes on the following page explain our debt structure, including for each loan the principal balance at December 31, 2011 and at its scheduled maturity date, the interest rate, the amount of the monthly principal and interest payment, and the maturity date. For each loan, the operating partnership, or its wholly owned subsidiary, is the borrower. Roberts Realty is the guarantor on the land loans and the Northridge Office Building mortgage loan. The amount shown in the column titled "Balance at Maturity" assumes we make any required principal payments prior to maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity by type of loan)
As of December 31, 2011

	Interest Terms	Interest Rate(1)	Maturity Date	Balance at Maturity	Monthly Payment(1)	Dec. 31, 2011 Balance
Permanent Mortgage Loans
Northridge Office Building(3)	LIBOR plus 300 b. p.	4.50%	08/10/13	$2,445,000	$23,776	2,698,333
Spectrum Shopping Center(2)(4)	Fixed-rate permanent	5.68%	05/01/14	4,545,747	31,273	4,784,858
Bassett Shopping Center(2)(4)	Fixed-rate permanent	8.47%	10/01/19	1,943,344	21,853	2,476,957

Subtotal				$8,934,091	$76,902	$9,960,148

Land Loans
Highway 20(5)	Prime rate	5.50%	04/08/12	$2,955,000	$13,995	$2,955,000
Bradley Park(6)	LIBOR plus 300 b. p.	4.50%	04/30/12	3,000,000	11,625	3,000,000
Peachtree Parkway(7)	LIBOR plus 300 b. p.	5.00%	07/31/12	8,175,000	35,198	8,175,000

Subtotal				$14,130,000	$60,818	$14,130,000

Grand Totals				$23,064,091	$137,720	$24,090,148

(1)
The interest rates and monthly payments are as of December 31, 2011.
(2)
The lender for each of the Spectrum and Bassett loans acts as trustee for the registered holders of commercial mortgage-backed securities.
(3)
The Northridge Office Building loan has an interest rate floor of 4.50% and the monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance.
(4)
Each of the Spectrum and Bassett loans has a 30-year amortization schedule, and additional monthly payments are required to sustain escrow reserves.
(5)
The Highway 20 loan bears interest at the prime rate with a floor of 5.50%.
(6)
The Bradley Park loan has an interest rate floor of 4.50%. On February 28, 2012, the maturity date of the Bradley Park loan was extended to October 31, 2013. The interest rate floor was removed and the interest rate will be 3.50% over the 30-day LIBOR.
(7)
The Peachtree Parkway loan has an interest rate of the 30-day LIBOR plus 3.00%, with a floor of 5.0%.

  Debt Maturities

              Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule

Year	Total Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments
2012	$14,430,154	$140,154		$14,290,000	Highway 20,
					Bradley Park,
					Peachtree Parkway
2013	2,701,987	163,654		2,538,333	Northridge Office
2014	4,644,299	4,644,299	Spectrum
2015	66,124	66,124
2016	71,471	71,471
Thereafter	2,176,113	2,176,113	Bassett

Total	$24,090,148

  Short-Term Debt

              We have a total of $13,130,000 in debt that matures on or before February 22, 2013. See Short-and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

  Long-Term Debt

              With respect to the debt that matures after February 22, 2013, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

  Effect of Floating Rate Debt

              We have four loans that bear interest at floating rates. These loans had an aggregate outstanding balance of $16,801,667 at February 29, 2012. Loans totaling $13,846,667 bear interest at 300 basis points over the 30-day LIBOR with interest rate floors of 4.50% to 5.00%, and a $2,955,000 loan bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $168,017 per year and reduce our liquidity and capital resources by that amount.

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

Critical Accounting Policies and Estimates

              We prepare our financial statements in accordance with U.S. generally accepted accounting principles. See "Recent Accounting Pronouncements" below for a summary of recent accounting pronouncements and the expected impact on our financial statements. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing multifamily communities, retail centers, and other commercial properties, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.

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

              We capitalize direct costs associated with the development and construction of our real estate assets. We expense all internal costs associated with the acquisition and operation of these assets to general and administrative expense in the period we incur these costs. For our real estate assets, we capitalize interest on qualifying construction expenditures in accordance with FASB Accounting Standards Codification (ASC) Topic 835-20, Interest – Capitalization of Interest. During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as real estate taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on the rate at which construction is completed, the pace at which we lease the property, and what rent levels we achieve.

  Asset Impairment Evaluation

              We periodically evaluate our real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall.

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

              Non-Cash Impairments on Operating Real Estate Assets.    During 2011, we determined that the carrying amounts of our operating real estate assets were recoverable. During 2010, we determined that the carrying amount of the Grand Pavilion retail center was not recoverable as a result of a change in the estimated holding period due to the economic and real estate market conditions at that time. Accordingly, we recorded a non-cash impairment loss of $2,180,632 on the Grand Pavilion retail center during 2010 as reflected in income (loss) from discontinued operations. In addition, we recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center. Losses on the Addison Place retail center during 2010 are reflected in income (loss) from discontinued operations. See Note 4 – Discontinued Operations, to the audited consolidated financial statements included in this report.

              Non-Cash Impairments on Land Parcels.    During 2011, we determined that the carrying amounts of the Bradley Park, Peachtree Parkway, and Highway 20 land parcels were not recoverable due to the current economic and market conditions. The determination of their fair values was based on a discounted cash flow analysis and the review of current market sales comparables for land. As a result of this analysis, we recorded fair value adjustments related to its land parcels of $2,908,457 on the Bradley Park property, $2,892,126 on the Peachtree Parkway property, and $1,323,681 on the Highway 20 property. Additionally in 2011, we determined that the carrying amount of the Northridge property was not recoverable, and the determination of fair value was based on the sales contract for the property and the appraised values of the property. As a result of this analysis, we recorded a fair value adjustment of $2,376,480 on the Northridge property, which is classified as real estate assets held for sale in the consolidated balance sheets in the audited consolidated financial statements included in this report. For 2010, we recognized a non-cash fair value adjustment related to land parcels of $2,644,963 on the North Springs property.

Recent Accounting Pronouncements

              Please refer to Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, to the notes to the audited consolidated financial statements included in this report for a discussion of other recent accounting standards and pronouncements.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

              Based on our management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

              In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of

December 31, 2011. Management based this assessment on the criteria established in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

              This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Under applicable SEC rules, our management's report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls

              There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

              The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.    OTHER INFORMATION.

              None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

              The following table provides information about our directors and executive officers as of the date of this report.

Name	Age	Term as Director Expires	Position
Charles S. Roberts	65	2012	Chairman of the Board, Chief Executive Officer, and President
John L. Davis	46	2013	Director, Chairman of the Compensation Committee and Member of Audit Committee and Nominating and Governance Committee
Charles R. Elliott	58	2012	Director, Chief Financial Officer, Secretary, and Treasurer
Weldon R. Humphries	74	2012	Director, Member of Audit Committee and Compensation Committee
Wm. Jarell Jones	63	2014	Director, Chairman of Audit Committee and Chairman of Nominating and Governance Committee, Member of Compensation Committee

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

              Mr. Roberts has worked with numerous charitable organizations and has participated in a wide variety of philanthropic endeavors. He has been actively involved with the Cystic Fibrosis Foundation for more than 20 years and served as Auction Chairman of the 2008 Sixty-Five Roses Ball, which raised more than $500,000. Mr. Roberts has also been a strong sponsor of the Unicorn Children's Foundation, which has raised more than $150,000 from his donations in kind. Mr. Roberts was a founding sponsor of the Fulton County "Beat the Odds" program, which provided college scholarships and other assistance to Fulton County high school students who triumphed over life's hardships to excel both academically and personally. As a lifelong supporter of the YMCA, Mr. Roberts donated $75,000 for the construction of an Aerobics Center at the Alpharetta, Georgia YMCA.

              The nominating and governance committee of our board of directors has concluded that Mr. Roberts should serve as a director because he is our founder and largest shareholder, he has served as our Chairman of the Board, Chief Executive Officer, and President since 1994, and he has more than 40 years of experience in real estate development, construction, and management, particularly with respect to multifamily communities.

              John L. Davis, a director since November 2008, is the President of Bravo Realty Consulting, Inc., a company that he formed in 2007 to provide consulting services for small and middle market real estate companies looking for debt and equity. In 2011, he co-founded Spring Street Capital, LLC, a commercial real estate mortgage banking company. Mr. Davis has 20 years of experience in the commercial banking industry. From May 2005 to November 2007, he served as a Senior Director of Wrightwood Capital, a structured debt and equity provider. Prior to 2005, he was a Senior Vice President with Compass Bank for 10 years. Before he joined Compass Bank, he was a banker for seven years with Hibernia Bank in New Orleans. During his tenure with Compass Bank, Mr. Davis was our relationship manager and was involved in all facets of our business relationship with Compass Bank. Mr. Davis is also a principal in several entities that own and operate various healthcare businesses, primarily skilled nursing facilities and geriatric-psychiatric hospitals.

              The nominating and governance committee of our board of directors has concluded that Mr. Davis should serve as a director because he has extensive banking experience, particularly as a real estate lender. This experience is particularly valuable to us as we seek to extend our current financing and obtain new financing to construct new multifamily communities. The committee also values his extensive business experience and his substantial knowledge about our business and properties. The committee also took into account that he is "independent" under SEC Rule 10A-3 and under Section 803A of the NYSE Amex Equities exchange listing standards and that his financial expertise qualifies him to serve on our audit committee.

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

              Weldon R. Humphries, a director since December 2011, had a distinguished twenty-year career with Manor Care, Inc. and subsidiary companies (Choice Hotels International and SunBurst Hospitality Corp.) where he served as Senior Vice President of Real Estate and Development from 1978 – 1998. He was responsible for asset management, acquisitions, and development for all three companies. During his tenure, each company was listed on the New York Stock Exchange.

              Mr. Humphries earned a BBA from the University of Houston, an MBA from the University of Hartford, and served as an officer in the United States Marine Corps before starting his career in the field of real estate and finance. He began his career in commercial mortgage lending at Connecticut General Life Insurance Company and later became Vice President and head of real estate for Arvida Corporation, one of Florida's largest land owners/developers. He was subsequently selected by Republic Mortgage Investors, a REIT, to head its real estate portfolio as Vice President of Investments before joining Manor Care. Mr. Humphries is also a licensed real estate broker, has taught real estate appraisal and mortgage banking courses, and has been a guest speaker at numerous real estate and investment seminars and at the National Association of Home Builders.

              The nominating and governance committee of our board of directors has concluded that Mr. Humphries should serve as a director because of his extensive experience as a real estate investor and commercial mortgage banker. His commercial mortgage banking background is of particular value as we seek to extend our current financing and obtain new financing to construct new multifamily communities. The committee also took into account that Mr. Humphries is "independent" under SEC Rule 10A-3 and under Section 803A of the NYSE Amex Equities exchange listing standards and is an "audit committee financial expert."

              Wm. Jarell Jones, a director since October 1994, is an attorney and practiced law with the firm of Wm. Jarell Jones, P.C., in Georgia since November 1993, with an office in Statesboro, Georgia through 2007 and with an office in St. Simons, Georgia from 2002 until August 2011, when he co-founded Jones + Turner Law Offices LLP, with offices in Atlanta and Nashville, Tennessee. Mr. Jones is a former Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990, Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones was formerly a director for six years and the Chairman for two years of the Downtown Statesboro Development Authority.

              Mr. Jones is also the President and sole shareholder of Palmetto Realty Company, a real estate development and brokerage company primarily involved in the development of single-family residential lots in coastal South Carolina and Georgia. Mr. Jones was also a partner and investor in several real estate developments primarily involved in residential lot and home sales in coastal Georgia and South Carolina. Mr. Jones personally guaranteed the loans for these developments along with his other partners who were the real estate developers of these developments. With the collapse of the residential real estate market over the past several years, particularly in those areas, the developments were unable to generate sufficient cash flow to maintain the properties and keep the development/construction loans current. Additionally, the market value of all of these properties plummeted far below the amount of the debt and the real estate developers were unable to secure refinancing of any of these properties or work out any suitable modifications with the lenders. As a result of these difficulties and his personal guaranties of the loans, Mr. Jones personally filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code on September 2, 2010 in the United States Bankruptcy Court for the Southern District of Georgia. This proceeding was converted to Chapter 7 on January 17, 2012.

              The nominating and governance committee of our board of directors has concluded that Mr. Jones should serve as a director because of his legal and accounting expertise and his service as chairman of several committees of the board of directors, including the audit committee. The committee also took into account that Mr. Jones is "independent" under SEC Rule 10A-3 and under Section 803A of the NYSE Amex Equities exchange listing standards and is an "audit committee financial expert."

Section 16(a) Beneficial Ownership Reporting Compliance

              Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty's directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2011, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics and Business Conduct

              Our board of directors has adopted a Code of Business Conduct and Ethics as required by the rules of the NYSE Amex Equities exchange and the Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:

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

Audit Committee

              The audit committee of our board of directors is composed of Mr. Jones, its chairman, Mr. Davis and Mr. Humphries. The board has determined that Mr. Jones is an "audit committee financial expert" as defined under applicable SEC rules and is "independent" under the listing standards of the NYSE Amex Equities exchange, on which the shares of our common stock are listed.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation of Executive Officers

              Our executive officers are Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, and Charles R. Elliott, our Chief Financial Officer, Secretary, and Treasurer. Biographical information for Mr. Roberts and Mr. Elliott is included in Item 10 above. Under applicable SEC rules, Mr. Roberts and Mr. Elliott are our "named executive officers." Neither of our executive officers has an employment agreement.

Summary Compensation Table for 2011 and 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Charles S. Roberts,	2011	225,000(1)		225,000
Chief Executive Officer, President, and Chairman of the Board	2010	225,000(1)	240,000(2)	465,000
Charles R. Elliott,	2011	18,298(3)	—	18,298
Chief Financial Officer, Secretary, and Treasurer	2010	18,805(3)	—	18,805

(1)
We do not compensate Mr. Roberts for his service as a director.

(2)
On December 20, 2010, the compensation committee of our board of directors approved the payment of a $125,000 bonus for the specific achievements accomplished in 2010. The compensation committee took into account Mr. Roberts' efforts in leading (a) our renewals and extensions of various maturing loans in a volatile credit environment and a deteriorating real estate market and (b) our sale of a retail center and a land parcel for the $12.0 million of debt secured by those properties. The compensation committee also considered that Mr. Roberts has not received an increase in his annual salary since January 2007, and that we have never provided him with any employee benefits such as medical and life insurance, retirement plan contributions, deferred compensation, vacations, or holidays. Mr. Roberts also does not receive any auto allowance or reimbursement for mileage.

(3)
We pay Mr. Elliott $70 per hour for his service as our Chief Financial Officer, Secretary, and Treasurer. Mr. Elliott receives no employee benefits, such as medical and life insurance, retirement plan contributions, deferred compensation, vacation or holidays, and we pay him only for the actual number of hours he works. In addition, Mr. Elliott received our standard director fees of $18,000 during each of 2011 and 2010, which amounts are included in the salary amounts shown in the table.

Compensation of Directors

              The following table summarizes the compensation we paid to our non-employee directors in 2011. The table includes any person who served during 2011 as a director who was not a named executive officer.

Director Compensation for 2011

Name	Fees Earned or Paid in Cash ($)	Total ($)
John L. Davis(1)	24,000	24,000
Wm. Jarell Jones	30,000	30,000
Weldon R. Humphries	—	—

(1)
Mr. Davis earned $6,000 for additional work he performed as a member of the audit committee in 2011.

              During 2011, we paid our directors other than Mr. Roberts an annual fee of $18,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. We paid additional compensation of $1,000 per month to Mr. Jones for serving as the chairman of the audit committee, the nominating and governance committee, and, during his tenure in that role, the compensation committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Common Stock and Units

              The table on the following page describes the beneficial ownership of shares of our common stock as of February 22, 2012 for:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Underlying Units Beneficially Owned	Total	Percent of Class(1)
Charles S. Roberts	3,228,504	1,166,920(2)	4,395,424	38.1%
John L. Davis	27,852	—	27,852	*
Charles R. Elliott	46,200	—	46,200	*
Weldon R. Humphries	62,029(3)	—	62,029	*
Wm. Jarell Jones	52,300(4)	—	52,300	*
All directors and executive officers as a group: (5 persons)(3)	3,416,885	1,166,920	4,583,805	39.7%

*
Less than 1%.
(1)
The total number of shares outstanding used in calculating this percentage is (a) 10,374,518, the number of shares outstanding as of February 22, 2012, plus (b) 1,166,920, the number of shares underlying units beneficially owned as of February 22, 2012.
(2)
Reflects Mr. Roberts' beneficial ownership of 708,512 units, each of which is exchangeable for 1.647 shares of our common stock.
(3)
Owned indirectly through Humphries Living Trust.
(4)
Includes 3,332 shares owned by Mr. Jones' wife, to which Mr. Jones disclaims beneficial ownership.

Equity Compensation Plan Information

              The following table provides equity compensation plan information at December 31, 2011. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. Under the Plan as amended on January 27, 2009, we could grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. Subsequent grants of restricted stock have reduced the number of shares available to be granted under the Plan to the number shown.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	596,212
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	596,212

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

General

              Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty owns an 82.74% interest in the operating partnership as of February 22, 2012 and is its sole general partner. Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, owns all of the outstanding shares of each of the Roberts Companies. As explained below, we have entered into transactions with the Roberts Companies and paid them to perform services for us.

              Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which our officers, directors, and certain other "related persons" as defined in the SEC rules had or will have a direct or indirect material interest. Notes 3 and 10 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section.

Transactions with the Roberts Companies

              Overview.    We have paid fees to the Roberts Companies for various services and will continue to do so in the future. We have purchased properties from Roberts Properties, we have entered into an agreement to sell a property to Roberts Properties, we reimburse Roberts Properties for the costs of certain services and personnel the Roberts Companies provide to us, and we have retained the Roberts Companies for development services and construction services for some of our land parcels, as well as to renovate and reposition apartment communities that we have purchased. Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide some of these services for the following 23 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143. All of these communities were sold for a substantial profit.

		Name of Community	Number of Units	Year Sold	Sales Price	Sales Price Per Unit
+	*	Addison Place Townhomes (Phase I)	118	2008	$20,000,000	$169,492
+	*	Addison Place Apartments (Phase II)	285	2008	40,000,000	140,351
+	*	Ballantyne Place	319	2005	37,250,000	116,771
	*	St. Andrews at The Polo Club	200	2004	36,000,000	180,000
+	*	Preston Oaks (Phase I)	189	2004	23,762,500	125,728
+	*	Preston Oaks (Phase II)	24	2004	3,017,500	125,728
+	*	Bradford Creek	180	2004	18,070,000	100,389
+	*	Veranda Chase	250	2004	23,250,000	93,000
+	*	Plantation Trace (Phase I)	182	2004	16,866,400	92,673
+	*	Plantation Trace Townhomes (Phase II)	50	2004	4,633,600	92,673
+	*	River Oaks	216	2004	20,000,000	92,593
+	*	Highland Park	188	2003	17,988,143	95,682
+	*	Rosewood Plantation	152	2001	14,800,000	97,368
+	*	Crestmark Club (Phase I)	248	2001	18,562,874	74,850
+	*	Crestmark Club (Phase II)	86	2001	6,437,126	74,850
+	*	Ivey Brook	146	2000	14,550,000	99,658
+	*	Bentley Place	117	1999	8,273,000	70,709
	*	Windsong	232	1998	9,750,000	42,026
	*	Laurelwood	207	1997	10,601,000	51,213
+		Wynfield Trace	146	1995	10,865,000	74,418
+		Bridgewater	532	1995	39,535,000	74,314
+		Autumn Ridge	113	1995	7,750,000	68,584
+		Governor's Pointe	468	1986	29,739,000	63,545

Total			4,648		$431,701,143

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

We occupy a portion of the third floor in the building, and we lease the remaining space on that floor to the Roberts Companies. Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.

              Effective as of January 1, 2010, we renewed our leases with the Roberts Companies. Both leases were for a one-year term with a rental rate of $18.53 per rentable square foot. The effective rental rate was consistent with an October 2009 lease agreement between us and an unrelated third party at the Northridge office building. Effective as of January 1, 2011, we renewed our leases with the Roberts Companies for a one-year term with a new rental rate of $17.50 per rentable square foot. Effective as of January 1, 2012, Roberts Realty again renewed its leases with the Roberts Companies for a one-year term at the same rental rate of $17.50 per rentable square foot. We recognized total rental income from Roberts Properties and Roberts Construction of $96,342 for the year ended December 31, 2010 and $69,495 for the year ended December 31, 2011.

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

              Development Fees.    Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. We have entered into a design and development agreement with Roberts Properties for the Highway 20 project listed in the following table for which we made payments to Roberts Properties in 2010 and 2011:

	Total Contract Amount	Amounts Incurred in 2010	Amounts Incurred in 2011	Remaining Contractual Commitment
Highway 20	$1,050,000	$225,000	$300,000	$425,000

              Construction Contracts.    We have entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts during 2011 and 2010.

	Amounts Incurred for Labor and Materials Costs for the Twelve Months Ended December 31,		Amounts Incurred for 5% Profit and 5% Overhead for the Twelve Months Ended December 31,
	2011	2010	2011	2010
Bradley Park	$8,015	$39,039	$802	$3,904
Northridge	201,517	160,148	20,152	16,015
Peachtree Parkway	27,115	2,981	2,711	298
North Springs	8,757	8,039	876	804
Highway 20	13,061	—	1,306	—

Totals	$258,465	$210,207	$25,847	$21,021

              Other Payments to Roberts Construction.    At our request, Roberts Construction performed repairs and tenant improvements for new leases at our retail centers and office building. In 2011, we incurred $93,493 for labor and materials costs and $9,349 for the 10% (5% profit and 5% overhead) paid to Roberts Construction. In 2010, we incurred $161,939 for labor and materials costs and $16,194 for the 10% (5% profit and 5% overhead) paid to Roberts Construction.

              Other Fees & Reimbursements to Roberts Properties.    We reimbursed Roberts Properties $19,417 in 2011 and $7,987 in 2010 for our operating costs and other expenses.

              We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2011. Under the terms of the arrangement, we reimburse Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, we incurred $211,707 in 2011 and $203,601 in 2010.

              Pending Sale of Northridge.    On June 30, 2011, we entered into a contract to sell the Northridge property to Roberts Properties, Inc. for a total cash sales price of $5,363,789. Although the closing was originally scheduled to occur on or before October 31, 2011, Roberts Properties requested an extension of the closing date in October 2011 to have the necessary time to resolve certain site conditions, construction code compliance and permitting issues that it encountered during its due diligence period. Based on the severity of these issues, we agreed to the extension, and the sales contract was amended to extend the closing date to December 30, 2011.

              In December 2011, Roberts Properties submitted a revised contract offer to us of $4,000,000, due to the substantially increased costs of construction for the project caused by site conditions, construction code compliance and permitting issues, as determined by Roberts Properties' engineers and architects. After further negotiations with Roberts Properties, on December 19, 2011 our audit committee agreed to and approved a second amendment to the sales contract for a sales price of $4,070,000. Under this amendment, the closing date of the sale was extended to March 30, 2012 and all of the other terms and conditions of the contract remain the same. Roberts Properties continues to be obligated to reimburse the company for $303,789 of certain development and construction expenses incurred before June 30, 2011, for a total cash sales price of $4,373,789. Additionally, Roberts Properties remains obligated to reimburse us for any development and construction expenses incurred from June 30, 2011 until the closing date of March 30, 2012.

Determination of Director Independence

              We have established an audit committee, a nominating and governance committee and a compensation committee. Our audit committee is composed of Mr. Jones (Chairman), Mr. Davis, and Mr. Humphries. Our board of directors has determined that each member of the audit committee is "independent" under SEC Rule 10A-3 and Section 803A of the NYSE Amex Equities exchange listing standards. Our compensation committee is composed of Mr. Davis (Chairman), Mr. Jones, and Mr. Humphries, and our nominating and governance committee is composed of Mr. Jones (Chairman) and Mr. Davis. Our board of directors has determined that each of Mr. Davis, Mr. Jones, and Mr. Humphries is "independent" within the meaning of Section 803A of the NYSE Amex Equities exchange listing standards. There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

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

              The board of directors is subject to provisions of Georgia law that are designed to eliminate or minimize potential conflicts of interest. Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the board of directors. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director's judgment may not be enjoined, set aside, or give rise to damages on the grounds of that interest if either:

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

              Under our Code of Business Conduct and Ethics, a "conflict of interest" occurs when an individual's private interest interferes or appears to interfere with the interests of the company. A conflict of interest can arise when a director or officer takes actions or has interests that may make it difficult to perform his or her work for us objectively and effectively. For example, a conflict of interest would arise if a director or officer, or a member or his or her family, receives improper personal benefits as a result of his or her position in the company.

              Our Code of Business Conduct and Ethics provides that a conflict of interest situation involving directors or executive officers may include the following:

  •
  any significant ownership interest in any service provider;
  •
  any consulting or employment relationship with any service provider, supplier, or competitor;
  •
  any outside business activity that detracts from an individual's ability to devote appropriate time and attention to his or her responsibilities with the company;
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

              Reznick Group ("Reznick") is our independent registered public accounting firm.

Audit Fees

  For 2011

              The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for 2011, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2011, were $135,000.

  For 2010

              The aggregate fees billed by Reznick for professional services rendered for the audit of our annual financial statements for 2010, and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2010, were $150,000.

Audit-Related Fees

  For 2011

              Reznick provided professional services in the amounts of $22,500 that were reasonably related to the performance of the audit of our 2011 financial statements, but which are not reported under Audit Fees above.

  For 2010

              We did not engage Reznick to provide, and Reznick did not bill us for, professional services that were reasonably related to the performance of the audit of our 2010 financial statements, but which are not reported under Audit Fees above.

Tax Fees

  For 2011

              The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for 2011, were $18,000.

  For 2010

              The aggregate fees billed by Reznick for professional services rendered related to tax compliance, tax advice and tax planning for 2010, were $18,000.

All Other Fees

              Reznick did not bill us for any services for the fiscal years ended December 31, 2011 and December 31, 2010 other than for the services described above.

Pre-Approval Policy

              Our audit committee pre-approval guidelines with respect to pre-approval of audit and non-audit services are summarized below.

              General.    The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the audit committee. Any proposed services exceeding pre-approved cost levels requires specific pre-approval by the audit committee.

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

              Tax Services.    The audit committee believes that the independent auditor can provide tax services to us, such as tax compliance, tax planning and tax advice, without impairing the auditor's independence. The audit committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

              All Other Services.    The audit committee has granted pre-approval to those permissible non-audit services classified as "all other services" that it believes are routine and recurring services, and would not impair the independence of the auditor.

              Pre-Approval Fee Levels.    To facilitate management's day-to-day conduct of our business, the audit committee deemed it advisable and in our best interests to permit certain routine, non-audit services without the necessity of pre-approval by the audit committee. Therefore, the audit committee expects to establish a pre-approval fee level per engagement. Any proposal for services exceeding this level will require specific pre-approval by the audit committee. Although management may engage non-audit services from our independent auditor within this limit, management cannot enter into any engagement that would violate the SEC's rules and regulations related to auditor independence. These non-audit service engagements are to be reported to the audit committee as promptly as practicable.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
(1) and (2). Financial Statements and Schedules.

  The financial statements listed below are filed as part of this annual report on the pages indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc., a Georgia corporation, and its subsidiary (together, the "Company"), as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Atlanta, Georgia
March 2, 2012

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
REAL ESTATE ASSETS:
Land	$6,148,325	$5,272,377
Buildings and improvements	10,717,563	10,717,563
Furniture, fixtures and equipment	445,696	445,696

	17,311,584	16,435,636
Less: accumulated depreciation	(3,383,321)	(2,928,749)

Operating real estate assets	13,928,263	13,506,887
Construction in progress and real estate under development	29,628,000	36,419,589
Real estate assets held for sale	4,373,789	6,517,178

Net real estate assets	47,930,052	56,443,654
CASH AND CASH EQUIVALENTS	568,191	3,716,393
RESTRICTED CASH	1,014,989	1,140,492
DEFERRED FINANCING & LEASING COSTS – Net of accumulated amortization of $177,600 and $126,374 at December 31, 2011 and December 31, 2010, respectively	96,475	149,493
LEASE INTANGIBLES – Net of accumulated amortization of $386,996 and $324,847 at December 31, 2011 and December 31, 2010, respectively	66,177	128,326
DUE FROM AFFILIATES	242,182	–
OTHER ASSETS – Net	130,678	197,711
ASSETS RELATED TO DISCONTINUED OPERATIONS	7,553	6,403,264

	$50,056,297	$68,179,333

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage notes payable	$9,960,148	$10,264,223
Land notes payable	14,130,000	14,400,000
Accounts payable and accrued expenses	336,044	312,796
Due to affiliates	27,420	33,978
Security deposits and prepaid rents	66,296	80,036
Liabilities related to discontinued operations	7,665	6,609,670

Total liabilities	24,527,573	31,700,703

COMMITMENTS AND CONTINGENCIES (Note 11)
NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	4,406,258	6,372,817

SHAREHOLDERS' EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,374,518 and 10,349,065 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	103,745	103,491
Additional paid-in capital	31,397,390	31,305,781
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(10,307,337)	(1,232,127)

Total shareholders' equity	21,122,466	30,105,813

	$50,056,297	$68,179,333

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
OPERATING REVENUES:
Rental operations	$1,084,601	$1,294,320
Other operating income	174,806	196,786

Total operating revenues	1,259,407	1,491,106

OPERATING EXPENSES:
Personnel	–	9,820
Utilities	126,543	123,597
Repairs and maintenance	169,884	113,634
Real estate taxes	273,825	269,880
Marketing, insurance and other	45,178	53,563
General and administrative expenses	1,357,252	1,749,474
Gain on disposal of assets	(8,550)	(15,921)
Impairment loss on real estate assets	9,500,744	2,644,963
Depreciation and amortization expense	516,919	596,863

Total operating expenses	11,981,795	5,545,873

LOSS FROM OPERATIONS	(10,722,388)	(4,054,767)

OTHER (EXPENSE) INCOME:
Loss on extinguishment of debt	–	(2,989,396)
Gain on sale of available for sale securities	–	18,230
Interest income	12,996	41,783
Interest expense	(1,261,715)	(1,015,505)
Amortization of deferred financing and leasing costs	(97,841)	(130,837)

Total other expense	(1,346,560)	(4,075,725)

LOSS FROM CONTINUING OPERATIONS	(12,068,948)	(8,130,492)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,083,341	(3,307,902)

NET LOSS	(10,985,607)	(11,438,394)
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,910,397)	(2,030,315)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,075,210)	$(9,408,079)

LOSS PER COMMON SHARE—BASIC AND DILUTED (Note 6):
Loss from continuing operations – basic and diluted	$(0.96)	$(0.65)
Income (loss) from discontinued operations – basic and diluted	0.09	(0.27)

Net loss – basic and diluted	$(0.87)	$(0.92)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Shares
					Accumulated Other Comprehensive Income	(Accumulated Deficit) Retained Earnings
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares			Total Shareholders' Equity
BALANCE AS OF DECEMBER 31, 2009	10,205,749	$102,058	$30,948,377	$(71,332)	$9,722	$8,175,952	$39,164,777

Comprehensive income
Other comprehensive loss					(9,722)		(9,722)
Net loss						(9,408,079)	(9,408,079)

Total comprehensive loss							(9,417,801)

Restricted shares issued	50,000	500	(500)				–
Share-based compensation expense			1,174				1,174
Conversion of operating partnership units to common shares	93,316	933	143,820				144,753
Adjustment for noncontrolling interest in the operating partnership			212,910				212,910

BALANCE AS OF DECEMBER 31, 2010	10,349,065	$103,491	$31,305,781	$(71,332)	$–	$(1,232,127)	$30,105,813

Net loss						(9,075,210)	(9,075,210)

Total comprehensive loss							(9,075,210)

Share-based compensation expense	_		35,701				35,701
Conversion of operating partnership units to common shares	25,453	254	44,255				44,509
Adjustment for noncontrolling interest in the operating partnership			11,653				11,653

BALANCE AS OF DECEMBER 31, 2011	10,374,518	$103,745	$31,397,390	$(71,332)	$–	$(10,307,337)	$21,122,466

              See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(10,985,607)	$(11,438,394)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(1,083,341)	3,307,902
Depreciation and amortization	614,760	727,700
Loss on extinguishment of debt	–	2,989,396
Impairment loss on real estate assets	9,500,744	2,644,963
Gain on sale of available for sale securities	–	(18,230)
Amortization of above and below market leases	(11,899)	(11,774)
Amortization of deferred compensation	35,701	1,174
Gain on disposal of assets	(8,550)	(15,921)
Increase in due from affiliates	(242,182)	–
Decrease (increase) in other assets	78,800	(53,733)
(Decrease) increase in due to affiliates	(11,577)	6,448
Decrease in accounts payable, accrued expenses and other liabilities relating to operations	(6,154)	(86,057)

Net cash used in operating activities from continuing operations	(2,119,305)	(1,946,526)
Net cash used in operating activities from discontinued operations	(75,145)	(430,337)

Net cash used in operating activities	(2,194,450)	(2,376,863)

INVESTING ACTIVITIES:
Proceeds from sale of available for sale securities	–	46,685
Proceeds from sale of furniture, fixtures and equipment	8,550	22,930
Payment of leasing costs	–	(1,200)
Decrease (increase) in restricted cash	125,503	(64,200)
Increase (decrease) in accounts payable, accrued expenses and other liabilities relating to investing activities	15,662	(6,303)
Increase in due to affiliates relating to investing activities	5,019	–
Development and construction of real estate assets	(565,765)	(1,184,706)

Net cash used in investing activities from continuing operations	(411,031)	(1,186,794)
Net cash provided by investing activities from discontinued operations	76,176	115,888

Net cash used in investing activities	(334,855)	(1,070,906)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(304,075)	(281,459)
Payment of loan costs	(44,822)	(110,117)
Principal repayments of land notes payable	(270,000)	(275,000)
Decrease in restricted cash relating to financing activities	–	5,000
Decrease in accounts payable, accrued expenses and other liabilities relating to financing activities	–	(13,333)

Net cash used in financing activities from continuing operations	(618,897)	(674,909)
Net cash used in financing activities from discontinued operations	–	(66,700)

Net cash used in financing activities	(618,897)	(741,609)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,148,202)	(4,189,378)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,716,393	$7,905,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$568,191	$3,716,393

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $81,940 and $491,775 for the twelve months ended December 31, 2011 and December 31, 2010, respectively	$1,261,340	$1,265,480

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Development and construction of real estate assets due to but not paid to affiliates	$–	$5,019

Conversion of operating partnership units to common shares	$44,509	$144,753

Adjustments to noncontrolling interest in the operating partnership	$11,653	$212,910

NON-CASH SALE OF LAND HELD FOR INVESTMENT:
Sale of land held for investment	$–	$9,009,124

Decrease in other assets—net	$–	$64

Extinguishment of land notes payable	$–	$(6,019,792)

NON-CASH DISPOSITION OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:
Disposition of real estate assets related to discontinued operations	$5,307,872	$5,627,178

Decrease in assets related to discontinued operations	$21,317	$122,778

Extinguishment of liabilities related to discontinued operations	$6,974,451	$(6,019,792)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS AND ORGANIZATION

    Roberts Realty Investors, Inc. ("Roberts Realty"), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily residential communities. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust ("REIT").

    Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "operating partnership"), or the operating partnership's three wholly owned subsidiaries, which are Delaware limited liability companies. Roberts Realty controls the operating partnership as its sole general partner and majority owner. Roberts Realty had an 82.74% ownership interest in the operating partnership at December 31, 2011 and an 82.53% ownership interest in the operating partnership at December 31, 2010.

    At December 31, 2011, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

    •
    two neighborhood retail centers totaling 49,999 square feet;
    •
    one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty's corporate headquarters;
    •
    four tracts of land totaling 95 acres in various phases of development and construction; and
    •
    one 11-acre tract of land currently under contract to be sold (see Note 10 – Related Party Transactions).

    Management's Business Plan.    Management continues to focus on improving Roberts Realty's liquidity and balance sheet. Roberts Realty's primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty's negative cash flow is primarily due to its five tracts of land and low occupancy rates at its retail centers and office building. As of December 31, 2011, Roberts Realty has three loans with a total principal balance of $14,130,000 that mature within the next 12 months. Management's plan is to renew these loans as they come due and extend their maturity dates at least 12 months. Management believes that its long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend these loans or find alternative funding and raise additional capital for development. However, current economic conditions and the tight lending environment create uncertainty regarding whether these maturing loans will be extended or refinanced as planned. If Roberts Realty were required to use its current cash balances to pay down these loans, those repayments and the corresponding reductions in Roberts Realty's cash could adversely affect Roberts Realty's ability to execute its plans as described further below.

    Management believes that the most important uses of Roberts Realty's capital resources will be:

    (a)
    to provide working capital to cover its negative operating cash flow; and
    (b)
    to invest in the development of its land parcels to enable it to raise the required equity to construct these new multifamily communities.

    Management is focusing on its core business of developing, constructing, managing, and selling high quality multifamily communities for cash flow and long-term appreciation. Management has significantly reduced Roberts Realty's debt and decreased its negative cash flow and intends to continue these efforts.

    Retail Centers and Office Building.    Because the retail sector took the brunt of the severe recession, Roberts Realty's retail centers have struggled with occupancy. Management anticipates that the performance of the retail centers will continue to be weak for the foreseeable future. Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging. In spite of this difficult environment, however, management is committed to increasing the occupancy of both the retail centers and office building so they can be positioned for sale. In addition to considering the sale of the Bassett and Spectrum retail centers and the Northridge office building, Roberts Realty may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types. Roberts Realty also intends to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

    As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective, Roberts Realty elected in July 2010 to suspend debt service payments on the Grand Pavilion retail center and allowed the nonrecourse loan to go into default. On October 4, 2011, the lender foreclosed on Grand Pavilion, thereby reducing Roberts Realty's annual negative cash flow by approximately $625,000 and discharging Roberts Realty of any further obligations on this nonrecourse loan.

    Land Parcels Held for Development and Construction.    Roberts Realty intends to move forward with the development and construction of its Bradley Park multifamily community. Despite the very challenging economic conditions, management believes this is an opportune time to create new multifamily assets. Management believes that in this difficult economic climate, Roberts Realty can build at lower construction costs and create value for shareholders as Roberts Realty has historically done during economic downturns and recessions. Roberts Realty is currently seeking to raise the equity and obtain the construction loans for the Bradley Park community. Roberts Realty currently estimates the remaining construction costs to construct this community to be approximately $14,695,000.

    To provide the equity for construction, Roberts Realty may sell one or more of its land parcels to independent purchasers. Roberts Realty is also considering forming joint ventures and partnerships, and raising private equity. Roberts Realty is also in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors. Roberts Realty may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties as it has agreed to with the Northridge land parcel. Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily community.

    Sales Contract for the Sale of Northridge.    As a part of Roberts Realty's strategy to address its needs for liquidly and capital resources, the operating partnership entered into a contract on June 30, 2011 to sell its 11-acre Northridge land parcel to Roberts Properties. Under the terms of the contract as amended in October and December 2011, the purchase price is $4,070,000, plus the reimbursement of certain development and construction expenses in the amount of $303,789. The closing is scheduled to occur on or before March 30, 2012.

    Possible Sale, Merger, or Business Combination.    In June 2011, in an effort to maximize shareholder value, Roberts Realty retained the services of Sandler O'Neill + Partners, L.P. to explore potential strategic alternatives for the REIT. In 2010 and 2011, Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. Roberts Realty has entered into mutual confidentiality agreements with 50 different entities and discussions are ongoing with several of them. To date, Roberts Realty has not entered into any definitive agreement for such a transaction. Management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward shareholders and maximize their value.

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

    Noncontrolling Interest – Operating Partnership.    Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption, or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted for redemption.

    The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership's net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock. The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.39% for 2011 and 17.75% for 2010. There were 1,314,285 units outstanding as of December 31, 2011 and 1,329,738 units outstanding as of December 31, 2010. The noncontrolling interest of the unitholders was $4,406,258 at December 31, 2011 and $6,372,817 at December 31, 2010.

    Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in Roberts Realty's consolidated statements of shareholders' equity.

    The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the twelve months ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Beginning balance	$6,372,817	$8,760,795
Net loss attributable to noncontrolling interest	(1,910,397)	(2,030,315)
Redemptions of noncontrolling partnership units	(44,509)	(144,753)
Adjustments to noncontrolling interest in the operating partnership	(11,653)	(212,910)

Ending balance	$4,406,258	$6,372,817

    Real Estate Assets and Depreciation.    Real estate assets are recorded at depreciated cost less reductions for impairment, if any. On January 1, 2009, Roberts Realty adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820-10, Fair Value Measurements and Disclosures – Overall, to measure its non-financial assets and liabilities at fair value on a nonrecurring basis. Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined from an appraisal, discounted cash flow analysis, or other valuation technique. The analysis conducted by Roberts Realty in determining impairment losses is described in Note 8 – Impairment Loss on Real Estate Assets.

    The purchase price of acquired real estate assets is allocated to land, building, and intangible assets in accordance with FASB ASC Topic 805, Business Combinations. Roberts Realty allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases, and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The combined net value of above and below market leases acquired, net of accumulated amortization, was ($15,894) and ($27,793), and the unamortized remaining values are included in other assets on the consolidated balance sheets at December 31, 2011 and 2010, respectively. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization (a) are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable and (b) are tested at least annually.

    Expenditures directly related to the development, acquisition, and improvement of real estate assets are capitalized at cost as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, and insurance are capitalized. Interest expense is capitalized on qualifying assets during construction using a weighted average interest rate for all indebtedness. Interest capitalized was $81,940 for 2011 and $491,775 for 2010. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the lease.

    Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of the in-place leases and any tenant improvement allowance is included in the depreciation and amortization expense on the operating statement with the operating real estate depreciable assets. Depreciation and amortization expense was $516,919 in 2011 and $596,863 in 2010.

    Roberts Realty recognizes gains on sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, Roberts Realty defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of Roberts Realty's assets as of December 31, 2011 and 2010.

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

    Restricted Cash.    Restricted cash consists of retail and office security deposits, lender escrows held by third parties, and interest reserves held by lenders.

    Investments.    Roberts Realty classifies its marketable equity securities as available-for-sale, and marketable equity securities are reported at fair value in "Investments" on the consolidated balance sheets. Unrealized gains and losses on available-for-sale securities are excluded from income and are reported as other comprehensive income in shareholders' equity. In 2011 the company had no marketable security transactions. During 2010, Roberts Realty sold its available-for-sale securities and recognized an $18,230 gain from the sale. Roberts Realty measures the fair value of its marketable equity securities at quoted market prices in accordance with FASB ASC Topic 820-10, Fair Value Measurements.

	Proceeds from Sale	Realized Gains	Cost Basis
Marketable equity securities	$46,685	$18,230	$28,455

    Deferred Financing Costs.    Deferred financing costs include fees and costs incurred to obtain financing and are amortized on the straight-line method over the terms of the related debt. Although accounting principles generally accepted in the U.S. ("GAAP") require that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Amortization of deferred financing costs was $84,293 for 2011 and $120,126 for 2010.

    Revenue Recognition.    Roberts Realty leases its multifamily properties under operating leases with terms generally one year or less. (Roberts Realty currently owns no multifamily communities and did not own any multifamily communities in 2011 or 2010.) Commercial leases for Roberts Realty's retail and office properties generally have terms of three to five years, with options to renew for an additional three to five years. Roberts Realty recognizes revenue for reimbursements from retail tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses such as electricity, water, sewer, and trash removal. Rental income from multifamily properties is recognized when collected and rental income from retail and office properties is recognized when earned, which materially approximates revenue recognition on a straight-line basis. At December 31, 2011, future minimum rentals to be received by Roberts Realty under its retail and office leases, excluding reimbursements for operating expenses, are as follows:

Year	Amount
2012	$1,054,638
2013	491,849
2014	290,520
2015	178,399
2016	155,904
Thereafter	42,009

Total	$2,213,319

    Income Taxes.    Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), since 1994. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes each year at least 90% of its taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. As long as Roberts Realty continues to maintain its qualification as a REIT, it generally will not be subject to federal income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. A reconciliation of Roberts Realty's net loss to its taxable loss for the years ending December 31, 2011 and 2010 is shown below.

	2011	2010
Net loss	$(9,075,210)	$(9,408,079)
Adjustments to net loss:
Loss on disposition of real estate assets	(2,301,940)	1,940,814
Gain from disposal of assets	–	(7,590)
Depreciation	73,534	174,470
Prepaid and straight-line rents	72,132	17,163
Unearned compensation	29,492	966
Interest expense	(67,688)	(404,475)
Bad debt	(94,575)	(166,783)
Meals and entertainment	923	725
Impairment loss on real estate assets	7,848,284	4,383,505
Charitable contribution carryover	826	2,056
Other	–	219

Taxable (loss) income before net operating losses and dividends paid deduction	$(3,514,222)	$(3,467,009)

Dividends paid deduction	–	–
Net operating loss deduction	–	–

Taxable loss	$(3,514,222)	$(3,467,009)

    Tax Status of Distributions.    Roberts Realty did not declare a dividend or special distribution during 2011 or 2010.

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

    Recent Accounting Pronouncements.    ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04. The objective of this ASU is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards ("IFRSs"), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The guidance in this ASU requires retrospective application, and Roberts Realty will be required to implement it beginning January 1, 2012. Roberts Realty does not anticipate that the implementation of this pronouncement will have a material effect on its financial statements.

    ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.    In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in this ASU requires retrospective application, and Roberts Realty will be required to implemented it beginning January 1, 2012. Roberts Realty does not anticipate that the implementation of this pronouncement will have a material effect on its financial statements.

    Certain reclassifications of prior year's balances have been made to conform to the current format.

3.         ACQUISITIONS AND DISPOSITIONS

    As Roberts Realty has previously stated in its annual and quarterly reports its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective, Roberts Realty elected in July 2010 to suspend debt service payments on the Grand Pavilion retail center and allowed the nonrecourse loan to go into default. On October 4, 2011, the lender foreclosed on Grand Pavilion, thereby extinguishing Roberts Realty's nonrecourse mortgage debt. See Note 4 – Discontinued Operations.

    On June 30, 2010, Roberts Realty sold its 44,293 square foot Addison Place Shops retail center and its 44-acre Westside land parcel to the lender for the debt secured by those properties. See Note 4 – Discontinued Operations.

4.         DISCONTINUED OPERATIONS

    Roberts Realty reports the results of operations and the gains or losses from sold properties in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall. Gains and losses and results of operations from sold properties are listed separately on the consolidated statements of operations. Interest expense on any sold property, along with all expenses related to the retirement of debt, are included in discontinued operations in the year incurred on the consolidated statements of operations.

    As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective and Grand Pavilion's approximately $625,000 in annual negative cash flow, Roberts Realty elected in July 2010 not to make any further debt service payments on Grand Pavilion. As a result, on October 4, 2011, an entity affiliated with or directed by the lender foreclosed on Grand Pavilion, thereby extinguishing Roberts Realty's $6,433,286 nonrecourse mortgage note payable plus $435,689 in accrued interest. As a result:

    •
    Roberts Realty has no further obligations to the lender for this loan; and
    •
    Roberts Realty recorded a $1,559,348 gain on extinguishment of debt because the loan amount exceeded the carrying value of Grand Pavilion.

    Accordingly, the operations of the Grand Pavilion retail center have been accounted for as discontinued operations.

    During 2010, the Grand Pavilion retail center's carrying value was adjusted to its fair value resulting in a non-cash impairment loss of $2,180,632. See Note 8 – Impairment Loss on Real Estate Assets.

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

    During 2010, the Addison Place retail center was adjusted to its fair value, and a non-cash impairment loss of $504,020 was recorded. See Note 8 – Impairment Loss on Real Estate Assets. The property was sold for its debt, which exceeded the carrying value of the property. Therefore, Roberts Realty recorded a $269,836 gain on the extinguishment of debt.

    The following table summarizes the discontinued operations for the twelve months ended December 31, 2011 and 2010:

 Discontinued Operations

	December 31,
	2011	2010
OPERATING REVENUES:
Rental operations	$110,542	$392,240
Other operating income	26,533	87,341

Total operating revenues	137,075	479,581

OPERATING EXPENSES:
Personnel	313	7,416
Utilities	47,640	95,679
Repairs and maintenance	78,280	46,151
Real estate taxes	75,353	125,527
Marketing, insurance and other	24,850	34,719
General and administrative expenses	31,000	214,071
Loss on disposal of asset	–	4,153
Loss on leasehold improvements and leasing costs	–	83,557
Impairment loss on real estate assets	–	2,684,652
Depreciation and amortization expense	78,080	270,981

Total operating expenses	335,516	3,566,906

LOSS FROM OPERATIONS	(198,441)	(3,087,325)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	1,559,348	269,836
Interest expense	(267,818)	(473,072)
Amortization of deferred financing & leasing costs	(9,748)	(17,341)

Total other income (expense)	1,281,782	(220,577)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,083,341	$(3,307,902)

5.         NOTES PAYABLE

    Roberts Realty has two types of debt:

      1.    Mortgage notes secured by its operating properties; and

      2.    Land loans used to purchase undeveloped land.

    The details of each of the two types of debt are summarized below. For each loan excluding the permanent mortgage notes secured by the retail centers, the operating partnership or its wholly owned subsidiary is the borrower, and Roberts Realty is the guarantor.

    Mortgage Notes.    The permanent mortgage notes payable secured by Roberts Realty's operating properties at December 31, 2011 and 2010 were as follows (in order of maturity date):

		Interest Rate as of 12/31/11
			Principal Outstanding
Property Securing Mortgage	Maturity		12/31/11	12/31/10
Northridge Office Building	8/10/13	4.50%	$2,698,333	$2,858,333
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,784,858	4,881,585
Bassett Retail Center	10/01/19	8.47%	2,476,957	2,524,305

Total			$9,960,148	$10,264,223

    Roberts Realty's Northridge office building secures a loan with a principal balance of $2,698,333 as of December 31, 2011 and $2,858,333 as of December 31, 2010. On September 30, 2010, Roberts Realty renewed its $2,898,333 Northridge office building loan and extended the maturity date of the loan to August 10, 2013. Under the terms of the renewal, Roberts Realty will make monthly payments consisting of a fixed principal amount of $13,333 and interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.50% per annum.

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

    Land Loans.    The loans secured by Roberts Realty's land parcels at December 31, 2011 and 2010 were as follows (in order of maturity date):

		Interest Rate as of 12/31/11
Land Parcel Securing Mortgage			Principal Outstanding
	Maturity		12/31/11	12/31/10
Highway 20	04/08/12	5.50%	$2,955,000	$3,225,000
Bradley Park	04/30/12	4.50%	3,000,000	3,000,000
Peachtree Parkway	07/31/12	5.00%	8,175,000	8,175,000

Total			$14,130,000	$14,400,000

    Roberts Realty's Highway 20 land secures a loan with a principal balance of $2,955,000 as of December 31, 2011. On October 29, 2010, Roberts Realty renewed this loan and paid down its principal amount by $185,000. The renewed loan has a maturity date of April 8, 2012. Under the terms of the renewal, Roberts Realty will make monthly payments consisting of a fixed principal amount of $30,000 for the first 12 months along with interest at the prime rate, with an interest rate floor of 5.50% per annum. The last six monthly payments will be interest only at the above-described rates.

    Roberts Realty's Bradley Park land secures a loan with a principal balance of $3,000,000 as of December 31, 2011. On February 9, 2010, Roberts Realty renewed this loan and extended its maturity date to April 28, 2011. On December 29, 2010, Roberts Realty again renewed and extended this loan to April 30, 2012. The loan requires monthly payments of interest only at the 30-day LIBOR index rate plus 300 basis points, with an interest rate floor of 4.50%. See Note 12 – Subsequent Events.

    Roberts Realty's Peachtree Parkway land secures a loan with a principal balance of $8,175,000 as of December 31, 2011. On June 23, 2011, Roberts Realty renewed this loan and extended its maturity date to July 31, 2012. At the closing, Roberts Realty established a $458,750 interest reserve with the lender to fund the interest payments for the next 12 months. Under the terms of the renewed loan, Roberts Realty will make monthly payments of interest only at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.00% per annum. The loan is secured by Roberts Realty's Peachtree Parkway property and its North Springs property.

    The scheduled principal payments of all debt outstanding at December 31, 2011 are as follows:

2012	$14,430,154
2013	2,701,987
2014	4,644,299
2015	66,124
2016	71,471
Thereafter	2,176,113

Total	$24,090,148

    At December 31, 2011, the weighted average interest rate on Roberts Realty's short-term debt was 5.0%. The amount of interest expense that was capitalized was $81,940 in 2011 and $491,775 for 2010. Fixed rate mortgage debt with an aggregate carrying value of $7,261,815 at December 31, 2011 has an estimated approximate fair value of $7,394,263 based on interest rates available to Roberts Realty for debt with similar terms and maturities, excluding any adjustment for nonperformance risk. Real estate assets having a combined depreciated cost of $13,052,314 served as collateral for the outstanding mortgage notes at December 31, 2011.

6.         SHAREHOLDERS' EQUITY

    Exchanges of Units for Shares.    In accordance with the revised conversion ratio explained in Note 2, a total of 56,656 units were exchanged for 93,316 shares during 2010, and a total of 15,454 units were exchanged for 25,453 shares during 2011. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty's stock price on the date of conversion.

    Restricted Stock.    Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the "Plan") in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties, Inc. ("Roberts Properties") and Roberts Properties Construction, Inc. ("Roberts Construction," and together with Roberts Properties, the "Roberts Companies"). Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. Under the Plan as amended, Roberts Realty may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the compensation committee of Roberts Realty's board of directors.

    FASB ASC Topic 718, Compensation – Stock Compensation, requires share-based compensation cost to be measured at the date of grant based on the fair value of the award and to be recognized in the statements of operations as an expense on a straight line basis over the requisite service period, which is the vesting period.

    There were 50,000 unvested shares of restricted stock outstanding at December 31, 2011 and December 31, 2010. During 2010, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties. The grant includes a service based vesting period of two years. Compensation expense related to the restricted stock grant was $35,701 and $1,174 in 2011 and 2010, respectively.

    The following table shows the restricted stock activity for 2011 and 2010:

	Number of Unvested Shares of Restricted Stock	Weighted Grant Date Fair Value Per Share
Balance at December 31, 2009	N/A
Granted	50,000	$1.43
Forfeited	–	–
Vested	–	–

Balance at December 31, 2010	50,000	–

Granted	–	–
Forfeited	–	–
Vested	–	–

Balance at December 31, 2011	50,000

    Quarterly Dividends.    Roberts Realty has not paid regular quarterly dividends since the third quarter of 2001.

    Treasury Stock.    In September 1998, Roberts Realty's board of directors authorized a stock repurchase plan of up to 400,000 shares of our outstanding common stock. Roberts Realty repurchased 362,588 shares for $2,764,000 prior to 2002. On December 2, 2008, Roberts Realty's board of directors amended the stock repurchase program to authorize the company to repurchase up to 300,000 shares of its outstanding common stock (including the remaining 37,412 shares under the plan before that amendment). Roberts Realty subsequently announced on January 13, 2009 that its board of directors amended its stock repurchase plan to authorize Roberts Realty to repurchase up to 600,000 shares of its outstanding common stock. Under the plan, as of December 31, 2011, Roberts Realty had authority to repurchase an additional 540,362 shares under the plan. The plan does not have an expiration date.

    Roberts Realty did not repurchase any shares during 2011 and 2010.

    Earnings Per Share.    The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty's basic and diluted earnings per share computations.

	December 31,
	2011	2010
Loss from continuing operations available for common shareholders – basic	$(9,970,158)	$(6,687,330)
Loss from continuing operations attributable to noncontrolling interest	(2,098,790)	(1,443,162)

Loss from continuing operations – diluted	$(12,068,948)	$(8,130,492)

Income (loss) from discontinued operations for common shareholders – basic	894,948	(2,720,749)
Income (loss) from discontinued operations attributable to noncontrolling interest	188,393	(587,153)

Income (loss) from discontinued operations – diluted	$1,083,341	$(3,307,902)

Net loss – diluted	$(10,985,607)	$(11,438,394)

Weighted average number of shares – basic	10,358,252	10,273,383
Dilutive securities – weighted average number of units	2,180,935	2,217,448

Weighted average number of shares – diluted	12,539,187	12,490,831

7.         SEGMENT REPORTING

    FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Roberts Realty's chief operating decision maker is Mr. Roberts, its Chief Executive Officer.

    Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building. (Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2010 or 2011.) All of Roberts Realty's properties are located in Atlanta, Georgia. Roberts Realty has three reportable operating segments:

    1.
    the retail/office segment, which consists of operating retail centers and an office building;
    2.
    the land segment, which consists of various tracts of land; and
    3.
    the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

    The following tables summarize the operating results of Roberts Realty's reportable segments for 2011 and 2010. The retail/office segment is composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge office building. Roberts Realty's Grand Pavilion

    Shopping Center was foreclosed on by the lender on October 4, 2011 and is reflected as discontinued operations within the retail/office segment. In addition, Addison Place Shops retail center, which Roberts Realty sold on June 30, 2010, is also reflected as discontinued operations within the retail/office segment.

    The land segment is composed of five tracts of land totaling 106 acres, four of which are in various phases of development and construction. The Northridge property, which is classified as real estate assets held for sale on the consolidated balance sheets, is under contract for sale. Roberts Realty sold its 44-acre Westside property on June 30, 2010, and the loss associated with that sale is reflected in other expense within the land segment. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Twelve Months Ended December 31, 2011
	Retail/Office	Land	Corporate	Total
Operating revenues – continuing	$1,071,926	$12,675	$–	$1,084,601
Other operating income	174,753	–	53	174,806

Total operating revenues from consolidated entities	1,246,679	12,675	53	1,259,407

Operating expenses – continuing	511,687	9,714,389	1,238,800	11,464,876
Depreciation and amortization expense	516,721	–	198	516,919

Total operating expenses from consolidated entities	1,028,408	9,714,389	1,238,998	11,981,795

Other (expense) income	(654,498)	(705,011)	12,949	(1,346,560)

Consolidated loss from continuing operations	(436,227)	(10,406,725)	(1,225,996)	(12,068,948)

Consolidated income from discontinued operations (Note 4)	1,083,341	–	–	1,083,341

Consolidated net income (loss)	647,114	(10,406,725)	(1,225,996)	(10,985,607)

Consolidated income (loss) attributable to noncontrolling interest	112,533	(1,809,729)	(213,201)	(1,910,397)

Consolidated net income (loss) available for common shareholders	$534,581	$(8,596,996)	$(1,012,795)	$(9,075,210)

Total assets at December 31, 2011	$13,595,513	$34,273,299	$2,187,485	$50,056,297

Twelve Months Ended December 31, 2010
	Retail/Office	Land	Corporate	Total
Operating revenues – continuing	$1,281,645	$12,675	$–	$1,294,320
Other operating income	186,783	–	10,003	196,786

Total operating revenues from consolidated entities	1,468,428	12,675	10,003	1,491,106

Operating expenses – continuing	471,282	2,903,087	1,574,641	4,949,010
Depreciation and amortization expense	595,180	–	1,683	596,863

Total operating expenses from consolidated entities	1,066,462	2,903,087	1,576,324	5,545,873

Other (expense) income	(657,805)	(3,477,932)	60,012	(4,075,725)

Consolidated loss from continuing operations	(255,839)	(6,368,344)	(1,506,309)	(8,130,492)

Consolidated loss from discontinued operations (Note 4)	(3,307,902)	–	–	(3,307,902)

Consolidated net loss	(3,563,741)	(6,368,344)	(1,506,309)	(11,438,394)

Consolidated loss attributable to noncontrolling interest	(632,564)	(1,130,381)	(267,370)	(2,030,315)

Consolidated net loss available for common shareholders	$(2,931,177)	$(5,237,963)	$(1,238,939)	$(9,408,079)

Total assets at December 31, 2010	$20,545,950	$42,997,659	$4,635,724	$68,179,333

8.         IMPAIRMENT LOSS ON REAL ESTATE ASSETS

    Impairment Loss on Real Estate Assets

    Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall.

    FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, (6) holding period, and (7) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ materially from those estimates. Roberts Realty's determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by Roberts Realty's management. Because the factors Roberts Realty's management uses in generating these cash flows are difficult to predict and are subject to future events that may alter its assumptions, Roberts Realty may not achieve the discounted or undiscounted future operating and residual cash flows it estimates in its impairment analyses or those established by appraisals, and Roberts Realty may be required to recognize future impairment losses on its properties held for use.

    Non-Cash Impairments on Operating Real Estate Assets.    During 2011, Roberts Realty concluded that the carrying amounts of its operating real estate assets were recoverable. During 2010, Roberts Realty determined that the carrying amount of the Grand Pavilion retail center was not recoverable as a result of a change in the estimated holding period due to the economic and real estate market conditions at that time. Accordingly, Roberts Realty recorded a non-cash impairment loss of $2,180,632 on the Grand Pavilion retail center during 2010. Losses on the Grand Pavilion retail center during 2011 and 2010 are reflected in loss from discontinued operations. See Note 4–Discontinued Operations. In 2010, Roberts Realty recorded a non-cash impairment loss of $504,020 on the Addison Place Shops retail center. Losses on the Addison Place retail center during are reflected in loss from discontinued operations. See Note 4–Discontinued Operations.

    Non-Cash Impairments on Land Parcels.    During 2011, Roberts Realty determined that the carrying values of the Bradley Park, Peachtree Parkway, and Highway 20 land parcels were not recoverable due to the current economic and market conditions. The determination of their fair values was based on a discounted cash flow analysis and the review of current market sales comparables for land. As a result of this analysis, Roberts Realty recorded fair value adjustments related to its land parcels of $2,908,457 on the Bradley Park property, $2,892,126 on the Peachtree Parkway property, and $1,323,681 on the Highway 20 property. Additionally, Roberts Realty determined that the carrying amount of the Northridge property was not recoverable, and the determination of fair value was based on the sales contract for the property and the appraised values of the property. As a result of this analysis, Roberts Realty recorded a fair value adjustment of $2,376,480 on the Northridge property, which is classified on the balance sheets as real estate assets held for sale. For 2010, Roberts Realty recognized a non-cash fair value adjustment related to its land parcels of $2,644,963 on the North Springs property.

9.         FAIR VALUE MEASUREMENTS

    FASB ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

    •
    Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities;
    •
    Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and
    •
    Level 3 – unobservable inputs that are used when little or no market data is available.

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

    Roberts Realty held no assets required to be measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

    Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis as of December 31, 2011 and December 31, 2010.

	Year Ended December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Real estate under development	$16,528,000	–	–	$16,528,000
Real estate assets held for sale	4,373,789	–	–	4,373,789
Assets related to discontinued operations	5,415,104	–	–	5,415,104

Total assets	$26,316,893	–	–	$26,316,893

	Year Ended December 31, 2010
Description	Total	Level 1	Level 2	Level 3
Operating real estate assets	$5,373,582	–	–	$5,373,582
Real estate under development	13,100,000	–	–	13,100,000
Assets related to discontinued operations	5,627,178	–	–	5,627,178

Total assets	$24,100,760	–	–	$24,100,760

10.       RELATED PARTY TRANSACTIONS

    Transactions with Mr. Charles S. Roberts and His Affiliates

    Roberts Realty enters into contractual commitments in the normal course of business with the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. Under the charter for the audit committee of Roberts Realty's board of directors, related party transactions are also subject to review and oversight by the audit committee.

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

    Design and Development Agreements with Roberts Properties.    Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into design and development agreements with Roberts Properties for the Highway 20 project listed in the following table for which we made payments to Roberts Properties in 2010 and 2011:

	Total Contract Amount	Amounts Incurred in 2010	Amounts Incurred in 2011	Remaining Contractual Commitment
Highway 20	$1,050,000	$225,000	$300,000	$425,000

    Construction Contracts with Roberts Construction.    Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts in 2011 and 2010.

	Amounts Incurred for Labor and Materials Costs from Twelve Months Ended December 31,		Amounts Incurred for 5% Profit and 5% Overhead from Twelve Months Ended December 31,
	2011	2010	2011	2010
Bradley Park	$8,015	$39,039	$802	$3,904
Northridge	201,517	160,148	20,152	16,015
Peachtree Parkway	27,115	2,981	2,711	298
North Springs	8,757	8,039	876	804
Highway 20	13,061	—	1,306	—

Totals	$258,465	$210,207	$25,847	$21,021

    Sales Contract to Sell Northridge Property to Roberts Properties, Inc.    On June 30, 2011, Roberts Realty entered into a contract to sell the Northridge property to Roberts Properties, Inc. for a total cash sales price of $5,363,789. Although the closing was originally scheduled to occur on or before October 31, 2011, Roberts Properties requested an extension of the closing date in October 2011 to have the necessary time to resolve certain site conditions, construction code compliance and permitting issues that it encountered during its due diligence period. Based on the severity of these issues, Roberts Realty agreed to the extension, and the sales contract was amended to extend the closing date to December 30, 2011.

    In December 2011, Roberts Properties submitted a revised contract offer to Roberts Realty of $4,000,000, due to the substantially increased costs of construction for the project caused by site conditions, construction code compliance and permitting issues, as determined by Roberts Properties' engineers and architects,. After further negotiations with Roberts Properties, on December 19, 2011, Roberts Realty's audit committee agreed to and approved a second amendment to the sales contract for a sales price of $4,070,000. Under this amendment, the closing date of the sale was extended to March 30, 2012 and all of the other terms and conditions of the contract remain the same. Roberts Properties continues to be obligated to reimburse the company for $303,789 of certain development and construction expenses incurred before June 30, 2011, for a total cash sales price of $4,373,789. Additionally, Roberts Properties remains obligated to reimburse Roberts Realty for any development and construction expenses incurred from June 30, 2011 until the closing date of March 30, 2012.

    Other Payments.    At the request of Roberts Realty, Roberts Construction performed repairs and tenant improvements for new leases at the retail centers and office building. For the twelve months ended December 31, 2011, Roberts Realty paid Roberts Construction $93,493 for labor and materials costs plus $9,349 (5% for profit and 5% for overhead). Roberts Realty reimbursed Roberts Properties $19,417 in 2011 and $7,987 in 2010 for its operating costs and other expenses. Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2011. Under the terms of the arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty. Under this arrangement, Roberts Realty incurred $211,707 in 2011 and $203,601 in 2010.

    Office Leases.    Roberts Realty leases office space in the Northridge office building to the Roberts Companies. Effective as of January 1, 2011, Roberts Realty renewed its leases with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and

    Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a new rental rate of $17.50 per rentable square foot. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $69,495 for the twelve months ended December 31, 2011 and $96,342 for the twelve months ended December 31, 2010.

11.       COMMITMENTS AND CONTINGENCIES

    Roberts Realty has entered into various contracts for the development and construction of its projects. The contracts with Roberts Properties and Roberts Construction are described in Note 10 – Related Party Transactions. The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs plus 10% (5% overhead and 5% profit).

    In addition to the construction contracts with Roberts Construction, Roberts Realty has entered into architectural and engineering contracts with third parties for the Northridge, Bradley Park, and Peachtree Parkway projects. At December 31, 2011, outstanding commitments on these contracts totaled $32,063.

    At December 31, 2011, Roberts Realty had a $500,000 letter of credit outstanding, and no amounts have been drawn against this letter of credit. The letter of credit is required by the lender for Roberts Realty's Spectrum retail center and is held as a reserve for the payment of leasing costs. Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005. The letter of credit expires on October 26, 2012.

    Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty's financial position or results of operations.

    As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted. At December 31, 2011, there were 1,314,285 units outstanding that could be exchanged for shares, subject to the conditions described above.

    Under Roberts Realty's bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2011.

    Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty's operating properties and land have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any such environmental liability.

12.       SUBSEQUENT EVENTS.

    Northridge Loan.    On February 21, 2012, Northridge Parkway, LLC, a wholly owned subsidiary of the operating partnership, closed a $2,000,000 loan from Paul J. A. van Hessen, the lender. The loan is secured by Roberts Realty's Northridge property, which is located in Sandy Springs, Georgia; is zoned for 220 multifamily apartment units; and is under contract to be sold for $4,070,000 plus the reimbursement of certain development and construction expenses. The loan has a maturity date of February 21, 2013, and at closing, Roberts Realty paid a 2.0% origination fee to the lender and a 1.0% underwriting and management fee to Dutch American Finance, LLC. Roberts Realty established a $240,000 interest reserve to pay the monthly interest only payments at an interest rate of 12% per annum. The loan documents contain customary representations, covenants, and default provisions, and the loan is guaranteed by both the operating partnership and Roberts Realty.

    Extension of Loan Secured by Bradley Park Land.    On February 28, 2012, Roberts Realty renewed and extended its $3,000,000 Bradley Park land loan with Bank of North Georgia, a division of Synovus Bank, to October 31, 2013. The loan requires monthly interest only payments and had previously been scheduled to mature on April 30, 2012. The loan is secured by Roberts Realty's Bradley Park property, which is located in Cumming, Georgia and is zoned for 154 multifamily units. The renewed loan removes the interest rate floor of 4.50%, and the new interest rate is 350 basis points over the 30-day LIBOR. Under that formula, the effective interest rate would be 3.74% per annum. The loan documents contain customary representations, covenants and default provisions, and Roberts Realty continues to guarantee the loan.

(a)(3).  Exhibits required by Item 601 of Regulation S-K.

              We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference in our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk. The exhibits listed from Exhibit 10.1.1 through Exhibit 10.8.2 are management contracts or compensatory plans or arrangements (except for Exhibits 10.2.2 through 10.2.4, which are the sales contract for our Northridge land and two amendments to it).

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
3.2	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.]
4.1
Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated October 4, 1994. [Incorporated by reference to Exhibit 4.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]
4.1.1
First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 4, 1994, as amended. [Incorporated by reference to Exhibit 4.1.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]
4.1.2
Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [Incorporated by reference to Exhibit 4.1.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]
4.1.3
Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]
4.2
Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [Incorporated by reference to Exhibit 4.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

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
10.1.13
Fourth Amendment to Lease dated as of January 1, 2012 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 19, 2011.]
10.1.14
Fourth Amendment to Lease dated as of January 1, 2012 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 19, 2011.]
Northridge
10.2.1
Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. (Northridge). [Incorporated by reference to Exhibit 10.1.18 in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]
10.2.2
Sales Contract dated June 30, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Northridge) [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 30, 2011.]
10.2.3
First Amendment to Sales Contract dated October 31, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 31, 2011.]
10.2.4
Second Amendment to Sales Contract dated December 19, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 19, 2011.]

Exhibit No.	Description
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
10.7.2
2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company's post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]
10.7.3
Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]
10.7.4
Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2011) [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 24, 2011.]
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
10.9.11
Fifth Consolidated Amendatory Agreement dated June 23, 2011 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 23, 2011.]

Exhibit No.	Description
10.9.12	Fourth Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated June 23, 2011 by and between Roberts Properties Residential, L.P. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated June 23, 2011.]
Other Exhibits:
21	Subsidiaries of Roberts Realty Investors, Inc.
23	Consent of Independent Registered Public Accounting Firm – Reznick Group, P.C.
24	Power of Attorney (contained on the signature page hereof).
31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.
101
The following materials from Roberts Realty's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (a) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (b) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009; (c) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009; (d) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (e) Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2012
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

Signature	Title	Date

/s/ Charles S. Roberts Charles S. Roberts	Chairman of the Board, Chief Executive Officer and President	March 2, 2012
/s/ Charles R. Elliott Charles R. Elliott	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 2, 2012
/s/ John L. Davis John L. Davis	Director	March 2, 2012
/s/ Wm. Jarell Jones Wm. Jarell Jones	Director	March 2, 2012
/s/ Weldon R. Humphries Weldon R. Humphries	Director	March 2, 2012