Form 10-Q
period 2012-03-31
ROBERTS REALTY INVESTORS INC
filed 2012-04-27
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2012
Common Stock, $.01 par value per share	10,424,518 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible business combination, development and construction of a new multifamily community, the pending sale of one of our properties and the possible sale of other properties, and the ways we may finance our future development and construction activities.  Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.  These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; whether the employment rate in Atlanta will rebound as we expect; the challenging conditions for retail shopping centers and office buildings in our market area; uncertainties with respect to the closing of the sale of our Northridge property; our evaluation of strategic alternatives with the advice of Sandler O’Neill + Partners, L.P.; and other factors discussed in this report and in our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

*   *   *   *   *   *   *   *

Unless the context indicates otherwise, all references in this report to “Roberts Realty,” “we,” “us,” “the company,” and “our” refer to Roberts Realty Investors, Inc. and our subsidiary, Roberts Properties Residential, L.P., which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to Roberts Realty Investors, Inc. and not to the operating partnership.  All references to the “the operating partnership” refer to Roberts Properties Residential, L.P. only.

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)

ASSETS
REAL ESTATE ASSETS:
Land	$6,148,325	$6,148,325
Buildings and improvements	10,717,563	10,717,563
Furniture, fixtures and equipment	516,907	445,696
	17,382,795	17,311,584
Less: accumulated depreciation	(3,490,592)	(3,383,321)
Operating real estate assets	13,892,203	13,928,263
Construction in progress and real estate under development	29,628,595	29,628,000
Real estate assets held for sale	4,373,789	4,373,789

Net real estate assets	47,894,587	47,930,052

CASH AND CASH EQUIVALENTS	1,709,791	568,191

RESTRICTED CASH	1,103,542	1,014,989

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $203,283 and $177,600 at March 31, 2012 and December 31, 2011, respectively	179,591	96,475

LEASE INTANGIBLES — Net of accumulated amortization of $402,533 and $386,996 at March 31, 2012 and December 31, 2011, respectively	50,640	66,177

DUE FROM AFFILIATES	274,418	242,182

OTHER ASSETS — Net	121,288	130,678

ASSETS RELATED TO DISCONTINUED OPERATIONS	2,678	7,553

	$51,336,535	$50,056,297

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$9,882,290	$9,960,148
Land notes payable	14,130,000	14,130,000
Accounts payable and accrued expenses	361,434	336,044
Due to affiliates	62,879	27,420
Security deposits and prepaid rents	60,773	66,296
Liabilities related to real estate assets held for sale	2,017,417	—
Liabilities related to discontinued operations	9,032	7,665

Total liabilities	26,523,825	24,527,573

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	4,282,674	4,406,258

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,374,518 shares issued and outstanding at March 31, 2012 and December 31, 2011	103,745	103,745
Additional paid-in capital	31,404,756	31,397,390
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(10,907,133)	(10,307,337)

Total shareholders’ equity	20,530,036	21,122,466

	$51,336,535	$50,056,297

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$273,862	$298,693
Other operating income	39,091	47,324

Total operating revenues	312,953	346,017

OPERATING EXPENSES:
Utilities	34,478	35,229
Repairs and maintenance	30,861	33,733
Real estate taxes	70,571	67,038
Marketing, insurance and other	13,169	12,601
General and administrative expenses	374,639	330,478
Gain on disposal of assets	—	(3,350)
Depreciation and amortization	122,809	130,410

Total operating expenses	646,527	606,139

LOSS FROM OPERATIONS	(333,574)	(260,122)

OTHER INCOME (EXPENSE):
Interest income	1,188	5,297
Interest expense	(357,148)	(252,423)
Amortization of deferred financing & leasing costs	(30,683)	(25,311)

Total other expense	(386,643)	(272,437)

LOSS FROM CONTINUING OPERATIONS	(720,217)	(532,559)

LOSS FROM DISCONTINUED OPERATIONS	(4,699)	(158,163)

NET LOSS	(724,916)	(690,722)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(125,120)	(120,531)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(599,796)	$(570,191)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic and diluted	$(0.06)	$(0.04)
Loss from discontinued operations — basic and diluted	—	(0.02)
Net loss — basic and diluted	$(0.06)	$(0.06)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(724,916)	$(690,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	4,699	158,163
Depreciation and amortization	153,492	155,721
Amortization of deferred compensation	8,901	8,803
Amortization of above and below market leases	(2,975)	(2,975)
Gain on disposal of assets	—	(7,200)
Increase in due from affiliates	(32,236)	—
Decrease in other assets	12,365	42,637
Decrease in due to affiliates	(1,372)	(4,089)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	34,034	105,551

Net cash used in operating activities from continuing operations	(548,008)	(234,111)
Net cash provided by operating activities from discontinued operations	1,542	6,891

Net cash used in operating activities	(546,466)	(227,220)

INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(88,553)	89,820
Increase (decrease) in accounts payable, accrued expenses and other liabilities relating to investing activities	40,081	(2,261)
Development and construction of real estate assets	(71,806)	(294,303)

Net cash used in investing activities from continuing operations	(120,278)	(206,744)
Net cash used in investing activities from discontinued operations	—	(5,455)

Net cash used in investing activities	(120,278)	(212,199)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(77,858)	(76,812)
Principal repayments on land notes payable	—	(90,000)
Payment of loan costs	(113,798)	—
Proceeds from land note payable related to real estate assets held for sale	2,000,000	—

Net cash provided by (used in) financing activities	1,808,344	(166,812)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,141,600	(606,231)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$568,191	$3,716,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,709,791	$3,110,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $0 and $81,940 for the three months ended March 31, 2012 and March 31, 2011, respectively	$350,591	$253,176

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$36,831	$17,387

Conversion of operating partnership units to common shares	$—	$17,970

Adjustments to noncontrolling interest in the operating partnership	$1,536	$(5,688)

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s four wholly owned subsidiaries, three of which are Delaware limited liability companies and one is a Georgia limited liability company.  Roberts Realty controls the operating partnership as its sole general partner and had an 82.74% ownership interest in the operating partnership at March 31, 2012 and an 82.60% ownership interest in the operating partnership at March 31, 2011.

At March 31, 2012, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•      two neighborhood retail centers totaling 49,999 square feet;

•     one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters;

•      four tracts of land totaling 95 acres in various phases of development and construction; and

•      one 11-acre tract of land currently under contract to be sold (see Note 7 — Related Party Transactions).

Management’s Business Plan.  Management continues to focus on improving Roberts Realty’s liquidity and balance sheet.  Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt.  Roberts Realty’s negative cash flow is primarily due to its five tracts of land and low occupancy rates at its retail centers and office building.  As of the filing date of this report, Roberts Realty has three loans with a total principal balance of $13,130,000 that are scheduled to mature within the next 12 months.  Management plans to renew these loans as they come due and extend their maturity dates at least 12 months.  Management believes that its long history of operating and developing real estate and its current plans for developing its existing land holdings will allow it to successfully extend these loans or find alternative funding and raise additional capital for development.  However, current economic conditions and the tight lending environment create uncertainty regarding whether these maturing loans will be extended or refinanced as planned.  If Roberts Realty were required to use its current cash balances to pay down these loans, those repayments and the corresponding reductions in Roberts Realty’s cash could adversely affect Roberts Realty’s ability to execute its plans as described further below.

Management believes that the most important uses of Roberts Realty’s capital resources will be:

(a)      to provide working capital to cover its negative operating cash flow; and

(b)     to invest in the development of its land parcels to enable it to raise the required equity to construct new multifamily communities.

Management is focusing on its core business of developing, constructing, managing, and selling high quality multifamily communities for cash flow and long-term appreciation.  Management has significantly reduced Roberts Realty’s debt and decreased its negative cash flow and intends to continue these efforts.

Retail Centers and Office Building.  As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  The retail sector took the brunt of the severe recession, and as a result, Roberts Realty’s retail centers have struggled with occupancy.  Management anticipates that the performance of the retail centers will continue to be weak for the foreseeable future.  Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging.  In spite of this difficult environment, however, management is committed to increasing the occupancy of both the retail centers and the office building so they can be positioned for sale.  In addition to considering the sale of the Bassett and Spectrum retail centers and the Northridge office building, Roberts Realty may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types.  Roberts Realty also intends to pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

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

To provide the equity for construction, Roberts Realty may sell one or more of its land parcels to independent purchasers.  Roberts Realty is also considering forming joint ventures and partnerships, and raising private equity.  Roberts Realty is also in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.  Roberts Realty may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties as it has agreed to do with the Northridge land parcel.  Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily community.

Sales Contract for the Sale of Northridge.  As a part of Roberts Realty’s strategy to address its needs for liquidity and capital resources, the operating partnership entered into a contract on June 30, 2011 to sell its 11-acre Northridge land parcel to Roberts Properties.  Under the terms of the contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 in development and construction expenses, and the closing is scheduled to occur on or before June 29, 2012.

Possible Sale, Merger, or Business Combination.  In June 2011, in an effort to maximize shareholder value, Roberts Realty retained the services of Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for the company.  In 2010 and 2011, Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination.  Roberts Realty has entered into mutual confidentiality agreements with 53 different entities, and discussions are ongoing with several of them.  To date, Roberts Realty has not entered into any definitive agreement for such a transaction.  Management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward shareholders and maximize their value.

2.             BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC.  In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements.  The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2011.  Roberts Realty has omitted disclosures from these notes to condensed consolidated financial statements that substantially duplicate the disclosures contained in the notes to the audited financial statements included in the annual report.  In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations to conform to the current format.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying condensed consolidated balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647).  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock.  The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.26% and 17.45% for the three months ended March 31, 2012 and 2011, respectively.  There were 1,314,285 units outstanding as of March 31, 2012 and December 31, 2011.  The noncontrolling interest of the unitholders was $4,282,674 at March 31, 2012 and $4,406,258 at December 31, 2011.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period.  Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s condensed consolidated statements of shareholders’ equity.  The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Beginning balance	$4,406,258	$6,372,817
Net loss attributable to noncontrolling interest	(125,120)	(120,531)
Redemptions of noncontrolling partnership units	—	(17,970)
Adjustments to noncontrolling interest in operating partnership	1,536	(5,688)

Ending balance	$4,282,674	$6,228,628

Recent Accounting Pronouncements.  ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04.  The objective of this ASU is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The guidance in this ASU requires retrospective application, and Roberts Realty implemented this ASU beginning January 1, 2012.  The implementation of this pronouncement did not have a material effect on Roberts Realty’s financial statements.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The guidance in this ASU requires retrospective application, and Roberts Realty implemented this ASU beginning January 1, 2012.  The implementation of this pronouncement did not have a material effect on Roberts Realty’s financial statements.

3.             DISCONTINUED OPERATIONS

In July 2010, Roberts Realty elected to suspend debt service payments on the Grand Pavilion retail center and allowed the nonrecourse loan to go into default.  On October 4, 2011, the lender foreclosed on Grand Pavilion, thereby extinguishing Roberts Realty’s nonrecourse mortgage debt.  Accordingly, the operations of the Grand Pavilion retail center have been accounted for as discontinued operations.

The following table summarizes the discontinued operations for the three months ended March 31, 2012 and 2011 (unaudited):

Discontinued Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$43,812
Other operating income	—	8,546

Total operating revenues	—	52,358

OPERATING EXPENSES:
Personnel	—	312
Utilities	—	27,661
Repairs and maintenance	584	4,469
Real estate taxes	—	34,785
Marketing, insurance and other	250	5,519
General and administrative expenses	3,865	21,369
Depreciation and amortization	—	25,825

Total operating expenses	4,699	119,940

LOSS FROM OPERATIONS	(4,699)	(67,582)

OTHER EXPENSE:
Interest expense	—	(87,332)
Amortization of deferred financing & leasing costs	—	(3,249)

Total other expense	—	(90,581)

LOSS FROM DISCONTINUED OPERATIONS	$(4,699)	$(158,163)

4.             NOTES PAYABLE

Roberts Realty has two types of debt:

1.               Mortgage notes secured by its operating properties; and

2.               Land loans.

The two types of debt are summarized below.  For the land loans and the Northridge Office Building loan, the operating partnership is the borrower and Roberts Realty is the guarantor.  For the Northridge land loan which is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets, a wholly owned subsidiary of the operating partnership is the borrower and Roberts Realty is the guarantor.  The other permanent mortgage notes are nonrecourse, and a wholly owned subsidiary of the operating partnership is the borrower.

Mortgage Notes.  The mortgage notes payable secured by Roberts Realty’s operating properties at March 31, 2012 and December 31, 2011 were as follows (in order of maturity date):

		Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	3/31/12	3/31/12	12/31/11

Northridge Office Building	8/10/13	4.50%	$2,658,333	$2,698,333
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,759,618	4,784,858
Bassett Retail Center	10/01/19	8.47%	2,464,339	2,476,957

Totals			$9,882,290	$9,960,148

Land Loans.  The loans secured by Roberts Realty’s land parcels at March 31, 2012 and December 31, 2011 were as follows (in order of maturity date):

		Interest Rate as of	Principal Outstanding
Land Parcel Securing Loan	Maturity	3/31/12	3/31/12	12/31/11

Peachtree Parkway	07/31/12	5.00%	$8,175,000	$8,175,000
Highway 20(1)	04/08/13	5.50%	2,955,000	2,955,000
Bradley Park	10/31/13	4.50%	3,000,000	3,000,000

Total Land Loans			14,130,000	14,130,000

Northridge (2)	02/21/13	12.00%	2,000,000	—

Totals			$16,130,000	$14,130,000

(1)          See Note 11 — Subsequent Events.

(2)        The Northridge land loan is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets.

On February 28, 2012, Roberts Realty renewed and extended its $3,000,000 Bradley Park land loan to October 31, 2013.  The renewed loan requires monthly interest only payments and removes the interest rate floor of 4.50%.  The new interest rate, effective as of April 30, 2012, is 350 basis points over the 30-day LIBOR.

On February 21, 2012, Northridge Parkway, LLC, a wholly owned subsidiary of the operating partnership, closed a $2,000,000 loan.  The loan is secured by Roberts Realty’s Northridge property, which is under contract to be sold.  The loan has a maturity date of February 21, 2013.

Roberts Realty established a $240,000 interest reserve to pay the monthly interest only payments at an interest rate of 12% per annum.

Maturing Short-Term Debt.  As of the date of this report, Roberts Realty has three loans with a total principal balance of $13,130,000 that mature within the next 12 months.  For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 1 — Business and Organization — Management’s Business Plan.

5.             SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares.  During the three months ended March 31, 2012, no operating partnership units were exchanged for shares, and during the three months ended March 31, 2011, a total of 5,322 operating partnership units were exchanged for 8,766 shares.  Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock.  Roberts Realty did not repurchase any shares during the three month periods ended March 31, 2012 and 2011.

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

There was no restricted stock activity for the three month periods ended March 31, 2012 and March 31, 2011.  There were 50,000 unvested shares of restricted stock outstanding at March 31, 2012.  During 2010, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties.  The grant included a service based vesting period of two years.  Compensation expense related to the restricted stock grant was $8,901 for the three month period ended March 31, 2012.  See Note 11 — Subsequent Events.

Earnings Per Share.  The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2012	2011

Loss from continuing operations available for common shareholders — basic	$(595,908)	$(439,627)

Loss from continuing operations attributable to noncontrolling interest	(124,309)	(92,932)

Loss from continuing operations — diluted	$(720,217)	$(532,559)

Loss from discontinued operations for common shareholders — basic	(3,888)	(130,564)

Loss from discontinued operations attributable to noncontrolling interest	(811)	(27,599)

Loss from discontinued operations — diluted	$(4,699)	$(158,163)

Net loss — diluted	$(724,916)	$(690,722)

Weighted average number of shares — basic	10,374,518	10,351,500

Dilutive securities — weighted average number of units	2,164,669	2,187,687

Weighted average number of shares — diluted	12,539,187	12,539,187

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building.  (Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2012 or 2011.)  All of Roberts Realty’s properties are located in metropolitan Atlanta, Georgia.  Roberts Realty has the following three reportable operating segments:

1.               the retail/office segment, which consists of operating retail centers and an office building;

2.               the land segment, which consists of various tracts of land; and

3.               the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three months ended March 31, 2012 and 2011.  The retail/office segment is composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge office building.  Roberts Realty’s Grand Pavilion retail center, on which the lender foreclosed on October 4, 2011, is reflected as discontinued operations within the retail/office segment.  The land segment is composed of five tracts of land totaling 106 acres that are in various phases of development and construction.  The land segment includes the 11-acre Northridge land parcel, which is under contract to be sold and is classified as real estate assets held for sale in the condensed consolidated balance sheets.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended March 31, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$270,693	$3,169	$—	$273,862
Other operating income	39,086	—	5	39,091

Total operating revenues from consolidated entities	309,779	3,169	5	312,953

Operating expenses	114,736	43,764	365,218	523,718
Depreciation and amortization expense	122,809	—	—	122,809

Total operating expenses from consolidated entities	237,545	43,764	365,218	646,527

Other (expense) income	(160,739)	(227,074)	1,170	(386,643)

Consolidated loss from continuing operations	(88,505)	(267,669)	(364,043)	(720,217)

Consolidated loss from discontinued operations (Note 3)	(4,699)	—	—	(4,699)

Consolidated net loss	(93,204)	(267,669)	(364,043)	(724,916)

Consolidated loss attributable to noncontrolling interest	(16,087)	(46,200)	(62,833)	(125,120)

Consolidated loss available for common shareholders	$(77,117)	$(221,469)	$(301,210)	$(599,796)

Total assets at March 31, 2012	$13,565,699	$34,397,581	$3,373,255	$51,336,535

Three Months Ended March 31, 2011

	Retail/Office	Land	Corporate	Total

Rental operations	$295,524	$3,169	$—	$298,693
Other operating income	47,282	—	42	47,324

Total operating revenues from consolidated entities	342,806	3,169	42	346,017

Operating expenses	140,912	43,712	291,105	475,729
Depreciation and amortization expense	130,360	—	50	130,410

Total operating expenses from consolidated entities	271,272	43,712	291,155	606,139

Other (expense) income	(163,063)	(114,671)	5,297	(272,437)

Consolidated loss from continuing operations	(91,529)	(155,214)	(285,816)	(532,559)

Consolidated loss from discontinued operations (Note 3)	(158,163)	—	—	(158,163)

Consolidated net loss	(249,692)	(155,214)	(285,816)	(690,722)

Consolidated loss attributable to noncontrolling interest	(43,571)	(27,085)	(49,875)	(120,531)

Consolidated loss available for common shareholders	$(206,121)	$(128,129)	$(235,941)	$(570,191)

Total assets at March 31, 2011	$19,547,896	$43,272,117	$4,742,106	$67,562,119

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

Sales Contract to Sell Northridge Property to Roberts Properties.  On June 30, 2011, Roberts Realty entered into a contract to sell its 11 acre Northridge property to Roberts Properties.  On March 26, 2012, Roberts Realty amended the sales contract to extend the closing date to June 29, 2012.  Under the terms of the sales contract as amended, the sales price is $4,070,000, plus the reimbursement of $303,789 of development and construction expenses incurred before June 30, 2011.  Additionally, Roberts Properties is obligated to reimburse Roberts Realty for any development and construction expenses incurred from June 30, 2011 until the closing.

Design and Development Agreements with Roberts Properties.  Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration.  Roberts Realty has entered into a design and development agreement with Roberts Properties for the project listed in the following table.

	Total Contract Amount	Amounts Incurred from 1/1/12 to 3/31/12	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$425,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts during the three months ended March 31, 2012.

	Amounts Incurred for Labor and Materials Costs from 1/1/12 to 3/31/12	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/12 to 3/31/12

Bradley Park	$43	$4
Northridge	15,521	1,552
Peachtree Parkway	783	78
North Springs	286	29

Totals	$16,633	$1,663

Other Payments.  At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases, at the retail centers and office building.  For the three months ended March 31, 2012, Roberts Realty paid Roberts Construction $41,340 for labor and materials costs plus $4,134 (5% for profit and 5% for overhead).  Roberts Properties received cost reimbursements of $58,650 for the three months ended March 31, 2012.

Office Leases.  Roberts Realty leases office space in the Northridge office building to the Roberts Companies.  Effective as of January 1, 2012, Roberts Realty renewed its leases with the Roberts Companies.  Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.  Both leases are for a one-year term with a rental rate of $17.50 per rentable square foot.  Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $27,786 for the three months ended March 31, 2012.

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

Non-Cash Impairments on Operating Real Estate Assets.  During the three months ended March 31, 2012 and 2011, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its operating assets during the 2012 and 2011 periods.

Non-Cash Impairments on Land Parcels.  During the three months ended March 31, 2012 and 2011, Roberts Realty determined that the carrying amount of its land parcels was recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its real estate assets during the 2012 and 2011 periods.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.  In determining fair value, Roberts Realty uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of financial and non-financial assets and liabilities.  Accordingly, when a fair value measurement is used and presented in the financial statements these amounts may not reflect the amounts ultimately realized upon a sale or other disposition of these assets.

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of March 31, 2012.

10.          COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its properties.  The contracts with Roberts Properties and Roberts Construction are described in Note 7 — Related Party Transactions.  The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs plus 10% (5% overhead and 5% profit).

In addition to the construction contracts with Roberts Construction, Roberts Realty has entered into engineering contracts with third parties for the Northridge property.  At March 31, 2012, outstanding commitments on these contracts totaled $16,250.

At March 31, 2012, Roberts Realty had a $500,000 letter of credit outstanding.  The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held as a reserve for the payment of leasing costs.  Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005.  The letter of credit expires on October 26, 2012.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units.  Holders of units have the right to require the operating partnership to redeem their units for shares of Roberts Realty common stock, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis).  Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted.  At March 31, 2012, there were 1,314,285 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities.  The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited.  Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid.  Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2012.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and mitigate the effects of hazardous or toxic substances at its properties, including properties that have previously been sold.  The preliminary environmental assessments of Roberts Realty’s current operating properties and development projects have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations.

11.          SUBSEQUENT EVENTS

Restricted Stock.  On April 10, 2012, Roberts Realty granted 50,000 shares of restricted stock to an employee of Roberts Properties under the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan.  The grant included a service-based vesting period of one year.

Renewal of Highway 20 Land Loan.  On April 19, 2012, Roberts Realty renewed and extended its $2,955,000 Highway 20 land loan to April 8, 2013.  Roberts Realty established a $165,000 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.  Roberts Realty will also make fixed principal payments of $5,000 per month, with a one-time principal reduction of $240,000 prior to October 15, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.  The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements.  These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings.  Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

We are a self-administered, self-managed equity real estate investment trust, or REIT.  Our primary business is to develop, construct, own, and manage multifamily apartment communities.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At March 31, 2012, we were its sole general partner and owned an 82.74% interest in the operating partnership.  We expect to continue to conduct our business in this organizational structure.  As of the filing date of this report, we own the following properties, all of which are located in metropolitan Atlanta, Georgia:

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

Recent Developments

Renewal of Highway 20 Loan

On April 19, 2012, we renewed and extended our $2,955,000 Highway 20 land loan to April 8, 2013.  The loan is secured by the Highway 20 property, which is located in Cumming, Georgia and is zoned for 210 multifamily units.  We established a $165,000 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.  We will also make fixed principal payments of $5,000 per month, with a one-time principal reduction of $240,000 prior to October 15, 2012.

Extension of Closing Date for the Sale of the Northridge Land to Roberts Properties, Inc.

As part of our strategy to address our needs for liquidity and capital resources, on June 30, 2011, we entered into a contract to sell the 11-acre Northridge property to Roberts Properties.  On March 26, 2012, we amended the sales contract to extend the closing date to June 29, 2012.  Under the terms of the sales contract as amended, the sales price is $4,070,000, plus the reimbursement of $303,789 for development and construction expenses incurred before June 30, 2011.  Roberts Properties is obligated to reimburse us for any development and construction expenses incurred from June 30, 2011 until the closing.

Renewal of Bradley Park Loan

On February 28, 2012, we renewed and extended our $3,000,000 Bradley Park land loan to October 31, 2013.  The loan is secured by our Bradley Park property, which is located in Cumming, Georgia and is zoned for 154 multifamily units.  The renewed loan requires monthly interest only payments and removes the interest rate floor of 4.50%.  The new interest rate is 350 basis points over the 30-day LIBOR and under that formula, the effective interest rate would be 3.74% per annum.

Northridge Property Loan

On February 21, 2012, Northridge Parkway, LLC, a wholly owned subsidiary of the operating partnership, closed a $2,000,000 loan from Paul J. A. van Hessen, the lender.  The loan is secured by our Northridge property, which is located in Sandy Springs; is zoned for 220 multifamily apartment units; and is under contract to be sold for $4,070,000 plus the reimbursement of certain development and construction expenses.  The loan has a maturity date of February 21, 2013, and at closing, we paid a 2.0% origination fee to the lender and a 1.0% underwriting and management fee to Dutch American Finance, LLC.  We established a $240,000 interest reserve to pay the monthly interest only payments at an interest rate of 12% per annum.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt.  The primary reason for our negative operating cash flow is that we have five tracts of land totaling 106 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.  These five tracts of land have a combined carrying value of $34,002,384, and are encumbered with land loans totaling $16,130,000.  We have substantial equity in these tracts of land, which are an integral part of our multifamily community development and construction program.  Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loan we need to make substantial progress in constructing and leasing up our planned Bradley Park multifamily community as described in Liquidity and Capital Resources — Business Plan below.

To address these issues, we made substantial progress during the past year in improving our liquidity and balance sheet, and we intend to continue to do so.  Further, if we close the sale of our Northridge property as we expect, the proceeds of that sale would be approximately $4,648,207, which we would use to retire our $2,000,000 loan secured by the property and use the remaining proceeds of $2,648,207 to address our liquidity and capital resources needs.

We had total debt of $26,012,290 as of March 31, 2012.  As of the date of this report, we have three loans with a total principal balance of $13,130,000 that mature within the next 12 months: (a) the $8,175,000 Peachtree Parkway loan that matures on July 31, 2012; (b) the $2,000,000 Northridge loan that matures on February 21, 2013; and (c) the $2,955,000 Highway 20 loan that matures on April 8, 2013.  If we are unable to renew these loans, we may repay all or part of them from the funds we expect to receive from the sale of the Northridge property or are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.

Results of Operations

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended March 31,
	2012	2011	$(Decrease)
	(Unaudited)	(Unaudited)	Increase

TOTAL OPERATING REVENUES	$312,953	$346,017	$(33,064)

OPERATING EXPENSES:
Property operating expenses	149,079	148,601	478
General and administrative expenses	374,639	330,478	44,161
Gain on disposal of assets	—	(3,350)	3,350
Depreciation and amortization	122,809	130,410	(7,601)

Total operating expenses	646,527	606,139	40,388

LOSS FROM OPERATIONS	(333,574)	(260,122)	73,452

OTHER EXPENSE	(386,643)	(272,437)	114,206

LOSS FROM CONTINUING OPERATIONS	(720,217)	(532,559)	187,658

LOSS FROM DISCONTINUED OPERATIONS	(4,699)	(158,163)	(153,464)

NET LOSS	$(724,916)	$(690,722)	$34,194

Net loss increased $34,194 when compared to the 2011 period.  This increase was primarily due to a $33,064 decrease in operating revenues, a $40,388 increase in operating expenses, and a $114,206 increase in other expense, offset by a $153,464 decrease in loss from discontinued operations.  We explain below the major variances between the 2012 and 2011 periods.

Total operating revenues decreased by $33,064 from $346,017 in the 2011 period to $312,953 in the current period primarily as a result of a slightly lower occupancy level at our retail centers and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased by $478 from $148,601 in the 2011 period to $149,079 in the current period.

General and administrative expenses increased by $44,161 from $330,478 in the 2011 period to $374,639 in the current period, primarily due to higher professional service fees partially offset by lower salaries.

Other expense increased $114,206 from $272,437 in the 2011 period to $386,643 in the current period.  This increase was primarily due to a $104,725 increase in interest expense because (a) $81,940 of interest was capitalized in the 2011 period and all interest was expensed in the 2012 period and (b) starting in February 2012, the interest on the Northridge land loan began.

Liquidity and Capital Resources

Overview

At March 31, 2012, we had $51,336,535 in total assets, of which $1,709,791 was cash and cash equivalents.  In addition, we held $1,103,542 in restricted cash.  Of our restricted cash at March 31, 2012, $542,649 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $501,176 was a certificate of deposit pledged to secure a letter of credit for tenant improvements at the Spectrum retail center.  As of April 19, 2012, we held $1,523,739 in cash and cash equivalents and $1,213,344 in restricted cash.  Of our restricted cash balance, $652,451 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $501,176 is the Spectrum certificate of deposit.

We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan and to invest in the development of the Bradley Park multifamily community to enable us to raise the required debt and equity to construct that community.  We currently estimate that we will need approximately $14,695,000 in debt and equity to complete the construction of Bradley Park.  Our current cash resources are inadequate to meet these needs.  To address these needs, we are considering the alternatives described in Business Plan below.

We continue to focus on improving our liquidity and balance sheet.  Further, if we close the sale of our Northridge property as we expect, the net proceeds of that sale would be approximately $2,648,207, which we would use to address our liquidity and capital resources needs.

Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt.  We have three loans with a current aggregate principal balance of $13,130,000 that mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

Peachtree Parkway	7/31/12	$8,175,000
Northridge	2/21/13	2,000,000
Highway 20	4/08/13	2,955,000

Total		$13,130,000

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.  The three primary reasons for our negative operating cash flow are as follows:

•                  We own five tracts of land totaling 106 acres with an aggregate carrying value of $34,002,384 that secure land loans totaling $16,130,000.  Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•                  Due to the continued weakness in the retail and office sectors, one of our retail centers and our office building are producing negative cash flow, and the other retail center is positively cash flowing.

•                  Our general and administrative expenses were $1,357,252 for the calendar year 2011 and $374,639 for the three months ended March 31, 2012; these expenses included the costs of being an SEC reporting company and having our shares listed on the NYSE Amex Equities exchange.  These costs include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums.  We estimate that these additional costs related to being a public reporting company are approximately $665,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt.  We are currently using our unrestricted cash balance of $1,709,791 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties.

As noted above, we have three loans with a total principal balance of $13,130,000 that mature within the next 12 months.  We plan to renew these loans as they come due and extend their maturity dates at least 12 months or find alternative funding and raise additional capital for the development of the properties securing the loans.  We may be required to repay part of the outstanding principal of one or more of these loans in connection with that refinancing.  To fund these repayments, we may use cash from one or more of the following sources:  our existing cash, the proceeds from the sale of the Northridge property, contributions from a joint venture partner, the net proceeds from the sale of one or more of our remaining properties, or equity we raise in a private offering.

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

Business Plan

Overview and Outlook

We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business plan.  We plan to continue exiting the retail business and focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation.  During the past year, we have significantly reduced our debt and decreased our negative cash flow and we intend to continue these efforts.  As explained above in Recent Developments, we have recently closed a $2,000,000 loan secured by our Northridge property, renewed and extended our $3,000,000 Bradley Park land loan to October 30, 2013, and renewed and extended our $2,955,000 Highway 20 land loan to April 8, 2013.

We explain below our strategies and plans for each type of property we own.

Development and Construction of Multifamily Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located.  We believe the economic climate for our business in these markets is improving for the following reasons:

•                Rents for the “Class A” or upscale apartments communities of the type that we build should increase appreciably during 2012, and the level of rental concessions should continue to decrease as the market continues to improve.

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

We believe that these favorable trends will increase the availability of debt and equity capital for the construction of new apartments in our market areas, particularly for companies like ours that have weathered the recession, own tracts of land in areas we believe are well-suited for upscale apartments, and have a long history of developing, constructing, leasing up, and selling upscale multifamily communities for substantial profits.  For the reasons explained in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as Part II, Item 1A, Risk Factors, below, however, our beliefs and expectations about these favorable trends may not prove to be accurate.

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

We also own Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units.  We have entered into a contract, as amended, to sell Northridge to Roberts Properties for a sales price of $4,070,000, plus certain cost reimbursements.  Under the amended terms of the contract, the closing is scheduled to occur on or before June 29, 2012.

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

Now that the Atlanta apartment market is beginning to recover from the recession, we believe this is an opportune time to create new multifamily assets.  We believe that we can build at lower construction costs and create value for our shareholders as we have historically done during economic downturns and recessions, as the economy recovers.  We intend to move forward with the development and construction of our next multifamily community at Bradley Park.  Although we cannot make substantial progress on constructing this project until we raise the required equity and obtain construction financing, we believe that the market for construction financing is improving in light of the positive factors noted above.  We currently estimate that we will need approximately $14,695,000 in debt and equity to complete the construction of our Bradley Park multifamily community.

To provide the equity we need for the construction of Bradley Park as well as to repay or partially extend our maturing loans, we may seek to sell one or more of our land parcels to independent purchasers or to raise debt and equity through the other means described above.

Retail Centers and Office Building

We currently own two retail centers and an office building, which have the occupancy percentages provided below:

1.               Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.

2.               Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 52.5% occupied.

3.               Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied.  We occupy a portion of the building as our corporate headquarters.

The retail sector took the brunt of the severe recession, and as a result our retail centers have struggled to increase their occupancy.  The risks of owning retail centers have dramatically increased since we purchased these retail centers, and we anticipate that the performance of our retail centers will continue to be weak for the foreseeable future.  As a result, we intend to exit the retail business and focus on our core business of developing, constructing, and managing high quality multifamily apartment communities. In spite of this difficult environment, however, we are committed to increasing the occupancy of our Spectrum and Bassett retail centers so they can be positioned for sale.  In addition to considering the sale of the Bassett and Spectrum retail centers, we may form a joint venture with a company that specializes in retail properties to use their leasing expertise.  We also may pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

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

Possible Sale, Merger, or Business Combination of the Entire Company

In our efforts to maximize shareholder value, we are open to any transaction that would be in the best interests of our shareholders.  During the past two years, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination.  In 2011, we retained the services of Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for us.  We have entered into mutual confidentiality agreements with 53 different entities, and discussions are ongoing with several of them.  To date, however, we have not entered into a definitive agreement for such a transaction. We currently remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

Comparison of Three Months ended March 31, 2012 to Three Months ended March 31, 2011

Cash and cash equivalents increased $1,141,600 during the first three months of 2012 compared to a decrease of $606,231 during the 2011 period.  The respective changes in cash are described below.

Net cash used in operating activities in the 2012 period was $546,466 compared to $227,220 used during the 2011 period. This increase was primarily the result of lower rental revenues, increased general and administrative and interest expense related to operations coupled with a $71,517 decrease in the change of accounts payable, accrued expenses, and other liabilities, and an increase of $32,236 in due to affiliates.

Net cash used in investing activities was $120,278 during the 2012 period compared to $212,199 used during the 2011 period.  This decrease was primarily due to a $222,497 decrease in development and construction of real estate assets, and a $42,342 increase in the change of accounts payable, accrued expenses and other liabilities related to investing activities offset by a $178,373 increase in the change in restricted cash.

Net cash provided by financing activities was $1,808,344 for the 2012 period compared to net cash used in financing activities of $166,812 during the 2011 period.  The increase in cash provided by financing activities primarily resulted from the $2,000,000 of proceeds from the Northridge land loan offset by the loan costs for the Northridge land loan and renewal of the Bradley Park land loan.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized in the following table:

Debt Maturity Schedule

Year	Remaining Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments

2012	$8,682,296	$102,296		$8,580,000	Peachtree Parkway

2013	10,371,987	163,654		10,208,333	Bradley Park, Northridge Office Northridge Highway 20

2014	4,644,299	4,644,299	Spectrum

2015	66,125	66,125

2016	71,471	71,471

Thereafter	2,176,112	2,176,112	Bassett

Total	$26,012,290

Short-Term Debt

We have a total of $13,130,000 in debt that matures within the next 12 months.  All of that debt matures before April 30, 2013.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after April 30, 2013, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt

We have four loans that bear interest at floating rates.  These loans had an aggregate outstanding balance of $16,788,333 at March 31, 2012.  Loans totaling $13,833,333 bear interest at 300 to 350 basis points over the 30-day LIBOR with interest rate floors ranging from 4.50% to 5.00%, and a $2,955,000 loan bears interest at the prime rate with an interest rate floor of 5.50%.  Changes in LIBOR and the prime rate that increase the interest rates on these loans or increase the interest rate above their respective interest rate floors will increase our interest expense.  For example, a 1.0% increase in the interest rates on these loans or an increase in the interest rate above their respective interest rate floors would increase our interest expense by approximately $167,883 per year and reduce our liquidity and capital resources by that amount.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles.  See “Recent Accounting Pronouncements” below for a summary of recent accounting pronouncements and the expected impact on our financial statements.  A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations.  Because we are in the business of owning, operating, and developing multifamily communities, and we own retail centers and an office building, our critical accounting policies relate to cost capitalization and asset impairment evaluation.  The following is a summary of our overall accounting policy in these areas.

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

During the three months ended March 31, 2012 and 2011, we determined that the carrying amounts on our operating real estate assets and our land parcels were recoverable.  Accordingly, we did not record an impairment loss on those assets during these periods.

Recent Accounting Pronouncements

Please refer to Note 2, Basis of Presentation — Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this report for a discussion of recent accounting standards and pronouncements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.                             CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2012, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the risk factors described below.  These risk factors could materially affect our business, financial condition, or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.

We have three loans with a total principal balance of $13,130,000 that mature within the next 12 months.  Our $8,175,000 Peachtree Parkway loan matures on July 31, 2012; our $2,000,000 Northridge loan matures on February 21, 2013; and our $2,955,000 Highway 20 loan matures on April 8, 2013.  If we do not sell the Northridge property as we expect; we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; we are unable to find alternative funding and raise additional capital for the development of the Peachtree Parkway and Highway 20 properties; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us.  Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Our exploration of potential strategic alternatives may be unsuccessful.

We retained Sandler O’Neill + Partners, L.P. on June 30, 2011 to explore potential strategic alternatives for the company.  These alternatives could include a sale, merger, or other business combination.  We caution that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

We may be unable to sell our Northridge property as we expect.

We have entered into a contract to sell our 11-acre Northridge property to Roberts Properties for a cash sales price of $4,070,000, plus the reimbursements of certain costs.  Under the amended terms of the contract, the closing is scheduled to occur on or before June 29, 2012.  We can provide no assurances that Roberts Properties will be able to close on the purchase by that date.  If we do not sell the Northridge property as we expect, we could suffer the consequences described in the first risk factor above.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Plan

Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and purchase price.  As of the filing date of this report, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan.  We have not repurchased any shares in 2012 or 2011.  The plan does not have an expiration date.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1

Loan Agreement dated February 21, 2012 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Paul J. A. van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2012.]

10.2

Promissory Note in the principal amount of $2,000,000 dated February 21, 2012 by and between Northridge Parkway, LLC and Paul J. A. van Hessen (Northridge). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2012.]

10.3

Deed to Secure Debt and Security Agreement dated February 21, 2012 by and between Northridge Parkway, LLC and Paul J. A. van Hessen (Northridge). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated February 21, 2012.]

10.4

Guaranty dated February 21, 2012 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. van Hessen (Northridge). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 21, 2012.]

10.5

Third Amendment to Sales Contract dated March 26, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. (Northridge land parcel). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated March 26, 2012.]

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

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 27, 2012

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)