Form 10-Q
period 2012-06-30
ROBERTS REALTY INVESTORS INC
filed 2012-07-31
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2012
Common Stock, $.01 par value per share	10,424,518 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible business combination, development and construction of a new multifamily community, the pending sale of one of our properties and the possible sale of other properties, and the ways we may finance our future development and construction activities.  Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.  These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; the challenging conditions for retail shopping centers and office buildings in our market area; uncertainties with respect to the closing of the sale of our Northridge property; our evaluation of strategic alternatives with the advice of Sandler O’Neill + Partners, L.P.; and other factors discussed in this report and in our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as Part II, Item 1A, Risk Factors, in this report, for a description of some of the important factors that may affect actual outcomes.

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

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)

ASSETS
REAL ESTATE ASSETS:
Land	$5,272,376	$5,272,376
Buildings and improvements	10,717,563	10,717,563
Furniture, fixtures and equipment	562,899	445,696
	16,552,838	16,435,635
Less: accumulated depreciation	(3,583,743)	(3,383,321)
Operating real estate assets	12,969,095	13,052,314
Construction in progress and real estate under development	22,088,000	22,088,000
Real estate assets held for sale	12,514,953	12,789,738

Net real estate assets	47,572,048	47,930,052

CASH AND CASH EQUIVALENTS	1,091,486	568,191

RESTRICTED CASH	1,044,574	1,014,989

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $219,760 and $177,600 at June 30, 2012 and December 31, 2011, respectively	144,559	96,475

LEASE INTANGIBLES — Net of accumulated amortization of $418,071 and $386,996 at June 30, 2012 and December 31, 2011, respectively	35,102	66,177

DUE FROM AFFILIATES	300,106	242,182

OTHER ASSETS — Net	72,697	130,678

ASSETS RELATED TO DISCONTINUED OPERATIONS	123,000	7,553

	$50,383,572	$50,056,297

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$9,803,796	$9,960,148
Land notes payable	5,935,000	5,955,000
Accounts payable and accrued expenses	389,379	306,523
Due to affiliates	37,353	27,420
Security deposits and prepaid rents	49,393	66,296
Liabilities related to real estate assets held for sale	10,247,805	8,204,521
Liabilities related to discontinued operations	7,382	7,665

Total liabilities	26,470,108	24,527,573

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	4,110,724	4,406,258

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,424,518 and 10,374,518 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	104,245	103,745
Additional paid-in capital	31,441,413	31,397,390
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(11,671,586)	(10,307,337)

Total shareholders’ equity	19,802,740	21,122,466

	$50,383,572	$50,056,297

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$279,845	$272,682	$553,707	$571,375
Other operating income	39,747	42,218	78,838	89,542

Total operating revenues	319,592	314,900	632,545	660,917

OPERATING EXPENSES:
Utilities	32,840	27,205	67,318	62,434
Repairs and maintenance	43,011	44,909	73,872	78,642
Real estate taxes	71,046	77,702	141,617	144,740
Marketing, insurance and other	12,576	11,800	25,745	24,401
General and administrative expenses	382,486	370,197	757,125	700,675
Impairment loss on real estate assets	275,949	1,386,480	275,949	1,386,480
Gain on disposal of assets	—	(1,200)	—	(4,550)
Depreciation and amortization	128,124	130,410	250,933	260,820

Total operating expenses	946,032	2,047,503	1,592,559	2,653,642

LOSS FROM OPERATIONS	(626,440)	(1,732,603)	(960,014)	(1,992,725)

OTHER INCOME (EXPENSE):
Interest income	1,258	4,078	2,446	9,375
Interest expense	(385,362)	(308,215)	(742,510)	(560,638)
Amortization of deferred financing & leasing costs	(46,131)	(29,195)	(76,814)	(54,506)

Total other expense	(430,235)	(333,332)	(816,878)	(605,769)

LOSS FROM CONTINUING OPERATIONS	(1,056,675)	(2,065,935)	(1,776,892)	(2,598,494)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	133,351	(157,044)	128,652	(315,207)

NET LOSS	(923,324)	(2,222,979)	(1,648,240)	(2,913,701)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(158,812)	(386,798)	(283,991)	(507,567)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(764,512)	$(1,836,181)	$(1,364,249)	$(2,406,134)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic and diluted	$(0.08)	$(0.16)	$(0.14)	$(0.20)
Income (loss) from discontinued operations — basic and diluted	0.01	(0.01)	0.01	(0.03)
Net loss — basic and diluted	$(0.07)	$(0.17)	$(0.13)	$(0.23)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,648,240)	$(2,913,701)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(128,652)	315,207
Depreciation and amortization	327,747	315,326
Impairment loss on real estate assets	275,949	1,386,480
Amortization of deferred compensation	32,980	17,704
Amortization of above and below market leases	(5,950)	(5,950)
Increase in due from affiliates	(57,924)	—
Decrease in other assets	64,549	85,070
Increase (decrease) in due to affiliates	3,749	(12,072)
Increase in accounts payable, accrued expenses and other liabilities relating to operating activities	109,236	231,081
Net cash used in operating activities from continuing operations	(1,026,556)	(580,855)
Net cash provided by operating activities from discontinued operations	12,922	33,219

Net cash used in operating activities	(1,013,634)	(547,636)

INVESTING ACTIVITIES:
Increase in restricted cash	(29,585)	(250,300)
Increase in accounts payable, accrued expenses and other liabilities relating to investing activities	6,185	40,987
Development and construction of real estate assets	(138,421)	(508,475)

Net cash used in investing activities from continuing operations	(161,821)	(717,788)
Net cash used in investing activities from discontinued operations	—	(5,455)

Net cash used in investing activities	(161,821)	(723,243)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(156,352)	(166,205)
Principal repayments on land notes payable	(20,000)	(180,000)
Payment of loan costs	(124,898)	(35,071)
Proceeds from land note payable related to real estate assets held for sale	2,000,000	—
Increase in accounts payable, accrued expenses and other liabilities relating to financing activities	—	779

Net cash provided by (used in) financing activities	1,698,750	(380,497)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	523,295	(1,651,376)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$568,191	$3,716,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,091,486	$2,065,017

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $0 and $81,940 for the six months ended June 30, 2012 and June 30, 2011, respectively	$726,036	$601,232

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$6,185	$20,360

Conversion of operating partnership units to common shares	$—	$17,970

Adjustments to noncontrolling interest in the operating partnership	$(11,543)	$(3,901)

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s four wholly owned subsidiaries, three of which are Delaware limited liability companies and one is a Georgia limited liability company.  Roberts Realty controls the operating partnership as its sole general partner and had an 82.81% ownership interest in the operating partnership at June 30, 2012 and an 82.60% ownership interest in the operating partnership at June 30, 2011.

At June 30, 2012, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•                  three tracts of land totaling 70 acres in various phases of development and construction;

•                  three tracts of land totaling 37 acres held for sale; one of these tracts is currently under contract to be sold (see Note 7 — Related Party Transactions);

•                  two neighborhood retail centers totaling 49,999 square feet; and

•                  one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters.

Management’s Business Plan.  Management continues to focus on improving Roberts Realty’s liquidity and balance sheet.  Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt.  Roberts Realty’s negative cash flow is primarily due to its six tracts of land and low occupancy rates at one of its retail centers and the office building.  As of the filing date of this report, Roberts Realty has three loans with a total principal balance of $13,110,000 that are scheduled to mature within the next 12 months.  Management plans to renew these loans as they come due and extend their maturity dates at least 12 months.  Management believes that its long history of operating and developing real estate and its current plans for developing some of its existing land and selling its land classified as real estate assets held for sale will allow it to successfully extend these loans or find alternative funding and raise additional capital for development.  However, the tight lending environment creates uncertainty regarding whether these maturing loans will be extended or refinanced as planned.  If Roberts Realty were required to use its current cash balances to pay down these loans, those repayments and the corresponding reductions in Roberts Realty’s cash balances could adversely affect Roberts Realty’s ability to execute its plans as described further below.

Management believes that the most important uses of Roberts Realty’s capital resources will be to provide working capital to enable it to cover its negative operating cash flow as it pursues its business plan and to invest in the development of the Bradley Park multifamily community to enable Roberts Realty to raise the required debt and equity to construct that community.

Management is focusing on its core business of developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and long-term capital appreciation.  Management has significantly reduced Roberts Realty’s debt and decreased its negative cash flow and intends to continue these efforts.

Retail Centers and Office Building.  As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  The retail sector took the brunt of the severe recession, and as a result, Roberts Realty’s retail centers have struggled with occupancy.  Management anticipates that the performance of the retail centers will continue to be weak for the foreseeable future.  Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging.  In spite of this difficult environment, however, management is committed to increasing the occupancy of both the retail centers and the office building so they can be positioned for sale.  In addition to considering the sale of the Bassett and Spectrum retail centers and the Northridge office building, Roberts Realty may form a joint venture with a company that specializes in retail or office properties to use their expertise in leasing these property types.  Roberts Realty may also pursue joint ventures with potential partners that include local investors, pension funds, life insurance companies, hedge funds, and foreign investors.

Land Parcels Held for Development and Construction.  Roberts Realty intends to move forward with the development and construction of its Bradley Park multifamily apartment community.  Management believes this is an opportune time to create new multifamily assets and that Roberts Realty can create value for shareholders as it has historically done following economic downturns and recessions.  Roberts Realty is currently seeking to raise the equity and obtain the construction loan for the Bradley Park community.  Roberts Realty currently estimates the remaining construction costs to construct this community to be approximately $14,695,000.

To provide the equity for construction, Roberts Realty may sell one or more of its land parcels to independent purchasers.  Roberts Realty is also considering forming joint ventures and partnerships, and raising private equity.  Roberts Realty is also in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.  Roberts Realty may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties as it has agreed to do with the Northridge land parcel.  Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily apartment community.

Sales Contract for the Sale of Northridge Land.  As a part of Roberts Realty’s strategy to address its needs for liquidity and capital resources, the operating partnership entered into a contract on June 30, 2011 to sell its 11-acre Northridge land parcel to Roberts Properties.  Under the terms of the contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 in development and construction expenses, and the closing is scheduled to occur on or before October 30, 2012.

Peachtree Parkway Land and Other Real Estate Asset Held for Sale.  Additionally, to further Roberts Realty’s efforts to improve liquidity and provide capital resources, Roberts Realty has begun to actively market for sale the Peachtree Parkway land and an approximately one-acre commercial site in Johns Creek.  The two land parcels have been classified in the condensed consolidated balance sheets as real estate assets held for sale as of June 30, 2012.

Possible Sale, Merger, or Business Combination.  In June 2011, in an effort to maximize shareholder value, Roberts Realty retained the services of Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for the company.  During the past two years, Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination.  Roberts Realty has entered into mutual confidentiality agreements with 59 different entities, and discussions are ongoing with several of them.  To date, Roberts Realty has not entered into any definitive agreement for such a transaction.  Management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward shareholders and maximize their value.

2.                                      BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC.  In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements.  The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2011.  Roberts Realty has omitted disclosures from these notes to condensed consolidated financial statements that substantially duplicate the disclosures contained in the notes to the audited financial statements included in the annual report.  In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale in order to conform to the current format.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying condensed consolidated balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647).  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock.  The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the applicable period, which was 17.20% and 17.40% for the three months ended June 30, 2012 and 2011, respectively.  There were 1,314,285 units outstanding as of June 30, 2012 and December 31, 2011.  The noncontrolling interest of the unitholders was $4,110,724 at June 30, 2012 and $4,406,258 at December 31, 2011.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period.  Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s condensed consolidated statements of shareholders’ equity.  The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011

Beginning balance	$4,406,258	$6,372,817
Net loss attributable to noncontrolling interest	(283,991)	(507,567)
Redemptions of noncontrolling partnership units	—	(17,970)
Adjustments to noncontrolling interest in operating partnership	(11,543)	(3,901)

Ending balance	$4,110,724	$5,843,379

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

3.                                      REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

FASB ASC Topic 360-10, Property, Plant and Equipment - Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met.  Roberts Realty classifies real estate assets as held for sale after the following conditions have been satisfied; (1) receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year.  When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets.  The real estate assets held for sale and the liabilities related to real estate assets held for sale as of June 30, 2012 and December 31, 2011, were as follows:

	Real Estate Assets Held for Sale
Land Parcel	6/30/12	12/31/11

Northridge	$4,373,789	$4,373,789
Peachtree Parkway	7,541,164	7,540,000
Commercial Site in Johns Creek	600,000	875,949

Total Real Estate Assets Held for Sale	$12,514,953	$12,789,738

	Liabilities Related to Real Estate Assets Held for Sale
Land Loans	6/30/12	12/31/11

Northridge	$2,000,000	$—
Peachtree Parkway	8,175,000	8,175,000
Commercial Site in Johns Creek	—	—

Total Land Loans for Real Estate Assets Held for Sale	$10,175,000	$8,175,000
Other Liabilities	72,805	29,521

Total Liabilities Related to Real Estate Assets Held for Sale	$10,247,805	$8,204,521

Roberts Realty reports the results of operations and the gains or losses from properties that are sold in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment — Overall.  Gains and losses, the results of operations, interest expense and all expenses related to the retirement of debt from properties that are sold are included in discontinued operations in the period incurred and are shown separately in the condensed consolidated statements of operations as income or loss from discontinued operations.

In July 2010, Roberts Realty elected to suspend debt service payments on the Grand Pavilion retail center and allowed the nonrecourse loan to go into default.  On October 4, 2011, the lender foreclosed on the Grand Pavilion retail center, thereby extinguishing Roberts Realty’s nonrecourse mortgage debt.  Accordingly, the operations of the Grand Pavilion retail center have been accounted for as discontinued operations.

The following table summarizes the discontinued operations for the three and six months ended June 30, 2012 and 2011 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$43,813	$—	$87,625
Other operating income	132,000	8,142	132,000	16,688

Total operating revenues	132,000	51,955	132,000	104,313

OPERATING EXPENSES:
Personnel	—	—	—	312
Utilities	—	10,122	—	37,783
Repairs and maintenance	(1,400)	27,005	(816)	31,474
Real estate taxes	—	34,785	—	69,570
Marketing, insurance and other	—	7,002	250	12,521
General and administrative expenses	49	12,707	3,914	34,076
Depreciation and amortization	—	25,825	—	51,650

Total operating expenses	(1,351)	117,446	3,348	237,386

INCOME (LOSS) FROM OPERATIONS	133,351	(65,491)	128,652	(133,073)

OTHER EXPENSE:
Interest expense	—	(88,302)	—	(175,634)
Amortization of deferred financing & leasing costs	—	(3,251)	—	(6,500)

Total other expense	—	(91,553)	—	(182,134)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$133,351	$(157,044)	$128,652	$(315,207)

4.                                      NOTES PAYABLE

Roberts Realty has two types of debt:

1.               Mortgage notes secured by its operating properties; and

2.               Land loans.

The two types of debt are summarized below.  For the land loans and the Northridge Office Building loan, the operating partnership or one of its wholly owned subsidiaries is the borrower and Roberts Realty is the guarantor.  The other permanent mortgage notes are nonrecourse, and a wholly owned subsidiary of the operating partnership is the borrower.

Mortgage Notes.  The mortgage notes payable secured by Roberts Realty’s operating properties at June 30, 2012 and December 31, 2011 were as follows (in order of maturity date):

		Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	6/30/12	6/30/12	12/31/11

Northridge Office Building	8/10/13	4.50%	$2,618,334	$2,698,333
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,734,013	4,784,858
Bassett Retail Center	10/01/19	8.47%	2,451,449	2,476,957

Totals			$9,803,796	$9,960,148

Land Loans.  The loans secured by Roberts Realty’s land parcels at June 30, 2012 and December 31, 2011 were as follows (in order of maturity date):

Land Parcel		Interest Rate as of	Principal Outstanding
Securing Loan	Maturity	6/30/12	6/30/12	12/31/11

Highway 20	04/08/13	5.50%	$2,935,000	$2,955,000
Bradley Park	10/31/13	3.74%	3,000,000	3,000,000

Total Land Loans			5,935,000	5,955,000
Peachtree Parkway(1) (2)	10/31/12	5.00%	8,175,000	8,175,000
Northridge (2)	02/21/13	12.00%	2,000,000	—

Total Loans for Real Estate Assets Held for Sale			10,175,000	8,175,000

Totals			$16,110,000	$14,130,000

(1)          See Note 11 — Subsequent Events, for information about the extension of the Peachtree Parkway loan.

(2)          The Peachtree Parkway and Northridge land loans are classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets.

On April 19, 2012, Roberts Realty renewed and extended its Highway 20 land loan to April 8, 2013.  Roberts Realty established a $165,000 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.  Roberts Realty will also make fixed principal payments of $5,000 per month, with a one-time principal reduction of $240,000 prior to October 15, 2012.

On February 28, 2012, Roberts Realty renewed and extended its $3,000,000 Bradley Park land loan to October 31, 2013.  The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR.

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

Maturing Short-Term Debt.  As of the date of this report, Roberts Realty has three loans with a total principal balance of $13,110,000 that mature within the next 12 months.  For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 1 — Business and Organization — Management’s Business Plan.

5.                                      SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares.  During the six months ended June 30, 2012, no operating partnership units were exchanged for shares, and during the six months ended June 30, 2011, a total of 5,322 operating partnership units were exchanged for 8,766 shares.  Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock.  Roberts Realty did not repurchase any shares during the six months ended June 30, 2012 and 2011.

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

During the three and six months ended June 30, 2012, Roberts Realty granted 50,000 shares of restricted stock to an employee of Roberts Properties under the Plan.  The grant included a service based vesting period of one year.  There were no restricted stock grants for the three and six months ended June 30, 2011.  There were 100,000 unvested shares of restricted stock outstanding at June 30, 2012.  Compensation expense related to restricted stock grants was $24,079 and $32,980 for the three and six months ended June 30, 2012, respectively.  Compensation expense related to the restricted stock grants was $8,803 and $17,704 for the three and six months ended June 30, 2011, respectively.

Earnings Per Share.  The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Loss from continuing operations available for common shareholders — basic	$(874,927)	$(1,706,463)	$(1,470,734)	$(2,145,836)

Loss from continuing operations attributable to noncontrolling interest	(181,748)	(359,472)	(306,158)	(452,658)

Loss from continuing operations — diluted	$(1,056,675)	$(2,065,935)	$(1,776,892)	$(2,598,494)

Income (loss) from discontinued operations for common shareholders — basic	110,415	(129,718)	106,485	(260,298)

Income (loss) from discontinued operations attributable to noncontrolling interest	22,936	(27,326)	22,167	(54,909)

Income (loss) from discontinued operations — diluted	$133,351	$(157,044)	$128,652	$(315,207)

Net loss — diluted	$(923,324)	$(2,222,979)	$(1,648,240)	$(2,913,701)

Weighted average number of shares — basic	10,419,573	10,357,831	10,397,045	10,354,683

Dilutive securities — weighted average number of units	2,164,669	2,181,356	2,164,669	2,184,504

Weighted average number of shares — diluted	12,584,242	12,539,187	12,561,714	12,539,187

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building.  (Roberts Realty does not currently own any operating multifamily apartment communities and did not own any operating multifamily apartment communities in 2012 or 2011.)  All of Roberts Realty’s properties are located in metropolitan Atlanta, Georgia.  Roberts Realty has the following three reportable operating segments:

1.               the retail/office segment, which consists of operating retail centers and an office building;

2.               the land segment, which consists of various tracts of land; and

3.               the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three and six months ended June 30, 2012 and 2011.  The retail/office segment is composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building.  Roberts Realty’s Grand Pavilion retail center, on which the lender foreclosed on October 4, 2011, is reflected as discontinued operations within the retail/office segment.  The land segment is composed of three tracts of land totaling 70 acres that are in various phases of development and construction and three tracts of land held for sale totaling 37 acres, one of which is under contract to be sold.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended June 30, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$276,677	$3,168	$—	$279,845
Other operating income	39,734	—	13	39,747

Total operating revenues from consolidated entities	316,411	3,168	13	319,592

Operating expenses	114,785	335,686	367,437	817,908
Depreciation and amortization expense	128,106	—	18	128,124

Total operating expenses from consolidated entities	242,891	335,686	367,455	946,032

Other (expense) income	(159,415)	(272,059)	1,239	(430,235)

Consolidated loss from continuing operations	(85,895)	(604,577)	(366,203)	(1,056,675)

Consolidated income from discontinued operations (Note 3)	133,351	—	—	133,351

Consolidated net income (loss)	47,456	(604,577)	(366,203)	(923,324)

Consolidated income (loss) attributable to noncontrolling interest	8,162	(103,987)	(62,987)	(158,812)

Consolidated income (loss) available for common shareholders	$39,294	$(500,590)	$(303,216)	$(764,512)

Total assets at June 30, 2012	$13,229,518	$34,995,513	$2,158,541	$50,383,572

Three Months Ended June 30, 2011

	Retail/Office	Land	Corporate	Total

Rental operations	$269,514	$3,168	$—	$272,682
Other operating income	42,214	—	4	42,218

Total operating revenues from consolidated entities	311,728	3,168	4	314,900

Operating expenses	117,372	1,455,276	344,445	1,917,093
Depreciation and amortization expense	130,360	—	50	130,410

Total operating expenses from consolidated entities	247,732	1,455,276	344,495	2,047,503

Other (expense) income	(164,025)	(173,377)	4,070	(333,332)

Consolidated loss from continuing operations	(100,029)	(1,625,485)	(340,421)	(2,065,935)

Consolidated loss from discontinued operations (Note 3)	(157,044)	—	—	(157,044)

Consolidated net loss	(257,073)	(1,625,485)	(340,421)	(2,222,979)

Consolidated loss attributable to noncontrolling interest	(44,731)	(282,834)	(59,233)	(386,798)

Consolidated loss available for common shareholders	$(212,342)	$(1,342,651)	$(281,188)	$(1,836,181)

Total assets at June 30, 2011	$18,924,974	$42,988,980	$3,566,763	$65,480,717

Six Months Ended June 30, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$547,370	$6,337	$—	$553,707
Other operating income	78,820	—	18	78,838

Total operating revenues from consolidated entities	626,190	6,337	18	632,545

Operating expenses	229,521	381,469	730,636	1,341,626
Depreciation and amortization expense	250,915	—	18	250,933

Total operating expenses from consolidated entities	480,436	381,469	730,654	1,592,559

Other (expense) income	(320,154)	(499,133)	2,409	(816,878)

Consolidated loss from continuing operations	(174,400)	(874,265)	(728,227)	(1,776,892)

Consolidated income from discontinued operations (Note 3)	128,652	—	—	128,652

Consolidated net loss	(45,748)	(874,265)	(728,227)	(1,648,240)

Consolidated loss attributable to noncontrolling interest	(7,882)	(150,636)	(125,473)	(283,991)

Consolidated loss available for common shareholders	$(37,866)	$(723,629)	$(602,754)	$(1,364,249)

Total assets at June 30, 2012	$13,229,518	$34,995,513	$2,158,541	$50,383,572

Six Months Ended June 30, 2011

	Retail/Office	Land	Corporate	Total

Rental operations	$565,038	$6,337	$—	$571,375
Other operating income	89,496	—	46	89,542

Total operating revenues from consolidated entities	654,534	6,337	46	660,917

Operating expenses	258,284	1,501,848	632,690	2,392,822
Depreciation and amortization expense	260,720	—	100	260,820

Total operating expenses from consolidated entities	519,004	1,501,848	632,790	2,653,642

Other (expense) income	(327,088)	(288,048)	9,367	(605,769)

Consolidated loss from continuing operations	(191,558)	(1,783,559)	(623,377)	(2,598,494)

Consolidated loss from discontinued operations (Note 3)	(315,207)	—	—	(315,207)

Consolidated net loss	(506,765)	(1,783,559)	(623,377)	(2,913,701)

Consolidated loss attributable to noncontrolling interest	(88,279)	(310,696)	(108,592)	(507,567)

Consolidated loss available for common shareholders	$(418,486)	$(1,472,863)	$(514,785)	$(2,406,134)

Total assets at June 30, 2011	$18,924,974	$42,988,980	$3,566,763	$65,480,717

7.             RELATED PARTY TRANSACTIONS

Transactions with Mr. Charles S. Roberts and His Affiliates

Roberts Realty enters into contractual commitments in the normal course of business with the Roberts Companies.  The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition and disposition of real estate.  The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue.  Under the charter for the audit committee of Roberts Realty’s board of directors, related party transactions are also subject to review and oversight by the audit committee.

Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide these services for 22 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143.  All of these communities were sold for a substantial profit.

Sales Contract to Sell Northridge Property to Roberts Properties.  On June 30, 2011, Roberts Realty entered into a contract to sell its 11 acre Northridge property to Roberts Properties.  On June 25, 2012, Roberts Realty amended the sales contract to extend the closing date to October 30, 2012 provided that the land disturbance permit for the Northridge property was obtained before August 1, 2012.  See Note 11 — Subsequent Events.  Under the terms of the sales contract as amended, the sales price is $4,070,000, plus the reimbursement of $303,789 of development and construction expenses incurred before June 30, 2011.  Additionally, Roberts Properties is obligated to reimburse Roberts Realty for any development and construction expenses incurred from June 30, 2011 until the closing date.  These amounts are shown as Due from Affiliates on the accompanying condensed consolidated balance sheets.

Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, and interior design. Roberts Realty has entered into a design and development agreement with Roberts Properties for the property listed in the following table.

	Total Contract Amount	Amounts Incurred from 1/1/12 to 6/30/12	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$425,000

Construction Contracts with Roberts Construction.  Roberts Realty has entered into cost plus 10% (5% for overhead and 5% for profit) contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties.  Progress payments are paid monthly to Roberts Construction based on the work that has been completed.  The following table lists the amounts incurred on these contracts during the six months ended June 30, 2012.

	Amounts Incurred for Labor and Materials Costs from 1/1/12 to 6/30/12	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/12 to 6/30/12

Bradley Park	$923	$92
Northridge	46,815	4,682
Peachtree Parkway	1,834	183
North Springs	286	29
Highway 20	622	62

Totals	$50,480	$5,048

Other Payments.  At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases, at the retail centers and office building.  For the six months ended June 30, 2012, Roberts Realty paid Roberts Construction $136,901 for labor and materials costs plus $13,690 (5% for profit and 5% for overhead).  Roberts Properties and Roberts Construction received cost reimbursements of $91,438 and $10,240, respectively, for the six months ended June 30, 2012.

Office Leases.  Roberts Realty leases office space in the Northridge office building to the Roberts Companies.  Effective as of January 1, 2012, Roberts Realty renewed its leases with the Roberts Companies.  Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.  Both leases are for a one-year term with a rental rate of $17.50 per rentable square foot.  Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $55,571 for the six months ended June 30, 2012.

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

Non-Cash Impairments on Operating Real Estate Assets.  During the six months ended June 30, 2012 and 2011, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its operating assets during the six months ended June 30, 2012 and 2011.

Non-Cash Impairments on Land Parcels.  During the six months ended June 30, 2012, Roberts Realty classified its approximately one-acre commercial site in Johns Creek as a real estate asset held for sale and determined that its carrying amount was not recoverable.  The determination of fair value was based on offers and expressions of interest from unrelated purchasers and market participants.  As a result of this analysis, Roberts Realty recorded a fair value adjustment of $275,949 on the Johns Creek property.  Roberts Realty determined that the carrying amounts of its other land parcels were recoverable at June 30, 2012.

During the six months ended June 30, 2011, Roberts Realty determined that the carrying amount of the Northridge property was not recoverable, and the determination of fair value was based on the sales contract for the property and the appraised values of the property.  As a result of this analysis, Roberts Realty recorded a fair value adjustment of $1,386,480 on the Northridge property, which is classified as a real estate asset held for sale.  Roberts Realty determined that the carrying amounts of its other land parcels were recoverable at June 30, 2011.

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

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of June 30, 2012.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value.

These real estate assets, including land held for sale, were valued using sales activity for similar assets, current offers and contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates and (2) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset. The following tables provide the balances for those assets required to be measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
Description	Total	Level 1	Level 2	Level 3

Real estate assets held for sale	$600,000	$—	$—	$600,000

	Year Ended December 31, 2011
Description	Total	Level 1	Level 2	Level 3

Real estate under development	$8,988,000	$—	$—	$8,988,000
Real estate assets held for sale	11,913,789	—	—	11,913,789
Assets related to discontinued operations	5,415,104	—	—	5,415,104

Total assets	$26,316,893	$—	$—	$26,316,893

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

In addition to the construction contracts with Roberts Construction, Roberts Realty has entered into an engineering contract with a third party for the Northridge property.  At June 30, 2012, outstanding commitments on this contract totaled $7,890.

At June 30, 2012, Roberts Realty had a $500,000 letter of credit outstanding.  The letter of credit is required by the lender for Roberts Realty’s Spectrum retail center and is held as a reserve for the payment of tenant improvements and leasing costs.  Roberts Realty assumed this obligation when it acquired the Spectrum retail center in October 2005.  The letter of credit expires on October 26, 2012.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units.  Holders of units have the right to require the operating partnership to redeem their units for shares of Roberts Realty common stock, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis).  Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted.  At June 30, 2012, there were 1,314,285 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities.  The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited.  Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid.  Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2012.

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

11.          SUBSEQUENT EVENTS

Extension of Peachtree Parkway Land Loan.  On July 16, 2012, Roberts Realty extended the maturity date of its $8,175,000 land loan to October 31, 2012 on substantially the same terms and conditions.  At the closing, Roberts Realty deposited $153,000 as an interest and real estate tax reserve to fund these payments through the maturity date.  Under the terms of the loan, Roberts Realty will make monthly payments of interest only at the 1-month LIBOR index rate plus 300 basis points, with an interest rate floor of 5.00% per annum.

Sales Contract and Land Disturbance Permit for the Northridge Property.  On July 23, 2012, the City of Sandy Springs issued the land disturbance permit for the Northridge property, and in accordance with the terms of the sales contract for the Northridge property, the closing date was extended to October 30, 2012.

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

Overview

We are a self-administered, self-managed equity real estate investment trust, or REIT.  Our primary business is to develop, construct, own, and manage multifamily apartment communities.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At June 30, 2012, we were its sole general partner and owned an 82.81% interest in the operating partnership.  We expect to continue to conduct our business in this organizational structure.  As of the filing date of this report, we own the following properties, all of which are located in metropolitan Atlanta, Georgia:

•                  three tracts of land totaling 70 acres that are zoned for 720 multifamily units and are in various phases of development and construction;

•                  three tracts of land totaling 37 acres that are zoned for 512 multifamily units and are classified as real estate assets held for sale, including an 11-acre tract zoned for 220 multifamily units that is under contract to be sold;

•                  two retail shopping centers; and

•                  one office building, part of which serves as our corporate headquarters.

We plan to continue exiting the retail business and focus on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation.  We have significantly reduced our debt and our negative cash flow during the past year, and we intend to continue these efforts.

Recent Developments

Extension of Peachtree Parkway Land Loan

On July 16, 2012, we extended the maturity date of our $8,175,000 land loan to October 31, 2012 on substantially the same terms and conditions.  At the closing, we deposited $153,000 as an interest and real estate tax reserve to fund these payments through the maturity date.  Under the terms of the loan, we will make monthly payments of interest only at the 1-month LIBOR index rate plus 300 basis points, with an interest rate floor of 5.00% per annum.

Extension of Closing Date for the Sale of the Northridge Land to Roberts Properties, Inc.

As part of our strategy to address our needs for liquidity and capital resources, on June 30, 2011, we entered into a contract to sell the 11-acre Northridge property to Roberts Properties.  On June 25, 2012, we amended the sales contract to extend the closing date to October 30, 2012, provided that Roberts Properties received the land disturbance permit for the Northridge land on or before August 1, 2012.  The City of Sandy Springs issued the land disturbance permit on July 23, 2012.  Under the terms of the sales contract as amended, the sales price is $4,070,000, plus the reimbursement of $303,789 for development and construction expenses incurred before June 30, 2011.  Roberts Properties is obligated to reimburse us for any development and construction expenses incurred from June 30, 2011 until the closing.

Renewal of Highway 20 Land Loan

On April 19, 2012, we renewed and extended our Highway 20 land loan to April 8, 2013.  We established a $165,000 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.  We also agreed to make fixed principal payments of $5,000 per month, with a one-time principal reduction of $240,000 prior to October 15, 2012.

Peachtree Parkway and Other Real Estate Asset Held for Sale

To further our efforts to improve liquidity and provide capital resources, we have begun to actively market for sale our 25-acre Peachtree Parkway land and our approximately one-acre commercial site in Johns Creek and have classified those assets in the condensed consolidated balance sheets as real estate assets held for sale.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt.  The primary reason for our negative operating cash flow is that we have six tracts of land totaling 107 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.  These six tracts of land have a combined carrying value of $34,602,953, and are encumbered with land loans totaling $16,110,000.  We have substantial equity in these tracts of land, which are an integral part of our multifamily community development and construction program.  Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loan we need to make substantial progress in constructing and leasing up our planned Bradley Park multifamily community as described in Liquidity and Capital Resources — Business Plan below.

To address these issues, we made substantial progress during the past year in improving our liquidity and capital resources, and we intend to continue to do so.  Further, if we close the sale of our Northridge property as we expect, the proceeds of that sale would be approximately $4,673,895, which we would use to retire our $2,000,000 loan secured by the property and use the remaining proceeds of $2,673,895 to address our liquidity and capital resources needs.  We are also actively marketing our Peachtree Parkway property and our Johns Creek commercial site for sale and would use the net proceeds of the sale of one or both of those properties to address our liquidity and capital resources needs.

We had total debt of $25,913,796 as of June 30, 2012.  As of the date of this report, we have three loans with a total principal balance of $13,110,000 that mature within the next 12 months: (a) the $8,175,000 Peachtree Parkway loan that matures on October 31, 2012; (b) the $2,000,000 Northridge loan that matures on February 21, 2013; and (c) the $2,935,000 Highway 20 loan that matures on April 8, 2013.  If we are unable to renew these loans, we may repay all or part of these loans from the funds we expect to receive from the sale of the Northridge property or the funds we are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.

Results of Operations

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended June 30,
	2012	2011	$Increase
	(Unaudited)	(Unaudited)	(Decrease)

TOTAL OPERATING REVENUES	$319,592	$314,900	$4,692

OPERATING EXPENSES:
Property operating expenses	159,473	161,616	(2,143)
General and administrative expenses	382,486	370,197	12,289
Gain on disposal of assets	—	(1,200)	1,200
Impairment loss on real estate assets	275,949	1,386,480	(1,110,531)
Depreciation and amortization	128,124	130,410	(2,286)

Total operating expenses	946,032	2,047,503	(1,101,471)

LOSS FROM OPERATIONS	(626,440)	(1,732,603)	(1,106,163)

OTHER EXPENSE	(430,235)	(333,332)	96,903

LOSS FROM CONTINUING OPERATIONS	(1,056,675)	(2,065,935)	(1,009,260)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	133,351	(157,044)	(290,395)

NET LOSS	$(923,324)	$(2,222,979)	$(1,299,655)

Net loss decreased $1,299,655 when compared to the 2011 period.  This decrease was the result of a $4,692 increase in operating revenues, a $1,101,471 decrease in operating expenses (primarily due to a substantially lower non-cash impairment loss on real estate assets in the 2012 period when compared to the 2011 period), and a $290,395 decrease in loss from discontinued operations, offset by a $96,903 increase in other expense.  We explain below the major variances between the 2012 and 2011 periods.

Total operating revenues increased by $4,692 from $314,900 in the 2011 period to $319,592 in the current period, primarily as a result of an increase in rental revenue.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased by $2,143 from $161,616 in the 2011 period to $159,473 in the current period.

General and administrative expenses increased by $12,289 from $370,197 in the 2011 period to $382,486 in the current period, primarily due to higher salaries expense.

The 2011 period included a $1,386,480 non-cash impairment loss on the Northridge land parcel, while the 2012 period included a $275,949 non-cash impairment loss on our Johns Creek commercial site.

Other expense increased $96,903 from $333,332 in the 2011 period to $430,235 in the current period.  This increase was primarily due to a $16,936 increase in the amortization of deferred financing and leasing costs and a $77,147 increase in interest expense because (a) $81,940 of interest was capitalized in the 2011 period and all interest was expensed in the 2012 period and (b) the interest on the Northridge land loan, which began in February 2012.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Six Months Ended June 30,
	2012	2011	$(Decrease)
	(Unaudited)	(Unaudited)	Increase

TOTAL OPERATING REVENUES	$632,545	$660,917	$(28,372)

OPERATING EXPENSES:
Property operating expenses	308,552	310,217	(1,665)
General and administrative expenses	757,125	700,675	56,450
Gain on disposal of assets	—	(4,550)	4,550
Impairment loss on real estate assets	275,949	1,386,480	(1,110,531)
Depreciation and amortization	250,933	260,820	(9,887)

Total operating expenses	1,592,559	2,653,642	(1,061,083)

LOSS FROM OPERATIONS	(960,014)	(1,992,725)	(1,032,711)

OTHER EXPENSE	(816,878)	(605,769)	211,109

LOSS FROM CONTINUING OPERATIONS	(1,776,892)	(2,598,494)	(821,602)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	128,652	(315,207)	(443,859)

NET LOSS	$(1,648,240)	$(2,913,701)	$(1,265,461)

Net loss decreased $1,265,461 when compared to the 2011 period.  This decrease was primarily due to a $1,061,083 decrease in operating expenses (primarily due to a substantially lower non-cash impairment loss on real estate assets in the 2012 period when compared to the 2011 period) and a $443,859 decrease in loss from discontinued operations, offset by a $28,372 decrease in operating revenues and a $211,109 increase in other expense.  We explain below the major variances between the 2012 and 2011 periods.

Total operating revenues decreased by $28,372 from $660,917 in the 2011 period to $632,545 in the current period primarily as a result of a slightly lower occupancy level at our retail centers and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased by $1,665 from $310,217 in the 2011 period to $308,552 in the current period.

General and administrative expenses increased by $56,450 from $700,675 in the 2011 period to $757,125 in the current period, primarily due to higher professional service fees.

The 2011 period included a $1,386,480 non-cash impairment loss on the Northridge land parcel, while the 2012 period included a $275,949 non-cash impairment loss on our Johns Creek commercial site.

Other expense increased $211,109 from $605,769 in the 2011 period to $816,878 in the current period.  This increase was primarily due to a $22,308 increase in amortization of deferred financing and leasing costs and a $181,872 increase in interest expense because (a) $81,940 of interest was capitalized in the 2011 period and all interest was expensed in the 2012 period and (b) the interest on the Northridge land loan, which began in February 2012.

Liquidity and Capital Resources

Overview

At June 30, 2012, we had $50,383,572 in total assets, of which $1,091,486 was cash and cash equivalents.  In addition, we held $1,044,574 in restricted cash.  Of our restricted cash at June 30, 2012, $494,564 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $501,673 was a certificate of deposit pledged to secure a letter of credit for tenant improvements and leasing costs at the Spectrum retail center.  As of July 23, 2012, we held $955,357 in cash and cash equivalents and $1,140,190 in restricted cash.  Of our restricted cash balance, $593,245 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $501,673 is the Spectrum certificate of deposit.

We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow as we pursue our business plan and to invest in the development of the Bradley Park multifamily apartment community to enable us to raise the required debt and equity to construct that community.  We currently estimate that we will need approximately $14,695,000 in debt and equity to complete the construction of Bradley Park.  Our current cash resources are inadequate to meet these needs.  To address these needs, we are considering the alternatives described in Business Plan below.

We continue to focus on improving our liquidity and capital resources.  Further, if we close the sale of our Northridge property as we expect, the net proceeds of that sale would be approximately $2,673,895, which we would use to address our liquidity and capital resources needs.  We are also actively marketing our Peachtree Parkway property and our Johns Creek commercial site for sale and would use the net proceeds of the sale of one or both of those properties to address our liquidity and capital resources needs.

Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt.  We have three loans with a current aggregate principal balance of $13,110,000 that mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

Peachtree Parkway	10/31/12	$8,175,000
Northridge	2/21/13	2,000,000
Highway 20	4/08/13	2,935,000

Total		$13,110,000

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.  The three primary reasons for our negative operating cash flow are as follows:

•                  We own six tracts of land totaling 107 acres with an aggregate carrying value of $34,602,953 that secure land loans totaling $16,110,000.  Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•                  Due to the continued weakness in the retail and office sectors, one of our retail centers and our office building are producing negative cash flow, although the other retail center is positively cash flowing.

•                  Our general and administrative expenses were $1,357,252 for the calendar year 2011 and $757,125 for the six months ended June 30, 2012; these expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE MKT stock exchange (formerly NYSE Amex Equities).  These costs also include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums.  We estimate that these additional costs related to being a public reporting company are approximately $625,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt.  We are currently using our unrestricted cash balance of $1,091,486 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties.

As noted above, we have three loans with a total principal balance of $13,110,000 that mature within the next 12 months.  We plan to renew these loans as they come due and extend their maturity dates at least 12 months or find alternative funding and raise additional capital for the development of the properties securing the loans.  We may be required to repay part of the outstanding principal of one or more of these loans in connection with that refinancing.  To fund these repayments, we may use cash from one or more of the following sources:  (a) our existing cash; (b) the net proceeds from the sale of one or more of our Northridge property, our Peachtree Parkway property, or our Johns Creek commercial site; (c) contributions from a joint venture partner; or (d) equity we raise in a private offering.

Current economic conditions and the tight lending environment create uncertainty regarding whether we can extend or refinance the maturing loans as planned or find alternative funding and raise additional capital for the development of the properties securing the loans.  If we were required to use our current cash balances to pay down existing loans, those repayments and the corresponding reductions in our cash balances could adversely affect our ability to execute our plans as described further below.

We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, the sale of properties, or the equity we raise in a private offering.

Business Plan

Overview and Outlook

We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business plan.  We plan to continue exiting the retail business and focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation.  During the past year, we have significantly reduced our debt and decreased our negative cash flow and we intend to continue these efforts.  As explained above in Recent Developments, we have extended our $8,175,000 Peachtree Parkway land loan to October 31, 2012 and our $2,935,000 Highway 20 land loan to April 8, 2013, and we have begun to actively market for sale our Peachtree Parkway land and our Johns Creek commercial site.

We explain below our strategies and plans for each type of property we own.

Development and Construction of Multifamily Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located.  We believe the economic climate for our business in these markets is improving for the following reasons:

•                  Rents for the “Class A” or upscale apartment communities of the type that we build should increase appreciably during 2012, and the level of rental concessions should continue to decrease as the market continues to improve.

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

We are currently holding three land parcels for development and construction:

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

3.               North Springs, a 10-acre site located on Peachtree Dunwoody Road in Sandy Springs across from the North Springs commuter rail station; the property is zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.

We are currently holding three land parcels for sale:

1.               Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units.  We have entered into a contract to sell Northridge to Roberts Properties for a total cash sales price of $4,070,000 plus certain cost reimbursements.  The closing is scheduled to occur on or before October 30, 2012.

2.               Peachtree Parkway, a 25-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County zoned for 292 multifamily units that is located across the street from The Forum, a 580,000 square foot upscale shopping center.

3.               Johns Creek, an approximately one-acre commercial site located in Johns Creek, Georgia.

If the sale of the Northridge property closes as anticipated, we expect to use the proceeds of the sale to address our liquidity and capital resources needs.  Whether or not the sale of the Northridge property closes as expected, we will continue to market for sale the Peachtree Parkway property and the Johns Creek commercial site, and we may also seek to sell one or more of our remaining land parcels to independent purchasers.  Potential buyers have recently expressed interest in purchasing some of our properties, and we believe they have the financial resources to do so.  We may raise private equity and are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors.  We may also sell one or more of our remaining land parcels to Roberts Properties as we have agreed to do with the Northridge land parcel.  We may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily apartment community.

Now that the Atlanta apartment market is recovering from the recession, we believe this is an opportune time to create new multifamily assets.  We believe that we can create value for our shareholders as we have historically done following economic downturns and recessions.  We intend to move forward with the development and construction of our next multifamily apartment community at Bradley Park.  Although we cannot make substantial progress on constructing this apartment community until we raise the required equity and obtain construction financing, we believe that the market for construction financing is improving in light of the positive factors noted above.  We currently estimate that we will need approximately $14,695,000 in debt and equity to complete the construction of our Bradley Park multifamily community.

To provide the equity we need for the construction of Bradley Park as well as to repay or partially extend our maturing loans, we are seeking to sell one or more of our land parcels, including the Peachtree Parkway property and the Johns Creek commercial site, to independent purchasers or to raise the required debt and equity through the other means described above.

Retail Centers and Office Building

We currently own two retail centers and an office building, which have the occupancy percentages provided below:

1.               Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.

2.               Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 53.0% occupied.

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

The conduit loans secured by the Bassett and Spectrum retail centers are nonrecourse.  If we are unable to improve the financial performance of one or both of these centers, particularly if the retail sector fails to improve or worsens, we may seek to modify these loans.  As a last resort, we may transfer one or both of these retail centers to the lender in satisfaction of the debt to avoid any further negative cash flow from these assets.

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

Possible Sale, Merger, or Business Combination of the Entire Company

In our efforts to maximize shareholder value, we are open to any transaction that would be in the best interests of our shareholders.  During the past two years, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination.  In 2011, we retained the services of Sandler O’Neill + Partners, L.P. to explore potential strategic alternatives for us.  We have entered into mutual confidentiality agreements with 59 different entities, and discussions are ongoing with several of them.  To date, however, we have not entered into a definitive agreement for such a transaction.  We currently remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

Comparison of Six Months ended June 30, 2012 to Six Months ended June 30, 2011

Cash and cash equivalents increased $523,295 during the first six months of 2012 compared to a decrease of $1,651,376 during the 2011 period.  The respective changes in cash are described below.

Net cash used in operating activities in the 2012 period was $1,013,634 compared to $547,636 of cash used in operating activities during the 2011 period.  This increase was primarily the result of lower rental revenues, increased general and administrative and interest expense related to operations coupled with a $121,845 decrease in the change of accounts payable, accrued expenses, and other liabilities, and a $57,924 increase in due from affiliates.

Net cash used in investing activities was $161,821 during the 2012 period compared to $723,243 used during the 2011 period.  This decrease was primarily due to a $370,054 decrease in development and construction of real estate assets, and a $34,802 decrease in the change of accounts payable, accrued expenses and other liabilities related to investing activities, and a $220,715 decrease in the change in restricted cash.

Net cash provided by financing activities was $1,698,750 for the 2012 period compared to net cash used in financing activities of $380,497 during the 2011 period.  The increase in cash provided by financing activities primarily resulted from the $2,000,000 of proceeds from the Northridge land loan offset by the loan costs for the Northridge land loan and the renewal of the Bradley Park and Highway 20 land loans.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized in the following table:

Debt Maturity Schedule

Year	Remaining Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments

2012	$8,583,801	$63,801		$8,520,000	Peachtree Parkway

2013	10,371,988	163,654		10,208,334	Northridge Land Highway 20 Northridge Office Bradley Park

2014	4,644,298	4,644,298	Spectrum

2015	66,125	66,125

2016	71,471	71,471

Thereafter	2,176,113	2,176,113	Bassett

Total	$25,913,796

Short-Term Debt

We have a total of $13,110,000 in debt that matures within the next 12 months.  All of that debt matures on or before April 8, 2013.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after July 31, 2013, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt

We have four loans that bear interest at floating rates.  These loans had an aggregate outstanding balance of $16,728,334 at June 30, 2012.  Three loans totaling $13,793,334 bear interest at 300 to 350 basis points over the 30-day LIBOR with interest rate floors for two of the loans ranging from 4.50% to 5.00%, and a $2,935,000 loan bears interest at the prime rate with an interest rate floor of 5.50%.  Changes in LIBOR and the prime rate that increase the interest rates on these loans or increase the interest rates above their respective interest rate floors will increase our interest expense.  For example, a 1.0% increase in the interest rates on these loans or an increase in the interest rates above their respective interest rate floors would increase our interest expense by approximately $167,283 per year and reduce our liquidity and capital resources by that amount.

Contractual Commitments

Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, and interior design.  We enter into construction contracts in the normal course of business with Roberts Properties Construction, Inc. (“Roberts Construction”), which is owned by Mr. Charles S. Roberts, our President, Chief Executive Officer, and Chairman of the Board.  We currently have five ongoing construction contracts with Roberts Construction.  The terms of the construction contracts are cost plus 10% (5% profit and 5% overhead).

No Quarterly Dividends

We have not paid regular quarterly dividends since the third quarter of 2001, and we have no plans to resume paying regular quarterly dividends for the foreseeable future.  We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles.  See “Recent Accounting Pronouncements” below for a summary of recent accounting pronouncements and the expected impact on our financial statements.  A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations.  Because we are in the business of owning, operating, and developing multifamily apartment communities, and we own retail centers and an office building, our critical accounting policies relate to cost capitalization and asset impairment evaluation.  The following is a summary of our overall accounting policy in these areas.

Cost Capitalization

We state our real estate assets at the lower of depreciated cost or fair value, if deemed impaired.  We expense ordinary repairs and maintenance as incurred.  We capitalize and depreciate major replacements and betterments over their estimated useful lives.  Depreciation expense is computed on a straight-line basis over the estimated useful lives of 27.5 years for buildings and improvements, 15 years for land improvements, and three to seven years for furniture, fixtures, and equipment.

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

Non-Cash Impairments on Operating Real Estate Assets.

During the six months ended June 30, 2012 and 2011, we determined that the carrying amounts of our operating real estate assets were recoverable.  Accordingly, we did not record an impairment loss on our operating assets during the six months ended June 30, 2012 and 2011.

Non-Cash Impairments on Land Parcels.

During the six months ended June 30, 2012, we classified our Johns Creek commercial site as a real estate asset held for sale and determined that its carrying amount was not recoverable.  The determination of fair value was based on offers and expressions of interest from unrelated purchasers and market participants.  As a result of this analysis, we recorded a fair value adjustment of $275,949 on the Johns Creek property.  We determined that the carrying amounts of our other land parcels were recoverable at June 30, 2012.

During the six months ended June 30, 2011, we determined that the carrying amount of the Northridge property was not recoverable, and the determination of fair value was based on the sales contract for the property and the appraised values of the property.  As a result of this analysis, we recorded a fair value adjustment of $1,386,480 on the Northridge property, which is classified as a real estate asset held for sale.  We determined that the carrying amounts of our other land parcels were recoverable at June 30, 2011.

Recent Accounting Pronouncements

Please refer to Note 2, Basis of Presentation — Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this report for a discussion of recent accounting standards and pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.                             CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2012, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

Neither Roberts Realty, the operating partnership, nor any of our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them.  Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

ITEM 1A.       RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the risk factors described below.  These risk factors could materially affect our business, financial condition, or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition, and/or operating results.

We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.

We have three loans with a total principal balance of $13,110,000 that mature within the next 12 months.  Our $8,175,000 Peachtree Parkway loan matures on October 31, 2012; our $2,000,000 Northridge loan matures on February 21, 2013; and our $2,935,000 Highway 20 loan matures on

April 8, 2013.  If we do not sell the Northridge property as we expect; or we do not sell the Peachtree Parkway property; or we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; or we are unable to find alternative funding and raise additional capital for the development of the Bradley Park property; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us.  Those losses could have a material adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Our exploration of potential strategic alternatives may be unsuccessful.

We retained Sandler O’Neill + Partners, L.P. in 2011 to explore potential strategic alternatives for the company.  These alternatives could include a sale, merger, or other business combination.  We caution that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

We may be unable to sell our Northridge property as we expect.

We have entered into a contract to sell our 11-acre Northridge property to Roberts Properties for a cash sales price of $4,070,000, plus the reimbursements of certain costs.  Under the amended terms of the contract, the closing is scheduled to occur on or before October 30, 2012.  We can provide no assurances that Roberts Properties will be able to close on the purchase by that date.  If we do not sell the Northridge property as we expect, we could suffer the consequences described in the first risk factor above.

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

10.1

Fourth Amendment to Sales Contract dated June 25, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. (Northridge land parcel). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 25, 2012.]

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

101*

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30 days from the filing of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 31, 2012

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)