Form 10-Q/A
period 2012-06-30
ROBERTS REALTY INVESTORS INC
filed 2012-08-17
CIK 1011109

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

EXPLANATORY NOTE

Roberts Realty Investors, Inc. is filing this Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on July 31, 2012, for the sole purpose of furnishing the Interactive Data File with detailed note tagging as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes in the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the disclosures made in the original Form 10-Q filed on July 31, 2012.

ITEM 6.          EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1

Fourth Amendment to Sales Contract dated June 25, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. (Northridge land parcel). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 25, 2012.]*

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32

Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.*

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.**

*                                         Previously filed or furnished as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

**                                  Furnished with this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 17, 2012

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)