Form 10-Q
period 2012-09-30
ROBERTS REALTY INVESTORS INC
filed 2012-11-09
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2012
Common Stock, $.01 par value per share	10,641,928 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible business combination, development and construction of a new multifamily community, the pending sale of two of our properties and the possible sale of other properties, and the ways we may finance our future development and construction activities.  Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.  These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; the challenging conditions for retail shopping centers and office buildings in our market area; uncertainties with respect to the closing of the sale of our Northridge and Peachtree Parkway properties; our evaluation of strategic alternatives and possible business combinations; and other factors discussed in this report and in our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as Part II, Item 1A, Risk Factors, in this report, for a description of some of the important factors that may affect actual outcomes.

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

PART I — FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
ASSETS
REAL ESTATE ASSETS:
Land	$5,272,376	$5,272,376
Buildings and improvements	8,253,639	10,717,563
Furniture, fixtures and equipment	568,724	445,696
	14,094,739	16,435,635
Less: accumulated depreciation	(3,697,079)	(3,383,321)
Operating real estate assets	10,397,660	13,052,314
Construction in progress and real estate under development	19,008,000	22,088,000
Real estate assets held for sale	11,098,956	12,789,738

Net real estate assets	40,504,616	47,930,052

CASH AND CASH EQUIVALENTS	880,791	568,191

RESTRICTED CASH	1,025,469	1,014,989

DEFERRED FINANCING & LEASING COSTS — Net of accumulated amortization of $235,922 and $177,600 at September 30, 2012 and December 31, 2011, respectively	129,120	96,475

LEASE INTANGIBLES — Net of accumulated amortization of $430,731 and $386,996 at September 30, 2012 and December 31, 2011, respectively	22,442	66,177

DUE FROM AFFILIATES	391,187	242,182

OTHER ASSETS — Net	244,151	130,678

ASSETS RELATED TO DISCONTINUED OPERATIONS	114,000	7,553

	$43,311,776	$50,056,297

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$9,725,994	$9,960,148
Land notes payable	5,925,000	5,955,000
Accounts payable and accrued expenses	537,124	306,523
Due to affiliates	34,927	27,420
Security deposits and prepaid rents	51,020	66,296
Liabilities related to real estate assets held for sale	9,073,406	8,204,521
Liabilities related to discontinued operations	—	7,665

Total liabilities	25,347,471	24,527,573

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	3,088,064	4,406,258

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,424,518 and 10,374,518 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	104,245	103,745
Additional paid-in capital	31,461,511	31,397,390
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(16,618,183)	(10,307,337)

Total shareholders’ equity	14,876,241	21,122,466

	$43,311,776	$50,056,297

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$263,518	$277,936	$817,225	$849,311
Other operating income	180,508	42,423	259,346	131,965

Total operating revenues	444,026	320,359	1,076,571	981,276

OPERATING EXPENSES:
Utilities	35,634	34,242	102,952	96,676
Repairs and maintenance	51,553	63,711	125,425	142,353
Real estate taxes	62,028	62,297	203,645	207,037
Marketing, insurance and other	14,892	10,358	40,637	34,759
General and administrative expenses	444,147	328,444	1,201,272	1,029,119
Impairment loss on real estate assets	5,647,258	7,124,264	5,923,207	8,510,744
Gain on disposal of assets	(397,591)	—	(397,591)	(4,550)
Depreciation and amortization	126,073	130,408	377,006	391,228

Total operating expenses	5,983,994	7,753,724	7,576,553	10,407,366

LOSS FROM OPERATIONS	(5,539,968)	(7,433,365)	(6,499,982)	(9,426,090)

OTHER INCOME (EXPENSE):
Interest income	883	2,450	3,329	11,825
Interest expense	(385,079)	(365,886)	(1,127,589)	(926,524)
Amortization of deferred financing & leasing costs	(51,232)	(21,750)	(128,046)	(76,256)

Total other expense	(435,428)	(385,186)	(1,252,306)	(990,955)

LOSS FROM CONTINUING OPERATIONS	(5,975,396)	(7,818,551)	(7,752,288)	(10,417,045)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(162,093)	128,652	(477,300)

NET LOSS	(5,975,396)	(7,980,644)	(7,623,636)	(10,894,345)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,027,171)	(1,388,632)	(1,312,790)	(1,896,705)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(4,948,225)	$(6,592,012)	$(6,310,846)	$(8,997,640)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic and diluted	$(0.48)	$(0.63)	$(0.62)	$(0.83)
Income (loss) from discontinued operations — basic and diluted	—	(0.01)	0.01	(0.04)
Net loss — basic and diluted	$(0.48)	$(0.64)	$(0.61)	$(0.87)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(7,623,636)	$(10,894,345)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(128,652)	477,300
Depreciation and amortization	505,052	467,484
Impairment loss on real estate assets	5,923,207	8,510,744
Gain on disposal of assets	(397,591)	—
Amortization of deferred compensation	59,217	26,702
Amortization of above and below market leases	(9,179)	(8,925)
Increase in due from affiliates	(149,005)	(166,581)
(Increase) decrease in other assets	(103,752)	29,666
Increase in due to affiliates	2,967	11,630
Increase in accounts payable, accrued expenses and other liabilities relating to operating activities	251,484	268,384
Net cash used in operating activities from continuing operations	(1,669,888)	(1,277,941)
Net cash provided by operating activities from discontinued operations	14,540	3,945

Net cash used in operating activities	(1,655,348)	(1,273,996)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets held for sale	1,200,000	—
Increase in restricted cash	(10,480)	(124,650)
Increase in accounts payable, accrued expenses and other liabilities relating to investing activities	12,066	20,681
Reimbursement of expenses related to real estate assets held for sale	515,530	—
Development and construction of real estate assets	(149,522)	(565,765)

Net cash provided by (used in) investing activities from continuing operations	1,567,594	(669,734)
Net cash used in investing activities from discontinued operations	—	(12,370)

Net cash provided by (used in) investing activities	1,567,594	(682,104)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(234,154)	(241,503)
Principal repayments on land notes payable	(30,000)	(270,000)
Principal repayments on liabilities related to real estate assets held for sale	(1,174,800)	—
Payment of loan costs	(160,692)	(44,822)
Proceeds from land note payable related to real estate assets held for sale	2,000,000	—

Net cash provided by (used in) financing activities	400,354	(556,325)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	312,600	(2,512,425)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$568,191	$3,716,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$880,791	$1,203,968

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $0 and $81,940 for the nine months ended September 30, 2012 and September 30, 2011, respectively	$1,111,918	$938,215

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$—	$—

Conversion of operating partnership units to common shares	$—	$17,970

Adjustments to noncontrolling interest in the operating partnership	$(5,404)	$(1,830)

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, two of which are Delaware limited liability companies and one is a Georgia limited liability company.  Roberts Realty controls the operating partnership as its sole general partner and had an 82.81% ownership interest in the operating partnership at September 30, 2012 and an 82.60% ownership interest in the operating partnership at September 30, 2011.

At September 30, 2012, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 70 acres in various phases of development and construction;
•

three tracts of land totaling 34 acres held for sale; two of these tracts totaling 31.5 acres are currently under contract to be sold (see Management’s Business Plan below, Note 7 — Related Party Transactions, and Note 11 — Subsequent Events);

•	two neighborhood retail centers totaling 49,999 square feet; and
•	one commercial office building totaling 37,864 square feet, part of which serves as Roberts Realty’s corporate headquarters.

Management’s Business Plan.  Management continues to focus on improving Roberts Realty’s liquidity and balance sheet.  Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt.  Roberts Realty’s negative cash flow is primarily due to its six tracts of land and low occupancy rates at one of its retail centers and the office building.  Roberts Realty has four loans with a total principal balance of $14,503,534 that are scheduled to mature within the next 12 months.  Management plans to renew these loans as they come due and extend their maturity dates at least 12 months.  Management believes that its long history of operating and developing real estate and its current plans for developing some of its existing land and selling its land classified as real estate assets held for sale will allow it to successfully extend these loans or find alternative funding.  However, the tight lending environment creates uncertainty regarding whether these maturing loans will be extended or refinanced as planned.  If Roberts Realty were required to use its current cash balances to pay down these loans, those repayments and the corresponding reductions in Roberts Realty’s cash balances could adversely affect Roberts Realty’s ability to execute its plans as described further below.

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

Retail Centers and Office Building.  As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  The retail sector took the brunt of the severe recession, and as a result, Roberts Realty’s retail centers have struggled with occupancy.  Management anticipates that the performance of the retail centers will continue to be weak for the foreseeable future.  Similarly, the market for office space in Atlanta is overbuilt and continues to be very challenging.  As part of its plan to exit the retail shopping center business, Roberts Realty intends to sell the Bassett and Spectrum retail centers.  Roberts Realty is also considering the sale of the Northridge Office Building.  The conduit loans secured by the Basset and Spectrum retail centers are nonrecourse.  If Roberts Realty is unable to improve the financial performance of these retail centers or sell them, Roberts Realty may transfer them to the lenders in satisfaction of the debt to avoid any further negative cash flow from these assets.  Roberts Realty believes that divesting these assets will make a sale, merger or other business combination easier for Roberts Realty to consummate.

Sale of the Peachtree Parkway Land.  As part of Roberts Realty’s strategy to address its needs for liquidity and capital resources, Roberts Realty has decided to sell its Peachtree Parkway land to reduce its outstanding debt, to reduce its negative operating cash flow, and to release the lender’s lien on Roberts Realty’s North Springs property, which currently provides additional security for the Peachtree Parkway loan.  As described below, Roberts Realty sold part of the Peachtree Parkway property on September 27, 2012 and entered into a sales contract on October 9, 2012 to sell the remaining portion of the property.  See Note 11 — Subsequent Events.

Sale of 2.937 acres of the Peachtree Parkway Land.  On September 27, 2012, Roberts Realty sold 2.937 acres of its Peachtree Parkway property for $1,200,000.  Roberts Realty also received the reimbursement of $515,530 of costs that were previously expended to allow the Peachtree Parkway property to be rezoned to a commercial use.  In conjunction with the closing, Roberts Realty made a $1,174,800 principal payment on its $8,175,000 Peachtree Parkway land loan.  This principal payment reduced the outstanding balance of the loan to $7,000,200, and the maturity date of the loan was extended to April 30, 2013 on substantially the same terms and conditions.  At the closing, Roberts Realty deposited with the lender $175,000 as an interest reserve to pay the monthly interest payments through the new maturity date.

Sales Contract for the Sale of the Remaining Peachtree Parkway Land.  As part of Roberts Realty’s strategy to address its needs for liquidity and capital resources, on October 9, 2012 the operating partnership entered into an agreement to sell the remaining 20.6 acres of the Peachtree Parkway land to Lennar Multifamily Investors, LLC (“Lennar”) for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property).  Lennar deposited $50,000 with an escrow agent as earnest money on October 12, 2012.  Lennar has until November 30, 2012 to conduct its due diligence and must deposit another $250,000 in earnest money no later than December 6, 2012 if it elects to move forward with the purchase of the Peachtree Parkway land.  If Lennar elects not to proceed with the transaction by giving notice of that election to Roberts Realty by November 30, 2012, the contract will be terminated, and Lennar’s $50,000 escrow payment will be refunded to it.  If Lennar elects to proceed and pays the $250,000 in earnest money as required, Roberts Realty’s only remedy for Lennar’s failure to close and consummate its acquisition of the Peachtree

Parkway land will be to obtain the earnest money deposit.  The closing of the transaction is scheduled for January 31, 2013, and Roberts Realty would use $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan.  After the closing, Roberts Realty’s North Springs property, which has a book value of $11,000,000, would be unencumbered.

Sales Contract for the Sale of the Northridge Land.  As part of Roberts Realty’s strategy to address its needs for liquidity and capital resources, the operating partnership entered into a contract on June 30, 2011 to sell its 11-acre Northridge land parcel to Roberts Properties, Inc. (“Roberts Properties”).  Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of Roberts Properties.  Under the sales contract as amended, the closing was scheduled to occur no later than October 30, 2012.  In October 2012, Roberts Properties requested an extension of the closing date to January 31, 2013.  Roberts Properties has obtained the land disturbance, water, and sewer permits for the Northridge land.  These entitlements enhance and benefit the Northridge land.  Roberts Properties is currently seeking the equity and debt required to purchase the Northridge land.  Based on this progress, on October 22, 2012, the sales contract was amended to extend the closing date to January 31, 2013.  Under the terms of the contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 in development and construction expenses, and the closing is scheduled to occur on or before January 31, 2013.  At the closing, Roberts Realty would use $2,000,000 of the sale proceeds to repay its Northridge land loan.

Other Real Estate Asset Held for Sale.  To further Roberts Realty’s efforts to improve liquidity and provide capital resources, Roberts Realty continues to actively market for sale an approximately one-acre commercial site in Johns Creek.

The remaining Peachtree Parkway land, the Northridge land and the one-acre commercial site in Johns Creek have been classified in the condensed consolidated balance sheets as real estate assets held for sale as of September 30, 2012.

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

To provide the equity for construction, Roberts Realty may sell one or more of its land parcels to independent purchasers.  Roberts Realty is also considering forming joint ventures and partnerships, and raising private equity.  Roberts Realty is also in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors and local investors.  Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily apartment community.  Roberts Realty may also sell one or more land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties as it has agreed to do with the Northridge land parcel.

Possible Sale, Merger, or Business Combination.  Roberts Realty continues to explore strategic alternatives in an effort to maximize shareholder value.  During the past two years, Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination.  Roberts Realty has entered into mutual confidentiality agreements with 61 different entities, and discussions are ongoing with several of them.  To date, Roberts Realty has not entered into any definitive agreement for such a transaction.  Management remains open to any reasonable proposal for a sale, merger, or other business combination that would reward shareholders and maximize their value.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying condensed consolidated balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647).  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock.  The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the applicable period, which was 17.19% and 17.40% for the three months ended September 30, 2012 and 2011, respectively.  There were 1,314,285 units outstanding as of September 30, 2012 and December 31, 2011.  The noncontrolling interest of the unitholders was $3,088,064 at September 30, 2012 and $4,406,258 at December 31, 2011.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period.  Any changes in the value from period to period are charged to “additional paid-in-capital” in Roberts Realty’s condensed consolidated statements of shareholders’ equity.  The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011

Beginning balance	$4,406,258	$6,372,817
Net loss attributable to noncontrolling interest	(1,312,790)	(1,896,705)
Redemptions of noncontrolling partnership units	—	(17,970)
Adjustments to noncontrolling interest in operating partnership	(5,404)	(1,830)

Ending balance	$3,088,064	$4,456,312

Recent Accounting Pronouncements.  ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04.  The objective of this ASU is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The guidance in this ASU requires retrospective application, and Roberts Realty implemented this ASU beginning January 1, 2012.  The implementation of this pronouncement did not have a material effect on Roberts Realty’s financial statements.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The guidance in this ASU requires retrospective application, and Roberts Realty implemented this ASU beginning January 1, 2012.  The implementation of this pronouncement did not have a material effect on Roberts Realty’s financial statements.

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

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets.  The real estate assets held for sale and the liabilities related to real estate assets held for sale as of September 30, 2012 and December 31, 2011, were as follows:

	Real Estate Assets Held for Sale
Land Parcel	9/30/12	12/31/11

Northridge	$4,373,789	$4,373,789
Peachtree Parkway	6,225,167	7,540,000
Commercial Site in Johns Creek	500,000	875,949

Total Real Estate Assets Held for Sale	$11,098,956	$12,789,738

	Liabilities Related to Real Estate Assets Held for Sale
Land Loans	9/30/12	12/31/11

Northridge	$2,000,000	$—
Peachtree Parkway	7,000,200	8,175,000
Commercial Site in Johns Creek	—	—

Total Land Loans for Real Estate Assets Held for Sale	$9,000,200	$8,175,000
Other Liabilities	73,206	29,521

Total Liabilities Related to Real Estate Assets Held for Sale	$9,073,406	$8,204,521

On September 27, 2012, Roberts Realty sold 2.937 acres of the Peachtree Parkway property for $1,200,000.  In conjunction with the closing, Roberts Realty made a $1,174,800 principal payment on its $8,175,000 Peachtree Parkway land loan.  This principal payment reduced the outstanding balance of the loan to $7,000,200.  Roberts Realty also received the reimbursement of $515,530 in costs previously expended to allow the Peachtree Parkway property to be rezoned to a commercial use.  Roberts Realty recorded a gain on this sale in the amount $397,591.

Roberts Realty reports the results of operations and the gains or losses from operating properties that are sold in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment — Overall.  Gains and losses, the results of operations, interest expense and all expenses related to the retirement of debt from operating properties that are sold are included in discontinued operations in the period incurred and are shown separately in the condensed consolidated statements of operations as income or loss from discontinued operations.

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

The following table summarizes the discontinued operations for the three and nine months ended September 30, 2012 and 2011 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$43,812	$—	$131,437
Other operating income	—	9,606	132,000	26,294

Total operating revenues	—	53,418	132,000	157,731

OPERATING EXPENSES:
Personnel	—	—	—	312
Utilities	—	7,145	—	44,928
Repairs and maintenance	—	45,015	(816)	76,489
Real estate taxes	—	34,785	—	104,355
Marketing, insurance and other	—	4,724	250	17,245
General and administrative expenses	—	4,891	3,914	38,967
Depreciation and amortization	—	26,430	—	78,080

Total operating expenses	—	122,990	3,348	360,376

(LOSS) INCOME FROM OPERATIONS	—	(69,572)	128,652	(202,645)

OTHER EXPENSE:
Interest expense	—	(89,273)	—	(264,907)
Amortization of deferred financing & leasing costs	—	(3,248)	—	(9,748)

Total other expense	—	(92,521)	—	(274,655)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$—	$(162,093)	$128,652	$(477,300)

4.                                           NOTES PAYABLE

Roberts Realty has two types of debt:

1.              mortgage notes secured by its operating properties; and

2.              land loans.

The two types of debt are summarized below.  For the land loans and the Northridge Office Building loan, the operating partnership or one of its wholly owned subsidiaries is the borrower and Roberts Realty is the guarantor.  The other two permanent mortgage notes are nonrecourse, and a wholly owned subsidiary of the operating partnership is the borrower.

Mortgage Notes.  The mortgage notes payable secured by Roberts Realty’s operating properties at September 30, 2012 and December 31, 2011 were as follows (in order of maturity date):

		Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	9/30/12	9/30/12	12/31/11

Northridge Office Building	8/10/13	4.50%	$2,578,334	$2,698,333
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,708,794	4,784,858
Bassett Retail Center	10/01/19	8.47%	2,438,866	2,476,957

Totals			$9,725,994	$9,960,148

Land Loans.  The loans secured by Roberts Realty’s land parcels at September 30, 2012 and December 31, 2011 were as follows (in order of maturity date):

Land Parcel		Interest Rate as of	Principal Outstanding
Securing Loan	Maturity	9/30/12	9/30/12	12/31/11

Highway 20	4/08/13	5.50%	$2,925,000	$2,955,000
Bradley Park	10/31/13	3.73%	3,000,000	3,000,000

Total Land Loans			5,925,000	5,955,000
Peachtree Parkway (1)	4/30/13	5.00%	7,000,200	8,175,000
Northridge (1)	2/21/13	12.00%	2,000,000	—

Total Loans for Real Estate Assets Held for Sale			9,000,200	8,175,000

Totals			$14,925,200	$14,130,000

(1)         The Peachtree Parkway and Northridge land loans are classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets.

On September 27, 2012, Roberts Realty made a $1,174,800 principal payment on its Peachtree Parkway land loan in conjunction with the sale of 2.937 acres of the Peachtree Parkway property.  The principal payment reduced the outstanding balance of the loan to $7,000,200, and the maturity date of the loan was extended to April 30, 2013 on substantially the same terms and conditions.  Under the terms of the loan, Roberts Realty will make monthly payments of interest only at the 1-month LIBOR index rate plus 300 basis points, with an interest rate floor of 5.00% per annum.  Roberts Realty deposited $175,000 with the lender as an interest reserve to pay the monthly interest payments.

On April 19, 2012, Roberts Realty renewed and extended its Highway 20 land loan to April 8, 2013.  Roberts Realty established a $165,000 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.  Roberts Realty agreed to make fixed principal payments of $5,000 per month, with a one-time principal reduction of $240,000 to be paid by October 15, 2012.  On October 4, 2012, the Highway 20 land loan was modified to extend the due date of the one-time principal reduction from October 15, 2012 to February 15, 2013, and the amount of the one-time principal reduction will be $300,000.

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

Maturing Short-Term Debt.  Roberts Realty has four loans with a total principal balance of $14,503,534 that mature within the next 12 months.  For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 1 — Business and Organization — Management’s Business Plan.

5.                                      SHAREHOLDERS’ EQUITY

Exchanges of Units for Shares.  During the nine months ended September 30, 2012, no operating partnership units were exchanged for shares, and during the nine months ended September 30, 2011, a total of 5,322 operating partnership units were exchanged for 8,766 shares.  Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of conversion.

Treasury Stock.  Roberts Realty did not repurchase any shares during the nine months ended September 30, 2012 and 2011.

Restricted Stock.  Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006.  The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Properties Construction, Inc. (“Roberts Construction,” and together with Roberts Properties, the “Roberts Companies”).  Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies.  Under the Plan as amended, Roberts Realty may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan.  The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued.  The Plan is administered by the compensation committee of Roberts Realty’s board of directors.

FASB ASC Topic 718, Compensation — Stock Compensation, requires share-based compensation cost to be measured at the date of grant based on the fair value of the award and to be recognized in the statements of operations as an expense on a straight line basis over the requisite service period, which is the vesting period.

During the nine months ended September 30, 2012, Roberts Realty granted 50,000 shares of restricted stock to an employee of Roberts Properties under the Plan.  The grant included a service based vesting period of one year.  There were no restricted stock grants for the three and nine months ended September 30, 2011.  There were 100,000 unvested shares of restricted stock outstanding at September 30, 2012.  Compensation expense related to restricted stock grants was $26,237 and $59,217 for the three and nine months ended September 30, 2012, respectively.

Compensation expense related to restricted stock grants was $8,998 and $26,702 for the three and nine months ended September 30, 2011, respectively.

Earnings Per Share.  The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Loss from continuing operations available for common shareholders — basic	$(4,948,225)	$(6,458,123)	$(6,417,344)	$(8,603,438)

Loss from continuing operations attributable to noncontrolling interest	(1,027,171)	(1,360,428)	(1,334,944)	(1,813,607)

Loss from continuing operations — diluted	$(5,975,396)	$(7,818,551)	$(7,752,288)	$(10,417,045)

(Loss) income from discontinued operations for common shareholders — basic	—	(133,889)	106,498	(394,202)

(Loss) income from discontinued operations attributable to noncontrolling interest	—	(28,204)	22,154	(83,098)

(Loss) income from discontinued operations — diluted	$—	$(162,093)	$128,652	$(477,300)

Net loss — diluted	$(5,975,396)	$(7,980,644)	$(7,623,636)	$(10,894,345)

Weighted average number of shares — basic	10,424,518	10,357,831	10,406,270	10,355,744

Dilutive securities — weighted average number of units	2,164,669	2,181,356	2,164,669	2,183,443

Weighted average number of shares — diluted	12,589,187	12,539,187	12,570,939	12,539,187

6.                                      SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting — Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Roberts Realty’s chief operating decision maker is Mr. Roberts, its President.

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building.  Roberts Realty does not currently own any operating multifamily apartment communities and did not own any operating multifamily apartment communities in 2012 or 2011.  All of Roberts Realty’s properties are located in metropolitan Atlanta, Georgia.  Roberts Realty has the following three reportable operating segments:

1.              the retail/office segment, which consists of operating retail centers and an office building;

2.              the land segment, which consists of various tracts of land; and

3.              the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three and nine months ended September 30, 2012 and 2011.  The retail/office segment is composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building.  Roberts Realty’s Grand Pavilion retail center, on which the lender foreclosed on October 4, 2011, is reflected as discontinued operations within the retail/office segment.  The land segment is composed of three tracts of land totaling 70 acres that are in various phases of development and construction and three tracts of land held for sale totaling 34 acres, two of which are under contract to be sold.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended September 30, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$260,349	$3,169	$—	$263,518
Other operating income	180,398	—	110	180,508

Total operating revenues from consolidated entities	440,747	3,169	110	444,026

Operating expenses	2,616,569	2,854,639	386,713	5,857,921
Depreciation and amortization expense	125,996	—	77	126,073

Total operating expenses from consolidated entities	2,742,565	2,854,639	386,790	5,983,994

Other (expense) income	(160,533)	(275,762)	867	(435,428)

Consolidated loss from continuing operations	(2,462,351)	(3,127,232)	(385,813)	(5,975,396)

Consolidated income from discontinued operations (Note 3)	—	—	—	—

Consolidated net loss	(2,462,351)	(3,127,232)	(385,813)	(5,975,396)

Consolidated loss attributable to noncontrolling interest	(423,278)	(537,571)	(66,322)	(1,027,171)

Consolidated loss available for common shareholders	$(2,039,073)	$(2,589,661)	$(319,491)	$(4,948,225)

Total assets at September 30, 2012	$10,748,059	$30,095,935	$2,467,782	$43,311,776

Three Months Ended September 30, 2011

	Retail/Office	Land	Corporate	Total

Rental operations	$274,767	$3,169	$—	$277,936
Other operating income	42,418	—	5	42,423

Total operating revenues from consolidated entities	317,185	3,169	5	320,359

Operating expenses	124,809	7,195,655	302,852	7,623,316
Depreciation and amortization expense	130,359	—	49	130,408

Total operating expenses from consolidated entities	255,168	7,195,655	302,901	7,753,724

Other (expense) income	(164,320)	(223,295)	2,429	(385,186)

Consolidated loss from continuing operations	(102,303)	(7,415,781)	(300,467)	(7,818,551)

Consolidated loss from discontinued operations (Note 3)	(162,093)	—	—	(162,093)

Consolidated net loss	(264,396)	(7,415,781)	(300,467)	(7,980,644)

Consolidated loss attributable to noncontrolling interest	(46,005)	(1,290,346)	(52,281)	(1,388,632)

Consolidated loss available for common shareholders	$(218,391)	$(6,125,435)	$(248,186)	$(6,592,012)

Total assets at September 30, 2011	$17,929,388	$36,076,796	$3,494,672	$57,500,856

Nine Months Ended September 30, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$807,719	$9,506	$—	$817,225
Other operating income	259,218	—	128	259,346

Total operating revenues from consolidated entities	1,066,937	9,506	128	1,076,571

Operating expenses	2,846,090	3,236,108	1,117,349	7,199,547
Depreciation and amortization expense	376,911	—	95	377,006

Total operating expenses from consolidated entities	3,223,001	3,236,108	1,117,444	7,576,553

Other (expense) income	(480,687)	(774,895)	3,276	(1,252,306)

Consolidated loss from continuing operations	(2,636,751)	(4,001,497)	(1,114,040)	(7,752,288)

Consolidated income from discontinued operations (Note 3)	128,652	—	—	128,652

Consolidated net loss	(2,508,099)	(4,001,497)	(1,114,040)	(7,623,636)

Consolidated loss attributable to noncontrolling interest	(431,895)	(689,058)	(191,837)	(1,312,790)

Consolidated loss available for common shareholders	$(2,076,204)	$(3,312,439)	$(922,203)	$(6,310,846)

Total assets at September 30, 2012	$10,748,059	$30,095,935	$2,467,782	$43,311,776

Nine Months Ended September 30, 2011

	Retail/Office	Land	Corporate	Total

Rental operations	$839,805	$9,506	$—	$849,311
Other operating income	131,914	—	51	131,965

Total operating revenues from consolidated entities	971,719	9,506	51	981,276

Operating expenses	383,093	8,697,503	935,542	10,016,138
Depreciation and amortization expense	391,079	—	149	391,228

Total operating expenses from consolidated entities	774,172	8,697,503	935,691	10,407,366

Other (expense) income	(491,408)	(511,343)	11,796	(990,955)

Consolidated loss from continuing operations	(293,861)	(9,199,340)	(923,844)	(10,417,045)

Consolidated loss from discontinued operations (Note 3)	(477,300)	—	—	(477,300)

Consolidated net loss	(771,161)	(9,199,340)	(923,844)	(10,894,345)

Consolidated loss attributable to noncontrolling interest	(134,259)	(1,601,605)	(160,841)	(1,896,705)

Consolidated loss available for common shareholders	$(636,902)	$(7,597,735)	$(763,003)	$(8,997,640)

Total assets at September 30, 2011	$17,929,388	$36,076,796	$3,494,672	$57,500,856

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

Payment to Release Restrictive Covenant at Closing of Sale of Remaining Peachtree Parkway Property to Lennar.  Roberts Realty entered into an agreement on October 9, 2012 to sell 20.6 acres of the Peachtree Parkway property to Lennar for $7,590,000.  The closing of the transaction is scheduled for January 31, 2013.  When Roberts Realty purchased the Peachtree Parkway property in December 2004, it assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Gwinnett County, Georgia real estate records (the “Restrictive Covenant”) in favor of Roberts Construction.  The Restrictive Covenant provides that if the owner of the Peachtree Parkway property develops it for residential use, Roberts Construction will be engaged as the general contractor for the project on a cost plus basis and will be paid the cost of constructing the project plus 5% profit and 5% overhead.  Lennar informed Roberts Realty and stated in its offer and in the sales contract that it will not use Roberts Construction as the general contractor.  The sales contract provides that Lennar would not enter into the sales contract unless the Restrictive Covenant is terminated no later than the closing date at no cost to Lennar.  After being advised by Lennar of this requirement, the audit committee of Roberts Realty’s board of directors negotiated with Roberts Construction for the release of the Restrictive Covenant.  Roberts Construction agreed in the sales contract to give up its contractual rights to be the general contractor for the project and to release the Restrictive Covenant on the closing date for a payment of $500,000 from the purchase price to be paid by Lennar.  That payment will be made only upon the closing of the sale of the Peachtree Parkway property.

Sales Contract to Sell Northridge Property to Roberts Properties.  On June 30, 2011, Roberts Realty entered into a contract to sell its 11 acre Northridge property to Roberts Properties.  Under the sales contract as amended, the closing was scheduled to occur no later than October 30, 2012.  In October 2012, Roberts Properties requested an extension of the closing date to January 31, 2013.  Roberts Properties has obtained the land disturbance, water, and sewer permits for the Northridge land.  These entitlements enhance and benefit the Northridge land.  Roberts Properties is currently seeking the debt and equity required to purchase the Northridge land.  Based on this progress, on October 22, 2012, the sales contract was amended to extend the closing date to January 31, 2013.  See Note 11 — Subsequent Events.  Under the terms of the sales contract as amended, the sales price is $4,070,000, plus the reimbursement of $303,789 of development and construction expenses incurred before

June 30, 2011.  Additionally, Roberts Properties is obligated to reimburse Roberts Realty for any development and construction expenses incurred from June 30, 2011 until the closing date.  These amounts are shown as Due from Affiliates on the accompanying condensed consolidated balance sheets.

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

	Total Contract Amount	Amounts Incurred from 1/1/12 to 9/30/12	Remaining Contractual Commitment

Highway 20	$1,050,000	$—	$425,000

Construction Contracts with Roberts Construction.  Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs and Highway 20 properties.  Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit.  Progress payments are paid monthly to Roberts Construction based on the work that has been completed.  The following table lists the amounts incurred on these contracts during the nine months ended September 30, 2012.

	Amounts Incurred for Labor and Materials Costs from 1/1/12 to 9/30/12	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/12 to 9/30/12

Bradley Park	$922	$92
Northridge	135,805	13,581
Peachtree Parkway	1,126	113
North Springs	286	29
Highway 20	622	62

Totals	$138,761	$13,877

Other Payments.  At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases, at the retail centers and office building.  For the nine months ended September 30, 2012, Roberts Realty paid Roberts Construction $143,194 for labor and materials costs plus $14,319 (5% for profit and 5% for overhead).  Additionally, Roberts Properties and Roberts Construction received cost reimbursements of $128,996 and $30,351, respectively, for the nine months ended September 30, 2012.

Office Leases.  Roberts Realty leases office space in the Northridge Office Building to the Roberts Companies.  Effective as of January 1, 2012, Roberts Realty renewed its leases with the Roberts Companies.  Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.  Both leases are for a one-year term with a rental rate of $17.50 per rentable square foot.  Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $83,357 for the nine months ended September 30, 2012.

8.                                      IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment — Overall.

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, (6) holding period, and (7) an estimated construction budget.  A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded.  Due to uncertainties in the estimation process, actual results could differ materially from those estimates.  Roberts Realty’s determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by Roberts Realty’s management.  Because the factors Roberts Realty’s management uses in estimating these future cash flows are difficult to predict and are subject to future events that may alter its assumptions, Roberts Realty may not achieve the discounted or undiscounted future operating and residual cash flows it estimates in its impairment analyses or those established by appraisals, and Roberts Realty may be required to recognize future impairment losses on its properties held for use.

Non-Cash Impairments on Operating Real Estate Assets.  During the three and nine months ended September 30, 2012, Roberts Realty determined that the carrying amounts of the Bassett and Spectrum retail centers and the Northridge Office Building were not recoverable as a result of (a) a change in the occupancy at the Spectrum retail center, coupled with lower projected rental rates in the surrounding market area; and (b) lower projected renewal rental rates at the Bassett retail center and the Northridge Office Building resulting from lease negotiations with tenants whose leases will be expiring within the next twelve months.  The determination of fair value was based on a discounted cash flow analysis and as a result of this analysis, Roberts Realty recorded fair value adjustments of $754,279 on the Bassett retail center, $984,341 on the Spectrum retail center and $725,304 on the Northridge Office Building.

During the nine months ended September 30, 2011, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its operating assets during the nine months ended September 30, 2011.

Non-Cash Impairments on Land Parcels.  During the three and nine months ended September 30, 2012, Roberts Realty determined that the carrying amounts for the North Springs land and the one-acre commercial site in Johns Creek that is held for sale were not recoverable.  The determination of fair value for the North Springs land parcel and the one-acre commercial site was based on offers and expressions of interest from unrelated purchasers and market participants.  As a result of this analysis, Roberts Realty recorded fair value adjustments of $2,100,000 on the North Springs land and $100,000 on the Johns Creek land parcel during the three months ended September 30, 2012.  Additionally, during the six months ended June 30, 2012, Roberts Realty recorded a $275,949 fair value adjustment on the Johns Creek land parcel, which is classified on the balance sheet as real estate assets held for sale.

Also, during the three and nine months ended September 30, 2012, Roberts Realty determined that the carrying amounts of the Bradley Park and Highway 20 land parcels were not recoverable due to current market conditions.  The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for other land parcels.  As a result of this analysis, Roberts Realty recorded fair value adjustments related to its land parcels of $773,334 on the Bradley Park land parcel and $210,000 on the Highway 20 land parcel.  Roberts Realty determined that the carrying amounts of its other land parcels were recoverable at September 30, 2012.

During the three months ended September 30, 2011, Roberts Realty determined that the carrying amounts of the Bradley Park, Peachtree Parkway, and Highway 20 land parcels were not recoverable due to the then current market conditions.  The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for land.  As a result of this analysis, Roberts Realty recorded fair value adjustments related to its land parcels of $2,908,457 on the Bradley Park property, $2,892,126 on the Peachtree Parkway property, and $1,323,681 on the Highway 20 property.  Additionally during the six months ended June 30, 2011, Roberts Realty determined that the carrying amount of the Northridge property was not recoverable and the determination of fair value was based on the sales contract for the property and the appraised values of the property.  As a result of this analysis, Roberts Realty recorded a fair value adjustment of $1,386,480 on the Northridge property, which is classified on the balance sheet as real estate assets held for sale.  Roberts Realty determined that the carrying amount of its North Springs land parcel was recoverable at September 30, 2011.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.  In determining fair value, Roberts Realty uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of financial and non-financial assets and liabilities.  Accordingly, when a fair value measurement is used and presented in the financial statements these amounts may not reflect the amounts ultimately realized upon a sale or other disposition of these assets.

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of September 30, 2012.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value.

These real estate assets, including land held for sale, were valued using sales activity for similar assets, current offers and contracts and using inputs management believes are consistent with those that market participants would use.  The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates and (2) comparable sales activity.  The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset.  The following tables provide the balances for only those assets for which fair value adjustments were made and which were required to be measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
Description	Total	Level 1	Level 2	Level 3

Real estate assets held for sale	$500,000	$—	$—	$500,000
Operating real estate assets	10,397,660	—	—	10,397,660
Real estate under development	19,008,000	—	—	19,008,000

Total assets	$29,905,660	$—	$—	$29,905,660

	Year Ended December 31, 2011
Description	Total	Level 1	Level 2	Level 3

Real estate under development	$8,988,000	$—	$—	$8,988,000
Real estate assets held for sale	11,913,789	—	—	11,913,789
Assets related to discontinued operations	5,415,104	—	—	5,415,104

Total assets	$26,316,893	$—	$—	$26,316,893

10.                               COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its properties.  The contracts with Roberts Properties and Roberts Construction are described in Note 7 — Related Party Transactions.  The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs plus 5% overhead and 5% profit.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position or results of operations.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units.  Holders of units have the right to require the operating partnership to redeem their units for shares of Roberts Realty common stock, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis).  Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted.  At September 30, 2012, there were 1,314,285 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities.  The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited.  Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid.  Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2012.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and mitigate the effects of hazardous or toxic substances at its properties, including properties that have previously been sold.  The preliminary environmental assessments of Roberts Realty’s current operating properties and land parcels have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations.

11.                               SUBSEQUENT EVENTS

Sales Contract for the Sale of the Remaining Peachtree Parkway Land.  The operating partnership entered into an agreement on October 9, 2012 to sell 20.6 acres of the Peachtree Parkway land to Lennar for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property).  Lennar deposited $50,000 with an escrow agent as earnest money on October 12, 2012.  Lennar has until November 30, 2012 to conduct its due diligence and must deposit another $250,000 in earnest money no later than December 6, 2012 if it elects to move forward with the purchase.  If Lennar elects not to proceed with the transaction by giving notice of that election to Roberts Realty by November 30, 2012, the contract will be terminated, and Lennar’s $50,000 escrow payment will be refunded to it.  If Lennar elects to proceed and pays the $250,000 in earnest money as required, Roberts Realty’s only remedy for Lennar’s failure to close and consummate its acquisition of the Peachtree Parkway property will be to obtain the earnest money deposit.  The closing of the transaction is scheduled for January 31, 2013 and Roberts Realty would use $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan.  After the closing, Roberts Realty’s North Springs property, which has a book value of $11,000,000, would be unencumbered.

Sales Contract for the Sale of the Northridge Land.  As part of Roberts Realty’s strategy to address its needs for liquidity and capital resources, the operating partnership entered into a contract on June 30, 2011 to sell its 11-acre Northridge land parcel to Roberts Properties.  Under the sales contract as amended, the closing was scheduled to occur no later than October 30, 2012.  In October 2012, Roberts Properties requested an extension of the closing date to January 31, 2013.  Roberts Properties has obtained the land disturbance, water, and sewer permits for the Northridge land.  These entitlements enhance and benefit the Northridge land.  Roberts Properties is currently seeking the equity and debt required to purchase the Northridge land.  Based on this progress, on October 22, 2012, the sales contract was amended to extend the closing date to January 31, 2013.  Under the terms of the contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 of development and construction expenses, and the closing is scheduled to occur on or before January 31, 2013.  Additionally, Roberts Properties is obligated to reimburse Roberts Realty for any development and construction expenses incurred from June 30, 2011 until the closing date.  At the closing, Roberts Realty would use $2,000,000 of the sale proceeds to repay its Northridge land loan.

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

Overview

We are a self-administered, self-managed equity real estate investment trust, or REIT.  Our primary business is to develop, construct, own, and manage multifamily apartment communities.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At September 30, 2012, we were its sole general partner and owned an 82.81% interest in the operating partnership.  We expect to continue to conduct our business in this organizational structure.  As of the filing date of this report, we own the following properties, all of which are located in metropolitan Atlanta, Georgia:

•                  three tracts of land totaling 70 acres that are zoned for 720 multifamily units and are in various phases of development and construction;

•                  three tracts of land totaling 34 acres that are zoned for 473 multifamily units, including an 11-acre tract zoned for 220 multifamily units and a 20.6-acre tract zoned for 253 multifamily units that are under contract to be sold (we have classified those assets in the condensed consolidated balance sheets as real estate assets held for sale);

•                  two retail shopping centers; and

•                  an office building, part of which serves as our corporate headquarters.

We intend to continue exiting the retail business and focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation.  We have significantly reduced our debt and our negative cash flow during the past year, and we are continuing these efforts.

Recent Developments

Extension of Closing Date for the Sale of the Northridge Land

As part of our strategy to address our needs for liquidity and capital resources, we entered into a contract on June 30, 2011 to sell our 11-acre Northridge land parcel to Roberts Properties, Inc. (“Roberts Properties”), which is owned by Mr. Charles S. Roberts, our President and Chairman of the Board.  Under the sales contract as amended, the closing was scheduled to occur no later than October 30, 2012.  In October 2012, Roberts Properties requested an extension of the closing date to January 31, 2013.  Roberts Properties has obtained the land disturbance, water, and sewer permits for the Northridge land.

These entitlements enhance and benefit the Northridge land.  Roberts Properties is currently seeking the equity and debt required to purchase the Northridge land.  Based on this progress, on October 22, 2012, the sales contract was amended to extend the closing date to January 31, 2013.  Under the terms of the contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 in development and construction expenses, and the closing is scheduled to occur on or before January 31, 2013.  Additionally, Roberts Properties is obligated to reimburse us for any development and construction expenses incurred from June 30, 2011 until the closing date.  At the closing, we would use $2,000,000 of the sale proceeds to repay our Northridge land loan.

Sales Contract for the Sale of Peachtree Parkway Land

As part of our strategy to address our needs for liquidity and capital resources, we have decided to sell our Peachtree Parkway land to reduce our outstanding debt, to reduce our negative operating cash flow and to release the lender’s lien on our North Springs property, which currently provides additional security for the Peachtree Parkway loan.  As described below, we sold part of the Peachtree Parkway property on September 27, 2012 and entered into a sales contract on October 9, 2012 to sell the remaining 20.6 acres of the Peachtree Parkway land parcel to Lennar Multifamily Investors, LLC (“Lennar”) for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property).  Lennar deposited $50,000 with an escrow agent as earnest money on October 12, 2012.  Lennar has until November 30, 2012 to conduct its due diligence and must deposit another $250,000 in earnest money no later than December 6, 2012 if it elects to move forward with the purchase.  If Lennar elects not to proceed with the transaction by giving notice of that election to us by November 30, 2012, the contract will be terminated, and Lennar’s $50,000 escrow payment will be refunded to it.  If Lennar elects to proceed and pays the $250,000 in earnest money as required, our only remedy for Lennar’s failure to close and consummate its acquisition of the Peachtree Parkway property will be to obtain the earnest money deposit.  The closing of the transaction is scheduled for January 31, 2013, and we would use $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan.  Additionally, after the closing of the Peachtree Parkway sale our North Springs property, which has a book value of $11,000,000, would be unencumbered.

Sale of 2.937 acres of the Peachtree Parkway Land

On September 27, 2012, we sold 2.937 acres of our Peachtree Parkway property for $1,200,000.  We also received the reimbursement of $515,530 of costs that were previously expended to allow the Peachtree Parkway property to be rezoned to a commercial use.  In conjunction with the closing, we made a $1,174,800 principal payment on our $8,175,000 Peachtree Parkway land loan.  This principal payment reduced the outstanding balance of the loan to $7,000,200, and the maturity date of the loan was extended to April 30, 2013 on substantially the same terms and conditions.  At the closing, we deposited with the lender $175,000 as an interest reserve to pay the monthly interest payments through the new maturity date.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt.  The primary reason for our negative operating cash flow is that we have six tracts of land totaling 104 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.  These six tracts of land have a combined carrying value of $30,106,956 and are encumbered with land loans totaling $14,925,200.  We have substantial equity in these tracts of land, which are an integral part of our multifamily community development and construction program.  Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loan we need to make substantial progress in constructing and leasing up our planned Bradley Park multifamily community as described in Liquidity and Capital Resources — Business Plan below.

To address these issues, we made substantial progress during the past year in improving our liquidity and capital resources, and we intend to continue to do so.  We have two pending property sales.  If we close the sale of our Northridge property, the proceeds of that sale would be approximately $4,764,976, which we would use to retire our $2,000,000 loan secured by the property and use the remaining proceeds of $2,764,976 to address our liquidity and capital resources needs.  If we close the sale of our remaining Peachtree Parkway land, the proceeds of that sale would be approximately $7,090,000, which we would use to retire our $7,000,200 loan secured by the property.  Additionally, after the closing of the Peachtree Parkway sale our North Springs property, which has a book value of $11,000,000, would be unencumbered.  We are also actively marketing our one-acre Johns Creek commercial site for sale and would use the net proceeds from the sale of that property to address our liquidity and capital resources needs.

We had total debt of $24,651,194 as of September 30, 2012.  We have four loans with a total principal balance of $14,503,534 that are scheduled to mature within the next 12 months:  (a) the $2,000,000 Northridge loan that matures on February 21, 2013; (b) the $2,925,000 Highway 20 loan that matures on April 8, 2013; (c) the $7,000,200 Peachtree Parkway loan that matures on April 30, 2013; and (d) the $2,578,334 Northridge Office Building loan that matures on August 10, 2013.  If we are unable to renew these loans, we may repay all or part of these loans from the proceeds we expect to receive from the sale of the Northridge and Peachtree Parkway properties or the funds we are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.

Results of Operations

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended September 30,
	2012	2011	Increase
	(Unaudited)	(Unaudited)	(Decrease)

TOTAL OPERATING REVENUES	$444,026	$320,359	$123,667

OPERATING EXPENSES:
Property operating expenses	164,107	170,608	(6,501)
General and administrative expenses	444,147	328,444	115,703
Impairment loss on real estate assets	5,647,258	7,124,264	(1,477,006)
Gain on disposal of assets	(397,591)	—	397,591
Depreciation and amortization	126,073	130,408	(4,335)

Total operating expenses	5,983,994	7,753,724	(1,769,730)

LOSS FROM OPERATIONS	(5,539,968)	(7,433,365)	(1,893,397)

OTHER EXPENSE	(435,428)	(385,186)	50,242

LOSS FROM CONTINUING OPERATIONS	(5,975,396)	(7,818,551)	(1,843,155)

(LOSS) FROM DISCONTINUED OPERATIONS	—	(162,093)	(162,093)

NET LOSS	$(5,975,396)	$(7,980,644)	$(2,005,248)

Net loss decreased $2,005,248 when compared to the 2011 period.  This decrease was the result of a $123,667 increase in operating revenues, a $1,769,730 decrease in operating expenses (primarily due to a substantially lower non-cash impairment loss on real estate assets and a gain on the disposal of assets in the 2012 period when compared to the 2011 period), and a $162,093 decrease in loss from discontinued operations, offset by a $50,242 increase in other expense.  We explain below the major variances between the 2012 and 2011 periods.

Total operating revenues increased by $123,667 from $320,359 in the 2011 period to $444,026 in the current period, primarily as a result of an increase in other operating revenue from the settlement of a rental amount due by a former retail tenant that defaulted on its lease.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased by $6,501 from $170,608 in the 2011 period to $164,107 in the current period.

General and administrative expenses increased by $115,703 from $328,444 in the 2011 period to $444,147 in the current period, primarily due to higher salaries expense.

During the current period, we recorded a non-cash impairment loss of $5,647,258 on the following properties:

•                  $2,100,000 on the North Springs land;

•                  $984,341 on the Spectrum retail center;

•                  $773,334 on the Bradley Park land;

•                  $754,279 on the Bassett retail center;

•                  $725,304 on the Northridge Office Building;

•                  $210,000 on the Highway 20 land; and

•                  $100,000 on the Johns Creek commercial site, which is classified as real estate assets held for sale.

During the 2011 period, we recorded a non-cash impairment loss of $7,124,264 on the following land parcels:

•                  $2,908,457 on the Bradley Park land;

•                  $2,892,126 on the Peachtree Parkway land, which is classified as real estate assets held for sale; and

•                  $1,323,681 on the Highway 20 land.

Other expense increased $50,242 from $385,186 in the 2011 period to $435,428 in the current period.  This increase was primarily due to a $29,482 increase in the amortization of deferred financing costs and a $19,193 increase in interest expense because (a) $81,940 of interest was capitalized in the 2011 period and all interest was expensed in the 2012 period and (b) the interest on the Northridge land loan, which we obtained in February 2012.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Nine Months Ended September 30,
	2012	2011	Increase
	(Unaudited)	(Unaudited)	(Decrease)

TOTAL OPERATING REVENUES	$1,076,571	$981,276	$95,295

OPERATING EXPENSES:
Property operating expenses	472,659	480,825	(8,166)
General and administrative expenses	1,201,272	1,029,119	172,153
Impairment loss on real estate assets	5,923,207	8,510,744	(2,587,537)
Gain on disposal of assets	(397,591)	(4,550)	393,041
Depreciation and amortization	377,006	391,228	(14,222)

Total operating expenses	7,576,553	10,407,366	(2,830,813)

LOSS FROM OPERATIONS	(6,499,982)	(9,426,090)	(2,926,108)

OTHER EXPENSE	(1,252,306)	(990,955)	261,351

LOSS FROM CONTINUING OPERATIONS	(7,752,288)	(10,417,045)	(2,664,757)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	128,652	(477,300)	605,952

NET LOSS	$(7,623,636)	$(10,894,345)	$(3,270,709)

Net loss decreased $3,270,709 when compared to the 2011 period.  This decrease was due to a $95,295 increase in operating revenue a $2,830,813 decrease in operating expenses (primarily due to a substantially lower non-cash impairment loss on real estate assets and a larger gain on the disposal of assets in the 2012 period when compared to the 2011 period), a $261,351 increase in other expense and a $605,952 increase in income from discontinued operations.  We explain below the major variances between the 2012 and 2011 periods.

Total operating revenues increased by $95,295 from $981,276 in the 2011 period to $1,076,571 in the current period, primarily as a result of a $127,381 increase in other operating revenue from the settlement of a rental amount due by a former retail tenant that defaulted on its lease, offset by a $32,086 decrease in rental operating revenue due to slightly lower occupancy levels at our retail centers and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — decreased by $8,166 from $480,825 in the 2011 period to $472,659 in the current period.

General and administrative expenses increased by $172,153 from $1,029,119 in the 2011 period to $1,201,272 in the current period, primarily due to higher salaries expense and professional service fees.

During the current period, we recorded a non-cash impairment loss of $5,923,207 on the following properties:

•                  $2,100,000 on the North Springs land;

•                  $984,341 on the Spectrum retail center;

•                  $773,334 on the Bradley Park land;

•                  $754,279 on the Bassett retail center;

•                  $725,304 on the Northridge Office Building;

•                  $375,949 on the Johns Creek commercial site, which is classified as real estate assets held for sale; and

•                  $210,000 on the Highway 20 land.

During the 2011 period, we recorded a non-cash impairment loss of $8,510,744 on the following land parcels:

•                  $2,908,457 on Bradley Park;

•                  $2,892,126 on Peachtree Parkway, which is classified as real estate assets held for sale;

•                  $1,386,480 on Northridge, which is classified as real estate assets held for sale; and

•                  $1,323,681 on Highway 20.

Other expense increased $261,351 from $990,955 in the 2011 period to $1,252,306 in the current period.  This increase was primarily due to a $51,790 increase in amortization of deferred financing costs and a $201,065 increase in interest expense because (a) $81,940 of interest was capitalized in the 2011 period and all interest was expensed in the 2012 period and (b) the interest on the Northridge land loan, which we obtained in February 2012.

Liquidity and Capital Resources

Overview

At September 30, 2012, we had $43,311,776 in total assets, of which $880,791 was cash and cash equivalents.  In addition, we held $1,025,469 in restricted cash.  Of our restricted cash at September 30, 2012, $415,297 was reserved for the payment of interest on specific outstanding loans, and $551,173 was reserved for insurance, real estate taxes, replacement reserves and tenant improvements for the retail centers.  As of October 22, 2012, we held $706,286 in cash and cash equivalents and $971,406 in restricted cash.  Of our restricted cash balance, $912,408 was reserved for the payment of interest and certain other costs on specific outstanding loans.

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

Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt.  We have four loans with a current aggregate principal balance of $14,503,534 that mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

Northridge	2/21/13	$2,000,000
Highway 20	4/08/13	2,925,000
Peachtree Parkway	4/30/13	7,000,200
Northridge Office Building	8/10/13	2,578,334

Total		$14,503,534

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss for the foreseeable future.  The three primary reasons for our negative operating cash flow are as follows:

•                  We own six tracts of land totaling 104 acres with an aggregate carrying value of $30,106,956 that secure land loans totaling $14,925,200.  Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•                  Due to the continued weakness in the retail and office sectors, one of our retail centers and our office building are producing negative cash flow, although the other retail center is positively cash flowing.

•                  Our general and administrative expenses were $1,357,252 for the calendar year 2011 and $1,201,272 for the nine months ended September 30, 2012; these expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE MKT stock exchange (formerly NYSE Amex Equities).  These costs also include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums.  We estimate that these additional costs related to being a public reporting company are approximately $610,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt.  We are currently using our unrestricted cash balance of $706,286 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties.

As noted above, we have four loans with a total principal balance of $14,503,534 that mature within the next 12 months.  We plan to renew these loans as they come due and extend their maturity dates at least 12 months or find alternative funding.  We may be required to repay part of the outstanding principal of one or more of these loans in connection with that refinancing.  To fund these repayments, we may use cash from one or more of the following sources:  (a) our existing cash; (b) the net proceeds from the sale of one or more of our Northridge property, our Peachtree Parkway property, or our Johns Creek commercial site; (c) contributions from a joint venture partner; or (d) equity we raise in a private offering.

Current economic conditions and the tight lending environment create uncertainty regarding whether we can extend or refinance the maturing loans as planned or find alternative funding.  If we were required to use our current cash balances to pay down existing loans, those repayments and the corresponding reductions in our cash balances could adversely affect our ability to execute our plans as described further below.

We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, the sale of properties, or the equity we raise in a private offering.

Business Plan

Overview and Outlook

We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business plan.  We plan to continue exiting the retail business and focusing on our core business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation.  During the past year, we have significantly reduced our debt and decreased our negative cash flow and we are to continuing these efforts.  As explained above in Recent Developments, we have sold part of our Peachtree Parkway property and extended our $7,000,200 Peachtree Parkway land loan to April 30, 2013.  Our Northridge and Peachtree Parkway properties are under contract for sale, and we have begun actively marketing our Johns Creek commercial site for sale.

We explain below our strategies and plans for each type of property we own.

Development and Construction of Multifamily Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located.  We believe the economic climate for our business in these markets is improving for the following reasons:

•                  Rents for the “Class A” or upscale apartment communities of the type that we build have increased appreciably during 2012, and the level of rental concessions have continued to decrease as the market has improved.

•                  Occupancy rates for Class A apartments in Atlanta have continued to increase in 2012.

•                  The number of new apartments constructed in Atlanta was substantially lower in 2011 than in recent years and has remained low in 2012.

•                  Employment in metro Atlanta is expected to grow, although slowly compared to historical levels.

•                  Nationally, home ownership rates are declining, and we believe that this trend, coupled with larger required down payments for single-family home loans, will continue to lead to higher demand for apartments generally and in our market areas.

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

We are currently holding three land parcels for sale:

1.              Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units.  We have entered into a contract to sell Northridge to Roberts Properties for a total cash sales price of $4,070,000 plus certain cost reimbursements.  The closing is scheduled to occur on or before January 31, 2013.

2.              Peachtree Parkway, a 20.6-acre site fronting Peachtree Parkway (Highway 141) in Gwinnett County zoned for 253 multifamily units that is located across the street from The Forum, a 580,000 square foot upscale shopping center.  We have entered into a contract to sell the remaining Peachtree Parkway land to Lennar for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property).  The closing is scheduled to occur on or before January 31, 2013.

3.              Johns Creek, an approximately one-acre commercial site located in Johns Creek, Georgia.

If the sales of the Northridge and Peachtree Parkway properties close as anticipated, we expect to use the proceeds of the sales to address our liquidity and capital resources needs.  Whether or not the sales close as expected, we will continue to market the Johns Creek commercial site for sale, and we may also seek to sell one or more of our remaining land parcels to independent purchasers.  Potential buyers have recently expressed interest in purchasing some of our properties, and we believe they have the financial resources to do so.  We may raise private equity and are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors and local investors.  We may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily apartment community.  We may also sell one or more of our remaining land parcels to Roberts Properties as we have agreed to do with the Northridge land parcel.

Now that the Atlanta apartment market has recovered from the recession, we believe this is an opportune time to create new multifamily assets.  We believe that we can create value for our shareholders as we have historically done following economic downturns and recessions.  We intend to move forward with the development and construction of our next multifamily apartment community at Bradley Park.  Although we cannot make substantial progress on constructing this apartment community until we raise the required equity and obtain construction financing, we believe that the market for construction financing is improving in light of the positive factors noted above.  We currently estimate that we will need approximately $14,695,000 in debt and equity to complete the construction of our Bradley Park multifamily community.

To provide the equity we need for the construction of Bradley Park as well as to repay or partially extend our maturing loans, we have entered into contracts for the sale of the Northridge and Peachtree Parkway land parcels and are seeking to sell one or more of our other land parcels, including the Johns Creek commercial site, to independent purchasers or to raise the required debt and equity through the other means described above.

Retail Centers and Office Building

We currently own two retail centers and an office building, which have the occupancy percentages provided below:

1.              Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.

2.              Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 45.2% occupied.

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

The conduit loans secured by the Bassett and Spectrum retail centers are nonrecourse.  If we are unable to improve the financial performance of these retail centers or sell them; we may transfer one or both of these retail centers to the lenders in satisfaction of the debt to avoid any further negative cash flow from these assets.

Similar to the retail market, the market for office space in suburban Atlanta is overbuilt and continues to be very challenging.  We are considering the sale of our Northridge Office Building and believe that divesting these assets will make a sale, merger or other business combination easier to consummate.

Possible Sale, Merger, or Business Combination of the Entire Company

We are continuing to explore strategic alternatives, in our efforts to maximize shareholder value, and we are open to any transaction that would be in the best interests of our shareholders.  During the past two years, we have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination.  We have entered into mutual confidentiality agreements with 61 different entities, and discussions are ongoing with several of them.  To date, however, we have not entered into a definitive agreement for such a transaction.  We currently remain open to any reasonable proposal for a sale, merger, or other business combination that would reward our shareholders and maximize their value.

Comparison of Nine Months ended September 30, 2012 to Nine Months ended September 30, 2011

Cash and cash equivalents increased $312,600 during the first nine months of 2012 compared to a decrease of $2,512,425 during the 2011 period.  The respective changes in cash are described below.

Net cash used in operating activities in the 2012 period was $1,655,348 compared to $1,273,996 of cash used in operating activities during the 2011 period.  This increase was primarily the result of a $173,703 increase in cash paid for interest, a $133,418 increase in other assets, and a $25,563 decrease in the change of accounts payable, accrued expenses, due to affiliates and other liabilities.

Net cash provided by investing activities was $1,567,594 during the 2012 period compared to $682,104 of cash used in investing activities during the 2011 period.  This increase was primarily due to the $1,200,000 of proceeds from the sale of real estate assets held for sale, the $515,530 reimbursement of expenses related to real estate assets held for sale, a $416,243 decrease in development and construction of real estate assets and a $114,170 decrease in the change in restricted cash.

Net cash provided by financing activities was $400,354 for the 2012 period compared to net cash used in financing activities of $556,325 during the 2011 period.  The increase in cash provided by financing activities resulted from the $2,000,000 of proceeds from the Northridge land loan and a $240,000 decrease in principal repayments on land notes payable offset by a $1,174,800 principal repayment on liabilities related to real estate assets held for sale and a $115,870 increase in the payment of loan costs for the Northridge land loan and the renewals of the Bradley Park, Highway 20, and Peachtree Parkway land loans.

Debt Maturities

Our existing loans will be amortized with scheduled monthly principal payments, as well as balloon payments at maturity, through 2019 as summarized in the following table:

Debt Maturity Schedule

Year	Remaining Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments

2012	$80,999	$25,999		$55,000

2013	17,612,188	$163,654		$17,448,534	Peachtree Parkway Northridge Land Highway 20 Northridge Office Bradley Park

2014	4,644,298	$4,644,298	Spectrum

2015	66,125	$66,125

2016	71,471	$71,471

Thereafter	2,176,113	$2,176,113	Bassett

Total	$24,651,194

Short-Term Debt

We have a total of $14,503,534 in debt that matures within the next 12 months.  All of that debt matures on or before August 10, 2013.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after October 31, 2013, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have the funds on hand sufficient to repay it at maturity.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt

We have four loans that bear interest at floating rates.  These loans had an aggregate outstanding balance of $15,503,534 at September 30, 2012.  Three loans totaling $12,578,534 bear interest at 300 to 350 basis points over the 30-day LIBOR with interest rate floors for two of the loans ranging from 4.50% to 5.00%, and a $2,925,000 loan that bears interest at the prime rate with an interest rate floor of 5.50%.  Changes in LIBOR and the prime rate that increase the interest rates on these loans or increase the interest rates above their respective interest rate floors will increase our interest expense.  For example, a 1.0% increase in the interest rates on these loans or an increase in the interest rates above their respective interest rate floors would increase our interest expense by approximately $155,035 per year and reduce our liquidity and capital resources by that amount.

Contractual Commitments

Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, and interior design.  We enter into construction contracts in the normal course of business with Roberts Construction.  We currently have five ongoing construction contracts with Roberts Construction.  The terms of the construction contracts are the payment of the actual construction costs plus 5% overhead and 5% profit.

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

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels held for use when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, (6) holding period, and (7) an estimated construction budget.  A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded.  Due to uncertainties in the estimation process, actual results could differ from those estimates.  Our determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management.  Because the factors we use in estimating these future cash flows are difficult to predict and are subject to future events that may alter our assumptions, we may not achieve the discounted or undiscounted future operating and residual cash flows we estimate in our impairment analyses or those established by appraisals, and we may be required to recognize future impairment losses on our properties held for use.

Non-Cash Impairments on Operating Real Estate Assets

During the three and nine months ended September 30, 2012, we determined that the carrying amounts of the Bassett and Spectrum retail centers and the Northridge Office Building were not recoverable as a result of (a) a change in the occupancy at the Spectrum retail center, coupled with lower projected rental rates in the surrounding market area; and (b) lower projected renewal rental rates at the Bassett retail center and the Northridge Office Building resulting from lease negotiations with tenants whose leases will be expiring within the next twelve months.  The determination of fair value was based on a discounted cash flow analysis and as a result of this analysis, we recorded fair value adjustments of $754,279 on the Bassett retail center, $984,341 on the Spectrum retail center and $725,304 on the Northridge Office Building.

During the nine months ended September 30, 2011, we determined that the carrying amounts of our operating real estate assets were recoverable.  Accordingly, we did not record an impairment loss on our operating assets during the nine months ended September 30, 2011.

Non-Cash Impairments on Land Parcels

During the three and nine months ended September 30, 2012, we determined that the carrying amounts for the North Springs land and the one-acre commercial site in Johns Creek that is held for sale were not recoverable.  The determination of fair value for the North Springs land parcel and the one-acre commercial site was based on offers and expressions of interest from unrelated purchasers and market participants.  As a result of this analysis, we recorded fair value adjustments of $2,100,000 on the North Springs land and $100,000 on the Johns Creek land parcel during the three months ended September 30, 2012.  Additionally, during the six months ended June 30, 2012, we recorded a $275,949 fair value adjustment on the Johns Creek land parcel, which is classified on the balance sheet as real estate assets held for sale.

Also, during the three and nine months ended September 30, 2012, we determined that the carrying amounts of the Bradley Park and Highway 20 land parcels were not recoverable due to current market conditions.  The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for other land parcels.  As a result of this analysis, we recorded fair value adjustments related to our land parcels of $773,334 on the Bradley Park land parcel and $210,000 on the Highway 20 land parcel.  We determined that the carrying amounts of our other land parcels were recoverable at September 30, 2012.

During the three months ended September 30, 2011, we determined that the carrying amounts of the Bradley Park, Peachtree Parkway, and Highway 20 land parcels were not recoverable due to the then current market conditions.  The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for land.  As a result of this analysis, we recorded fair value adjustments related to our land parcels of $2,908,457 on the Bradley Park property, $2,892,126 on the Peachtree Parkway property, and $1,323,681 on the Highway 20 property.  Additionally during the six months ended June 30, 2011, we determined that the carrying amount of the Northridge property was not recoverable and the determination of fair value was based on the sales contract for the property and the appraised values of the property.  As a result of this analysis, we recorded a fair value adjustment of $1,386,480 on the Northridge property, which is classified on the balance sheet as real estate assets held for sale.  We determined that the carrying amount of our North Springs land parcel was recoverable at September 30, 2011.

Recent Accounting Pronouncements

Please refer to Note 2, Basis of Presentation — Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this report for a discussion of recent accounting standards and pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.                        CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2012, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have four loans with a total principal balance of $14,503,534 that mature within the next 12 months: (a) the $2,000,000 Northridge loan that matures on February 21, 2013; (b) the $2,925,000 Highway 20 loan that matures on April 8, 2013; (c) the $7,000,200 Peachtree Parkway loan that matures on April 30, 2013; and (d) the $2,578,334 Northridge Office Building loan that matures on August 10, 2013.  If we do not sell the Northridge and Peachtree Parkway properties as we expect; or we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; or we are unable to find alternative funding and raise additional capital for the development of the Bradley Park property; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us.  Those losses could have a material adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Our exploration of potential strategic alternatives may be unsuccessful.

We continue to explore potential strategic alternatives for the company.  These alternatives could include a sale, merger, or other business combination.  We caution that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

We may be unable to sell our Northridge and Peachtree Parkway properties as we expect.

We have entered into a contract to sell our 11-acre Northridge property to Roberts Properties for a cash sales price of $4,070,000, plus the reimbursements of certain costs.  Under the amended terms of the contract, the closing is scheduled to occur on or before January 31, 2013.  We have also entered into a contract to sell the remaining Peachtree Parkway land to Lennar for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property), and the closing of that sale is scheduled for January 31, 2013.  We can provide no assurances that Roberts Properties or Lennar will be able to close on either or both purchases by that date.  If we do not sell the properties as we expect, we could suffer the consequences described in the first risk factor above.

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

10.1

Letter Modification Agreement dated July 16, 2012 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, N.A. (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 16, 2012.]

10.2

Description of Extension of Contract to Sell Northridge Property to Roberts Properties, Inc. (Northridge) [Incorporated by reference to Item 1.01 of our current report on Form 8-K dated July 23, 2012.]

10.3	Sales Contract for the Sale of 2.937 Acres of Peachtree Parkway Property on September 27, 2012 (Peachtree Parkway).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2012

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)