Form 10-K
period 2012-12-31
ROBERTS REALTY INVESTORS INC
filed 2013-04-01
CIK 1011109

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13183

ROBERTS REALTY INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2122873 (I.R.S. Employer Identification No.)
450 Northridge Parkway, Suite 302 Atlanta, Georgia (Address of principal executive offices)	30350 (Zip Code)

(770) 394-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NYSE MKT

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

                                                                                                  Yes [    ]                              No [✓]

        As of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $9,670,534 based on the closing sale price of $1.38 per share as reported on the NYSE MKT exchange.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2013
Common Stock, $.01 par value per share	10,641,928 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None	N/A

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

              Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible business combination, development, and construction of new multifamily communities and the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; uncertainties with respect to the closing of the sale of our Northridge property, the sale of our Northridge Office Building and our evaluation of strategic alternatives; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

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

PART I

ITEM 1.    BUSINESS.

General

              Roberts Realty Investors, Inc. is a self-administered, self-managed equity real estate investment trust, or REIT. Our primary business is to develop, construct, own, and manage multifamily apartment communities. We currently own the following properties, all of which are located in metropolitan Atlanta, Georgia:

  •
  three tracts of land totaling 70 acres in various phases of development and construction that are zoned for 720 multifamily units, including a 10-acre tract zoned for 356 multifamily units that we are in the process of listing for sale;
  •
  two tracts of land totaling 12 acres held for sale, including an 11-acre tract zoned for 220 multifamily units which is under contract to be sold (these assets are classified as real estate assets held for sale in our consolidated balance sheets);
  •
  two retail shopping centers; and
  •
  an office building.

We intend to exit the retail business and focus exclusively on our primary business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. We have significantly reduced our debt and our operating expenses during the past year, and we are continuing these efforts.

Recent Developments

  Sale of Remaining 1.5 acres of the Peachtree Parkway Land

              On March 20, 2013, we sold the remaining 1.5 acres of the Peachtree Parkway land to an unrelated third party for $450,000. We owned this parcel of land debt free and will use the sales proceeds for general corporate purposes.

  Extension and Renewal of the Northridge Land Loan

              On February 11, 2013, we extended the maturity date of our $2,000,000 Northridge land loan to May 22, 2013. The loan continues to bear interest at the rate of 12% per annum, and at closing, we paid the $60,000 in interest that will accrue during the extension period and a 1.0% extension fee. The loan documents provide another extension option to August 22, 2013 under substantially the same terms and conditions.

  Sale of 20.6 acres of the Peachtree Parkway Land

              As part of our strategy to address our needs for liquidity and capital resources, on February 7, 2013, we sold our 20.6-acre Peachtree Parkway land to Lennar Multifamily Investors, LLC for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property). We used $7,000,200 of the sale proceeds to pay off our Peachtree Parkway land loan. This sale reduced our outstanding debt, decreased our operating expenses by approximately $475,000 per year and released our North Springs property, which served as additional collateral for the Peachtree Parkway loan. The North Springs property, which has a book value of $11,000,000 and an independent appraised value of $16,350,000, is now debt free.

  Exclusive Sales Listing Agreement for Northridge Office Building

              As part of our 2013 business plan, on January 31, 2013 we retained CBRE, Inc., a global full service real estate firm, to sell our 37,864 square foot Northridge Office Building for a price of $5,750,000. We believe the market and demand for high quality office buildings has significantly improved, providing us with the opportunity to sell this non-core asset. If we sell this property as we intend, the sales proceeds will pay off our $2,498,334 loan secured by the Northridge Office Building and reduce our operating expenses by approximately $210,000 per year. At the closing of the sale, CBRE would be paid a commission of up to 5% of the sales price of the Northridge Office Building. The remaining proceeds from the sale would substantially increase the company's capital resources.

  Extension and Renewal of Highway 20 Land Loan

              On January 30, 2013, we renewed our $2,905,000 Highway 20 land loan and extended the maturity date to October 8, 2013. The loan modification was subject to the lender's review of a new appraisal of the Highway 20 property, which had an appraised value of $6,100,000 resulting in a loan to value ratio of 48%. As part of the loan extension and due to the increase in the appraised value of the Highway 20 property, the lender waived the scheduled requirement to make a one-time principal reduction in the amount of $300,000 by February 15, 2013. The loan continues to require fixed principal payments of $5,000 per month through the maturity date, and we established an $80,500 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.

  Extension of Closing Date for the Sale of the Northridge Land

              On January 28, 2013, the board of directors extended the closing date of the previously reported contract to sell the 11-acre Northridge property to Roberts Properties, Inc., which is wholly owned by Mr. Charles S. Roberts, the President and Chairman of the Board of Roberts Realty. The closing was scheduled to occur by January 31, 2013. Under the terms of the sales contract as amended, the purchase price remains $4,070,000, plus the reimbursement of $303,789 in development and construction expenses, and the closing is scheduled to occur on or before April 30, 2013. The sale would pay off our $2,000,000 Northridge land loan, and reduce our operating expenses by approximately $300,000 per year.

  Pending Disposition of Spectrum at the Mall of Georgia Retail Center

              We own Spectrum at the Mall of Georgia, a 30,050 square foot retail center located in Buford, Georgia that secures a $4,691,528 nonrecourse loan. As we have consistently stated in our annual and quarterly reports, our objective is to exit the retail shopping center business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective and Spectrum's approximately $165,000 in annual negative cash flow, we elected not to make the debt service payment on that retail center in January 2013 and have allowed the loan to go into default. In February 2013, we notified the lender of our intent to transfer the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property. Because the loan is non-recourse, we would have no further obligations to the lender for this loan. This transaction would reduce our debt by $4,691,528 and decrease our operating expenses by approximately $165,000 per year.

  Sale of 2.937 acres of the Peachtree Parkway Land

              On September 27, 2012, we sold 2.937 acres of our Peachtree Parkway property for $1,200,000. We also received the reimbursement of $515,530 of costs that were previously incurred to allow the Peachtree Parkway property to be rezoned to a commercial use. In conjunction with the closing, we made a $1,174,800 principal payment on our $8,175,000 Peachtree Parkway land loan. This principal payment reduced the outstanding balance of the loan to $7,000,200, and the maturity date of the loan was extended to April 30, 2013 on substantially the same terms and conditions. At the closing, we deposited with the lender $175,000 as an interest reserve to pay the monthly interest payments through the new maturity date. As noted above, we sold an additional 20.6 acres of our Peachtree Parkway property on February 7, 2013 and repaid the remaining outstanding principal balance of the loan in full.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

              Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts of land have a combined carrying value of $23,881,789 and are encumbered with land loans totaling $7,895,000. We have substantial equity in these properties, which are an integral part of our multifamily community development and construction program. Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans needed to construct and lease up our planned Bradley Park and Highway 20 multifamily apartment communities as described in Business Plan below.

              During the past year, we made substantial progress in reducing our debt, decreasing our operating expenses and improving our liquidity and capital resources, and we intend to continue to do so. As noted above, we sold 23.537 acres of the Peachtree Parkway property and used the $8,290,000 in proceeds to pay off the $8,175,000 loan secured by that property. This also reduced our operating expenses by more than $475,000 per year. We also recently sold the remaining 1.5 acres of the Peachtree Parkway property, which we owned debt free, for $450,000, and we will use the sales proceeds for general corporate purposes. Additionally, our North Springs property, which served as additional collateral for the Peachtree Parkway loan, is now owned debt free, and we are in the process of listing it for sale. The property has a book value of $11,000,000 and an independent appraised value of $16,350,000. The proceeds from this sale would substantially increase our liquidity and capital resources. We have listed our Northridge Office Building for a price of $5,750,000. This sale would pay off our $2,498,334 loan secured by the Northridge Office Building and reduce our operating expenses by approximately $210,000 per year. If we close the pending sale of our Northridge property, the proceeds of that sale would be approximately $4,335,400, which we would use to pay off our $2,000,000 loan secured by the property. We would use the remaining proceeds of $2,335,400 to provide additional capital resources to execute our business plan. The Northridge sale would also reduce our operating expenses by approximately $300,000 per year. We are also continuing to actively market for sale our one-acre Johns Creek commercial site, which has a book value of $500,000 and which we own debt free.

              We had total debt of $17,500,808 as of March 20, 2013. We have four loans with a total principal balance of $10,393,334 that are scheduled to mature within the next 12 months: (a) the $2,000,000 Northridge loan that matures on May 22, 2013; (b) the $2,498,334 Northridge Office Building loan that matures on August 10, 2013; (c) the $2,895,000 Highway 20 loan that matures on October 8, 2013; and (d) the $3,000,000 Bradley Park loan that matures on October 31, 2013. If we are unable to renew these loans, we may repay all or part of these loans from the proceeds we expect to receive from the sale of the Northridge property and the sale of certain of our real estate assets or the funds we are seeking to raise, all as described in Business Plan below.

Business Plan

  Overview and Outlook

              We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business plan. We plan to complete our exit from the retail business and focus exclusively on our primary business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. During the past year, we have significantly reduced our debt and decreased our operating expenses, and we intend to continue these efforts. As explained above in Recent Developments, we (a) have sold all of our Peachtree Parkway property, (b) have listed our Northridge Office Building for sale, (c) have started the process of listing our North Springs property for sale, and (d) continue to actively market our Johns Creek commercial site for sale.

              Our primary objective for 2013 is to continue to sell certain real estate assets to provide the equity to develop our Bradley Park and Highway 20 properties while continuing to reduce our debt and decrease our operating expenses. We explain below our strategies and plans for each property that we own.

              We are in the process of listing for sale the North Springs property, which has a book value of $11,000,000 and an independent appraised value of $16,350,000. The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across from the North Springs rail station in Sandy Springs. The North Springs property is zoned for 356 multifamily units, 210,000 square feet of office space and 56,000 square feet of retail space.

              We currently hold two land parcels for sale:

    1.
    Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units. We have entered into a contract to sell Northridge to Roberts Properties for a total cash sales price of $4,070,000 (plus the reimbursement of $303,789 in development and construction expenses). The closing is scheduled to occur on or before April 30, 2013.

    2.
    Johns Creek, an approximately one-acre commercial site located in Johns Creek. We own this property debt free, and it has a book value of $500,000.

              If we sell our Northridge property as anticipated, the proceeds of that sale would be approximately $4,335,400, which we would use to pay off our $2,000,000 loan secured by the property and to increase our capital resources. We will continue to market the Johns Creek commercial site for sale. We may raise private equity and are in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors. We may also form a new affiliate that would raise private equity for the specific purpose of funding the purchase of one of the remaining land parcels and constructing a multifamily apartment community. We may also sell one or more of our remaining land parcels to Roberts Properties as we have agreed to do with the Northridge land parcel.

  Retail Centers and Office Building

              We currently own two retail centers, which have the occupancy percentages provided below:

    1.
    Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 45.2% occupied. As previously explained, we are no longer making payments on the nonrecourse loan secured by this retail center, and we are seeking to transfer it to the lender as soon as possible in satisfaction of $4,691,528 principal amount of debt secured by the property.

    2.
    Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied. If we are ultimately unable to sell the Bassett retail center for a sales price at least equal to the debt, we may transfer the Bassett retail center to the lender in satisfaction of the debt. Because the loan is non-recourse, we would have no further obligations to the lender for this loan.

              We currently hold an office building for sale:

  •
  Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied. We occupy a portion of the building as our corporate headquarters.

              We have retained a global full service real estate firm to sell our Northridge Office Building and believe that divesting the office building and the retail centers will make a sale, merger, or other business combination easier to consummate.

  Development and Construction of Multifamily Communities

              We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located. We believe the economic climate for our business in these markets is strong for the following reasons:

  •
  Rents for the "Class A" or upscale apartment communities of the type that we build increased appreciably during 2012 and rental concessions continued to decrease. These positive trends are projected to continue throughout 2013.

  •
  Occupancy rates for Class A apartments in Atlanta continued to increase in 2012 and are forecasted to continue to increase in 2013.

  •
  The number of new apartments constructed in Atlanta was substantially lower in 2012 than in recent years and is forecast to remain low in 2013 by historical standards.

  •
  Employment in metro Atlanta is expected to grow, although at a lower rate when compared to historical levels.

  •
  Nationally, home ownership rates are declining, and we believe that this trend, coupled with larger required down payments for single-family home loans and the fact that the largest demographic group in the history of the United States is entering their peak renting years, will continue to lead to higher demand for apartments generally and in our market areas, specifically.

              We believe that these favorable trends will increase the availability of debt and equity capital for the construction of new apartments in our market areas, particularly for companies like ours that have a long history of developing, constructing, leasing up, and selling upscale multifamily communities for substantial profits, and own tracts of land in areas we believe are well-suited for upscale apartments. For the reasons explained in Item 1A, Risk Factors, however, our beliefs and expectations about these favorable trends, or our ability to capitalize on them, may not prove to be accurate.

              We currently hold two land parcels for development and construction:

    1.
    Bradley Park, a 22-acre site located in Forsyth County zoned for 154 multifamily units. We have completed our development drawings and are ready to begin grading the site.

    2.
    Highway 20, a 38-acre site located in Cumming zoned for 210 multifamily units. We have started the necessary design and development work for this community.

              We believe this is an opportune time to create new multifamily apartment communities and that we can create value for our shareholders as we have historically done through developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and long-term capital appreciation. We intend to move forward with the development and construction of our Bradley Park and Highway 20 multifamily apartment communities. We currently estimate that we will need approximately $37,425,000 in debt and equity to complete the construction of our Bradley Park and Highway 20 multifamily apartment communities.

              We intend to use the proceeds from the sale of the North Springs property, the Northridge Office Building, the Northridge land and the other land parcel to provide the equity capital to develop and construct our Bradley Park and Highway 20 multifamily apartment communities.

  Possible Sale, Merger, or Other Business Combination

              We are continuing to explore numerous strategic alternatives in our efforts to maximize shareholder value. We have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. We have entered into mutual confidentiality agreements with 68 different entities, and discussions are ongoing with several of them. To date, we have not entered into any definitive agreement for such a transaction. Management continues to pursue and diligently work on any sale, merger, or other business combination that would reward shareholders and maximize their value.

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

              Our board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the NYSE MKT exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. In entering into transactions with the Roberts Companies related to the communities listed above, we complied with these policies.

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

              Under our stock repurchase program we are authorized to repurchase up to 540,362 shares of our outstanding common stock. Under the plan, we may repurchase shares from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price. We do not expect to make any repurchases in the next 12 months.

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

The Operating Partnership

              We conduct our business through Roberts Properties Residential, L.P., which either directly or through one of its wholly owned subsidiaries owns all of our properties and which we refer to as the operating partnership. The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093. Roberts Realty is the sole general partner of the operating partnership and as of March 20, 2013 owned an 84.53% interest in the operating partnership. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as "units" and to the holders of units as "unitholders."

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

  Office Building and Retail Centers

              Our office building and retail centers face competition from similar office buildings and retail centers within their geographic areas to lease new space, renew leases, or re-lease spaces as leases expire. In addition, the recession compelled prospective office and retail tenants to curtail expansion plans, and some tenants have been forced to close their businesses or file bankruptcy. Other properties that compete with ours may be newer, better located, better capitalized, or have better tenants than our properties. Any new competitive properties that are developed within our local markets, or older competitive properties that have lost tenants, may result in increased competition for customer traffic and creditworthy tenants by way of lower rental rates or more attractive lease terms, especially in this weak economic environment. We may not be able to lease our properties, renew leases, or obtain new tenants to replace vacating tenants, and the terms of renewals or new leases (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise made. In addition, our retail centers face competition from alternate forms of retailing, including home shopping networks, mail order catalogues, and online shopping services, which may limit the number of retail tenants that desire to seek space in shopping centers generally.

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

For more detailed information about these segments, please see Note 6 – Segment Reporting, to the audited consolidated financial statements included in this report. For information about our properties, please see Item 2, Properties, below.

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

              We have four loans with a total principal balance of $10,393,334 that are scheduled to mature within the next 12 months: (a) the $2,000,000 Northridge loan that matures on May 22, 2013; (b) the $2,498,334 Northridge Office Building loan that matures on August 10, 2013; (c) the $2,895,000 Highway 20 loan that matures on October 8, 2013; and (d) the $3,000,000 Bradley Park loan that matures on October 31, 2013. If we do not sell the Northridge property as we expect; or we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; or we are unable to find alternative funding and raise additional capital for the development of the Bradley Park property; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be compelled to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us. Those losses could have a material adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.

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

              To start construction of our Bradley Park multifamily land parcel, we will need a substantial amount of additional debt and equity capital. We currently estimate that it would take approximately $37,425,000 to complete the construction of our Bradley Park and Highway 20 multifamily communities. We believe that the equity we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of another property, the contributions of a joint venture partner, or from raising private equity. We are not able to provide any assurance that we will be able to raise the debt and equity needed to complete the construction of even one new multifamily community. If we are unable to obtain debt and equity on favorable terms, we will be unable to carry out our planned development and construction program, and our returns to investors will be reduced accordingly.

Rising interest rates could materially and adversely affect the cost of our indebtedness.

              We have incurred and may again in the future incur debt that bears interest at a variable rate. As of March 20, 2013, we have $8,393,334 in loans that bear interest at a floating interest rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and future distributions to our investors.

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

              Real estate investments are relatively illiquid, which limits our ability to react quickly to adverse changes in economic or other market conditions. Our ability to dispose of assets depends on prevailing economic and market conditions. We may be unable to sell our properties to repay debt, to raise capital we need to fund our planned development and construction program, or to fund distributions to investors. We have entered into a contract to sell our 11-acre Northridge property to Roberts Properties for a cash sales price of $4,070,000, plus the reimbursements of certain costs. Under the amended terms of the contract, the closing is scheduled to occur on or before April 30, 2013. We can provide no assurances that Roberts Properties will be able to close on the purchase of Northridge.

Construction risks inherent in the development and construction of new properties could negatively affect our financial performance.

              We currently estimate that it would cost approximately $37,425,000 to complete construction of the Bradley Park and Highway 20 multifamily communities. Development and construction costs may exceed our original estimates due to events beyond our control, including:

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

              Our business practice is to retain Roberts Properties to develop our properties and Roberts Construction to construct our properties. Mr. Charles S. Roberts owns all of the equity interests in these two companies. We have in the past acquired properties from Mr. Roberts or his affiliates, and we have agreed to sell our Northridge property to Roberts Properties as described elsewhere in this report. One of our goals for 2013 is continue to sell properties to decrease our negative cash flow and increase our cash balances. We may sell one or more properties to Roberts Properties or an affiliate of Roberts Properties in addition to the Northridge property. Although each agreement between Roberts Realty or the operating partnership on one hand and Roberts Properties or its affiliates on the other hand must be approved by our audit committee and the independent members of our board of directors, conflicts of interest inherent in these business transactions could result in our paying more for property or services than we would pay an independent seller or provider (or receiving less than we would receive from an independent buyer). These agreements and transactions have not had and will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated parties. These business relationships also expose us to the following risks, among others:

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

              General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation. The current economic climate leaves us vulnerable to adverse conditions beyond our control and has resulted in a weak real estate market in metropolitan Atlanta.

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

              We have recorded non-cash impairment losses on a number of our assets, and we may have to record additional impairment losses in the future. Although we believe we have applied reasonable estimates and judgments in determining the proper classification of our real estate assets, these estimates require the use of estimated market values, which are currently difficult to assess. If changes in circumstances require us to adjust our valuation assumptions for our assets, we could be required to record additional impairment losses. Any future impairment could have a material adverse effect on our results of operations for the period in which we record the impairment losses.

Our exploration of potential strategic alternatives may be unsuccessful.

              We continue to explore potential strategic alternatives for the company. These alternatives could include a sale, merger, other business combination, or recapitalization. We caution that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

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

              Our qualification as a REIT for federal income tax purposes depends upon our ability to meet on a continuing basis, through actual annual operating results, distribution levels, diversity of stock ownership, various qualification tests, and organizational requirements for REITs under the Internal Revenue Code. We believe that we have qualified for taxation as a REIT for federal income tax purposes since our inception in 1994, and we plan to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. We cannot guarantee, therefore, that we have qualified or will continue to qualify in the future as a REIT. The determination that we qualify as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within our control. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

              Management believes that our operating partnership qualifies, and has qualified since its formation in 1994, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. We can provide no assurance; however, that the IRS will not challenge the treatment of the operating partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for federal income tax purposes, then the taxable income of the operating partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the operating partnership as a corporation could cause us to fail to qualify as a REIT.

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

              During the course of our testing, we may identify deficiencies that we may not be able to remediate in a timely manner. In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented, or amended from time to time, we may be unable to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

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

              The daily trading volume of our common stock on the NYSE MKT exchange has historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data do not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may or may not reflect the market's perception of our operating results, the potential for growth in the value of our properties as we develop and construct multifamily communities, the potential for future cash dividends from property sales, and the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.

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

  Retail and Office

              The occupancy percentages shown for each property are as of March 20, 2013.

    1.
    Bassett Shopping Center, a 19,949 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 82.9% occupied.

    2.
    Spectrum at the Mall of Georgia, a 30,050 square foot retail center located directly across from the Mall of Georgia in Gwinnett County that is 45.2% occupied. As explained in Item 1, Business, we are no longer making payments on the nonrecourse loan secured by this retail property, and we are seeking to transfer it to the lender in satisfaction of the loan.

    3.
    Northridge Office Building, a 37,864 square foot building located in Sandy Springs that is 64.5% occupied. We occupy a portion of the third floor of the building as our corporate headquarters, and we have entered into leases for the remaining space on the third floor with Roberts Properties and Roberts Construction. As explained in Item 1, Business, the office building was recently listed for sale.

  Land

              Land Parcels Held for Development and Construction

    1.
    Bradley Park, a 22-acre site located in Forsyth County zoned for 154 multifamily units.

    2.
    Highway 20, a 38-acre site located in Cumming zoned for 210 multifamily units.

    3.
    North Springs, a 10-acre site located on Peachtree Dunwoody Road in Sandy Springs zoned for 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space. We are in the process of listing the North Springs property for sale.

              Land Parcels Classified as Real Estate Assets Held for Sale

    1.
    Northridge, an 11-acre site located close to the GA 400 and Northridge Road interchange in Sandy Springs zoned for 220 multifamily units. We have entered into a contract to sell Northridge to Roberts Properties for a total cash sales price of $4,070,000 plus certain cost reimbursements. The closing is scheduled to occur on or before April 30, 2013.

    2.
    Johns Creek, an approximately one-acre commercial site located in Johns Creek, Georgia.

Demographic Data

              We believe the long-term demand for multifamily housing in Atlanta will continue to increase as Atlanta's population grows. We believe that the outlook for Atlanta's multifamily market is positive and the trends for the apartment industry as a whole are on the upswing. We believe that the projected long-term decrease in home ownership rates will result in more renters, which will in turn increase the demand for multifamily housing. The following information is based on statistical estimates published by the Atlanta Regional Commission, which we refer to as the ARC. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry, and Rockdale counties. The population of the Atlanta Region increased by 21.9% from 3,429,379 persons in 2000 to 4,179,500 persons in 2012, making it one of the largest metropolitan areas in the country and the largest in the Southeast. Total housing units in the Atlanta Region increased by 378,181 units, or 28.4%, from 1,331,264 in 2000 to 1,709,445 in 2010. Multifamily homes in the Atlanta Region increased 34.3% from 384,740 units in 2000 to 516,594 units in 2009, the latest period for which such information is available from the ARC.

              The following table provides information about our office and retail properties as of December 31, 2012.

Retail or Office Property	Location	Year Acquired(1)	Approximate Rentable Area (Square Feet)	Average Base Rent per Square Foot	Physical Occupancy as of 12/31/12
Retail:
Bassett Center	Gwinnett County	2005	19,949	$20.91	82.9%
Spectrum Center(2)	Gwinnett County	2005	30,050	24.71	45.2%

Total Retail			49,999	$22.62	60.2%

Northridge Office Building(3)	Sandy Springs	2001	37,864	$19.85	64.5%

(1)
We acquired the retail properties listed in this table from unrelated sellers.
(2)
As disclosed elsewhere in this report, the Spectrum Center loan is in default, and we are seeking to transfer the property securing the loan as soon as possible in satisfaction of the loan. The loan is nonrecourse, and we do not intend to make any further payments on the loan.
(3)
Our corporate headquarters occupies 7,084 square feet of the Northridge Office Building. As disclosed elsewhere in this report, the Northridge Office Building was recently listed for sale.

              The following table provides information about the scheduled lease expirations in our office and retail properties:

Year	Number of Expiring Leases(1)	Expiring Approximate Rentable Area (Square Feet)	% of Total Approximate Rentable Area (Square Feet)	Expiring Annualized Base Rent	% of Total Annualized Base Rent
2013	3	8,722	18.4%	$195,749	19.5%
2014	3	11,351	23.9%	228,495	22.8%
2015	2	16,200	34.1%	268,848	26.8%
2016	1	2,500	5.3%	66,250	6.6%
2017	5	7,429	15.7%	206,502	20.6%
Thereafter	1	1,250	2.6%	37,188	3.7%

Total	15	47,452	100.0%	$1,003,032	100.0%

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

Fulton County

              Fulton County is the largest county in the Atlanta region in terms of population, employment, housing units, and land area. Three of our eight properties are located in north Fulton County. From 2000 to 2012, Fulton County's population increased 14.7% from 816,006 to 936,100.

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

              North Springs.    Our North Springs land parcel is a 10-acre mixed-use development located on Peachtree Dunwoody Road across the street from the North Springs rail station. The property is zoned for three individual buildings, which includes one building consisting of 236 multifamily units, a second building with 120 condominium units, and a third building consisting of 210,000 square feet of office space with 56,000 square feet of street-level retail space.

              Northridge Office Building.    Situated on 3.9 acres on Northridge Parkway in a heavily wooded, park-like setting, our three-story, 37,864 square foot office building serves as our corporate headquarters. We occupy 7,084 square feet on the third floor and lease 6,351 square feet on the third floor to Roberts Properties and Roberts Construction. We have two unaffiliated tenants occupying part of the first and second floors. At March 20, 2013, the property was 64.5% occupied. We recently retained a global full service real estate firm to sell our Northridge Office Building.

              Northridge Land Parcel Held for Sale.    Our Northridge land parcel is an 11-acre site located close to the GA 400 and Northridge interchange in Sandy Springs. The property is zoned for 220 one and two-bedroom multifamily units. We have entered into a contract, as amended, to sell Northridge to Roberts Properties for $4,070,000 (plus, as previously agreed, the reimbursement of $303,789 in development and construction expenses), and the closing is scheduled to occur on or before April 30, 2013.

Gwinnett County

              From 2000 to 2012, Gwinnett County's population increased 39.9% from 588,448 to 823,100. Gwinnett's strong transportation networks, excellent public education system, and affordable home prices have contributed to the county's growth, with its employment base of 293,327 jobs in 2009, the latest period for which that information is available.

  Mall of Georgia Area

              The Mall of Georgia is the largest mall in the Southeast at 2.2 million square feet. It is located in Buford, approximately 30 miles northeast of Atlanta. The Mall anchors a major retail area containing more than 3.0 million square feet of retail space.

              Bassett Shopping Center.    Our Bassett Shopping Center is a 19,949 square foot retail center located across from the Mall of Georgia. The property is anchored by Bassett Furniture, which occupies approximately 75% of the retail center. The property was 82.9% occupied at March 20, 2013.

              Spectrum Shopping Center.    Our Spectrum Shopping Center is a 30,050 square foot retail center located on Highway 20 directly across from the main entrance to the Mall of Georgia. The property was 45.2% occupied at March 20, 2013. As disclosed elsewhere in this report, we are seeking to transfer the Spectrum Center to the lender as soon as possible in satisfaction of the approximately $4,691,528 principal amount of debt secured by the property. Because the loan is nonrecourse, we would have no further obligations to the lender for this loan.

Forsyth County/Cumming

              The city of Cumming is a rapidly growing area located north of Alpharetta approximately 30 miles north of Atlanta in Forsyth County near Georgia 400. Between 2000 and 2011, the population of Forsyth County increased 84.8% from 98,407 to 181,840.

              Bradley Park.    Our Bradley Park land parcel is a 22-acre site that is zoned for 154 multifamily units. The property is located at the intersection of Georgia Highway 9 and Old Atlanta Road in Forsyth County. This 154-unit community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return. We have completed our development drawings and we currently estimate the remaining construction costs to construct this community to be approximately $17,075,000.

              Highway 20.    Our Highway 20 land parcel is a 38.2-acre site that is zoned for 210 multifamily units. The property is located on Georgia Highway 20 at the intersection of Elm Street, just north of Cumming's town square and three blocks from the elementary, middle, and high schools. We currently estimate the cost to construct this community to be approximately $20,350,000.

Summary of Debt Secured by Our Properties

              See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) principal balance at December 31, 2012, (b) principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, and (e) monthly principal and interest payment.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Data for 2012 and 2011

              Our common stock trades on the NYSE MKT exchange (formerly named the NYSE Amex Equities exchange) under the symbol "RPI." The following table provides the quarterly high and low sales prices per share reported on the NYSE MKT exchange during 2012 and 2011, as well as the dividends declared per share during each quarter.

Year	Quarter Ended	High	Low	Dividends Declared
2012	First Quarter	$1.77	$1.28	None
	Second Quarter	1.54	1.27	None
	Third Quarter	1.62	1.32	None
	Fourth Quarter	1.38	1.15	None
2011	First Quarter	$2.20	$1.43	None
	Second Quarter	2.40	1.66	None
	Third Quarter	2.44	1.52	None
	Fourth Quarter	1.80	1.25	None

Shareholder Data

              As of March 20, 2013, there were approximately 226 holders of record of our common stock.

              As of March 20, 2013, we had 10,641,928 shares outstanding. In addition, 1,947,259 shares are reserved for issuance to unitholders from time to time upon the exercise of their redemption rights as explained in Item 1, Business – The Operating Partnership. There is no established public trading market for the units. As of March 20, 2013, the operating partnership had 97 unitholders of record.

Distribution Policy

              We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of our board of directors.

              We have not paid regular quarterly dividends since the third quarter of 2001. While we have in the past paid distributions from the net cash proceeds of property sales, we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. We expect to distribute the net cash proceeds from any 2013 property sales to shareholders and unitholders only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Any distributions beyond that amount will be at the sole discretion of our board of directors. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet IRS distribution requirements.

Stock Repurchase Plan

              Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and price. We have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We repurchased no shares in the fourth quarter of 2012. The plan does not have an expiration date.

Sales of Unregistered Shares

              In 2011 and 2012, we did not sell any shares of stock that were not registered under the Securities Act.

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

Overview

              We are a self-administered, self-managed equity real estate investment trust, or REIT. Our primary business is to develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties. At December 31, 2012, we owned an 84.53% interest in the operating partnership and were its sole general partner. We expect to continue to conduct our business in this organizational structure. As of the filing date of this report, we own the following properties, all of which are located in metropolitan Atlanta, Georgia:

  •
  three tracts of land totaling 70 acres in various phases of development and construction that are zoned for 720 multifamily units, including a 10-acre tract zoned for 356 multifamily units that we are in the process of listing for sale;
  •
  two tracts of land totaling 12 acres held for sale, including an 11-acre tract zoned for 220 multifamily units that is under contract to be sold (these assets are classified as real estate assets held for sale in our consolidated balance sheets);
  •
  two retail shopping centers; and
  •
  an office building.

              For the year ended December 31, 2012, we had a net loss of $8,325,130, which included $6,573,299 of non-cash charges consisting of $5,923,207 in non-cash impairment losses on real estate assets and $650,092 in non-cash depreciation and amortization expense. Additionally, since January 1, 2013, we have paid down $7,065,257 of debt and as of March 20, 2013, we held $907,208 in cash and cash equivalents.

              We intend to exit the retail business and focus exclusively on our primary business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. We have significantly reduced our debt and our operating expenses during the past year, and we are continuing these efforts.

Recent Developments

              As described in detail in Item 1, Business – Recent Developments, we have recently:

  •
  sold the remaining 1.5 acres of the Peachtree Parkway land to an unrelated third party for $450,000; we owned this land debt free and will use the sales proceeds for general corporate purposes;
  •
  extended the maturity date of the $2,000,000 loan secured by the Northridge property to May 22, 2013;

  •
  sold 20.6 acres of our Peachtree Parkway property for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property) and used $7,000,200 of the sale proceeds to repay our Peachtree Parkway loan;
  •
  listed our Northridge Office Building for sale at a price of $5,750,000;
  •
  extended the maturity date of our Highway 20 loan to October 8, 2013;
  •
  extended the closing date for the sale of our Northridge property to April 30, 2013;
  •
  sold 2.937 acres of our Peachtree Parkway property for $1,200,000 plus the reimbursement of $515,530 of costs that were previously incurred to allow the Peachtree Parkway property to be rezoned to a commercial use and made a $1,174,800 principal payment on our Peachtree Parkway land loan.

Additionally, we are seeking to transfer the Spectrum at the Mall of Georgia retail center to the lender in satisfaction of the $4,691,528 principal amount of debt secured by the property. Because the loan is nonrecourse, we would have no further obligations to the lender for this loan. This transaction would reduce our debt by $4,691,528, and decrease our operating expenses by approximately $165,000 per year.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

              Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts of land have a combined carrying value of $23,881,789 and are encumbered with land loans totaling $7,895,000. We have substantial equity in these properties, which are an integral part of our multifamily community development and construction program. Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loans needed to construct and lease up our planned Bradley Park and Highway 20 multifamily apartment communities as described in Item 1, Business – Business Plan, beginning on page 6 above.

              During the past year, we made substantial progress in reducing our debt, decreasing our operating expenses and improving our liquidity and capital resources, and we intend to continue to do so. As noted above, we sold 23.537 acres of the Peachtree Parkway property and used the $8,290,000 in proceeds to pay off the $8,175,000 loan secured by that property. This sale also reduced our operating expenses by more than $475,000 per year. We also recently sold the remaining 1.5 acres of the Peachtree Parkway property, which we owned debt free, for $450,000, and we will use the sales proceeds for general corporate purposes. Additionally, our North Springs property, which served as additional collateral for the Peachtree Parkway loan, is now owned debt free. We are in the process of listing for sale the North Springs property, which has a book value of $11,000,000 and an independent appraised value of $16,350,000. The proceeds from this sale would substantially increase our liquidity and capital resources. We have listed our Northridge Office Building for a price of $5,750,000. This sale would pay off our $2,498,334 loan secured by the Northridge Office Building and reduce our operating expenses by approximately $210,000 per year. If we close the pending sale of our Northridge property, the proceeds of that sale would be approximately $4,335,400, which we would use to pay off our $2,000,000 loan secured by the property. We would use the remaining proceeds of $2,335,400 to provide additional capital resources to execute our business plan. The Northridge sale would also reduce our operating expenses by approximately $300,000 per year. We are also continuing to actively market for sale our one-acre Johns Creek commercial site, which has a book value of $500,000, that we own debt free.

              We had total debt of $17,500,808 as of March 20, 2013. We have four loans with a total principal balance of $10,393,334 that are scheduled to mature within the next 12 months: (a) the $2,000,000

Northridge loan that matures on May 22, 2013; (b) the $2,498,334 Northridge Office Building loan that matures on August 10, 2013; (c) the $2,895,000 Highway 20 loan that matures on October 8, 2013; and (d) the $3,000,000 Bradley Park loan that matures on October 31, 2013. If we are unable to renew these loans, we may repay all or part of these loans from the proceeds we expect to receive from the sale of the Northridge property or the funds we are seeking to raise as described in Item 1, Business – Business Plan, beginning on page 6 above.

Results of Operations

  Comparison of 2012 to 2011

              The following table highlights our operating results and should be read with the audited consolidated financial statements and the accompanying notes included in this report.

	Years Ended December 31,
			Increase (Decrease)
	2012	2011
TOTAL OPERATING REVENUES	$1,354,954	$1,259,407	$95,547

OPERATING EXPENSES:
Property operating expenses	617,818	615,430	2,388
General and administrative expenses	1,521,728	1,357,252	164,476
Impairment loss on real estate assets	5,923,207	9,500,744	(3,577,537)
Gain on disposal of assets	—	(8,550)	8,550
Depreciation and amortization expense	470,749	516,919	(46,170)

Total operating expenses	8,533,502	11,981,795	(3,448,293)

OTHER EXPENSE	(1,275,234)	(1,346,560)	(71,326)

LOSS FROM CONTINUING OPERATIONS	$(8,453,782)	$(12,068,948)	$(3,615,166)

              Loss from continuing operations decreased $3,615,166 in 2012 when compared to 2011. We recorded a non-cash impairment loss of $5,923,207 in 2012 compared to a non-cash impairment loss of $9,500,744 in 2011. This $3,577,537 difference in non-cash impairment loss was the primary reason for the decrease in loss from continuing operations for 2012. We explain below the major variances between 2012 and 2011.

              Total operating revenues increased by $95,547 from $1,259,407 in 2011 to $1,354,954 in 2012, primarily as a result of an increase in other operating revenue from the settlement of a rental amount due from a former retail tenant that defaulted on its lease.

              Property operating expenses – consisting of utilities, repairs and maintenance, real estate taxes, marketing, insurance, and other expenses – increased by $2,388 from $615,430 in 2011 to $617,818 in 2012.

              During 2012, we recorded $5,923,207 in non-cash impairment losses consisting of:

  •
  a $2,100,000 non-cash impairment loss on our North Springs land;
  •
  a $984,341 non-cash impairment loss on our Spectrum retail center;
  •
  a $773,334 non-cash impairment loss on our Bradley Park land;
  •
  a $754,279 non-cash impairment loss on our Bassett retail center;
  •
  a $725,304 non-cash impairment loss on our Northridge Office Building;
  •
  a $375,949 non-cash impairment loss on our Johns Creek land parcel; and
  •
  a $210,000 non-cash impairment loss on our Highway 20 land.

              During 2011, we recorded $9,500,744 in non-cash impairment losses consisting of:

  •
  a $2,908,457 non-cash impairment loss on our Bradley Park land;
  •
  a $2,892,126 non-cash impairment loss on our Peachtree Parkway land;
  •
  a $2,376,480 non-cash impairment loss on our Northridge land; and
  •
  a $1,323,681 non-cash impairment loss on our Highway 20 land.

              Other expense decreased by $71,326 from $1,346,560 in 2011 to $1,275,234 in 2012. This decrease was primarily due to a $397,181 gain on the sale of real estate assets, which was offset by an $81,502 increase in the amortization of deferred financing costs and a $235,050 increase in interest expense for the Northridge land loan, which we obtained in February 2012.

Liquidity and Capital Resources

  Overview

              At December 31, 2012, we had $42,440,028 in total assets, of which $401,018 was cash and cash equivalents. In addition, we held $764,777 in restricted cash. Of our restricted cash at December 31, 2012, $222,736 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $483,043 was reserved for the payment of insurance, real estate taxes, replacement reserves, and tenant improvements for the retail centers. As of March 20, 2013, we held $907,208 in cash and cash equivalents and $630,510 in restricted cash. Of our restricted cash balance, $102,930 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $493,418 was reserved for the payment of insurance, real estate taxes, replacement reserves, and tenant improvements for the retail centers.

              We believe that the most important uses of our capital resources will be (a) to provide working capital to enable us to pay our operating expenses as we pursue our business plan and (b) to invest in the development of the Bradley Park and Highway 20 multifamily apartment communities to help us obtain the required debt and equity to construct that community. We currently estimate that we will need approximately $37,425,000 in debt and equity to complete the construction of the Bradley Park and Highway 20 communities. Our current cash resources are inadequate to meet these needs. We have described our plans to address these needs in Item 1, Business – Business Plan, beginning on page 6 above.

              Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. We have four loans with a total principal balance of $10,393,334 that are scheduled to mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months
Northridge	5/22/13	$2,000,000
Northridge Office Building	8/10/13	2,498,334
Highway 20	10/08/13	2,895,000
Bradley Park	10/31/13	3,000,000

Total		$10,393,334

              We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss in 2013. The three primary reasons for our negative operating cash flow are as follows:

  •
  We own five tracts of land totaling 82 acres with an aggregate carrying value of $23,881,789 that secure land loans totaling $7,895,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

  •
  Due to their low occupancy rates, one of our retail centers and our office building are producing negative cash flow. Our other retail center is positively cash flowing.

  •
  Our general and administrative expenses were $1,521,728 for 2012; these expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE MKT stock exchange. These costs also include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a public reporting company are approximately $615,000 per year.

  Short-and Long-Term Liquidity Outlook

              Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using our cash balance of $907,208 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties. With respect to the $10,393,334 in debt that matures in the next 12 months, we intend to refinance these loans with the same lenders or with other lenders. If we are unable to renew these loans, we may repay all or part of these loans at their maturity. To fund such repayment, we may use cash from one or more of the following sources: our existing cash, net proceeds from the sale of certain of our real estate assets, contributions from a joint venture partner, or equity we raise in a private offering. (See Item 1, Business – Business Plan, beginning on page 6 above.) We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, the sale of properties, and the equity we raise in a private offering.

  Comparison of 2012 to 2011

              Cash and cash equivalents decreased $167,173 during 2012 compared to a decrease of $3,148,202 during 2011. The respective changes in cash are described below.

              Net cash used in operating activities in 2012 was $2,249,577 compared to $2,194,450 used during 2011. This increase of $55,127 was primarily due to a $100,185 increase in cash provided by discontinued operations from the Grand Pavilion retail center, which the lender foreclosed on in October 2011; and a $155,312 increase in cash used by operating activities for continuing operations. Net cash provided by investing activities was $1,770,186 during 2012 compared to cash used in investing activities of $334,855 during 2011. This change was primarily due to:

  •
  proceeds of $1,200,000 from the sale of real estate assets held for sale;
  •
  a $515,530 reimbursement of expenses related to real estate assets held for sale;

  •
  a $372,519 decrease in cash used for development and construction of real estate assets; and
  •
  a $124,709 increase in the change in restricted cash.

              Net cash provided by financing activities was $312,218 for 2012 compared to cash used in investing activities of $618,897 during 2011. This change was primarily due to:

  •
  proceeds of $2,000,000 from the Northridge land loan; and
  •
  a decrease of $225,000 in principal repayments on land notes payable;

                offset by

  •
  a $1,174,800 increase in principal repayment on liabilities related to real estate assets held for sale; and
  •
  an increase in the payment of loan costs of $118,877 for the Northridge land loan and the renewals of the Bradley Park, Highway 20, and Peachtree Parkway land loans.

  Debt Summary

              The table and accompanying footnotes on the following page explain our debt structure, including for each loan the principal balance at December 31, 2012 and at its scheduled maturity date, the interest rate, the amount of the monthly principal and interest payment, and the maturity date. For each loan, the operating partnership, or one of its wholly owned subsidiaries, is the borrower. Roberts Realty is a guarantor only on the land loans and the Northridge Office Building mortgage loan. The amount shown in the column titled "Balance at Maturity" assumes we make any required principal payments prior to maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity by type of loan)(1)
As of December 31, 2012

	Interest Terms	Interest Rate(2)	Maturity Date	Balance at Maturity	Monthly Payment(2)	Dec. 31, 2012 Balance
Permanent Mortgage Loans
Northridge Office Building(3)	LIBOR plus 300 b. p.	4.50%	08/10/13	$2,445,000	$23,169	$2,538,334
Spectrum Shopping Center(5)	Fixed-rate permanent	5.68%	05/01/14	4,545,747	31,273	4,691,528
Bassett Shopping Center(4)	Fixed-rate permanent	8.47%	10/01/19	1,943,344	21,853	2,426,003

Subtotal				$8,934,091	$76,295	$9,655,865

Land Loans
Northridge	Fixed-rate	12.00%	02/21/13	$2,000,000	$20,000	$2,000,000
Highway 20(6)	Prime rate	5.50%	04/08/13	$2,865,000	18,784	2,910,000
Bradley Park	LIBOR plus 350 b. p.	3.71%	10/31/13	3,000,000	9,594	3,000,000

Subtotal				$7,865,000	$48,378	$7,910,000

Peachtree Parkway(7)	LIBOR plus 300 b. p.	5.00%	04/30/13	7,000,200	30,140	7,000,200

Grand Totals				$23,799,291	$154,813	$24,566,065

(1)
Since December 31, 2012, we have sold our Peachtree Parkway property and repaid that loan in full, extended the maturity date of the loan secured by our Northridge property to May 22, 2013, and extended the maturity date of the loan secured by our Highway 20 property to October 8, 2013.
(2)
The interest rates and monthly payments are as of December 31, 2012.
(3)
The Northridge Office Building loan has an interest rate floor of 4.50%, and the monthly payment on this loan consists of a fixed principal amount of $13,333 per month plus interest at the stated rate on the unpaid balance. As disclosed elsewhere in this report, we recently listed the Northridge Office Building for sale.
(4)
The lender for each of the Spectrum and Bassett loans acts as trustee for the registered holders of commercial mortgage-backed securities. Each of the Spectrum and Bassett loans has a 30-year amortization schedule, and additional monthly payments are required to sustain escrow reserves.
(5)
As disclosed elsewhere in this report, the Spectrum retail center loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan. The loan is nonrecourse and we do not intend to make any further payments on this loan.
(6)
The Highway 20 loan bears interest at the prime rate with a floor of 5.50%.
(7)
The Peachtree Parkway loan had an interest rate of LIBOR plus 3.00%, with a floor of 5.0%. We repaid the loan in full on February 7, 2013 when we sold our Peachtree Parkway property, which secured the loan.

  Debt Maturities

              Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized below:

Debt Maturity Schedule as of December 31, 2012

Year	Total Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments
2013	$17,608,059	$159,525		$17,448,534	Peachtree Parkway(1),
					Northridge,
					Northridge Office,
					Highway 20,
					Bradley Park
2014	4,644,299	4,644,299	Spectrum(2)
2015	66,124	66,124
2016	71,471	71,471
2017	78,417	78,417
Thereafter	2,097,695	2,097,695	Bassett

Total	$24,566,065	$6,958,006

(1)
We repaid the $7,000,200 Peachtree Parkway loan in full on February 7, 2013 when we sold our Peachtree Parkway property, which secured the loan.
(2)
As disclosed elsewhere in this report, the Spectrum retail center loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan. The loan is nonrecourse, and we do not intend to make any further payments on this loan. The table above reflects the original May 1, 2014 maturity date of the Spectrum retail center loan. If this loan were shown as payable as of January 1, 2013, the principal payments in 2013 would increase by $4,583,597, while principal payments would decrease in 2014 by $4,583,597.

  Short-Term Debt

              We have a total of $10,393,334 in debt that matures on or before March 20, 2014. See Short-and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

  Long-Term Debt

              With respect to the debt that matures after March 20, 2014, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

  Effect of Floating Rate Debt

              We have three loans that bear interest at floating rates. These loans had an aggregate outstanding principal balance of $8,393,334 at March 20, 2013. One loan totaling $2,498,334 bears interest at 300 basis points over the 30-day LIBOR with an interest rate floor of 4.50%; a $3,000,000 loan bears interest at 350 points over the 30-day LIBOR with no interest rate floor; and a $2,895,000 loan bears interest at the prime rate with an interest rate floor of 5.50%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $83,933 per year and reduce our liquidity and capital resources by that amount.

  Contractual Commitments

              Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, interior design, and construction administration. We enter into construction contracts in the normal course of business with Roberts Construction and currently have four ongoing construction contracts with Roberts Construction. The terms of the construction contracts are cost plus 10% (5% profit and 5% overhead).

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

              Non-Cash Impairments on Operating Real Estate Assets.    During 2012, we determined that the carrying amounts of the Bassett and Spectrum retail centers and the Northridge Office Building were not recoverable as a result of (a) a change in the occupancy at the Spectrum retail center, coupled with lower projected rental rates in the surrounding market area; and (b) lower projected renewal rental rates at the Bassett retail center and the Northridge Office Building resulting from lease negotiations with tenants whose leases will be expiring within the next twelve months. The determination of fair value was based on a discounted cash flow analysis and as a result of this analysis; we recorded fair value adjustments of $984,341 on the Spectrum retail center, $754,279 on the Bassett retail center, and $725,304 on the Northridge Office Building.

              During 2011, we determined that the carrying amounts of our operating real estate assets were recoverable. Accordingly, we did not record an impairment loss on our operating assets during 2011.

              Non-Cash Impairments on Land Parcels.    During 2012, we determined that the carrying amounts for the North Springs land and the one-acre commercial site in Johns Creek that is held for sale were not recoverable. The determination of fair value for the North Springs land parcel and the one-acre commercial site was based on offers and expressions of interest from unrelated purchasers and market participants. As a result of this analysis, we recorded fair value adjustments of $2,100,000 on the North Springs land and $375,949 on the Johns Creek land parcel during 2012. The Johns Creek land parcel is classified on the audited consolidated balance sheets as real estate assets held for sale.

              Also during 2012, we determined that the carrying amounts of the Bradley Park and Highway 20 land parcels were not recoverable due to current market conditions. The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for other land parcels. As a result of this analysis, we recorded fair value adjustments related to our land parcels of $773,334 on the Bradley Park land parcel and $210,000 on the Highway 20 land parcel. We determined that the carrying amounts of our other land parcels were recoverable at December 31, 2012.

              During 2011, we determined that the carrying amounts of the Bradley Park, Peachtree Parkway, and Highway 20 land parcels were not recoverable due to the current economic and market conditions. The determination of their fair values was based on a discounted cash flow analysis and the review of current market sales comparables for land. As a result of this analysis, we recorded fair value adjustments related to our land parcels of $2,908,457 on the Bradley Park property, $2,892,126 on the Peachtree Parkway property, and $1,323,681 on the Highway 20 property. Additionally in 2011, we determined that the carrying amount of the Northridge property was not recoverable, and the determination of fair value was based on the sales contract for the property and the appraised values of the property. As a result of this analysis, we recorded a fair value adjustment of $2,376,480 on the Northridge property, which is classified as real estate assets held for sale in the audited consolidated balance sheets included in this report.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

              Based on our management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2012, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

              Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because, as of December 31, 2012, we did not have an effective policy and procedure to govern how the audit committee should respond to and address any claims or communications by employees, vendors or others regarding our financial reporting or our SEC filings. The specific issue that led to this conclusion arose in October 2012 in connection with a communication by a contract consultant. Although we have concluded that the issue raised by the consultant was without merit and accordingly had no effect on our SEC filings or financial reporting, we have determined that we need to improve the policy and procedures by which this type of communication is handled.

              We believe that this situation resulted from an inadequacy in our disclosure controls and procedures, which we have remediated and are remediating by improving our disclosure controls and procedures and implementing other remediation measures that include the following:

  •
  We have received input from our securities counsel and from our independent auditors regarding the appropriate steps to take, reporting procedures, and documentation to be provided in the event of any future communications of this nature.

  •
  With the advice of counsel and our independent auditors, we are in the process of updating and expanding our policies to address the inadequacy in our disclosure controls and procedures, and we expect to complete these improvements in the near future.

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

              In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria established in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

              This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Under applicable SEC rules, our management's report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls

              There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

              The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.    OTHER INFORMATION.

              None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

              The following table provides information about our directors and executive officers as of the date of this report.

Name	Age	Term as Director Expires	Position
Charles S. Roberts	66	2015	Chairman of the Board, Chief Executive Officer, and President
John L. Davis	47	2013	Director, Chairman of the Compensation Committee and Member of Audit Committee and Nominating and Governance Committee
Charles R. Elliott	59	2015	Director, Chief Financial Officer, Secretary, and Treasurer
Weldon R. Humphries	75	2013	Director, Member of Audit Committee and Compensation Committee
Wm. Jarell Jones	64	2014	Director, Chairman of Audit Committee and Chairman of Nominating and Governance Committee, Member of Compensation Committee

Biographical Information

              Charles S. Roberts has served as our Chairman of the Board, Chief Executive Officer, and President since he founded the company in 1994. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, each of the Roberts Companies.

              In 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct, and manage multifamily residential communities. Mr. Roberts and Roberts Properties have won numerous local, regional, and national awards for the development of these communities. Mr. Roberts has been a national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders. On a regional level, Roberts Properties has been awarded eight times the prestigious Southeast Builders Conference Aurora Award for the best rental apartment community. On a national level, Roberts Properties was twice awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best upscale apartments and was also awarded the coveted Golden Aurora Award for best overall development in the Southeast.

              Mr. Roberts served as chairman of the board of directors of Big Trees Forest Preserve, a 30-acre urban forest in Sandy Springs, Georgia dedicated to conservation, preservation, and education, from 2006 to 2009. During this period, he personally donated over $100,000 to the Preserve in support of its mission. Additionally, in January 2012, Mr. Roberts was appointed to the City of Sandy Springs

Economic Development Council and in October 2012, he was appointed to the City of Sandy Springs Design Review Board.

              As a result of his experience in design, development, and construction, coupled with his knowledge of architectural history, Mr. Roberts was appointed as a commissioner to the Landmarks Preservation Commission of the historic Town of Palm Beach, Florida. He served as a Landmarks Preservation Commissioner from 2007 through 2010.

              Mr. Roberts supports numerous charitable organizations and has participated in a wide variety of philanthropic endeavors. He has been actively involved with the Cystic Fibrosis Foundation for more than 20 years and served as Auction Chairman of the 2008 Sixty-Five Roses Ball, which raised more than $500,000. Mr. Roberts was a founding sponsor of the Fulton County "Beat the Odds" program, which provided college scholarships and other assistance to Fulton County high school students who triumphed over life's hardships to excel both academically and personally. As a lifelong supporter of the YMCA, Mr. Roberts donated $75,000 for the construction of an Aerobics Center at the Ed Isakson/Alpharetta Family YMCA in Alpharetta, Georgia. He is also a supporter of the Dana Farber Cancer Institute in Boston and the American Cancer Society.

              The nominating and governance committee of our board of directors has concluded that Mr. Roberts should serve as a director because he is our founder and largest shareholder, he has served as our Chief Executive Officer since 1994, and he has more than 40 years of experience in real estate development, construction, and management, particularly with respect to multifamily communities.

              John L. Davis, a director since November 2008, is the President of Bravo Realty Consulting, Inc., a company that he formed in 2007 to provide consulting services for small and middle market real estate companies looking for debt and equity. In 2011, he co-founded Spring Street Capital, LLC, a commercial real estate mortgage banking company. Mr. Davis has more than 20 years of experience in the commercial banking industry. From May 2005 to November 2007, he served as a Senior Director of Wrightwood Capital, a structured debt and equity provider. Prior to 2005, he was a Senior Vice President with Compass Bank for 10 years. Before he joined Compass Bank, he was a banker for seven years with Hibernia Bank in New Orleans. During his tenure with Compass Bank, Mr. Davis was our relationship manager and was involved in all facets of our business relationship with Compass Bank. Mr. Davis is also a principal in several entities that own and operate various healthcare businesses, primarily skilled nursing facilities.

              The nominating and governance committee of our board of directors has concluded that Mr. Davis should serve as a director because he has extensive banking experience, particularly as a real estate lender. This experience is particularly valuable to us as we seek to extend our current financing and obtain new financing to construct new multifamily communities. The committee also values his extensive business experience and his substantial knowledge about our business and properties. The committee also took into account that he is "independent" under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards and that his financial expertise qualifies him to serve on our audit committee.

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

              The nominating and governance committee of our board of directors has concluded that Mr. Elliott should serve as a director because of his experience in serving as our Chief Financial Officer for much of our existence and his expertise in real estate finance, acquisitions, and dispositions, which we believe will continue to be particularly valuable to us.

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

              The nominating and governance committee of our board of directors has concluded that Mr. Humphries should serve as a director because of his extensive experience as a real estate investor and commercial mortgage banker. His commercial mortgage banking background is of particular value as we seek to extend our current financing and obtain new financing to construct new multifamily communities. The committee also took into account that Mr. Humphries is "independent" under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards.

              Wm. Jarell Jones, a director since October 1994, is an attorney in Atlanta, Georgia and has practiced law with the firm of Wm. Jarell Jones, P.C., in Georgia since November 1993, except that he practiced with Jones + Turner Law Offices LLP from August 2011 to July 2012. Mr. Jones is a former Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990, Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones was formerly a director for six years and the Chairman for two years of the Downtown Statesboro Development Authority.

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

              The nominating and governance committee of our board of directors has concluded that Mr. Jones should serve as a director because of his legal and accounting expertise and his service as chairman of several committees of the board of directors, including the audit committee. The committee also took into account that Mr. Jones is "independent" under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards and is an "audit committee financial expert."

Section 16(a) Beneficial Ownership Reporting Compliance

              Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty's directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2012, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Wm. Jarell Jones, a director, filed a late Form 4 to report one sale of common stock that was not reported on a timely basis.

Code of Ethics and Business Conduct

              Our board of directors has adopted a Code of Business Conduct and Ethics as required by the rules of the NYSE MKT exchange and the Sarbanes-Oxley Act. Our code is designed to deter wrongdoing and to promote:

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

Audit Committee

              The audit committee of our board of directors is composed of Mr. Jones, its chairman, Mr. Davis and Mr. Humphries. The board has determined that Mr. Jones is an "audit committee financial expert" as defined under applicable SEC rules and is "independent" under the listing standards of the NYSE MKT exchange, on which the shares of our common stock are listed.

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

Summary Compensation Table for 2012 and 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Charles S. Roberts,	2012	225,000(1)	—	225,000
Chief Executive Officer, President, and Chairman of the Board	2011	225,000(1)	—	225,000
Charles R. Elliott,	2012	18,000	—	18,000
Chief Financial Officer, Secretary, and Treasurer	2011	18,298(2)	—	18,298

(1)
We do not compensate Mr. Roberts for his service as a director. Mr. Roberts has not received an increase in his annual salary since January 2007, and we have never provided him with any employee benefits such as medical and life insurance, retirement plan contributions, deferred compensation, vacations, or holidays. Mr. Roberts also does not receive any auto allowance or reimbursement for mileage.

(2)
We pay Mr. Elliott $70 per hour for his service as our Chief Financial Officer, Secretary, and Treasurer. Mr. Elliott receives no employee benefits, such as medical and life insurance, retirement plan contributions, deferred compensation, vacation or holidays, and we pay him only for the actual number of hours he works. In addition, Mr. Elliott received our standard director fees of $18,000 during each of 2012 and 2011, which amounts are included in the salary amounts shown in the table.

Compensation of Directors

              The following table summarizes the compensation we paid to our non-employee directors in 2012. The table includes any person who served during 2012 as a director who was not a named executive officer.

Director Compensation for 2012

Name	Fees Earned or Paid in Cash ($)	Total ($)
John L. Davis	18,000	18,000
Wm. Jarell Jones	30,000	30,000
Weldon R. Humphries	18,000	18,000

              During 2012, we paid our directors other than Mr. Roberts an annual fee of $18,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. We paid additional compensation of $1,000 per month to Mr. Jones for serving as the chairman of the audit committee and the nominating and governance committee, and, during his tenure in that role, the compensation committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above. Our directors hold no stock options or shares of restricted stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Common Stock and Units

              The table on the following page describes the beneficial ownership of shares of our common stock as of March 20, 2013 for:

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Shares Underlying Units Beneficially Owned	Total	Percent of Class(1)
Charles S. Roberts	3,337,209(2)	949,510(3)	4,286,719	37.0%
John L. Davis	27,852	—	27,852	*
Charles R. Elliott	46,200(4)	—	46,200	*
Weldon R. Humphries	62,029(5)	—	62,029	*
Wm. Jarell Jones	48,968	—	48,968	*
All directors and executive officers as a group: (5 persons)(3)	3,522,258	949,510	4,471,768	38.6%

*
Less than 1%.
(1)
The total number of shares outstanding used in calculating this percentage is 11,591,438, which is the sum of (a) 10,641,928, the number of shares outstanding as of March 20, 2013, plus (b) 949,510, the number of shares underlying units beneficially owned as of March 20, 2013.
(2)
Includes 108,705 shares of common stock owned by Mr. Roberts spouse; Mr. Roberts disclaims beneficial ownership of those shares.
(3)
Reflects Mr. Roberts' beneficial ownership of 576,512 units, each of which is exchangeable for 1.647 shares of our common stock.
(4)
Owned jointly with Mr. Elliott's spouse.
(5)
Owned indirectly through The Humphries Living Trust.

Equity Compensation Plan Information

              The following table provides equity compensation plan information at December 31, 2012. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. Under the Plan as amended on January 27, 2009, we could grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. Subsequent grants of restricted stock have reduced the number of shares available to be granted under the Plan to the number shown.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	546,212
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	546,212

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

General

              Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty owns an 84.53% interest in the operating partnership as of March 20, 2013 and is its sole general partner. Mr. Charles S. Roberts, our Chief Executive Officer, owns all of the outstanding shares of each of the Roberts Companies. As explained below, we have entered into transactions with the Roberts Companies and paid them to perform services for us.

              Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years, and in which our officers, directors, and certain other "related persons" as defined in the SEC rules had or will have a direct or indirect material interest. Notes 3 and 9 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section.

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

              Effective as of January 1, 2011, we renewed our leases with the Roberts Companies. Both leases were for a one-year term with a rental rate of $17.50 per rentable square foot. The effective rental rate was consistent with an October 2009 lease agreement between us and an unrelated third party at the Northridge Office Building. Effective as of January 1, 2012, we renewed our leases with the Roberts Companies for a one-year term with a new rental rate of $17.50 per rentable square foot. Effective as of January 1, 2013, Roberts Realty again renewed its leases with the Roberts Companies for a one-year term with a new rental rate of $17.00 per rentable square foot. We recognized total rental income from Roberts Properties and Roberts Construction of $69,495 for the year ended December 31, 2011 and $90,342 for the year ended December 31, 2012.

              Restrictive Covenant on Peachtree Parkway Land.    When we purchased the Peachtree Parkway property in December 2004, we assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Gwinnett County, Georgia real estate records in favor of Roberts Construction. The restrictive covenant provided that if the owner of the Peachtree Parkway property developed it for residential use, Roberts Construction would be engaged as the general contractor for the project on a cost plus basis and would be paid the cost of constructing the project plus 5% profit and 5% overhead. (The restrictive covenant also provided that Roberts Properties, or any entity designated by Mr. Roberts, would be engaged as the development company for the project, but we have paid the development fees to Roberts Properties in full satisfaction of that part of the covenant.)

              On October 9, 2012, we entered into a sales contract for the sale of its 20.6-acre Peachtree Parkway property to Lennar Multifamily Investors, LLC ("Lennar"), an unrelated third party, for $7,590,000. Lennar informed us and stated in its offer and in the sales contract that it would not use Roberts Construction as the general contractor. The sales contract provided that Lennar would not enter into the sales contract unless the restrictive covenant was terminated no later than the closing date at no cost to Lennar. After being advised by Lennar of this requirement, the audit committee of our board of directors negotiated with Roberts Construction for the release of the restrictive covenant. Roberts Construction agreed in the sales contract to give up its contractual rights to be the general contractor for the project and to release the restrictive covenant on the closing date for a payment of $500,000 from the purchase price to be paid by Lennar. At the closing on February 7, 2013, we sold the Peachtree Parkway property to Lennar, made the $500,000 payment to Roberts Construction, and the restrictive covenant was released.

              Restrictive Covenant on North Springs Land Parcel.    We own a 9.8-acre parcel of land in Fulton County that we refer to as North Springs. The North Springs property is zoned for 120 condominium units, 236 multifamily units, 210,000 square feet of office space and 56,000 square feet of retail space. In acquiring the North Springs property in January 2005, we assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Fulton County, Georgia real estate records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above, except that the covenant expires on January 3, 2015. We have paid the development fees to Roberts Properties for the services they provided in full satisfaction of that part of the covenant.

              Development Fees.    Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration.

We have entered into a design and development agreement with Roberts Properties for the Highway 20 project for which we made payments to Roberts Properties in 2011 and 2012 as outlined in the following table:

	Total Contract Amount	Amounts Incurred in 2011	Amounts Incurred in 2012	Remaining Contractual Commitment
Highway 20	$1,050,000	$300,000	$—	$425,000

              Construction Contracts.    We have entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Under these contracts, we will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. We pay progress payments monthly to Roberts Construction based on the work that has been completed. (We will not make any further payments with respect to Peachtree Parkway, which we have sold, or Northridge, which is under contract to be sold.) The following table lists the amounts incurred on these contracts during 2012 and 2011.

	Amounts Incurred for Labor and Materials Costs for the Twelve Months Ended December 31,		Amounts Incurred for 5% Profit and 5% Overhead for the Twelve Months Ended December 31,
	2012	2011	2012	2011
Bradley Park	$922	$8,015	$92	$802
Northridge	145,085	201,517	14,508	20,152
Peachtree Parkway	1,126	27,115	113	2,711
North Springs	286	8,757	29	876
Highway 20	622	13,061	62	1,306

Totals	$148,041	$258,465	$14,804	$25,847

              Other Payments to Roberts Construction and Roberts Properties.    At our request, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases, at our retail centers and office building. In 2012, we paid Roberts Construction $149,806 for labor and materials costs plus $14,981 (5% for profit and 5% for overhead). Additionally, Roberts Construction received cost reimbursements of $42,941 in 2012. In 2011, we paid Roberts Construction $93,493 for labor and materials costs plus $9,349 (5% for profit and 5% for overhead).

              Other Reimbursements to Roberts Properties.    We reimbursed Roberts Properties $7,221 in 2012 and $19,417 in 2011 for our operating costs and other expenses.

              We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2011. Under the terms of the arrangement, we reimburse Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, we incurred $136,297 in 2012 and $211,707 in 2011.

              Pending Sale of Northridge.    On June 30, 2011, we entered into a contract to sell our 11-acre Northridge property to Roberts Properties, for $5,060,000, plus the reimbursement of $303,789 of certain development and construction expenses. Although the closing was originally scheduled to occur on

October 31, 2011, Roberts Properties requested an extension of the closing date in October 2011 to have the necessary time to resolve certain site conditions, construction code compliance and permitting issues that were encountered during its normal due diligence period. Based on the complexity of these issues, we agreed to the extension, and the sales contract was amended to extend the closing date to December 30, 2011.

              Due to the increased costs of construction for the project caused by the abnormal rock and grading conditions at the property, construction code compliance and permitting issues, in December 2011 Roberts Properties submitted to us a revised contract offer of $4,000,000. To obtain current market value information and to perform additional land value analysis on the sale transaction, our audit committee then obtained a third independent appraisal to supplement the two appraisals obtained in June 2011. After considering the three independent appraisals and their values for the Northridge property, other relevant facts, construction and site cost issues and engaging in further negotiations with Roberts Properties, on December 19, 2011 the audit committee approved an amendment to the sales contract for a sales price of $4,070,000 and extended the closing date to March 30, 2012.

              In January 2012, Roberts Properties continued its meetings and due diligence efforts with the City of Sandy Springs (the "City"), the jurisdiction where the property is located, for the necessary approvals and permits to construct the Northridge apartment community. During these meetings, the City determined that there was an insufficient sight distance for motorists at the intersection of Northridge Parkway and the entrance to the proposed Northridge apartment community to accomplish adequate traffic control and vehicular safety on Northridge Parkway. In February and March 2012, Roberts Properties worked diligently with the City to seek to resolve this permitting issue and reach a solution that satisfied the City's requirements. After a detailed assessment of the Roberts Properties' due diligence efforts and to provide Roberts Properties sufficient time to resolve this issue, the audit committee approved an amendment to the contract on March 26, 2012 to extend the closing date to June 29, 2012.

              On May 21, 2012, the City informed Roberts Properties that the proposed driveway location for the Northridge apartment community was acceptable and that the sight distance issue, described above, would be corrected by the City at the City's sole cost and expense. The City had previously stated that the owner of the property would have to pay these costs.

              Based on the City's May 21, 2012 letter, on May 24, 2012, Roberts Properties filed a detailed Land Disturbance Permit Application with the City for its review and approval to obtain a land disturbance permit. The issuance of a land disturbance permit is a significant benefit to the owner of the Northridge property because it provides the owner and the property with the necessary approvals for its site plan, traffic controls, water quality and water detention facilities, grading of the property, and all other site and infrastructure work that any purchaser of the property would require. The land disturbance permit is a critical and essential entitlement for the property.

              On June 11, 2012, Roberts Properties received from the City the "Building Division Permit Requirements" identifying required plan revisions for issuance of the land disturbance permit. The City requested 35 plan revisions through its various departments, as follows (the numbers represent the number of revisions requested by the respective department): (1) ADA (American Disabilities Act), (3) Arborist, (1) Fire, (22) Site Plan and, (8) Transportation. Several of the required revisions include enhancements for water quality, erosion and sediment control.

              After a detailed review of Roberts Properties' due diligence and permitting efforts and to provide Roberts Properties adequate time to address the 35 plan revisions requested by the City and obtain the land disturbance permit, the audit committee agreed on June 25, 2012 to an amendment to the contract to extend the closing date to August 1, 2012, provided that Roberts Properties had the right to extend the closing date to October 30, 2012 if Roberts Properties obtained the land disturbance permit on or before August 1, 2012. Roberts Properties obtained the land disturbance permit from the City on July 23, 2012, and the closing date of the contract was extended to October 30, 2012 in accordance with its terms.

              In October 2012, Roberts Properties requested an extension of the closing date to January 31, 2013. Based on Roberts Properties having obtained the land disturbance, water, and sewer permits for the Northridge land and that these entitlements enhance and benefit the Northridge land, on October 22, 2012, the sales contract was amended to extend the closing date to January 31, 2013. On January 28, 2013, the sales contract was further amended to extend the closing date from January 31, 2013 to April 30, 2013.

Determination of Director Independence

              We have established an audit committee, a nominating and governance committee and a compensation committee. Our audit committee is composed of Mr. Jones (Chairman), Mr. Davis, and Mr. Humphries. Our board of directors has determined that each member of the audit committee is "independent" under SEC Rule 10A-3 and Section 803A of the NYSE MKT exchange listing standards. Our compensation committee is composed of Mr. Davis (Chairman), Mr. Jones, and Mr. Humphries, and our nominating and governance committee is composed of Mr. Jones (Chairman) and Mr. Davis. Our board of directors has determined that each of Mr. Davis, Mr. Jones, and Mr. Humphries is "independent" within the meaning of Section 803A of the NYSE MKT exchange listing standards. There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

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

The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. We have stated this policy in our annual reports on Form 10-K since we became required to file reports with the SEC. In addition, under the applicable rules of the NYSE MKT exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors.

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

              Under the Code of Business Conduct and Ethics, the approval of conflicting interest transactions is two-pronged. As noted above, our board of directors has adopted and has always followed a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. In addition, under the applicable rules of the NYSE MKT exchange, related party transactions are subject to appropriate review and oversight by the audit committee of our board of directors. The Code of Business Conduct and Ethics provides that any transaction or relationship that is approved as described in this paragraph is in compliance with the Code, and that approval as described in this paragraph is not to be regarded as a waiver of the Code.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

              In October 2012, we were informed by Reznick Group, P.C. ("Reznick Group"), our independent registered public accounting firm, that Reznick Group had entered into a business combination with J.H. Cohn, LLP ("J.H. Cohn"), another independent registered public accounting firm. In connection with the business combination, J.H. Cohn legally changed its name to CohnReznick LLP ("CohnReznick") and continues to be registered with the PCAOB. As a result of the business combination and in accordance with applicable SEC rules related to business combinations of independent registered public accounting firms, on November 5, 2012, Reznick Group resigned as our independent registered public accounting firm. The audit committee of our board of directors then appointed CohnReznick, the combined firm, as our independent registered public accounting firm effective November 5, 2012. Our audit engagement team did not change as a result of the business combination.

Audit Fees

  For 2012

              The aggregate fees billed by CohnReznick for professional services rendered for the audit of our annual financial statements for 2012 and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2012 were $135,000.

  For 2011

              The aggregate fees billed by Reznick Group for professional services rendered for the audit of our annual financial statements for 2011 and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2011 were $135,000.

Audit-Related Fees

  For 2012

              CohnReznick provided professional services in the amount of $2,300 that were reasonably related to the performance of the audit of our 2012 financial statements, but which are not reported under Audit Fees above.

              Reznick Group provided professional services in the amount of $4,500 that were reasonably related to the performance of the audit of our 2012 financial statements, but which are not reported under Audit Fees above.

  For 2011

              Reznick Group provided professional services in the amount of $22,500 that were reasonably related to the performance of the audit of our 2011 financial statements, but which are not reported under Audit Fees above.

Tax Fees

  For 2012

              The aggregate fees billed by CohnReznick for professional services rendered related to tax compliance, tax advice, and tax planning for 2012 were $18,000.

  For 2011

              The aggregate fees billed by Reznick Group for professional services rendered related to tax compliance, tax advice, and tax planning for 2011 were $18,000.

All Other Fees

  For 2012

              The aggregate fees billed by Reznick Group for real estate consulting services in 2012 were $7,500.

  For 2011

              The aggregate fees billed by Reznick Group for real estate consulting services in 2011 were $9,040.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheet of Roberts Realty Investors, Inc., a Georgia corporation, and its subsidiary (together, the "Company"), as of December 31, 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2012. Roberts Realty Investors, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Atlanta, Georgia
March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheet of Roberts Realty Investors, Inc., a Georgia corporation, and its subsidiary (together, the "Company") as of December 31, 2011 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2011. Roberts Realty Investors, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Atlanta, Georgia
March 2, 2012

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
REAL ESTATE ASSETS:
Land	$5,272,376	$5,272,376
Buildings and improvements	8,253,639	10,717,563
Furniture, fixtures and equipment	568,724	445,696

	14,094,739	16,435,635
Less: accumulated depreciation	(3,779,568)	(3,383,321)

Operating real estate assets	10,315,171	13,052,314
Construction in progress and real estate under development	19,008,000	22,088,000
Real estate assets held for sale	11,098,956	12,789,738

Net real estate assets	40,422,127	47,930,052
CASH AND CASH EQUIVALENTS	401,018	568,191
RESTRICTED CASH	764,777	1,014,989
DEFERRED FINANCING & LEASING COSTS – Net of accumulated amortization of $287,219 and $177,600 at December 31, 2012 and December 31, 2011, respectively	93,330	96,475
LEASE INTANGIBLES – Net of accumulated amortization of $441,952 and $386,996 at December 31, 2012 and December 31, 2011, respectively	11,221	66,177
DUE FROM AFFILIATES	403,182	242,182
OTHER ASSETS – Net	240,873	130,678
ASSETS RELATED TO DISCONTINUED OPERATIONS	103,500	7,553

	$42,440,028	$50,056,297

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage notes payable	$9,655,865	$9,960,148
Land notes payable	5,910,000	5,955,000
Accounts payable and accrued expenses	464,997	306,523
Due to affiliates	37,542	27,420
Security deposits and prepaid rents	51,890	66,296
Liabilities related to real estate assets held for sale	9,032,145	8,204,521
Liabilities related to discontinued operations	–	7,665

Total liabilities	25,152,439	24,527,573

COMMITMENTS AND CONTINGENCIES (Note 10)
NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	2,674,390	4,406,258

SHAREHOLDERS' EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,641,928 and 10,374,518 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	106,419	103,745
Additional paid-in capital	31,813,622	31,397,390
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(17,235,510)	(10,307,337)

Total shareholders' equity	14,613,199	21,122,466

	$42,440,028	$50,056,297

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
OPERATING REVENUES:
Rental operations	$1,057,701	$1,084,601
Other operating income	297,253	174,806

Total operating revenues	1,354,954	1,259,407

OPERATING EXPENSES:
Utilities	130,503	126,543
Repairs and maintenance	158,141	169,884
Real estate taxes	272,940	273,825
Marketing, insurance and other	56,234	45,178
General and administrative expenses	1,521,728	1,357,252
Impairment loss on real estate assets	5,923,207	9,500,744
Gain on disposal of assets	–	(8,550)
Depreciation and amortization expense	470,749	516,919

Total operating expenses	8,533,502	11,981,795

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	397,181	–
Interest income	3,693	12,996
Interest expense	(1,496,765)	(1,261,715)
Amortization of deferred financing and leasing costs	(179,343)	(97,841)

Total other expense	(1,275,234)	(1,346,560)

LOSS FROM CONTINUING OPERATIONS	(8,453,782)	(12,068,948)
INCOME FROM DISCONTINUED OPERATIONS	128,652	1,083,341

NET LOSS	(8,325,130)	(10,985,607)
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,396,957)	(1,910,397)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(6,928,173)	$(9,075,210)

LOSS PER COMMON SHARE—BASIC AND DILUTED (Note 5):
Loss from continuing operations – basic and diluted	$(0.67)	$(0.96)
Income from discontinued operations – basic and diluted	0.01	0.09

Net loss – basic and diluted	$(0.66)	$(0.87)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Shares
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders' Equity
BALANCE AS OF DECEMBER 31, 2010	10,349,065	$103,491	$31,305,781	$(71,332)	$(1,232,127)	$30,105,813

Net loss					(9,075,210)	(9,075,210)

Total comprehensive loss						(9,075,210)

Share-based compensation expense			35,701			35,701
Redemption of operating partnership units for common shares	25,453	254	44,255			44,509
Adjustment for noncontrolling interest in the operating partnership			11,653			11,653

BALANCE AS OF DECEMBER 31, 2011	10,374,518	$103,745	$31,397,390	$(71,332)	$(10,307,337)	$21,122,466

Net loss					(6,928,173)	(6,928,173)

Total comprehensive loss						(6,928,173)

Restricted shares issued	50,000	500	(500)			—
Share-based compensation expense			83,995			83,995
Redemption of operating partnership units for common shares	217,410	2,174	286,981			289,155
Adjustment for noncontrolling interest in the operating partnership			45,756			45,756

BALANCE AS OF DECEMBER 31, 2012	10,641,928	$106,419	$31,813,622	$(71.332)	$(17,235,510)	$14,613,199

              See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(8,325,130)	$(10,985,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	(128,652)	(1,083,341)
Depreciation and amortization	650,092	614,760
Impairment loss on real estate assets	5,923,207	9,500,744
Gain on disposal of assets	–	(8,550)
Gain on sale of real estate assets	(397,181)	–
Amortization of deferred compensation	83,995	35,701
Amortization of above and below market leases	(12,536)	(11,899)
Increase in due from affiliates	(161,000)	(242,182)
(Increase) decrease in other assets	(46,170)	78,800
Increase (decrease) in due to affiliates	9,517	(11,577)
Increase (decrease) in accounts payable, accrued expenses and other liabilities relating to operations	129,241	(6,154)

Net cash used in operating activities from continuing operations	(2,274,617)	(2,119,305)
Net cash provided by (used in) operating activities from discontinued operations	25,040	(75,145)

Net cash used in operating activities	(2,249,577)	(2,194,450)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets held for sale	1,200,000	–
Proceeds from sale of furniture, fixtures and equipment	–	8,550
Payment of leasing costs	(12,500)	–
Decrease in restricted cash	250,212	125,503
Increase in accounts payable, accrued expenses and other liabilities relating to investing activities	9,585	15,662
Reimbursement of expenses related to real estate assets held for sale	515,530	–
Increase in due to affiliates relating to investing activities	605	5,019
Development and construction of real estate assets	(193,246)	(565,765)

Net cash provided by (used in) investing activities from continuing operations	1,770,186	(411,031)
Net cash provided by investing activities from discontinued operations	–	76,176

Net cash provided by (used in) investing activities	1,770,186	(334,855)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(304,283)	(304,075)
Principal repayments of land notes payable	(45,000)	(270,000)
Principal repayments on liabilities related to real estate assets held for sale	(1,174,800)	–
Payment of loan costs	(163,699)	(44,822)
Proceeds from land notes payable related to real estate assets held for sale	2,000,000	–

Net cash provided by (used in) financing activities	312,218	(618,897)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(167,173)	(3,148,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$568,191	$3,716,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$401,018	$568,191

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $0 and $81,940 for the the twelve months ended December 31, 2012 and December 31, 2011, respectively	$1,450,434	$1,261,340

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Redemption of operating partnership units for common shares	$289,155	$44,509

Adjustments to noncontrolling interest in the operating partnership	$45,756	$11,653

NON-CASH DISPOSITION OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:
Disposition of real estate assets related to discontinued operations	$–	$5,307,872

Decrease in assets related to discontinued operations	$–	$21,317

Extinguishment of liabilities related to discontinued operations	$–	$6,974,451

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

    Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the "operating partnership"), or the operating partnership's three wholly owned subsidiaries, two of which are Delaware limited liability companies and one is a Georgia limited liability company. Roberts Realty controls the operating partnership as its sole general partner and had an 84.53% and an 82.74% ownership interest in the operating partnership at December 31, 2012 and December 31, 2011, respectively.

    At December 31, 2012, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

    •
    three tracts of land totaling 70 acres in various phases of development and construction;
    •
    three tracts of land totaling 34 acres held for sale; one of these tracts totaling 11 acres is currently under contract to be sold and one tract totaling 22 acres was recently sold (see Management's Business Plan below, Note 9 – Related Party Transactions, and Note 11 – Subsequent Events);
    •
    two neighborhood retail centers totaling 49,999 square feet; and
    •
    one commercial office building totaling 37,864 square feet.

    Management's Business Plan.    During the last year, management has significantly reduced Roberts Realty's debt and decreased its ongoing operating expenses and intends to continue to focus on improving Roberts Realty's liquidity and balance sheet. Roberts Realty's primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty's negative operating cash flow is primarily due to its ownership of tracts of land that do not produce ongoing revenue but incur carrying costs of interest expense and real estate taxes, coupled with the low occupancy rates at its Spectrum retail center and Northridge Office Building. As of December 31, 2012, Roberts Realty has five loans with a total principal balance of $17,448,534 that are scheduled to mature within the next 12 months. One of these loans with a total principal balance of $7,000,200 was recently paid off. See Note 11 – Subsequent Events.

    Management plans to repay the $2,000,000 Northridge land loan from the $4,373,789 of proceeds from the sale of the Northridge property, which is scheduled to occur by April 30, 2013. Management has listed its 37,864 square foot Northridge Office Building for sale at a price of $5,750,000 and plans to pay off the $2,538,334 Northridge Office Building loan from the sale proceeds. See Note 11 – Subsequent Events. Management is also listing for sale its North Springs property, which has a current independent appraised value of $16,350,000.

    Management plans to either pay off the two remaining loans in the total amount of $5,910,000 with the remaining sales proceeds or renew the loans as they come due and extend their maturity dates at least 12 months. Management believes that its long history of operating and developing real estate, its current plans for developing some of its existing land and selling certain of its real estate assets will allow it to successfully extend these loans or find alternative funding.

    Management's primary objectives for 2013 are to continue to sell certain real estate assets, which will provide the equity capital to develop its Bradley Park and Highway 20 properties while continuing to reduce the company's debt and decrease its operating expenses. Management's business plan outlining how it intends to accomplish these objectives is outlined below.

    Sale of the North Springs Property.    Roberts Realty is currently listing the North Springs property for sale. The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs. The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space. The North Springs property is currently owned debt free and has a book value of $11,000,000 and a current independent appraised value of $16,350,000.

    Sale of the Northridge Office Building.    Roberts Realty has retained CBRE, Inc., a global full service real estate firm, to sell its 37,864 square foot Northridge Office Building for a price of $5,750,000. Roberts Realty believes the market and demand for high quality office buildings has significantly improved, providing it with the opportunity to sell this non-core asset. This sale would pay off the $2,538,334 loan secured by the Northridge Office Building and reduce Roberts Realty's ongoing operating expenses by approximately $210,000 per year.

    Sale of the Northridge Land.    As previously reported, Roberts Realty is selling its 11-acre Northridge land parcel. Under the terms of the sales contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 in development and construction expenses. The closing is scheduled to occur on or before April 30, 2013. This sale would pay off $2,000,000 in debt secured by the Northridge land and reduce Roberts Realty's operating expenses by approximately $300,000 per year.

    Sale of Other Land Parcels.    Roberts Realty also continues to actively market for sale a one-acre commercial site in Johns Creek that has a book value of $500,000, that it owns debt free. In addition, Roberts Realty intends to sell the remaining 1.5 acres of its Peachtree Parkway property that has a book value of $410,187. See Note 11 – Subsequent Events.

    Disposition of the Retail Centers.    As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective, in February 2013, Roberts Realty notified the lender of its intent to transfer the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property. Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan. This transaction would reduce Roberts Realty's debt by $4,691,528 and reduce its operating expenses by approximately $165,000 per year.

    To complete its exit from the retail shopping center business, Roberts Realty also intends to sell the Bassett retail center, which has a current independent appraised value of $3,160,000 and is encumbered by a $2,426,003 loan. If Roberts Realty is ultimately unable to sell the Bassett retail center for a sales price at least equal to the debt, Roberts Realty may transfer the Bassett retail center to the lender in satisfaction of the debt. Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan. Roberts Realty believes that divesting the retail centers and Northridge Office Building will make it easier to consummate a sale, merger, or other business combination.

    Land Parcels Held for Development and Construction.    Roberts Realty intends to move forward with the development and construction of its Bradley Park and Highway 20 multifamily apartment communities. Management believes this is an opportune time to create new multifamily assets and that Roberts Realty can create value for shareholders as it has historically done through developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and long-term capital appreciation.

    Roberts Realty intends to use the sales proceeds from the sale of the North Springs property, the Northridge Office Building, the Northridge land and the other land parcels to provide the equity to develop and construct the Bradley Park and Highway 20 multifamily apartment communities. The Bradley Park land has a current independent appraised value of $4,500,000 and is encumbered by a $3,000,000 land loan. The Highway 20 land has a current independent appraised value of $6,100,000 and is encumbered by a $2,910,000 land loan.

    Roberts Realty is also in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors. Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of purchasing these two remaining land parcels and constructing multifamily apartment communities. Roberts Realty may also sell one or both of these land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties as it has agreed to do with the Northridge land parcel.

    Possible Sale, Merger, or Other Business Combination.    As previously reported, in addition to the above transactions, Roberts Realty continues to work on numerous strategic alternatives that would maximize shareholder value through a sale, merger, or other business combination. Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination and has entered into mutual confidentiality agreements with 68 different entities. Roberts Realty remains in active discussions with several companies that want to go public. To date, Roberts Realty has not entered into any definitive agreement for such a transaction. Management continues to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value.

    The completion of Roberts Realty's planned property sales and the accomplishment of its 2013 business plan would further reduce the company's debt by $11,655,865, decrease its operating expenses by another $675,000, and significantly increase its capital resources. In addition, the completion of each of these transactions will make the company a more attractive merger candidate.

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

    The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership's net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock. The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 16.78% for 2012 and 17.39% for 2011. There were 1,182,285 units outstanding as of December 31, 2012 and 1,314,285 units outstanding as of December 31, 2011. The noncontrolling interest of the unitholders was $2,674,390 at December 31, 2012 and $4,406,258 at December 31, 2011.

    Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in Roberts Realty's consolidated statements of shareholders' equity. The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the twelve months ended December 31, 2012 and 2011 (See Note 5 – Shareholders' Equity – Earnings per Share):

	December 31,
	2012	2011
Beginning balance	$4,406,258	$6,372,817
Net loss attributable to noncontrolling interest	(1,396,957)	(1,910,397)
Redemptions of noncontrolling partnership units	(289,155)	(44,509)
Adjustments to noncontrolling interest in the operating partnership	(45,756)	(11,653)

Ending balance	$2,674,390	$4,406,258

    Real Estate Assets and Depreciation.    Real estate assets are recorded at depreciated cost less reductions for impairment, if any. Under FASB ASC Topic 820-10, Fair Value Measurements and Disclosures – Overall, Roberts Realty measures its non-financial assets and liabilities at fair value on a nonrecurring basis. Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined by an evaluation of appraisals, discounted cash flow analyses, and other applicable valuation techniques. The analysis conducted by Roberts Realty in determining impairment losses is described in Note 7 – Impairment Loss on Real Estate Assets.

    The purchase price of acquired real estate assets is allocated to land, building and intangible assets in accordance with FASB ASC Topic 805, Business Combinations. Roberts Realty allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The combined fair value of above and below market leases acquired, net of accumulated amortization, was ($3,357) and ($15,894) at December 31, 2012 and 2011, respectively, and these amounts are included in other assets on the consolidated balance sheets. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization (a) are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable and (b) are tested at least annually.

    Expenditures directly related to the acquisition, development, construction, and improvement of real estate assets are capitalized, at cost, as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, insurance, and other direct costs are capitalized. Interest expense is capitalized on qualifying assets during the construction period using a weighted average interest rate for all indebtedness. There was no interest expense capitalized in 2012 and $81,940 of interest expense was capitalized in 2011. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the respective lease. Ordinary repairs and maintenance costs are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of the in-place leases and any tenant improvement costs is included in the depreciation and amortization expense of the operating real estate depreciable assets on the consolidated statements of operations. Depreciation and amortization expense for these operating assets was $470,749 in 2012 and $516,919 in 2011.

    Roberts Realty recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, Roberts Realty defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of Roberts Realty's assets as of December 31, 2012 and 2011.

    Cash and Cash Equivalents.    Roberts Realty considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Roberts Realty maintains cash and cash equivalent balances with financial institutions that may at times exceed the limits for insurance provided by the Federal Depository Insurance Corporation. Roberts Realty has not experienced any losses related to these excess balances and management believes its credit risk is minimal.

    Restricted Cash.    Restricted cash consists of retail and office tenant security deposits, lender escrows held by third parties and interest reserves held by lenders.

    Deferred Financing Costs.    Deferred financing costs include fees and expenses incurred to obtain financing and are amortized using the straight-line method over the terms of the related debt. Although accounting principles generally accepted in the U.S. ("GAAP") require that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Amortization of deferred financing costs was $170,668 for 2012 and $84,293 for 2011.

    Revenue Recognition.    Roberts Realty leases its multifamily apartment communities under operating leases with terms generally one year or less. Roberts Realty does not currently own any multifamily communities and did not own any multifamily communities during 2012 or 2011. Commercial leases for Roberts Realty's retail and office properties generally have terms of three to five years, with options to renew for an additional three to five years. Roberts Realty recognizes revenue for reimbursements from retail tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses; such as, electricity, water, sewer, and trash removal. Rental income from multifamily apartment communities is recognized when collected which materially approximates revenue recognition on a straight-line basis. Rental income from retail and office properties is recognized on a straight-line basis. At December 31, 2012, future minimum rentals to be received by Roberts Realty under its retail and office leases, excluding reimbursements for operating expenses, are as follows:

Year	Amount
2013	$952,295
2014	681,379
2015	367,716
2016	288,986
2017	159,401
Thereafter	9,297

Total	$2,459,074

    Income Taxes.    Since its formation in 1994, Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes at least 90% of its taxable income, as defined in the Code, each year to its shareholders and satisfies certain other requirements. As long as Roberts Realty continues to maintain its qualification as a REIT, it generally will not be subject to federal and state income tax on distributed net income in the future. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. A reconciliation of

    Roberts Realty's net loss to its taxable loss for the years ending December 31, 2012 and 2011 is shown below.

	2012	2011
Net loss available to common shareholders	$(6,928,173)	$(9,075,210)
Adjustments to net loss:
Loss on disposition of real estate assets	–	(2,301,940)
Gain on disposal of assets	(58,875)	–
Depreciation	66,493	73,534
Prepaid and straight-line rents	21,093	72,132
Unearned compensation	11,902	29,492
Interest expense	–	(67,688)
Bad debt	(70,482)	(94,575)
Meals and entertainment	522	923
Impairment loss on real estate assets	4,929,365	7,848,284
Charitable contribution carryover	–	826

Taxable (loss) income before net operating losses and dividends paid deduction	$(2,028,155)	$(3,514,222)

Dividends paid deduction	–	–
Net operating loss deduction	–	–

Taxable loss	$(2,028,155)	$(3,514,222)

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

    Recent Accounting Pronouncements.    ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04. The objective of this ASU is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards ("IFRSs"), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The guidance in this ASU requires retrospective application, and Roberts Realty implemented this ASU beginning January 1, 2012. The implementation of this pronouncement did not have a material effect on Roberts Realty's financial statements.

    ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.    In June 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in this ASU requires retrospective application, and Roberts Realty implemented this ASU beginning January 1, 2012. The implementation of this pronouncement did not have a material effect on Roberts Realty's financial statements.

    Reclassifications.    Certain reclassifications of prior year's balances have been made to conform to the current format.

3.         REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

    FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as "held for sale" in the period in which certain criteria are met. Roberts Realty classifies real estate assets as held for sale after the following conditions have been satisfied; (1) receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets' carrying amount or fair value, less the estimated selling costs.

    Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying consolidated balance sheets. The real estate assets held for sale and the liabilities related to real estate assets held for sale as of December 31, 2012 and December 31, 2011, were as follows:

	Real Estate Assets Held for Sale
Land Parcels	12/31/12	12/31/11
Northridge	$4,373,789	$4,373,789
Peachtree Parkway	6,225,167	7,540,000
Commercial Site in Johns Creek	500,000	875,949

Total Real Estate Assets Held for Sale	$11,098,956	$12,789,738

	Liabilities Related to Real Estate Assets Held for Sale
Land Loans	12/31/12	12/31/11
Northridge	$2,000,000	$–
Peachtree Parkway	7,000,200	8,175,000
Commercial Site in Johns Creek	–	–

Total Land Loans for Real Estate Assets Held for Sale	$9,000,200	$8,175,000
Other Liabilities	31,945	29,521

Total Liabilities Related to Real Estate Assets
Held for Sale	$9,032,145	$8,204,521

    On September 27, 2012, Roberts Realty sold 2.937 acres of the Peachtree Parkway property for $1,200,000. In conjunction with the closing, Roberts Realty made a $1,174,800 principal payment on its $8,175,000 Peachtree Parkway land loan. This principal payment reduced the outstanding balance of the loan to $7,000,200. Roberts Realty also received the reimbursement of $515,530 in costs previously incurred to allow the Peachtree Parkway property to be rezoned to a commercial use. Roberts Realty recorded a gain on this sale in the amount $397,181. See Note 11 – Subsequent Events for information about Roberts Realty's subsequent sale of the Peachtree Parkway property.

    Roberts Realty reports the results of operations and the gains or losses from operating properties that are sold in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall. Gains and losses, the results of operations, interest expense and all expenses related to the retirement of debt from operating properties that are sold are included in discontinued operations in the period incurred and are shown separately in the consolidated statements of operations as income or loss from discontinued operations.

    In July 2010, Roberts Realty elected to suspend debt service payments on the Grand Pavilion retail center and allowed the nonrecourse loan to go into default. On October 4, 2011, the lender foreclosed on the Grand Pavilion retail center, thereby extinguishing Roberts Realty's nonrecourse mortgage debt. Accordingly, the operations of the Grand Pavilion retail center have been accounted for as discontinued operations.

 Discontinued Operations

	December 31,
	2012	2011
OPERATING REVENUES:
Rental operations	$–	$110,542
Other operating income	132,000	26,533

Total operating revenues	132,000	137,075

OPERATING EXPENSES:
Personnel	–	313
Utilities	–	47,640
Repairs and maintenance	(816)	78,280
Real estate taxes	–	75,353
Marketing, insurance and other	250	24,850
General and administrative expenses	3,914	31,000
Depreciation and amortization expense	–	78,080

Total operating expenses	3,348	335,516

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	–	1,559,348
Interest expense	–	(267,818)
Amortization of deferred financing & leasing costs	–	(9,748)

Total other income	–	1,281,782

INCOME FROM DISCONTINUED OPERATIONS	$128,652	$1,083,341

4.         NOTES PAYABLE

    Roberts Realty has two types of debt:

      1.    mortgage notes secured by its operating properties; and

      2.    land loans.

    For the land loans and the Northridge Office Building loan, the operating partnership or one of its wholly owned subsidiaries is the borrower and Roberts Realty is the guarantor. The other two permanent mortgage notes are nonrecourse and a wholly owned subsidiary of the operating partnership is the borrower.

    Mortgage Notes.    The mortgage notes payable secured by Roberts Realty's operating properties at December 31, 2012 and December 31, 2011 were as follows (in order of maturity date):

		Interest Rate as of 12/31/12
			Principal Outstanding
Property Securing Mortgage	Maturity		12/31/12	12/31/11
Northridge Office Building	8/10/13	4.50%	$2,538,334	$2,698,333
Spectrum at the Mall of Georgia	5/01/14	5.68%	4,691,528	4,784,858
Bassett Retail Center	10/01/19	8.47%	2,426,003	2,476,957

Totals			$9,655,865	$9,960,148

    The Northridge Office Building mortgage note has monthly payments consisting of a fixed principal amount of $13,333 with interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.50% per annum.

    The Spectrum at the Mall of Georgia mortgage note is non-recourse and has monthly payments of principal and interest with a fixed interest rate of 5.68% and a 30-year amortization period. As Roberts Realty has previously stated in its annual and quarterly reports, it is exiting the retail shopping center business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective and Spectrum's approximately $165,000 in annual negative cash flow, Roberts Realty has elected to stop making debt service and has allowed the loan to go into default. Roberts Realty is seeking to transfer the Spectrum at the Mall of Georgia retail center to the lender in satisfaction of the $4,691,528 principal amount of debt (plus associated fees and costs) secured by the property. Because the loan is nonrecourse, Roberts Realty would have no further obligations to the lender for this loan.

    The Bassett Retail Center mortgage note is non-recourse and has monthly payments of principal and interest with a fixed interest rate of 8.47% and a 30-year amortization period.

    Land Loans.    The loans secured by Roberts Realty's land parcels at December 31, 2012 and December 31, 2011 were as follows (in order of maturity date):

		Interest Rate as of 12/31/12
Land Parcel Securing Loan			Principal Outstanding
	Maturity		12/31/12	12/31/11
Highway 20(1)	04/08/13	5.50%	$2,910,000	$2,955,000
Bradley Park	10/31/13	3.71%	3,000,000	3,000,000

Total Land Loans			5,910,000	5,955,000

Peachtree Parkway(2)(3)	4/30/13	5.00%	7,000,200	8,175,000
Northridge(4)	02/21/13	12.00%	2,000,000	–

Total Loans for Real Estate Assets Held for Sale			9,000,200	8,175,000

Totals			$14,910,200	$14,130,000

(1)
The maturity date of the Highway 20 loan has been extended to October 8, 2013. See Note 11 – Subsequent Events.
(2)
The Peachtree Parkway and Northridge land loans are classified as liabilities related to real estate assets held for sale in the consolidated balance sheets.
(3)
Roberts Realty has sold the Peachtree Parkway property. See Note 11 – Subsequent Events.
(4)
The maturity date of the Northridge loan has been extended to May 22, 2013. See Note 11 – Subsequent Events.

    On April 19, 2012, Roberts Realty renewed and extended its Highway 20 land loan to April 8, 2013. Roberts Realty established a $165,000 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum. Roberts Realty agreed to make fixed principal payments of $5,000 per month, with a one-time principal reduction of $240,000 to be paid by October 15, 2012. On October 4, 2012, the Highway 20 land loan was modified to extend the due date of the one-time principal reduction from October 15, 2012 to February 15, 2013, and the amount of the one-time principal reduction would be $300,000. See Note 11 – Subsequent Events.

    On February 28, 2012, Roberts Realty renewed and extended its Bradley Park land loan to October 31, 2013. The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR.

    On September 27, 2012, Roberts Realty made a $1,174,800 principal payment on its Peachtree Parkway land loan in conjunction with the sale of 2.937 acres of the Peachtree Parkway property. The principal payment reduced the outstanding balance of the loan to $7,000,200, and the maturity date of the loan was extended to April 30, 2013. Roberts Realty will make monthly payments of interest only at the 1-month LIBOR index rate plus 300 basis points, with an interest rate floor of 5.00% per annum. Roberts Realty deposited $175,000 with the lender as an interest reserve to pay the monthly interest payments. See Note 11 – Subsequent Events.

    On February 21, 2012, Northridge Parkway, LLC, a wholly owned subsidiary of the operating partnership, closed a $2,000,000 loan secured by the Northridge land, which is under contract to be sold. The loan has a maturity date of February 21, 2013 and Roberts Realty established a $240,000 interest reserve to pay the monthly interest only payments at an interest rate of 12% per annum. See Note 11 – Subsequent Events.

    The scheduled principal payments of all debt outstanding at December 31, 2012 are as follows:

2013	$17,608,059
2014	4,644,299
2015	66,124
2016	71,471
2017	78,417
Thereafter	2,097,695

Total	$24,566,065

    At December 31, 2012, the weighted average interest rate on Roberts Realty's short-term debt was 5.78%. There was no interest expense capitalized in 2012 and $81,940 of interest expense was capitalized in 2011. Fixed rate mortgage debt with an aggregate carrying value of $7,117,531 at December 31, 2012 has an estimated approximate fair value of $7,764,274 based on interest rates available to Roberts Realty for debt with similar terms and maturities, excluding any adjustment for nonperformance risk. Real estate assets having a combined depreciated cost of $10,315,171 served as collateral for the outstanding mortgage notes at December 31, 2012.

5.         SHAREHOLDERS' EQUITY

    Exchanges of Units for Shares.    In accordance with the conversion ratio explained in Note 2, a total of 132,000 units were exchanged for 217,410 shares during 2012 and 15,454 units were exchanged for 25,453 shares during 2011. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty's stock price on the date of conversion.

    Restricted Stock.    Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the "Plan") in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties, Inc. ("Roberts Properties") and Roberts Properties Construction, Inc. ("Roberts Construction," and together with Roberts Properties, the "Roberts Companies"). Mr. Charles S. Roberts, the President and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. Under the Plan as amended, Roberts Realty may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the compensation committee of Roberts Realty's board of directors.

    FASB ASC Topic 718, Compensation – Stock Compensation, requires share-based compensation cost to be measured at the date of grant based on the fair value of the award and to be recognized in the accompanying consolidated statements of operations as an expense on a straight line basis over the requisite service period, which is the vesting period.

    There were 50,000 unvested shares of restricted stock outstanding at December 31, 2012 and December 31, 2011. During 2012, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties. The grant includes a service based vesting period of one year. Compensation expense related to restricted stock was $83,995 and $35,701 in 2012 and 2011, respectively. The unearned compensation expense related to restricted stock that will be recognized in future periods was $18,630 and $34,625 as of December 31, 2012 and 2011, respectively.

    The following table shows the restricted stock activity for 2012 and 2011:

	Number of Unvested Shares of Restricted Stock	Weighted Grant Date Fair Value Per Share
Balance at December 31, 2010	50,000	$1.43
Granted	–
Forfeited	–
Vested	–

Balance at December 31, 2011	50,000

Granted	50,000	$1.36
Forfeited	–
Vested	(50,000)

Balance at December 31, 2012	50,000

    Treasury Stock.    Roberts Realty has a stock repurchase plan under which it was authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the plan, as of December 31, 2012, Roberts Realty had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. Roberts Realty did not repurchase any shares during 2012 or 2011.

    Earnings Per Share.    The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty's basic and diluted earnings per share computations.

	December 31,
	2012	2011
Loss from continuing operations available for common shareholders – basic	$(7,035,237)	$(9,970,158)
Loss from continuing operations attributable to noncontrolling interest	(1,418,545)	(2,098,790)

Loss from continuing operations – diluted	$(8,453,782)	$(12,068,948)

Income from discontinued operations for common shareholders – basic	107,064	894,948
Income from discontinued operations attributable to noncontrolling interest	21,588	188,393

Income from discontinued operations – diluted	$128,652	$1,083,341

Net loss – diluted	$(8,325,130)	$(10,985,607)

Weighted average number of shares – basic	10,465,506	10,358,252
Dilutive securities – weighted average number of units	2,110,019	2,180,935

Weighted average number of shares – diluted	12,575,525	12,539,187

6.         SEGMENT REPORTING

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

    Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building. Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2012 or 2011. All of Roberts Realty's properties are located in Atlanta, Georgia. Roberts Realty has three reportable operating segments:

    1.
    the retail/office segment, which consists of operating retail centers and an office building;
    2.
    the land segment, which consists of various tracts of land; and
    3.
    the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

    The following tables summarize the operating results of Roberts Realty's reportable segments for 2012 and 2011. The retail/office segment is composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building. Roberts Realty's Grand

    Pavilion Shopping Center was foreclosed on by the lender on October 4, 2011 and is reflected as discontinued operations within the retail/office segment. The land segment is composed of three tracts of land totaling 70 acres that are in various phases of development and construction and three tracts of land held for sale totaling 34 acres. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Twelve Months Ended December 31, 2012
	Retail/Office	Land	Corporate	Total
Operating revenues – continuing	$1,045,026	$12,675	$–	$1,057,701
Other operating income	297,118	–	135	297,253

Total operating revenues from consolidated entities	1,342,144	12,675	135	1,354,954

Operating expenses – continuing	2,959,165	3,668,395	1,435,193	8,062,753
Depreciation and amortization expense	470,622	–	127	470,749

Total operating expenses from consolidated entities	3,429,787	3,668,395	1,435,320	8,533,502

Other (expense) income	(637,115)	(641,678)	3,559	(1,275,234)

Consolidated loss from continuing operations	(2,724,758)	(4,297,398)	(1,431,626)	(8,453,782)
Consolidated income from discontinued operations (Note 3)	128,652	–	–	128,652

Consolidated net loss	(2,596,106)	(4,297,398)	(1,431,626)	(8,325,130)
Consolidated net loss attributable to noncontrolling interest	(435,627)	(721,103)	(240,227)	(1,396,957)

Consolidated net loss available for common shareholders	$(2,160,479)	$(3,576,295)	$(1,191,399)	$(6,928,173)

Total assets at December 31, 2012	$10,636,727	$30,592,074	$1,211,227	$42,440,028

Twelve Months Ended December 31, 2011
	Retail/Office	Land	Corporate	Total
Operating revenues – continuing	$1,071,926	$12,675	$–	$1,084,601
Other operating income	174,753	–	53	174,806

Total operating revenues from consolidated entities	1,246,679	12,675	53	1,259,407

Operating expenses – continuing	511,687	9,714,389	1,238,800	11,464,876
Depreciation and amortization expense	516,721	–	198	516,919

Total operating expenses from consolidated entities	1,028,408	9,714,389	1,238,998	11,981,795

Other (expense) income	(654,498)	(705,011)	12,949	(1,346,560)

Consolidated loss from continuing operations	(436,227)	(10,406,725)	(1,225,996)	(12,068,948)
Consolidated income from discontinued operations (Note 3)	1,083,341	–	–	1,083,341

Consolidated net income (loss)	647,114	(10,406,725)	(1,225,996)	(10,985,607)
Consolidated net income (loss) attributable to noncontrolling interest	112,533	(1,809,729)	(213,201)	(1,910,397)

Consolidated net income (loss) available for common shareholders	$534,581	$(8,596,996)	$(1,012,795)	$(9,075,210)

Total assets at December 31, 2011	$13,595,513	$34,273,299	$2,187,485	$50,056,297

7.         IMPAIRMENT LOSS ON REAL ESTATE ASSETS

    Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall.

    FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, (6) holding period, and (7) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. Due to uncertainties in the estimation process, actual results could differ materially from those estimates. Roberts Realty's determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by Roberts Realty's management, evaluation of appraisals, and other applicable valuation techniques. Because the factors Roberts Realty's management uses in generating these cash flows are difficult to predict and are subject to future events that may alter its assumptions, Roberts Realty may not achieve the discounted or undiscounted future operating and residual cash flows it estimates in its impairment analyses or those established by appraisals, and Roberts Realty may be required to recognize future impairment losses on its properties held for use.

    Non-Cash Impairments on Operating Real Estate Assets.    During 2012, Roberts Realty determined that the carrying amounts of the Bassett and Spectrum retail centers and the Northridge Office Building were not recoverable as a result of (a) a change in the occupancy at the Spectrum retail center, coupled with lower projected rental rates in the surrounding market area; and (b) lower projected renewal rental rates at the Bassett retail center and the Northridge Office Building resulting from lease negotiations with tenants whose leases will be expiring within the next twelve months. The determination of fair value was based on a discounted future cash flow analysis and as a result of this analysis, Roberts Realty recorded fair value adjustments of $984,341 on the Spectrum retail center, $754,279 on the Bassett retail center, and $725,304 on the Northridge Office Building.

    During 2011, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable. Accordingly, Roberts Realty did not record an impairment loss on its operating assets during 2011.

    Non-Cash Impairments on Land Parcels.    During 2012, Roberts Realty determined that the carrying amounts for the North Springs land and the one-acre commercial site in Johns Creek that is held for sale were not recoverable. The determination of fair value for the North Springs land parcel and the one-acre commercial site was based on available market information, including offers and expressions of interest from unrelated purchasers and market participants. As a result of this analysis, Roberts Realty recorded fair value adjustments of $2,100,000 on the North Springs land and $375,949 on the one-acre commercial site in Johns Creek that is held for sale.

    Roberts Realty also determined that the carrying amounts of the Bradley Park and Highway 20 land parcels were not recoverable due to the current market conditions. The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for other land parcels. As a result of this analysis, Roberts Realty recorded fair value adjustments related to its land parcels of $773,334 on the Bradley Park land parcel and $210,000 on the Highway 20 land parcel. Roberts Realty determined that the carrying amounts of its other land parcels were recoverable at December 31, 2012.

    During 2011, Roberts Realty determined that the carrying amounts of the Bradley Park, Peachtree Parkway, and Highway 20 land parcels were not recoverable due to the current economic and market conditions. The determination of their fair values was based on a discounted cash flow analysis and the review of current market sales comparables for land. As a result of this analysis, Roberts Realty recorded fair value adjustments related to its land parcels of $2,908,457 on the Bradley Park land parcel, $2,892,126 on the Peachtree Parkway property, and $1,323,681 on the Highway 20 land parcel.

    Roberts Realty also determined that the carrying amount of the Northridge property was not recoverable, and the determination of fair value was based on the sales contract for the property and the appraised values of the property. As a result of this analysis, Roberts Realty recorded a fair value adjustment of $2,376,480 on the Northridge property. The Northridge and Peachtree Parkway properties are classified as real estate assets held for sale in the accompanying consolidated balance sheets.

8.         FAIR VALUE MEASUREMENTS

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

    Roberts Realty held no assets required to be measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

    Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value.

    These real estate assets, including land held for sale, were valued using sales activity for similar assets, current offers and contracts and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates and (2) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset. The following tables provide the balances for only those assets for which fair value adjustments were made and which were required to be measured at fair value on a nonrecurring basis as of December 31, 2012 and December 31, 2011.

	Year Ended December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Operating real estate assets	$10,315,171	–	–	$10,315,171
Real estate under development	19,008,000	–	–	19,008,000
Real estate assets held for sale	500,000	–	–	500,000

Total assets	$29,823,171	–	–	$29,823,171

	Year Ended December 31, 2011
Description	Total	Level 1	Level 2	Level 3
Real estate under development	$8,988,000	–	–	$8,988,000
Real estate assets held for sale	11,913,789	–	–	11,913,789
Assets related to discontinued operations	5,415,104	–	–	5,415,104

Total assets	$26,316,893	–	–	$26,316,893

9.         RELATED PARTY TRANSACTIONS

    Transactions with Mr. Charles S. Roberts and His Affiliates

    Roberts Realty enters into contractual commitments in the normal course of business with the Roberts Companies. The contracts between Roberts Realty and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition or disposition of real estate. The board of directors has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. Under the charter for the audit committee of Roberts Realty's board of directors, related party transactions are also subject to review and oversight by the audit committee.

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

    Design and Development Agreements with Roberts Properties.    Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, interior design, and construction administration. Roberts Realty has entered into a design and development agreement with Roberts Properties for the Highway 20 project, and the following table lists the amounts incurred on this contract in 2011 and 2012:

	Total Contract Amount	Amounts Incurred in 2011	Amounts Incurred in 2012	Remaining Contractual Commitment
Highway 20	$1,050,000	$300,000	$0	$425,000

    Construction Contracts with Roberts Construction.    Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs and Highway 20 properties. Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts in 2012 and 2011.

	Amounts Incurred for Labor and Materials Costs for the Twelve Months Ended December 31,		Amounts Incurred for 5% Overhead and 5% Profit for the Twelve Months Ended December 31,
	2012	2011	2012	2011
Bradley Park	$922	$8,015	$92	$802
Northridge	145,085	201,517	14,508	20,152
Peachtree Parkway	1,126	27,115	113	2,711
North Springs	286	8,757	29	876
Highway 20	622	13,061	62	1,306

Totals	$148,041	$258,465	$14,804	$25,847

    Other Payments.    At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases at the retail centers and office building. For the twelve months ended December 31, 2012, Roberts Realty paid Roberts Construction $149,806 for labor and materials costs plus $14,981 (5% for overhead and 5% for profit). For the twelve months ended December 31, 2011, Roberts Realty paid Roberts Construction $93,493 for labor and materials costs plus $9,349 (5% for overhead and 5% for profit). Additionally, Roberts Properties and Roberts Construction received cost reimbursements in the amount of $50,135 in 2012 and $19,417 in 2011. Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2011. Under the terms of the arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty. Under this arrangement, Roberts Realty incurred costs of $136,297 in 2012 and $211,707 in 2011.

    Office Leases.    Roberts Realty leases office space in the Northridge Office Building to the Roberts Companies. Effective as of January 1, 2013, Roberts Realty renewed its leases with the Roberts Companies. Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet. Both leases are for a one-year term with a rental rate of $17.00 per rentable square foot. Roberts Realty recognized total rental income from

    Roberts Properties and Roberts Construction of $90,342 for the twelve months ended December 31, 2012 and $69,495 for the twelve months ended December 31, 2011.

    Release of Restrictive Covenant on Peachtree Parkway Property.    On October 9, 2012, Roberts Realty entered into an agreement to sell 20.6 acres of the Peachtree Parkway property to Lennar Multifamily Investors, LLC ("Lennar"), an unrelated third party, for $7,590,000. The closing of the sale is scheduled for February 7, 2013. When Roberts Realty purchased the Peachtree Parkway property in December 2004, it assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Gwinnett County, Georgia real estate records (the "Restrictive Covenant") in favor of Roberts Construction. The Restrictive Covenant provided that if the owner of the Peachtree Parkway property develops it for residential use, Roberts Construction will be engaged as the general contractor for the project on a cost plus basis and will be paid the cost of constructing the project plus 5% overhead and 5% profit. Lennar informed Roberts Realty that it would not use Roberts Construction as the general contractor. The sales contract stated that Lennar would not enter into the sales contract unless the Restrictive Covenant is terminated no later than the closing date at no cost to Lennar. After being advised by Lennar of this requirement, the audit committee of Roberts Realty's board of directors negotiated with Roberts Construction for the release of the Restrictive Covenant. Roberts Construction agreed in the sales contract to give up its contractual rights to be the general contractor for the project and to release the Restrictive Covenant on the closing date for a payment of $500,000 from the purchase price to be paid by Lennar. See Note 11 – Subsequent Events.

    Sales Contract to Sell Northridge Property to Roberts Properties.    On June 30, 2011, Roberts Realty entered into a contract to sell its 11-acre Northridge property to Roberts Properties. Under the terms of the sales contract as amended, the sales price is $4,070,000, plus the reimbursement of $303,789 of development and construction expenses incurred prior to June 30, 2011, with the closing scheduled to occur no later than October 30, 2012. In October 2012, Roberts Properties requested an extension of the closing date to January 31, 2013. Roberts Properties had obtained the land disturbance, water, and sewer permits for the Northridge land and these entitlements enhance and benefit the property. Based on this progress, on October 22, 2012, the sales contract was amended to extend the closing date to January 31, 2013. Additionally, Roberts Properties is obligated to reimburse Roberts Realty for any development and construction expenses incurred from June 30, 2011 until the closing date. These amounts are shown as Due from Affiliates on the accompanying consolidated balance sheets. See Note 11 – Subsequent Events.

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

    Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty's financial position, results of operations or cash flows.

    As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At December 31, 2012, there were 1,182,285 units outstanding that could be exchanged for shares, subject to the conditions described above.

    Under Roberts Realty's bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2012.

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

11.       SUBSEQUENT EVENTS.

    Sale of Remaining 1.5 acres of the Peachtree Parkway Land.    On March 20, 2013, Roberts Realty sold the remaining 1.5 acres of the Peachtree Parkway land to an unrelated third party for $450,000. The property was owned debt free; Roberts Realty will use the sales proceeds for general corporate purposes.

    Pending Disposition of Spectrum Retail Center.    As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities. Given that objective, on February 15, 2013, Roberts Realty notified the lender of its intent to transfer the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property. Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan. This transaction would reduce Roberts Realty's debt by $4,691,528 and reduce its operating expenses by approximately $165,000 per year.

    Extension and Renewal of the Northridge Land Loan.    On February 11, 2013, Roberts Realty extended the maturity date of its $2,000,000 Northridge land loan to May 22, 2013. The loan continues to bear interest at the rate of 12% per annum, and Roberts Realty paid the $60,000 in interest that will accrue during the extension period and a 1.0% extension fee. The loan documents provide another extension option to August 22, 2013 under substantially the same terms and conditions.

    Sale of Peachtree Parkway Land.    On February 7, 2013, Roberts Realty sold its 20.6-acre Peachtree Parkway land for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property). Roberts Realty used $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan. Roberts Realty's North Springs property, which has a book value of $11,000,000 and a current independent appraised value of $16,350,000, was released and is now debt free.

    Exclusive Sales Listing Agreement for the Northridge Office Building.    On January 31, 2013, Roberts Realty retained CBRE, Inc., a global full service real estate firm, to sell the 37,864 square foot Northridge Office Building for a price of $5,750,000. At the closing of the sale, CBRE would be paid a commission of up to 5% of the sales price of the Northridge Office Building.

    Extension and Renewal of the Highway 20 Land Loan.    On January 30, 2013, Roberts Realty renewed its $2,905,000 Highway 20 land loan and extended the maturity date to October 8, 2013. The loan modification was subject to the lender's review of a new appraisal of the Highway 20 property, which had an appraised value of $6,100,000, resulting in a loan to value ratio of 48%. As part of the loan extension and due to the increase in the appraised value of the Highway 20 property, the lender waived the scheduled requirement to make a one-time principal reduction in the amount of $300,000 by February 15, 2013. The loan continues to require fixed principal payments of $5,000 per month through the maturity date, and Roberts Realty established an $80,500 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.

    Extension of Closing Date for the Sale of the Northridge Land.    On January 28, 2013, Roberts Realty extended the closing date of the contract to sell the 11-acre Northridge property to April 30, 2013.

(a)(3).    Exhibits required by Item 601 of Regulation S-K.

              We have filed some of the exhibits required by Item 601 of Regulation S-K with previous registration statements or reports. As specifically noted in the following Index to Exhibits, those previously filed exhibits are incorporated into this annual report on Form 10-K by reference. All exhibits contained in the following Index to Exhibits that are designated with an asterisk are incorporated into this annual report by reference in our initial Registration Statement on Form 10-SB filed with the SEC on March 22, 1996; the applicable exhibit number in that Registration Statement is provided beside the asterisk. The exhibits listed from Exhibit 10.1.1 through Exhibit 10.8.2 are management contracts or compensatory plans or arrangements (except for Exhibits 10.2.2 through 10.2.8 and Exhibits 10.3.6 through 10.3.10, which are the sales contracts for our land parcels and related amendments thereto, as applicable and described in more detail below).

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
10.1.15
Fifth Amendment to Lease dated as of December 17, 2012 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 17, 2012.]
10.1.16
Fifth Amendment to Lease dated as of December 17, 2012 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 17, 2012.]
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

Exhibit No.	Description
10.2.4	Second Amendment to Sales Contract dated December 19, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 19, 2011.]
10.2.5
Third Amendment to Sales Contract dated March 26, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated March 26, 2012.]
10.2.6
Fourth Amendment to Sales Contract dated June 25, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 25, 2012.]
10.2.7	Description of Extension of Contract to Sell Northridge Property to Roberts Properties, Inc. [Incorporated by reference to Item 1.01 of our current report on Form 8-K dated July 23, 2012.]
10.2.8
Fifth Amendment to Sales Contract dated October 22, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 22, 2012.]
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
10.3.5
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

Exhibit No.	Description
10.3.8	Sales Contract for the Sale of 2.937 Acres of Peachtree Parkway Property on September 27, 2012. [Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2012.]
10.3.9
Sales Contract dated October 9, 2012 by and between Roberts Properties Residential, L.P. and Lennar Multifamily Investors, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 9, 2012.]
10.3.10
Description of Extensions of Contract to Sell Peachtree Parkway Property to Lennar Multifamily Investors, LLC as of November 30, 2012 and December 4, 2012. [Incorporated by reference to Item 1.01 of our current report on Form 8-K dated November 30, 2012.]
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

Exhibit No.	Description
10.7.2	2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company's post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]
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
Peachtree Parkway / North Springs (formerly Peachtree Dunwoody) / Highway 20 / Northridge Parkway Financing Documents:
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
10.9.6	Letter Agreement from Wachovia Bank, N.A. dated April 27, 2009. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 27, 2009.]

Exhibit No.	Description
10.9.7	Third Consolidated Amendatory Agreement dated July 17, 2009 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 17, 2009.]
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
10.9.13
Loan Agreement dated February 21, 2012 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2012.]
10.9.14
Promissory Note in the principal amount of $2,000,000 dated February 21, 2012 by and between Northridge Parkway, LLC and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2012.]
10.9.15
Deed to Secure Debt and Security Agreement dated February 21, 2012 by and between Northridge Parkway, LLC and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated February 21, 2012.]
10.9.16
Guaranty dated February 21, 2012 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 21, 2012.]
10.9.17
Letter Modification Agreement dated July 16, 2012 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, N.A. (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 16, 2012.]
Other Exhibits:
21	Subsidiaries of Roberts Realty Investors, Inc.

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm – CohnReznick LLP
23.2	Consent of Independent Registered Public Accounting Firm – Reznick Group, P.C.
24	Power of Attorney (contained on the signature page hereof).
31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.
101
The following materials from Roberts Realty's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (b) Consolidated Statements of Operations for each of the years ended December 31, 2012 and 2011; (c) Consolidated Statements of Shareholders' Equity for each of the years ended December 31, 2012 and 2011; (d) Consolidated Statements of Cash Flows for each of the years ended December 31, 2012 and 2011; and (e) Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013
ROBERTS REALTY INVESTORS, INC.
	By:	/s/ Charles S. Roberts Charles S. Roberts, Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY

              KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Charles S. Roberts and Charles R. Elliott, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles S. Roberts Charles S. Roberts	Chairman of the Board, Chief Executive Officer and President	March 29, 2013
/s/ Charles R. Elliott Charles R. Elliott	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 29, 2013
/s/ John L. Davis John L. Davis	Director	March 29, 2013
/s/ Wm. Jarell Jones Wm. Jarell Jones	Director	March 29, 2013
/s/ Weldon R. Humphries Weldon R. Humphries	Director	March 29, 2013