Form 10-Q
period 2013-03-31
ROBERTS REALTY INVESTORS INC
filed 2013-04-26
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock, $.01 par value per share	10,648,075 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible business combination, development, and construction of new multifamily communities and the possible sale of properties, and the ways we may finance our future development and construction activities.  Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.  These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; uncertainties with respect to the closing of the sale of our Northridge property, the sale of our Northridge Office Building, the sale of the North Springs property and our evaluation of strategic alternatives; and other factors discussed in this report and in our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
ASSETS
REAL ESTATE ASSETS:
Land	$4,915,600	$4,915,600
Buildings and improvements	3,671,586	3,671,586
Furniture, fixtures and equipment	163,952	188,023
	8,751,138	8,775,209
Less: accumulated depreciation	(1,670,815)	(1,660,957)
Operating real estate assets	7,080,323	7,114,252
Construction in progress and real estate under development	8,008,000	8,008,000
Real estate assets held for sale	19,058,347	25,299,875

Net real estate assets	34,146,670	40,422,127

CASH AND CASH EQUIVALENTS	769,966	401,018

RESTRICTED CASH	635,660	764,777

DEFERRED FINANCING AND LEASING COSTS — Net of accumulated amortization of $143,848 and $287,219 at March 31, 2013 and December 31, 2012, respectively	71,888	93,330

LEASE INTANGIBLES — Net of accumulated amortization of $336,635 and $441,952 at March 31, 2013 and December 31, 2012, respectively	—	11,221

DUE FROM AFFILIATES	—	403,182

OTHER ASSETS — Net	221,507	240,873

ASSETS RELATED TO DISCONTINUED OPERATIONS	93,000	103,500

	$35,938,691	$42,440,028

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable	$7,103,241	$7,117,531
Land notes payable	5,895,000	5,910,000
Accounts payable and accrued expenses	543,956	449,885
Due to affiliates	57,651	37,542
Security deposits and prepaid rents	25,473	33,038
Liabilities related to real estate assets held for sale	4,562,183	11,604,443

Total liabilities	18,187,504	25,152,439

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	2,739,008	2,674,390

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,646,095 and 10,641,928 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	106,461	106,419
Additional paid-in capital	31,834,966	31,813,622
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(16,857,916)	(17,235,510)

Total shareholders’ equity	15,012,179	14,613,199

	$35,938,691	$42,440,028

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$176,439	$188,711
Other operating income	35,637	39,091

Total operating revenues	212,076	227,802

OPERATING EXPENSES:
Utilities	11,506	11,763
Repairs and maintenance	60,467	16,967
Real estate taxes	52,128	57,490
Marketing, insurance and other	8,981	5,938
General and administrative expenses	444,333	373,939
Depreciation and amortization expense	45,243	64,284

Total operating expenses	622,658	530,381

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	1,253,933	—
Interest income	162	1,188
Interest expense	(324,816)	(326,720)
Amortization of deferred financing and leasing costs	(49,762)	(27,690)

Total other income (expense)	879,517	(353,222)

INCOME (LOSS) FROM CONTINUING OPERATIONS	468,935	(655,801)

LOSS FROM DISCONTINUED OPERATIONS	(22,290)	(69,115)

NET INCOME (LOSS)	446,645	(724,916)

INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	69,051	(125,120)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$377,594	$(599,796)
INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED (Note 5):
Income (loss) from continuing operations — basic and diluted	$0.04	$(0.05)
Loss from discontinued operations — basic and diluted	—	(0.01)
Net income (loss) — basic and diluted	$0.04	$(0.06)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$446,645	$(724,916)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	114,358	153,492
Gain on sale of real estate assets	(1,253,933)	—
Amortization of deferred compensation	16,953	8,901
Amortization of above and below market leases	(3,357)	(2,975)
Decrease (increase) in due from affiliates	403,182	(32,236)
(Increase) decrease in other assets	(8,281)	17,240
Increase (decrease) in due to affiliates	20,714	(1,372)
Increase in accounts payable, accrued expenses and other liabilities relating to operations	122,701	38,515

Net cash used in operating activities	(141,018)	(543,351)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets held for sale	8,040,000	—
Purchase of furniture, fixtures and equipment	(1,902)	—
Decrease (increase) in restricted cash	129,117	(88,553)
(Decrease) increase in accounts payable, accrued expenses and other liabilities relating to investing activities	(38,255)	135
(Decrease) increase in due to affiliates relating to investing activities	(605)	36,831
Development and construction of real estate assets	(517,586)	(71,806)

Net cash provided by (used in) investing activities	7,610,769	(123,393)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(14,290)	(37,858)
Principal repayments on land notes payable	(15,000)	—
Principal repayments on liabilities related to real estate assets held for sale	(7,040,200)	(40,000)
Payment of loan costs	(31,313)	(113,798)
Proceeds from land notes payable related to real estate assets held for sale	—	2,000,000

Net cash (used in) provided by financing activities	(7,100,803)	1,808,344

NET INCREASE IN CASH AND CASH EQUIVALENTS	$368,948	$1,141,600

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$401,018	$568,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$769,966	$1,709,791

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $0 for the three months ended March 31, 2013 and March 31, 2012	$308,688	$350,591

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$—	$36,831

Redemption of operating partnership units for common shares	$5,625	$—

Adjustments to noncontrolling interest in the operating partnership	$1,192	$1,536

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily residential communities.  Roberts Realty owns and manages its real estate assets as an equity real estate investment trust (“REIT”).

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, two of which are Delaware limited liability companies and one is a Georgia limited liability company.  Roberts Realty controls the operating partnership as its sole general partner and had an 84.57% ownership interest in the operating partnership at March 31, 2013 and an 82.74% ownership interest in the operating partnership at March 31, 2012.

At March 31, 2013, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•      two tracts of land totaling 60 acres in various phases of development and construction;

•      three tracts of land totaling 22 acres that are held for sale; one of these tracts totaling 11 acres is currently under contract to be sold (see Management’s Business Plan below, Note 7 — Related Party Transactions, and Note 11 — Subsequent Events);

•      two neighborhood retail centers totaling 49,999 square feet; and

•      one commercial office building totaling 37,864 square feet that is held for sale.

Management’s Business Plan.  During the last year, management has significantly reduced Roberts Realty’s debt and decreased its ongoing operating expenses, and Roberts Realty intends to continue to focus on improving its liquidity and balance sheet.  Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt.  Roberts Realty’s negative operating cash flow is primarily due to its ownership of tracts of land that do not produce ongoing revenue but incur carrying costs of interest expense and real estate taxes, coupled with the low occupancy rates at its Spectrum retail center and Northridge Office Building.  As of the filing date of this report, Roberts Realty has two loans with a total principal balance of $4,890,000 that are scheduled to mature within the next 12 months: (a) the $2,000,000 Northridge land loan that matures on May 22, 2013 (which Roberts Realty can extend to August 22, 2013 by paying the $60,000 in interest that would accrue during the extension period and a 1.0% extension fee); and (b) the $2,890,000 Highway 20 loan that matures on October 8, 2013.

Management plans to repay the $2,000,000 Northridge land loan from the $4,373,789 of proceeds from the sale of the Northridge property, which is scheduled to occur by June 30, 2013.  See Note 11 — Subsequent Events.  Management plans either to pay off the $2,890,000 Highway 20 land loan with the remaining sales proceeds from the sale of the Northridge property and other cash on hand or to renew the Highway 20 land loan and extend its maturity date at least 12 months.  Management believes that Roberts Realty’s long history of operating and developing real estate, its current plans for developing some of its existing land and selling certain of its real estate assets will allow it to successfully extend this loan or find alternative funding.

Management has listed the 37,864 square foot Northridge Office Building for sale at a price of $5,750,000 and plans to pay off the $2,498,334 Northridge Office Building loan from the sale proceeds.  Management has also listed the North Springs property, which we own debt free, for sale at a price of $16,600,000.  See Note 11 — Subsequent Events.

Management’s primary objectives for 2013 are to continue to seek to sell certain real estate assets as described above to provide the equity capital to develop the Bradley Park and Highway 20 multifamily apartment communities while continuing to reduce Roberts Realty’s debt and decrease its operating expenses.  Management’s plans to accomplish these objectives are outlined below.

Sale of the North Springs Property.  Roberts Realty has retained CBRE, Inc., a global full service real estate firm, to market and sell the North Springs transit station property for a sales price of $16,600,000 under an exclusive marketing agreement.  The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs.  The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.  Roberts Realty believes the current market and demand for a transit-oriented, mixed-use site like North Springs provides it with an excellent opportunity to sell this asset.  Roberts Realty owns the North Springs property debt free, and this sale would significantly increase Roberts Realty’s cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the Northridge Office Building.  Roberts Realty has also retained CBRE, Inc. to sell its 37,864 square foot Northridge Office Building for a price of $5,750,000.  Roberts Realty believes the market and demand for high quality office buildings has significantly improved, providing it with the opportunity to sell this asset.  This sale would pay off the $2,498,334 loan secured by the Northridge Office Building and reduce Roberts Realty’s ongoing operating expenses by approximately $210,000 per year.

Sale of the Northridge Land.  As previously reported, Roberts Realty has entered into a contract to sell its 11-acre Northridge land parcel.  Under the terms of the sales contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 in development and construction expenses.  The closing is scheduled to occur on or before June 30, 2013.  This sale would pay off $2,000,000 in debt secured by the Northridge land and reduce Roberts Realty’s operating expenses by approximately $300,000 per year.

Sale of the Other Land Parcel.  Roberts Realty also continues to actively market for sale a one-acre commercial site in Johns Creek that has a book value of $500,000, which it owns debt free.

Disposition of the Retail Centers.  As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective, in February 2013, Roberts Realty notified the lender of its intent to transfer the Spectrum retail center, which has a current independent appraised value of $4,700,000, to the lender in satisfaction of the $4,691,528 in debt secured by the property.  Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan.  This transaction would reduce Roberts Realty’s debt by $4,691,528 and reduce its operating expenses by approximately $165,000 per year.

To complete its exit from the retail shopping center business, Roberts Realty also intends to sell the Bassett retail center, which has a current independent appraised value of $3,160,000 and is encumbered by a $2,411,713 loan.  If Roberts Realty is ultimately unable to sell the Bassett retail center for a sales price at least equal to the debt, Roberts Realty may transfer the Bassett retail center to the lender in satisfaction of the debt.  Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan.  Roberts Realty believes that divesting the retail centers and Northridge Office Building will make it easier to consummate a sale, merger, or other business combination.

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

Roberts Realty intends to use the sales proceeds from the sale of the North Springs property, the Northridge Office Building, the Northridge land and the other land parcel to provide the equity to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.  The Bradley Park land has a current independent appraised value of $4,500,000 and is encumbered by a $3,000,000 land loan.  The Highway 20 land has a current independent appraised value of $6,100,000 and is encumbered by a $2,890,000 land loan.

Roberts Realty is also in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors to provide part of the equity need to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.  Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of purchasing these two remaining land parcels and constructing multifamily apartment communities.  Roberts Realty may also sell one or both of these land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties as it has agreed to do with the Northridge land parcel.

Possible Sale, Merger, or Other Business Combination.  As previously reported, in addition to the above transactions, Roberts Realty continues to work on numerous strategic alternatives that would maximize shareholder value through a sale, merger, or other business combination.  Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination and has entered into mutual confidentiality agreements with 68 different entities.  Roberts Realty remains in active discussions with several companies that have expressed a desire to become a public company through a transaction with Roberts Realty.  As of the filing date of this report, Roberts Realty has not entered into any definitive agreement for such a transaction.  Management continues to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value.

The completion of Roberts Realty’s planned property sales and the accomplishment of its 2013 business plan would further reduce Roberts Realty’s debt by $11,601,575, decrease its operating expenses by another $675,000, and significantly increase its capital resources.  In addition, the completion of each of these transactions will make the company a more attractive merger candidate.

2.             BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC.  In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements.  The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2012.  Roberts Realty has omitted disclosures from these notes to condensed consolidated financial statements that substantially duplicate the disclosures contained in the notes to the audited financial statements included in the annual report.  In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale in order to conform to the current format.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying condensed consolidated balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647).  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock.  The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 15.46% and 17.26% for the three months ended March 31, 2013 and 2012, respectively.  There were 1,179,755 units outstanding as of March 31, 2013 and 1,182,285 units outstanding as of December 31, 2012.  The noncontrolling interest of the unitholders was $2,739,008 at March 31, 2013 and $2,674,390 at December 31, 2012.

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

The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Beginning balance	$2,674,390	$4,406,258
Net income (loss) attributable to noncontrolling interest	69,051	(125,120)
Redemptions of noncontrolling partnership units	(5,625)	—
Adjustments to noncontrolling interest in operating partnership	1,192	1,536

Ending balance	$2,739,008	$4,282,674

Recent Accounting Pronouncements.  ASU No. 2013-02; Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02.  The objective of this ASU is to improve the reporting of reclassifications of various components out of accumulated other comprehensive income and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the accompanying notes to the financial statements.  The guidance in ASU 2013-02 became effective for Roberts Realty beginning January 1, 2013.  The implementation of this pronouncement did not have a material impact on Roberts Realty’s consolidated financial statements.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June 2011, the FASB issued ASU No. 2011-05.  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The guidance in this ASU required retrospective application, and Roberts Realty implemented this ASU beginning January 1, 2012.  The implementation of this pronouncement did not have a material effect on Roberts Realty’s consolidated financial statements.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  In May 2011, the FASB issued ASU No. 2011-04.  The objective of this ASU is to align fair value measurements and related disclosure requirements under GAAP and International Financial Reporting Standards (“IFRSs”), thus improving the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The guidance in this ASU required retrospective application, and Roberts Realty implemented this ASU beginning January 1, 2012.  The implementation of this pronouncement did not have a material effect on Roberts Realty’s consolidated financial statements.

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

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets.  The real estate assets held for sale and the liabilities related to real estate assets held for sale as of March 31, 2013 and December 31, 2012, were as follows:

	Real Estate Assets Held for Sale
Land Parcels	3/31/13	12/31/12

Northridge Land	$4,373,789	$4,373,789
Peachtree Parkway Land	—	6,225,167
North Springs Land	11,000,000	11,000,000
Northridge Office Building	3,184,558	3,200,919
Commercial Site in Johns Creek	500,000	500,000

Total Real Estate Assets Held for Sale	$19,058,347	$25,299,875

	Liabilities Related to Real Estate Assets Held for Sale
Mortgage Notes and Land Loans	3/31/13	12/31/12

Northridge Land	$2,000,000	$2,000,000
Peachtree Parkway Land	—	7,000,200
Northridge Office Building	2,498,334	2,538,334

Total Loans for Real Estate Assets Held for Sale	$4,498,334	$11,538,534
Other Liabilities	63,849	65,909

Total Liabilities Related to Real Estate Assets
Held for Sale	$4,562,183	$11,604,443

On February 7, 2013, Roberts Realty sold its 20.6-acre Peachtree Parkway land for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property).  See Note 7 — Related Party Transactions.  Roberts Realty used $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan.  Roberts Realty recorded a $1,214,192 gain on this sale.

On March 20, 2013, Roberts Realty sold the remaining 1.5 acres of the Peachtree Parkway land for $450,000.  Roberts Realty recorded a $39,741 gain on this sale.

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

On January 31, 2013, Roberts Realty listed the Northridge Office Building for sale and classified it as a real estate asset held for sale.  Accordingly, the operations of the Northridge Office Building have been accounted for as discontinued operations.

The following table summarizes the discontinued operations for the three months ended March 31, 2013 and 2012 (unaudited):

Discontinued Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$84,357	$85,151
Other operating income	—	—

Total operating revenues	84,357	85,151

OPERATING EXPENSES:
Utilities	22,514	22,715
Repairs and maintenance	15,442	14,478
Real estate taxes	8,408	13,081
Marketing, insurance and other	7,289	7,481
General and administrative expenses	5,312	4,565
Depreciation and amortization expense	16,360	58,525

Total operating expenses	75,325	120,845

OTHER EXPENSE:
Interest expense	(28,329)	(30,428)
Amortization of deferred financing & leasing costs	(2,993)	(2,993)

Total other expense	(31,322)	(33,421)

LOSS FROM DISCONTINUED OPERATIONS	$(22,290)	$(69,115)

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

Mortgage Notes.  The mortgage notes payable secured by Roberts Realty’s operating properties at March 31, 2013 and December 31, 2012 were as follows (in order of maturity date):

		Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	3/31/13	3/31/13	12/31/12

Spectrum at the Mall of Georgia	5/01/14	5.68%	$4,691,528	$4,691,528
Bassett Retail Center	10/01/19	8.47%	2,411,713	2,426,003

Total Mortgage Notes Payable			7,103,241	7,117,531

Northridge Office Building (1)(2)	8/10/13	4.50%	2,498,334	2,538,334

Totals			$9,601,575	$9,655,865

(1)   The maturity date of the Northridge Office Building mortgage note has been extended to August 10, 2014.  See Note 11 — Subsequent Events.

(2)   The Northridge Office Building mortgage note is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets.

Land Loans.  The loans secured by Roberts Realty’s land parcels at March 31, 2013 and December 31, 2012 were as follows (in order of maturity date):

Land Parcel		Interest Rate as of	Principal Outstanding
Securing Loan	Maturity	3/31/13	3/31/13	12/31/12

Highway 20	10/08/13	5.50%	$2,895,000	$2,910,000
Bradley Park (1)	10/31/13	3.70%	3,000,000	3,000,000

Total Land Loans			5,895,000	5,910,000

Peachtree Parkway (2)(3)	N/A	N/A	—	7,000,200
Northridge (2)	5/22/13	12.00%	2,000,000	2,000,000

Total Land Loans for Real Estate Assets Held for Sale			2,000,000	9,000,200

Totals			$7,895,000	$14,910,200

(1)   The maturity date of the Bradley Park land loan has been extended to August 10, 2014.  See Note 11 — Subsequent Events.

(2)   The Peachtree Parkway and Northridge land loans are classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets.

(3)   Roberts Realty sold the Peachtree Parkway property on February 7, 2013.

On February 11, 2013, Roberts Realty extended the maturity date of its $2,000,000 Northridge land loan to May 22, 2013.  The loan continues to bear interest at the rate of 12% per annum, and Roberts Realty prepaid the $60,000 in interest that will accrue during the extension period and a 1.0% extension fee.  The loan documents provide another option to extend the loan to August 22, 2013 under substantially the same terms and conditions.

On January 30, 2013, Roberts Realty renewed its $2,905,000 Highway 20 land loan and extended the maturity date to October 8, 2013.  The loan modification was subject to the lender’s review of a new appraisal of the Highway 20 property, which had an appraised value of $6,100,000, resulting in a loan to value ratio of 48%.  As part of the loan extension and due to the increase in the appraised value of the Highway 20 property, the lender waived the scheduled requirement to make a $300,000 one-time principal reduction by February 15, 2013.  The loan continues to require fixed principal payments of $5,000 per month through the maturity date, and Roberts Realty established an $80,500 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.

Maturing Short-Term Debt.  As of the date of this report, Roberts Realty has two loans with a total principal balance of $4,890,000 that mature within the next 12 months.  For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 1 — Business and Organization — Management’s Business Plan.

5.             SHAREHOLDERS’ EQUITY

Redemptions of Units for Shares.  During the three months ended March 31, 2013, a total of 2,530 operating partnership units were redeemed for 4,167 shares, and during the three months ended March 31, 2012, there were no operating partnership units redeemed for shares.  Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s shares on the date of conversion.

Treasury Stock.  Roberts Realty did not repurchase any shares during the three months ended March 31, 2013 and 2012.

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

FASB ASC Topic 718, Compensation — Stock Compensation, requires share-based compensation costs to be measured at the date of grant based on the fair value of the award and to be recognized in the statements of operations as an expense on a straight-line basis over the requisite service period, which is the vesting period.

There was no restricted stock activity during the three months ended March 31, 2013 and March 31, 2012.  There were 50,000 unvested shares of restricted stock outstanding at March 31, 2013.  During 2012, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties.  The grant included a service based vesting period of one year.  Compensation expense related to the restricted stock grant was $16,953 for the three months ended March 31, 2013 and $8,901 for the three months ended March 31, 2012.  The unearned compensation expense related to restricted stock that will be recognized in future periods was $1,677 and $18,630 as of March 31, 2013 and December 31, 2012, respectively.

Earnings Per Share.  The following table shows the reconciliations of income (loss) available to common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2013	2012

Income (loss) from continuing operations available for common shareholders — basic	$396,438	$(542,610)

Income (loss) from continuing operations attributable to noncontrolling interest	72,497	(113,191)

Income (loss) from continuing operations — diluted	$468,935	$(655,801)

Loss from discontinued operations for common shareholders — basic	(18,844)	(57,186)

Loss from discontinued operations attributable to noncontrolling interest - basic	(3,446)	(11,929)

Loss from discontinued operations — diluted	$(22,290)	$(69,115)

Net income (loss) — diluted	$446,645	$(724,916)

Weighted average number of shares — basic	10,642,530	10,374,518
Dilutive securities — weighted average number of units	1,946,657	2,164,669
Weighted average number of shares — diluted	12,589,187	12,539,187

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building.  (Roberts Realty does not currently own any operating multifamily communities and has not owned any operating multifamily communities in 2013 or 2012.)  All of Roberts Realty’s properties are located in north metropolitan Atlanta, Georgia.  Roberts Realty has the following three reportable operating segments:

1.     the retail/office segment, which consists of operating retail centers and an office building;

2.     the land segment, which consists of various tracts of land; and

3.     the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three months ended March 31, 2013 and 2012.  The retail/office segment is composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building.  On January 31, 2013, Roberts Realty listed the Northridge Office Building for sale and classified it as a real estate asset held for sale.  Accordingly, the operations of the Northridge Office Building have been accounted for as discontinued operations.  The land segment is composed of two tracts of land totaling 60 acres that are in various phases of development and construction.  The land segment also includes three tracts of land totaling 22 acres that are classified as real estate assets held for sale in the condensed consolidated balance sheets, including the 11-acre Northridge land parcel that is under contract to be sold.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended March 31, 2013	Retail/Office	Land	Corporate	Total

Rental operations	$172,852	$3,587	$—	$176,439
Other operating income	35,624	—	13	35,637

Total operating revenues from consolidated entities	208,476	3,587	13	212,076

Operating expenses	53,203	88,547	435,665	577,415
Depreciation and amortization expense	45,150	—	93	45,243

Total operating expenses from consolidated entities	98,353	88,547	435,758	622,658

Other (expense) income	(163,885)	1,043,249	153	879,517

Consolidated (loss) income from continuing operations	(53,762)	958,289	(435,592)	468,935

Consolidated loss from discontinued operations (Note 3)	(22,290)	—	—	(22,290)

Consolidated net (loss) income	(76,052)	958,289	(435,592)	446,645

Consolidated net (loss) income attributable to noncontrolling interest	(11,758)	148,152	(67,343)	69,051

Consolidated net (loss) income available for common shareholders	$(64,294)	$810,137	$(368,249)	$377,594

Total assets at March 31, 2013	$11,207,030	$23,947,749	$783,912	$35,938,691

Three Months Ended March 31, 2012	Retail/Office	Land	Corporate	Total

Rental operations	$185,542	$3,169	$—	$188,711
Other operating income	39,086	—	5	39,091

Total operating revenues from consolidated entities	224,628	3,169	5	227,802

Operating expenses	57,116	45,782	363,199	466,097
Depreciation and amortization expense	64,284	—	—	64,284

Total operating expenses from consolidated entities	121,400	45,782	363,199	530,381

Other (expense) income	(127,317)	(227,075)	1,170	(353,222)

Consolidated loss from continuing operations	(24,089)	(269,688)	(362,024)	(655,801)

Consolidated loss from discontinued operations (Note 3)	(69,115)	—	—	(69,115)

Consolidated net loss	(93,204)	(269,688)	(362,024)	(724,916)

Consolidated loss attributable to noncontrolling interest	(16,087)	(46,548)	(62,485)	(125,120)

Consolidated loss available for common shareholders	$(77,117)	$(223,140)	$(299,539)	$(599,796)

Total assets at March 31, 2012	$13,565,698	$35,273,531	$2,497,306	$51,336,535

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

	Total Contract Amount	Amounts Incurred from 1/1/13 to 3/31/13	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$425,000

Construction Contracts with Roberts Construction.  Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, North Springs, and Highway 20 properties.  Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit.  Progress payments are paid monthly to Roberts Construction based on the work that has been completed.  The following table lists the amounts incurred on these contracts during the three months ended March 31, 2013.

	Amounts Incurred for Labor and Materials Costs from 1/1/13 to 3/31/13	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/13 to 3/31/13

Bradley Park	$—	$—
Northridge	999	100
North Springs	—	—
Highway 20	—	—

Totals	$999	$100

Other Payments.  At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases, at the retail centers and office building and on the land parcels.  For the three months ended March 31, 2013, Roberts Realty paid $51,690 in cost reimbursements to Roberts Construction for these services.  Additionally, Roberts Properties received cost reimbursements of $4,770 for the three months ended March 31, 2013.  Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2011.  Under the terms of this arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty.  Under this arrangement, Roberts Realty incurred costs of $42,523 for the three months ended March 31, 2013.

Office Leases.  Roberts Realty leases office space in the Northridge Office Building to the Roberts Companies.  Effective as of January 1, 2013, Roberts Realty renewed its leases with the Roberts Companies.  Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.  Both leases are for a one-year term with a rental rate of $17.00 per rentable square foot.  Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $26,992 for the three months ended March 31, 2013.

Sales Contract to Sell Northridge Property to Roberts Properties.  On June 30, 2011, Roberts Realty entered into a contract to sell its 11-acre Northridge property to Roberts Properties.  Under the terms of the sales contract as amended, the sales price is $4,070,000, plus the reimbursement of $303,789 of development and construction expenses incurred before June 30, 2011.  The closing is scheduled to occur on or before June 30, 2013.  See Note 11 — Subsequent Events.  Additionally, Roberts Properties is obligated to reimburse Roberts Realty for any development and construction expenses incurred from June 30, 2011 until the closing.  Roberts Properties has reimbursed Roberts Realty $383,373 for these development and construction expenses.

Release of Restrictive Covenant on Peachtree Parkway Property.  On October 9, 2012, Roberts Realty entered into an agreement to sell 20.6 acres of the Peachtree Parkway property to Lennar Multifamily Investors, LLC (“Lennar”), an unrelated third party, for $7,590,000.  When Roberts Realty purchased the Peachtree Parkway property in December 2004, it assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Gwinnett County, Georgia real estate records (the “Restrictive Covenant”) in favor of Roberts Construction.  The Restrictive Covenant provided that if the owner of the Peachtree Parkway property developed it for residential use, Roberts Construction would be engaged as the general contractor for the project on a cost plus basis and would be paid the cost of constructing the project plus 5% overhead and 5% profit.  Lennar informed Roberts Realty that it would not use Roberts Construction as the general contractor.  The sales contract stated that Lennar would not enter into the sales contract unless the Restrictive Covenant was terminated no later than the closing date at no cost to Lennar.  After being advised by Lennar of this requirement, the audit committee of Roberts Realty’s board of directors negotiated with Roberts Construction for the release of the Restrictive Covenant.  Roberts Construction agreed in the sales contract to give up its contractual rights to be the general contractor for the project and to release the Restrictive Covenant on the closing date for a payment of $500,000 from the purchase price to be paid by Lennar.  On February 7, 2013, the closing occurred and Roberts Construction received the payment for releasing the Restrictive Covenant.  Roberts Realty used the remaining $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan and recorded a $1,214,192 gain on the sale.

8.             IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment — Overall.

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, (6) holding period, and (7) an estimated construction budget.  A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded.  Due to uncertainties in the estimation process, actual results could differ materially from those estimates.  Roberts Realty’s determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by Roberts Realty’s management, evaluation of appraisals, and other applicable valuation techniques.  Because the factors Roberts Realty’s management uses in generating these cash flows are difficult to predict and are subject to future events that may alter its assumptions, Roberts Realty may not achieve the discounted or undiscounted future operating and residual cash flows it estimates in its impairment analyses or those established by appraisals, and Roberts Realty may be required to recognize future impairment losses on its properties held for use.

Non-Cash Impairments on Operating Real Estate Assets.  During the three months ended March 31, 2013 and 2012, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its operating assets during either of these periods.

Non-Cash Impairments on Land Parcels.  During the three months ended March 31, 2013 and 2012, Roberts Realty determined that the carrying amount of its land parcels was recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its real estate assets during either of these periods.

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

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of March 31, 2013.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value.  These real estate assets, including land held for sale, were valued using sales activity for similar assets, current offers and contracts and using inputs management believes are consistent with those that market participants would use.  The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates and (2) comparable sales activity.  The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset.  The following table provides the balances for only those assets for which fair value adjustments were made and which were required to be measured at fair value on a nonrecurring basis as of December 31, 2012.

	Year Ended December 31, 2012
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$7,114,252	$—	$—	$7,114,252
Real estate under development	8,008,000	—	—	8,008,000
Real estate assets held for sale	14,700,919	—	—	14,700,919

Total assets	$29,823,171	$—	$—	$29,823,171

Roberts Realty held no assets required to be measured at fair value on a nonrecurring basis as of March 31, 2013.

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

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units.  Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis).  Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption.  At March 31, 2013, there were 1,179,755 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities.  The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited.  Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid.  Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2013.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold.  The preliminary environmental assessments of Roberts Realty’s operating properties and land have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any such environmental liability.

11.          SUBSEQUENT EVENTS

Extension and Renewal of the Northridge Office Building Loan.  On April 24, 2013, Roberts Realty extended the maturity date of its $2,485,000 Northridge Office Building loan to August 10, 2014.  The loan will have monthly payments consisting of a fixed principal amount of $10,410 with interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.75% per annum through December 31, 2013.  Commencing on January 1, 2014 through the maturity date, the loan will bear interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.25% per annum.

Extension and Renewal of the Bradley Park Land Loan.  On April 24, 2013, Roberts Realty renewed and extended its $3,000,000 Bradley Park land loan to August 10, 2014.  The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate through March 31, 2014.  Commencing on April 1, 2014 through the maturity date, the loan will bear interest at the 30-day LIBOR rate plus 350 basis points, with an interest rate floor of 4.75%.

Extension of Closing Date for the Sale of the Northridge Land.  On April 23, 2013, Roberts Realty extended the closing date of the contract to sell the 11-acre Northridge property to June 30, 2013.

Exclusive Marketing Agreement for the North Springs Property.  On April 9, 2013, Roberts Realty retained CBRE, Inc., a global full service real estate firm, to market and sell the North Springs transit station property for a sales price of $16,600,000.  At the closing of the sale, CBRE would be paid a commission of 4% of the sales price of the North Springs property (5% if a cooperating broker is representing the purchaser).  The termination date of the agreement is December 15, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.  The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements.  These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings.  Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

We are an equity real estate investment trust, or REIT.  Our primary business is to develop, construct, own, and manage multifamily apartment communities.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At March 31, 2013, we were its sole general partner and owned an 84.57% interest in the operating partnership.  We expect to continue to conduct our business in this organizational structure.  As of the filing date of this report, we own the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•                  two tracts of land totaling 60 acres in various phases of development and construction;

•                  three tracts of land totaling 22 acres that are held for sale; one of these tracts totaling 11 acres is currently under contract to be sold;

•                  two neighborhood retail centers totaling 49,999 square feet; and

•                  one commercial office building totaling 37,864 square feet that is held for sale.

We plan to continue exiting the retail business and focus on our primary business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation.

Recent Developments

Extension and Renewal of Northridge Office Building Loan

On April 24, 2013, we extended the maturity date of our $2,485,000 Northridge Office Building loan to August 10, 2014.  The loan will have monthly payments consisting of a fixed principal amount of $10,410 with interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.75% per annum through December 31, 2013.  Commencing on January 1, 2014 through the maturity date, the loan will bear interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.25% per annum.

Extension and Renewal of Bradley Park Land Loan

On April 24, 2013, we renewed and extended our $3,000,000 Bradley Park land loan to August 10, 2014.  The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate through March 31, 2014.  Commencing on April 1, 2014 through the maturity date, the loan will bear interest at the 30-day LIBOR rate plus 350 basis points, with an interest rate floor of 4.75%.

Extension of Closing Date for the Sale of the Northridge Land

On April 23, 2013, the board of directors extended the closing date of the previously reported contract to sell the 11-acre Northridge property to Roberts Properties, Inc., which is wholly owned by Mr. Charles S. Roberts, our Chief Executive Officer.  The closing was scheduled to occur by April 30, 2013.  Under the terms of the sales contract as amended, the purchase price remains $4,070,000, plus the reimbursement of $303,789 in development and construction expenses, and the closing is scheduled to occur on or before June 30, 2013.  The sale would pay off our $2,000,000 Northridge land loan, and reduce our operating expenses by approximately $300,000 per year.

Exclusive Marketing Agreement for the North Springs Property

On April 9, 2013, we retained CBRE, Inc., a global full service real estate firm, to market and sell the North Springs transit station property for a sales price of $16,600,000 under an exclusive marketing agreement.  The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs.  The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.  We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides with us an excellent opportunity to sell this asset.  We own the North Springs property debt free, and this sale would significantly increase our cash available for investment in the development and construction of our Bradley Park and Highway 20 multifamily apartment communities.

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

Sale of 20.6 acres of the Peachtree Parkway Land

On February 7, 2013, we sold our 20.6-acre Peachtree Parkway land to Lennar Multifamily Investors, LLC for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property).  We used $7,000,200 of the sale proceeds to pay off our Peachtree Parkway land loan.  This sale reduced our outstanding debt, decreased our operating expenses by approximately $475,000 per year and released our North Springs property, which served as additional collateral for the Peachtree Parkway loan.  We now own the North Springs property debt free and have listed it for a sales price of $16,600,000 as outlined above.

Exclusive Sales Listing Agreement for Northridge Office Building

On January 31, 2013, we retained CBRE, Inc., a global full service real estate firm, to sell our 37,864 square foot Northridge Office Building for a price of $5,750,000.  We believe the market and demand for high quality office buildings has significantly improved, providing us with the opportunity to sell this asset.  This sale would pay off the $2,498,334 loan secured by the Northridge Office Building and reduce our ongoing operating expenses by approximately $210,000 per year.

Extension and Renewal of Highway 20 Land Loan

On January 30, 2013, we renewed our $2,905,000 Highway 20 land loan and extended the maturity date to October 8, 2013.  The loan modification was subject to the lender’s review of a new appraisal of the Highway 20 property, which had an appraised value of $6,100,000 resulting in a loan to value ratio of 48%.  As part of the loan extension and due to the increase in the appraised value of the Highway 20 property, the lender waived the scheduled requirement to make a one-time $300,000 principal reduction by February 15, 2013.  The loan continues to require fixed principal payments of $5,000 per month through the maturity date, and we established an $80,500 interest reserve to pay the monthly interest payments at the prime rate with a floor of 5.5% per annum.

Pending Disposition of Spectrum at the Mall of Georgia Retail Center

We own Spectrum at the Mall of Georgia, a 30,050 square foot retail center located in Buford, Georgia that secures a $4,691,528 nonrecourse loan.  As we have consistently stated in our annual and quarterly reports, our objective is to exit the retail shopping center business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective and Spectrum’s approximately $165,000 in annual negative cash flow, we elected not to make the debt service payment on that retail center in January 2013 and have allowed the loan to go into default.  In February 2013, we notified the lender of our intent to transfer the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property.  Because the loan is non-recourse, we would have no further obligations to the lender for this loan.  This transaction would reduce our debt by $4,691,528 and decrease our operating expenses by approximately $165,000 per year.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt.  The primary reason for our negative operating cash flow is that we own five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.  These five tracts of land have a combined carrying value of $23,881,789, and are encumbered with land loans totaling $7,895,000.  We have substantial equity in these tracts of land, two of which are an integral part of our multifamily community development and construction program and the other three tracts of land are held for sale.  Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loan we need to make substantial progress in constructing and leasing up our planned Bradley Park and Highway 20 multifamily communities as described in Liquidity and Capital Resources — Business Plan below.

To address these issues, we made substantial progress during the past year in improving our liquidity and balance sheet, and we intend to continue to do so.  Further, if we close the sale of our Northridge property as we expect, the proceeds of that sale would be $4,373,789, which we would use to retire our $2,000,000 loan secured by the property, pay the closing costs and then use the remaining proceeds of $2,328,251 to address our liquidity and capital resources needs.

We had total debt of $17,496,575 as of March 31, 2013.  As of the filing date of this report, we have two loans with a total principal balance of $4,890,000 that mature within the next 12 months: (a) the

$2,000,000 Northridge land loan that matures on May 22, 2013 (which we can extend to August 22, 2013 by paying the $60,000 in interest that would accrue during the extension period and a 1.0% extension fee); and (b) the $2,890,000 Highway 20 loan that matures on October 8, 2013.  If we are unable to renew these loans, we may repay all or part of them from the funds we expect to receive from the sale of the Northridge property or are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.

Results of Operations

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended March 31,
	2013	2012	$(Decrease)
	(Unaudited)	(Unaudited)	Increase

TOTAL OPERATING REVENUES	$212,076	$227,802	$(15,726)

OPERATING EXPENSES:
Property operating expenses	133,082	92,158	40,924
General and administrative expenses	444,333	373,939	70,394
Depreciation and amortization	45,243	64,284	(19,041)

Total operating expenses	622,658	530,381	92,277

OTHER INCOME (EXPENSE)	879,517	(353,222)	1,232,739

INCOME (LOSS) FROM CONTINUING OPERATIONS	468,935	(655,801)	1,124,736

LOSS FROM DISCONTINUED OPERATIONS	(22,290)	(69,115)	(46,825)

NET INCOME (LOSS)	$446,645	$(724,916)	$1,171,561

Net income increased $1,171,561 when compared to the 2012 period.  This increase was primarily due to a $15,726 decrease in operating revenues and a $92,277 increase in operating expenses, offset by a $1,232,739 increase in other income (expense) and a $46,825 decrease in loss from discontinued operations.  We explain below the major variances between the 2013 and 2012 periods.

Total operating revenues decreased by $15,726 from $227,802 in the 2012 period to $212,076 in the current period, primarily as a result of a lower occupancy level at our Spectrum retail center and lower rental rates on new leases and renewals.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased by $40,924 from $92,158 in the 2012 period to $133,082 in the current period, primarily due to increased repairs and maintenance expenses.

General and administrative expenses increased by $70,394 from $373,939 in the 2012 period to $444,333 in the current period, primarily due to higher professional service fees and expenses relating to the listing of the Northridge Office Building and North Springs property.

Other income (expense) increased $1,232,739 when compared to the 2012 period, primarily as a result of the $1,253,933 gain on the sale of real estate assets from the sale of 20.6 acres of the Peachtree Parkway property.

Loss from discontinued operations decreased by $46,825 when compared to the 2012 period, primarily because we no longer incurred any depreciation expense related to the Northridge Office Building when we classified it as held for sale on January 31, 2013.

Liquidity and Capital Resources

Overview

At March 31, 2013, we had $35,938,691 in total assets, of which $769,966 was cash and cash equivalents.  In addition, we held $635,660 in restricted cash.  Of our restricted cash at March 31, 2013, $102,973 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $498,525 was reserved for the payment of insurance, real estate taxes, replacement reserves, and tenant improvements for the retail centers.  As of April 19, 2013, we held $645,519 in cash and cash equivalents and $621,949 in restricted cash.  Of our restricted cash balance, $89,262 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $498,525 was reserved for the payment of insurance, real estate taxes, replacement reserves, and tenant improvements for the retail centers.

We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow and to provide the equity capital to develop our Bradley Park and Highway 20 multifamily apartment communities.  We currently estimate that we will need approximately $37,425,000 in debt and equity to complete the construction of Bradley Park and Highway 20.  Our current cash resources are inadequate to meet these needs.  We have described our plans to address these needs in Liquidity and Capital Resources — Business Plan below.

We continue to focus on improving our liquidity and balance sheet.  Further, if we close the sale of our Northridge property as we expect, the net proceeds of that sale would be approximately $2,328,251, which we would use to address our liquidity and capital resources needs.

Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt.  We have two loans with a current aggregate principal balance of $4,890,000 that mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

Northridge (1)	5/22/13	$2,000,000
Highway 20	10/08/13	2,890,000

Total		$4,890,000

(1)         We can extend this loan to August 22, 2013 by paying the $60,000 in interest that would accrue during the extension period and a 1.0% extension fee.

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow until we have completed the sale and disposition of certain of our real estate assets as outlined in Liquidity and Capital Resources — Business Plan below.  The three primary reasons for our negative operating cash flow are as follows:

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

•                  Our general and administrative expenses were $1,521,728 for the calendar year 2012 and $444,333 for the three months ended March 31, 2013; these expenses included the costs of being an SEC reporting company and having our shares listed on the NYSE MKT exchange.  These costs include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums.  We estimate that these additional costs related to being a public reporting company are approximately $635,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt.  We are currently using our unrestricted cash balance of $769,966 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties.

As noted above, we have two loans with a total principal balance of $4,890,000 that mature within the next 12 months.  We plan to repay the $2,000,000 Northridge land loan from the $4,373,789 of proceeds from the sale of the Northridge property, which is scheduled to occur by June 30, 2013.  We plan either to pay off the $2,890,000 Highway 20 land loan with the remaining sales proceeds from the sale of the Northridge property and other cash on hand or to renew the Highway 20 land loan and extend its maturity date at least 12 months.  We believe that our long history of operating and developing real estate, our current plans for developing some of our existing land and selling certain of our real estate assets will allow us to successfully extend this loan or find alternative funding.  If we were required to use our current cash balances to pay down existing loans, those repayments and the corresponding reductions in our cash could adversely affect our ability to execute our plans as described further below.

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

Our primary objectives for 2013 are to continue to seek to sell certain real estate assets as described below to provide the equity capital to develop the Bradley Park and Highway 20 multifamily apartment communities while continuing to reduce our debt and decrease our operating expenses.  Our plans to accomplish these objectives are outlined below.

Sale of the North Springs Property

On April 9, 2013, we retained CBRE, Inc., a global full service real estate firm, to market and sell our North Springs transit station property for a sales price of $16,600,000 under an Exclusive Marketing Agreement.  We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides us with an excellent opportunity to sell this asset.  We own the North Springs property debt free, and this sale would significantly increase our cash available for investment in the development and construction of our Bradley Park and Highway 20 multifamily apartment communities.

The North Springs property is a 10-acre site zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.  North Springs is located on Peachtree Dunwoody Road across the street from the North Springs rail station in the Perimeter Center area of Sandy Springs.  The Perimeter Center/Sandy Springs area of North Fulton County offers convenient proximity and access to both urban and suburban employment bases and retail conveniences.  Georgia 400 and I-285 provide direct access within minutes to two major regional malls and the Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta’s Central Business District are also readily accessible via Georgia 400.

The Perimeter Center/Sandy Springs market is one of the most dynamic markets in the southeastern United States.  Perimeter Center is Atlanta’s largest employment center outside of downtown Atlanta and includes approximately 28 million square feet of office and retail space.  The area currently has over 110,000 jobs with major employers such as UPS, AT&T Mobility, Cox Enterprises, InterContinental Hotels Group, First Data, AFC Enterprises and Arby’s Restaurant Group, Inc., all of which have a headquarters located in this area.  Just south of the Perimeter Center/Sandy Springs business district is a major medical center anchored by Northside Hospital, St. Joseph’s Hospital, and Children’s Healthcare of Atlanta.

Sale of the Northridge Office Building

We have also retained CBRE, Inc. to sell our 37,864 square foot Northridge Office Building for a sales price of $5,750,000.  We believe the market and demand for high quality office buildings has significantly improved, providing us with the opportunity to sell this asset.  This sale would pay off the $2,498,334 loan secured by the Northridge Office Building and reduce our ongoing operating expenses by approximately $210,000 per year.

Sale of the Northridge Land

As previously reported, we have entered into a contract to sell our 11-acre Northridge land parcel.  Under the terms of the sales contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 in development and construction expenses.  The closing is scheduled to occur on or before June 30, 2013.  This sale would pay off $2,000,000 in debt secured by the Northridge land and reduce our operating expenses by approximately $300,000 per year.

Sale of the Other Land Parcel

We also continue to actively market for sale a one-acre commercial site in Johns Creek that has a book value of $500,000, which we own debt free.

Disposition of the Retail Centers

As we have previously stated in our annual and quarterly reports, our objective is to exit the retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective, in February 2013, we notified the lender of our intent to transfer the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property.  Because the loan is non-recourse, we would have no further obligations to the lender for this loan.  This transaction would reduce our debt by $4,691,528 and reduce our operating expenses by approximately $165,000 per year.

To complete our exit from the retail shopping center business, we also intend to sell the Bassett retail center, which has a current independent appraised value of $3,160,000 and is encumbered by a $2,411,713 loan.  If we are ultimately unable to sell the Bassett retail center for a sales price at least equal to the debt, we may transfer the Bassett retail center to the lender in satisfaction of the debt.  Because the loan is non-recourse, we would have no further obligations to the lender for this loan.  We believe that divesting the retail centers and Northridge Office Building will make it easier to consummate a sale, merger, or other business combination.

Development and Construction of the Bradley Park and Highway 20

Multifamily Apartment Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located.  We believe the economic climate for our business in these markets is improving for the following reasons:

•                  Rents for the “Class A” or upscale apartments communities of the type that we build are projected to increase appreciably during 2013, and the level of rental concessions should continue to decrease.

•                  Occupancy rates for Class A apartments in Atlanta are forecast to continue to increase in 2013.

•                  The number of new apartments constructed in Atlanta was substantially lower in 2012 than in recent years and is expected to remain low in 2013 by historical standards.

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

We believe that these favorable trends will increase the availability of debt and equity capital for the construction of new apartments in our market areas, particularly for companies like ours that have a long history of developing, constructing, leasing up, and selling upscale multifamily communities for substantial profits, and own tracts of land in areas we believe are well-suited for upscale apartments.  For the reasons explained in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as Part II, Item 1A, Risk Factors, below, however, our beliefs and expectations about these favorable trends may not prove to be accurate.

Bradley Park is a 22-acre site located in Forsyth County zoned for 154 multifamily units.  The Bradley Park land has a current independent appraised value of $4,500,000 and is encumbered by a $3,000,000 land loan.  We have completed our development drawings and are ready to begin grading the site.

Highway 20 is a 38-acre site located in Cumming zoned for 210 multifamily units.  The Highway 20 land has a current independent appraised value of $6,100,000 and is encumbered by a $2,890,000 land loan.  We have started the necessary design and development work for this community.

We believe this is an opportune time to create new multifamily apartment communities and that we can create value for our shareholders as we have historically done through developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and long-term capital appreciation.  We intend to move forward with the development and construction of our Bradley Park and Highway 20 multifamily apartment communities.  We currently estimate that we will need approximately $37,425,000 in debt and equity to complete the construction of our Bradley Park and Highway 20 multifamily apartment communities.  We intend to use the sales proceeds from the sale of the North Springs property, the Northridge Office Building, the Northridge land, and the other land parcel to provide the equity to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.

We are also in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors to provide part of the equity needed to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.  We may also form a new affiliate that would raise private equity for the specific purpose of purchasing these two remaining land parcels and constructing multifamily apartment communities.  We may also sell one or both of these land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties as it has agreed to do with the Northridge land parcel.

Possible Sale, Merger, or Business Combination of the Entire Company

As previously reported, in addition to the above transactions, we continue to work on numerous strategic alternatives that would maximize shareholder value through a sale, merger, or other business combination.  We have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination and have entered into mutual confidentiality agreements with 68 different entities.  We remain in active discussions with several companies that have expressed a desire to become a public company through a transaction with us.  As of the filing date of this report, we have not entered into any definitive agreement for such a transaction.  Our management continues to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value.

The completion of our planned property sales and the accomplishment of our 2013 business plan would further reduce our debt by $11,601,575, decrease our operating expenses by another $675,000, and significantly increase our capital resources.  In addition, the completion of each of these transactions will make the company a more attractive merger candidate.

Comparison of Three Months ended March 31, 2013 to Three Months ended March 31, 2012

Cash and cash equivalents increased $368,948 during the first three months of 2013 compared to an increase of $1,141,600 during the 2012 period.  The respective changes in cash are described below.

Net cash used in operating activities in the 2013 period was $141,018 compared to $543,351 used during the 2012 period.  This decrease was primarily the result of a $435,418 decrease in the change in due to affiliates coupled with a $41,903 decrease in interest paid; partially offset by a $25,521 increase in the change in other assets, a $22,086 increase in the change in due to affiliates, and an $84,186 increase in the change in accounts payable, accrued expenses, and other liabilities relating to operating activities.

Net cash provided by investing activities was $7,610,769 during the 2013 period compared to $123,393 of cash used in investing activities during the 2012 period.  This increase was primarily due to the $8,040,000 of sales proceeds from the Peachtree Parkway property and a $217,670 decrease in the change in restricted cash; partially offset by a $445,780 increase in development and construction of real estate assets, a $38,390 decrease in the change in accounts payable, accrued expenses and other liabilities related to investing activities, and a $37,436 decrease in the change in due to affiliates relating to investing activities.

Net cash used in financing activities was $7,100,803 for the 2013 period compared to net cash provided by financing activities of $1,808,344 during the 2012 period.  The increase in cash used by financing activities primarily resulted from the $7,000,200 payoff of the Peachtree Parkway loan.

Debt Maturities

Our existing loans as of March 31, 2013 will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized in the following table:

Debt Maturity Schedule

Year	Remaining Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments

2013	$10,538,569	$145,235		$10,393,334	Northridge
					Northridge Office Highway 20 Bradley Park
2014	4,644,299	4,644,299	Spectrum

2015	66,124	66,124

2016	71,471	71,471

2017	78,417	78,417

Thereafter	2,097,695	2,097,695	Bassett

Total	$17,496,575

(1)         As disclosed elsewhere in this report, the Spectrum retail center loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan.  The loan is nonrecourse, and we do not intend to make any further payments on this loan.  The table above reflects the original May 1, 2014 maturity date of the Spectrum retail center loan.  If this loan were shown as payable as of January 1, 2013, the principal payments in 2013 would increase by $4,583,597, while principal payments would decrease in 2014 by $4,583,597.

Short-Term Debt

We have a total of $4,890,000 in debt that matures within the next 12 months.  All of that debt matures before October 8, 2013.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after April 30, 2014, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt

We have three loans that bear interest at floating rates and these loans had an aggregate outstanding balance of $8,393,334 at March 31, 2013.  One loan totaling $3,000,000 bears interest at 350 basis points over the 30-day LIBOR, a $2,498,334 loan bears interest at 300 basis points over the 30-

day LIBOR with an interest rate floor of 4.50%, and a $2,895,000 loan bears interest at the prime rate with an interest rate floor of 5.50%.  Changes in LIBOR and the prime rate that increase the interest rates on these loans or increase the interest rate above their respective interest rate floors will increase our interest expense.  For example, a 1.0% increase in the interest rates on these loans or an increase in the interest rate above their respective interest rate floors would increase our interest expense by approximately $83,933 per year.

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

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels held for use when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) tenant occupancy, (6) holding period, and (7) an estimated construction budget.  A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded.  Due to uncertainties in the estimation process, actual results could differ materially from those estimates.  Our determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management, evaluation of appraisals, and other applicable valuation techniques.  Because the factors we use in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, we may not achieve the discounted or undiscounted future operating and residual cash flows we estimate in our impairment analyses or those established by appraisals, and we may be required to recognize future impairment losses on our properties held for use.

During the three months ended March 31, 2013 and 2012, we determined that the carrying amounts of our operating real estate assets and our land parcels were recoverable.  Accordingly, we did not record an impairment loss on those assets during these periods.

Recent Accounting Pronouncements

Please refer to Note 2, Basis of Presentation — Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this report for a discussion of recent accounting standards and pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.                        CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2013, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We have sufficiently remediated the inadequacy in our disclosure controls and procedures that caused our Chief Executive Officer and Chief Financial Officer to conclude that, as of December 31, 2012, our disclosure controls were ineffective, so that our Chief Executive Officer and Chief Financial Officer could reach the conclusion expressed in the preceding sentence.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the risk factors described below.  These risk factors could materially affect our business, financial condition, or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.

We have two loans with a total principal balance of $4,890,000 that mature within the next 12 months: (a) the $2,000,000 Northridge land loan that matures on May 22, 2013; and (b) the $2,890,000 Highway 20 loan that matures on October 8, 2013.  If we do not sell the Northridge property as we expect; we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; we are unable to find alternative funding and raise additional capital for the development of the Bradley Park and Highway 20 properties; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us.  Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

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

We have entered into a contract to sell our 11-acre Northridge property to Roberts Properties for a cash sales price of $4,070,000, plus the reimbursements of certain costs.  Under the amended terms of the contract, the closing is scheduled to occur on or before June 30, 2013.  We can provide no assurances that Roberts Properties will be able to close on the purchase by that date.  If we do not sell the Northridge property as we expect, we could suffer the consequences described in the first risk factor above.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Plan

Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and purchase price.  As of the filing date of this report, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan.  We have not repurchased any shares in 2013 or 2012.  The plan does not have an expiration date.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

Entry into a Material Definitive Agreement

On April 23, 2013, our board of directors agreed to extend the closing date of the previously reported contract to sell the 11-acre Northridge property to Roberts Properties, which is wholly owned by Mr. Roberts, our Chief Executive Officer.  The closing was scheduled to occur by April 30, 2013.  Under the terms of the sales contract as amended, the purchase price is $4,070,000, plus the reimbursement of $303,789 in development and construction expenses, and the closing is scheduled to occur on or before June 30, 2013.  The sale would pay off our $2,000,000 Northridge land loan, and the remaining proceeds would significantly increase the company’s capital resources.

Our audit committee, which is composed of three independent directors, approved the original sales contract and the contract amendments in accordance with the committee’s charter and in compliance with the applicable listing rules of the NYSE MKT stock exchange.  Our board of directors also approved the original sales contract and the contract amendments in accordance with our Code of Business Conduct and Ethics, with Mr. Roberts abstaining from all votes.

ITEM 6.        EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1

Exclusive Sales Listing Agreement dated January 31, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (Northridge Office Building). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 28, 2013.]

10.2

Sixth Amendment to Sales Contract dated January 28, 2013 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Roberts Properties, Inc. (Northridge land parcel). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 28, 2013.]

10.3

Loan Modification Agreement effective as of February 21, 2013 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Paul J. A. van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 11, 2013.]

10.4	Seventh Amendment to Sales Contract dated April 23, 2013 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Roberts Properties, Inc. (Northridge land parcel).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 26, 2013

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)