Form 10-Q
period 2013-06-30
ROBERTS REALTY INVESTORS INC
filed 2013-07-26
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common Stock, $.01 par value per share	10,671,684 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible business combination, development, and construction of new multifamily communities and the possible sale of properties, and the ways we may finance our future development and construction activities.  Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.  These statements involve risks, uncertainties, and assumptions, including our ability to obtain construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; uncertainties with respect to the sale of our Northridge Office Building, the sale of our North Springs property, the sale of our Northridge property and our evaluation of strategic alternatives; and other factors discussed in this report and in our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
ASSETS
REAL ESTATE ASSETS:
Land	$4,915,600	$4,915,600
Buildings and improvements	3,671,586	3,671,586
Furniture, fixtures and equipment	163,952	188,023
	8,751,138	8,775,209
Less: accumulated depreciation	(1,704,453)	(1,660,957)
Operating real estate assets	7,046,685	7,114,252
Construction in progress and real estate under development	8,008,000	8,008,000
Real estate assets held for sale	19,058,347	25,299,875

Net real estate assets	34,113,032	40,422,127

CASH AND CASH EQUIVALENTS	203,836	401,018

RESTRICTED CASH	725,841	764,777

DEFERRED FINANCING AND LEASING COSTS — Net of accumulated amortization of $98,310 and $287,219 at June 30, 2013 and December 31, 2012, respectively	65,106	93,330

LEASE INTANGIBLES — Net of accumulated amortization of $0 and $441,952 at June 30, 2013 and December 31, 2012, respectively	—	11,221

DUE FROM AFFILIATES	—	403,182

OTHER ASSETS — Net	174,918	240,873

ASSETS RELATED TO DISCONTINUED OPERATIONS	82,500	103,500

	$35,365,233	$42,440,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$7,098,411	$7,117,531
Land notes payable	5,880,000	5,910,000
Accounts payable and accrued expenses	639,638	449,885
Due to affiliates	72,722	37,542
Security deposits and prepaid rents	31,381	33,038
Liabilities related to real estate assets held for sale	4,558,859	11,604,443

Total liabilities	18,281,011	25,152,439

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	2,607,052	2,674,390

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,667,620 and 10,641,928 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	106,676	106,419
Additional paid-in capital	31,865,190	31,813,622
Treasury shares, at cost	(71,332)	(71,332)
Accumulated deficit	(17,423,364)	(17,235,510)

Total shareholders’ equity	14,477,170	14,613,199

	$35,365,233	$42,440,028

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$154,334	$194,693	$330,773	$383,404
Other operating income	40,640	39,747	76,277	78,838

Total operating revenues	194,974	234,440	407,050	462,242

OPERATING EXPENSES:
Utilities	10,850	11,340	22,356	23,103
Repairs and maintenance	54,732	25,284	115,199	42,251
Real estate taxes	49,788	57,964	101,916	115,454
Marketing, insurance and other	7,600	5,542	16,581	11,480
General and administrative expenses	370,623	379,573	814,956	753,512
Impairment loss on real estate assets	—	275,949	—	275,949
Depreciation and amortization expense	33,814	69,599	79,057	133,883

Total operating expenses	527,407	825,251	1,150,065	1,355,632

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	—	—	1,253,933	—
Interest income	176	1,258	338	2,446
Interest expense	(293,356)	(355,371)	(618,172)	(682,091)
Amortization of deferred financing & leasing costs	(30,244)	(43,138)	(80,006)	(70,828)

Total other (expense) income	(323,424)	(397,251)	556,093	(750,473)

LOSS FROM CONTINUING OPERATIONS	(655,857)	(988,062)	(186,922)	(1,643,863)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(12,785)	64,738	(35,075)	(4,377)

NET LOSS	(668,642)	(923,324)	(221,997)	(1,648,240)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(102,369)	(158,812)	(34,143)	(283,991)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(566,273)	$(764,512)	$(187,854)	$(1,364,249)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic and diluted	$(0.05)	$(0.08)	$(0.02)	$(0.13)
(Loss) income from discontinued operations — basic and diluted	—	0.01	—	—
Net loss — basic and diluted	$(0.05)	$(0.07)	$(0.02)	$(0.13)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(221,997)	$(1,648,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,623	327,747
Impairment loss on real estate assets	—	275,949
Gain on sale of real estate assets	(1,253,933)	—
Amortization of deferred compensation	18,630	32,980
Amortization of above and below market leases	(3,357)	(5,950)
Decrease (increase) in due from affiliates	403,182	(57,924)
Decrease (increase) in other assets	48,631	(50,898)
Increase in due to affiliates	35,785	3,749
Increase in accounts payable, accrued expenses and other liabilities relating to operations	252,528	108,953

Net cash used in operating activities	(540,908)	(1,013,634)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets held for sale	8,040,000	—
Purchase of furniture, fixtures and equipment	(1,902)	(636)
Payment of leasing costs	(4,668)	—
Decrease (increase) in restricted cash	38,936	(29,585)
Decrease in accounts payable, accrued expenses and other liabilities relating to investing activities	(35,654)	—
(Decrease) increase in due to affiliates relating to investing activities	(605)	6,185
Development and construction of real estate assets	(517,586)	(137,785)

Net cash provided by (used in) investing activities	7,518,521	(161,821)

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(19,120)	(76,352)
Principal repayments on land notes payable	(30,000)	(20,000)
Principal repayments on liabilities related to real estate assets held for sale	(7,074,362)	(80,000)
Payment of loan costs	(51,313)	(124,898)
Proceeds from land notes payable related to real estate assets held for sale	—	2,000,000

Net cash (used in) provided by financing activities	(7,174,795)	1,698,750

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(197,182)	$523,295

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$401,018	$568,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$203,836	$1,091,486

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of capitalized interest of $0 for the six months ended June 30, 2013 and June 30, 2012, respectively	$484,098	$726,036

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$—	$6,185

Redemption of operating partnership units for common shares	$33,100	$—

Adjustments to noncontrolling interest in the operating partnership	$(95)	$(11,543)

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s three wholly owned subsidiaries, two of which are Delaware limited liability companies and one is a Georgia limited liability company.  Roberts Realty controls the operating partnership as its sole general partner and had an 84.74% ownership interest in the operating partnership at June 30, 2013 and an 82.81% ownership interest in the operating partnership at June 30, 2012.

At June 30, 2013, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•                  two tracts of land totaling 60 acres in various phases of development and construction;

•                  three tracts of land totaling 22 acres that are held for sale;

•                  two neighborhood retail centers totaling 49,999 square feet; and

•                  one commercial office building totaling 37,864 square feet that is held for sale.

Management’s Business Plan.  During the last year, management has significantly reduced Roberts Realty’s debt and decreased its ongoing operating expenses, and Roberts Realty intends to continue to focus on improving its liquidity and balance sheet.  Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt.  Roberts Realty’s negative operating cash flow is primarily due to its ownership of tracts of land that do not produce ongoing revenue but incur carrying costs of interest expense and real estate taxes, coupled with the low occupancy rates at its Spectrum retail center and Northridge Office Building.  As of the filing date of this report, Roberts Realty has three loans with a total principal balance of $13,066,528 that are scheduled to mature within the next 12 months: (a) the $2,875,000 Highway 20 loan that matures on October 8, 2013; (b) the $4,691,528 Spectrum retail center loan that matures on May 1, 2014 (Roberts Realty is in the process of transferring the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property); and (c) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which Roberts Realty can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension).  See Note 11 — Subsequent Events.

Management intends to renew the Highway 20 land loan and extend its maturity date for 12 months.  Management has listed the North Springs property for sale at a price of $16,600,000 and plans to pay off the $5,500,000 North Springs land loan from the sales proceeds of the North Springs property.  See Note 11 — Subsequent Events.  Management is also seeking to sell the 37,864 square foot Northridge Office Building at a sales price of $5,750,000 and plans to pay off the $2,453,763 Northridge Office Building loan from the sale proceeds.  Management believes that Roberts Realty’s long history of operating and developing real estate, its current plans for developing some of its existing land, and the sale of some of its real estate assets as it plans will allow it to successfully extend these loans or find alternative funding.

Management’s primary objectives for 2013 are to continue to seek to sell some of its real estate assets as described above to provide the equity capital to develop the Bradley Park and Highway 20 multifamily apartment communities while continuing to reduce Roberts Realty’s debt and decrease its operating expenses.  Management’s plans to accomplish these objectives are outlined below.

Sale of the North Springs Property.  Roberts Realty has retained CBRE, Inc., a global full service real estate firm, to market and sell the North Springs transit station property for a sales price of $16,600,000 under an exclusive marketing agreement.  The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs.  The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.  Roberts Realty believes the current market and demand for a transit-oriented, mixed-use site like North Springs provides it with an excellent opportunity to sell this asset.  This sale would pay off the $5,500,000 North Springs land loan (see Note 11 — Subsequent Events) and significantly increase Roberts Realty’s cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the Northridge Office Building.  Roberts Realty is also seeking to sell its 37,864 square foot Northridge Office Building for a sales price of $5,750,000.  Roberts Realty believes the market and demand for high quality office buildings has significantly improved, providing it with the opportunity to sell this asset.  This sale would pay off the $2,453,763 loan secured by the Northridge Office Building and reduce Roberts Realty’s ongoing operating expenses by approximately $210,000 per year.  The sale of the Northridge Office Building would significantly increase Roberts Realty’s cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the Northridge Land.  Roberts Realty is also seeking to sell its 11-acre Northridge land parcel, which is located close to the Georgia 400 and Northridge Road interchange in Sandy Springs, Georgia.  Georgia 400 is the primary artery connecting the affluent North Atlanta suburbs with Atlanta’s most dense employment, office, and retail cores of Perimeter Center, North Point, and Buckhead.  The Northridge land, zoned for 220 multifamily units, has been cleared and graded, and Roberts Realty has obtained the appropriate municipal entitlements for the property.  The Northridge land has a book value of $4,373,789 and is now owned debt free (see Note 11 — Subsequent Events).  The sale of the Northridge land would significantly increase Roberts Realty’s cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

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

To complete its exit from the retail shopping center business, in May 2013, Roberts Realty notified the lender of its intent to transfer the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property.  Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan.  Roberts Realty believes that divesting the retail centers and Northridge Office Building, which will reduce Roberts Realty’s debt by $9,552,174 or 46%, will make it easier to consummate a sale, merger, or other business combination and to obtain equity and debt financing for the development and construction of new multifamily apartment communities.

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

Roberts Realty intends to use the sales proceeds from the sale of the North Springs property, the Northridge Office Building, the Northridge land and the other land parcel to provide the equity to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.  The Bradley Park land has a current independent appraised value of $4,500,000 and is encumbered by a $3,000,000 land loan.  The Highway 20 land has a current independent appraised value of $6,100,000 and is encumbered by a $2,875,000 land loan.

Roberts Realty is also discussing with possible joint venture participants, such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors, providing part of the equity needed to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.  Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of purchasing these two land parcels and constructing multifamily apartment communities.  Roberts Realty may also sell one or both of these land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties.

Possible Sale, Merger, or Other Business Combination.  As previously reported, in addition to the above transactions, Roberts Realty continues to work on numerous strategic alternatives that would maximize shareholder value through a sale, merger, or other business combination.  Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination and has entered into mutual confidentiality agreements with 72 different entities.  Roberts Realty remains in active discussions with several companies that have expressed a desire to become a public company through a transaction with Roberts Realty.  As of the filing date of this report, Roberts Realty has not entered into any definitive agreement for such a transaction.  Management continues to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value.

The completion of Roberts Realty’s planned property dispositions and the accomplishment of its 2013 business plan would further reduce Roberts Realty’s debt by $15,052,174 or 72%, decrease its operating expenses by another $375,000, and significantly increase its capital resources.  In addition, the completion of each of these transactions will make the company a more attractive merger candidate and make it easier to obtain equity and debt financing for the development and construction of new multifamily apartment communities.

2.                                      BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the SEC.  In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements.  The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2012.  Roberts Realty has omitted disclosures from these notes to condensed consolidated financial statements that substantially duplicate the disclosures contained in the notes to the audited financial statements included in the annual report.  In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale in order to conform to the current presentation.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying condensed consolidated balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647).  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock.  The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 15.31% and 17.20% for the three months ended June 30, 2013 and 2012, respectively.  There were 1,166,686 units outstanding as of June 30, 2013 and 1,182,285 units outstanding as of December 31, 2012.  The noncontrolling interest of the unitholders was $2,607,052 at June 30, 2013 and $2,674,390 at December 31, 2012.

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

The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Beginning balance	$2,674,390	$4,406,258
Net loss attributable to noncontrolling interest	(34,143)	(283,991)
Redemptions of noncontrolling partnership units	(33,100)	—
Adjustments to noncontrolling interest in operating partnership	(95)	(11,543)

Ending balance	$2,607,052	$4,110,724

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

3.                                      REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

FASB ASC Topic 360-10, Property, Plant and Equipment — Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met.  Roberts Realty classifies real estate assets as held for sale after the following conditions have been satisfied; (1) receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year.  When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets.  The real estate assets held for sale and the liabilities related to real estate assets held for sale as of June 30, 2013 and December 31, 2012, were as follows:

	Real Estate Assets Held for Sale
Land Parcels	6/30/13	12/31/12

Northridge Land	$4,373,789	$4,373,789
Peachtree Parkway Land	—	6,225,167
North Springs Land	11,000,000	11,000,000
Northridge Office Building	3,184,558	3,200,919
Commercial Site in Johns Creek	500,000	500,000

Total Real Estate Assets Held for Sale	$19,058,347	$25,299,875

	Liabilities Related to Real Estate Assets Held for Sale
Mortgage Notes and Land Loans	6/30/13	12/31/12

Northridge Land	$2,000,000	$2,000,000
Peachtree Parkway Land	—	7,000,200
Northridge Office Building	2,464,172	2,538,334

Total Loans for Real Estate Assets Held for Sale	$4,464,172	$11,538,534
Other Liabilities	94,687	65,909

Total Liabilities Related to Real Estate Assets Held for Sale	$4,558,859	$11,604,443

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

The following table summarizes the discontinued operations for the three and six months ended June 30, 2013 and 2012 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$77,062	$85,152	$161,419	$170,303
Other operating income	—	132,000	—	132,000

Total operating revenues	77,062	217,152	161,419	302,303

OPERATING EXPENSES:
Utilities	19,877	21,500	42,391	44,215
Repairs and maintenance	16,791	16,327	32,233	30,805
Real estate taxes	12,132	13,082	20,540	26,163
Marketing, insurance and other	5,673	7,035	12,962	14,516
General and administrative	4,829	2,961	10,141	7,526
Depreciation and amortization	—	58,525	16,360	117,050

Total operating expenses	59,302	119,430	134,627	240,275

OTHER EXPENSE:
Interest expense	(29,339)	(29,992)	(57,668)	(60,420)
Amortization of deferred financing & leasing costs	(1,206)	(2,992)	(4,199)	(5,985)

Total other expense	(30,545)	(32,984)	(61,867)	(66,405)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(12,785)	$64,738	$(35,075)	$(4,377)

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

Mortgage Notes.  The mortgage notes payable secured by Roberts Realty’s operating properties at June 30, 2013 and December 31, 2012 were as follows (in order of maturity date):

		Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	6/30/13	6/30/13	12/31/12

Spectrum at the Mall of Georgia(1)	5/01/14	5.68%	$4,691,528	$4,691,528
Bassett Retail Center	10/01/19	8.47%	2,406,883	2,426,003

Total Mortgage Notes Payable			7,098,411	7,117,531

Northridge Office Building (2)	8/10/14	4.75%	2,464,172	2,538,334

Totals			$9,562,583	$9,655,865

(1)	The interest rate shown is the stated interest rate of the note. As disclosed elsewhere in this report, the non-recourse loan is in default and interest is being accrued at the default rate of 9.68%.
(2)	The Northridge Office Building mortgage note is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets.

Land Loans.  The loans secured by Roberts Realty’s land parcels at June 30, 2013 and December 31, 2012 were as follows (in order of maturity date):

Land Parcel		Interest Rate as of	Principal Outstanding
Securing Loan	Maturity	6/30/13	6/30/13	12/31/12

Highway 20	10/08/13	5.50%	$2,880,000	$2,910,000
Bradley Park	8/10/14	3.69%	3,000,000	3,000,000

Total Land Loans			5,880,000	5,910,000
Peachtree Parkway (1)(2)	N/A	N/A	—	7,000,200
Northridge (2) (3)	8/22/13	12.00%	2,000,000	2,000,000

Total Land Loans for Real Estate Assets Held for Sale			2,000,000	9,000,200

Totals			$7,880,000	$14,910,200

(1)	Roberts Realty sold the Peachtree Parkway property on February 7, 2013 and repaid the loan in full. The North Springs property, which served as additional collateral for the loan, was released.
(2)	The Peachtree Parkway and Northridge land loans are classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets.
(3)	The Northridge land loan has been paid off in full. See Note 11 — Subsequent Events.

On May 22, 2013, Roberts Realty extended the maturity date of its $2,000,000 Northridge land loan to August 22, 2013.  The loan continued to bear interest at the rate of 12% per annum, and Roberts Realty prepaid the $60,000 in interest that was scheduled to accrue during the extension period and paid a 1.0% extension fee.  The Northridge land loan has been paid off in full.  See Note 11 — Subsequent Events.

On April 24, 2013, Roberts Realty renewed and extended its Northridge Office Building loan to August 10, 2014.  The loan will have monthly payments consisting of a fixed principal amount of $10,410 with interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.75% per annum through December 31, 2013.  Commencing on January 1, 2014 through the maturity date, the loan will bear interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.25% per annum.

On April 24, 2013, Roberts Realty renewed and extended its Bradley Park land loan to August 10, 2014.  The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate through March 31, 2014.  Commencing on April 1, 2014 through the maturity date, the loan will bear interest at the 30-day LIBOR rate plus 350 basis points, with an interest rate floor of 4.75%.

Maturing Short-Term Debt.  As of the filing date of this report, Roberts Realty has three loans with a total principal balance of $13,066,528 that mature within the next 12 months.  For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 1 — Business and Organization — Management’s Business Plan.

5.             SHAREHOLDERS’ EQUITY

Redemptions of Units for Shares.  During the six months ended June 30, 2013, a total of 15,599 operating partnership units were redeemed for 25,692 shares, and during the six months ended June 30, 2012, there were no operating partnership units redeemed for shares.  Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s shares on the date of conversion.

Treasury Stock.  Roberts Realty did not repurchase any shares during the six months ended June 30, 2013 and 2012.

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

There was no restricted stock activity during the six months ended June 30, 2013.  There were no unvested shares of restricted stock outstanding at June 30, 2013.  During 2012, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties.  The grant included a service based vesting period of one year.  Compensation expense related to the restricted stock grant was $1,677 and $18,630 for the three and six months ended June 30, 2013 and $24,079 and $32,980 for the three and six months ended June 30, 2012.  The unearned compensation expense related to restricted stock that will be recognized in future periods was $0 and $18,630 as of June 30, 2013 and December 31, 2012, respectively.

Earnings Per Share.  The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Loss from continuing operations available for common shareholders — basic	$(555,445)	$(818,115)	$(158,173)	$(1,360,625)

Loss from continuing operations attributable to noncontrolling interest	(100,412)	(169,947)	(28,749)	(283,238)

Loss from continuing operations — diluted	$(655,857)	$(988,062)	$(186,922)	$(1,643,863)

(Loss) income from discontinued operations for common shareholders — basic	(10,828)	53,603	(29,680)	(3,623)

(Loss) income from discontinued operations attributable to noncontrolling interest	(1,957)	11,135	(5,395)	(754)

(Loss) income from discontinued operations — diluted	$(12,785)	$64,738	$(35,075)	$(4,377)

Net loss — diluted	$(668,642)	$(923,324)	$(221,997)	$(1,648,240)

Weighted average number of shares — basic	10,662,226	10,419,573	10,652,432	10,397,045

Dilutive securities — weighted average number of units	1,926,961	2,164,669	1,936,755	2,164,669

Weighted average number of shares — diluted	12,589,187	12,584,242	12,589,187	12,561,714

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; owns land; and owns and manages retail centers and one office building.  (Roberts Realty does not currently own any operating multifamily apartment communities and did not own any operating multifamily apartment communities in 2013 or 2012.)  All of Roberts Realty’s properties are located in metropolitan Atlanta, Georgia.  Roberts Realty has the following three reportable operating segments:

1.     the retail/office segment, which consists of operating retail centers and an office building;

2.     the land segment, which consists of various tracts of land; and

3.     the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three and six months ended June 30, 2013 and 2012.  The retail/office segment is composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building.  On January 31, 2013, Roberts Realty listed the Northridge Office Building for sale and classified it as a real estate asset held for sale.  Accordingly, the operations of the Northridge Office Building have been accounted for as discontinued operations.  The land segment is composed of two tracts of land totaling 60 acres that are in various phases of development and construction.  The land segment also includes three tracts of land totaling 22 acres that are classified as real estate assets held for sale in the condensed consolidated balance sheets.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended June 30, 2013

	Retail/Office	Land	Corporate	Total

Rental operations	$154,334	$—	$—	$154,334
Other operating income	40,634	—	6	40,640

Total operating revenues from consolidated entities	194,968	—	6	194,974

Operating expenses	55,425	83,637	354,531	493,593
Depreciation and amortization expense	33,638	—	176	33,814

Total operating expenses from consolidated entities	89,063	83,637	354,707	527,407

Other (expense) income	(170,322)	(153,213)	111	(323,424)

Consolidated loss from continuing operations	(64,417)	(236,850)	(354,590)	(655,857)

Consolidated loss from discontinued operations (Note 3)	(12,785)	—	—	(12,785)

Consolidated net loss	(77,202)	(236,850)	(354,590)	(668,642)

Consolidated loss attributable to noncontrolling interest	(11,820)	(36,262)	(54,287)	(102,369)

Consolidated loss available for common shareholders	$(65,382)	$(200,588)	$(300,303)	$(566,273)

Total assets at June 30, 2013	$11,276,478	$23,941,635	$147,120	$35,365,233

Three Months Ended June 30, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$191,525	$3,168	$—	$194,693
Other operating income	39,734	—	13	39,747

Total operating revenues from consolidated entities	231,259	3,168	13	234,440

Operating expenses	52,528	335,687	367,437	755,652
Depreciation and amortization expense	69,581	—	18	69,599

Total operating expenses from consolidated entities	122,109	335,687	367,455	825,251

Other (expense) income	(126,432)	(272,058)	1,239	(397,251)

Consolidated loss from continuing operations	(17,282)	(604,577)	(366,203)	(988,062)

Consolidated income from discontinued operations (Note 3)	64,738	—	—	64,738

Consolidated net income (loss)	47,456	(604,577)	(366,203)	(923,324)

Consolidated income (loss) attributable to noncontrolling interest	8,162	(103,987)	(62,987)	(158,812)

Consolidated income (loss) available for common shareholders	$39,294	$(500,590)	$(303,216)	$(764,512)

Total assets at June 30, 2012	$13,454,455	$34,995,513	$1,933,604	$50,383,572

Six Months Ended June 30, 2013

	Retail/Office	Land	Corporate	Total

Rental operations	$327,186	$3,587	$—	$330,773
Other operating income	76,258	—	19	76,277

Total operating revenues from consolidated entities	403,444	3,587	19	407,050

Operating expenses	108,628	172,184	790,196	1,071,008
Depreciation and amortization expense	78,788	—	269	79,057

Total operating expenses from consolidated entities	187,416	172,184	790,465	1,150,065

Other (expense) income	(334,207)	890,036	264	556,093

Consolidated (loss) income from continuing operations	(118,179)	721,439	(790,182)	(186,922)

Consolidated loss from discontinued operations (Note 3)	(35,075)	—	—	(35,075)

Consolidated net (loss) income	(153,254)	721,439	(790,182)	(221,997)

Consolidated (loss) income attributable to noncontrolling interest	(23,570)	110,957	(121,530)	(34,143)

Consolidated (loss) income available for common shareholders	$(129,684)	$610,482	$(668,652)	$(187,854)

Total assets at June 30, 2013	$11,276,478	$23,941,635	$147,120	$35,365,233

Six Months Ended June 30, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$377,067	$6,337	$—	$383,404
Other operating income	78,820	—	18	78,838

Total operating revenues from consolidated entities	455,887	6,337	18	462,242

Operating expenses	109,644	381,469	730,636	1,221,749
Depreciation and amortization expense	133,865	—	18	133,883

Total operating expenses from consolidated entities	243,509	381,469	730,654	1,355,632

Other (expense) income	(253,749)	(499,133)	2,409	(750,473)

Consolidated loss from continuing operations	(41,371)	(874,265)	(728,227)	(1,643,863)

Consolidated loss from discontinued operations (Note 3)	(4,377)	—	—	(4,377)

Consolidated net loss	(45,748)	(874,265)	(728,227)	(1,648,240)

Consolidated loss attributable to noncontrolling interest	(7,882)	(150,636)	(125,473)	(283,991)

Consolidated loss available for common shareholders	$(37,866)	$(723,629)	$(602,754)	$(1,364,249)

Total assets at June 30, 2012	$13,454,455	$34,995,513	$1,933,604	$50,383,572

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

	Total Contract Amount	Amounts Incurred from 1/1/13 to 6/30/13	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$425,000

Construction Contracts with Roberts Construction.  Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, North Springs, and Highway 20 properties.  Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit.  Progress payments are paid monthly to Roberts Construction based on the work that has been completed.  The following table lists the amounts incurred on these contracts during the six months ended June 30, 2013.

	Amounts Incurred for Labor and Materials Costs from 1/1/13 to 6/30/13	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/13 to 6/30/13

Bradley Park	$—	$—
Northridge	999	100
North Springs	—	—
Highway 20	—	—

Totals	$999	$100

Other Payments.  At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases, at the retail centers and office building and on the land parcels.  For the six months ended June 30, 2013, Roberts Realty paid $84,800 in cost reimbursements to Roberts Construction for these services.  Additionally, Roberts Properties received cost reimbursements of $5,643 for the six months ended June 30, 2013.  Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2011.  Under the terms of this arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty.  Under this arrangement, Roberts Realty incurred costs of $107,117 for the six months ended June 30, 2013.

Office Leases.  Roberts Realty leases office space in the Northridge Office Building to the Roberts Companies.  Effective as of January 1, 2013, Roberts Realty renewed its leases with the Roberts Companies.  Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.  Both leases are for a one-year term with a rental rate of $17.00 per rentable square foot.  Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $53,984 for the six months ended June 30, 2013.

Expiration of Sales Contract to Sell Northridge Land to Roberts Properties.  Roberts Realty’s previously reported contract to sell its 11-acre Northridge property to Roberts Properties expired according to its terms.  During the term of this contract, Roberts Properties reimbursed Roberts Realty $383,373 for certain development and construction expenses incurred by Roberts Realty.  See Note 11 — Subsequent Events.

Release of Restrictive Covenant on Peachtree Parkway Property.  On October 9, 2012, Roberts Realty entered into an agreement to sell 20.6 acres of the Peachtree Parkway property to Lennar Multifamily Investors, LLC (“Lennar”), an unrelated third party, for $7,590,000.  When Roberts Realty purchased the Peachtree Parkway property in December 2004, it assumed and became bound by a pre-existing restrictive covenant on the property that was previously recorded in the Gwinnett County, Georgia real estate records (the “Restrictive Covenant”) in favor of Roberts Construction.  The Restrictive Covenant provided that if the owner of the Peachtree Parkway property developed it for residential use, Roberts Construction would be engaged as the general contractor for the project on a cost plus basis and would be paid the cost of constructing the project plus 5% overhead and 5% profit.  Lennar informed Roberts Realty that it would not use Roberts Construction as the general contractor.  The sales contract stated that Lennar would not enter into the sales contract unless the Restrictive Covenant was terminated no later than the closing date at no cost to Lennar.  After being advised by Lennar of this requirement, the audit committee of Roberts Realty’s board of directors negotiated with Roberts Construction for the release of the Restrictive Covenant.  Roberts Construction agreed in the sales contract to give up its contractual rights to be the general contractor for the project and to release the Restrictive Covenant on the closing date for a payment of $500,000 from the purchase price to be paid by Lennar.  On February 7, 2013, the closing occurred and Roberts Construction received the payment for releasing the Restrictive Covenant.  Roberts Realty used the remaining $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan and recorded a $1,214,192 gain on the sale.

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

Non-Cash Impairments on Operating Real Estate Assets.  During the six months ended June 30, 2013 and 2012, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its operating assets during either of these periods.

Non-Cash Impairments on Land Parcels.  During the six months ended June 30, 2013, Roberts Realty determined that the carrying amount of its land parcels was recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its real estate assets during this period.  During the six months ended June 30, 2012, Roberts Realty determined that the carrying amount of its 1.34-acre Johns Creek land parcel was not recoverable, and the determination of fair value was based on offers and expressions of interest from unrelated purchasers and market participants.  As a result of this analysis, Roberts Realty recorded a fair value adjustment of $275,949 on the Johns Creek land parcel, which is classified as real estate assets held for sale in the condensed consolidated balance sheets.  Roberts Realty determined that the carrying amounts of its other land parcels were recoverable at June 30, 2012.

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

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of June 30, 2013.

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

10.          COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its properties.  The contracts with Roberts Properties and Roberts Construction are described in Note 7 — Related Party Transactions.  The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs plus 5% for overhead and 5% for profit.

Roberts Realty has entered into architectural and engineering contracts with third parties for the Bradley Park project.  At June 30, 2013, outstanding commitments on these contracts totaled $43,955.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units.  Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis).  Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption.  At June 30, 2013, there were 1,166,686 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities.  The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited.  Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid.  Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2013.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold.  None of the environmental assessments performed on Roberts Realty’s operating properties and land have revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any such environmental liability.

11.          SUBSEQUENT EVENTS

North Springs Land Loan.  On July 18, 2013, Roberts Realty closed a $5,500,000 loan from North Springs Financial, LLC, the lender.  The loan has a maturity date of July 17, 2014 and is secured by the North Springs property, which is listed for sale with CBRE, Inc. for a sales price of $16,600,000.  At closing, Roberts Realty paid a 3.0% origination fee to the lender and established a $755,000 interest reserve to pay the monthly interest only payments at an interest rate of 13% per annum.  Roberts Realty can extend the loan to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension.  Upon the sale of the North Springs property, Roberts Realty will pay a 1% exit fee to the lender.  Roberts Realty intends to use $2,000,000 of the loan proceeds to repay the Northridge land loan and to use the remaining loan proceeds for general working capital purposes.

Repayment of Northridge Land Loan.  On July 19, 2013, Roberts Realty repaid its $2,000,000 Northridge land loan in full.  The Northridge land, which has a book value of $4,373,789, is now unencumbered and owned debt free.

Expiration of Sales Contract to Sell Northridge Land to Roberts Properties.  On July 1, 2013, Roberts Realty’s previously reported contract to sell the 11-acre Northridge property to Roberts Properties expired according to its terms, which resulted in Roberts Realty’s receipt of the $25,000 earnest money deposit.  In accordance with Roberts Realty’s ongoing business plan, it will continue to seek to sell the Northridge land.

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

Overview

We are an equity real estate investment trust, or REIT.  Our primary business is to develop, construct, own, and manage multifamily apartment communities.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At June 30, 2013, we were its sole general partner and owned an 84.74% interest in the operating partnership.  We expect to continue to conduct our business in this organizational structure.  As of the filing date of this report, we own the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•      two tracts of land totaling 60 acres in various phases of development and construction;

•      three tracts of land totaling 22 acres that are held for sale;

•      two neighborhood retail centers totaling 49,999 square feet; and

•      one commercial office building totaling 37,864 square feet that is held for sale.

We plan to complete our exit from the retail business and focus on our primary business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term appreciation.

Recent Developments

North Springs Loan

On July 18, 2013, we closed a $5,500,000 loan from North Springs Financial, LLC, the lender.  The loan has a maturity date of July 17, 2014 and is secured by the North Springs property, which is listed for sale with CBRE, Inc. for a sales price of $16,600,000.  At closing, we paid a 3.0% origination fee to the lender and established a $755,000 interest reserve to pay the monthly interest only payments at an interest rate of 13% per annum.  We can extend the loan to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension.  Upon the sale of the North Springs property, we will pay a 1% exit fee to the lender.

Repayment of Northridge Land Loan

On July 19, 2013, we used $2,000,000 of the North Springs loan proceeds to repay our $2,000,000 Northridge land loan and plan to use the remaining loan proceeds for general working capital purposes.  The Northridge land, which has a book value of $4,373,789, is now unencumbered and owned debt free.

Expiration of Sales Contract to Sell Northridge Land to Roberts Properties

On July 1, 2013, our previously reported contract to sell the 11-acre Northridge property to Roberts Properties expired according to its terms, which resulted in our receipt of the $25,000 earnest money deposit.  During the term of this contract, Roberts Properties reimbursed us $383,373 for certain development and construction expenses we incurred.  In accordance with our ongoing business plan, we will continue to seek to sell the Northridge land.

Extension and Renewal of Northridge Office Building Loan

On April 24, 2013, we extended the maturity date of our Northridge Office Building loan to August 10, 2014.  The loan requires monthly payments consisting of a fixed principal amount of $10,410 with interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.75% per annum through December 31, 2013.  Commencing on January 1, 2014 through the maturity date, the loan will bear interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.25% per annum.

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

Exclusive Marketing Agreement for the North Springs Property

On April 9, 2013, we retained CBRE, Inc., a global full service real estate firm, to market and sell the North Springs transit station property for a sales price of $16,600,000 under an exclusive marketing agreement.  The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs.  The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.  We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides us with an excellent opportunity to sell this asset.  This sale would pay off our $5,500,000 North Springs land loan and significantly increase our cash available for investment in the development and construction of our Bradley Park and Highway 20 multifamily apartment communities.

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

Pending Disposition of Bassett Retail Center

We own the Bassett retail center, a 19,949 square foot retail center located in Buford, Georgia that secures a $2,406,883 nonrecourse loan.  To complete our exit from the retail shopping center business, in May 2013, we elected not to make the debt service payment on the Bassett retail center and have allowed the loan to go into default.  We have notified the lender of our intent to transfer the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property.  Because the loan is non-recourse, we would have no further obligations to the lender for this loan.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt.  The primary reason for our negative operating cash flow is that we own five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.  These five tracts of land have a combined carrying value of $23,881,789, and are encumbered with land loans totaling $11,375,000.  We have substantial equity in these tracts of land, two of which are an integral part of our multifamily community development and construction program and the other three tracts of land are held for sale.  Because the performance of our retail centers and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loan we need to make substantial progress in constructing and leasing up our planned Bradley Park and Highway 20 multifamily communities as described in Liquidity and Capital Resources — Business Plan below.

We had total debt of $17,442,583 as of June 30, 2013.  As of the filing date of this report, we have three loans with a total principal balance of $13,066,528 that are scheduled to mature within the next 12 months: (a) the $2,875,000 Highway 20 loan that matures on October 8, 2013; (b) the $4,691,528 Spectrum retail center loan that matures on May 1, 2014 (we are in the process of transferring the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property); and (c) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension).

To address these issues, we made substantial progress during the past year in improving our liquidity and balance sheet, and we intend to continue to do so.  We have listed the North Springs property for sale at a price of $16,600,000 and intend to pay off the $5,500,000 North Springs land loan from the sales proceeds of the North Springs property.  We are also seeking to sell our 37,864 square foot Northridge Office Building at a sales price of $5,750,000 and intend to pay off the $2,453,763 Northridge Office Building loan from the sale proceeds.  We are also seeking to sell our Northridge land, which has a book value of $4,373,789, and our Johns Creek commercial site, which has a book value of $500,000, both of which are owned debt free.  These sale transactions would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.  If we are unable to renew our loans as anticipated, we may repay all or part of them from the funds we expect to receive from the sales transactions above or the equity we are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.

Results of Operations

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended June 30,
	2013	2012	$Increase
	(Unaudited)	(Unaudited)	(Decrease)

TOTAL OPERATING REVENUES	$194,974	$234,440	$(39,466)

OPERATING EXPENSES:
Property operating expenses	122,970	100,130	22,840
General and administrative expenses	370,623	379,573	(8,950)
Impairment loss on real estate assets	—	275,949	(275,949)
Depreciation and amortization expense	33,814	69,599	(35,785)

Total operating expenses	527,407	825,251	(297,844)

OTHER EXPENSE	(323,424)	(397,251)	(73,827)

LOSS FROM CONTINUING OPERATIONS	(655,857)	(988,062)	(332,205)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(12,785)	64,738	77,523

NET LOSS	$(668,642)	$(923,324)	$(254,682)

Net loss decreased $254,682 when compared to the 2012 period.  This decrease was the result of a $297,844 decrease in operating expenses (primarily due to a substantially lower non-cash impairment loss on real estate assets in the 2013 period when compared to the 2012 period), and a $73,827 decrease in other expense, offset by a $77,523 increase in loss from discontinued operations and a $39,466 decrease in operating revenues.  We explain below the major variances between the 2013 and 2012 periods.

Total operating revenues decreased by $39,466 from $234,440 in the 2012 period to $194,974 in the current period, primarily as a result of a lower occupancy level at the Spectrum retail center and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased by $22,840 from $100,130 in the 2012 period to $122,970 in the current period, primarily as a result of expenses related to the Bradley Park property.

General and administrative expenses decreased by $8,950 from $379,573 in the 2012 period to $370,623 in the current period.

The 2012 period included a $275,949 non-cash impairment loss on our Johns Creek commercial site while there were no impairment losses on real estate assets in the 2013 period.

Other expense decreased $73,827 from $397,251 in the 2012 period to $323,424 in the current period.  This decrease was primarily due to a $62,015 decrease in interest expense resulting from the repayment of the Peachtree Parkway loan and a $12,894 decrease in the amortization of deferred financing and leasing costs.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Six Months Ended June 30,
	2013	2012	$(Decrease)
	(Unaudited)	(Unaudited)	Increase

TOTAL OPERATING REVENUES	$407,050	$462,242	$(55,192)

OPERATING EXPENSES:
Property operating expenses	256,052	192,288	63,764
General and administrative expenses	814,956	753,512	61,444
Impairment loss on real estate assets	—	275,949	(275,949)
Depreciation and amortization expense	79,057	133,883	(54,826)

Total operating expenses	1,150,065	1,355,632	(205,567)

OTHER INCOME (EXPENSE)	556,093	(750,473)	1,306,566

LOSS FROM CONTINUING OPERATIONS	(186,922)	(1,643,863)	(1,456,941)

LOSS FROM DISCONTINUED OPERATIONS	(35,075)	(4,377)	30,698

NET LOSS	$(221,997)	$(1,648,240)	$(1,426,243)

Net loss decreased $1,426,243 when compared to the 2012 period.  This decrease was primarily due to (a) a $205,567 decrease in operating expenses, primarily due to a substantially lower non-cash impairment loss on real estate assets in the 2013 period when compared to the 2012 period, and a $1,306,566 increase in other income (expense), offset by (b) a $55,192 decrease in operating revenues and a $30,698 increase in loss from discontinued operations.  We explain below the major variances between the 2013 and 2012 periods.

Total operating revenues decreased by $55,192 from $462,242 in the 2012 period to $407,050 in the current period primarily as a result of a lower occupancy level at our Spectrum retail center and overall lower rental rates on new leases and renewals.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased by $63,764 from $192,288 in the 2012 period to $256,052 in the current period, primarily as a result of expenses related to work on the Bradley Park property.

General and administrative expenses increased by $61,444 from $753,512 in the 2012 period to $814,956 in the current period, primarily due to higher professional service fees.

The 2012 period included a $275,949 non-cash impairment loss on our Johns Creek commercial site, while there were no impairment losses on real estate assets in the 2013 period.

Other income (expense) increased $1,306,566 primarily due to the $1,253,933 gain on the sale of the Peachtree Parkway property and a $63,919 decrease in interest expense resulting from the repayment of the Peachtree Parkway loan, offset by a $9,178 increase in amortization of deferred financing and leasing costs.

Liquidity and Capital Resources

Overview

At June 30, 2013, we had $35,365,233 in total assets, of which $203,836 was cash and cash equivalents.  In addition, we held $725,841 in restricted cash.  Of our restricted cash at June 30, 2013, $56,081 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $632,997 was reserved for the payment of insurance, real estate taxes, replacement reserves, and tenant improvements for the retail centers.  As of July 19, 2013, we held $2,836,189 in cash and cash equivalents.  In addition, we held $1,467,642 in restricted cash.  Of our restricted cash balance, $797,881 was reserved for the payment of interest and certain other costs on specific outstanding loans, and $632,997 was reserved for the payment of insurance, real estate taxes, replacement reserves, and tenant improvements for the retail centers.

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

We continue to focus on improving our liquidity and balance sheet.  We have listed the North Springs property for sale at a price of $16,600,000 and intend to pay off the $5,500,000 North Springs land loan from the sales proceeds of the North Springs property.  We are seeking to sell our 37,864 square foot Northridge Office Building at a sales price of $5,750,000 and intend to pay off the $2,453,763 Northridge Office Building loan from the sale proceeds.  We are also seeking to sell our Northridge land, which has a book value of $4,373,789, and our Johns Creek commercial site, which has a book value of $500,000, both of which are owned debt free.  These sale transactions would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.  We have described our detailed plans to address these needs in Liquidity and Capital Resources — Business Plan below.

Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt.  We have three loans with a current aggregate principal balance of $13,066,528 that mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

Highway 20	10/08/13	$2,875,000
Spectrum Retail Center	5/01/14	4,691,528
North Springs (1)	7/17/14	5,500,000

Total		$13,066,528

(1)	We can extend this loan to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension.

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow until we have completed the sale and disposition of certain of our real estate assets as outlined in Liquidity and Capital Resources — Business Plan below.  The three primary reasons for our negative operating cash flow are as follows:

•                  We own five tracts of land totaling 82 acres with an aggregate carrying value of $23,881,789 that secure land loans totaling $11,375,000.  Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•                  Due to the continued weakness in the retail and office sectors, one of our retail centers and our office building are producing negative cash flow, and the other retail center is positively cash flowing.

•                  Our general and administrative expenses were $1,521,728 for the calendar year 2012 and $814,956 for the six months ended June 30, 2013; these expenses included the costs of being an SEC reporting company and having our shares listed on the NYSE MKT exchange.  These costs include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums.  We estimate that these additional costs related to being a public reporting company are approximately $675,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt.  As of July 19, 2013, we are using our unrestricted cash balance of $2,836,189 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties.

As noted above, we have three loans with a total principal balance of $13,066,528 that mature within the next 12 months.  We are in the process of transferring the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property.  We plan to renew the Highway 20 land loan and extend its maturity date at least 12 months.  We plan to pay off the $5,500,000 North Springs land loan from the sales proceeds of the North Springs property, which is listed for sale at a price of $16,600,000.  We are seeking to sell the 37,864 square foot Northridge Office Building at a sales price of $5,750,000 and plan to pay off the $2,453,763 Northridge Office Building loan from the sale proceeds.  We are also seeking to sell our Northridge land, which has a book value of $4,373,789, and our Johns Creek commercial site, which has a book value of $500,000, both of which are owned debt free.  These sale transactions would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities. We believe that our long history of operating and developing real estate, our current plans for developing some of our existing land, and the sale of some of our real estate assets will allow us to successfully extend our short-term loans or find alternative funding.  If we were required to use our current cash balances to pay down existing loans, those repayments and the corresponding reductions in our cash could adversely affect our ability to execute our plans as described further below.

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

Our primary objectives for 2013 are to continue to seek to sell some of our real estate assets as described below to provide the equity capital to develop the Bradley Park and Highway 20 multifamily apartment communities while continuing to reduce our debt and decrease our operating expenses.  Our plans to accomplish these objectives are outlined below.

Sale of the North Springs Property

On April 9, 2013, we retained CBRE, Inc., a global full service real estate firm, to market and sell our North Springs transit station property for a sales price of $16,600,000 under an Exclusive Marketing Agreement.  We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides us with an excellent opportunity to sell this asset.  This sale would pay off the $5,500,000 North Springs loan and significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

The North Springs property is a 10-acre site zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.  North Springs is located on Peachtree Dunwoody Road across the street from the North Springs rail station in the Perimeter Center area of Sandy Springs.

Sale of the Northridge Office Building

We are also seeking to sell our 37,864 square foot Northridge Office Building for a sales price of $5,750,000.  We believe the market and demand for high quality office buildings has significantly improved, providing us with the opportunity to sell this asset.  This sale would pay off the $2,453,763 loan secured by the Northridge Office Building and reduce our ongoing operating expenses by approximately $210,000 per year.  The sale of the Northridge Office Building would significantly increase Roberts Realty’s cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the Northridge Land

We are also seeking to sell our 11-acre Northridge land parcel, which is located close to the Georgia 400 and Northridge Road interchange in Sandy Springs, Georgia.  Georgia 400 is the primary artery connecting the affluent North Atlanta suburbs with Atlanta’s most dense employment, office, and retail cores of Perimeter Center, North Point, and Buckhead.  The Northridge land, zoned for 220 multifamily units, has been cleared and graded, and we obtained the appropriate municipal entitlements for the property.  The Northridge land has a book value of $4,373,789 and is now owned debt free.  The sale of the Northridge land would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

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

To complete our exit from the retail shopping center business, in May 2013, we notified the lender of our intent to transfer the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property.  Because the loan is non-recourse, we would have no further obligations to the lender for this loan.  We believe that divesting the retail centers and Northridge Office Building, which will reduce our debt by $9,552,174 or 46%, will make it easier to consummate a sale, merger, or other business combination and to obtain equity and debt financing for the development and construction of our new multifamily apartment communities.

Development and Construction of the Bradley Park and Highway 20

Multifamily Apartment Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located.  We believe the economic climate for our business in these markets is improving for the following reasons:

•                  Rents for the “Class A” or upscale apartments communities of the type that we build are projected to increase appreciably during 2013.

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

We are also discussing with possible joint venture participants, such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors, providing part of the equity needed to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.  We may also form a new affiliate that would raise private equity for the specific purpose of purchasing these two land parcels and constructing multifamily apartment communities.  We may also sell one or both of these land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties.

Possible Sale, Merger, or Business Combination of the Entire Company

As previously reported, in addition to the above transactions, we continue to work on numerous strategic alternatives that would maximize shareholder value through a sale, merger, or other business combination.  We have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination and have entered into mutual confidentiality agreements with 72 different entities.  We remain in active discussions with several companies that have expressed a desire to become a public company through a transaction with us.  As of the filing date of this report, we have not entered into any definitive agreement for such a transaction.  Our management continues to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value.

The completion of our planned property dispositions and the accomplishment of our 2013 business plan would further reduce our debt by $15,052,174 or 72%, decrease our operating expenses by another $375,000, and significantly increase our capital resources.  In addition, the completion of each of these transactions will make the company a more attractive merger candidate and make it easier to obtain equity and debt financing for the development and construction of our new multifamily apartment communities.

Comparison of Six Months ended June 30, 2013 to Six Months ended June 30, 2012

Cash and cash equivalents decreased $197,182 during the first six months of 2013 compared to an increase of $523,295 during the 2012 period.  The respective changes in cash are described below.

Net cash used in operating activities in the 2013 period was $540,908 compared to $1,013,634 of cash used in operating activities during the 2012 period.  This decrease was primarily the result of a $461,106 decrease in the change in due to affiliates, a $99,529 decrease in the change in other assets; partially offset by a $143,575 increase in the change in accounts payable, accrued expenses, and other liabilities relating to operating activities, and a $32,036 increase in the change in due to affiliates.

Net cash provided by investing activities was $7,518,521 during the 2013 period compared to $161,821 of cash used in investing activities during the 2012 period.  This increase was primarily due to the $8,040,000 of sales proceeds from the Peachtree Parkway property and a $68,521 decrease in the change in restricted cash; partially offset by a $379,801 increase in development and construction of real estate assets, a $35,654 decrease in the change in accounts payable, accrued expenses and other liabilities related to investing activities.

Net cash used in financing activities was $7,174,795 for the 2013 period compared to net cash provided by financing activities of $1,698,750 during the 2012 period.  The increase in cash used by financing activities primarily resulted from the $7,000,200 payoff of the Peachtree Parkway loan.

Debt Maturities

Our existing loans as of June 30, 2013 will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized in the following table:

Debt Maturity Schedule

Year	Remaining Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments

2013	$5,082,862	$140,404		$4,942,458	Northridge(1) Highway 20

2014	10,046,013	4,644,299	Spectrum(2)	$5,401,714	Bradley Park Northridge Office
2015	66,124	66,124

2016	71,471	71,471

2017	78,417	78,417

Thereafter	2,097,696	2,097,696	Bassett(3)

Total	$17,442,583

(1)         On July 19, 2013, the $2,000,000 Northridge land loan was paid off in full.

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

(3)         As disclosed elsewhere in this report, the Bassett retail center loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan.  The loan is nonrecourse, and we do not intend to make any further payments on this loan.  The table above reflects the original October 1, 2019 maturity date of the Bassett retail center loan.  If this loan were shown as payable as of January 1, 2013, the principal payments in 2013 would increase by $2,374,410, while principal payments would decrease by $60,702 in 2014, $66,124 in 2015, $71,471 in 2016, $78,417 in 2017 and $2,097,696, thereafter.

Short-Term Debt

We have a total of $13,066,528 in debt that matures within the next 12 months.  All of that debt matures before July 17, 2014.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after July 31, 2014, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt

We have three loans that bear interest at floating rates and these loans had an aggregate outstanding balance of $8,344,172 at June 30, 2013.  One loan totaling $3,000,000 bears interest at 350 basis points over the 30-day LIBOR, a $2,464,172 loan bears interest at 300 basis points over the 30-day LIBOR with an interest rate floor of 4.75%, and a $2,880,000 loan bears interest at the prime rate with an interest rate floor of 5.50%.  Changes in LIBOR and the prime rate that increase the interest rates on these loans or increase the interest rate above their respective interest rate floors will increase our interest expense.  For example, a 1.0% increase in the interest rates on these loans or an increase in the interest rate above their respective interest rate floors would increase our interest expense by approximately $83,442 per year.

Contractual Commitments

Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection, interior design, and construction administration.  We enter into construction contracts in the normal course of business with Roberts Construction and currently have four ongoing construction contracts with Roberts Construction.  The terms of the construction contracts are cost plus 5% for overhead and 5% for profit.

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

Non-Cash Impairments on Operating Real Estate Assets

During the six months ended June 30, 2013 and 2012, we determined that the carrying amounts of our operating real estate assets were recoverable.  Accordingly, we did not record an impairment loss on our operating assets during either of these periods.

Non-Cash Impairments on Land Parcels

During the six months ended June 30, 2013, we determined that the carrying amounts of our land parcels were recoverable.  Accordingly, we did not record an impairment loss on our land parcels during this period.  During the six months ended June 30, 2012, we classified our Johns Creek commercial site as a real estate asset held for sale and determined that its carrying amount was not recoverable.  The determination of fair value was based on offers and expressions of interest from unrelated purchasers and market participants.  As a result of this analysis, we recorded a fair value adjustment of $275,949 on the Johns Creek commercial site.  We determined that the carrying amounts of our other land parcels were recoverable at June 30, 2012.

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

ITEM 4.                        CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2013, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have three loans with a total principal balance of $13,066,528 that are scheduled to mature within the next 12 months: (a) the $2,875,000 Highway 20 loan that matures on October 8, 2013; (b) the $4,691,528 Spectrum retail center loan that matures on May 1, 2014 (we are in the process of transferring the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property); and (c) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension).  If we do not sell the North Springs property, the Northridge Office Building, or the Northridge land as we expect; we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; we are unable to find alternative funding and raise additional capital for the development of the Bradley Park and Highway 20 properties; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us.  Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

We included disclosure regarding our default under the loans secured by our Spectrum and Bassett retail centers in Part I, Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 1 — Business and Organization — Management’s Business Plan — Disposition of the Retail Centers, and Note 4 — Notes Payable.  As permitted by the Instruction to Part II of this Form 10-Q, we hereby incorporate by reference that disclosure into this Item 3.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

We included the following disclosure under Item 1.01, Entry into a Material Definitive Agreement, in our Current Report on Form 8-K dated June 18, 2013:  We entered into an Exclusive Sales Listing Agreement with CBRE, Inc. on January 31, 2013 to sell our 37,864 square foot Northridge Office Building for a sales price of $5,750,000.  The listing agreement was scheduled to expire on July 31, 2013.  On June 18, 2013, we entered into an amendment with CBRE to terminate the listing agreement effective June 17, 2013, provided that CBRE has three prospective purchasers with which they will continue to negotiate in an effort to sell the Northridge Office Building.  Upon a closing of a sale of the Northridge Office Building to one of these three identified parties, CBRE would be paid a commission in accordance with the terms of the listing agreement.

To the extent that the foregoing disclosure regarding the amendment should have also been reported under Item 1.02, Termination of a Material Definitive Agreement, we hereby do so.

ITEM 6.        EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1

Exclusive Marketing Agreement dated April 9, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 9, 2013.]

10.2

Seventh Amendment to Sales Contract dated April 23, 2013 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Roberts Properties, Inc. (Northridge land parcel). [Incorporated by reference to Exhibit 10.4 in our quarterly report on Form 10-Q for the period ended March 31, 2013.]

10.3	Amendment to Listing Agreement effective as of June 17, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (Northridge Office Building).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 26, 2013

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)