Form 10-Q
period 2013-09-30
ROBERTS REALTY INVESTORS INC
filed 2013-10-29
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2013
Common Stock, $.01 par value per share	10,014,582 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible sale or merger of the company, development, and construction of new multifamily communities and the possible sale of some of our real estate assets, and the ways we may finance our future development and construction activities.  Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.  These statements involve risks, uncertainties, and assumptions, including our ability to obtain construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; uncertainties with respect to the sale of our Northridge Office Building, the sale of our North Springs property, the sale of our Northridge property, and our evaluation of strategic alternatives; and other factors discussed in this report and in our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Unaudited)
REAL ESTATE ASSETS:
Land	$1,725,600	$1,725,600
Buildings and improvements	1,320,484	1,320,484
	3,046,084	3,046,084
Less: accumulated depreciation	(642,014)	(615,920)
Operating real estate assets	2,404,070	2,430,164
Construction in progress and real estate under development	8,008,000	8,008,000
Real estate assets held for sale	19,058,347	25,299,875

Net real estate assets	29,470,417	35,738,039

CASH AND CASH EQUIVALENTS	1,781,578	401,018

RESTRICTED CASH	946,546	311,078

DEFERRED FINANCING AND LEASING COSTS — Net of accumulated amortization of $83,285 and $214,174 at September 30, 2013 and December 31, 2012, respectively	207,505	83,731

LEASE INTANGIBLES — Net of accumulated amortization of $0 and $325,414 at September 30, 2013 and December 31, 2012, respectively	—	11,221

DUE FROM AFFILIATES	—	403,182

OTHER ASSETS — Net	163,601	209,954

ASSETS RELATED TO DISCONTINUED OPERATIONS	87,771	5,281,805

	$32,657,418	$42,440,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable	$2,406,883	$2,426,003
Land notes payable	5,615,000	5,910,000
Accounts payable and accrued expenses	467,356	426,229
Due to affiliates	30,400	37,542
Security deposits and prepaid rents	3,281	11,173
Liabilities related to real estate assets held for sale	8,107,006	11,604,443
Liabilities related to discontinued operations	—	4,737,049

Total liabilities	16,629,926	25,152,439

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST — OPERATING PARTNERSHIP	3,203,896	2,674,390

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,671,684 and 10,641,928 shares issued and 10,014,582 and 10,569,211 shares outstanding at September 30, 2013 and December 31, 2012, respectively	106,717	106,419
Additional paid-in capital	31,095,550	31,813,622
Treasury shares, at cost (72,717 shares at September 30, 2013 and December 31, 2012, respectively)	(71,332)	(71,332)
Accumulated deficit	(18,307,339)	(17,235,510)

Total shareholders’ equity	12,823,596	14,613,199

	$32,657,418	$42,440,028

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$67,543	$89,069	$224,573	$269,606
Other operating income	47,429	153,005	91,707	200,471

Total operating revenues	114,972	242,074	316,280	470,077

OPERATING EXPENSES:
Utilities	3,620	2,276	10,128	7,609
Repairs and maintenance	74,528	31,838	179,162	61,923
Real estate taxes	38,061	41,197	115,626	129,224
Marketing, insurance and other	3,582	4,384	13,701	10,072
General and administrative expenses	367,944	427,674	1,166,694	1,175,885
Impairment loss on real estate assets	—	3,937,612	—	4,213,561
Depreciation and amortization expense	8,875	29,200	37,761	87,461

Total operating expenses	496,610	4,474,181	1,523,072	5,685,735

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	—	397,591	1,253,933	397,591
Interest income	298	879	572	3,317
Interest expense	(309,184)	(286,646)	(703,195)	(831,942)
Amortization of deferred financing and leasing costs	(60,003)	(43,025)	(136,150)	(104,338)

Total other (expense) income	(368,889)	68,799	415,160	(535,372)

LOSS FROM CONTINUING OPERATIONS	(750,527)	(4,163,308)	(791,632)	(5,751,030)

LOSS FROM DISCONTINUED OPERATIONS	(306,203)	(1,812,088)	(487,095)	(1,872,606)

NET LOSS	(1,056,730)	(5,975,396)	(1,278,727)	(7,623,636)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(187,675)	(1,027,171)	(206,898)	(1,312,790)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(869,055)	$(4,948,225)	$(1,071,829)	$(6,310,846)

LOSS PER COMMON SHARE — BASIC AND DILUTED (Note 5):

Loss from continuing operations — basic and diluted	$(0.06)	$(0.33)	$(0.06)	$(0.46)
Loss from discontinued operations — basic and diluted	(0.02)	(0.15)	(0.04)	(0.15)
Net loss — basic and diluted	$(0.08)	$(0.48)	$(0.10)	$(0.61)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,278,727)	$(7,623,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	257,851	505,052
Loss on extinguishment of debt	298,543	—
Impairment loss on real estate assets	—	5,923,207
Gain on sale of real estate assets	(1,253,933)	(397,591)
Amortization of deferred compensation	18,630	59,217
Amortization of above and below market leases	(3,357)	(9,179)
Decrease (increase) in due from affiliates	403,182	(149,005)
Decrease (increase) in other assets	26,038	(210,199)
(Decrease) increase in due to affiliates	(6,537)	2,967
Increase in accounts payable, accrued expenses and other liabilities related to operating activities	478,315	243,819

Net cash used in operating activities	(1,059,995)	(1,655,348)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets held for sale	8,040,000	1,200,000
Purchase of furniture, fixtures and equipment	(1,902)	(636)
Payment of leasing costs	(4,668)	—
Increase in restricted cash	(830,419)	(10,480)
(Decrease) increase in accounts payable, accrued expenses and other liabilities related to investing activities	(60,120)	7,526
(Decrease) increase in due to affiliates related to investing activities	(605)	4,540
Reimbursement of expenses related to real estate assets held for sale	—	515,530
Development and construction of real estate assets	(517,586)	(148,886)

Net cash provided by investing activities	6,624,700	1,567,594

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	(19,120)	(114,154)
Principal repayments on land notes payable	(295,000)	(30,000)
Principal repayments on liabilities related to real estate assets held for sale	(9,105,591)	(1,294,800)
Payment of loan costs	(264,434)	(160,692)
Proceeds from land note payable related to real estate assets held for sale	5,500,000	2,000,000

Net cash (used in) provided by financing activities	(4,184,145)	400,354

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,380,560	312,600
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	401,018	568,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,781,578	$880,791

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest for the nine months ended September 30, 2013 and September 30, 2012, respectively	$671,970	$1,111,918

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$—	$4,540

Redemption of operating partnership units for common shares	$37,896	$—

Contribution of common shares for operating partnership units	$(607,760)	$—

Adjustments to noncontrolling interest in the operating partnership	$(166,540)	$(5,404)

NON-CASH DISPOSITION OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Disposition of real estate assets related to discontinued operations	$4,625,604	$—

Decrease in assets related to discontinued operations	$38,144	$—

Extinguishment of liabilities related to discontinued operations	$(5,013,855)	$—

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s two wholly owned subsidiaries, one of which is a Delaware limited liability company and one is a Georgia limited liability company.  Roberts Realty controls the operating partnership as its sole general partner and had an 80.01% ownership interest in the operating partnership at September 30, 2013 and an 82.81% ownership interest in the operating partnership at September 30, 2012.

At September 30, 2013, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•                  two tracts of land totaling 60 acres in various phases of development and construction;

•                  three tracts of land totaling 22 acres that are held for sale;

•                  one neighborhood retail center totaling 19,949 square feet; and

•                one commercial office building totaling 37,864 square feet that is currently under contract to be sold (see Management’s Business Plan below and Note 11 — Subsequent Events).

Management’s Business Plan.  During the last year, management has significantly reduced Roberts Realty’s debt and decreased its ongoing operating expenses.  Roberts Realty intends to continue to focus on increasing its liquidity through the sale of certain real estate assets and to complete its exit from the retail and office business.  These steps will allow Roberts Realty to focus exclusively on its primary business of developing new, high-quality multifamily apartment communities.  Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt.  Roberts Realty’s negative operating cash flow is primarily due to its ownership of tracts of land that do not produce ongoing revenue but incur carrying costs of interest expense and real estate taxes, coupled with the low occupancy rate at its Northridge Office Building, which is currently under contract to be sold.  As of the filing date of this report, Roberts Realty has four loans with a total principal balance of $13,532,533 that are scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which Roberts Realty can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $2,422,533 loan secured by the Northridge Office Building that matures on August 10, 2014; (c) the $3,000,000 Bradley Park land loan that matures on August 10, 2014; and (d) the $2,610,000 Highway 20 land loan that matures on October 8, 2014.

Management is seeking to sell the transit-oriented, mixed-use North Springs property for a sales price of $16,600,000 and plans to pay off the $5,500,000 North Springs land loan from the sales proceeds.  The 37,864 square foot Northridge Office Building is under contract to be sold for $5,280,000, and Roberts Realty plans to pay off the $2,422,533 loan from the sale proceeds.

Management believes that Roberts Realty’s long history of operating and developing real estate, its current plans for developing some of its existing land, and the sale of certain of its real estate assets will allow it to successfully extend its loans as they mature or find alternative financing.  Management’s primary objectives are to continue to seek to sell certain of its real estate assets as described above to provide the equity capital to develop the Bradley Park and Highway 20 multifamily apartment communities while continuing to reduce Roberts Realty’s debt and decrease its operating expenses.  Management’s plans to accomplish these objectives are outlined below.

Sale of the Northridge Office Building.  The 37,864 square foot Northridge Office Building is under contract to be sold for $5,280,000, and the closing is scheduled to occur on or before October 30, 2013, provided that the buyer may extend the closing date to November 15, 2013.  The Northridge Office Building has a carrying value of $3,184,558 and secures a $2,422,533 loan.  This sale would pay off the $2,422,533 loan and reduce Roberts Realty’s ongoing operating expenses by approximately $210,000 per year.  The sale of the Northridge Office Building would significantly increase Roberts Realty’s cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the North Springs Property.  Roberts Realty is seeking to sell the transit-oriented, mixed-use North Springs property for a sales price of $16,600,000.  The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs.  The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.  Roberts Realty believes the current market and demand for a transit-oriented, mixed-use site like North Springs provides it with an excellent opportunity to sell this asset.  This sale would pay off the $5,500,000 North Springs land loan and significantly increase Roberts Realty’s cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the Northridge Land.  Roberts Realty has listed its 11-acre Northridge land parcel for sale with Jones Lang LaSalle, a global full service real estate firm.  The Northridge land parcel is located close to the Georgia 400 and Northridge Road interchange in Sandy Springs, Georgia.  Georgia 400 is the primary artery connecting the affluent North Atlanta suburbs with Atlanta’s most dense employment, office, and retail cores of Perimeter Center, North Point, and Buckhead.  The Northridge land, zoned for 220 multifamily units, has been cleared and graded, and Roberts Realty has obtained the appropriate municipal entitlements for the property.  The Northridge land has a book value of $4,373,789 and is owned debt free.  The sale of the Northridge land would significantly increase Roberts Realty’s cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the Other Land Parcel.  Roberts Realty also continues to actively market for sale a one-acre commercial site in Johns Creek that has a book value of $500,000.

Disposition of the Bassett Retail Center.  As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the office and retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  To complete its exit from the office and retail business, in May 2013, Roberts Realty notified the lender of its intent to transfer the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property.  Because the loan is non-recourse, Roberts Realty would have no further obligations to the lender for this loan.  Roberts Realty believes that the disposition of the

Bassett retail center and the sale of Northridge Office Building, which will in total reduce Roberts Realty’s debt by $4,829,416 or 30%, will make it easier to consummate a sale or merger of the company and to obtain equity and debt financing for the development and construction of new multifamily apartment communities.

Land Parcels Held for Development and Construction.  Roberts Realty intends to move forward with the development and construction of its Bradley Park and Highway 20 multifamily apartment communities.  Management believes this is an opportune time to create new multifamily assets and that Roberts Realty can create value for shareholders as it has historically done through developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and capital appreciation.

Roberts Realty intends to use the sales proceeds from the sale of the Northridge Office Building, the North Springs property, the Northridge land and the other land parcel to provide the equity to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.  The Bradley Park land has a current independent appraised value of $4,500,000 and is encumbered by a $3,000,000 land loan.  The Highway 20 land has a current independent appraised value of $6,100,000 and is encumbered by a $2,610,000 land loan.

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

Possible Sale, Merger, or Other Business Combination.  As previously reported, in addition to the above transactions, Roberts Realty continues to pursue and work on strategic alternatives that would enhance shareholder value through a sale, merger, or other business combination.  Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination and has entered into mutual confidentiality agreements with 73 different entities.  Roberts Realty remains in active discussions with several companies that have expressed a desire to become a public company through a transaction with Roberts Realty.  As of the filing date of this report, Roberts Realty has not entered into any definitive agreement for such a transaction.  Management intends to continue to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value.

The completion of Roberts Realty’s planned property dispositions would further reduce Roberts Realty’s debt by $10,329,416 or 65%, decrease its operating expenses by another $210,000, and significantly increase its capital resources available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.  In addition, the completion of each of these transactions will make Roberts Realty a more attractive merger candidate and make it easier to obtain equity and debt financing for the development and construction of new multifamily apartment communities.

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

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of Roberts Realty common stock.  Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio.  Roberts Realty has adopted a policy of issuing shares in exchange for all units submitted for redemption.

In July 2013, the operating partnership privately offered to investors who held both units of the operating partnership and shares of common stock the opportunity to contribute shares to the operating partnership in exchange for units (provided that the investors are “accredited investors” under SEC Rule 501 of Regulation D under the Securities Act of 1933, as amended).  The opportunity remains open to those accredited investors.  Consistent with the Conversion Factor noted above, the offering of units uses a “Contribution Factor” such that an accredited investor who contributes shares to the operating partnership will receive one unit for every 1.647 shares contributed.

The noncontrolling interest of the unitholders in the operating partnership on the accompanying condensed consolidated balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities).  The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647).  The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock or as Roberts Realty common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor.  The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.76% and 17.19% for the three months ended and 16.18% and 17.22% for the nine months ended September 30, 2013 and 2012, respectively.  There were 1,519,036 units outstanding as of September 30, 2013 and 1,182,285 units outstanding as of December 31, 2012.

The noncontrolling interest of the unitholders was $3,203,896 at September 30, 2013 and $2,674,390 at December 31, 2012.

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

The following table details the components of noncontrolling interest related to unitholders in the      operating partnership for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

Beginning balance	$2,674,390	$4,406,258
Net loss attributable to noncontrolling interest	(206,898)	(1,312,790)
Redemptions of noncontrolling partnership units	(37,896)	—
Contribution of common shares for noncontrolling partnership units	607,760	—
Adjustments to noncontrolling interest in operating partnership	166,540	(5,404)

Ending balance	$3,203,896	$3,088,064

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

3.                                      REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

FASB ASC Topic 360-10, Property, Plant and Equipment - Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met.  Roberts Realty classifies real estate assets as held for sale after the following conditions have been satisfied; (1) receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year.  When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or at their fair value, less the estimated selling costs.

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets.  The real estate assets held for sale and the liabilities related to real estate assets held for sale as of September 30, 2013 and December 31, 2012, were as follows:

	Real Estate Assets Held for Sale
	9/30/13	12/31/12

Northridge Land	$4,373,789	$4,373,789
Peachtree Parkway Land	—	6,225,167
North Springs Land	11,000,000	11,000,000
Northridge Office Building	3,184,558	3,200,919
Commercial Site in Johns Creek	500,000	500,000

Total Real Estate Assets Held for Sale	$19,058,347	$25,299,875

	Liabilities Related to Real Estate Assets Held for Sale
	9/30/13	12/31/12

Northridge Land	$—	$2,000,000
Peachtree Parkway Land	—	7,000,200
North Springs Land	5,500,000	—
Northridge Office Building	2,432,943	2,538,334

Total Loans for Real Estate Assets Held for Sale	$7,932,943	$11,538,534
Other Liabilities	174,063	65,909

Total Liabilities Related to Real Estate Assets
Held for Sale	$8,107,006	$11,604,443

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

As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the office and retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective, on January 31, 2013, Roberts Realty listed the Northridge Office Building for sale and classified it as a real estate asset held for sale.  On August 6, 2013, Roberts Realty completed the transfer of the Spectrum retail center to the lender, in satisfaction of the $4,691,528 in debt secured by the property.  Roberts Realty recorded a $298,543 loss on the extinguishment of debt related to this transaction.  Accordingly, the operations of the Northridge Office Building and Spectrum retail center have been accounted for as discontinued operations.  See Note 11 — Subsequent Events.

The following table summarizes the discontinued operations for the three and nine months ended September 30, 2013 and 2012 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$132,904	$174,449	$468,066	$547,619
Other operating income	12,359	36,504	44,358	190,876

Total operating revenues	145,263	210,953	512,424	738,495

OPERATING EXPENSES:
Utilities	23,355	33,357	81,595	95,342
Repairs and maintenance	18,096	19,716	60,894	62,687
Real estate taxes	17,077	20,831	61,968	74,422
Marketing, insurance and other	8,003	10,508	27,427	30,815
General and administrative	1,945	25,475	28,292	29,302
Impairment loss on real estate assets	—	1,709,646	—	1,709,646
Depreciation and amortization expense	8,313	96,873	74,844	289,545

Total operating expenses	76,789	1,916,406	335,020	2,291,759

OTHER (EXPENSE) INCOME:
Loss on extinguishment of debt	(298,543)	—	(298,543)	—
Interest income	—	4	64	12
Interest expense	(75,096)	(98,431)	(356,924)	(295,646)
Amortization of deferred financing and leasing costs	(1,038)	(8,208)	(9,096)	(23,708)

Total other expense	(374,677)	(106,635)	(664,499)	(319,342)

LOSS FROM DISCONTINUED
OPERATIONS	$(306,203)	$(1,812,088)	$(487,095)	$(1,872,606)

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

Mortgage Notes.  The mortgage notes payable secured by Roberts Realty’s operating properties at September 30, 2013 and December 31, 2012 were as follows (in order of maturity date):

		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	9/30/13	9/30/13	12/31/12

Bassett Retail Center(1)	10/01/19	8.47%	$2,406,883	$2,426,003

Total Mortgage Notes Payable			2,406,883	2,426,003

Spectrum Retail Center(2)	N/A	N/A	—	4,691,528
Northridge Office Building (3)	8/10/14	4.75%	2,432,943	2,538,334

Totals			$4,839,826	$9,655,865

(1)	The interest rate shown is the stated interest rate of the note. As disclosed elsewhere in this report, the non-recourse loan is in default and interest is being accrued at the default rate of 13.47%.
(2)

The Spectrum Retail Center has been transferred to the lender in satisfaction of the debt, and its mortgage note is classified as liabilities related to discontinued operations in the condensed consolidated balance sheets. See Note 3 — Real Estate Assets Held for Sale and Discontinued Operations.

(3)	The Northridge Office Building mortgage note is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets. See Note 11 — Subsequent Events.

Land Loans.  The loans secured by Roberts Realty’s land parcels at September 30, 2013 and December 31, 2012 were as follows (in order of maturity date):

		Interest
Land Parcel		Rate as of	Principal Outstanding
Securing Loan	Maturity	9/30/13	9/30/13	12/31/12

Bradley Park	8/10/14	3.68%	$3,000,000	$3,000,000
Highway 20	10/08/14	5.0%	2,615,000	2,910,000

Total Land Loans			5,615,000	5,910,000

Peachtree Parkway (1)(2)	N/A	N/A	—	7,000,200
Northridge (2)	N/A	N/A	—	2,000,000
North Springs (2)	7/17/14	13.0%	5,500,000	—

Total Land Loans for Real Estate Assets Held for Sale			5,500,000	9,000,200

Totals			$11,115,000	$14,910,200

(1)	The Peachtree Parkway property has been sold and the loan has been paid in full. See Note 3 — Real Estate Assets Held for Sale and Discontinued Operations.
(2)	The Peachtree Parkway, Northridge, and North Springs land loans are classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets.

On September 27, 2013, Roberts Realty renewed and extended its Highway 20 land loan to October 8, 2014.  At closing, Roberts Realty made a $250,000 principal payment and established a $130,000 interest reserve to pay the monthly interest payments at the prime rate plus 1.75% with a floor of 5.0% per annum.  Roberts Realty will continue to make fixed principal payments of $5,000 per month and also provided the lender with a security interest in the one-acre Johns Creek commercial site.

On July 19, 2013, Roberts Realty repaid its $2,000,000 Northridge land loan in full.  The Northridge land, which has a book value of $4,373,789, is now unencumbered and owned debt free.

On July 18, 2013, Roberts Realty closed a $5,500,000 loan secured by the North Springs property.  At closing, Roberts Realty paid a 3.0% origination fee to the lender and established a $755,000 interest reserve to pay the monthly interest only payments at an interest rate of 13% per annum.  Roberts Realty can extend the loan to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension.  Upon the sale of the North Springs property, Roberts Realty will pay a 1% exit fee to the lender.

On April 24, 2013, Roberts Realty renewed and extended its Northridge Office Building loan to August 10, 2014.  The renewed loan requires monthly payments consisting of a fixed principal amount of $10,410 with interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.75% per annum through December 31, 2013.  Commencing on January 1, 2014 through the maturity date, the loan will bear interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.25% per annum.

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

Maturing Short-Term Debt.  As of the filing date of this report, Roberts Realty has four loans with a total principal balance of $13,532,533 that mature within the next 12 months.  For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 1 — Business and Organization — Management’s Business Plan and Note 11 — Subsequent Events.

5.                                      SHAREHOLDERS’ EQUITY

Redemption of Units for Shares.  During the nine months ended September 30, 2013, 18,066 operating partnership units were redeemed for 29,756 shares.  There were no operating partnership units redeemed during the nine months ended September 30, 2012.  Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of redemption.

Contribution of Shares to the Operating Partnership.  During the nine months ended September 30, 2013, 584,385 shares were contributed to the operating partnership and 354,817 units were issued in exchange for the shares contributed.  There were no shares contributed to the operating partnership during the nine months ended September 30, 2012.  The contribution was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s stock price on the date of contribution.

Treasury Stock.  Roberts Realty did not repurchase any shares during the nine months ended September 30, 2013 and 2012.

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

During the nine months ended September 30, 2013, there were no restricted stock grants.  During the nine months ended September 30, 2012, Roberts Realty granted 50,000 shares of restricted stock to an employee of Roberts Properties under the Plan.  The grant included a service based vesting period of one year.  There were no unvested shares of restricted stock outstanding at September 30, 2013, and there were 50,000 unvested shares of restricted stock outstanding at December 31, 2012.  Compensation expense related to restricted stock grants was

$0 and $18,630 for the three and nine months ended September 30, 2013, respectively.  Compensation expense related to restricted stock grants was $26,237 and $59,217 for the three and nine months ended September 30, 2012, respectively.

Earnings Per Share.  The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Loss from continuing operations available for common shareholders — basic	$(617,233)	$(3,447,635)	$(663,546)	$(4,760,703)

Loss from continuing operations attributable to noncontrolling interest	(133,294)	(715,673)	(128,086)	(990,327)

Loss from continuing operations — diluted	$(750,527)	$(4,163,308)	$(791,632)	$(5,751,030)

Loss from discontinued operations available for common shareholders — basic	(251,822)	(1,500,590)	(408,283)	(1,550,143)

Loss from discontinued operations attributable to noncontrolling interest	(54,381)	(311,498)	(78,812)	(322,463)

Loss from discontinued operations — diluted	$(306,203)	$(1,812,088)	$(487,095)	$(1,872,606)

Net loss — diluted	$(1,056,730)	$(5,975,396)	$(1,278,727)	$(7,623,636)

Weighted average number of shares — basic	10,293,452	10,424,518	10,531,457	10,406,270

Dilutive securities — weighted average number of units	2,223,018	2,164,669	2,033,224	2,164,669

Weighted average number of shares — diluted	12,516,470	12,589,187	12,564,681	12,570,939

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

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three and nine months ended September 30, 2013 and 2012.  The retail/office segment is composed of the Bassett and Spectrum retail centers, along with the Northridge Office Building.  As Roberts Realty has previously stated in its annual and quarterly reports, its objective is to exit the office and retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective, on January 31, 2013, Roberts Realty listed the Northridge Office Building for sale and classified it as a real estate asset held for sale.  On August 6, 2013, Roberts Realty completed the transfer of the Spectrum retail center to the lender, in satisfaction of the $4,691,528 in debt secured by the property.  Accordingly, the operations of the Northridge Office Building and Spectrum retail center have been accounted for as discontinued operations.  See Note 11 — Subsequent Events.  The land segment is composed of two tracts of land totaling 60 acres that are in various phases of development and construction.  The land segment also includes three tracts of land totaling 22 acres that are classified as real estate assets held for sale in the condensed consolidated balance sheets.  The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended September 30, 2013

	Retail/Office	Land	Corporate	Total

Rental operations	$67,543	$—	$—	$67,543
Other operating income	22,429	25,000	—	47,429

Total operating revenues from consolidated entities	89,972	25,000	—	114,972

Operating expenses	27,775	126,947	333,013	487,735
Depreciation and amortization expense	8,698	—	177	8,875

Total operating expenses from consolidated entities	36,473	126,947	333,190	496,610

Other (expense) income	(80,332)	(288,854)	297	(368,889)

Consolidated loss from continuing operations	(26,833)	(390,801)	(332,893)	(750,527)

Consolidated loss from discontinued operations (Note 3)	(306,203)	—	—	(306,203)

Consolidated net loss	(333,036)	(390,801)	(332,893)	(1,056,730)

Consolidated loss attributable to noncontrolling interest	(59,147)	(69,406)	(59,122)	(187,675)

Consolidated loss available for common shareholders	$(273,889)	$(321,395)	$(273,771)	$(869,055)

Total assets at September 30, 2013	$5,986,580	$24,057,872	$2,612,966	$32,657,418

Three Months Ended September 30, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$85,900	$3,169	$—	$89,069
Other operating income	152,895	—	110	153,005

Total operating revenues from consolidated entities	238,795	3,169	110	242,074

Operating expenses	806,038	3,252,230	386,713	4,444,981
Depreciation and amortization expense	29,123	—	77	29,200

Total operating expenses from consolidated entities	835,161	3,252,230	386,790	4,474,181

Other (expense) income	(53,897)	121,829	867	68,799

Consolidated loss from continuing operations	(650,263)	(3,127,232)	(385,813)	(4,163,308)

Consolidated loss from discontinued operations (Note 3)	(1,812,088)	—	—	(1,812,088)
Consolidated net loss	(2,462,351)	(3,127,232)	(385,813)	(5,975,396)

Consolidated loss attributable to noncontrolling interest	(423,278)	(537,571)	(66,322)	(1,027,171)

Consolidated loss available for common shareholders	$(2,039,073)	$(2,589,661)	$(319,491)	$(4,948,225)

Total assets at September 30, 2012	$11,357,923	$30,595,936	$1,357,917	$43,311,776

Nine Months Ended September 30, 2013

	Retail/Office	Land	Corporate	Total

Rental operations	$220,986	$3,587	$—	$224,573
Other operating income	66,688	25,000	19	91,707

Total operating revenues from consolidated entities	287,674	28,587	19	316,280

Operating expenses	62,972	299,131	1,123,208	1,485,311
Depreciation and amortization expense	37,316	—	445	37,761

Total operating expenses from consolidated entities	100,288	299,131	1,123,653	1,523,072

Other (expense) income	(186,584)	601,182	562	415,160

Consolidated income (loss) from continuing operations	802	330,638	(1,123,072)	(791,632)

Consolidated (loss) from discontinued operations (Note 3)	(487,095)	—	—	(487,095)

Consolidated net (loss) income	(486,293)	330,638	(1,123,072)	(1,278,727)

Consolidated (loss) income attributable to noncontrolling interest	(78,682)	53,497	(181,713)	(206,898)

Consolidated (loss) income available for common shareholders	$(407,611)	$277,141	$(941,359)	$(1,071,829)

Total assets at September 30, 2013	$5,986,580	$24,057,872	$2,612,966	$32,657,418

Nine Months Ended September 30, 2012

	Retail/Office	Land	Corporate	Total

Rental operations	$260,100	$9,506	$—	$269,606
Other operating income	200,343	—	128	200,471

Total operating revenues from consolidated entities	460,443	9,506	128	470,077

Operating expenses	847,226	3,633,699	1,117,349	5,598,274
Depreciation and amortization expense	87,366	—	95	87,461

Total operating expenses from consolidated entities	934,592	3,633,699	1,117,444	5,685,735

Other (expense) income	(161,344)	(377,304)	3,276	(535,372)

Consolidated loss from continuing operations	(635,493)	(4,001,497)	(1,114,040)	(5,751,030)

Consolidated loss from discontinued operations (Note 3)	(1,872,606)	—	—	(1,872,606)

Consolidated net loss	(2,508,099)	(4,001,497)	(1,114,040)	(7,623,636)

Consolidated loss attributable to noncontrolling interest	(431,895)	(689,058)	(191,837)	(1,312,790)

Consolidated loss available for common shareholders	$(2,076,204)	$(3,312,439)	$(922,203)	$(6,310,846)

Total assets at September 30, 2012	$11,357,923	$30,595,936	$1,357,917	$43,311,776

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

Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide these services for 20 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143.  All of these communities were sold for a substantial profit.

Design and Development Agreements with Roberts Properties.  Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection and interior design.  Roberts Realty has entered into a design and development agreement with Roberts Properties for the project listed in the following table.

	Total Contract Amount	Amounts Incurred from 1/1/12 to 9/30/12	Amounts Incurred from 1/1/13 to 9/30/13	Remaining Contractual Commitment

Highway 20	$1,050,000	$—	$—	$425,000

Construction Contracts with Roberts Construction.  Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, North Springs, and Highway 20 properties.  Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit.  Progress payments are paid monthly to Roberts Construction based on the work that has been completed.  The following tables list the amounts incurred on these contracts during the nine months ended September 30, 2013 and 2012, respectively.

	Amounts Incurred for Labor and Materials Costs from 1/1/13 to 9/30/13	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/13 to 9/30/13

Bradley Park	$—	$—
Northridge	999	100
North Springs	—	—
Highway 20	—	—

Totals	$999	$100

	Amounts Incurred for Labor and Materials Costs from 1/1/12 to 9/30/12	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/12 to 9/30/12

Bradley Park	$922	$92
Northridge	135,805	13,581
Peachtree Parkway	1,126	113
North Springs	286	29
Highway 20	622	62

Totals	$138,761	$13,877

Other Payments.  Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2011.  Under the terms of this arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty.  The reimbursement arrangement allows Roberts Realty to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis.  Under this arrangement, Roberts Realty incurred costs of $188,292 and $123,147 for the nine months ended September 30, 2013 and 2012, respectively.  Additionally, Roberts Properties received cost reimbursements of $6,765 and $5,849, for the nine months ended September 30, 2013 and 2012, respectively.

At the request of Roberts Realty, Roberts Construction performed repairs and maintenance and made tenant improvements for new leases at our retail centers and office building.  Roberts Construction also performed maintenance on the land parcels.  During the nine months ended September 30, 2012, Roberts Realty paid Roberts Construction $143,194 for labor and materials costs plus $14,319 (5% for overhead and 5% for profit).  Additionally, Roberts Construction received cost reimbursements of $176,677 and $30,351 for the nine months ended September 30, 2013 and 2012, respectively.

Office Leases.  Roberts Realty leases office space in the Northridge Office Building to the Roberts Companies.  Effective as of January 1, 2013, Roberts Realty renewed its leases with the Roberts Companies.  Under the renewed leases, Roberts Properties leases 4,431 rentable square feet, and Roberts Construction leases 1,920 rentable square feet.  Both leases are for a one-year term with a rental rate of $17.00 per rentable square foot.  Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $80,975 and $83,357 for the nine months ended September 30, 2013 and 2012, respectively.

Expiration of Sales Contract for Northridge Land.  On July 1, 2013, Roberts Realty’s previously reported contract to sell the 11-acre Northridge property to Roberts Properties expired according to its terms, which resulted in Roberts Realty’s receipt of the $25,000 earnest money deposit.  Additionally, during the term of this contract, Roberts Properties reimbursed Roberts Realty $383,373 for certain development and construction expenses incurred by Roberts Realty.

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

Non-Cash Impairments on Operating Real Estate Assets.  During the nine months ended September 30, 2013, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its operating real estate assets during this period.

During the three and nine months ended September 30, 2012, Roberts Realty determined that the carrying amounts of the Bassett and Spectrum retail centers and the Northridge Office Building were not recoverable as a result of (a) a change in the occupancy at the Spectrum retail center, coupled with lower projected rental rates in the surrounding market area; and (b) lower projected renewal rental rates at the Bassett retail center and the Northridge Office Building.  The determination of fair value was based on a discounted cash flow analysis.  As a result of this analysis, Roberts Realty recorded fair value adjustments of $754,278 on the Bassett retail center, $984,342 on the Spectrum retail center, and $725,304 on the Northridge Office Building.

Non-Cash Impairments on Land Parcels.  During the nine months ended September 30, 2013, Roberts Realty determined that the carrying amount of its land parcels was recoverable.  Accordingly, Roberts Realty did not record an impairment loss on its land parcels during this period.

During the three and nine months ended September 30, 2012, Roberts Realty determined that the carrying amounts for the North Springs land and the one-acre commercial site in Johns Creek were not recoverable.  The determination of fair value for the North Springs land parcel and the one-acre commercial site was based on offers and expressions of interest from unrelated purchasers and market participants.  As a result of this analysis, Roberts Realty recorded fair value adjustments of $2,100,000 on the North Springs land and $100,000 on the Johns Creek land parcel during the three months ended September 30, 2012.  Additionally, during the six months ended June 30, 2012, Roberts Realty recorded a $275,949 fair value adjustment on the Johns Creek land parcel.

Also, during the three and nine months ended September 30, 2012, Roberts Realty determined that the carrying amounts of the Bradley Park and Highway 20 land parcels were not recoverable due to the then current market conditions.  The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for other land parcels.  As a result of this analysis, Roberts Realty recorded fair value adjustments of $773,334 on the Bradley Park land parcel and $210,000 on the Highway 20 land parcel.  Roberts Realty determined that the carrying amounts of its other land parcels were recoverable at September 30, 2012.

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

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of September 30, 2013.

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

	Year Ended December 31, 2012
Description	Total	Level 1	Level 2	Level 3

Operating real estate assets	$2,430,164	$—	$—	$2,430,164
Real estate under development	8,008,000	—	—	8,008,000
Real estate assets held for sale	14,700,919	—	—	14,700,919
Assets related to discontinued operations	4,684,088	—	—	4,684,088

Total assets	$29,823,171	$—	$—	$29,823,171

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

Roberts Realty has entered into architectural and engineering contracts with third parties for the Bradley Park project.  At September 30, 2013, outstanding commitments on these contracts totaled $34,313.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units.  Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions.  Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to redeem those units in exchange for shares (on a 1.647-for-one basis).  Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption.  At September 30, 2013, there were 1,519,036 units outstanding that could be exchanged for shares, subject to the conditions described above.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities.  The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited.  Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid.  Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2013.

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

11.          SUBSEQUENT EVENTS

Sales Contract for the Sale of the Northridge Office Building.  On October 15, 2013, the operating partnership entered into a sales contract for the sale of its 37,864 square foot Northridge Office Building to the Fulton County Board of Education (the “Board of Education”), an unrelated third party, for $5,280,000.  The purchase price is payable in cash and is not subject to any financing contingency.  The Board of Education has deposited $50,000 of nonrefundable earnest money with the escrow agent, and the closing is scheduled to occur on or before October 30, 2013.  The Board of Education may extend the closing date to November 15, 2013 by depositing an additional $50,000 of nonrefundable earnest money with the escrow agent.  The Northridge Office Building has a carrying value of $3,184,558 and secures a $2,422,533 loan.  At the closing, Roberts Realty would use the sales proceeds to pay off the loan secured by the office building and the remaining proceeds would be used for general working capital purposes.

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

Overview

We are an equity real estate investment trust, or REIT.  Our primary business is to develop, construct, own, and manage multifamily apartment communities.  The operating partnership, either directly or through one of its wholly owned subsidiaries, owns all of our properties.  At September 30, 2013, we were its sole general partner and owned an 80.01% interest in the operating partnership.  We expect to continue to conduct our business in this organizational structure.  As of the filing date of this report, we own the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•                  two tracts of land totaling 60 acres in various phases of development and construction;

•                  three tracts of land totaling 22 acres that are held for sale;

•                  one neighborhood retail center totaling 19,949 square feet; and

•                  one commercial office building totaling 37,864 square feet that is currently under contract to be sold.

Recent Developments

Sales Contract for the Sale of the Northridge Office Building

On October 15, 2013, we entered into a sales contract for the sale of our 37,864 square foot Northridge Office Building to the Fulton County Board of Education (the “Board of Education”), an unrelated third party, for $5,280,000.  The purchase price is payable in cash and is not subject to any financing contingency.  The Board of Education has deposited $50,000 of nonrefundable earnest money with the escrow agent, and the closing is scheduled to occur on or before October 30, 2013.  The Board of Education may extend the closing date to November 15, 2013 by depositing an additional $50,000 of nonrefundable earnest money with the escrow agent.  The Northridge Office Building has a carrying value of $3,184,558 and secures a $2,422,533 loan.  At the closing, we would use the sales proceeds to pay off the loan secured by the office building and the remaining proceeds would be used for general working capital purposes.

Extension and Renewal of Highway 20 Land Loan

On September 27, 2013, we renewed and extended our Highway 20 land loan to October 8, 2014.  At the closing, we made a $250,000 principal payment, established a $130,000 interest reserve to pay the monthly interest payments at the prime rate plus 1.75% with a floor of 5.0% per annum, and provided the lender with a security interest in the one-acre Johns Creek commercial site.  Under the renewed loan, we continue to be required to make fixed principal payments of $5,000 per month.

Disposition of the Spectrum Retail Center

We owned Spectrum at the Mall of Georgia, a 30,050 square foot retail center located in Buford, Georgia that secured a $4,691,528 nonrecourse loan.  As we have consistently stated in our annual and quarterly reports, our objective is to exit the retail and office business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  Given that objective, on August 6, 2013, we successfully completed the transfer of the Spectrum retail center to the lender in satisfaction of the $4,691,528 in debt secured by the property.  As a result of this transaction, we reduced our outstanding debt and accrued interest by $4,984,050 or 23%, and we decreased our operating expenses by approximately $165,000 per year.

North Springs Loan

On July 18, 2013, we closed a $5,500,000 loan from North Springs Financial, LLC, the lender.  The loan has a maturity date of July 17, 2014 and is secured by the North Springs property, which we are seeking to sell for a sales price of $16,600,000.  At closing, we paid a 3.0% origination fee to the lender and established a $755,000 interest reserve to pay the monthly interest only payments at an interest rate of 13% per annum.  We can extend the loan to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension.  Upon the sale of the North Springs property, we will pay a 1% exit fee to the lender.

Repayment of Northridge Land Loan

On July 19, 2013, we used $2,000,000 of the North Springs loan proceeds to repay our $2,000,000 Northridge land loan.  We are using the remaining loan proceeds for general working capital purposes.  The Northridge land, which has a book value of $4,373,789, is now unencumbered and owned debt free.

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

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt.  The primary reason for our negative operating cash flow is that we own five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes.  These five tracts of land have a combined carrying value of $23,881,789, and are encumbered with land loans totaling $11,110,000.  We have substantial equity in these tracts of land, two of which are an integral part of our multifamily community development and construction program and the other three tracts of land are held for sale.  Because the performance of our retail center and office building is insufficient to cover our operating expenses, including the carrying costs of our land, we expect to continue to generate negative operating cash flow and to operate at a loss until we raise the equity and obtain the construction loan we need to make substantial progress in constructing and leasing up our planned Bradley Park and Highway 20 multifamily apartment communities as described in Liquidity and Capital Resources — Business Plan below.

We had total debt of $15,954,826 as of September 30, 2013.  As of the filing date of this report, we have four loans with a total principal balance of $13,532,533 that are scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $2,422,533 loan secured by the Northridge Office Building that matures on August 10, 2014 (which building is currently under contract to be sold); (c) the $3,000,000 Bradley Park land loan that matures on August 10, 2014; and (d) the $2,610,000 Highway 20 land loan that matures on October 8, 2014.

To address these issues, we have made substantial progress during the past year in improving our liquidity and balance sheet, and we intend to continue to do so.  We are seeking to sell the transit-oriented, mixed-use North Springs property for a sales price of $16,600,000 and intend to pay off the $5,500,000 North Springs land loan from the sales proceeds.  The 37,864 square foot Northridge Office Building is under contract to be sold for $5,280,000 and we intend to pay off the $2,422,533 Northridge Office Building loan from the sale proceeds.  We are also seeking to sell our Northridge land, which has a book value of $4,373,789 and is owned debt free, along with our Johns Creek commercial site, which has a book value of $500,000.  These sale transactions would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.  If we are unable to renew our loans as anticipated, we may repay all or part of them from the funds we expect to receive from the sales transactions above or the equity we are seeking to raise as described in Liquidity and Capital Resources — Business Plan below.

Results of Operations

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended September 30,
	2013	2012	Increase
	(Unaudited)	(Unaudited)	(Decrease)

TOTAL OPERATING REVENUES	$114,972	$242,074	$(127,102)

OPERATING EXPENSES:
Property operating expenses	119,791	79,695	40,096
General and administrative expenses	367,944	427,674	(59,730)
Impairment loss on real estate assets	—	3,937,612	(3,937,612)
Depreciation and amortization expense	8,875	29,200	(20,325)

Total operating expenses	496,610	4,474,181	(3,977,571)

OTHER (EXPENSE) INCOME	(368,889)	68,799	437,688

LOSS FROM CONTINUING OPERATIONS	(750,527)	(4,163,308)	(3,412,781)

LOSS FROM DISCONTINUED OPERATIONS	(306,203)	(1,812,088)	(1,505,885)

NET LOSS	$(1,056,730)	$(5,975,396)	$(4,918,666)

Net loss decreased $4,918,666 when compared to the 2012 period.  This decrease was the result of a $3,977,571 decrease in operating expenses (primarily due to a lower non-cash impairment loss on real estate assets in the 2013 period when compared to the 2012 period), and a $1,505,885 decrease in loss from discontinued operations, offset by a $437,688 increase in other (expense) income and a $127,102 decrease in operating revenues.  We explain below the major variances between the 2013 and 2012 periods.

Total operating revenues decreased by $127,102 from $242,074 in the 2012 period to $114,972 in the current period, primarily as a result of a decrease in other operating revenue resulting from the settlement in 2012 of a rental amount due by a former retail tenant that defaulted on its lease.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased by $40,096 from $79,695 in the 2012 period to $119,791 in the current period, primarily as a result of expenses related to the work on the Bradley Park property.

General and administrative expenses decreased by $59,730 from $427,674 in the 2012 period to $367,944 in the current period, primarily due to a reduction in the use of temporary labor.

During the current period, we did not record a non-cash impairment loss.  In the 2012 period, we recorded a non-cash impairment loss of $3,937,612 on the following properties:

•                  $2,100,000 on the North Springs land;

•                  $773,334 on the Bradley Park land;

•                  $754,278 on the Bassett retail center;

•                  $210,000 on the Highway 20 land; and

•                  $100,000 on the Johns Creek commercial site.

During the 2012 period, we also recorded a non-cash impairment loss of $1,709,646 on the following operating real estate assets, which loss was shown in discontinued operations:

•                  $984,342 on the Spectrum retail center; and

•                  $725,304 on the Northridge Office Building.

Other (expense) income increased by $437,688, primarily due to the $397,591 gain on sale of real estate assets in the 2012 period, a $22,538 increase in interest expense and a $16,978 increase in the amortization of deferred financing and leasing costs in the 2013 period.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Nine Months Ended September 30,
	2013	2012	Increase
	(Unaudited)	(Unaudited)	(Decrease)

TOTAL OPERATING REVENUES	$316,280	$470,077	$(153,797)

OPERATING EXPENSES:
Property operating expenses	318,617	208,828	109,789
General and administrative expenses	1,166,694	1,175,885	(9,191)
Impairment loss on real estate assets	—	4,213,561	(4,213,561)
Depreciation and amortization	37,761	87,461	(49,700)

Total operating expenses	1,523,072	5,685,735	(4,162,663)

OTHER INCOME (EXPENSE)	415,160	(535,372)	(950,532)

LOSS FROM CONTINUING OPERATIONS	(791,632)	(5,751,030)	(4,959,398)

LOSS FROM DISCONTINUED OPERATIONS	(487,095)	(1,872,606)	(1,385,511)

NET LOSS	$(1,278,727)	$(7,623,636)	$(6,344,909)

Net loss decreased $6,344,909 when compared to the 2012 period.  This decrease was the result of a $4,162,663 decrease in operating expenses (primarily due to a lower non-cash impairment loss on real estate assets in the 2013 period when compared to the 2012 period), a $1,385,511 decrease in loss from discontinued operations, and a $950,532 decrease in other income (expense), offset by a $153,797 decrease in operating revenues.  We explain below the major variances between the 2013 and 2012 periods.

Property operating expenses — consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense — increased by $109,789 from $208,828 in the 2012 period to $318,617 in the current period, primarily as a result of expenses related to the work on the Bradley Park and Northridge properties.

General and administrative expenses decreased by $9,191 from $1,175,885 in the 2012 period to $1,166,694 in the current period.

During the current period, we did not record a non-cash impairment loss.  In the 2012 period, we recorded a non-cash impairment loss of $4,213,561 on the following properties:

•                  $2,100,000 on the North Springs land;

•                  $773,334 on the Bradley Park land;

•                  $754,278 on the Bassett retail center;

•                  $375,949 on the Johns Creek commercial site; and

•                  $210,000 on the Highway 20 land.

During the 2012 period, we also recorded a non-cash impairment loss of $1,709,646 on the following operating real estate assets, which was shown in discontinued operations:

•                  $984,342 on the Spectrum retail center; and

•                  $725,304 on the Northridge Office Building.

Other income (expense) decreased by $950,532, primarily due to the $856,342 increase in the gain on sale of real estate assets and a $128,747 decrease in interest expense, offset by a $31,812 increase in the amortization of deferred financing and leasing costs.

Liquidity and Capital Resources

Overview

At September 30, 2013, we had $32,657,418 in total assets, of which $1,781,578 was cash and cash equivalents.  In addition, we held $946,546 in restricted cash.  Of our restricted cash balance at September 30, 2013, $811,331 was reserved for the payment of interest on specific outstanding loans, and $122,919 was reserved for the payment of insurance, real estate taxes, replacement reserves, and tenant improvements for the Bassett retail center.  As of October 21, 2013, we held $1,584,179 in cash and cash equivalents.  In addition, we held $872,719 in restricted cash.  Of our restricted cash balance, $714,626 was reserved for the payment of interest on specific outstanding loans, and $145,796 was reserved for the payment of insurance, real estate taxes, replacement reserves, and tenant improvements for the Bassett retail center.

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

We continue to focus on improving our liquidity and balance sheet.  We are seeking to sell our transit-oriented, mixed-use North Springs property for a sales price of $16,600,000 and plan to pay off the $5,500,000 North Springs land loan from the sales proceeds.  Our 37,864 square foot Northridge Office Building is under contract to be sold for $5,280,000, and we intend to pay off the $2,422,533 loan from the sale proceeds.  We are also seeking to sell our Northridge land, which has a book value of $4,373,789 and is owned debt free, along with our Johns Creek commercial site, which has a book value of $500,000.  These sale transactions would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.  We have described our detailed plans to address these needs in Liquidity and Capital Resources — Business Plan below.

Our primary liquidity requirements are related to our continuing negative operating cash flow and our maturing short-term debt.  We have four loans with a current aggregate principal balance of $13,532,533 that mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

North Springs (1)	7/17/14	$5,500,000
Bradley Park	8/10/14	3,000,000
Northridge Office Building(2)	8/10/14	2,422,533
Highway 20	10/08/14	2,610,000

Total		$13,532,533

(1)         We can extend this loan to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension.

(2)         The Northridge Office Building is under contract to be sold for $5,280,000.

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow until we have completed the sale and disposition of certain of our real estate assets as outlined in Liquidity and Capital Resources — Business Plan below.  The two primary reasons for our negative operating cash flow are as follows:

•                  We own five tracts of land totaling 82 acres with an aggregate carrying value of $23,881,789 that secure land loans totaling $11,110,000.  Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•                  Our general and administrative expenses were $1,521,728 for the calendar year 2012 and $1,166,694 for the nine months ended September 30, 2013; these expenses included the costs of being an SEC reporting company and having our shares listed on the NYSE MKT exchange.  These costs include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the

Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums.  We estimate that the additional costs related to being a public reporting company are approximately $675,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all direct rental operating expenses, interest, and scheduled amortization of principal on our mortgage debt.  As of October 21, 2013, we are using our unrestricted cash balance of $1,584,179 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and improvements at our existing properties.

As noted above, we have four loans with a total principal balance of $13,522,533 that mature within the next 12 months.  We plan to pay off the $5,500,000 North Springs land loan from the sales proceeds of the North Springs property, which we are seeking to sell at a price of $16,600,000.  Our 37,864 square foot Northridge Office Building is under contract to be sold for $5,280,000, and we intend to pay off the $2,422,533 loan from the sale proceeds.  We are also seeking to sell our Northridge land, which has a book value of $4,373,789 and is owned debt free, along with our Johns Creek commercial site, which has a book value of $500,000.  These sale transactions would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.  We believe that our long history of operating and developing real estate, our current plans for developing some of our existing land, and the sale of certain of our real estate assets will allow us to successfully extend our short-term loans or find alternative funding.  If we were required to use our current cash balances to pay down existing loans, those repayments and the corresponding reductions in our cash could adversely affect our ability to execute our plans as described further below.

We expect to meet our long-term liquidity requirements, including future developments and debt maturities, from the proceeds of construction and permanent loans, the sale of properties, or the equity we raise in a private offering.

Business Plan

Overview and Outlook

We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business plan.  We intend to complete our exit from the retail and office business to focus exclusively on our primary business of developing, constructing, and managing high quality multifamily apartment communities for cash flow and capital appreciation.  During the past year, we have significantly reduced our debt, decreased our operating expenses, and increased our liquidity, and we intend to continue these efforts.

Our primary objectives for are to continue to seek to sell certain of our real estate assets as described below to provide the equity capital to develop the Bradley Park and Highway 20 multifamily apartment communities while continuing to reduce our debt and decrease our operating expenses.  Our plans to accomplish these objectives are outlined below.

Sale of the Northridge Office Building

Our 37,864 square foot Northridge Office Building is under contract to be sold for $5,280,000 and the closing is scheduled to occur on or before November 15, 2013.  The Northridge Office Building has a carrying value of $3,184,558 and secures a $2,422,533 loan.  This sale would pay off the $2,422,533 loan and reduce our ongoing operating expenses by approximately $210,000 per year.  The sale of the Northridge Office Building would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the North Springs Property

We are seeking to sell our transit-oriented, mixed-use North Springs property for a sales price of $16,600,000.  The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs.  The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space.  We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides us with an excellent opportunity to sell this asset.  This sale would pay off the $5,500,000 North Springs land loan and significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the Northridge Land

We have listed our 11-acre Northridge land parcel for sale with Jones Lang LaSalle, which offers specialized real estate services to clients in 70 countries from more than 1,000 locations worldwide.  The Northridge land parcel is located at the Georgia 400 and Northridge Road interchange in Sandy Springs, Georgia.  Georgia 400 is the primary artery connecting the affluent North Atlanta suburbs with Atlanta’s most dense employment, office, and retail cores of Perimeter Center, North Point, and Buckhead.  The Northridge land, zoned for 220 multifamily units, has been cleared and graded, and we have obtained the appropriate municipal entitlements for the property.  The Northridge land has a book value of $4,373,789 and is owned debt free.  The sale of the Northridge land would significantly increase our cash available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Sale of the Other Land Parcel

We also continue to actively market for sale our one-acre commercial site in Johns Creek that has a book value of $500,000.

Disposition of the Bassett Retail Center

As we have previously stated in our annual and quarterly reports, our objective is to exit the office and retail business to focus exclusively on developing, constructing, and managing multifamily apartment communities.  To complete our exit from the office and retail business, in May 2013, we notified the lender of our intent to transfer the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property.  Because the loan is non-recourse, we would have no further obligations to the lender for this loan.  We believe that the disposition of the Bassett retail center will make it easier to obtain equity and debt financing for the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.

Development and Construction of the Bradley Park and Highway 20

Multifamily Apartment Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located.  We believe the economic climate for our business in these markets is improving for the following reasons:

•                  Rents for the “Class A” or upscale apartment communities of the type that we build are projected to continue to increase during 2014.

•                  Occupancy rates for Class A apartments in Atlanta are forecast to continue to increase throughout 2014.

•                  Relatively few new apartments were constructed in Atlanta in 2013 and construction of new apartments is expected to remain low by historical standards throughout 2014.

•                  Employment in metro Atlanta is expected to grow, although at a slower pace compared to historical levels.

•                  Nationally, home ownership rates continue to decline, and we believe that this trend, coupled with larger required down payments for single-family home loans and the fact that the largest demographic group in the history of the United States is entering their peak renting years, will continue to lead to higher demand for apartments generally and in our market areas, specifically.

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

Highway 20 is a 38-acre site located in Cumming zoned for 210 multifamily units.  The Highway 20 land has a current independent appraised value of $6,100,000 and is encumbered by a $2,610,000 land loan.  We have started the necessary design and development work for this community.

We believe this is an opportune time to create new multifamily apartment communities and that we can create value for our shareholders as we have historically done through developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and capital appreciation.  We intend to move forward with the development and construction of our Bradley Park and Highway 20 multifamily apartment communities.  We currently estimate that we will need approximately $37,425,000 in debt and equity to complete the construction of our Bradley Park and Highway 20 multifamily apartment communities.  We intend to use the sales proceeds from the sale of the North Springs property, the Northridge Office Building, the Northridge land, and the other land parcel to provide the equity to develop and construct the Bradley Park and Highway 20 multifamily apartment communities.

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

Possible Sale, Merger, or Business Combination of the Entire Company

As previously reported, in addition to the above transactions, we continue to pursue and work on strategic alternatives that would enhance shareholder value through a sale, merger, or other business combination.  We have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination and have entered into mutual confidentiality agreements with 73 different entities.  We remain in active discussions with several companies that have expressed a desire to become a public company through a transaction with us.  As of the filing date of this report, we have not entered into any definitive agreement for such a transaction.  Our management continues to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value.

The completion of our planned property dispositions would further reduce our debt by $10,329,416 or 65%, decrease our operating expenses by another $210,000, and significantly increase our capital resources available for investment in the development and construction of the Bradley Park and Highway 20 multifamily apartment communities.  In addition, the completion of each of these transactions will make the company a more attractive merger candidate and make it easier to obtain equity and debt financing for the development and construction of new multifamily apartment communities.

Comparison of Nine Months ended September 30, 2013 to Nine Months ended September 30, 2012

Cash and cash equivalents increased $1,380,560 during the first nine months of 2013 compared to an increase of $312,600 during the 2012 period.  The respective changes in our cash and cash equivalents are described below.

Net cash used in operating activities in the 2013 period was $1,059,995 compared to $1,655,348 of cash used in operating activities during the 2012 period.  This decrease was primarily the result of a $552,187 decrease in the change in due from affiliates and a $236,237 decrease in the change in other assets; partially offset by a $234,496 increase in the change in accounts payable, accrued expenses, and other liabilities related to operating activities.

Net cash provided by investing activities was $6,624,700 during the 2013 period compared to $1,567,594 of cash provided by investing activities during the 2012 period.  This increase was primarily due to the $8,040,000 of sales proceeds from the Peachtree Parkway property and an $819,939 increase in the change in restricted cash; partially offset by a $368,700 increase in development and construction of real estate assets and a $67,646 decrease in the change in accounts payable, accrued expenses and other liabilities related to investing activities.

Net cash used in financing activities was $4,184,145 for the 2013 period compared to net cash provided by financing activities of $400,354 during the 2012 period.  The increase in cash used by financing activities primarily resulted from the $7,000,200 payoff of the Peachtree Parkway loan, the

$2,000,000 payoff of the Northridge land loan, the $265,000 increase in principal payments made on the Highway 20 loan, and a $103,742 increase in the payment of loan costs, offset by the $5,500,000 of proceeds from the North Springs loan.

Debt Maturities

Our existing loans as of September 30, 2013 will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2019 as summarized in the following table:

Debt Maturity Schedule

Year	Remaining Principal Payments Per Year	Principal Payments on Nonrecourse (CMBS) Loans	Nonrecourse Loans with Balloon Payments	Principal Payments on Recourse Loans	Recourse Loans with Balloon Payments

2013	$78,702	$32,473		$46,229

2014	13,562,416	60,702		$13,501,714	North Springs Bradley Park Northridge Office Highway 20

2015	66,124	66,124

2016	71,471	71,471

2017	78,417	78,417

Thereafter	2,097,696	2,097,696	Bassett(1)

Total	$15,954,826

(1)         As disclosed elsewhere in this report, the Bassett retail center loan is in default, and we are seeking to transfer the property securing the loan to the lender in satisfaction of the loan.  The loan is nonrecourse, and we do not intend to make any further payments on this loan.  The table above reflects the original October 1, 2019 maturity date of the Bassett retail center loan.  If this loan were shown as payable as of January 1, 2013, the principal payments in 2013 would increase by $2,374,409, while principal payments would decrease by $60,702 in 2014, $66,124 in 2015, $71,471 in 2016, $78,417 in 2017 and $2,097,696 thereafter.

Short-Term Debt

We have a total of $13,532,533 in debt that matures within the next 12 months.  All of that debt matures before October 31, 2014.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Long-Term Debt

With respect to the debt that matures after October 31, 2014, we anticipate that we will refinance the principal balance of that debt at maturity and that we will not have funds on hand sufficient to repay it at maturity.  See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these long-term loans when they mature.

Effect of Floating Rate Debt

We have three loans that bear interest at floating rates.  These loans had an aggregate outstanding balance of $8,047,943 at September 30, 2013.  One loan of $3,000,000 bears interest at 350 basis points over the 30-day LIBOR rate, a $2,432,943 loan bears interest at 300 basis points over the 30-day LIBOR rate with an interest rate floor of 4.75%, and a $2,615,000 loan bears interest at the prime rate plus 175 basis points with an interest rate floor of 5.0%.  Changes in the LIBOR rate and the prime rate that increase the interest rates on these loans or increase the interest rate above their respective interest rate floors will increase our interest expense.  For example, a 1.0% increase in the interest rates on these loans or an increase in the interest rate above their respective interest rate floors would increase our interest expense by approximately $80,479 per year.

Contractual Commitments

Roberts Properties provides us with various development services that include market studies, business plans, design, finish selection and interior design.  We enter into construction contracts in the normal course of business with Roberts Construction and currently have four ongoing construction contracts with Roberts Construction.  The terms of the construction contracts are cost plus 5% for overhead and 5% for profit.

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

Non-Cash Impairments on Operating Real Estate Assets

During the nine months ended September 30, 2013, we determined that the carrying amounts of our operating real estate assets were recoverable.  Accordingly, we did not record an impairment loss on our operating real estate assets during this period.

During the three and nine months ended September 30, 2012, we determined that the carrying amounts of the Bassett and Spectrum retail centers and the Northridge Office Building were not recoverable as a result of (a) a change in the occupancy at the Spectrum retail center, coupled with lower projected rental rates in the surrounding market area; and (b) lower projected renewal rental rates at the Bassett retail center and the Northridge Office Building.  The determination of fair value was based on a discounted cash flow analysis and as a result of this analysis, we recorded fair value adjustments of $754,278 on the Bassett retail center, $984,342 on the Spectrum retail center, and $725,304 on the Northridge Office Building.

Non-Cash Impairments on Land Parcels

During the nine months ended September 30, 2013, we determined that the carrying amount of our land parcels was recoverable.  Accordingly, we did not record an impairment loss on our land parcels during this period.

During the three and nine months ended September 30, 2012, we determined that the carrying amounts for the North Springs land and the one-acre commercial site in Johns Creek were not recoverable.  The determination of fair value for the North Springs land parcel and the one-acre commercial site was based on offers and expressions of interest from unrelated purchasers and market participants.  As a result of this analysis, we recorded fair value adjustments of $2,100,000 on the North Springs land and $100,000 on the Johns Creek land parcel during the three months ended September 30, 2012.  Additionally, during the six months ended June 30, 2012, we recorded a $275,949 fair value adjustment on the Johns Creek land parcel.

Also, during the three and nine months ended September 30, 2012, we determined that the carrying amounts of the Bradley Park and Highway 20 land parcels were not recoverable due to the then current market conditions.  The determination of fair value was based on a discounted cash flow analysis and the review of current market sales comparables for other land parcels.  As a result of this analysis, we recorded fair value adjustments of $773,334 on the Bradley Park land parcel and $210,000 on the Highway 20 land parcel.  We determined that the carrying amounts of our other land parcels were recoverable at September 30, 2012.

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

ITEM 4.                        CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2013, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have four loans with a total principal balance of $13,532,533 that are scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $2,422,533 loan secured by the Northridge Office Building that matures on August 10, 2014 (which building is currently under contract to be sold); (c) the $3,000,000 Bradley Park land loan that matures on August 10, 2014; and (d) the $2,610,000 Highway 20 land loan that matures on October 8, 2014.  If we do not sell the North Springs property, the Northridge Office Building, or the Northridge land as we expect; we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; we are unable to find alternative funding and raise additional capital for the development of the Bradley Park and Highway 20 properties; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be forced to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us.  Those losses could have a materially adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.  Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value.  Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

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

We may be unable to sell our Northridge Office Building or to dispose of our Bassett retail center as we expect.

We have entered into a contract to sell our Northridge Office Building, and the closing is scheduled to occur on or before October 30, 2013, provided that the buyer may extend the closing date to November 15, 2013.  We also intend to dispose of our Bassett retail center.  We can provide no assurances that these transactions will close as we expect.  If these transactions do not close as we expect, our ability to pursue our business plan may be adversely affected.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Units in Exchange for the Contribution of Shares

In July 2013, the operating partnership privately offered to investors who held both units of the operating partnership and shares of common stock the opportunity to contribute shares to the operating partnership in exchange for units (provided that the investors are “accredited investors” under SEC Rule 501 of Regulation D under the Securities Act of 1933, as amended).  On August 14, 2013, the operating partnership issued 354,817 units in exchange for the contribution to the operating partnership of 584,385 common shares.  In issuing the units, the operating partnership relied on an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D under the Securities Act.  The issuance of the units was not effected using any form of general advertising or general solicitation.  Consistent with the Conversion Factor for redemptions of units for shares and the terms of the private offering, the issuance of units used a “Contribution Factor” such that the accredited investor who contributed shares to the operating partnership received one unit for every 1.647 shares contributed.  All holders of units who are “accredited investors” under SEC Rule 501 were offered the opportunity to participate in the private offering of units by the operating partnership in exchange for the contribution of shares, and the opportunity remains open.

Stock Repurchases

Existing Stock Repurchase Plan

Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase up to 600,000 shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on availability, our cash position, and purchase price.  As of the filing date of this report, we have repurchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan.  We have not repurchased any shares in 2013 or 2012 under the plan.  The plan does not have an expiration date.

Acquisition of Shares by the Operating Partnership

As described above in this Item 2 under the heading Issuance of Units in Exchange for the Contribution of Shares, in August 2013 the operating partnership issued 354,817 units in exchange for the contribution to the operating partnership of 584,385 common shares.  Because Roberts Realty is the general partner of the operating partnership, the acquisition of shares by the operating partnership in this manner may be deemed to be the acquisition of shares by an “affiliated purchaser” under SEC Rule 10b-18 that is required to be disclosed in this Item 2 in the following table.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)

July 1, 2013 — July 31, 2013	0		N/A	0	540,362
August 1, 2013 — August 31, 2013	584,385	(1)	N/A	0	540,362
September 1, 2013 — September 30, 2013	0		N/A	0	540,362
Total	584,385			0

(1)         As described above in this Item 2 under the heading Issuance of Units in Exchange for the Contribution of Shares, in August 2013 the operating partnership issued 354,817 units in exchange for the contribution to the operating partnership of 584,385 common shares.

(2)         In September 1998 we originally adopted the stock repurchase plan described under the heading Existing Stock Repurchase Plan above, and we amended that plan in December 2008 and January 2009.  As of the filing date of this report, we have the authority to repurchase an additional 540,362 shares under the plan.  The plan does not have an expiration date.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

We included disclosure regarding our default under the loan secured by our Bassett retail center in Part I, Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 1 — Business and Organization — Management’s Business Plan — Disposition of the Bassett Retail Center, and Note 4 — Notes Payable.  As permitted by the Instruction to Part II of this Form 10-Q, we hereby incorporate by reference that disclosure into this Item 3.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1

Promissory Note in the principal amount of $5,500,000 dated July 18, 2013 by Roberts Properties Residential, L.P. to the order of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 18, 2013.]

10.2

Deed to Secure Debt, Assignment of Rents, and Security Agreement dated July 18, 2013 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 18, 2013.]

10.3

Unconditional Guaranty of Payment and Performance dated July 18, 2013 by Roberts Realty Investors, Inc. in favor of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated July 18, 2013.]

10.4

Amendment to Exclusive Marketing Agreement dated August 20, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 20, 2013.]

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

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2013

ROBERTS REALTY INVESTORS, INC.

	By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)