Form 10-K
period 2013-12-31
ROBERTS REALTY INVESTORS INC
filed 2014-03-06
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐          No ☒

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

          Yes ☐          No ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,567,730 based on the closing sale price of $1.07 per share as reported on the NYSE MKT exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2014
Common Stock, $.01 par value per share	10,045,832 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None	N/A

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible sale, merger, or other business combination, development and construction of new multifamily communities, the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily communities; our possible inability to negotiate extensions of our short-term loans; uncertainties with respect to the closing of the sale of the Johns Creek commercial site; the sale of our North Springs property; our evaluation of strategic alternatives; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

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

PART I

ITEM 1.          BUSINESS.

General

Roberts Realty Investors, Inc. is a self-administered, self-managed equity real estate investment trust, or REIT. Our business is to acquire, develop, construct, own, and manage multifamily apartment communities. We currently own the following properties, all of which are located in metropolitan Atlanta, Georgia:

•	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and
•	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract which is under contract to be sold (these assets are classified as real estate assets held for sale in our consolidated balance sheets).

In the near term, we intend to focus exclusively on developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. After we have obtained the necessary debt and equity capital to fund our development and construction program, as part of our future business and growth plan, we expect to acquire existing multifamily apartment communities and to concentrate our acquisitions on well-located Class B apartment communities in the Southeastern United States that can be upgraded and repositioned in their respective markets.

Recent Developments

Sales Contract for the Sale of the 1.3-acre Johns Creek Commercial Site

On January 22, 2014, we entered into a sales contract to sell our 1.3-acre Johns Creek commercial site for $700,000. The purchaser deposited $35,000 with an escrow agent as earnest money toward the purchase of the property. The closing of the sale is contingent on the successful rezoning of the property. Provided this contingency is satisfied, the closing of the transaction would occur on or before July 21, 2014. We would use the net proceeds from the sale to pay down our $2,590,000 Highway 20 land loan.

Disposition of Bassett Retail Center

We owned the Bassett retail center, a 19,949 square foot retail center located in Buford, Georgia that secured a $2,406,883 nonrecourse loan. On November 5, 2013, we successfully transferred the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property, which completed our exit from the office and retail business. As a result of this transaction, we reduced our outstanding debt and accrued interest by $2,550,785 or 16%.

Sale of the Northridge Office Building

On October 30, 2013, we sold our 37,864 square foot Northridge Office Building to the Fulton County Board of Education for $5,280,000. At the closing, we paid off our $2,422,533 Northridge Office Building loan. We intend to use the $2,520,000 in net sales proceeds to continue the development of our 152-unit Bradley Park apartment community located in Forsyth County, Georgia, which is ranked as America’s 7th fastest growing county by Forbes magazine. We expect to start construction on the Bradley Park apartments in the second quarter of 2014; however; we cannot make substantial progress on constructing and leasing up Bradley Park until we raise the necessary equity and obtain the construction loan as described in Business Plan – Development and Construction of Multifamily Communities below.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts of land have a combined book value of $23,950,385 and a total independent appraised value of $32,890,000 and are encumbered with land loans totaling $11,090,000. We have substantial equity in these properties, which are an integral part of our future business and growth plan. Because we have disposed of all of our operating properties, we expect to continue to generate negative operating cash flow and to operate at a loss until we:

•	complete the sale or joint venture of our North Springs transit oriented, mixed use property; and
•	raise the equity and obtain the construction loans needed to construct and lease up our planned Bradley Park, Northridge, and Highway 20 multifamily apartment communities as described in Business Plan below.

As of March 3, 2014, we had total debt of $11,090,000, all of which is scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $3,000,000 Bradley Park land loan that matures on August 10, 2014; and (c) the $2,590,000 Highway 20 land loan that matures on October 8, 2014.

To address these issues, during the past year we have reduced our net debt by $13 million or 53%, decreased our annual operating expenses by $850,000, and increased our liquidity by $5.6 million. Additionally, we are seeking to sell our North Springs transit-oriented, mixed use property, which has a book value of $11,000,000 and an independent appraised value of $16,350,000. We intend to pay off the $5,500,000 North Springs land loan from the sales proceeds, and we could use the remaining proceeds for investment in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

If we do not sell the North Springs property as we intend or we are unable to extend or refinance the North Springs, Bradley Park, and Highway 20 loans at maturity on acceptable terms, or at all, we might be compelled to dispose of one or more of our properties on disadvantageous terms, which could result in significant losses to us. Additionally, if we are unable to sell one or more properties or find alternative funding to repay the North Springs, Bradley Park, and Highway 20 loans as they mature, we might be forced to return these properties to the respective lenders in satisfaction of the debt secured by these properties, which would result in substantial losses to us.

Business Plan

Overview and Outlook

We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business and growth plan. Our primary objective for 2014 is to sell the North Springs transit-oriented, mixed use property and the 1.3-acre Johns Creek commercial site (which is under contract to be sold) to provide a portion of the equity to develop our Bradley Park, Northridge, and Highway 20 properties while continuing to reduce our debt and decrease our negative operating cash flow. Our plans to accomplish these objectives are outlined below.

Real Estate Assets Held for Sale or Possible Joint Venture

We currently hold two land parcels for sale:

1.	The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs. The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space. North Springs has a book value of $11,000,000 and an independent appraised value of $16,350,000. We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides us with an excellent opportunity to sell this asset or use it to participate in a joint venture. This sale or joint venture would pay off the $5,500,000 North Springs land loan, and we could use the remaining proceeds for investment in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.
2.	Johns Creek is a 1.3-acre commercial site located in Johns Creek that is under contract to be sold for $700,000, as noted in Recent Developments above. We would use the net proceeds from the sale to pay down our Highway 20 land loan.

Development and Construction of Multifamily Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located. We believe the economic climate for our business in these markets is strong for the following reasons:

•	Rents for the “Class A” or upscale apartment communities of the type that we build are projected to continue to increase during 2014.
•	Occupancy rates for Class A apartments in Atlanta are forecast to continue to increase throughout 2014.
•	Relatively few new suburban apartments were constructed in Atlanta in 2013, and construction of new suburban apartments is expected to remain low by historical standards throughout 2014.

•	Employment in metro Atlanta is expected to continue to grow, although at a lower rate when compared to historical levels.
•	Nationally, home ownership rates are declining, and we believe that this trend, coupled with larger required down payments for single-family home loans and the fact that the largest demographic group in the history of the United States is entering their peak renting years, will continue to lead to higher demand for apartments generally and in our market areas, specifically.

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

We currently hold three land parcels for development and construction:

1.	Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, zoned for 154 multifamily units. The property is in Forsyth County, Georgia, which is ranked as America’s 7th fastest growing county by Forbes magazine. Bradley Park is located in close proximity to the Northside Hospital - Forsyth complex, which employs more than 2,200 physicians and 1,800 employees. During 2013, we redesigned Bradley Park and successfully completed the sketch plat process required by Forsyth County. The new sketch plat was approved at a public hearing on November 7, 2013 by the Forsyth County Board of Commissioners. We have also received approval from the U.S. Army Corps of Engineers for our Creek Crossing Permit and have submitted our engineering plans to Forsyth County to obtain the clearing and grading permits for Bradley Park. We expect to obtain the clearing and grading permits during the second quarter of 2014.

2.	Northridge is a 10.9-acre site located in Sandy Springs near the GA-400 and Northridge interchange, zoned for 220 multifamily units. The site is almost equidistant from North Point in Alpharetta, Perimeter Center, and Phipps Plaza/Lenox Mall/Buckhead, which are three of Atlanta’s major employment and retail bases. The community has easy access to Georgia 400, MARTA, Atlanta’s rapid rail transit system; and, outside of peak congestion periods, is within approximately a 30-minute drive of virtually the entire metro area, including Hartsfield Jackson International Airport. We have purchased our land disturbance permit and are currently completing the architectural design to enable us to apply for our building permits from the City of Sandy Springs.

3.	Highway 20 is a 38-acre site located in the City of Cumming in Forsyth County zoned for 210 multifamily units. We have started the necessary design and development work for this community.

We believe this is an opportune time to create new multifamily apartment communities and that we can create value for our shareholders as we have historically done through developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and long-term capital appreciation. We intend to move forward with the development and construction of our Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although we cannot make substantial progress on constructing and leasing up these apartment communities until we raise the necessary equity and obtain the construction loans. We currently estimate that we will need approximately $15,314,000 of additional equity and $50,288,000 of debt to complete the construction of our Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

We intend to use the proceeds from the sale or joint venture of the North Springs property to provide a portion of the equity capital to develop and construct our Bradley Park, Northridge, and Highway 20 multifamily apartment communities. We are also discussing with possible joint venture participants, such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors, providing part of the equity needed to develop and construct these communities. We may also form a new affiliate that would raise private equity for the specific purpose of purchasing one or more of these three land parcels and constructing multifamily apartment communities. We may also sell one or more of these land parcels to Roberts Properties, Inc., which is wholly owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, or to a newly formed affiliate of Roberts Properties, Inc.

If we are unable to sell the North Springs property, find a joint venture partner, or raise private equity as we intend, we will be unable to carry out our planned development and construction program and execute our business plan, which might result in losses to us. We are not able to provide any assurance that we will be able to raise the equity and debt needed to complete the construction of any new multifamily communities.

Future Acquisitions of Existing Multifamily Apartment Communities

After we have obtained the necessary debt and equity capital to fund our development and construction program outlined above, as part of our future business and growth plan, we intend to acquire existing multifamily apartment communities and to focus on well-located Class B apartment communities in the Southeastern United States that can be upgraded and repositioned in their respective markets. We may raise private equity or participate in joint ventures with pension funds, life insurance companies, hedge funds, foreign investors, or local investors to fund the acquisition of these communities. We have successfully implemented this strategy in the past with acquisitions such as St. Andrews at the Polo Club in Wellington, Florida.

Possible Sale, Merger, or Other Business Combination of the Entire Company

Consistent with our previous disclosure, in addition to the above transactions, we continue to pursue and work on strategic alternatives that would enhance shareholder value through a sale, merger, or other business combination. We have engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. We are currently in active discussions with several companies that have expressed a desire to become a public company through a transaction with us. As of the filing date of this report, we have not entered into any definitive agreement for such a transaction. Our management continues to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value, although we are unable to provide any assurance that such a transaction will be consummated.

Transactions with the Roberts Companies and Their Affiliates

Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President, has many years of experience in developing multifamily apartment communities, and we expect to continue to engage in transactions with Roberts Properties, Inc. (“Roberts Properties”), Roberts Properties Construction, Inc. (“Roberts Construction,” which is owned by Mr. Roberts, and together with Roberts Properties, the “Roberts Companies”) or other affiliates of Mr. Roberts. We describe all current agreements and arrangements with the Roberts Companies or other affiliates of Mr. Roberts in Item 13, Certain Relationships and Related Transactions, and Director Independence below.

We have paid fees to the Roberts Companies for various services and will continue to do so in the future. We have purchased properties from Roberts Properties, and we have retained the Roberts Companies for development services and construction services for some of our land parcels, as well as to renovate and reposition apartment communities that we have purchased. Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide these services for the following 20 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143. All of these communities were sold for a substantial profit.

Name of Community	Number of Units	Year Sold	Sales Price	Sales Price Per Unit

+ * Addison Place Townhomes (Phase I)	118	2008	$20,000,000	$169,492
+ * Addison Place Apartments (Phase II)	285	2008	40,000,000	140,351
+ * Ballantyne Place	319	2005	37,250,000	116,771
* St. Andrews at The Polo Club	200	2004	36,000,000	180,000
+ * Preston Oaks	213	2004	26,780,000	125,728
+ * Bradford Creek	180	2004	18,070,000	100,389
+ * Veranda Chase	250	2004	23,250,000	93,000
+ * Plantation Trace	232	2004	21,500,000	92,673
+ * River Oaks	216	2004	20,000,000	92,593
+ * Highland Park	188	2003	17,988,143	95,682
+ * Rosewood Plantation	152	2001	14,800,000	97,368
+ * Crestmark Club	334	2001	25,000,000	74,850
+ * Ivey Brook	146	2000	14,550,000	99,658
+ * Bentley Place	117	1999	8,273,000	70,709
* Windsong	232	1998	9,750,000	42,026
* Laurelwood	207	1997	10,601,000	51,213
+ Wynfield Trace	146	1995	10,865,000	74,418
+ Bridgewater	532	1995	39,535,000	74,314
+ Autumn Ridge	113	1995	7,750,000	68,584
+ Governor’s Pointe	468	1986	29,739,000	63,545

Total	4,648		$431,701,143

+	The communities marked with a + were built on raw land that was purchased, zoned and developed by the Roberts Companies.
*	The communities marked with an * were designed, developed, constructed, renovated and managed by the Roberts Companies for Roberts Realty Investors, Inc.

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

Investment Policies

Our investment objectives are to achieve stable cash flow and, over time, to increase cash flow and portfolio value by continuing to develop multifamily apartment communities. We may also acquire existing multifamily communities that we anticipate will produce additional cash flow. Our policy is to develop or acquire real estate projects where we believe favorable investment opportunities exist based on market conditions at the time of the investment. We expect to pursue our investment objectives primarily through the direct ownership of properties by the operating partnership, although, as discussed below, we may also pursue indirect property ownership opportunities. Our governing documents do not limit our future development or investment activities to any geographic area, product type, or specified percentage of our assets. We currently have no plans to invest in the securities of other issuers. We will not make any investments if the proposed investment would cause us to be an “investment company” under the Investment Company Act of 1940. We do not own any mortgages, and we do not intend to invest in mortgages or to engage in the originating, servicing, or warehousing of mortgages.

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

Tax Structure

We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain tests that, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than net capital gains) to our shareholders annually. Provided we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent that we distribute that net income to our shareholders annually.

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

The Operating Partnership

We conduct our business through Roberts Properties Residential, L.P., which either directly or through one of its wholly owned subsidiaries owns all of our properties and which we refer to as the operating partnership. The agreement of limited partnership of the operating partnership provides that it is not required to be dissolved until 2093. Roberts Realty is the sole general partner of the operating partnership and as of March 3, 2014 owned an 80.06% interest in the operating partnership. Our ownership interest in the operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

Unitholders generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either (a) 1.647 shares for each unit submitted for redemption (which we refer to as the “Conversion Factor”), or (b) cash for those units at their fair market value, based upon the then current trading price of the shares. We have adopted a policy of issuing shares in exchange for units. We also have the right, at our election, to issue shares in exchange for all outstanding units.

Our articles of incorporation limit ownership by any one shareholder to 3.7% of the outstanding shares of our common stock, with two exceptions. First, Mr. Roberts can beneficially own up to 35% of the outstanding shares. Second, any shareholder who beneficially owned more than 3.7% of our outstanding common shares on July 22, 2004, the date that we filed an amendment to our articles of incorporation revising the ownership limits, can retain indefinitely the shares the shareholder owned as of that date but cannot increase that ownership in the future (other than by exchanging the units the shareholder owned on that date for shares). Accordingly, a unitholder, including Mr. Roberts, cannot redeem units if upon their redemption such unitholder would hold more shares than permitted under the applicable percentage limit (subject to the exceptions as noted).

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

Competition

The land on which we are developing or plan to develop new multifamily communities is located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on our rental rates and our ability to lease the multifamily units at any newly developed or acquired community. We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies, and other multifamily REITs, to acquire and develop multifamily communities and to acquire land for future development. As an owner of multifamily communities, we will face competition for prospective residents from other multifamily community owners whose communities may be perceived to offer a better location or better amenities, or whose rent may be perceived as a better value given the quality, location, and amenities that the prospective resident seeks. In addition, we may lose both current and prospective renters who choose to buy a single-family home.

Environmental and Other Regulatory Matters

Under various federal, state, and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of hazardous or toxic substances on its property. Those laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to remediate the substances promptly, may adversely affect the owner’s ability to sell the real estate or to borrow funds using the real estate as collateral. In connection with the ownership and operation of our properties, we may be potentially liable for remediation and removal costs and for damages to persons or property arising from the existence or maintenance of hazardous or toxic substances.

The preliminary environmental assessments of our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations, nor are we aware of any liability of that type. Nevertheless, these assessments may not have revealed all environmental liabilities, and we may have material environmental liabilities that we do not know about. Future uses or conditions, including changes in applicable environmental laws and regulations, may cause us to have environmental liability.

Insurance

We carry comprehensive property, general liability, fire, extended coverage, environmental, and rental loss insurance on our properties, with policy specifications, insured limits, and deductibles customarily carried for similar properties. We carry similar insurance with respect to our properties under development or properties under construction, but with appropriate exceptions given the nature of these properties. We believe that our properties are adequately covered by insurance.

Segment Information

We currently have one reportable operating segment:

•	the land segment consisting of various tracts of land, including cash and cash equivalents, other assets and general and administrative expenses

For more detailed information please see Note 6 – Segment Reporting, to the audited consolidated financial statements included in this report. For information about our properties, please see Item 2, Properties, below.

Corporate Information

Roberts Realty Investors, Inc. is a Georgia corporation formed in 1994. Our executive offices are located at 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350, and our telephone number is (770) 394-6000. As a result of the sale of our Northridge Office Building, our existing office lease expires on April 5, 2014. We have secured new office space and, effective April 7, 2014, our executive office will be located at 375 Northridge Road, Suite 330, Atlanta, Georgia 30350. See Item 13 – Certain Relationships and Related Transactions, and Director Independence – Transactions with the Roberts Companies and Their Affiliates – Sublease of Office Space.

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC that is available to the public at the SEC’s website at www.sec.gov. Our most recent proxy statement, which we filed on October 15, 2013, includes the charters of our Audit, Compensation and Nominating and Governance committees of our Board of Directors. We have one full-time employee. Under the terms of a reimbursement arrangement for services provided by the Roberts Companies, we reimburse the Roberts Companies the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis.

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

We have three loans with a total principal balance of $11,090,000 that are scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $3,000,000 Bradley Park land loan that matures on August 10, 2014; and (c) the $2,590,000 Highway 20 land loan that matures on October 8, 2014. If we do not sell the North Springs property as we intend; or we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; or we are unable to find alternative funding and raise additional capital for the development of the Bradley Park and Highway 20 properties; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be compelled to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us. Those losses could have a material adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors.

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

To start construction on our Bradley Park and Northridge multifamily land parcels, we will need a substantial amount of additional debt and equity capital. We currently estimate that we will need approximately $15,314,000 of additional equity and $50,288,000 of debt to complete the construction of our Bradley Park, Northridge, and Highway 20 multifamily apartment communities. We believe that the equity we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of the North Springs property, the contributions from a joint venture partner, or from raising private equity. We are not able to provide any assurance that we will be able to raise the debt and equity needed to complete the construction of even one new multifamily community. If we are unable to obtain debt and equity on favorable terms, we will be unable to carry out our planned development and construction program, and our returns to investors will be reduced accordingly.

Rising interest rates could materially and adversely affect the cost of our indebtedness.

We have incurred and may again in the future incur debt that bears interest at a variable rate. As of March 3, 2014, we have $5,590,000 in loans that bear interest at a floating interest rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and to pay future distributions to our investors.

We face the normal risks associated with debt financing.

We are subject to the normal risks associated with debt financing, including the risks that our cash flow will be insufficient to meet required payments of principal and interest and that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. Under the payment terms contained in each mortgage note secured by one of our properties, our scheduled payments do not fully amortize the loan balance, and a balloon payment of the balance will be due upon its maturity. If we are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. In addition, a breach of the restrictions or covenants contained in our loan documents could cause an acceleration of our indebtedness. We may not have or may be unable to obtain sufficient funds to repay our indebtedness in full upon acceleration. If we are unable to refinance our debt upon acceleration or at scheduled maturity on acceptable terms or at all, we face the risks described in the first risk factor above.

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

Any of the foregoing could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and to pay distributions to our investors.

We could be negatively affected by the condition of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac are a major source of financing for secured multifamily rental real estate. Multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing multifamily loans. A decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans may adversely affect interest rates, capital availability, development of multi-family communities and the value of multi-family real estate.

If we enter into joint ventures or joint ownership of properties, our ability to control those joint ventures and partial interests may be limited.

Instead of developing or purchasing apartment communities directly, we may invest as a co-venturer. We may also choose to sell partial interests in certain properties to co-venturers. Joint venturers may share control over the operations of the joint venture assets. The co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions, requests, policies, or objectives. Consequently, a co-venturer’s actions might subject property owned by the joint venture to additional risk. Although we intend to seek to maintain sufficient influence upon any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without our consent. Additionally, if a joint venture partner were to become bankrupt, we could become liable for that partner’s share of joint venture liabilities.

Real Estate-Related Risks

Our business currently operates at a loss.

Between 2003 and 2013, we sold nine multifamily communities for a total of $260,838,143. From the net proceeds of these sales, we have paid cash distributions totaling $43,836,983, or $6.02 per share/unit, to our shareholders and unitholders, as well as stock dividends of $4,693,415, or $1.25 per share, to shareholders. Having sold all of our apartment communities during this period, we currently do not have any multifamily communities in our portfolio. As a result, we have experienced and continue to experience negative operating cash flow. Because land does not generate revenue, a substantial portion of our negative cash flow is due to the carrying costs (interest expense and property taxes) on our land. For these reasons, we expect to continue to generate negative operating cash flow and to operate at a loss until we are able to construct and lease up our planned multifamily communities as described elsewhere in this report.

We face risks associated with land holdings and related activities.

We hold land for future development and may in the future acquire additional land holdings. The risks inherent in purchasing, owning, and developing land increase as demand for apartments, rental rates, and the availability of construction financing decreases. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. In addition, carrying costs can be significant and can result in losses or reduced profitability. As a result, when we hold land for development we may not be able to fully recover all of those costs or those costs may adversely affect our ability to develop a profitable multifamily community.

Real estate properties are illiquid and are difficult to sell.

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

We currently estimate that we will need approximately $15,314,000 of additional equity and $50,288,000 of debt to complete the construction of our Bradley Park, Northridge, and Highway 20 multifamily apartment communities. Development and construction costs may exceed our original estimates due to events beyond our control, including:

•	increased costs for or any unavailability of materials or labor;
•	costs of complying with new regulations imposed by the government;
•	weather delays;
•	increased interest costs due to rising interest rates; and
•	any financial instability of the developer (Roberts Properties), general contractor (Roberts Construction) or any subcontractor.

We may also be unable to complete development or construction of a property on schedule, which could result in increased debt service expenses or construction costs and loss of rents until the property is ready for occupancy. Additionally, the time required to recoup our development and construction costs and to realize a return, if any, on those costs can be prolonged. Further, we typically enter into construction contracts on a cost plus basis. Because these contracts do not provide for a guaranteed maximum price, we must bear the entire amount of any increase in costs above the amounts we initially estimate, and these costs may be material.

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

All our properties are located in metropolitan Atlanta, Georgia, and adverse changes in economic or market conditions in this area could negatively affect our performance. These factors could include the following:

•	significant increases in the unemployment rate;
•	declining neighborhood values in the submarkets in which our properties are located;
•	additional zoning and other regulatory conditions;
•	competition from other properties;
•	increasing property taxes;
•	weather problems, including periods of prolonged drought;
•	limited future economic growth due to judicial or other governmental action that restricts withdrawals from Lake Lanier, Atlanta’s primary water supply; and
•	price increases for materials or labor.

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

Our business practice is to retain Roberts Properties to develop our properties and Roberts Construction to construct our properties. Mr. Charles S. Roberts owns all of the equity interests in these two companies. We have in the past acquired properties from Mr. Roberts or his affiliates, and we may sell properties to Roberts Properties or an affiliate of Roberts Properties. Although each agreement between Roberts Realty or the operating partnership on one hand and Roberts Properties or its affiliates on the other hand must be approved by our audit committee and the independent members of our board of directors, conflicts of interest inherent in these business transactions could result in our paying more for property or services than we would pay an independent seller or provider (or receiving less than we would receive from an independent buyer). These agreements and transactions have not had and will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated parties. These business relationships also expose us to the following risks, among others:

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

We face substantial competition.

All of our properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The substantial number of competitive properties and real estate companies in our market areas could have a material adverse effect on our ability to maintain and increase occupancy levels and rental rates, and to attract creditworthy residents. As a result, these factors could materially and adversely affect the value of our real estate portfolio, our results of operations, our ability to pay amounts due on our mortgage debt, and our ability to pay distributions to our investors.

The ability of our potential residents to buy single-family homes could adversely affect our revenues from the multifamily communities we develop and construct.

Our multifamily communities have historically competed with numerous housing alternatives in attracting residents, including other multifamily communities, single-family rental homes, as well as owner occupied single-family homes. The affordability of owner occupied single-family homes caused by low mortgage interest rates may adversely affect our ability to retain our residents, lease multifamily units, and increase or maintain our rental rates. We expect the desire and ability of prospective residents to purchase a single-family home to continue to be a substantial competitive risk.

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

Our business depends on key personnel.

Our success depends on our ability to attract and retain the services of executive officers and key personnel. We face substantial competition for qualified personnel in the real estate industry and the loss of our key personnel, particularly Mr. Roberts, could have an adverse effect on us. We do not carry key person insurance on any of our executive officers or key personnel.

Our real estate assets may be subject to further impairment charges.

We have recorded non-cash impairment losses on a number of our assets, and we may have to record additional impairment losses in the future. Although we believe we have applied reasonable estimates and judgments in determining the proper classification of our real estate assets, these estimates require the use of estimated market values, which are difficult to assess. If changes in circumstances require us to adjust our valuation assumptions for our assets, we could be required to record additional impairment losses. Any future impairments could have a material adverse effect on our results of operations for the period in which we record the impairment losses.

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

If we acquire apartment communities as we plan, these communities may not achieve anticipated results.

We may selectively acquire apartment communities that meet our investment criteria. Our acquisition activities and their success may be exposed to the following risks:

•	an acquired community may fail to achieve expected occupancy and rental rates and may fail to perform as expected; and
•	our estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate, causing us to fail to meet our financial goals.

Failure to succeed in new markets may limit our growth.

We may from time to time make acquisitions or commence development activity outside of our existing market areas if appropriate opportunities arise. Our historical experience primarily in metro Atlanta does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks if we choose to enter new markets. These risks include, among others:

•	an inability to evaluate accurately local apartment market conditions and local economies;
•	an inability to identify appropriate acquisition opportunities;
•	an inability to hire and retain key personnel in those markets; and
•	lack of familiarity with local governmental and permitting procedures.

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

Our qualification as a REIT for federal income tax purposes depends upon our ability to meet on a continuing basis various qualification tests, through actual annual operating results, distribution levels, diversity of stock ownership, and organizational requirements for REITs under the Internal Revenue Code. We believe that we have qualified for taxation as a REIT for federal income tax purposes since our inception in 1994, and we plan to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. We cannot guarantee, therefore, that we have qualified or will continue to qualify in the future as a REIT. The determination that we qualify as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within our control. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

We may declare and distribute taxable dividends that are payable in part in our stock, as we did in December 2008 and January 2009. Taxable shareholders receiving those dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to those dividends in excess of the cash received. If a U.S. shareholder sells the stock that the shareholder receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. In addition, the trading price of our stock would experience downward pressure if a significant number of our shareholders sold shares of our stock to pay taxes owed on dividends.

A redemption of units is taxable.

Holders of units in the operating partnership should keep in mind that redemption of units will be treated as a sale of units for federal income tax purposes. The exchanging holder will generally recognize gain in an amount equal to the value of the common shares received, plus the amount of liabilities of the operating partnership allocable to the units being redeemed, less the holder’s tax basis in the units. It is possible that the amount of gain recognized or the resulting tax liability could exceed the value of the shares received in the redemption.

Environmental and Other Legal Risks

We may have liability under environmental laws.

Under federal, state, and local environmental laws, ordinances, and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our cash flow and our ability to pay distributions to our investors because:

•	we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and
•	governmental entities or other third parties may sue the past or present owners or operators of a contaminated site for damages and costs.

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

A number of federal, state, and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access for disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay distributions to investors and to pay our mortgage debt as required.

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

The daily trading volume of our common stock on the NYSE MKT exchange has historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data does not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may or may not reflect the market’s perception of our operating results, the potential for growth in the value of our properties as we develop and construct multifamily communities, the potential for future cash dividends from property sales, and the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.

Additional issuances of equity securities may dilute the investment of our current shareholders.

Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt could dilute the interests of our existing shareholders. Our ability to execute our business and growth plan depends on our access to an appropriate blend of capital, which could include a line of credit and other forms of secured and unsecured debt, equity financing, or joint ventures.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.          PROPERTIES.

General

We own the following properties, all of which are located in north metropolitan Atlanta, Georgia.

Real Estate Assets Held for Sale or Possible Joint Venture

1.	North Springs is a 10-acre transit-oriented site located in Sandy Springs that is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of street-level retail space.
2.	Johns Creek is a 1.3-acre commercial site located in Johns Creek that is under contract to be sold for $700,000.

Land Parcels Held for Development and Construction

1.	Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, zoned for 154 multifamily units.
2.	Northridge is a 10.9-acre site located in Sandy Springs near the GA-400 and Northridge interchange, zoned for 220 multifamily units.
3.	Highway 20 is a 38-acre site located in the City of Cumming in Forsyth County zoned for 210 multifamily units.

All of these properties are included within the land segment as reported in our financial statements.

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

The following information is based on statistical estimates published by the Atlanta Regional Commission, which we refer to as the ARC. The ARC is the regional planning and governmental coordination agency for the 10-county Atlanta Region, which is composed of Cherokee, Clayton, Cobb, DeKalb, Douglas, Fayette, Fulton, Gwinnett, Henry, and Rockdale counties. The population of the Atlanta Region increased by 23% from 3,429,379 persons in 2000 to 4,219,600 persons in 2013, making it one of the largest metropolitan areas in the country and the largest in the Southeast. The ARC also produces population forecasts for the Greater Atlanta Region, which is a 20-county area that includes the 10 counties noted above plus Barrow, Bartow, Carroll, Coweta, Forsyth, Hall, Newton, Paulding, Spalding, and Walton counties. The population of the Greater Atlanta Region is forecast to increase by 39% from 4,263,255 persons in 2000 to 5,925,900 persons in 2015.

As described below, our five tracts of land are located primarily along the Georgia 400 corridor in submarkets within Fulton and Forsyth counties. Each heading identifies the property or properties within the specified county and submarket. We obtained population and employment data for each Atlanta submarket from the ARC.

Fulton County

Fulton County is the largest county in the Atlanta region in terms of population, employment, housing units, and land area. Three of our five properties are located in north Fulton County. From 2000 to 2013, Fulton County’s population increased 15.9% from 816,006 in 2000 to 945,400 in 2013.

Perimeter Center/North Springs/North Fulton Area

The Perimeter Center/North Springs/North Fulton area offers convenient proximity and access to both urban and suburban employment bases and retail conveniences. Georgia 400 and I-285 provide direct access within minutes to major regional malls such as Perimeter Mall and North Point Mall. The Phipps Plaza/Lenox Mall/Buckhead area and downtown Atlanta’s Central Business District are also readily accessible via Georgia 400, which connects to I-85 South near downtown Atlanta. The Perimeter Center submarket is one of the largest office, retail, and housing submarkets in the Southeastern United States. It is Atlanta’s largest employment center outside of Atlanta’s Central Business District and includes approximately 32 million square feet of office and retail space.

North Springs Land Parcel Held for Sale or Possible Joint Venture. The North Springs transit-oriented, mixed-use property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs. The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of street- level retail space. North Springs has a book value of $11,000,000 and an independent appraised value of $16,350,000. We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides us with an excellent opportunity to sell this asset or use it to participate in a joint venture. This sale or joint venture would pay off the $5,500,000 North Springs land loan and significantly increase our cash available for investment in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

Johns Creek Land Parcel Held for Sale. Johns Creek is a 1.3-acre commercial site located in Johns Creek that is under contract to be sold for $700,000. We would use the net proceeds from the sale to pay down our Highway 20 land loan.

Northridge. Northridge is a 10.9-acre site located in Sandy Springs near the GA-400 and Northridge interchange, being developed for 192 multifamily units. The community’s location is almost equidistant from North Point, Perimeter Center, and Phipps Plaza/Lenox Mall/Buckhead, which are three of Atlanta’s major employment and retail bases. The community has easy access to Georgia 400, MARTA, Atlanta’s rapid rail transit system; and, outside of peak congestion periods, is within approximately a 30 minute drive of virtually the entire metro area, including Hartsfield Jackson International Airport. We have purchased our land disturbance permit and are currently completing the architectural design to enable us to apply for our building permits from the City of Sandy Springs. The Northridge land has a book value of $4,373,789 and is owned debt free. We currently estimate the remaining construction costs to construct this community to be approximately $24,880,000.

Forsyth County/Cumming

The City of Cumming is a rapidly growing area located approximately 30 miles north of Atlanta in Forsyth County near Georgia 400. Forsyth County is ranked as America’s 7th fastest growing county by Forbes magazine. Between 2000 and 2012, the population of Forsyth County increased 91% from 98,407 to 187,928. The ARC forecasts that Forsyth County’s population will be 250,042 by 2020, which is an increase of an additional 33.1%.

Bradley Park. Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, being developed for 152 multifamily apartment units. Bradley Park is also located in close proximity to the Northside Hospital - Forsyth complex, which employs more than 2,200 physicians and 1,800 employees. This 152-unit community will be similar in size to Rosewood Plantation and Ivey Brook, two other 150-unit communities we previously developed and sold for a substantial return. During 2013, we redesigned Bradley Park and successfully completed the sketch plat process required by Forsyth County. The new sketch plat was approved at a public hearing on November 7, 2013 by the Forsyth County Board of Commissioners. We have also received approval from the Corps of Engineers for our Creek Crossing Permit and have submitted our engineering plans to Forsyth County to obtain the clearing and grading permits for Bradley Park. We expect to obtain the clearing and grading permits during the second quarter of 2014. We currently estimate the remaining construction costs to construct this community to be approximately $18,602,000.

Highway 20. Our 38.2-acre Highway 20 land parcel is zoned for 210 multifamily units. The property is located on Georgia Highway 20 at the intersection of Elm Street, three blocks from the elementary, middle, and high schools and just north of Cumming’s town square, which provides shopping, restaurants, and other entertainment and educational venues. The Cumming area continues to experience rapid growth with the expansion of the Northside Hospital – Forsyth complex, the City’s new three-pool aquatic center, and the opening of a satellite campus for the University of North Georgia. We currently estimate the cost to construct this community to be approximately $22,120,000.

Summary of Debt Secured by Our Properties

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) principal balance at December 31, 2013, (b) principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, and (e) monthly principal and interest payment.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Data for 2013 and 2012

Our common stock trades on the NYSE MKT exchange under the symbol “RPI.” The following table provides the quarterly high and low sales prices per share reported on the NYSE MKT exchange during 2013 and 2012. We declared no dividends during 2012 or 2013.

Year	Quarter Ended	High	Low	Dividends Declared

2013	First Quarter	$1.40	$1.12	None
	Second Quarter	1.40	1.06	None
	Third Quarter	1.34	.81	None
	Fourth Quarter	1.15	.81	None

2012	First Quarter	$1.77	$1.28	None
	Second Quarter	1.54	1.27	None
	Third Quarter	1.62	1.32	None
	Fourth Quarter	1.38	1.15	None

Shareholder Data

As of March 3, 2014, there were approximately 226 holders of record of our common stock.

As of March 3, 2014, we had 10,702,934 shares issued and 10,045,832 shares outstanding. In addition, 2,501,888 shares are reserved for issuance to unitholders from time to time upon the exercise of their redemption rights as explained in Item 1, Business – The Operating Partnership. There is no established public trading market for the units. As of March 3, 2014, the operating partnership had 93 unitholders of record.

Distribution Policy

We depend upon distributions from the operating partnership to fund our distributions to shareholders. Distributions by the operating partnership, and thus distributions by us, will continue to be at the discretion of our board of directors.

We have not paid regular quarterly dividends since the third quarter of 2001. While we have in the past paid distributions from the net cash proceeds of property sales, we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. We expect to distribute the net cash proceeds from any 2014 property sales to shareholders and unitholders only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Any distributions beyond that amount will be at the sole discretion of our board of directors. To maintain our qualification as a REIT under the Internal Revenue Code, we must make annual distributions to shareholders of at least 90% of our taxable income, which does not include net capital gains. Under some circumstances, we may be required to make distributions in excess of cash available for distribution to meet IRS distribution requirements.

Existing Stock Repurchase Plan

Our board of directors has established a stock repurchase plan under which the company is authorized to repurchase shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on the availability of shares, our cash position, and share price. We have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We repurchased no shares in the fourth quarter of 2013. The plan does not have an expiration date. We do not expect to make any repurchases in the next 12 months.

Sales of Unregistered Shares

In 2013 and 2012, we did not sell any shares of stock that were not registered under the Securities Act, other than those sales previously reported in a Current Report on Form 8-K.

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

Overview

We are a self-administered, self-managed equity real estate investment trust, or REIT. Our business is to acquire, develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through its wholly owned subsidiary, owns all of our properties. At December 31, 2013, we owned an 80.06% interest in the operating partnership and were its sole general partner. We expect to continue to conduct our business in this organizational structure. As of the filing date of this report, we own the following properties, all of which are located in metropolitan Atlanta, Georgia:

•	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and
•	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract which is under contract to be sold (these assets are classified as real estate assets held for sale in our consolidated balance sheets).

In the near term, we intend to focus exclusively on developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. After we have obtained the necessary debt and equity capital to fund our development and construction program, as part of our future business and growth plan, we expect to acquire existing multifamily apartment communities and to concentrate our acquisitions on well-located Class B apartment communities in the Southeastern United States that can be upgraded and repositioned in their respective markets. We describe our business plan in Item 1, Business – Business Plan, beginning on page 3 above, and we refer to it as our “Business Plan” in this Item 7.

Recent Developments

As described in detail in Item 1, Business – Recent Developments:

•	We entered into a sales contract to sell our 1.3-acre Johns Creek commercial site for $700,000. The closing of the sale is contingent on the successful rezoning of the property. Provided this contingency is satisfied, the closing of the transaction would occur on or before July 21, 2014, and we would use the net proceeds from the sale to pay down our Highway 20 land loan.
•	We transferred the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property, which completed our exit from the office and retail business and reduced our outstanding debt and accrued interest by $2,550,785 or 16%.
•	We sold our Northridge Office Building for $5,280,000. At the closing, we paid off our $2,422,533 Northridge Office Building loan and intend to use the $2,520,000 in net sales proceeds to continue the development of our 152-unit Bradley Park apartment community.

Additionally, we expect to begin construction on our Bradley Park multifamily apartment community in the second quarter of 2014 after we obtain our clearing and grading permits. We cannot make substantial progress on constructing and leasing up Bradley Park, however, until we raise the necessary equity and obtain the construction loan as described in Item 1, Business – Business Plan – Development and Construction of Multifamily Communities above.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts of land have a combined book value of $23,950,385 and a total independent appraised value of $32,890,000 and are encumbered with land loans totaling $11,090,000. We have substantial equity in these properties, which are an integral part of our future business and growth plan. Because we have disposed of all of our operating properties, we expect to continue to generate negative operating cash flow and to operate at a loss until we complete the sale or joint venture of our North Springs property and raise the equity and obtain the construction loans needed to construct and lease up our planned Bradley Park, Northridge, and Highway 20 multifamily apartment communities as described in our Business Plan.

As of March 3, 2014, we had total debt of $11,090,000 that is scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $3,000,000 Bradley Park land loan that matures on August 10, 2014; and (c) the $2,590,000 Highway 20 land loan that matures on October 8, 2014.

To address these issues, during the past year, we have reduced our net debt by $13 million or 53%, decreased our annual operating expenses by $850,000, and increased our liquidity by $5.6 million. Additionally, we are seeking to sell the North Springs property, which has a book value of $11,000,000 and an independent appraised value of $16,350,000. We intend to pay off the $5,500,000 North Springs land loan from the sales proceeds. We could use the remaining sales proceeds for investment in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

If we do not sell the North Springs property as we intend or we are unable to extend or refinance the North Springs, Bradley Park, and Highway 20 loans at maturity on acceptable terms, or at all, we might be compelled to dispose of one or more of our properties on disadvantageous terms, which could result in significant losses to us. Additionally, if we are unable to sell one or more properties or find alternative funding to repay the North Springs, Bradley Park, and Highway 20 loans as they mature, we might be forced to return these properties to the respective lenders in satisfaction of the debt secured by these properties, which would result in substantial losses to us.

Results of Operations

Comparison of 2013 to 2012

The following table highlights our operating results and should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in this report.

	Years Ended December 31,		Increase
	2013	2012	(Decrease)

TOTAL OPERATING REVENUES	$28,672	$12,810	$15,862

OPERATING EXPENSES:
Property operating expenses	354,292	190,643	163,649
General and administrative expenses	1,801,887	1,453,663	348,224
Impairment loss on real estate assets	—	3,459,283	(3,459,283)
Depreciation and amortization expense	621	128	493

Total operating expenses	2,156,800	5,103,717	(2,946,917)

OTHER INCOME (EXPENSE)	314,406	(638,497)	952,903

LOSS FROM CONTINUING OPERATIONS	$(1,813,722)	$(5,729,404)	$(3,915,682)

Loss from continuing operations decreased $3,915,682 in 2013 when compared to 2012. We did not have any non-cash impairment losses in 2013 compared to a non-cash impairment loss of $3,459,283 in 2012. This $3,459,283 decrease in non-cash impairment loss coupled with the $856,752 increase in the gain on the sale of the Peachtree Parkway property were the primary reasons for the decrease in loss from continuing operations for 2013. We explain below the major variances between 2013 and 2012.

Total operating revenues increased by $15,862 in 2013 compared to 2012, primarily as a result of the forfeited earnest money deposit received from the expiration of the sales contract on the Northridge property.

Property operating expenses – consisting of utilities, repairs and maintenance, real estate taxes, marketing, insurance, and other expenses – increased by $163,649 from $190,643 in 2012 to $354,292 in 2013, primarily as a result of expenses related to the work on the Bradley Park property.

General and administrative expenses increased by $348,224 from $1,453,663 in 2012 to $1,801,887 in 2013, primarily resulting from increased professional services and compensation expense.

Other income (expense) increased by $952,903 during from 2012 to 2013. This increase was primarily due to an $856,752 increase in the gain on the sale of the Peachtree Parkway property, coupled with a $129,511 decrease in interest expense, which was partially offset by a $37,341 increase in the amortization of deferred financing costs.

Liquidity and Capital Resources

Overview

At December 31, 2013, we had $28,334,958 in total assets, of which $3,522,867 was cash and cash equivalents. In addition, we held $574,204 in restricted cash reserved for the payment of interest on our North Springs and Highway 20 loans. As of March 3, 2014, we held $3,053,483 in cash and cash equivalents and $373,118 in restricted cash reserved for the payment of interest on our North Springs and Highway 20 loans.

We believe that the most important uses of our capital resources will be (a) to provide working capital to enable us to pay our operating expenses as we pursue our business and growth plan and (b) to invest in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although we cannot make substantial progress on constructing and leasing up these apartment communities until we raise the necessary equity and obtain the construction loans. We currently estimate that we will need approximately $15,314,000 of additional equity and $50,288,000 of debt to complete the construction of these multifamily apartment communities, and our current cash resources are inadequate to meet these needs. We are unable to provide any assurance that we will be able to raise the equity and debt needed to complete the construction of any new multifamily communities. We have described our plans to address these needs in our Business Plan.

Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. We have three loans with a total principal balance of $11,090,000 that are scheduled to mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

North Springs	7/17/14	$5,500,000
Bradley Park	8/10/14	3,000,000
Highway 20	10/08/14	2,590,000

Total		$11,090,000

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow and to operate at a loss in 2014. The two primary reasons for our negative operating cash flow are as follows:

•	We own five tracts of land totaling 82 acres with an aggregate book value of $23,950,385 that secure land loans totaling $11,090,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.
•	Our general and administrative expenses were $1,801,887 for 2013; these expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE MKT stock exchange. These costs also include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, listing fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a public reporting company are approximately $600,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses, interest, and scheduled amortization of principal on our mortgage debt. We are currently using our cash balance of $3,053,483 to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and funding carrying costs and improvements at our existing properties. We have the ability to defer property development costs, if needed, to meet our short-term liquidity needs. With respect to the $11,090,000 in debt that matures in the next 12 months, we intend to repay or refinance these loans as they mature. We expect to meet our long-term liquidity requirements, including future debt maturities and construction and development costs, from the proceeds of construction and permanent loans, the sale of properties, and/or the equity we may raise in a private offering, or from joint ventures. See Item 1, Business – Business Plan, beginning on page 3 above.

If we do not sell the North Springs property as we intend or we are unable to extend or refinance the North Springs, Bradley Park, and Highway 20 loans at maturity on acceptable terms, or at all, we might be compelled to dispose of one or more of our properties on disadvantageous terms, which could result in significant losses to us. Additionally, if we are unable to sell one or more properties or find alternative funding to repay the North Springs, Bradley Park, and Highway 20 loans as they mature, we might be forced to return these properties to the respective lenders in satisfaction of the debt secured by these properties, which would result in substantial losses to us.

Comparison of 2013 to 2012

Cash and cash equivalents increased $3,121,849 during 2013 compared to a decrease of $167,173 during 2012. During 2013, $1,959,141 of the increase in cash and cash equivalents resulted from discontinued operations. The respective changes in cash are described below.

Net cash used in operating activities in 2013 was $1,972,308 compared to $2,249,577 used during 2012, which was a decrease in cash used in operating activities of $277,269. Discontinued operations had net cash provided by operating activities of $377,499 in 2013.

Net cash provided by investing activities was $11,727,133 during 2013 compared to $1,770,186 during 2012. This change was primarily due to:

•	an increase of $12,120,000 in proceeds from the sale of real estate assets held for sale; of which $5,280,000 resulted from discontinued operations related to the sale of the Northridge Office Building;
•	an $891,667 increase in cash used for the payment of costs related to the sale of real estate assets; and
•	an $882,863 increase in the change in restricted cash;
offset by a decrease of $163,573 in cash used for the development and construction of real estate assets.

Net cash used in financing activities was $6,632,976 compared to net cash provided by financing activities of $312,218 for 2012. This change was primarily due to:

•	proceeds of $5,500,000 from the North Springs land loan;

offset by increases of:

•	$5,825,400 in principal repayments on liabilities related to real estate assets held for sale;
•	$2,265,000 in principal repayments on land notes payable, primarily resulting from the payoff of the Northridge land loan and the pay down on the Highway 20 land loan during the renewal and extension of this loan;
•	$2,253,171 in principal repayments on liabilities related to discontinued operations, primarily resulting from the payoff of the Northridge Office Building loan at the closing of the sale; and
•	$101,623 in the payment of loan costs, primarily for the North Springs land loan.

 Debt Summary

The table and accompanying footnotes on the following page explain our debt structure, including for each loan the principal balance at December 31, 2013 and at its scheduled maturity date, the interest rate, the amount of the monthly principal and interest payment, and the maturity date. For each loan, the operating partnership, or one of its wholly owned subsidiaries, is the borrower and Roberts Realty is the guarantor. The amount shown in the column titled “Balance at Maturity” assumes we make any required principal payments prior to maturity.

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity by type of loan)
As of December 31, 2013

		Interest	Maturity	Balance at	Monthly	Dec. 31, 2013
	Interest Terms	Rate(1)	Date	Maturity	Payment (1)	Balance

Land Loans

Bradley Park(2)	LIBOR plus 350 b. p.	3.66%	08/10/14	$3,000,000	$9,466	$3,000,000
Highway 20 (3)	Prime plus 175 b. p.	5.00%	10/08/14	2,555,000	16,194	2,600,000

Subtotal				$5,555,000	$25,660	$5,600,000

North Springs (4)	Fixed-rate	13.00%	07/17/14	5,500,000	59,583	5,500,000

Grand Totals				$11,055,000	$85,243	$11,100,000

(1)	The interest rates and monthly payments are as of December 31, 2013.
(2)	On April 1, 2014, this loan will have an interest rate floor of 4.75%.
(3)	This loan has an interest rate floor of 5.0% and an interest reserve account.
(4)	This loan has an interest reserve account and can be extended to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension).

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2014 as summarized below:

Debt Maturity Schedule as of December 31, 2013

Year	Total Principal Payments Per Year	Recourse Loans with Balloon Payments

2014	$11,100,000	North Springs, Bradley Park, Highway 20
2015	—
2016	—
2017	—
2018	—

Thereafter	—

Total	$11,100,000

Short-Term and Long-Term Debt

We have a total of $11,090,000 in debt that matures on or before October 8, 2014. See Short-and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Effect of Floating Rate Debt

We have two loans that bear interest at floating rates. These loans had an aggregate outstanding principal balance of $5,590,000 at March 3, 2014. One loan totaling $3,000,000 bears interest at 350 basis points over the 30-day LIBOR, with an interest rate floor of 4.75% that commences on April 1, 2014; and a $2,590,000 loan bears interest at the prime rate plus 175 basis points with an interest rate floor of 5.0%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $55,900 per year and reduce our liquidity and capital resources by that amount.

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

No Quarterly Dividends

We have not paid regular quarterly dividends since the third quarter of 2001, and we have no plans to resume paying regular quarterly dividends for the indeterminate future. We will make distributions, however, to the extent required to maintain our status as a REIT for federal income tax purposes.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. See Recent Accounting Pronouncements below for a summary of recent accounting pronouncements and the expected impact on our financial statements. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing multifamily apartment communities, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.

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

We capitalize direct costs associated with the development and construction of our real estate assets. We expense all internal costs associated with the acquisition and operation of these assets to general and administrative expense in the period we incur these costs. For our real estate assets, we capitalize interest on qualifying construction expenditures in accordance with FASB Accounting Standards Codification (ASC) Topic 835-20, Interest – Capitalization of Interest. During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as real estate taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs, and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on the rate at which construction is completed, the pace at which we lease the property, and the rent levels we achieve.

Asset Impairment Evaluation

We periodically evaluate our real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall.

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels held for use when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) occupancy, (6) holding period, and (7) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded in the future. Due to uncertainties in the estimation process, actual results could differ from those estimates. Our determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management, evaluation of appraisals, and other applicable valuation techniques. Because the factors we use in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, we may not achieve the discounted or undiscounted future operating and residual cash flows we estimate in our impairment analyses or those established by appraisals, and we may be required to recognize future impairment losses on our properties held for use.

Non-Cash Impairments on Operating Real Estate Assets. During 2013, we determined that the carrying amounts of our operating real estate assets were recoverable. Accordingly, we did not record an impairment loss on our operating assets during 2013.

During 2012, we determined that the carrying amounts of the Bassett and Spectrum retail centers and the Northridge Office Building were not recoverable as a result of (a) a change in the occupancy at the Spectrum retail center, coupled with lower projected rental rates in the surrounding market area; and (b) lower projected renewal rental rates at the Bassett retail center and the Northridge Office Building resulting from lease negotiations with tenants whose leases were expiring within the next twelve months. The determination of fair value was based on a discounted cash flow analysis and as a result of this analysis; we recorded fair value adjustments of $984,342 on the Spectrum retail center, $754,278 on the Bassett retail center, and $725,304 on the Northridge Office Building.

Non-Cash Impairments on Land Parcels. During 2013, we determined that the carrying amount of our land parcels was recoverable. Accordingly, we did not record an impairment loss on our land parcels in 2013.

During 2012, we determined that the carrying amounts for the North Springs land and the 1.3-acre commercial site in Johns Creek that are held for sale were not recoverable. The determination of fair value for the North Springs land parcel and the Johns Creek commercial site was based on available market information, including offers and expressions of interest from unrelated purchasers and market participants. As a result of this analysis, we recorded fair value adjustments of $2,100,000 on the North Springs land and $375,949 on the Johns Creek commercial site during 2012.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2013, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Under applicable SEC rules, our management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS and Corporate Governance.

Directors and Executive Officers

The following table provides information about our directors and executive officers as of the date of this report.

Name	Age	Term as Director Expires	Position

Charles S. Roberts	67	2015	Chairman of the Board, Chief Executive Officer, and President

John L. Davis	48	2016	Director, Chairman of the Compensation Committee and Member of Audit Committee and Nominating and Governance Committee

Charles R. Elliott	60	2015	Director, Chief Financial Officer, Secretary, and Treasurer

Weldon R. Humphries	76	2016	Director, Member of Audit Committee and Compensation Committee

Wm. Jarell Jones	65	2014	Director, Chairman of Audit Committee and Chairman of Nominating and Governance Committee, Member of Compensation Committee

Biographical Information

Charles S. Roberts has served as our Chairman of the Board, Chief Executive Officer, and President since he founded the company in 1994. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, each of the Roberts Companies.

In 1970, Mr. Roberts established Roberts Properties, Inc. to develop, construct, and manage multifamily apartment communities. Mr. Roberts and Roberts Properties have won numerous local, regional, and national awards for the development of these communities. Mr. Roberts has been a national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. On a regional level, Roberts Properties has been awarded 21 prestigious Aurora Awards by the Southeast Builders Conference; including eight times for the best rental apartment community. Roberts Properties has also been awarded the coveted Golden Aurora Award for best overall development in the Southeast. On a national level, Roberts Properties Management was recognized as the Property Management Company of the Year by the National Association of Home Builders, and Roberts Properties has twice been awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best upscale apartment community.

Mr. Roberts served as chairman of the board of directors of Big Trees Forest Preserve, a 30-acre urban forest in Sandy Springs, Georgia dedicated to conservation, preservation, and education, from 2006 to 2009. During this period, he personally donated over $100,000 to the Preserve in support of its mission. Additionally, in January 2012, Mr. Roberts was appointed to the City of Sandy Springs Economic Development Council, and in October 2012, he was appointed to the City of Sandy Springs Design Review Board.

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

The nominating and governance committee of our board of directors has concluded that Mr. Roberts should serve as a director because he is our founder and largest shareholder, he has served as our Chief Executive Officer since 1994, and he has more than 40 years of experience in real estate development, construction, and management, particularly with respect to multifamily apartment communities.

John L. Davis, a director since November 2008, has more than 20 years of experience in the commercial banking industry. Mr. Davis has been an Executive Vice President, Capital Markets – Real Estate Investment Banking, with Jones Lang LaSalle in Atlanta since June 2013. In that role at Jones Lang LaSalle, he focuses on loan originations for the office and retail property sectors. Mr. Davis is also President of Bravo Realty Consulting, Inc., a company that he formed in 2007 to provide consulting services for small and middle market real estate companies seeking debt and equity. In 2011, he co-founded Spring Street Capital, LLC, a commercial real estate mortgage banking company. From May 2005 to November 2007, he served as a Senior Director of Wrightwood Capital, a structured debt and equity provider. Prior to 2005, he was a Senior Vice President with Compass Bank for 10 years. During his tenure with Compass Bank, Mr. Davis was our relationship manager and was involved in all facets of our business relationship with Compass Bank. Prior to joining Compass Bank, he was a banker for seven years with Hibernia Bank in New Orleans. Mr. Davis has also been a principal in Sacred Heart Management, LLC, a healthcare management and investment company, since 1999.

The nominating and governance committee of our board of directors has concluded that Mr. Davis should serve as a director because he has extensive banking experience, particularly as a real estate lender. This experience is particularly valuable to us as we extend our current financing and seek to obtain new financing for the construction of new multifamily apartment communities. The committee also values his extensive business experience and his substantial knowledge about our business and properties. The committee also took into account that he is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards and that his financial expertise qualifies him to serve on our audit committee.

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

Mr. Humphries earned a BBA from the University of Houston, an MBA from the University of Hartford, and served as an officer in the United States Marine Corps before starting his career in the field of real estate and finance.  He began his career in commercial mortgage lending at Connecticut General Life Insurance Company and later became Vice President and head of real estate for Arvida Corporation, one of Florida’s largest land owners/developers.  He was subsequently selected by Republic Mortgage Investors, a REIT, to head its real estate portfolio as Vice President of Investments before joining Manor Care.  Mr. Humphries is also a licensed real estate broker, has taught real estate appraisal and mortgage banking courses, and has been a guest speaker at numerous real estate and investment seminars and at the National Association of Home Builders.

The nominating and governance committee of our board of directors has concluded that Mr. Humphries should serve as a director because of his extensive experience as a real estate executive, commercial mortgage banker, and real estate investor. His commercial mortgage banking background is of particular value as we extend our current financing and seek to obtain new financing for the construction of new multifamily apartment communities. The committee also took into account that Mr. Humphries is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards and that his financial expertise qualifies him to serve on our audit committee.

Wm. Jarell Jones, a director since October 1994, is an attorney and has practiced law with the firm of Wm. Jarell Jones, P.C., since November 1993, except that he practiced with Jones + Turner Law Offices LLP from August 2011 to July 2012. Mr. Jones is a former Certified Public Accountant, and in 1976 he formed the public accounting firm of Jones & Kolb in Atlanta, Georgia and served as Senior Tax Partner and Co-Managing Partner until December 1988. In 1990, Mr. Jones moved to Statesboro and practiced law with the firm of Edenfield, Stone & Cox until November 1992 and then with the firm of Jones & Rutledge from November 1992 until November 1993. Mr. Jones was formerly a director for six years and the Chairman for two years of the Downtown Statesboro Development Authority.

Mr. Jones is also the President and the sole shareholder of Palmetto Realty Company, a real estate development and brokerage company that was primarily involved in the development of single-family residential lots in coastal South Carolina and Georgia. Mr. Jones was also a partner and investor in several other real estate developments primarily involved in residential lot and home sales in coastal Georgia and South Carolina. Mr. Jones personally guaranteed the loans for these developments along with his other partners who were the real estate developers of these developments. With the collapse of the residential real estate market beginning in 2008, particularly in those coastal areas, the developments were unable to generate sufficient cash flow to maintain the properties and keep the development/construction loans current. Additionally, the market value of all of these properties plummeted far below the amount of the debt and the real estate developers were unable to secure refinancing of any of these properties or work out any suitable modifications with the lenders. As a result of these difficulties and his personal guaranties of the loans, Mr. Jones personally filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code on September 2, 2010 in the United States Bankruptcy Court for the Southern District of Georgia. This proceeding was converted to Chapter 7 on January 17, 2012 and was discharged on December 18, 2012.

The nominating and governance committee of our board of directors has concluded that Mr. Jones should serve as a director because of his legal and accounting expertise and his service as chairman of several committees of the board of directors, including the audit committee. The committee also took into account that Mr. Jones is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards and is an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Roberts Realty’s directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2013, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

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

Audit Committee

The audit committee of our board of directors is composed of Mr. Jones, its chairman, Mr. Davis and Mr. Humphries. The board has determined that Mr. Jones is an “audit committee financial expert” as defined under applicable SEC rules and is “independent” under the listing standards of the NYSE MKT exchange, on which the shares of our common stock are listed. Additionally, our proxy statement, which includes the charters of our Audit, Compensation and Nominating and Governance committees of our Board of Directors, is filed with the SEC and available to the public at the SEC’s website at www.sec.gov. We will also provide a copy of the charters of our Audit, Compensation and Nominating and Governance committees free of charge to any person who requests it in writing. Please direct your request to our Chief Financial Officer, 450 Northridge Parkway, Suite 302, Atlanta, Georgia 30350.

ITEM 11.          EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Our executive officers are Charles S. Roberts, our Chief Executive Officer, President, and Chairman of the Board, and Charles R. Elliott, our Chief Financial Officer, Secretary, and Treasurer. Biographical information for Mr. Roberts and Mr. Elliott is included in Item 10 above. Under applicable SEC rules, Mr. Roberts and Mr. Elliott are our “named executive officers.” Neither of our executive officers has an employment agreement.

Summary Compensation Table for 2013 and 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Charles S. Roberts,	2013	225,000 (1)	$150,000 (2)	375,000
Chief Executive Officer,	2012	225,000 (1)	$125,000 (3)	350,000
President, and Chairman
of the Board

Charles R. Elliott,	2013	18,000 (4)	—	18,000
Chief Financial Officer,	2012	18,000 (4)	—	18,000
Secretary, and Treasurer

(1)	We do not compensate Mr. Roberts for his service as a director. Mr. Roberts has not received an increase in his annual salary since January 2007, and we have never provided him with any employee benefits such as medical and life insurance, retirement plan contributions or deferred compensation. Mr. Roberts also does not receive any auto allowance or reimbursement for mileage.

(2)	In approving Mr. Roberts’ bonus for 2013, the compensation committee took into account Mr. Roberts’ efforts in leading: (a) the sale of 20.6 acres of the Peachtree Parkway property to Lennar Multifamily Investors, LLC, resulting in $7,090,000 of sales proceeds (without the involvement of a broker and thus without the payment of a brokerage commission), the repayment of $7,000,200 in debt and the decrease in our annual operating expenses of $475,000; (b) the sale of an additional 1.5 acres of the Peachtree Parkway property to another unrelated purchaser, resulting in $450,000 of sales proceeds (without the payment of a brokerage commission); (c) the sale of the Northridge Office Building, resulting in $5,280,000 of sales proceeds, the repayment of $2,422,533 in debt and the decrease in our annual operating expenses of $210,000; (d) the acquisition and closing of a new $5,500,000 loan secured by the North Springs property, resulting in $2,553,660 of net proceeds for working capital purposes and the repayment of the $2,000,000 Northridge land loan, leaving the Northridge land, which has a book value of $4,373,789, unencumbered; (e) the renewal and extension of $13.0 million of maturing debt; and (f) the completion of the Company’s exit from the retail and office business through the disposition of the Bassett and Spectrum retail centers in satisfaction of $7,098,411 of debt and the decrease in our annual operating expenses of $165,000. We paid this bonus in 2014 for 2013.

(3)	In approving Mr. Roberts’ bonus for 2012, the compensation committee took into account Mr. Roberts’ efforts in leading (a) the sale of 2.937 acres of the Peachtree Parkway property resulting in $1,200,000 of sales proceeds (without the involvement of a broker and thus without the payment of a brokerage commission), the reimbursement of $515,530 in costs previously incurred to allow the Peachtree Parkway property to be rezoned for a commercial use and the repayment of $1,174,800 in debt; (b) the acquisition and closing of a new $2,000,000 loan secured by the Northridge property; (c) the renewal and extension of $12.9 million of maturing debt; (d) the pursuit of and litigation with a tenant on a defaulted lease obligation resulting in a $135,000 settlement being paid by the defaulting tenant; and (e) the closing of four new leases and the renewal and extension of five leases representing 27,684 square feet at our Bassett and Spectrum retail centers, all but one of which was accomplished without the payment of a brokerage commission. We paid this bonus in 2013 for 2012.

(4)	We have agreed to pay Mr. Elliott $70 per hour for his service as our Chief Financial Officer, Secretary, and Treasurer. Mr. Elliott receives no employee benefits, such as medical and life insurance, retirement plan contributions, or deferred compensation, and we pay him only for the actual number of hours he works. In addition, Mr. Elliott received our standard director fees of $18,000 during each of 2013 and 2012, which amounts are included in the salary amounts shown in the table.

Compensation of Directors

The following table summarizes the compensation we paid to our non-employee directors in 2013.

Director Compensation for 2013

Name	Fees Earned or Paid in Cash ($)	Total ($)

John L. Davis	18,000	18,000
Wm. Jarell Jones	30,000	30,000
Weldon R. Humphries	18,000	18,000

During 2013, we paid our directors other than Mr. Roberts an annual fee of $18,000 for attendance, in person or by telephone, at meetings of the board of directors and its committees. We paid additional compensation of $1,000 per month to Mr. Jones for serving as the chairman of the audit committee and the nominating and governance committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above. Our directors hold no stock options or shares of restricted stock.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Common Stock and Units

The table on the following page describes the beneficial ownership of shares of our common stock as of March 3, 2014 for:

•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each director and each named executive officer; and
•	our directors and executive officers as a group.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Number of Shares Underlying Units Beneficially Owned		Total	Percent of Class(1)

Charles S. Roberts	2,752,824	(2)	1,533,895	(3)	4,286,719	37.0%

John L. Davis	27,852	(4)	—		27,852	*

Charles R. Elliott	46,200	(5)	—		46,200	*

Weldon R. Humphries	62,029	(6)	—		62,029	*

Wm. Jarell Jones	48,968		—		48,968	*

All directors and executive officers as a group: (5 persons) (3)	2,937,873		1,533,895		4,471,768	38.6%

* Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 11,579,727, which is the sum of (a) 10,045,832, the number of shares deemed outstanding, for the purposes of this calculation as of March 3, 2014, plus (b) 1,533,895, the number of shares underlying units beneficially owned as of March 3, 2014.
(2)	Includes 258,705 shares owned by Mr. Roberts’ spouse; Mr. Roberts disclaims beneficial ownership of those shares.
(3)	Reflects Mr. Roberts’ beneficial ownership of 931,329 units, each of which is exchangeable for 1.647 shares of our common stock.
(4)	Includes 24,588 shares owned indirectly through the 401(k) plan of Bravo Realty Consulting, Inc.
(5)	Owned jointly with Mr. Elliott’s spouse.
(6)	Owned indirectly through The Humphries Living Trust.

Equity Compensation Plan Information

The following table provides equity compensation plan information at December 31, 2013. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan. The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Construction. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. Under the Plan as amended on January 27, 2009, we could grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. Subsequent grants of restricted stock have reduced the number of shares available to be granted under the Plan to the number shown.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	514,962

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	514,962

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

General

Roberts Realty conducts its business through Roberts Properties Residential, L.P., which we refer to as the operating partnership. Roberts Realty owns an 80.06% interest in the operating partnership as of March 3, 2014 and is its sole general partner. Mr. Charles S. Roberts, our Chief Executive Officer, owns all of the outstanding shares of each of the Roberts Companies. As explained below, we have entered into transactions with the Roberts Companies and paid them to perform services for us.

Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 3 and 9 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section.

Transactions with the Roberts Companies and Their Affiliates

Overview. We have paid fees to the Roberts Companies for various services and will continue to do so in the future. We reimburse the Roberts Companies for the costs of certain services and personnel the Roberts Companies provide to us, and we have retained the Roberts Companies for development services and construction services for some of our land parcels. Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide some of these services for 20 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143. All of these communities were sold for a substantial profit.

Lease of Office Space in Northridge Office Building. On October 30, 2013, we sold our 37,864 square foot Northridge Office Building to the Fulton County Board of Education, an unrelated third party, for $5,280,000. Prior to the sale, we leased 4,431 rentable square feet in the Northridge Office Building to Roberts Properties and 1,920 rentable square feet to Roberts Construction. Effective as of January 1, 2012, we renewed our leases with the Roberts Companies for a one-year term with a rental rate of $17.50 per rentable square foot. Effective as of January 1, 2013, Roberts Realty again renewed its leases with the Roberts Companies for a one-year term with a new rental rate of $17.00 per rentable square foot. The renewal rental rate was higher than a December 2012 lease renewal with an unrelated third party at the Northridge Office Building. We recognized total rental income from Roberts Properties and Roberts Construction of $90,342 for the year ended December 31, 2012 and $80,975 for the year ended December 31, 2013.

Sublease of Office Space. On October 30, 2013, we sold our Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off our $2,422,533 Northridge Office Building loan. This sale also reduced our operating expenses by approximately $210,000 per year. The Fulton County Board of Education intends to occupy 100% of the building and as a condition of closing, required that we vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, we were required to seek new office space in another building. On February 19, 2014, we entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease has a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, we negotiated a 90-day right to terminate our sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. We have the right to terminate the sublease upon 90 days notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The minimum total lease payments to Roberts Capital Partners, LLC will be $61,324 and the maximum total lease payments, assuming the full three-year term and the exercise of the Year 4 option, would be $128,099. We believe the favorable terms of our sublease provide us with significant flexibility in successfully implementing our business plan.

Release of Restrictive Covenant on Peachtree Parkway Property. In acquiring the Peachtree Parkway land parcel in December 2004, we assumed and became bound by a restrictive covenant on the property that was already recorded in the Gwinnett County records in favor of Roberts Properties and Roberts Construction. The restrictive covenant provided that if the then-owner of the property developed it for residential use, Roberts Construction, or any other entity designated by Mr. Roberts, would be engaged as the general contractor for the project on a cost plus basis and would be paid the cost of constructing the project plus 5% profit and 5% overhead. (The restrictive covenant also provided that Roberts Properties, or any entity designated by Mr. Roberts, would be engaged as the development company for the project, but we previously paid the development fees to Roberts Properties for the services they provided in full satisfaction of that part of the covenant.) These terms and conditions were consistent with our previous agreements with Roberts Properties and Roberts Construction for development and construction services for multifamily apartment communities. The restrictive covenant was scheduled to expire on October 29, 2014.

On February 7, 2013, we sold the 20-acre Peachtree Parkway land parcel to Lennar Multifamily Investors, LLC (“Lennar”), an unrelated third party, for $7,590,000, in accordance with the terms of sale previously reported in our Current Reports on Form 8-K. Lennar had previously informed us and stated in its offer and in the sales contract that it would not use Roberts Construction as the general contractor. The sales contract provided that Lennar would not enter into the sales contract unless the restrictive covenant was terminated no later than the closing date at no cost to Lennar. After being advised by Lennar of this requirement, the Audit Committee negotiated with Roberts Construction for the release of the restrictive covenant. Roberts Construction agreed in the sales contract to give up its contractual rights to be the general contractor for the project and to release the restrictive covenant on the closing date for a payment of $500,000 from the purchase price to be paid by Lennar. On February 7, 2013, the closing occurred and Roberts Construction received the payment for releasing the restrictive covenant. We used the remaining sales proceeds to repay the Peachtree Parkway loan and recorded a $1,214,192 gain on the sale.

Restrictive Covenant on North Springs Property. Our 10-acre North Springs property in Fulton County is zoned for 356 multifamily units, 210,000 square feet of office space and 56,000 square feet of retail space. In acquiring the North Springs property in January 2005, we assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Fulton County, Georgia real estate records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above. The restrictive covenant expires on January 3, 2015. We have paid the development fees to Roberts Properties for the services they provided in full satisfaction of that part of the covenant.

Development Fees. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues, as well as exterior design, finish selection, and interior design. We have entered into a design and development agreement with Roberts Properties for the Highway 20 project and made payments to Roberts Properties as outlined in the following table:

	Total Contract Amount	Amounts Incurred in 2012	Amounts Incurred in 2013	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$35,000	$390,000

Construction Contracts. We have entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Under these contracts, we will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. We pay progress payments monthly to Roberts Construction based on the work that has been completed. (We will not make any further payments with respect to the Peachtree Parkway property, which we have sold.) The following table lists the amounts incurred on these contracts during 2012 and 2013.

	Amounts Incurred for Labor and Materials Costs		Amounts Incurred for 5% Profit and 5% Overhead
	For Twelve Months Ended December 31,		For Twelve Months Ended December 31,
	2013	2012	2013	2012

Bradley Park	$0	$922	$0	$92
Northridge	999	145,085	100	14,508
Peachtree Pkwy	0	1,126	0	113
North Springs	0	286	0	29
Highway 20	0	622	0	62

Totals	$999	$148,041	$100	$14,804

Other Payments to Roberts Construction. At our request, Roberts Construction performed repairs and maintenance and made tenant improvements for new leases at our retail centers and office building. Roberts Construction also performed maintenance on the land parcels. In 2012, we paid Roberts Construction $149,806 for labor and materials costs plus $14,981 (5% for profit and 5% for overhead). Additionally, Roberts Construction received cost reimbursements of $42,914 in 2012 and $279,326 in 2013.

Reimbursements to Roberts Properties for Consulting Services. We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, we reimburse Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. As amended, the arrangement provides that the appropriate billing rate shall be calculated by multiplying an hourly cost for an employee (which is defined as the employee’s salary, plus benefits paid by the Roberts Companies, divided by 2,080 annual hours) by a factor of 2.25 for all employees (increased from a factor of 1.7), including Roberts Properties’ Chief Financial Officer (increased from a factor of 1.8). The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, we incurred $136,297 in 2012 and $261,014 in 2013. The 2013 increase was because Roberts Properties provided additional services in 2013 that replaced the services of a full-time temporary contractor we had retained, which resulted in a net savings to us.

Other Reimbursements to Roberts Properties. We reimbursed Roberts Properties $7,221 in 2012 and $10,331 in 2013 for our operating costs and other expenses.

Expiration of Sales Contract for Northridge Land. As disclosed in our previous SEC filings, on June 30, 2011, we entered into a contract to sell our 11-acre Northridge property to Roberts Properties for $5,060,000, plus the reimbursement of $303,789 of certain development and construction expenses. The sales contract was amended on December 19, 2011 to provide for a sales price of $4,070,000 and was subsequently amended several times to extend the closing date, most recently to June 30, 2013. On July 1, 2013, the sales contract expired according to its terms, which resulted in our receipt of the $25,000 earnest money deposit, which Roberts Properties forfeited. Additionally, during the term of the sales contract Roberts Properties reimbursed us $383,373 for certain development and construction expenses that we had incurred.

Determination of Director Independence

We have established an audit committee, a nominating and governance committee and a compensation committee. Our audit committee is composed of Mr. Jones (Chairman), Mr. Davis, and Mr. Humphries. Our board of directors has determined that each member of the audit committee is “independent” under SEC Rule 10A-3 and Section 803A of the NYSE MKT exchange listing standards. Our compensation committee is composed of Mr. Davis (Chairman), Mr. Jones, and Mr. Humphries, and our nominating and governance committee is composed of Mr. Jones (Chairman) and Mr. Davis. Our board of directors has determined that each of Mr. Davis, Mr. Jones, and Mr. Humphries is “independent” within the meaning of Section 803A of the NYSE MKT exchange listing standards. In determining that Mr. Davis is independent, the board considered that Mr. Davis is an Executive Vice President of Jones Lang LaSalle (“JLL”), which offers specialized real estate services to clients in 70 countries from more than 1,000 locations worldwide. We recently retained JLL as the real estate broker for the sale of one of our properties. In determining that this engagement did not affect Mr. Davis’ status as an independent director, the board noted that Mr. Davis’ work at JLL focuses on loan originations for the office and retail property sectors and not property sales, he would not be involved in the marketing or sale of the property, and he would receive no financial or other compensation or benefits that relate, either directly or indirectly, to any compensation earned by JLL as a result of the real estate brokerage services that JLL performs for us. There were no other transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

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

The board of directors is subject to provisions of Georgia law that are designed to eliminate or minimize potential conflicts of interest. Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the board of directors. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director’s judgment, may not be enjoined, set aside, or give rise to damages on the grounds of that interest if either:

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

In October 2012, we were informed by Reznick Group, P.C. (“Reznick Group”), our independent registered public accounting firm, that Reznick Group had entered into a business combination with J.H. Cohn, LLP (“J.H. Cohn”), another independent registered public accounting firm. In connection with the business combination, J.H. Cohn legally changed its name to CohnReznick LLP (“CohnReznick”) and continues to be registered with the PCAOB. As a result of the business combination and in accordance with applicable SEC rules related to business combinations of independent registered public accounting firms, on November 5, 2012, Reznick Group resigned as our independent registered public accounting firm. The audit committee of our board of directors then appointed CohnReznick, the combined firm, as our independent registered public accounting firm effective November 5, 2012. Our audit engagement team did not change as a result of the business combination.

Audit Fees

For 2013

The aggregate fees billed by CohnReznick for professional services rendered for the audit of our annual financial statements for 2013 and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2013 were $125,000.

For 2012

The aggregate fees billed by CohnReznick for professional services rendered for the audit of our annual financial statements for 2012 and for the review of the financial statements included in our quarterly reports on Form 10-Q during 2012 were $135,000.

Audit-Related Fees

For 2013

We did not engage CohnReznick to provide, and CohnReznick did not bill us for, any professional services that were reasonably related to the performance of the audit of our 2013 financial statements, but which are not reported under Audit Fees above.

For 2012

CohnReznick provided professional services in the amount of $22,300 that were reasonably related to the performance of the audit of our 2012 financial statements, but which are not reported under Audit Fees above.

Reznick Group provided professional services in the amount of $4,500 that were reasonably related to the performance of the audit of our 2012 financial statements, but which are not reported under Audit Fees above.

Tax Fees

For 2013

The aggregate fees billed by CohnReznick for professional services rendered related to tax compliance, tax advice, and tax planning for 2013 were $18,000.

For 2012

The aggregate fees billed by CohnReznick for professional services rendered related to tax compliance, tax advice, and tax planning for 2012 were $18,000.

All Other Fees

For 2013

The aggregate fees billed by CohnReznick for real estate consulting services in 2013 were $2,000.

For 2012

The aggregate fees billed by Reznick Group for real estate consulting services in 2012 were $7,500.

Pre-Approval Policy

Our audit committee pre-approval guidelines with respect to pre-approval of audit and non-audit services are summarized below.

General. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the audit committee. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the audit committee.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Roberts Realty Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Roberts Realty Investors, Inc., a Georgia corporation, and its subsidiary (together, the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Roberts Realty Investors, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roberts Realty Investors, Inc. and its subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company’s execution of its business plan is predicated on the sale of certain of its real estate assets and on raising additional equity and obtaining construction loans for the development and construction of new multifamily apartment communities. The Company’s outstanding debt matures within the next twelve months and there is no assurance that the outstanding debt can be refinanced or further extended. If the Company is unable to further extend or refinance its maturing debt on acceptable terms, or at all, it might be compelled to sell one or more of its properties on disadvantageous terms, which could result in significant losses, or to return the properties to their respective lenders in satisfaction of the debt secured by these properties, which could also result in substantial losses.

/s/ CohnReznick LLP

Atlanta, Georgia

March 6, 2014

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

REAL ESTATE ASSETS:
Construction in progress and real estate under development	$12,450,385	$12,381,789
Real estate assets held for sale	11,500,000	17,725,167

Net real estate assets	23,950,385	30,106,956

CASH AND CASH EQUIVALENTS	3,522,867	401,018

RESTRICTED CASH	574,204	237,735

DEFERRED FINANCING COSTS – Net of accumulated amortization of $95,013 and $122,583 at December 31, 2013 and 2012, respectively	122,087	41,116

DUE FROM AFFILIATES	—	403,182

OTHER ASSETS – Net	43,075	86,252

ASSETS RELATED TO DISCONTINUED OPERATIONS	122,340	11,163,769

	$28,334,958	$42,440,028

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Land notes payable	$5,600,000	$7,910,000
Accounts payable and accrued expenses	431,344	398,841
Due to affiliates	47,441	37,542
Prepaid rents	—	1,056
Liabilities related to real estate assets held for sale	5,561,579	7,025,479
Liabilities related to discontinued operations	560	9,779,521

Total liabilities	11,640,924	25,152,439

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	3,328,791	2,674,390

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,702,934 and 10,641,928 shares issued and 10,045,832 and 10,569,211 shares outstanding at December 31, 2013 and 2012, respectively	107,029	106,419
Additional paid-in capital	31,097,171	31,813,622
Treasury shares, at cost (72,717 shares at December 31, 2013 and 2012, respectively)	(71,332)	(71,332)
Accumulated deficit	(17,767,625)	(17,235,510)

Total shareholders’ equity	13,365,243	14,613,199

	$28,334,958	$42,440,028

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
OPERATING REVENUES:
Rental operations	$3,587	$12,675
Other operating income	25,085	135

Total operating revenues	28,672	12,810

OPERATING EXPENSES:
Utilities	418	544
Repairs and maintenance	235,848	56,847
Real estate taxes	109,028	126,493
Marketing, insurance and other	8,998	6,759
General and administrative expenses	1,801,887	1,453,663
Impairment loss on real estate assets	—	3,459,283
Depreciation and amortization expense	621	128

Total operating expenses	2,156,800	5,103,717

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	1,253,933	397,181
Gain on disposal of assets	6,500	—
Interest income	1,071	3,590
Interest expense	(762,748)	(892,259)
Amortization of deferred financing costs	(184,350)	(147,009)

Total other income (expense)	314,406	(638,497)

LOSS FROM CONTINUING OPERATIONS	(1,813,722)	(5,729,404)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,171,537	(2,595,726)

NET LOSS	(642,185)	(8,325,130)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(110,070)	(1,396,957)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(532,115)	$(6,928,173)

LOSS PER COMMON SHARE – BASIC AND DILUTED (Note 5):

Loss from continuing operations – basic and diluted	$(0.14)	$(0.45)
Income (loss) from discontinued operations – basic and diluted	0.09	(0.21)
Net loss – basic and diluted	$(0.05)	$(0.66)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Shares
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders’ Equity

BALANCE AS OF DECEMBER 31, 2011	10,374,518	$103,745	$31,397,390	$(71,332)	$(10,307,337)	$21,122,466

Net loss					(6,928,173)	(6,928,173)

Restricted shares issued	50,000	500	(500)			—
Share-based compensation expense			83,995			83,995
Redemption of operating partnership units for common shares	217,410	2,174	286,981			289,155
Adjustment for noncontrolling interest in the operating partnership			45,756			45,756

BALANCE AS OF DECEMBER 31, 2012	10,641,928	$106,419	$31,813,622	$(71.332)	$(17,235,510)	$14,613,199

Net loss					(532,115)	(532,115)

Restricted shares issued	31,250	312	(312)			—
Share-based compensation expense			48,630			48,630
Contribution of common shares for operating partnership units			(607,760)			(607,760)
Redemption of operating partnership units for common shares	29,756	298	37,598			37,896
Adjustment for noncontrolling interest in the operating partnership			(194,607)			(194,607)

BALANCE AS OF DECEMBER 31, 2013	10,702,934	$107,029	$31,097,171	$(71.332)	$(17,767,625)	$13,365,243

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(642,185)	$(8,325,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,967	650,092
Loss on extinguishment of debt	362,264	—
Impairment loss on real estate assets	—	5,923,207
Gain on sale of real estate assets	(3,018,609)	(397,181)
Share-based compensation expense	48,630	83,995
Amortization of above and below market leases	(3,357)	(12,536)
Decrease (increase) in due from affiliates	403,182	(161,000)
Decrease (increase) in other assets	100,578	(149,782)
Increase in due to affiliates	10,504	9,517
Increase in accounts payable, accrued expenses and other liabilities relating to operations	449,718	129,241

Net cash used in operating activities	(1,972,308)	(2,249,577)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	13,320,000	1,200,000
Reimbursement of expenses related to real estate assets held for sale	—	515,530
Proceeds from sale of furniture, fixtures and equipment	6,500	—
Purchase of furniture, fixtures and equipment	(1,902)	(636)
Payment of leasing costs	(4,668)	(12,500)
(Increase) decrease in restricted cash	(632,651)	250,212
(Decrease) increase in accounts payable, accrued expenses and other liabilities relating to investing activities	(38,837)	9,585
(Decrease) increase in due to affiliates relating to investing activities	(605)	605
Costs related to the sale of real estate assets	(891,667)	—
Development and construction of real estate assets	(29,037)	(192,610)

Net cash provided by investing activities	11,727,133	1,770,186

FINANCING ACTIVITIES:
Principal repayments on liabilities related to discontinued operations	(2,557,454)	(304,283)
Principal repayments of land notes payable	(2,310,000)	(45,000)
Principal repayments on liabilities related to real estate assets held for sale	(7,000,200)	(1,174,800)
Payment of loan costs	(265,322)	(163,699)
Proceeds from land notes payable	—	2,000,000
Proceeds from land notes payable related to real estate assets held for sale	5,500,000	—

Net cash (used in) provided by financing activities	(6,632,976)	312,218

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,121,849	(167,173)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	401,018	568,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,522,867	$401,018

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$938,555	$1,450,434

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Redemption of operating partnership units for common shares	$37,896	$289,155

Contribution of common shares for operating partnership units	$(607,760)	$—

Adjustments to noncontrolling interest in the operating partnership	$(194,607)	$45,756

NON-CASH DISPOSITION OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Disposition of real estate assets related to discontinued operations	$7,026,774	$—

Decrease in assets related to discontinued operations	$76,906	$—

Extinguishment of liabilities related to discontinued operations	$(7,564,640)	$—

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BUSINESS AND ORGANIZATION

Roberts Realty Investors, Inc. (“Roberts Realty”), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. Roberts Realty owns and manages its real estate assets as a self-administered, self-managed equity real estate investment trust, or REIT.

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. Roberts Realty controls the operating partnership as its sole general partner and had an 80.06% and an 84.53% ownership interest in the operating partnership at December 31, 2013 and December 31, 2012, respectively.

At December 31, 2013, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and
•	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract which is under contract to be sold (see Note 3 – Real Estate Assets Held for Sale and Discontinued Operations, and Note 11 – Subsequent Events).

Management’s Business Plan. In the near term, Roberts Realty intends to focus exclusively on developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. After it has obtained the necessary debt and equity capital to fund its development and construction program, as part of its future business and growth plan, Roberts Realty expects to acquire existing multifamily apartment communities and to concentrate its acquisitions on well-located Class B apartment communities in the Southeastern United States that can be upgraded and repositioned in their respective markets.

Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative operating cash flow is primarily due to its ownership of five tracts of land that do not produce ongoing revenue but incur carrying costs of interest expense and real estate taxes. Roberts Realty is using its year end cash balance to meet its short-term liquidity requirements, including general and administrative expenses, principal reductions on its debt, and funding carrying costs and improvements at its existing properties. Roberts Realty has the ability to defer property development costs, if needed, to meet its short-term liquidity needs. As of December 31, 2013, Roberts Realty had three loans with a total principal balance of $11,100,000 that are scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which Roberts Realty can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $3,000,000 Bradley Park land loan that matures on August 10, 2014; and (c) the $2,600,000 Highway 20 land loan that matures on October 8, 2014.

Management’s primary objectives for 2014 are to sell the North Springs transit-oriented property or use it in a joint venture and to sell the 1.3-acre Johns Creek commercial site (which is under contract to be sold for $700,000, see Note 11 – Subsequent Events) to provide a portion of the equity needed to develop the Bradley Park, Northridge, and Highway 20 properties while continuing to reduce its debt and decrease its negative operating cash flow.

The North Springs property has an independent appraised value of $16,350,000, and Roberts Realty intends to pay off the $5,500,000 North Springs land loan from the sales or joint venture proceeds. Management plans to use the net sales proceeds from the sale of the 1.3-acre Johns Creek commercial site to pay down its Highway 20 land loan.

Management intends to either renew or refinance the Bradley Park and Highway 20 loans as they come due and extend their maturity dates at least 12 months. Management believes that its long history of operating and developing real estate, its current plans to sell the North Springs property or use it in a joint venture and to sell the Johns Creek commercial site, and its current plans to develop its remaining land, will allow it to successfully extend these loans or obtain alternative funding.

If Roberts Realty does not sell the North Springs property as it intends; or Roberts Realty is unable to extend or refinance the North Springs, Bradley Park, and Highway 20 loans at maturity on acceptable terms, or at all, it might be compelled to dispose of one or more of its properties on disadvantageous terms, which could result in significant losses. Additionally, if Roberts Realty is unable to sell one or more properties or find alternative funding to repay the North Springs, Bradley Park, and Highway 20 loans as they mature, it might be forced to return these properties to the respective lenders in satisfaction of the debt secured by these properties, which would result in substantial losses.

Roberts Realty believes this is an opportune time to create new multifamily apartment communities and that it can create value for its shareholders as it has historically done through developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. Roberts Realty intends to move forward with the development and construction of its Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although it cannot make substantial progress on constructing and leasing up these apartment communities until it raises the necessary equity and obtains the construction loans. Management currently estimates that it will need approximately $15,314,000 of additional equity and $50,288,000 of debt to complete the construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

Roberts Realty is in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors regarding providing additional equity for the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities. Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of purchasing one or more of the remaining land parcels and constructing multifamily apartment communities. Roberts Realty may also sell one or more of these land parcels to Roberts Properties or to a newly formed affiliate of Roberts Properties.

If Roberts Realty is unable to sell the North Springs property, find a joint venture partner, or raise private equity as it intends, Roberts Realty will be unable to carry out its planned development and construction program and execute its business plan, which might result in significant losses. Roberts Realty cannot provide any assurance that it will be able to raise the equity and debt needed to complete the construction of any new multifamily communities.

As previously reported, in addition to the above objectives, Roberts Realty continues to work on numerous strategic alternatives that would maximize shareholder value through a sale, merger, or other business combination. Roberts Realty has engaged in discussions with both private companies and individuals regarding a possible sale, merger, or other business combination. Roberts Realty is currently in active discussions with several companies that have expressed a desire to become a public company through a transaction with Roberts Realty. To date, Roberts Realty has not entered into any definitive agreement for such a transaction. Management continues to pursue and work diligently on any sale, merger, or other business combination that would reward shareholders and maximize their value, although Roberts Realty is unable to provide any assurance that such a transaction will be consummated.

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

In July 2013, the operating partnership privately offered to investors who held both units of the operating partnership and shares of common stock the opportunity to contribute shares to the operating partnership in exchange for units (provided that the investors were “accredited investors” under SEC Rule 501 of Regulation D under the Securities Act of 1933, as amended). This opportunity remains open to those accredited investors. Consistent with the Conversion Factor noted above, the offering of units uses a “Contribution Factor” such that an accredited investor who contributes shares to the operating partnership will receive one unit for every 1.647 shares contributed.

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock or as Roberts Realty common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 17.14% for 2013 and 16.78% for 2012. There were 1,519,036 units outstanding as of December 31, 2013 and 1,182,285 units outstanding as of December 31, 2012. The noncontrolling interest of the unitholders was $3,328,791 at December 31, 2013 and $2,674,390 at December 31, 2012.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in Roberts Realty’s consolidated statements of shareholders’ equity. The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the twelve months ended December 31, 2013 and 2012 (see Note 5 – Shareholders’ Equity – Earnings per Share):

	December 31,
	2013	2012

Beginning balance	$2,674,390	$4,406,258
Net loss attributable to noncontrolling interest	(110,070)	(1,396,957)
Redemptions of noncontrolling partnership units	(37,896)	(289,155)
Contribution of common shares for noncontrolling partnership units	607,760	—
Adjustments to noncontrolling interest in the operating partnership	194,607	(45,756)

Ending balance	$3,328,791	$2,674,390

Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. Under FASB ASC Topic 820-10, Fair Value Measurements and Disclosures – Overall, Roberts Realty measures its non-financial assets and liabilities at fair value on a nonrecurring basis. Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the book value may not be recoverable. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined by an evaluation of appraisals, discounted cash flow analyses, and other applicable valuation techniques. The analysis conducted by Roberts Realty in determining impairment losses is described in Note 7 – Impairment Loss on Real Estate Assets.

The purchase price of acquired real estate assets is allocated to land, building, and intangible assets in accordance with FASB ASC Topic 805, Business Combinations. Roberts Realty allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant. Intangible assets typically consist of above or below market leases and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. The combined fair value of above and below market leases acquired, net of accumulated amortization, was ($0) and ($3,357) at December 31, 2013 and 2012, respectively, and these amounts are included in other assets on the consolidated balance sheets. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization (a) are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable and (b) are tested at least annually.

Expenditures directly related to the acquisition, development, construction, and improvement of real estate assets are capitalized, at cost, as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, insurance, and other direct costs are capitalized. Interest expense is capitalized on qualifying assets during the construction period using a weighted average interest rate for all applicable indebtedness. There was no interest expense capitalized in 2013 and 2012. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the respective lease. Ordinary repairs and maintenance costs are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of in-place leases and any tenant improvement costs is included in income (loss) from discontinued operations on the consolidated statements of operations. Depreciation and amortization expense for the assets related to discontinued operations was $131,995 in 2013 and $502,955 in 2012 (see Note 3 – Real Estate Assets Held for Sale and Discontinued Operations – Depreciation and Amortization Expense).

Roberts Realty recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, Roberts Realty defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of Roberts Realty’s assets as of December 31, 2013 and 2012.

Cash and Cash Equivalents. Roberts Realty considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Roberts Realty maintains cash and cash equivalent balances with financial institutions that may at times exceed the limits for insurance provided by the Federal Depository Insurance Corporation. Roberts Realty has not experienced any losses related to these excess balances, and management believes its credit risk is minimal.

Restricted Cash. Restricted cash consists of interest reserves held by lenders, any tenant security deposits, and any lender escrows held by third parties.

Deferred Financing Costs. Deferred financing costs include fees and expenses incurred to obtain financing and are amortized using the straight-line method over the terms of the related indebtedness. Although accounting principles generally accepted in the U.S. (“GAAP”) require that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method.

Revenue Recognition. Roberts Realty leases its multifamily apartment communities under operating leases with terms generally one year or less. Roberts Realty does not currently own any multifamily communities and did not own any multifamily communities during 2013 or 2012. Rental income from multifamily apartment communities is recognized when collected which materially approximates revenue recognition on a straight-line basis.

Commercial leases generally have terms of three to five years, with options to renew for an additional three to five years. Rental income from commercial leases is recognized on a straight-line basis. Roberts Realty also recognizes revenue for reimbursements from commercial tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses; such as, electricity, water, sewer, and trash removal (See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations).

Income Taxes. Since its formation in 1994, Roberts Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and expects to continue to maintain its classification as a REIT. As a result, Roberts Realty generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes at least 90% of its taxable income, as defined in the Code, each year to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. Roberts Realty had net operating loss carryforwards of approximately $16,663,000 at December 31, 2013 and $11,803,000 at December 31, 2012. These net operating loss carryforwards expire in the years ending December 31, 2029 through December 31, 2033. A reconciliation of Roberts Realty’s net loss to its taxable loss for the years ending December 31, 2013 and 2012 is shown below.

F-11

	2013	2012

Net loss available to common shareholders	$(532,115)	$(6,928,173)

Adjustments to net loss:
Loss on disposition of real estate assets	(1,346,361)	—
Gain on disposal of assets	(2,794,275)	(58,875)
Depreciation	(150,589)	66,493
Prepaid and straight-line rents	34,322	21,093
Unearned compensation	(55,203)	11,902
Bad debt	(17,107)	(70,482)
Meals and entertainment	1,003	522
Impairment loss on real estate assets	—	4,929,365

Taxable (loss) income before net operating losses and dividends paid deduction	(4,860,325)	(2,028,155)

Dividends paid deduction	—	—
Net operating loss deduction	—	—

Taxable loss	$(4,860,325)	$(2,028,155)

Earnings Per Share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is calculated to reflect the potential dilution of all instruments or securities that are convertible into shares of common stock. For Roberts Realty, this includes the shares that are issuable in redemption of units that are outstanding during the periods presented.

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

Reclassifications. Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale in order to conform to the current financial statement presentation.

3.          REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. Roberts Realty classifies real estate assets as held for sale after the following conditions have been satisfied: (1) receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying consolidated balance sheets. The real estate assets held for sale and the liabilities related to real estate assets held for sale as of December 31, 2013 and 2012, were as follows:

	Real Estate Assets Held for Sale
	12/31/13	12/31/12
Peachtree Parkway Land	$—	$6,225,167
North Springs Land	11,000,000	11,000,000
Commercial Site in Johns Creek	500,000	500,000

Total Real Estate Assets Held for Sale	$11,500,000	$17,725,167

	Liabilities Related to
	Real Estate Assets Held for Sale
	12/31/13	12/31/12

Peachtree Parkway Land	$—	$7,000,200
North Springs Land	5,500,000	—

Total Loans for Real Estate Assets Held for Sale	5,500,000	7,000,200
Other Liabilities	61,579	25,279

Total Liabilities Related to Real Estate Assets Held for Sale	$5,561,579	$7,025,479

On February 7, 2013, Roberts Realty sold its 20.6-acre Peachtree Parkway land for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property). See Note 9 – Related Party Transactions. Roberts Realty used $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan. Roberts Realty recorded a $1,214,192 gain on this sale.

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

Roberts Realty reports the results of operations and the gains or losses from operating properties that are disposed of in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall. These assets and their liabilities are separately stated on the accompanying consolidated balance sheets as assets or liabilities related to discontinued operations. Gains and losses, the results of operations, interest expense and all expenses related to the retirement of debt from operating properties that are disposed of are included in discontinued operations in the period incurred and are shown separately in the consolidated statements of operations as income (loss) from discontinued operations.

Discontinued Operations

Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS

REAL ESTATE ASSETS:
Land	$—	$5,272,376
Buildings and improvements	—	8,253,639
Furniture, fixtures and equipment	—	568,724
	—	14,094,739
Less: accumulated depreciation	—	(3,779,568)
Operating real estate assets	—	10,315,171

RESTRICTED CASH	—	527,042

DEFERRED FINANCING AND LEASING COSTS – Net of accumulated amortization of $0 and $164,636 at December 31, 2013 and 2012, respectively	—	52,214

LEASE INTANGIBLES – Net of accumulated amortization of $0 and $441,952 at December 31, 2013 and 2012, respectively	—	11,221

OTHER ASSETS – Net	122,340	258,121

Total assets related to discontinued operations	$122,340	$11,163,769

LIABILITIES

LIABILITIES:
Mortgage notes payable	$—	$9,655,865
Accounts payable and accrued expenses	560	72,823
Security deposits and prepaid rents	—	50,833

Total liabilities related to discontinued operations	$560	$9,779,521

Discontinued Operations

Statements of Operations

	December 31,	December 31,
	2013	2012

OPERATING REVENUES:
Rental operations	$739,991	$1,045,026
Other operating income	126,089	429,118

Total operating revenues	866,080	1,474,144

OPERATING EXPENSES:
Utilities	103,791	129,959
Repairs and maintenance	80,724	100,478
Real estate taxes	103,150	146,447
Marketing, insurance and other	60,616	49,725
General and administrative expenses	38,363	71,979
Impairment loss on real estate assets	—	2,463,924
Depreciation and amortization expense	115,059	470,621

Total operating expenses	501,703	3,433,133

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	1,764,676	—
Loss on extinguishment of debt	(362,264)	—
Interest income	74	103
Interest expense	(578,390)	(604,506)
Amortization of deferred financing and leasing costs	(16,936)	(32,334)

Total other income (expense)	807,160	(636,737)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,171,537	$(2,595,726)

On November 5, 2013, Roberts Realty completed the transfer of the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property, which completed Roberts Realty’s exit from the office and retail business. Roberts Realty recorded a $63,721 loss on the extinguishment of debt related to this transaction.

On October 30, 2013, Roberts Realty sold its Northridge Office Building for $5,280,000. At the closing, Roberts Realty paid off the $2,422,533 Northridge Office Building loan. Roberts Realty intends to use the $2,520,000 in net sales proceeds to continue the development of the 152-unit Bradley Park apartment community. Roberts Realty recorded a $1,764,676 gain on this sale.

On August 6, 2013, Roberts Realty completed the transfer of the Spectrum retail center to the lender, in satisfaction of the $4,691,528 in debt secured by the property. Roberts Realty recorded a $298,543 loss on the extinguishment of debt related to this transaction.

As a result of the dispositions of the Bassett and Spectrum retail centers and the sale of the Northridge Office Building, Roberts Realty classified them as discontinued operations as outlined in the tables above.

4.          NOTES PAYABLE

Land Loans. The operating partnership or its wholly owned subsidiary is the borrower and Roberts Realty is the guarantor for the loans secured by Roberts Realty’s land parcels. The outstanding principal balances of these loans at December 31, 2013 and 2012 were as follows (in order of maturity date):

Land Parcel		Interest Rate as of	Principal Outstanding
Securing Loan	Maturity	12/31/13	12/31/13	12/31/12

Bradley Park	8/10/14	3.66%	$3,000,000	$3,000,000
Highway 20	10/08/14	5.0%	2,600,000	2,910,000
Northridge (1)	N/A	N/A	—	2,000,000

Total Land Loans			5,600,000	7,910,000
Peachtree Parkway(2)(3)	N/A	N/A	—	7,000,200
North Springs (3)	7/17/14	13.0%	5,500,000	—

Total Land Loans for Real Estate Assets Held for Sale			5,500,000	7,000,200

Totals			$11,100,000	$14,910,200

(1)	The Northridge loan has been paid in full.
(2)	The Peachtree Parkway property has been sold and the loan has been paid in full. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.
(3)	The Peachtree Parkway and North Springs land loans are classified as liabilities related to real estate assets held for sale in the consolidated balance sheets. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.

On September 27, 2013, Roberts Realty renewed and extended its Highway 20 land loan to October 8, 2014. At closing, Roberts Realty made a $250,000 principal payment and established a $130,000 interest reserve to pay the monthly interest payments at the prime rate plus 1.75% with a floor of 5.0% per annum. Roberts Realty will continue to make fixed principal payments of $5,000 per month and also provided the lender with a security interest in the 1.3-acre Johns Creek commercial site.

On July 19, 2013, Roberts Realty repaid its $2,000,000 Northridge land loan in full. The Northridge land, which has a book value of $4,373,789, is now unencumbered and owned debt free. The Northridge land loan required monthly interest only payments at an interest rate of 12% per annum.

On July 18, 2013, Roberts Realty closed a $5,500,000 loan secured by the North Springs property. At closing, Roberts Realty paid a 3.0% origination fee to the lender and established a $755,000 interest reserve to pay the monthly interest only payments at an interest rate of 13% per annum. The loan has a maturity date of July 17, 2014, provided that Roberts Realty can extend the loan to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension. Upon the sale of the North Springs property, Roberts Realty will pay a 1% exit fee to the lender.

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

The Peachtree Parkway land loan required monthly interest only payments at the one-month LIBOR index rate plus 300 basis points, with an interest rate floor of 5% per annum.

Mortgage Notes. The mortgage notes payable secured by Roberts Realty’s operating properties at December 31, 2013 and 2012 were as follows:

		Interest Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/13	12/31/13	12/31/12

Northridge Office Building(1)	N/A	N/A	$—	$2,538,334
Spectrum at the Mall of Georgia(2)	N/A	N/A	—	4,691,528
Bassett Retail Center(3)	N/A	N/A	—	2,426,003

Totals			$—	$9,655,865

(1)	The Northridge Office Building has been sold and the loan has been paid in full. The mortgage note is classified as liabilities related to discontinued operations in the consolidated balance sheets. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.
(2)	The Spectrum Retail Center has been transferred to the lender in satisfaction of the debt, and its mortgage note is classified as liabilities related to discontinued operations in the consolidated balance sheets. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.
(3)	The Bassett Retail Center has been transferred to the lender in satisfaction of the debt, and its mortgage note is classified as liabilities related to discontinued operations in the consolidated balance sheets. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.

The operating partnership was the borrower and Roberts Realty was the guarantor for the Northridge Office Building mortgage note, which required monthly payments consisting of a fixed principal amount of $13,333 plus interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.50% per annum. On April 24, 2013, Roberts Realty renewed and extended the Northridge Office Building loan to August 10, 2014. The renewed loan required monthly payments consisting of a fixed principal amount of $10,410 plus interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 4.75% per annum through December 31, 2013. Commencing on January 1, 2014 through the maturity date, the loan would bear interest at the 30-day LIBOR rate plus 300 basis points, with an interest rate floor of 5.25% per annum.

The Spectrum at the Mall of Georgia mortgage note was non-recourse and required monthly payments of principal and interest with a fixed interest rate of 5.68% and a 30-year amortization period. A wholly owned subsidiary of the operating partnership was the borrower.

The Bassett Retail Center mortgage note was non-recourse and required monthly payments of principal and interest with a fixed interest rate of 8.47% and a 30-year amortization period. A wholly owned subsidiary of the operating partnership was the borrower.

The scheduled principal payments of all debt outstanding at December 31, 2013 are as follows:

2014	$11,100,000
2015	—
2016	—
2017	—
2018	—
Thereafter	—

Total	$11,100,000

At December 31, 2013, the weighted average interest rate on Roberts Realty’s short-term debt was 8.60%. There was no interest expense capitalized in 2013 or 2012.

5.          SHAREHOLDERS’ EQUITY

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 2, 18,066 operating partnership units were redeemed for 29,756 shares during 2013, and 132,000 operating partnership units were redeemed for 217,410 shares during 2012. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 2, a total of 584,385 shares were contributed to the operating partnership and 354,817 units were issued in exchange for the shares contributed. No shares were contributed to the operating partnership during 2012. The contribution was reflected in the accompanying consolidated financial statements based on the closing price of Roberts Realty’s stock on the date of contribution.

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

There were no unvested shares of restricted stock outstanding at December 31, 2013, and there were 50,000 unvested shares of restricted stock outstanding at December 31, 2012. During 2013, Roberts Realty granted a total of 31,250 shares under the Plan, 15,625 shares to an employee of Roberts Properties and 15,625 shares to an employee of Roberts Construction, for their efforts on behalf of Roberts Realty. The shares granted during 2013 were vested upon their issuance. During 2012, Roberts Realty granted 50,000 shares under the Plan to an employee of Roberts Properties. The grant included a service-based vesting period of one year. Compensation expense related to restricted stock was $48,630 and $83,995 in 2013 and 2012, respectively. There is no unearned compensation expense related to restricted stock that will be recognized in future periods as of December 31, 2013, and there was $18,630 of unearned compensation expense to be recognized in future periods as of December 31, 2012.

The following table shows the restricted stock activity for 2013 and 2012:

	Number of Unvested Shares of Restricted Stock	Weighted Grant Date Fair Value Per Share

Balance at December 31, 2011	50,000	$1.43

Granted	50,000	$1.36
Forfeited	—
Vested	(50,000)

Balance at December 31, 2012	50,000

Granted	31,250	$.96
Forfeited	—
Vested	(81,250)

Balance at December 31, 2013	—

Treasury Stock. Roberts Realty has a stock repurchase plan under which it was authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the plan, as of December 31, 2013, Roberts Realty had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. Roberts Realty did not repurchase any shares during 2013 or 2012.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	December 31,
	2013	2012

Loss from continuing operations available for common shareholders – basic	$(1,502,850)	$(4,768,010)

Loss from continuing operations attributable to noncontrolling interest	(310,872)	(961,394)

Loss from continuing operations – diluted	(1,813,722)	(5,729,404)
Income (loss) from discontinued operations available for common shareholders – basic	970,736	(2,160,163)

Income (loss) from discontinued operations attributable to noncontrolling interest	200,801	(435,563)

Income (loss) from discontinued operations – diluted	1,171,537	(2,595,726)
Net loss – diluted	$(642,185)	$(8,325,130)
Weighted average number of shares – basic	10,402,546	10,465,506
Dilutive securities – weighted average number of units	2,151,353	2,110,019

Weighted average number of shares – diluted	12,553,899	12,575,525

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; and owns land. Although Roberts Realty previously owned and managed two retail centers and an office building, it completed its exit from the office and retail business in 2013. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations. Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2013 or 2012. Roberts Realty had three reportable operating segments during 2013 and 2012:

1.	the retail/office segment, which consisted of two operating retail centers and an office building (See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations);
2.	the land segment, which consists of various tracts of land; and
3.	the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for 2013 and 2012. The retail/office segment was composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations for more detailed information. The land segment is composed of (a) three tracts of land totaling 71 acres that are in various phases of development and construction, and (b) two tracts of land held for sale totaling 11 acres. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Twelve Months Ended December 31, 2013
	Retail/Office	Land	Corporate	Total

Operating revenues – continuing	$—	$3,587	$—	$3,587
Other operating income	—	25,000	85	25,085

Total operating revenues from consolidated entities	—	28,587	85	28,672

Operating expenses – continuing		445,173	1,711,006	2,156,179
Depreciation and amortization expense	—	—	621	621

Total operating expenses from consolidated entities	—	445,173	1,711,627	2,156,800

Other income	—	306,835	7,571	314,406

Consolidated loss from continuing operations	—	(109,751)	(1,703,971)	(1,813,722)

Consolidated income from discontinued operations (Note 3)	1,171,537	—	—	1,171,537

Consolidated net income (loss)	1,171,537	(109,751)	(1,703,971)	(642,185)

Consolidated net income (loss) attributable to noncontrolling interest	200,801	(18,811)	(292,060)	(110,070)

Consolidated net income (loss) available for common shareholders	$970,736	$(90,940)	$(1,411,911)	$(532,115)

Total assets at December 31, 2013	$122,340	$24,074,228	$4,138,390	$28,334,958

Twelve Months Ended December 31, 2012
	Retail/Office	Land	Corporate	Total

Operating revenues – continuing	$—	$12,675	$—	$12,675
Other operating income	—	—	135	135

Total operating revenues from consolidated entities	—	12,675	135	12,810

Operating expenses – continuing		3,667,654	1,435,935	5,103,589
Depreciation and amortization expense	—	—	128	128

Total operating expenses from consolidated entities	—	3,667,654	1,436,063	5,103,717

Other (expense) income	—	(642,087)	3,590	(638,497)

Consolidated loss from continuing operations	—	(4,297,066)	(1,432,338)	(5,729,404)

Consolidated loss from discontinued operations (Note 3)	(2,595,726)	—	—	(2,595,726)

Consolidated net loss	(2,595,726)	(4,297,066)	(1,432,338)	(8,325,130)

Consolidated net loss attributable to noncontrolling interest	(435,563)	(721,048)	(240,346)	(1,396,957)

Consolidated net loss available for common shareholders	$(2,160,163)	$(3,576,018)	$(1,191,992)	$(6,928,173)

Total assets at December 31, 2012	$11,163,769	$30,592,075	$684,184	$42,440,028

7.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS

Roberts Realty periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall.

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) occupancy, (6) holding period, and (7) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded in the future. Due to uncertainties in the estimation process, actual results could differ materially from those estimates. Roberts Realty’s determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by Roberts Realty’s management, evaluation of appraisals, and other applicable valuation techniques. Because the factors Roberts Realty’s management uses in generating these cash flows are difficult to predict and are subject to future events that may alter its assumptions, Roberts Realty may not achieve the discounted or undiscounted future operating and residual cash flows it estimates in its impairment analyses or those established by appraisals, and Roberts Realty may be required to recognize future impairment losses on its properties held for use.

Non-Cash Impairments on Operating Real Estate Assets. During 2013, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable. Accordingly, Roberts Realty did not record an impairment loss on its operating assets during 2013.

During 2012, Roberts Realty determined that the carrying amounts of the Bassett and Spectrum retail centers and the Northridge Office Building were not recoverable as a result of (a) a change in the occupancy at the Spectrum retail center, coupled with lower projected rental rates in the surrounding market area; and (b) lower projected renewal rental rates at the Bassett retail center and the Northridge Office Building resulting from lease negotiations with tenants whose leases were expiring within the next twelve months. The determination of fair value was based on a discounted future cash flow analysis and as a result of this analysis, Roberts Realty recorded fair value adjustments of $984,342 on the Spectrum retail center, $754,278 on the Bassett retail center, and $725,304 on the Northridge Office Building.

Non-Cash Impairments on Land Parcels. During 2013, Roberts Realty determined that the carrying amount of its land parcels was recoverable. Accordingly, Roberts Realty did not record an impairment loss on its land parcels during 2013.

During 2012, Roberts Realty determined that the carrying amounts for the North Springs land and the 1.3-acre Johns Creek commercial site that are held for sale were not recoverable. The determination of fair value for the North Springs land parcel and the Johns Creek commercial site was based on available market information, including offers and expressions of interest from unrelated purchasers and market participants. As a result of this analysis, Roberts Realty recorded fair value adjustments of $2,100,000 on the North Springs land and $375,949 on the Johns Creek commercial site, which are held for sale.

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

Roberts Realty held no assets required to be measured at fair value on a recurring basis as of December 31, 2013 and 2012.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. These real estate assets, including land held for sale, were valued using sales activity for similar assets, current offers and contracts, and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates, and (2) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset. Roberts Realty held no assets required to be measured at fair value on a nonrecurring basis as of December 31, 2013.

The following table provides the balances for only those assets for which fair value adjustments were made and which were required to be measured at fair value on a nonrecurring basis as of December 31, 2012.

	Year Ended December 31, 2012
Description	Total	Level 1	Level 2	Level 3

Real estate under development	$8,008,000	—	—	$8,008,000
Real estate assets held for sale	11,500,000	—	—	11,500,000
Assets related to discontinued operations	10,315,171	—	—	10,315,171

Total assets	$29,823,171	$—	$—	$29,823,171

9.          RELATED PARTY TRANSACTIONS

Transactions with the Roberts Companies and Its Affiliates

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

Roberts Realty, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Charles S. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide these same services for 20 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143. All of these communities were sold for a substantial profit.

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

	Total Contract Amount	Amounts Incurred in 2012	Amounts Incurred in 2013	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$35,000	$390,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs and Highway 20 properties. Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. Roberts Realty will not make any further payments with respect to the Peachtree Parkway property, which has been sold. The following table lists the amounts incurred on these contracts during 2013 and 2012.

	Amounts Incurred for Labor and Materials Costs		Amounts Incurred for 5% Profit and 5% Overhead
	For Twelve Months Ended December 31,		For Twelve Months Ended December 31,
	2013	2012	2013	2012

Bradley Park	$0	$922	$0	$92
Northridge	999	145,085	100	14,508
Peachtree Pkwy	0	1,126	0	113
North Springs	0	286	0	29
Highway 20	0	622	0	62

Totals	$999	$148,041	$100	$14,804

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases at the retail centers and office building. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations. For the twelve months ended December 31, 2012, Roberts Realty paid Roberts Construction $149,806 for labor and materials costs plus $14,981 (5% for overhead and 5% for profit). Additionally, Roberts Construction received cost reimbursements of $42,914 in 2012 and $279,326 in 2013.

Roberts Properties received cost reimbursements in the amount of $7,221 in 2012 and $10,331 in 2013 for Roberts Realty’s operating costs and other expenses. Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty. Under this arrangement, Roberts Realty incurred costs of $136,297 in 2012 and $261,014 in 2013. The 2013 increase was because Roberts Properties provided additional services in 2013 that replaced the services of a full-time temporary contractor that Roberts Realty had retained, which resulted in a net savings to Roberts Realty.

Office Leases. On October 30, 2013, Roberts Realty sold its 37,864 square foot Northridge Office Building to the Fulton County Board of Education, an unrelated third party, for $5,280,000. Prior to the sale, Roberts Realty leased office space in the Northridge Office Building to the Roberts Companies. Effective as of January 1, 2013, Roberts Realty renewed its leases with the Roberts Companies. Under the renewed leases, Roberts Properties leased 4,431 rentable square feet, and Roberts Construction leased 1,920 rentable square feet. Both leases have a rental rate of $17.00 per rentable square foot. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $90,342 for the twelve months ended December 31, 2012 and $80,975 for the twelve months ended December 31, 2013.

Release of Restrictive Covenant on Peachtree Parkway Property. On February 7, 2013, Roberts Realty sold 20.6 acres of the Peachtree Parkway property to Lennar Multifamily Investors, LLC (“Lennar”), an unrelated third party, for $7,590,000. When Roberts Realty purchased the Peachtree Parkway property in December 2004, it assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Gwinnett County, Georgia real estate records (the “Restrictive Covenant”) in favor of Roberts Construction. The Restrictive Covenant provided that if the owner of the Peachtree Parkway property developed it for residential use, Roberts Construction would be engaged as the general contractor for the project on a cost plus basis and would be paid the cost of constructing the project plus 5% overhead and 5% profit. Lennar informed Roberts Realty that it would not use Roberts Construction as the general contractor. The sales contract stated that Lennar would not enter into the sales contract unless the Restrictive Covenant was terminated no later than the closing date at no cost to Lennar. After being advised by Lennar of this requirement, the audit committee of Roberts Realty’s board of directors negotiated with Roberts Construction for the release of the Restrictive Covenant. Roberts Construction agreed in the sales contract to give up its contractual rights to be the general contractor for the project and to release the Restrictive Covenant on the closing date for a payment of $500,000 from the purchase price to be paid by Lennar. On February 7, 2013, the closing occurred and Roberts Construction received the payment for releasing the Restrictive Covenant. Roberts Realty used the remaining $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan and recorded a $1,214,192 gain on the sale.

Expiration of Sales Contract for Northridge Land. On July 1, 2013, Roberts Realty’s previously reported contract to sell the 11-acre Northridge property to Roberts Properties expired according to its terms, which resulted in Roberts Realty’s receipt of the $25,000 earnest money deposit, which Roberts Properties forfeited. Additionally, during the term of this contract, Roberts Properties reimbursed Roberts Realty $383,373 for certain development and construction expenses previously incurred by Roberts Realty.

10.          COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its projects. The contracts with Roberts Properties and Roberts Construction are described in Note 9 – Related Party Transactions. The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs of the project plus 5% overhead and 5% profit.

Roberts Realty has also entered into engineering contracts with unrelated third parties for the Bradley Park project. At December 31, 2013, outstanding commitments on these contracts totaled $14,450.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At December 31, 2013, there were 1,519,036 units outstanding that could be exchanged for 2,501,888 shares, subject to certain conditions.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, Roberts Realty has recorded no liabilities for this indemnification arrangement as of December 31, 2013.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty’s properties have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any such environmental liability.

11.          SUBSEQUENT EVENTS.

Contract for the Sale of the 1.3-acre Johns Creek Commercial Site. On January 22, 2014, Roberts Realty entered into a contract to sell the 1.3-acre Johns Creek commercial site for $700,000. The purchaser deposited $35,000 with an escrow agent as earnest money toward the purchase of the property. The closing of the sale is contingent on the successful rezoning of the property. Provided this contingency is satisfied, the closing of the transaction would occur on or before July 21, 2014. Roberts Realty would use the net proceeds from the sale to pay down its Highway 20 land loan.

Sublease of Office Space. On October 30, 2013, Roberts Realty sold its Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off its $2,422,533 Northridge Office Building loan. This sale also reduced Roberts Realty’s negative operating cash flow by approximately $210,000 per year. The Fulton County Board of Education intends to occupy 100% of the building and as a condition of closing, required that Roberts Realty vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, Roberts Realty was required to seek new office space in another building. On February 19, 2014, Roberts Realty entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease has a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, Roberts Realty’s Chairman of the Board, Chief Executive Officer, and President. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease, however, Roberts Realty negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. Roberts Realty has the right to terminate the sublease upon 90 days notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The minimum total lease payments to Roberts Capital Partners, LLC will be $61,324 and the maximum total lease payments, assuming the full three-year term and the exercise of the Year 4 option, would be $128,099. Roberts Realty believes the favorable terms of its sublease provides it with significant flexibility in successfully implementing its business plan.

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

We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

Exhibit No.	Description

Articles of Incorporation, Bylaws and Certificates and Articles of Merger:

3.1	Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. [Incorporated by reference to Exhibit 3.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.]

3.2	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.]

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated October 4, 1994. [Incorporated by reference to Exhibit 4.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 4, 1994, as amended. [Incorporated by reference to Exhibit 4.1.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [Incorporated by reference to Exhibit 4.1.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.3	Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

4.2	Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [Incorporated by reference to Exhibit 4.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.2.1	Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River Oaks, L.P.; Roberts Properties Rosewood Plantation, L.P.; Roberts Properties Preston Oaks, L.P.; and Roberts Properties Highland Park, L.P. with and into Roberts Properties Residential, L.P. (1994 Consolidation). [* 3.2.1]

Exhibit No.	Description

4.2.2	Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb Bridge, L.P. with and into Roberts Properties Residential, L.P. (Holcomb Bridge Merger). [* 3.2.2]

4.2.3	Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation Trace, L.P. with and into Roberts Properties Residential, L.P. (Plantation Trace Merger). [* 3.2.3]

4.2.4	Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St. Simons, Ltd. with and into Roberts Properties Residential, L.P. (Windsong Merger). [* 3.2.4]

4.2.5	Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place Merger). [Incorporated by reference to Exhibit 4.2.5 in our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.6	Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club, L.P. with and into Roberts Properties Residential, L.P. (Crestmark Merger). [Incorporated by reference to Exhibit 4.2.6 in our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.7	Certificate and Articles of Merger filed with the Georgia Secretary of State on April 1, 1997 merging Roberts Properties Management, L.L.C. with and into Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 4.2.7 in our current report on Form 8-K dated April 1, 1997.]

Material Agreements with Affiliates:

Corporate Office Building

10.1.1	Office Lease between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

10.1.2	Office Lease between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

10.1.3	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 21, 2007. [Incorporated by reference to Exhibit 10.1 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.1.4	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 21, 2007. [Incorporated by reference to Exhibit 10.2 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.1.5	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 18, 2008. [Incorporated by reference to Exhibit 10.1.6 in our annual report on Form 10-K for the year ended December 31, 2007.]

10.1.6	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 18, 2008. [Incorporated by reference to Exhibit 10.1.7 in our annual report on Form 10-K for the year ended December 31, 2007.]

Exhibit No.	Description

10.1.7	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 30, 2009. [Incorporated by reference to Exhibit 10.1.8 in our annual report on Form 10-K for the year ended December 31, 2008.]

10.1.8	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 30, 2009. [Incorporated by reference to Exhibit 10.1.9 in our annual report on Form 10-K for the year ended December 31, 2008.]

10.1.9	First Amendment to Lease dated December 30, 2009 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 30, 2009.]

10.1.10	First Amendment to Lease dated December 30, 2009 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 30, 2009.]

10.1.11	Amendment to Lease dated as of January 1, 2011 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 24, 2011.]

10.1.12	Amendment to Lease dated as of January 1, 2011 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 24, 2011.]

10.1.13	Fourth Amendment to Lease dated as of January 1, 2012 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 19, 2011.]

10.1.14	Fourth Amendment to Lease dated as of January 1, 2012 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 19, 2011.]

10.1.15	Fifth Amendment to Lease dated as of December 17, 2012 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P.[Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 17, 2012.]

10.1.16	Fifth Amendment to Lease dated as of December 17, 2012 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 17, 2012.]

Northridge

10.2.1	Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. [Incorporated by reference to Exhibit 10.1.18 in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]

10.2.2	Sales Contract dated June 30, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 30, 2011.]

10.2.3	First Amendment to Sales Contract dated October 31, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 31, 2011.]

Exhibit No.	Description

10.2.4	Second Amendment to Sales Contract dated December 19, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 19, 2011.]

10.2.5	Third Amendment to Sales Contract dated March 26, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated March 26, 2012.]

10.2.6	Fourth Amendment to Sales Contract dated June 25, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 25, 2012.]

10.2.7	Description of Extension of Contract to Sell Northridge Property to Roberts Properties, Inc. [Incorporated by reference to Item 1.01 of our current report on Form 8-K dated July 23, 2012.]

10.2.8	Fifth Amendment to Sales Contract dated October 22, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 22, 2012.]

10.2.9	Sixth Amendment to Sales Contract dated January 28, 2013 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Roberts Properties, Inc. (Northridge land parcel). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 28, 2013.]

10.2.10	Seventh Amendment to Sales Contract dated April 23, 2013 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2013.]

Peachtree Parkway

10.3.1	Restrictive Covenant by Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 5, 2005.]

10.3.2	Design and Development Agreement among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties, Inc. for the Peachtree Parkway land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 12, 2005.]

10.3.3	Amendment Number 1 to Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 6, 2006.]

10.3.4	Construction Contract among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties Construction, Inc. for the Peachtree Parkway land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 12, 2005.]

10.3.5	Amendment Number 1 to Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 6, 2006.]

Exhibit No.	Description

10.3.6	Sales Contract dated December 17, 2009 between Peachtree Corners Circle, LLC and Roberts Properties Residential, L.P. (1.004-acre parcel on Peachtree Corners Circle). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 17, 2009.]

10.3.7	Sales Contract dated December 17, 2009 between Peachtree Corners Circle, LLC and Roberts Properties Residential, L.P. (0.154-acre strip along Peachtree Corners Circle). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 17, 2009.]

North Springs (formerly Peachtree Dunwoody)

10.4.1	Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

10.4.2	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.4.3	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

Bradley Park

10.5.1	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Bradley Park (formerly Sawmill) land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

10.5.2	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Bradley Park (formerly Sawmill) land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated August 9, 2005.]

Highway 20

10.6.1	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.6.2	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

Exhibit No.	Description

Compensation Agreements and Arrangements, and Restricted Stock Plan

10.7.1	Determination of compensation arrangements for the interim Chief Financial Officer of Roberts Realty Investors, Inc. [Incorporated by reference to Item 5.02 in our current report on Form 8-K dated May 31, 2006.]

10.7.2	2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company’s post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]

10.7.3	Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

Miscellaneous Agreements with Affiliates

10.8.1	Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

10.8.2	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2011) [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 24, 2011.]

10.8.3	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2014) [Incorporated by reference to our current report on Form 8-K dated January 20, 2014.]

10.8.4	Office Lease by and between Roberts Capital Partners, LLC, as Landlord, and Roberts Properties Residential, L.P., as Tenant, dated as of February 19, 2014. [Incorporated by reference to our current report on Form 8-K dated February 19, 2014.]

Material Agreements Other Than With Affiliates

10.9.1	Promissory Note in the principal amount of $8,175,000, dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated December 6, 2006.]

10.9.2	Deed to Secure Debt and Assignment of Rents dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated December 6, 2006.]

10.9.3	Unconditional Guaranty dated December 6, 2006, executed by Roberts Realty Investors, Inc. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated December 6, 2006.]

Exhibit No.	Description

10.9.4	Second Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralization of Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 28, 2008.]

10.9.5	Deed to Secure Debt and Assignment of Rents dated April 28, 2008, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 28, 2008.]

10.9.6	Letter Agreement from Wachovia Bank, N.A. dated April 27, 2009. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 27, 2009.]

10.9.7	Third Consolidated Amendatory Agreement dated July 17, 2009 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 17, 2009.]

10.9.8	Second Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated July 17, 2009 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 17, 2009.]

10.9.9	Fourth Consolidated Amendatory Agreement dated June 21, 2010 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Item 10.1 in our current report on Form 8-K dated June 21, 2010.]

10.9.10	Third Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated June 21, 2010 by and between Roberts Properties Residential, L.P. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Item 10.2 in our current report on Form 8-K dated June 21, 2010.]

10.9.11	Fifth Consolidated Amendatory Agreement dated June 23, 2011 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 23, 2011.]

10.9.12	Fourth Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated June 23, 2011 by and between Roberts Properties Residential, L.P. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated June 23, 2011.]

10.9.13	Loan Agreement dated February 21, 2012 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2012.]

10.9.14	Promissory Note in the principal amount of $2,000,000 dated February 21, 2012 by and between Northridge Parkway, LLC and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2012.]

Exhibit No.	Description

10.9.15	Deed to Secure Debt and Security Agreement dated February 21, 2012 by and between Northridge Parkway, LLC and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated February 21, 2012.]

10.9.16	Guaranty dated February 21, 2012 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 21, 2012.]

10.9.17	Letter Modification Agreement dated July 16, 2012 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, N.A. (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 16, 2012.]

10.9.18	Sales Contract for the Sale of 2.937 Acres of Peachtree Parkway Property on September 27, 2012. [Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2012.]

10.9.19	Sales Contract dated October 9, 2012 by and between Roberts Properties Residential, L.P. and Lennar Multifamily Investors, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 9, 2012.]

10.9.20	Description of Extensions of Contract to Sell Peachtree Parkway Property to Lennar Multifamily Investors, LLC as of November 30, 2012 and December 4, 2012. [Incorporated by reference to Item 1.01 of our current report on Form 8-K dated November 30, 2012.]

10.9.21	Exclusive Sales Listing Agreement dated January 31, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (Northridge Office Building). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 28, 2013.]

10.9.22	Loan Modification Agreement (the “Loan Modification Agreement”) effective as of February 21, 2013 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Paul J. A. van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 11, 2013.]

10.9.23	Exclusive Marketing Agreement dated April 9, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 9, 2013.]

10.9.24	Description of May 22, 2013 extension of maturity date of loan pursuant to the Loan Modification Agreement. [Incorporated by reference to our current report on Form 8-K dated May 22, 2013.]

10.9.25	Amendment to Listing Agreement effective as of June 17, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (Northridge Office Building). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the Quarter ended June 30, 2013.]

10.9.26	Promissory Note in the principal amount of $5,500,000 dated July 18, 2013 by Roberts Properties Residential, L.P. to the order of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 18, 2013.]

Exhibit No.	Description

10.9.27	Deed to Secure Debt, Assignment of Rents, and Security Agreement dated July 18, 2013 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 18, 2013.]

10.9.28	Unconditional Guaranty of Payment and Performance dated July 18, 2013 by Roberts Realty Investors, Inc. in favor of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated July 18, 2013.]

10.9.29	Amendment to Exclusive Marketing Agreement dated August 20, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 20, 2013.]

10.9.30	Purchase and Sale Agreement dated October 15, 2013 by and between Roberts Properties Residential, L.P. and the Fulton County Board of Education (Northridge Office Building). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 15, 2013.]

Other Exhibits:

21	Subsidiaries of Roberts Realty Investors, Inc.

23	Consent of Independent Registered Public Accounting Firm – CohnReznick LLP

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following materials from Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (b) Consolidated Statements of Operations for each of the years ended December 31, 2013 and 2012; (c) Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2013 and 2012; (d) Consolidated Statements of Cash Flows for each of the years ended December 31, 2013 and 2012; and (e) Notes to Consolidated Financial Statements.*

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

Date: March 6, 2014

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles S. Roberts
Charles S. Roberts, Chief Executive Officer

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

Signature	Title	Date

/s/ Charles S. Roberts	Chairman of the Board, Chief
Charles S. Roberts	Executive Officer and President	March 6, 2014

/s/ Charles R. Elliott	Secretary, Treasurer, Chief	March 6, 2014
Charles R. Elliott	Financial Officer (Principal Financial
Officer and Principal Accounting Officer) and Director

/s/ John L. Davis	Director	March 6, 2014
John L. Davis

/s/ Wm. Jarell Jones	Director	March 6, 2014
Wm. Jarell Jones

/s/ Weldon R. Humphries	Director	March 6, 2014
Weldon R. Humphries