Form 10-Q
period 2014-03-31
ROBERTS REALTY INVESTORS INC
filed 2014-04-28
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-13183

ROBERTS REALTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2122873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Northridge Road, Suite 330 Atlanta, Georgia	30350
(Address of principal executive offices)	(Zip Code)

(770) 394-6000

(Registrant’s telephone number, including area code)

450 Northridge Parkway, Suite 302, Atlanta, Georgia, 30350

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2014
Common Stock, $.01 par value per share	10,058,350 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible sale, merger, or other business combination of the company, development, and construction of new multifamily apartment communities, the possible sale of properties, and the ways we may finance our future development and construction activities. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily apartment communities; our possible inability to negotiate extensions of our short-term loans; uncertainties with respect to the closing of the sale of the Johns Creek commercial site; the sale of our North Springs property; our evaluation of strategic alternatives; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

* * * * * * * *

Unless the context indicates otherwise, all references in this report to “Roberts Realty,” “we,” “us,” “the company,” and “our” refer to Roberts Realty Investors, Inc. our subsidiary, Roberts Properties Residential, L.P., which we refer to as the operating partnership, and the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. In the discussion of our capital stock and related matters, however, these terms refer solely to Roberts Realty Investors, Inc. and not to the operating partnership. All references to the “the operating partnership” refer to Roberts Properties Residential, L.P. only.

PART I – Financial Information

ITEM 1.     FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Unaudited)

REAL ESTATE ASSETS:
Construction in progress and real estate under development	$12,540,180	$12,450,385
Real estate assets held for sale	11,500,000	11,500,000

Net real estate assets	24,040,180	23,950,385

CASH AND CASH EQUIVALENTS	2,851,196	3,522,867

RESTRICTED CASH	363,101	574,204

DEFERRED FINANCING COSTS – Net of accumulated amortization of $149,134 and $95,013 at March 31, 2014 and December 31, 2013, respectively	67,966	122,087

OTHER ASSETS – Net of accumulated depreciation of $92,630 and $111,909 at March 31, 2014 and December 31, 2013, respectively	73,948	43,075

ASSETS RELATED TO DISCONTINUED OPERATIONS	87,000	122,340

	$27,483,391	$28,334,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Land notes payable	$5,585,000	$5,600,000
Accounts payable and accrued expenses	324,878	431,344
Due to affiliates	86,413	47,441
Liabilities related to real estate assets held for sale	5,567,775	5,561,579
Liabilities related to discontinued operations	—	560

Total liabilities	11,564,066	11,640,924

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	3,174,313	3,328,791

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,702,934 shares issued and 10,045,832 shares outstanding at March 31, 2014 and December 31, 2013	107,029	107,029
Additional paid-in capital	31,097,172	31,097,171
Treasury shares, at cost (72,717 shares at March 31, 2014 and December 31, 2013)	(71,332)	(71,332)
Accumulated deficit	(18,387,857)	(17,767,625)

Total shareholders’ equity	12,745,012	13,365,243

	$27,483,391	$28,334,958

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$3,587
Other operating income	5,872	13

Total operating revenues	5,872	3,600

OPERATING EXPENSES:
Utilities	3	37
Repairs and maintenance	2,344	50,282
Real estate taxes	21,006	28,579
Marketing, insurance and other	1,525	3,197
General and administrative expenses	465,824	442,421
Depreciation expense	184	92

Total operating expenses	490,886	524,608

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	—	1,253,933
Gain on disposal of assets	2,553	—
Interest income	475	153
Interest expense	(238,602)	(163,660)
Amortization of deferred financing costs	(54,121)	(47,024)

Total other (expense) income	(289,695)	1,043,402

(LOSS) INCOME FROM CONTINUING OPERATIONS	(774,709)	522,394

LOSS FROM DISCONTINUED OPERATIONS	—	(75,749)

NET (LOSS) INCOME	(774,709)	446,645

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(154,477)	69,051

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(620,232)	$377,594

(LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED (Note 5):
(Loss) income from continuing operations – basic and diluted	$(0.06)	$0.04
Loss from discontinued operations – basic and diluted	—	—
Net (loss) income– basic and diluted	$(0.06)	$0.04

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (loss) income	$(774,709)	$446,645
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	54,305	114,358
Gain on sale of real estate assets	—	(1,253,933)
Share-based compensation expense	—	16,953
Amortization of above and below market leases	—	(3,357)
Decrease in due from affiliates	—	403,182
Decrease (increase) in other assets	1,730	(8,281)
Increase in due to affiliates	21,472	20,714
(Decrease) increase in accounts payable, accrued expenses and other liabilities relating to operations	(76,266)	122,701

Net cash used in operating activities	(773,468)	(141,018)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	—	8,040,000
Proceeds from sale of furniture, fixtures and equipment	2,553	—
Purchase of furniture, fixtures and equipment	—	(1,902)
Decrease in restricted cash	211,103	129,117
Decrease in accounts payable, accrued expenses and other liabilities relating to investing activities	(24,564)	(38,255)
Increase (decrease) in due to affiliates relating to investing activities	17,500	(605)
Development and construction of real estate assets	(89,795)	(517,586)

Net cash provided by investing activities	116,797	7,610,769

FINANCING ACTIVITIES:
Principal repayments on liabilities related to discontinued operations	—	(54,290)
Principal repayments on land notes payable	(15,000)	(15,000)
Principal repayments on liabilities related to real estate assets held for sale	—	(7,000,200)
Payment of loan costs	—	(31,313)

Net cash used in financing activities	(15,000)	(7,100,803)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(671,671)	368,948

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,522,867	401,018

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,851,196	$769,966

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$229,312	$308,688

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$17,500	$—

Redemption of operating partnership units for common shares	$—	$5,625

Adjustments to noncontrolling interest in the operating partnership	$1	$(1,192)

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), or the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. Roberts Realty controls the operating partnership as its sole general partner and had an 80.06% ownership interest in the operating partnership at March 31, 2014 and an 84.57% ownership interest in the operating partnership at March 31, 2013.

At March 31, 2014, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and
•	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract which is under contract to be sold (see Note 3 – Real Estate Assets Held for Sale and Discontinued Operations).

Management’s Business Plan. Roberts Realty intends to focus exclusively on developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. As part of its future business and growth plan, Roberts Realty expects to acquire existing multifamily apartment communities and to concentrate its acquisitions on well-located Class B apartment communities in the southeastern United States that can be upgraded and repositioned in their respective markets.

Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative operating cash flow is primarily due to its ownership of five tracts of land that do not produce ongoing revenue but incur carrying costs of interest expense and real estate taxes. Roberts Realty is using its current cash balance to meet its short-term liquidity requirements, including general and administrative expenses, principal reductions on its debt, and funding carrying costs and improvements at its existing properties. Roberts Realty has the ability to defer property development costs, if needed, to meet its short-term liquidity needs. As of March 31, 2014, Roberts Realty had a total of $11,085,000 of outstanding debt. On April 1, 2014, Roberts Realty made a $5,000 principal payment on its Highway 20 loan and as of that date, it had three loans with a total principal balance of $11,080,000 that are scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which Roberts Realty can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $2,580,000 Highway 20 land loan that matures on October 8, 2014 and (c) the $3,000,000 Bradley Park land loan that matures on April 1, 2015.

Management’s primary objectives for 2014 are to sell the North Springs transit-oriented property or use it in a joint venture and to sell the 1.3-acre Johns Creek commercial site (which is under contract to be sold for $700,000) to provide a portion of the equity needed to develop the Bradley Park, Northridge, and Highway 20 properties while continuing to reduce the company’s debt and decrease its negative operating cash flow.

The North Springs property has an independent appraised value of $16,350,000, and Roberts Realty intends to pay off the $5,500,000 North Springs land loan from the sales or joint venture proceeds. Management plans to use the net sales proceeds from the sale of the 1.3-acre Johns Creek commercial site to pay down its Highway 20 land loan and increase its equity in the Highway 20 property.

Management intends to renew, refinance, or repay the Highway 20 and Bradley Park loans as they come due and extend their maturity dates at least 12 months, if necessary. Management believes that its long history of operating and developing real estate, its current plans to sell the North Springs property or use it in a joint venture and to sell the Johns Creek commercial site, and its current plans to develop its remaining land, will allow it to successfully extend these loans or obtain alternative funding to repay or refinance these loans.

If Roberts Realty does not sell the North Springs property as it intends, or Roberts Realty is unable to extend, refinance, or find alternative funding to repay, the North Springs, Highway 20, and Bradley Park loans at maturity, it might be compelled to dispose of one or more of its properties on disadvantageous terms or it might be forced to return these properties to the respective lenders in satisfaction of the debt secured by these properties, which could result in significant losses.

Roberts Realty believes this is an opportune time to create new multifamily apartment communities and that it can create value for its shareholders as it has historically done through developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. Roberts Realty intends to move forward with the development and construction of its Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although it cannot make substantial progress on constructing and leasing up these apartment communities until it raises the necessary equity and obtains the required construction loans. Management currently estimates that it will need approximately $15,813,000 of additional equity and $51,464,000 of debt to complete the construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

Roberts Realty is in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors regarding providing additional equity for the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities. Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of purchasing one or more of the remaining land parcels and constructing multifamily apartment communities. Roberts Realty may also sell one or more of these land parcels to Roberts Properties, Inc. (“Roberts Properties”), which is wholly-owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, or to a newly formed affiliate of Roberts Properties.

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

2.     BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2013. Roberts Realty has omitted from these notes to condensed consolidated financial statements some of the disclosures contained in the notes to the audited financial statements included in the annual report. In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale to conform to the current format.

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

In July 2013, the operating partnership privately offered to investors who held both units of the operating partnership and shares of common stock the opportunity to contribute shares to the operating partnership in exchange for units, provided that the investors were “accredited investors” under SEC Rule 501 of Regulation D under the Securities Act. This opportunity remains open to those accredited investors. Consistent with the Conversion Factor noted above, the offering of units uses a “Contribution Factor” such that an accredited investor who contributes shares to the operating partnership will receive one unit for every 1.647 shares contributed.

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock or as Roberts Realty common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 19.94% and 15.46% for the three months ended March 31, 2014 and 2013, respectively. There were 1,519,036 units outstanding as of March 31, 2014 and December 31, 2013, respectively. The noncontrolling interest of the unitholders was $3,174,313 at March 31, 2014 and $3,328,791 at December 31, 2013.

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

The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the three months ended March 31, 2014 and 2013 (see Note 5 – Shareholders’ Equity – Earnings per Share):

	Three Months Ended March 31,
	2014	2013

Beginning balance	$3,328,791	$2,674,390
Net (loss) income attributable to noncontrolling interest	(154,477)	69,051
Redemptions of noncontrolling partnership units	—	(5,625)
Adjustments to noncontrolling interest in operating partnership	(1)	1,192

Ending balance	$3,174,313	$2,739,008

Recent Accounting Pronouncements. Accounting Standards Update No. 2013-02; Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02. The objective of this ASU is to improve the reporting of reclassifications of various components out of accumulated other comprehensive income and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the accompanying notes to the financial statements.  The guidance in ASU 2013-02 became effective for Roberts Realty beginning January 1, 2013.  The implementation of this pronouncement did not have a material impact on Roberts Realty’s consolidated financial statements.

3.     REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. Roberts Realty classifies real estate assets as held for sale after the following conditions have been satisfied: (1) the receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets. The real estate assets held for sale and the liabilities related to real estate assets held for sale as of March 31, 2014 and December 31, 2013 were as follows:

	Real Estate Assets Held for Sale
Land Parcels	3/31/14	12/31/13
North Springs Land	$11,000,000	$11,000,000
Commercial Site in Johns Creek	500,000	500,000

Total Real Estate Assets Held for Sale	$11,500,000	$11,500,000

	Liabilities Related to Real Estate Assets Held for Sale
	3/31/14	12/31/13
North Springs Land	$5,500,000	$5,500,000
Other Liabilities	67,775	61,579

Total Liabilities Related to Real Estate Assets Held for Sale	$5,567,775	$5,561,579

On February 7, 2013, Roberts Realty sold a 20.6-acre portion of the Peachtree Parkway land for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property). See Note 7 – Related Party Transactions. Roberts Realty used $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan. Roberts Realty recorded a $1,214,192 gain on this sale.

On March 20, 2013, Roberts Realty sold the remaining 1.5 acres of the Peachtree Parkway land for $450,000. Roberts Realty recorded a $39,741 gain on this sale.

Roberts Realty reports the results of operations and the gains or losses from operating properties that are disposed of in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall. These assets and their liabilities are separately stated on the accompanying condensed consolidated balance sheets as assets or liabilities related to discontinued operations. Gains and losses, the results of operations, interest expense, and all expenses related to the retirement of debt from operating properties that are disposed of are included in discontinued operations in the period incurred and are shown separately in the condensed consolidated statements of operations as loss from discontinued operations.

The following table summarizes the discontinued operations for the three months ended March 31, 2014 and 2013:

Discontinued Operations

	Three Months Ended March 31,
	2014	2013

OPERATING REVENUES:
Rental operations	$—	$257,209
Other operating income	—	35,624

Total operating revenues	—	292,833

OPERATING EXPENSES:
Utilities	—	33,983
Repairs and maintenance	—	25,626
Real estate taxes	—	31,958
Marketing, insurance and other	—	13,074
General and administrative expenses	—	7,223
Depreciation and amortization expense	—	61,511

Total operating expenses	—	173,375

OTHER INCOME (EXPENSE):
Interest income	—	9
Interest expense	—	(189,485)
Amortization of deferred financing & leasing costs	—	(5,731)

Total other expense	—	(195,207)

LOSS FROM DISCONTINUED OPERATIONS	$—	$(75,749)

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

4.     NOTES PAYABLE

Land Loans. The operating partnership is the borrower and Roberts Realty is the guarantor for the loans secured by Roberts Realty’s land parcels. The outstanding principal balances of these loans at March 31, 2014 and December 31, 2013 were as follows (in order of maturity date):

Land Parcel		Interest Rate as of	Principal Outstanding
Securing Loan	Maturity	3/31/14	3/31/14	12/31/13
Bradley Park(1)	8/10/14	3.61%	$3,000,000	$3,000,000
Highway 20	10/08/14	5.00%	2,585,000	2,600,000

Total Land Loans			5,585,000	5,600,000

North Springs (2) (3)	7/17/14	13.00%	5,500,000	5,500,000

Total Land Loans for Real Estate Assets Held for Sale			5,500,000	5,500,000

Totals			$11,085,000	$11,100,000

(1)	The maturity date of the Bradley Park loan has been extended to April 1, 2015. See Note 11-Subsequent Events.
(2)	The North Springs land loan can be extended to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension. Upon the sale of the North Springs property, Roberts Realty will pay a 1% exit fee to the lender.
(3)	The North Springs land loan is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.

Maturing Short-Term Debt. On April 1, 2014, Roberts Realty made a $5,000 principal payment on its Highway 20 loan and as of the filing date of this report, Roberts Realty has three loans with a total principal balance of $11,080,000 that mature within the next 12 months. For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 1 – Business and Organization – Management’s Business Plan.

5.     SHAREHOLDERS’ EQUITY

Redemption of Units for Shares. No operating partnership units were redeemed for shares during the three months ended March 31, 2014, and 2,530 operating partnership units were redeemed for 4,167 shares during the three months ended March 31, 2013. Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s shares on the date of redemption. See Note 2 – Basis of Presentation.

Treasury Stock. Roberts Realty did not repurchase any shares during the three months ended March 31, 2014 and 2013.

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

FASB ASC Topic 718, Compensation – Stock Compensation, requires share-based compensation costs to be measured at the date of grant based on the fair value of the award and to be recognized in the accompanying condensed consolidated statements of operations as an expense on a straight line basis over the requisite service period, which is the vesting period.

There was no restricted stock activity during the three months ended March 31, 2014 and March 31, 2013. No unvested shares of restricted stock were outstanding at March 31, 2014 and December 31, 2013, respectively. Compensation expense related to restricted stock was $0 for the three months ended March 31, 2014 and $16,953 for the three months ended March 31, 2013. No unrecognized compensation expense related to restricted stock will be recognized in future periods as of March 31, 2014 and December 31, 2013, respectively.

Earnings Per Share. The following table shows the reconciliations of (loss) income available to common shareholders and the weighted average number of shares and units used in Roberts Realty’s basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2014	2013

(Loss) income from continuing operations available for common shareholders – basic	$(620,232)	$441,632

(Loss) income from continuing operations attributable to noncontrolling interest	(154,477)	80,762

(Loss) income from continuing operations – diluted	$(774,709)	$522,394

Loss from discontinued operations available for common shareholders – basic	—	(64,038)

Loss from discontinued operations attributable to noncontrolling interest – basic	—	(11,711)

Loss from discontinued operations – diluted	$—	$(75,749)

Net (loss) income – diluted	$(774,709)	$446,645

Weighted average number of shares – basic	10,045,832	10,642,530

Dilutive securities – weighted average number of units	2,501,888	1,946,657

Weighted average number of shares – diluted	12,547,720	12,589,187

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities and owns land. Although Roberts Realty previously owned and managed two retail centers and an office building, it completed its exit from the office and retail business in 2013. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations. Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2013. Roberts Realty had three reportable operating segments during 2013:

1.	the retail/office segment, which consisted of two operating retail centers and an office building (see Note 3 – Real Estate Assets Held for Sale and Discontinued Operations);
2.	the land segment, which consists of various tracts of land; and
3.	the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of Roberts Realty’s reportable segments for the three months ended March 31, 2014 and 2013. The retail/office segment was composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations for more detailed information. The land segment is composed of (a) three tracts of land totaling 71 acres that are in various phases of development and construction, and (b) two tracts of land held for sale totaling 11 acres. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended March 31, 2014
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	5,872	5,872

Total operating revenues from consolidated entities	—	—	5,872	5,872

Operating expenses	—	142,763	347,939	490,702
Depreciation expense	—	—	184	184

Total operating expenses from consolidated entities	—	142,763	348,123	490,886

Other (expense) income	—	(292,723)	3,028	(289,695)

Consolidated loss from continuing operations	—	(435,486)	(339,223)	(774,709)

Consolidated loss from discontinued operations (Note 3)	—	—	—	—

Consolidated net loss	—	(435,486)	(339,223)	(774,709)

Consolidated net loss attributable to noncontrolling interest	—	(86,836)	(67,641)	(154,477)

Consolidated net loss available for common shareholders	$—	$(348,650)	$(271,582)	$(620,232)

Total assets at March 31, 2014	$87,000	$24,108,452	$3,287,939	$27,483,391

Three Months Ended March 31, 2013
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$3,587	$—	$3,587
Other operating income	—	—	13	13

Total operating revenues from consolidated entities	—	3,587	13	3,600

Operating expenses	—	88,548	435,968	524,516
Depreciation expense	—	—	92	92

Total operating expenses from consolidated entities	—	88,548	436,060	524,608

Other income	—	1,043,249	153	1,043,402

Consolidated income (loss) from continuing operations	—	958,288	(435,894)	522,394

Consolidated loss from discontinued operations (Note 3)	(75,749)	—	—	(75,749)

Consolidated net (loss) income	(75,749)	958,288	(435,894)	446,645

Consolidated net (loss) income attributable to noncontrolling interest	(11,711)	148,151	(67,389)	69,051

Consolidated net (loss) income available for common shareholders	$(64,038)	$810,137	$(368,505)	$377,594

Total assets at March 31, 2013	$11,207,030	$23,947,749	$783,912	$35,938,691

7.     RELATED PARTY TRANSACTIONS

Transactions with the Roberts Companies and Their Affiliates

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

	Total Contract Amount	Amounts Incurred from 1/1/13 to 3/31/13	Amounts Incurred from 1/1/14 to 3/31/14	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$35,000	$355,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, North Springs, and Highway 20 properties. Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The following table lists the amounts incurred on these contracts during the three months ended March 31, 2014 and 2013, respectively.

	Amounts Incurred for Labor and Materials Costs from 1/1/14 to 3/31/14	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/14 to 3/31/14

Bradley Park	$0	$0
Northridge	0	0
North Springs	0	0
Highway 20	0	0

Totals	$0	$0

	Amounts Incurred for Labor and Materials Costs from 1/1/13 to 3/31/13	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/13 to 3/31/13

Bradley Park	$0	$0
Northridge	999	100
North Springs	0	0
Highway 20	0	0

Totals	$999	$100

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and maintenance on the land parcels, the retail centers, and the office building, as well as tenant improvements for new leases at the retail centers. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations. For the three months ended March 31, 2014 and 2013, Roberts Realty paid $68,301 and $51,690 in cost reimbursements to Roberts Construction for these services.

Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of this arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty. Roberts Realty believes that this reimbursement arrangement allows Roberts Realty to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, Roberts Realty incurred costs of $132,624 and $42,523 for the three months ended March 31, 2014 and 2013, respectively. The increase in 2014 was partially due to Roberts Properties providing additional services that replaced the services of a full-time temporary contractor that Roberts Realty had retained for 2013, which resulted in a net savings to Roberts Realty. Additionally, Roberts Properties received cost reimbursements of $3,145 and $4,770 for the three months ended March 31, 2014 and 2013, respectively for operating costs and other expenses of Roberts Realty.

Office Leases. During the three months ended March 31, 2014, Roberts Realty did not lease any office space to the Roberts Companies and, accordingly, recognized no rental income. On October 30, 2013, Roberts Realty sold its Northridge Office Building to the Fulton County Board of Education, an unrelated third party, for $5,280,000. Prior to the sale, Roberts Realty leased office space in the Northridge Office Building to the Roberts Companies. During 2013, Roberts Properties leased 4,431 rentable square feet and Roberts Construction leased 1,920 rentable square feet. Both leases had a rental rate of $17.00 per rentable square foot. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $26,992 for the three months ended March 31, 2013.

Sublease of Office Space. On October 30, 2013, Roberts Realty sold its Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off its $2,422,533 Northridge Office Building loan. This sale also reduced Roberts Realty’s negative operating cash flow by approximately $210,000 per year. The Fulton County Board of Education will occupy 100% of the building and as a condition of closing, required that Roberts Realty vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, Roberts Realty was required to seek new office space in another building. On February 19, 2014, Roberts Realty entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease has a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, Roberts Realty’s Chairman of the Board, Chief Executive Officer, and President. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, Roberts Realty negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. Roberts Realty has the right to terminate the sublease upon 90 days notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. Roberts Realty paid a security deposit of $20,577 and the first month’s rent in the amount of $2,498 upon the execution of the lease. Roberts Realty believes the favorable terms of its sublease provides it with significant flexibility in successfully implementing its business plan.

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

Non-Cash Impairments on Operating Real Estate Assets. Roberts Realty had no operating assets during the 2014 period. During the three months ended March 31, 2013, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable and, accordingly, did not record an impairment loss on its operating assets during the period. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.

Non-Cash Impairments on Land Parcels. During the three months ended March 31, 2014 and 2013, Roberts Realty determined that the carrying amount of its land parcels was recoverable. Accordingly, Roberts Realty did not record an impairment loss on its land parcels during either of these periods.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, Roberts Realty uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of financial and non-financial assets and liabilities. Accordingly, the fair values presented in the financial statements may not reflect the amounts ultimately realized on a sale or other disposition of these assets. Roberts Realty held no assets required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. These real estate assets, including land held for sale, are valued using sales activity for similar assets, current offers and contracts, and using inputs management believes are consistent with those that unrelated market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates, and (2) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset. Roberts Realty held no assets required to be measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

10.  COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its real estate assets. The contracts with Roberts Properties and Roberts Construction are described in Note 7 – Related Party Transactions. The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs of the project plus 5% overhead and 5% profit.

Roberts Realty has also entered into engineering contracts with unrelated third parties for the Bradley Park project. At March 31, 2014, outstanding commitments on these contracts totaled $15,011. In addition, Roberts Realty expects to enter into architectural contracts for the Bradley Park and Northridge apartment communities in an estimated total amount of $463,000.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At March 31, 2014, there were 1,519,036 units outstanding that could be exchanged for 2,501,888 shares, subject to certain conditions.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, Roberts Realty has recorded no liabilities for this indemnification arrangement as of March 31, 2014.

Under various federal, state, and local environmental laws and regulations, Roberts Realty may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of Roberts Realty’s current properties have not revealed any environmental liability that Roberts Realty believes would have a material adverse effect on its business, assets, or results of operations, nor is Roberts Realty aware of any such environmental liability.

11.  SUBSEQUENT EVENTS

Listing Agreement for the North Springs Property. On April 17, 2014, Roberts Realty retained Jones Lang LaSalle, a global full service real estate firm, to market and sell the North Springs transit-oriented, mixed-use property. At the closing of the sale of the North Springs property, Jones Lang LaSalle would be paid a commission of 3% of the sales price of the North Springs property. The termination date of the listing agreement is October 15, 2014.

Extension and Renewal of the Bradley Park Land Loan. On April 3, 2014, effective as of April 1, 2014, Roberts Realty executed and delivered the Second Loan Modification Agreement to renew its $3,000,000 Bradley Park land loan, which extended the maturity date of the loan to April 1, 2015.  The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

We are an equity real estate investment trust, or REIT. Our primary business is to develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through its wholly owned subsidiary, owns all of our properties. At March 31, 2014, we were its sole general partner and owned an 80.06% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure. As of the filing date of this report, we own the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and
•	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract that is under contract to be sold (these assets are classified as real estate assets held for sale in our condensed consolidated balance sheets).

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

Recent Developments

Land Disturbance Permit for Bradley Park

On April 15, 2014, Roberts Realty Investors, Inc. obtained the Land Disturbance Permit for its Bradley Park property. The Land Disturbance Permit is a critical and essential entitlement for the property. The issuance of a Land Disturbance Permit is a significant milestone because it provides us with the necessary approvals of our site plan, traffic controls, water quality and water detention facilities, the clearing and grading of the property, the installation of the underground water and sewer lines, along with all other site and infrastructure work. Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, permitted for 152 multifamily units. The property is in Forsyth County, Georgia, which is ranked as America’s 7th fastest growing county by Forbes magazine. Bradley Park is located in close proximity to the Northside Hospital - Forsyth complex, which employs more than 2,200 physicians and 1,800 employees. During the past year, we have designed the Bradley Park apartments and successfully completed the sketch plat review process required by Forsyth County. The new sketch plat was approved at a public hearing by the Forsyth County Board of Commissioners on November 7, 2013. In addition to our Land Disturbance Permit, we have also received approval from the U.S. Army Corps of Engineers for our Creek Crossing Permit. We are currently completing the final architectural design drawings to enable us to apply for our building permits prior to May 30, 2014.

Listing Agreement for the North Springs Property

On April 17, 2014, we retained Jones Lang LaSalle, a global full service real estate firm, to market and sell our North Springs transit-oriented, mixed-use property. The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs. The Perimeter Center/Sandy Springs market is one of the most dynamic markets in the southeastern United States. Perimeter Center is Atlanta’s largest employment center outside of downtown Atlanta and includes approximately 29 million square feet of office and retail space. The area currently has over 123,000 jobs with major employers such as UPS, AT&T Mobility, State Farm, Cox Enterprises, Newell Rubbermaid, Axiall, InterContinental Hotels Group, First Data, AFC Enterprises and Arby’s Restaurant Group, Inc., all of which have a headquarters located in this area. Just south of the Perimeter Center/Sandy Springs business district is a major medical center anchored by Northside Hospital, Emory Saint Joseph’s Hospital, and Children’s Healthcare of Atlanta – Scottish Rite. The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space. We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides with us an excellent opportunity to sell this asset.  At the closing of the sale of the North Springs property, Jones Lang LaSalle would be paid a commission of 3% of the sales price of the North Springs property and the termination date of the listing agreement is October 15, 2014.

Extension and Renewal of Bradley Park Land Loan

On April 3, 2014, effective as of April 1, 2014, we executed and delivered the Second Loan Modification Agreement to renew our $3,000,000 Bradley Park land loan, which extended the maturity date of the loan to April 1, 2015.  The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%.

Sales Contract for the Sale of the 1.3-acre Johns Creek Commercial Site

On January 22, 2014, we entered into a sales contract to sell our 1.3-acre Johns Creek commercial site for $700,000. The purchaser deposited $35,000 with an escrow agent as earnest money toward the purchase of the property. The closing of the sale is contingent on the successful rezoning of the property. Provided this contingency is satisfied, the closing of the transaction would occur on or before July 21, 2014. We would use the net proceeds from the sale to pay down our $2,580,000 Highway 20 land loan.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts of land have a combined book value of $24,040,180 and a total independent appraised value of $32,890,000, and as of the filing date of this report they are encumbered with land loans totaling $11,080,000. We have substantial equity in these properties, which are an integral part of our future business and growth plan. Because we have disposed of all of our operating properties, we expect to continue to generate negative operating cash flow and to operate at a loss until:

•	we complete the sale or joint venture of our North Springs transit-oriented, mixed use property; and
•	we raise the equity and obtain the construction loans needed to construct and lease up our planned Bradley Park, Northridge, and Highway 20 multifamily apartment communities as described in Liquidity and Capital Resources – Business Plan below.

As of March 31, 2014, we had a total of $11,085,000 of outstanding debt. On April 1, 2014, we made a $5,000 principal payment on our Highway 20 loan and as of that date, we had had three loans with a total principal balance of $11,080,000 that are scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $2,580,000 Highway 20 land loan that matures on October 8, 2014, and (c) the $3,000,000 Bradley Park land loan that matures on April 1, 2015.

To address these issues, during the past year we have reduced our debt by a net amount of approximately $13 million or 53%, decreased our annual operating expenses by $850,000, and increased our liquidity by $5.6 million. Additionally, we are seeking to sell our North Springs transit-oriented, mixed use property, which has a book value of $11,000,000 and an independent appraised value of $16,350,000. We intend to pay off the $5,500,000 North Springs land loan from the sales proceeds, and we could use the remaining proceeds for investment in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

If we do not sell the North Springs property as we intend or we are unable to extend, refinance, or find alternative funding to repay the North Springs, Bradley Park, and Highway 20 loans at maturity, we might be compelled to dispose of one or more of our properties on disadvantageous terms or we might be forced to return these properties to the respective lenders in satisfaction of the debt secured by these properties, which could result in significant losses to us.

Results of Operations

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended March 31,
	2014	2013	$(Decrease)
			Increase

TOTAL OPERATING REVENUES	$5,872	$3,600	$2,272

OPERATING EXPENSES:
Property operating expenses	24,878	82,095	(57,217)
General and administrative expenses	465,824	442,421	23,403
Depreciation expense	184	92	92

Total operating expenses	490,886	524,608	(33,722)

OTHER (EXPENSE) INCOME	(289,695)	1,043,402	1,333,097

(LOSS) INCOME FROM CONTINUING OPERATIONS	(774,709)	522,394	1,297,103

LOSS FROM DISCONTINUED OPERATIONS	—	(75,749)	(75,749)

NET (LOSS) INCOME	$(774,709)	$446,645	$1,221,354

Net loss increased $1,221,354 when compared to the 2013 period. This increase was primarily due to a $75,749 decrease in loss from discontinued operations, a $33,722 decrease in operating expenses and a $2,272 increase in operating revenues, offset by a $1,333,097 increase in other expense. We explain below the major variances between the 2014 and 2013 periods.

Property operating expenses – consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense – decreased by $57,217 from $82,095 in the 2013 period to $24,878 in the current period, primarily due to decreased repairs and maintenance expenses related to our land parcels.

General and administrative expenses increased by $23,403 from $442,421 in the 2013 period to $465,824 in the current period, primarily due to an increase in professional services related to our land parcels, which was partially offset by a decrease in legal and temporary personnel expenses.

Other expense increased $1,333,097 when compared to the 2013 period, primarily as a result of the $1,253,933 gain in the 2013 period from the sale of the Peachtree Parkway property compared to no income from the sale of real estate assets in the 2014 period, coupled with a $72,942 increase in interest expense in the 2014 period.

Loss from discontinued operations decreased by $75,749 when compared to the 2013 period as a result of the dispositions of the Bassett and Spectrum retail centers and the sale of the Northridge Office Building, all of which occurred during 2013.

Liquidity and Capital Resources

Overview

At March 31, 2014, we had $27,483,391 in total assets, of which $2,851,196 was cash and cash equivalents. In addition, we held $363,101 in restricted cash reserved for the payment of interest on our North Springs and Highway 20 loans. As of April 18, 2014, we held $2,608,310 in cash and cash equivalents, and we held $292,385 in restricted cash reserved for the payment of interest on our North Springs and Highway 20 loans.

We believe that the most important uses of our capital resources will be (a) to provide working capital to enable us to pay our operating expenses as we pursue our business and growth plan and (b) to invest in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although we cannot make substantial progress on constructing and leasing up these apartment communities until we raise the necessary equity and obtain the construction loans. We currently estimate that we will need approximately $15,813,000 of additional equity and $51,464,000 of debt to complete the construction of these multifamily apartment communities, and our current cash resources are inadequate to meet these needs. We have described our detailed plans to address these needs in Liquidity and Capital Resources – Business Plan below.

Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. As of March 31, 2014, we had a total of $11,085,000 of outstanding debt. On April 1, 2014, we made a $5,000 principal payment on our Highway 20 loan and as of that date, we have three loans with a total principal balance of $11,080,000 that are scheduled to mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

North Springs (1)	7/17/14	$5,500,000
Highway 20	10/08/14	2,580,000
Bradley Park	4/1/15	3,000,000

Total		$11,080,000

(1)	We can extend this loan to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension.

We are currently generating negative operating cash flow, and we expect to continue to generate negative operating cash flow until we complete the sale or joint venture of our North Springs transit-oriented, mixed use property and raise the equity and obtain the construction loans needed to construct and lease up our planned Bradley Park, Northridge, and Highway 20 multifamily apartment communities as described in Liquidity and Capital Resources – Business Plan below.

The two primary reasons for our negative operating cash flow are as follows:

•	We own five tracts of land totaling 82 acres with an aggregate book value of $24,040,180 that secure land loans totaling $11,080,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•	Our general and administrative expenses were $1,801,887 for the calendar year 2013 and $465,824 for the three months ended March 31, 2014; these expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE MKT stock exchange. These costs also include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, financial printing and other compliance fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a public reporting company are approximately $550,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses, interest, and scheduled amortization of principal on our debt. At March 31, 2014, we had a cash balance of $2,851,196. We are currently using our cash balance, which was $2,608,310 as of April 18, 2014, to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and funding carrying costs and improvements at our existing properties. We have the ability to defer property development costs, if needed, in order to meet our short-term liquidity needs. With respect to the $11,080,000 in debt that matures in the next 12 months, we intend to repay or refinance these loans as they mature. We expect to meet our long-term liquidity requirements, including future debt maturities and construction and development costs, from the proceeds of construction and permanent loans, the sale of properties, and/or the equity we may raise in a private offering, or from joint ventures. See Liquidity and Capital Resources – Business Plan below.

Business Plan

Overview and Outlook

We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business and growth plan. Our primary objective for 2014 is to sell the North Springs transit-oriented, mixed use property and the 1.3-acre Johns Creek commercial site (which is under contract to be sold) to provide a portion of the equity to develop our Bradley Park, Northridge, and Highway 20 properties, while continuing to reduce our debt and decrease our negative operating cash flow. Our plans to accomplish these objectives are outlined below.

Real Estate Assets Held for Sale or Possible Joint Venture

We currently hold two land parcels for sale:

1.	The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs. The North Springs property is zoned for a mixed-use development consisting of 356 multifamily units, 210,000 square feet of office space, and 56,000 square feet of retail space. North Springs has a book value of $11,000,000 and an independent appraised value of $16,350,000. We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides us with an excellent opportunity to sell this asset or use it to participate in a joint venture. This sale or joint venture would pay off the $5,500,000 North Springs land loan, and we could use the remaining proceeds for investment in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.
2.	Johns Creek is a 1.3-acre commercial site located in Johns Creek that is under contract to be sold for $700,000, as noted in Recent Developments above. We would use the net proceeds from the sale to pay down our Highway 20 land loan, thereby increasing our equity in the Highway 20 property.

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

We believe that these favorable trends will increase the availability of debt and equity capital for the construction of new apartments in our market areas, particularly for companies like ours, that have a long history of developing, constructing, leasing up, and selling upscale multifamily communities for substantial profits and that own tracts of land in areas we believe are well-suited for upscale apartments. For the reasons explained in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as Part II, Item 1A, Risk Factors, below, however, our beliefs and expectations about these favorable trends, or our ability to capitalize on them, may not prove to be accurate.

We currently hold three land parcels for development and construction:

1.	Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, permitted for 152 multifamily units. The property is in Forsyth County, Georgia, which is ranked as America’s 7th fastest growing county by Forbes magazine. Bradley Park is located in close proximity to the Northside Hospital – Forsyth complex, which employs more than 2,200 physicians and 1,800 employees. During the past year, we have designed the Bradley Park apartments and successfully completed the sketch plat review process required by Forsyth County. The new sketch plat was approved at a public hearing by the Forsyth County Board of Commissioners on November 7, 2013. As previously noted in Recent Developments above, on April 15, 2014, we obtained the Land Disturbance Permit for Bradley Park and we have also received approval from the U.S. Army Corps of Engineers for our Creek Crossing Permit. We are currently completing the final architectural design drawings to enable us to apply for our building permits prior to May 30, 2014.

2.	Northridge is a 10.9-acre site located in Sandy Springs near the GA-400 and Northridge interchange, zoned for 220 multifamily units. The site is almost equidistant from North Point in Alpharetta, Perimeter Center, and Phipps Plaza/Lenox Mall/Buckhead, which are three of Atlanta’s major employment and retail bases. The community has easy access to Georgia 400 and MARTA (Atlanta’s rapid rail transit system). Outside of peak congestion periods, the community is within approximately a 30-minute drive of virtually the entire metro area, including Hartsfield Jackson International Airport. The Northridge land has a book value of $4,408,789 and is owned debt free. We have purchased our land disturbance permit and are currently completing the architectural design to enable us to apply for our building permits from the City of Sandy Springs.
3.	Highway 20 is a 38-acre site located in the City of Cumming in Forsyth County zoned for 210 multifamily units. The property is located on Georgia Highway 20 at the intersection of Elm Street, three blocks from the elementary, middle, and high schools and just north of Cumming’s town square, which provides shopping, restaurants, and other entertainment and educational venues. The Cumming area continues to experience rapid growth with the expansion of the Northside Hospital – Forsyth complex, the City’s new three-pool aquatic center, and the opening of a satellite campus for the University of North Georgia. We have started the necessary design and development work for this community.

We believe this is an opportune time to create new multifamily apartment communities and that we can create value for our shareholders as we have historically done through developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and long-term capital appreciation. We intend to move forward with the development and construction of our Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although we cannot make substantial progress on constructing and leasing up these apartment communities until we raise the necessary equity and obtain the construction loans. We currently estimate that we will need approximately $15,813,000 of additional equity and $51,464,000 of debt to complete the construction of these three communities.

We intend to use the proceeds from the sale or joint venture of the North Springs property to provide a portion of the equity capital to develop and construct our Bradley Park, Northridge, and Highway 20 multifamily apartment communities. We are also discussing with possible joint venture participants, such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors, providing part of the equity needed to develop and construct these communities. We may also form a new affiliate that would raise private equity for the specific purpose of purchasing one or more of these three land parcels and constructing multifamily apartment communities. We may also sell one or more of these land parcels to Roberts Properties, Inc., which is wholly owned by Mr. Charles S. Roberts, our Chairman of the Board and President, or to a newly formed affiliate of Roberts Properties, Inc.

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

Comparison of Three Months ended March 31, 2014 to Three Months ended March 31, 2013

Cash and cash equivalents decreased $671,671 during the first three months of 2014 compared to an increase of $368,948 during the 2013 period. The respective changes in cash are described below.

Net cash used in operating activities in the 2014 period was $773,468 compared to $141,018 used during the 2013 period. This increase was primarily the result of a $403,182 decrease in due from affiliates coupled with a $10,011 decrease in the change in other assets, and a $198,967 decrease in the change in accounts payable, accrued expenses, and other liabilities relating to operating activities.

Net cash provided by investing activities was $116,797 during the 2014 period compared to $7,610,769 during the 2013 period. This decrease was primarily due to the $8,040,000 of sales proceeds from the Peachtree Parkway property in the 2013 period; partially offset by a $427,791 decrease in development and construction of real estate assets and an $81,986 increase in the change in restricted cash.

Net cash used in financing activities was $15,000 for the 2014 period compared to $7,100,803 during the 2013 period. The decrease in cash used by financing activities primarily resulted from the $7,000,200 payoff of the Peachtree Parkway loan in the 2013 period, along with $54,290 of principal repayments on liabilities related to discontinued operations and $31,313 of loan costs.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2014 as summarized below:

Debt Maturity Schedule as of March 31, 2014

Year	Total Principal Payments Per Year	Recourse Loans with Balloon Payments

2014	$11,085,000	North Springs, Bradley Park, Highway 20
2015	—
2016	—
2017	—
2018	—

Thereafter	—

Total	$11,085,000

Short-Term Debt

As of March 31, 2014, we had a total of $11,085,000 of outstanding debt. On April 1, 2014, we made a $5,000 principal payment on our Highway 20 loan and as of the filing date of this report, we have a total of $11,080,000 in debt that matures within the next 12 months. All of that debt matures before April 1, 2015. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans. (We currently do not have any debt that matures after April 1, 2015.)

Effect of Floating Rate Debt

We have two loans that bear interest at floating rates. These loans had an aggregate outstanding principal balance of $5,585,000 at March 31, 2014: a $3,000,000 loan that bears interest at 350 basis points over the 30-day LIBOR, with an interest rate floor of 4.75% that commenced on April 1, 2014; and a $2,585,000 loan that bears interest at the prime rate plus 175 basis points with an interest rate floor of 5.0%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $55,850 per year and reduce our liquidity and capital resources by that amount.

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

During the three months ended March 31, 2014 and 2013, we determined that the carrying amounts of our operating real estate assets and our land parcels were recoverable. Accordingly, we did not record an impairment loss during these periods.

Recent Accounting Pronouncements

Please refer to Note 2, Basis of Presentation – Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this report for a discussion of recent accounting standards and pronouncements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.     CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the risk factors described below. These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.

As of the filing date of this report, we have three loans with a total principal balance of $11,080,000 that are scheduled to mature within the next 12 months: (a) the $5,500,000 North Springs land loan that matures on July 17, 2014 (which we can extend to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension); (b) the $2,580,000 Highway 20 land loan that matures on October 8, 2014; and (c) the $3,000,000 Bradley Park land loan that matures on April 1, 2015. If we do not sell the North Springs property as we intend; or we are unable to extend or refinance our debt at maturity on acceptable terms, or at all; or we are unable to find alternative funding and raise additional capital for the development of the Bradley Park, Northridge and Highway 20 properties; or we are unable to pursue successfully the strategies to reduce negative cash flow described elsewhere in this report, we might be compelled to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us. Those losses could have a material adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of any revenues and our asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.

To start construction on our Bradley Park, Northridge, and Highway 20 multifamily land parcels as we intend, we will need a substantial amount of additional debt and equity capital. We currently estimate that we will need approximately $15,813,000 of additional equity and $51,464,000 of debt to complete the construction of our Bradley Park, Northridge, and Highway 20 multifamily apartment communities. We believe that the equity we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of the North Springs property, the contributions from a joint venture partner, or from raising private equity. We are not able to provide any assurance that we will be able to raise the debt and equity needed to complete the construction of even one new multifamily community. If we are unable to obtain debt and equity on favorable terms, or at all, we will be unable to carry out our planned development and construction program, and our returns to investors will be reduced accordingly.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2014). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 20, 2014.]

10.2	Office Lease by and between Roberts Capital Partners, LLC, as Landlord, and Roberts Properties Residential, L.P., as Tenant, dated as of February 19, 2014. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 19, 2014.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2014

ROBERTS REALTY INVESTORS, INC.

By:	/s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)

