Form 10-Q
period 2014-06-30
ROBERTS REALTY INVESTORS INC
filed 2014-07-28
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2014
Common Stock, $.01 par value per share	10,063,155 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our strategies and business plan, including a possible sale, merger, other business combination or recapitalization of the company; development and construction of new multifamily apartment communities; the possible sale of properties; and the ways we may finance our future development and construction activities. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the financing environment for construction loans for new multifamily apartment communities; our possible inability to negotiate extensions of our short-term loans; uncertainties with respect to the sale of our North Springs property; our continued evaluation of strategic alternatives; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

PART I – Financial Information

ITEM 1.          FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Unaudited)
REAL ESTATE ASSETS:
Construction in progress and real estate under development	$12,776,407	$12,450,385
Real estate assets held for sale	11,500,000	11,500,000

Net real estate assets	24,276,407	23,950,385

CASH AND CASH EQUIVALENTS	1,909,371	3,522,867

RESTRICTED CASH	330,170	574,204

DEFERRED FINANCING COSTS – Net of accumulated amortization of $200,575 and $95,013 at June 30, 2014 and December 31, 2013, respectively	69,258	122,087

OTHER ASSETS – Net of accumulated depreciation of $81,614 and $111,909 at June 30, 2014 and December 31, 2013, respectively	60,278	43,075

ASSETS RELATED TO DISCONTINUED OPERATIONS	66,000	122,340

	$26,711,484	$28,334,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Land notes payable	$5,565,000	$5,600,000
Accounts payable and accrued expenses	368,381	431,344
Due to affiliates	86,739	47,441
Liabilities related to real estate assets held for sale	5,576,328	5,561,579
Liabilities related to discontinued operations	—	560

Total liabilities	11,596,448	11,640,924

COMMITMENTS AND CONTINGENCIES (Note 10)

NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	2,992,777	3,328,791

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,720,257 and 10,702,934 shares issued and 10,063,155 and 10,045,832 shares outstanding at June 30, 2014 and December 31, 2013, respectively	107,202	107,029
Additional paid-in capital	31,119,107	31,097,171
Treasury shares, at cost (72,717 shares at June 30, 2014 and December 31, 2013)	(71,332)	(71,332)
Accumulated deficit	(19,032,718)	(17,767,625)

Total shareholders’ equity	12,122,259	13,365,243

	$26,711,484	$28,334,958

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$—	$—	$3,587
Other operating income	91	6	5,963	19

Total operating revenues	91	6	5,963	3,606

OPERATING EXPENSES:
Utilities	86	22	89	59
Repairs and maintenance	3,238	49,040	5,582	99,322
Real estate taxes	25,539	26,239	46,545	54,818
Marketing, insurance and other	3,590	2,315	5,115	5,512
General and administrative expenses	471,362	360,248	937,186	802,669
Depreciation expense	1,197	177	1,381	269

Total operating expenses	505,012	438,041	995,898	962,649

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	—	—	—	1,253,933
Gain on disposal of assets	1,344	—	3,897	—
Interest income	338	111	813	264
Interest expense	(247,342)	(127,515)	(485,944)	(291,175)
Amortization of deferred financing costs	(53,708)	(25,697)	(107,829)	(72,721)

Total other (expense) income	(299,368)	(153,101)	(589,063)	890,301

LOSS FROM CONTINUING OPERATIONS	(804,289)	(591,136)	(1,578,998)	(68,742)

LOSS FROM DISCONTINUED OPERATIONS	—	(77,506)	—	(153,255)

NET LOSS	(804,289)	(668,642)	(1,578,998)	(221,997)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(159,410)	(102,369)	(313,905)	(34,143)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(644,879)	$(566,273)	$(1,265,093)	$(187,854)

LOSS PER COMMON SHARE – BASIC AND DILUTED (Note 5):

Loss from continuing operations – basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.01)
Loss from discontinued operations – basic and diluted	—	(0.01)	—	(0.01)
Net loss – basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.02)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,578,998)	$(221,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,210	179,623
Gain on sale of real estate assets	—	(1,253,933)
Share-based compensation expense	—	18,630
Amortization of above and below market leases	—	(3,357)
Decrease in due from affiliates	—	403,182
Decrease in other assets	48,640	48,631
Increase in due to affiliates	21,798	35,785
(Decrease) increase in accounts payable, accrued expenses and other liabilities relating to operations	(118,828)	252,528

Net cash used in operating activities	(1,518,178)	(540,908)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	—	8,040,000
Proceeds from sale of furniture, fixtures and equipment	3,897	—
Purchase of furniture, fixtures and equipment	(14,781)	(1,902)
Payment of leasing costs	—	(4,668)
Decrease in restricted cash	244,034	38,936
Increase (decrease) in accounts payable, accrued expenses and other liabilities relating to investing activities	70,054	(35,654)
Increase (decrease) in due to affiliates relating to investing activities	17,500	(605)
Development and construction of real estate assets	(326,022)	(517,586)

Net cash (used in) provided by investing activities	(5,318)	7,518,521

FINANCING ACTIVITIES:
Principal repayments on liabilities related to discontinued operations	—	(93,282)
Principal repayments on land notes payable	(35,000)	(30,000)
Principal repayments on liabilities related to real estate assets held for sale	—	(7,000,200)
Payment of loan costs	(55,000)	(51,313)

Net cash used in financing activities	(90,000)	(7,174,795)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,613,496)	(197,182)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,522,867	401,018

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,909,371	$203,836

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$473,305	$484,098

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Development and construction of real estate assets due to but not paid to affiliates	$17,500	$—

Redemption of operating partnership units for common shares	$14,570	$33,100

Adjustments to noncontrolling interest in the operating partnership	$7,539	$95

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

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), and the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. Roberts Realty controls the operating partnership as its sole general partner and had an 80.20% ownership interest in the operating partnership at June 30, 2014 and an 84.74% ownership interest in the operating partnership at June 30, 2013.

At June 30, 2014, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and
•	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract which has subsequently been sold for $700,000 (see Note 3 – Real Estate Assets Held for Sale and Discontinued Operations and Note 11 – Subsequent Event).

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

Roberts Realty’s primary liquidity requirements are related to its continuing negative operating cash flow and maturing short-term debt. Roberts Realty’s negative operating cash flow is primarily due to its ownership of five tracts of land that do not produce ongoing revenue but incur carrying costs of interest expense and real estate taxes. Roberts Realty is using its current cash balance to meet its short-term liquidity requirements, including general and administrative expenses, principal reductions on its debt, and funding carrying costs and improvements at its existing properties. Roberts Realty has the ability to defer property development costs, if necessary, to meet its short-term liquidity requirements. As of July 18, 2014, Roberts Realty had three loans with a total principal balance of $10,374,636 that are scheduled to mature within the next 12 months: (a) the $1,874,636 Highway 20 land loan that matures on October 8, 2014; (b) the $5,500,000 North Springs land loan that matures on October 17, 2014 (which Roberts Realty can extend to January 17, 2015 through a 3-month extension option by paying a 1.0% extension fee); and (c) the $3,000,000 Bradley Park land loan that matures on April 1, 2015.

Management’s primary objectives for the remainder of 2014 are to sell the North Springs transit-oriented property and to continue to develop the Bradley Park, Northridge, and Highway 20 properties while continuing to reduce the company’s debt and decrease its negative operating cash flow.

Roberts Realty intends to use the sales proceeds from the North Springs property, which has an independent appraised value of $16,350,000, to pay off its $5,500,000 land loan. Management intends to renew, refinance, or repay the Highway 20 and Bradley Park loans as they come due and to extend their maturity dates at least 12 months, if necessary. Management believes that its long history of operating and developing multifamily apartment communities, its current plans to sell the North Springs property or use it in a joint venture and to continue developing its remaining land, will allow it to successfully extend or obtain alternative funding to repay or refinance these loans.

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

However, Roberts Realty believes that this is an opportune time to create new multifamily apartment communities and that it can create value for its shareholders as it has historically done through developing, constructing, and managing high quality multifamily apartment communities for cash flow and long-term capital appreciation. Roberts Realty intends to continue moving forward with the development and construction of its Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although it cannot make substantial progress on constructing and leasing up these apartment communities until it raises the necessary equity and obtains the required construction loans. Management currently estimates that it will need approximately $17,325,000 of additional equity and $53,129,000 of debt to complete the construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

Roberts Realty is in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, sovereign wealth funds, other foreign investors, and local investors regarding providing the additional equity for the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities. Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of purchasing one or more of the remaining land parcels and constructing multifamily apartment communities. Roberts Realty may also sell one or more of these land parcels to Roberts Properties, Inc. (“Roberts Properties”), which is wholly-owned by Mr. Charles S. Roberts, the President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, or to a newly formed affiliate of Roberts Properties that would raise private equity for the specific purpose of purchasing one or more of the remaining land parcels and constructing multifamily apartment communities.

If Roberts Realty is unable to sell the North Springs property, find a joint venture partner, or raise private equity as it intends, Roberts Realty will be unable to carry out its planned development and construction program and execute its business plan, which might result in significant losses. Roberts Realty cannot provide any assurance that it will be able to raise the equity and obtain the debt needed to complete the construction of any new multifamily communities.

As previously reported, in addition to the above objectives, Roberts Realty continues to work on strategic alternatives that would maximize shareholder value through a sale, merger, other business combination, or recapitalization. Roberts Realty has engaged in discussions with both private companies and individuals regarding these alternatives, including parties that have expressed a desire to become a public company through a transaction with Roberts Realty. To date, Roberts Realty has not entered into any definitive agreement for such a transaction. Management continues to pursue and work diligently on any such transaction that would reward shareholders and maximize their value, although Roberts Realty is unable to provide any assurance that such a transaction will be consummated.

2.           BASIS OF PRESENTATION

Roberts Realty’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2013. Roberts Realty has omitted from these notes to condensed consolidated financial statements some of the disclosures contained in the notes to the audited financial statements included in its annual report. In the condensed consolidated financial statements included in this report, Roberts Realty has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale to conform to the current presentation.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock or as Roberts Realty common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 19.82% for the three months ended June 30, 2014 and 15.31% for the three months ended June 30, 2013; and 19.88% for the six months ended June 30, 2014 and 15.38% for the six months ended June 30, 2013. There were 1,508,519 units outstanding as of June 30, 2014 and 1,519,036 units outstanding as of December 31, 2013. The noncontrolling interest of the unitholders was $2,992,777 at June 30, 2014 and $3,328,791 at December 31, 2013.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its condensed consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to “additional paid-in-capital”.

The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the six months ended June 30, 2014 and 2013 (see Note 5 – Shareholders’ Equity – Earnings per Share):

	Six Months Ended June 30,
	2014	2013

Beginning balance	$3,328,791	$2,674,390
Net loss attributable to noncontrolling interest	(313,905)	(34,143)
Redemptions of noncontrolling partnership units	(14,570)	(33,100)
Adjustments to noncontrolling interest in operating partnership	(7,539)	(95)

Ending balance	$2,992,777	$2,607,052

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

3.           REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. Roberts Realty classifies real estate assets and their related liabilities as held for sale after the following conditions have been satisfied: (1) the receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets. The real estate assets held for sale and the liabilities related to real estate assets held for sale as of June 30, 2014 and December 31, 2013 were as follows:

	Real Estate Assets Held for Sale
Land Parcels	6/30/14	12/31/13

North Springs Land	$11,000,000	$11,000,000
Commercial Site in Johns Creek(1)	500,000	500,000

Total Real Estate Assets Held for Sale	$11,500,000	$11,500,000

	Liabilities Related to Real Estate Assets Held for Sale
	6/30/14	12/31/13

North Springs Land Loan	$5,500,000	$5,500,000
Other Liabilities	76,328	61,579

Total Liabilities Related to Real Estate Assets
Held for Sale	$5,576,328	$5,561,579

(1)	Roberts Realty sold the Johns Creek commercial site for $700,000 on July 17, 2014. See Note 11 – Subsequent Event.

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

The following table summarizes the discontinued operations for the three and six months ended June 30, 2014 and 2013 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$231,397	$—	$488,606
Other operating income	—	40,633	—	76,257

Total operating revenues	—	272,030	—	564,863

OPERATING EXPENSES:
Utilities	—	30,705	—	64,688
Repairs and maintenance	—	22,484	—	48,110
Real estate taxes	—	35,680	—	67,638
Marketing, insurance and other	—	10,957	—	24,031
General and administrative	—	15,204	—	22,427
Depreciation and amortization	—	33,638	—	95,149

Total operating expenses	—	148,668	—	322,043

OTHER INCOME (EXPENSE):
Interest income	—	65	—	74
Interest expense	—	(195,180)	—	(384,665)
Amortization of deferred financing & leasing costs	—	(5,753)	—	(11,484)

Total other expense	—	(200,868)	—	(396,075)

LOSS FROM
DISCONTINUED OPERATIONS	$—	$(77,506)	$—	$(153,255)

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

As a result of the dispositions of the Bassett and Spectrum retail centers and the sale of the Northridge Office Building, Roberts Realty has classified these operating properties as discontinued operations as outlined in the tables above.

4.           NOTES PAYABLE

Land Loans The operating partnership is the borrower and Roberts Realty is the guarantor for the loans secured by Roberts Realty’s land parcels. The outstanding principal balances of these loans at June 30, 2014 and December 31, 2013 were as follows (in order of maturity date):

Land Parcel		Interest Rate as of	Principal Outstanding
Securing Loan	Maturity	6/30/14	6/30/14	12/31/13

Highway 20(1)	10/08/14	5.00%	$2,565,000	$2,600,000
Bradley Park	4/1/15	4.75%	3,000,000	3,000,000

Total Land Loans			5,565,000	5,600,000
North Springs (2) (3)	10/17/14	13.00%	5,500,000	5,500,000

Total Land Loans for Real Estate Assets Held for Sale			5,500,000	5,500,000

Totals			$11,065,000	$11,100,000

(1)	On July 17, 2014, the Highway 20 land loan was paid down by $690,364. See Note 11 – Subsequent Event.
(2)	The North Springs land loan can be extended to January 17, 2015 through a 3-month extension option by paying a 1.0% extension fee. Upon the sale of the North Springs property, Roberts Realty will pay a 1% exit fee to the lender.
(3)	The North Springs land loan is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.

Maturing Short-Term Debt. As of July 18, 2014, Roberts Realty has three loans with a total principal balance of $10,374,636 that mature within the next 12 months. For an explanation of management’s plan to address Roberts Realty’s maturing short-term debt, see Note 1 – Business and Organization – Management’s Business Plan.

5.           SHAREHOLDERS’ EQUITY

Redemption of Units for Shares. During the three and six months ended June 30, 2014, 10,517 units were redeemed for 17,323 shares. During the three months ended June 30, 2013, 13,069 operating partnership units were redeemed for 21,525 shares, and during the six months ended June 30, 2013, 15,599 operating partnership units were redeemed for 25,692 shares. Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s shares on the date of redemption. See Note 2 – Basis of Presentation.

Treasury Stock. Roberts Realty did not repurchase any shares during the three and six months ended June 30, 2014 and 2013.

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

There was no restricted stock activity during the three and six months ended June 30, 2014 and 2013. No unvested shares of restricted stock were outstanding at June 30, 2014 and December 31, 2013, respectively. Compensation expense related to restricted stock was $0 for the three and six months ended June 30, 2014; $1,677 for the three months ended June 30, 2013; and $18,630 for the six months ended June 30, 2013. No unrecognized compensation expense related to restricted stock will be recognized in future periods as of June 30, 2014 and December 31, 2013, respectively.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares used in Roberts Realty’s basic and diluted earnings per share computations. The effect of the operating partnership units and the related income are not included in the diluted earnings per share calculations because they are not dilutive. See Note 2 – Basis of Presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Loss from continuing operations available for common shareholders – basic	$(644,879)	$(500,633)	$(1,265,093)	$(58,170)

Loss from continuing operations attributable to noncontrolling interest	(159,410)	(90,503)	(313,905)	(10,572)

Loss from continuing operations – diluted	(804,289)	(591,136)	(1,578,998)	(68,742)

Loss from discontinued operations for common shareholders – basic	—	(65,640)	—	(129,684)

Loss from discontinued operations attributable to noncontrolling interest	—	(11,866)	—	(23,571)

Loss from discontinued operations – diluted	—	(77,506)	—	(153,255)

Net loss – diluted	$(804,289)	$(668,642)	$(1,578,998)	$(221,997)

Weighted average number of shares – basic and diluted	10,061,062	10,662,226	10,053,489	10,652,432

Weighted average number of units	2,486,658	1,926,961	2,494,231	1,936,755

Weighted average number of shares – assuming the conversion of all units to shares	12,547,720	12,589,187	12,547,720	12,589,187

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

The following tables summarize the operating results and total assets of Roberts Realty’s reportable segments as of and for the three and six months ended June 30, 2014 and 2013. The retail/office segment was composed of the Bassett and Spectrum retail centers, along with the Northridge Office Building. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations for more detailed information. The land segment is composed of (a) three tracts of land totaling 71 acres that are in various phases of development and construction, and (b) two tracts of land held for sale totaling 11 acres. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations and Note 11 – Subsequent Event. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended June 30, 2014
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	91	91

Total operating revenues from consolidated entities	—	—	91	91

Operating expenses	—	179,620	324,195	503,815
Depreciation expense	—	—	1,197	1,197

Total operating expenses from consolidated entities	—	179,620	325,392	505,012

Other (expense) income	—	(301,050)	1,682	(299,368)

Consolidated loss from continuing operations	—	(480,670)	(323,619)	(804,289)

Consolidated loss from discontinued operations (Note 3)	—	—	—	—

Consolidated net loss	—	(480,670)	(323,619)	(804,289)

Consolidated loss attributable to noncontrolling interest	—	(95,269)	(64,141)	(159,410)

Consolidated loss available for common shareholders	$—	$(385,401)	$(259,478)	$(644,879)

Total assets at June 30, 2014	$66,000	$24,345,742	$2,299,742	$26,711,484

Three Months Ended June 30, 2013
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	6	6

Total operating revenues from consolidated entities	—	—	6	6

Operating expenses	—	83,636	354,228	437,864
Depreciation expense	—	—	177	177

Total operating expenses from consolidated entities	—	83,636	354,405	438,041

Other (expense) income	—	(153,212)	111	(153,101)

Consolidated loss from continuing operations	—	(236,848)	(354,288)	(591,136)

Consolidated loss from discontinued operations (Note 3)	(77,506)	—	—	(77,506)

Consolidated net loss	(77,506)	(236,848)	(354,288)	(668,642)

Consolidated loss attributable to noncontrolling interest	(11,866)	(36,262)	(54,241)	(102,369)

Consolidated loss available for common shareholders	$(65,640)	$(200,586)	$(300,047)	$(566,273)

Total assets at June 30, 2013	$11,276,478	$23,941,635	$147,120	$35,365,233

Six Months Ended June 30, 2014
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	5,963	5,963

Total operating revenues from consolidated entities	—	—	5,963	5,963

Operating expenses	—	322,383	672,134	994,517
Depreciation expense	—	—	1,381	1,381

Total operating expenses from consolidated entities	—	322,383	673,515	995,898

Other (expense) income	—	(593,773)	4,710	(589,063)

Consolidated loss from continuing operations	—	(916,156)	(662,842)	(1,578,998)

Consolidated loss from discontinued operations (Note 3)	—	—	—	—

Consolidated net loss	—	(916,156)	(662,842)	(1,578,998)

Consolidated loss attributable to noncontrolling interest	—	(182,132)	(131,773)	(313,905)

Consolidated loss available for common shareholders	$—	$(734,024)	$(531,069)	$(1,265,093)

Total assets at June 30, 2014	$66,000	$24,345,742	$2,299,742	$26,711,484

Six Months Ended June 30, 2013
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$3,587	$—	$3,587
Other operating income	—	—	19	19

Total operating revenues from consolidated entities	—	3,587	19	3,606

Operating expenses	—	172,184	790,196	962,380
Depreciation expense	—	—	269	269

Total operating expenses from consolidated entities	—	172,184	790,465	962,649

Other income	—	890,037	264	890,301

Consolidated income (loss) from continuing operations	—	721,440	(790,182)	(68,742)

Consolidated loss from discontinued operations (Note 3)	(153,255)	—	—	(153,255)

Consolidated net (loss) income	(153,255)	721,440	(790,182)	(221,997)

Consolidated (loss) income attributable to noncontrolling interest	(23,571)	110,958	(121,530)	(34,143)

Consolidated (loss) income available for common shareholders	$(129,684)	$610,482	$(668,652)	$(187,854)

Total assets at June 30, 2013	$11,276,478	$23,941,635	$147,120	$35,365,233

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

	Total Contract Amount	Amounts Incurred from 1/1/13 to 6/30/13	Amounts Incurred from 1/1/14 to 6/30/14	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$87,500	$302,500

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, North Springs, and Highway 20 properties. Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. No amounts were incurred on these contracts during the six months ended June 30, 2014. The following table lists the amounts incurred on these contracts during the six months ended June 30, 2013.

	Amounts Incurred for Labor and Materials Costs from 1/1/13 to 6/30/13	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/13 to 6/30/13

Bradley Park	$0	$0
Northridge	999	100
North Springs	0	0
Highway 20	0	0

Totals	$999	$100

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and maintenance on the land parcels, the retail centers, and the office building, as well as tenant improvements for new leases at the retail centers. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations. For the six months ended June 30, 2014 and 2013, Roberts Realty paid $139,525 and $84,800 in cost reimbursements to Roberts Construction for these services.

Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of this arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty. Roberts Realty believes that this reimbursement arrangement allows Roberts Realty to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, Roberts Realty incurred costs of $282,176 and $107,117 for the six months ended June 30, 2014 and 2013, respectively. The increase in 2014 was partially due to Roberts Properties providing additional services that replaced the services of a full-time temporary contractor that Roberts Realty had retained for 2013, which resulted in a net savings to Roberts Realty. Additionally, Roberts Properties received cost reimbursements of $23,505 and $5,643 for the six months ended June 30, 2014 and 2013, respectively for operating costs and other expenses of Roberts Realty.

Office Leases. During the six months ended June 30, 2014, Roberts Realty did not lease any office space to the Roberts Companies and, accordingly, recognized no rental income. On October 30, 2013, Roberts Realty sold its Northridge Office Building to the Fulton County Board of Education, an unrelated third party, for $5,280,000. Prior to the sale, Roberts Realty leased office space in the Northridge Office Building to the Roberts Companies. During 2013, Roberts Properties leased 4,431 rentable square feet and Roberts Construction leased 1,920 rentable square feet. Both leases had a rental rate of $17.00 per rentable square foot. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $53,984 for the six months ended June 30, 2013.

Sublease of Office Space. On October 30, 2013, Roberts Realty sold its Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off its $2,422,533 Northridge Office Building loan. This sale also reduced Roberts Realty’s negative operating cash flow by approximately $210,000 per year. The Fulton County Board of Education will occupy 100% of the building and as a condition of closing, required that Roberts Realty vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, Roberts Realty was required to seek new office space in another building. On February 19, 2014, Roberts Realty entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, Roberts Realty’s Chairman of the Board, Chief Executive Officer, and President. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, Roberts Realty negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. Roberts Realty has the right to terminate the sublease upon 90 days notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. Roberts Realty believes the favorable terms of its sublease provides it with significant flexibility in successfully implementing its business plan. Roberts Realty paid a security deposit of $20,577 upon the execution of the lease and has paid $9,494 in rent during the six months ended June 30, 2014.

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

Non-Cash Impairments on Operating Real Estate Assets. Roberts Realty had no operating assets during the 2014 period. As of June 30, 2013, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable and, accordingly, did not record an impairment loss on its operating assets during the period. See Note 3 – Real Estate Assets Held for Sale and Discontinued Operations.

Non-Cash Impairments on Land Parcels. As of June 30, 2014 and 2013, Roberts Realty determined that the carrying amount of its land parcels was recoverable. Accordingly, Roberts Realty did not record an impairment loss on its land parcels during either of these periods.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, Roberts Realty uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of financial and non-financial assets and liabilities. Accordingly, the fair values presented in the financial statements may not reflect the amounts ultimately realized on a sale or other disposition of these assets. Roberts Realty held no assets required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. These real estate assets, including land held for sale, are valued using sales activity for similar assets, current offers and contracts, and using inputs management believes are consistent with those that unrelated market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates, and (2) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset. Roberts Realty held no assets required to be measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

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

Roberts Realty has also entered into architectural and engineering contracts with unrelated third parties for the Bradley Park and Northridge apartment communities. At June 30, 2014, outstanding commitments on these contracts totaled $334,818.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At June 30, 2014, there were 1,508,519 units outstanding that could be exchanged for 2,484,565 shares, subject to certain conditions.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, Roberts Realty has recorded no liabilities for this indemnification arrangement as of June 30, 2014.

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

11.         SUBSEQUENT EVENT

Sale of Johns Creek Commercial Site. On July 17, 2014, Roberts Realty sold its 1.3-acre Johns Creek commercial site for $700,000, and its book value was $500,000. Roberts Realty used the net sale proceeds of $690,364 to pay down its $2,565,000 Highway 20 land loan, which reduced the outstanding principal balance of that loan to $1,874,636. Roberts Realty expects to recognize a gain on the sale of approximately $195,100.

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

Overview

We are an equity real estate investment trust, or REIT. Our primary business is to develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through its wholly owned subsidiary, owns all of our properties. At June 30, 2014, we were its sole general partner and owned an 80.20% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure. As of the filing date of this report, we own the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and
•	one tract of land totaling 10 acres that is held for sale (this asset is classified as real estate assets held for sale in our condensed consolidated balance sheets – see Recent Developments below).

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

Recent Developments

Sale of the 1.3-acre Johns Creek Commercial Site

On July 17, 2014, we sold our 1.3-acre Johns Creek commercial site for $700,000, and its book value was $500,000. We used the net sale proceeds of $690,364 to pay down our $2,565,000 Highway 20 land loan, which reduced the outstanding principal balance of the loan to $1,874,636. We expect to recognize a gain on the sale of approximately $195,100.

Land Disturbance Permit for Bradley Park

On April 15, 2014, we obtained the Land Disturbance Permit for our Bradley Park property. The Land Disturbance Permit is a critical and essential entitlement for the property. The issuance of a Land Disturbance Permit is a significant milestone because it provides us with the necessary approvals of our site plan, traffic controls, water quality and water detention facilities, the clearing and grading of the property, the installation of the underground water and sewer lines, along with all other site and infrastructure work. Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, zoned for 154 multifamily apartment units. The property is in Forsyth County, Georgia, which is ranked as America’s 7th fastest growing county by Forbes magazine. Bradley Park is located in close proximity to the Northside Hospital - Forsyth complex, which employs more than 2,200 physicians and 1,800 employees. During the past year, we have designed the Bradley Park apartments and successfully completed the sketch plat review process required by Forsyth County. The new sketch plat was approved at a public hearing by the Forsyth County Board of Commissioners on November 7, 2013. In addition to our Land Disturbance Permit, we have also received approval from the U.S. Army Corps of Engineers for our Creek Crossing Permit. We are currently completing the final architectural design drawings in order to apply for our building permits. We are preparing to raise the equity and obtain the construction loans necessary to construct the Bradley Park apartment community. We recently received written term sheets from two local banks outlining their loan terms and expressing their interest in providing the construction loan for the Bradley Park apartment community.

Listing Agreement for the North Springs Property

On April 17, 2014, we retained Jones Lang LaSalle, a global full service real estate firm, to market and sell our North Springs transit-oriented, mixed-use property. The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs. The Perimeter Center/Sandy Springs market is one of the most dynamic markets in the southeastern United States. Perimeter Center is Atlanta’s largest employment center outside of downtown Atlanta and includes approximately 33 million square feet of office and retail space. The area currently has over 123,000 jobs with major employers such as UPS, AT&T Mobility, State Farm, Cox Enterprises, Newell Rubbermaid, Axiall, InterContinental Hotels Group, First Data, AFC Enterprises and Arby’s Restaurant Group, Inc., all of which have a headquarters located in this area. Just south of the Perimeter Center/Sandy Springs business district is a major medical center anchored by Northside Hospital, Emory Saint Joseph’s Hospital, and Children’s Healthcare of Atlanta – Scottish Rite. The North Springs property is zoned for a mixed-use development consisting of 236 multifamily units, 120 condominiums, 210,000 square feet of office space, and 56,000 square feet of retail space. We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides with us an excellent opportunity to sell this asset.  At the closing of the sale of the North Springs property, Jones Lang LaSalle would be paid a commission of 3% of the sales price of the North Springs property.

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

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have four tracts of land totaling 81 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These four tracts of land have a combined book value of $23,776,407 and a total independent appraised value of $32,890,000, and as of the filing date of this report they are encumbered with land loans totaling $10,374,636. We have substantial equity in these properties, which are an integral part of our future business and growth plan. Because we have disposed of all of our operating properties, we expect to continue to generate negative operating cash flow and to operate at a loss until:

•	we complete the sale or joint venture of our North Springs transit-oriented, mixed use property; and
•	we raise the equity and obtain the construction loans needed to construct and lease up our planned Bradley Park, Northridge, and Highway 20 multifamily apartment communities as described in Liquidity and Capital Resources – Business Plan below.

As of June 30, 2014, we had a total of $11,065,000 of outstanding debt. On July 17, 2014, we made a $690,364 principal payment on our Highway 20 loan from the net sale proceeds of our Johns Creek commercial site. As of the filing date of this report, we have three loans with a total principal balance of $10,374,636 that are scheduled to mature within the next 12 months: (a) the $1,874,636 Highway 20 land loan that matures on October 8, 2014; (b) the $5,500,000 North Springs land loan that matures on October 17, 2014 (which we can extend to January 17, 2015 through a 3-month extension option by paying a 1.0% extension fee); and (c) the $3,000,000 Bradley Park land loan that matures on April 1, 2015.

To address these issues, during the past year we have reduced our debt by a net amount of approximately $14.1 million or 58%, decreased our annual operating expenses by $860,000, and increased our liquidity by $5.6 million. Additionally, we are seeking to sell our North Springs transit-oriented, mixed use property, which has a book value of $11,000,000 and an independent appraised value of $16,350,000. We intend to pay off the $5,500,000 North Springs land loan from the sales proceeds, and we could use the remaining proceeds for investment in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

If we do not sell the North Springs property as we intend or we are unable to extend, refinance, or find alternative funding to repay the North Springs, Bradley Park, and Highway 20 loans at they mature, we might be compelled to dispose of one or more of our properties on disadvantageous terms or we might be forced to return these properties to the respective lenders in satisfaction of the debt secured by these properties, which could result in significant losses to us.

Results of Operations

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended June 30,
	2014	2013	$Increase
	(Unaudited)	(Unaudited)	(Decrease)

TOTAL OPERATING REVENUES	$91	$6	$85

OPERATING EXPENSES:
Property operating expenses	32,453	77,616	(45,163)
General and administrative expenses	471,362	360,248	111,114
Depreciation expense	1,197	177	1,020

Total operating expenses	505,012	438,041	66,971

OTHER EXPENSE	(299,368)	(153,101)	146,267

LOSS FROM CONTINUING OPERATIONS	(804,289)	(591,136)	213,153

LOSS FROM DISCONTINUED OPERATIONS	—	(77,506)	(77,506)

NET LOSS	$(804,289)	$(668,642)	$135,647

Net loss increased $135,647 when compared to the 2013 period. This increase was primarily the result of a $66,971 increase in operating expenses, and a $146,267 increase in other expense, offset by a $77,506 decrease in loss from discontinued operations. We explain below the major variances between the 2014 and 2013 periods.

Property operating expenses – consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense – decreased by $45,163 from $77,616 in the 2013 period to $32,453 in the current period, primarily due to decreased repairs and maintenance expenses related to our land parcels.

General and administrative expenses increased by $111,114 from $360,248 in the 2013 period to $471,362 in the current period. This increase was primarily due to an increase in professional services expense related to our land parcels, which was partially offset by a decrease in legal and temporary personnel expenses.

Other expense increased $146,267 from $153,101 in the 2013 period to $299,368 in the current period. This increase was primarily due to an $119,827 increase in interest expense and a $28,011 increase in the amortization of deferred financing costs as a result of the North Springs loan.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Six Months Ended June 30,
	2014	2013	$(Decrease)
	(Unaudited)	(Unaudited)	Increase

TOTAL OPERATING REVENUES	$5,963	$3,606	$2,357

OPERATING EXPENSES:
Property operating expenses	57,331	159,711	(102,380)
General and administrative expenses	937,186	802,669	134,517
Depreciation expense	1,381	269	1,112

Total operating expenses	995,898	962,649	33,249

OTHER (EXPENSE) INCOME	(589,063)	890,301	1,479,364

LOSS FROM CONTINUING OPERATIONS	(1,578,998)	(68,742)	1,510,256

LOSS FROM DISCONTINUED OPERATIONS	—	(153,255)	(153,255)

NET LOSS	$(1,578,998)	$(221,997)	$1,357,001

Net loss increased $1,357,001 when compared to the 2013 period. This increase was primarily due to a $2,357 increase in operating revenues and a $153,255 decrease in loss from discontinued operations, offset by a $33,249 increase in operating expenses and a $1,479,364 increase in other expense. We explain below the major variances between the 2014 and 2013 periods.

Property operating expenses – consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense – decreased by $102,380 from $159,711 in the 2013 period to $57,331 in the current period, primarily due to decreased repairs and maintenance expenses related to our land parcels.

General and administrative expenses increased by $134,517 from $802,669 in the 2013 period to $937,186 in the current period, primarily due to an increase in professional services expense related to our land parcels, which was partially offset by a decrease in legal and temporary personnel expenses.

Other expense increased $1,479,364 when compared to the 2013 period, primarily as a result of the $1,253,933 gain in the 2013 period from the sale of the Peachtree Parkway property compared to no income from the sale of real estate assets in the 2014 period, coupled with a $194,769 increase in interest expense and a $35,108 increase in the amortization of deferred financing costs in the 2014 period as a result of the North Springs loan.

Loss from discontinued operations decreased by $153,255 when compared to the 2013 period as a result of the dispositions of the Bassett and Spectrum retail centers and the sale of the Northridge Office Building, all of which occurred during 2013.

Liquidity and Capital Resources

Overview

At June 30, 2014, we had $26,711,484 in total assets, of which $1,909,371 was cash and cash equivalents. In addition, we held $330,170 in restricted cash reserved for the payment of interest on our North Springs and Highway 20 loans. As of July 18, 2014, we held $1,795,351 in cash and cash equivalents, and we held $259,880 in restricted cash reserved for the payment of interest on our North Springs and Highway 20 loans.

We believe that the most important uses of our capital resources will be (a) to provide working capital to enable us to pay our operating expenses as we pursue our business and growth plan and (b) to invest in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although we cannot make substantial progress on constructing and leasing up these apartment communities until we raise the necessary equity and obtain the construction loans. We currently estimate that we will need approximately $17,325,000 of additional equity and $53,129,000 of debt to complete the construction of these multifamily apartment communities, and our current cash resources are inadequate to meet these needs. We have described our detailed plans to address these needs in Liquidity and Capital Resources – Business Plan below.

Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. As of June 30, 2014, we had a total of $11,065,000 of outstanding debt. On July 17, 2014, we made a $690,364 principal payment on our Highway 20 loan from the net sale proceeds of our Johns Creek commercial site. As of the filing date of this report, we have three loans with a total principal balance of $10,374,636 that are scheduled to mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	Principal Payments Due Within 12 Months

Highway 20	10/08/14	$1,874,636
North Springs (1)	10/17/14	5,500,000
Bradley Park	4/1/15	3,000,000

Total		$10,374,636

(1)	We can extend this loan to January 17, 2015 through a 3-month extension option by paying a 1.0% extension fee.

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

The two primary reasons for our negative operating cash flow are as follows:

•	We own four tracts of land totaling 81 acres with an aggregate book value of $23,776,407 that secure land loans totaling $10,374,636. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

•	Our general and administrative expenses were $1,801,887 for the calendar year 2013 and $937,186 for the six months ended June 30, 2014; these expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE MKT stock exchange. These costs also include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, financial printing and other compliance fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a public reporting company are approximately $550,000 per year.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses, interest, and scheduled amortization of principal on our debt. At June 30, 2014, we had a cash balance of $1,909,371. We are currently using our cash balance, which was $1,795,351 as of July 18, 2014, to meet our short-term liquidity requirements, including general and administrative expenses, principal reductions on our debt, and funding carrying costs and improvements at our existing properties. We have the ability to defer property development costs, if necessary, in order to meet our short-term liquidity requirements. With respect to the $10,374,636 in debt that matures in the next 12 months, we intend to extend, repay or refinance these loans as they mature. We expect to meet our long-term liquidity requirements, including future debt maturities and construction and development costs, from the proceeds of construction and permanent loans, the sale of properties, and/or the equity we may raise in a private offering, or from joint ventures. See Liquidity and Capital Resources – Business Plan below.

Business Plan

Overview and Outlook

We intend to maximize shareholder value and to address our needs for liquidity and capital resources by executing our business and growth plan. Our primary objectives for the remainder of 2014 are to sell the North Springs transit-oriented property and to continue to develop the Bradley Park, Northridge, and Highway 20 properties while continuing to reduce the company’s debt and decrease its negative operating cash flow. Our plans to accomplish these objectives are outlined below.

Real Estate Assets Held for Sale or Possible Joint Venture

We currently hold one land parcel for sale. The North Springs property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs. The North Springs property is zoned for a mixed-use development consisting of 236 multifamily units, 120 condominiums, 210,000 square feet of office space, and 56,000 square feet of retail space. North Springs has a book value of $11,000,000 and an independent appraised value of $16,350,000. We believe the current market and demand for a transit-oriented, mixed-use site like North Springs provides us with an excellent opportunity to sell this asset or use it to participate in a joint venture. This sale or joint venture would pay off the $5,500,000 North Springs land loan, and we could use the remaining proceeds for investment in the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities.

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

We currently hold three land parcels for development and construction:

1.	Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, zoned for 154 multifamily units. The property is in Forsyth County, Georgia, which is ranked as America’s 7th fastest growing county by Forbes magazine. Bradley Park is located in close proximity to the Northside Hospital – Forsyth complex, which employs more than 2,200 physicians and 1,800 employees. During the past year, we have designed the Bradley Park apartments and successfully completed the sketch plat review process required by Forsyth County. The new sketch plat was approved at a public hearing by the Forsyth County Board of Commissioners on November 7, 2013. As previously noted in Recent Developments above, on April 15, 2014, we obtained the Land Disturbance Permit for Bradley Park and we have also received approval from the U.S. Army Corps of Engineers for our Creek Crossing Permit. We are currently completing the final architectural design drawings in order to apply for our building permits. We are preparing to raise the equity and obtain the construction loans necessary to construct the Bradley Park apartment community. We recently received written term sheets from two local banks outlining their loan terms and expressing their interest in providing the construction loan for the Bradley Park apartment community.

2.	Northridge is a 10.9-acre site located in Sandy Springs near the GA-400 and Northridge interchange, zoned for 220 multifamily units. The site is almost equidistant from North Point in Alpharetta, Perimeter Center, and Phipps Plaza/Lenox Mall/Buckhead, which are three of Atlanta’s major employment and retail bases. The community has easy access to Georgia 400 and MARTA (Atlanta’s rapid rail transit system). Outside of peak congestion periods, the community is within approximately a 30-minute drive of virtually the entire metro area, including Hartsfield Jackson International Airport. The Northridge land has a book value of $4,506,643 and is owned debt free. We have purchased our land disturbance permit and are currently completing the architectural design drawings which will allow us to apply for our building permits. We expect construction of the Northridge community to follow the start of construction of the Bradley Park community.
3.	Highway 20 is a 38-acre site located in the City of Cumming in Forsyth County zoned for 210 multifamily units. The property is located on Georgia Highway 20 at the intersection of Elm Street, just north of Cumming’s town square, which provides shopping, restaurants, and other entertainment and educational venues. The Cumming area continues to experience rapid growth with the expansion of the Northside Hospital – Forsyth complex, the City’s new Governmental Center, a three-pool aquatic center, and the opening of a satellite campus for the University of North Georgia. Highway 20 is also three blocks from a Forsyth County elementary, middle, and high school. Forsyth County schools are one of the top rated school systems in Georgia. We are currently in the design phase on the Highway 20 community.

We believe this is an opportune time to create new multifamily apartment communities and that we can create value for our shareholders as we have historically done through developing, constructing, managing, and selling high quality multifamily apartment communities for cash flow and long-term capital appreciation. We intend to move forward with the development and construction of our Bradley Park, Northridge, and Highway 20 multifamily apartment communities, although we cannot make substantial progress on constructing and leasing up these apartment communities until we raise the necessary equity and obtain the construction loans. We currently estimate that we will need approximately $17,325,000 of additional equity and $53,129,000 of debt to complete the construction of these three communities.

We intend to use the proceeds from the sale or joint venture of the North Springs property to provide a portion of the equity capital to develop and construct our Bradley Park, Northridge, and Highway 20 multifamily apartment communities. We are also discussing with possible joint venture participants, such as pension funds, life insurance companies, hedge funds, sovereign wealth funds, other foreign investors, and local investors, providing part of the equity needed to develop and construct these communities. We may also form a new affiliate that would raise private equity for the specific purpose of purchasing one or more of these three land parcels and constructing multifamily apartment communities. We may also sell one or more of these land parcels to Roberts Properties, Inc., which is wholly owned by Mr. Charles S. Roberts, our Chairman of the Board and President, or to a newly formed affiliate of Roberts Properties, Inc. that would raise private equity for the specific purpose of purchasing one or more of the remaining land parcels and constructing multifamily apartment communities.

If we are unable to sell the North Springs property, find a joint venture partner, or raise private equity as we intend, we will be unable to carry out our planned development and construction program and execute our business plan, which might result in losses to us. We are not able to provide any assurance that we will be able to raise the equity and debt needed to complete the construction of any new multifamily apartment communities.

Future Acquisitions of Existing Multifamily Apartment Communities

As part of our future business and growth plan, we intend to acquire existing multifamily apartment communities and to focus on well-located Class B apartment communities in the southeastern United States that can be upgraded and repositioned in their respective markets. We may raise private equity or participate in joint ventures with pension funds, life insurance companies, hedge funds, sovereign wealth funds, other foreign investors, or local investors to fund the acquisition of these communities. We have successfully implemented this strategy in the past with acquisitions such as St. Andrews at the Polo Club in Wellington, Florida.

Possible Sale, Merger, Other Business Combination, or Recapitalization

Consistent with our previous disclosure, in addition to the above objectives, we continue to pursue and work on strategic alternatives that would enhance shareholder value through a sale, merger, other business combination, or an investment of new equity in the company to accelerate our growth. We have engaged in discussions with both private companies and individuals regarding these alternatives, including parties that have expressed a desire to become a public company through a transaction with us. As of the filing date of this report, we have not entered into any definitive agreement for such a transaction. Our management continues to pursue and work diligently on any such transaction that would reward shareholders and maximize their value, although we are unable to provide any assurance that such a transaction will be consummated.

Comparison of Six Months ended June 30, 2014 to Six Months ended June 30, 2013

Cash and cash equivalents decreased $1,613,496 during the first six months of 2014 compared to a decrease of $197,182 during the 2013 period. The respective changes in cash are described below.

Net cash used in operating activities in the 2014 period was $1,518,178 compared to $540,908 of cash used in operating activities during the 2013 period. This increase was primarily the result of a $403,182 decrease in due from affiliates coupled with a $371,356 decrease in the change in accounts payable, accrued expenses, and other liabilities relating to operating activities.

Net cash used in investing activities was $5,318 during the 2014 period compared to net cash provided by investing activities of $7,518,521 during the 2013 period. This decrease was primarily due to the $8,040,000 of sales proceeds from the Peachtree Parkway property in the 2013 period; partially offset by a $191,564 decrease in development and construction of real estate assets, a $105,708 increase in the change in accounts payable, accrued expenses, and other liabilities relating to investing activities, and a $205,098 increase in the change in restricted cash.

Net cash used in financing activities was $90,000 for the 2014 period compared to $7,174,795 during the 2013 period. The decrease in cash used by financing activities primarily resulted from the $7,000,200 payoff of the Peachtree Parkway loan, along with $93,282 of principal repayments on liabilities related to discontinued operations in the 2013 period.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2015 as summarized below:

Debt Maturity Schedule as of June 30, 2014

Year	Total Principal Payments Per Year	Recourse Loans with Balloon Payments

2014	$8,065,000	North Springs, Highway 20
2015	3,000,000	Bradley Park
2016	—
2017	—
2018	—

Thereafter	—

Total	$11,065,000

Short-Term Debt

As of June 30, 2014, we had a total of $11,065,000 of outstanding debt. As of the filing date of this report, we have a total of $10,374,636 in debt that matures within the next 12 months. All of that debt matures before April 1, 2015. See Short- and Long-Term Liquidity Outlook above for how we intend to refinance or repay these loans.

Effect of Floating Rate Debt

We have two loans that bear interest at floating rates. As of the filing date of this report, these loans have an aggregate outstanding principal balance of $4,874,636: a $3,000,000 loan that bears interest at 350 basis points over the 30-day LIBOR, with an interest rate floor of 4.75%; and a $1,874,636 loan that bears interest at the prime rate plus 175 basis points with an interest rate floor of 5.0%. Changes in LIBOR and the prime rate that increase the interest rates on these loans above their respective interest rate floors will increase our interest expense. For example, a 1.0% increase in the interest rates on these loans above their respective interest rate floors would increase our interest expense by approximately $48,746 per year and reduce our liquidity and capital resources by that amount.

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

No Quarterly Dividends

We have not paid regular quarterly dividends since the third quarter of 2001, and we have no plans to resume paying regular quarterly dividends for the foreseeable future. We have, however, made periodic distributions from sale proceeds to our shareholders. Since 2003, we have made distributions from sale proceeds to our shareholders totaling $6.02 per share. We will also make distributions to the extent required to maintain our status as a REIT for federal income tax purposes.

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

As of June 30, 2014 and 2013, we determined that the carrying amounts of our operating real estate assets and our land parcels were recoverable. Accordingly, we did not record an impairment loss during the six months ended June 30, 2014 and 2013.

Recent Accounting Pronouncements

Please refer to Note 2, Basis of Presentation – Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this report for a discussion of recent accounting standards and pronouncements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.          CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of the filing date of this report, we have three loans with a total principal balance of $10,374,636 that are scheduled to mature within the next 12 months: (a) the $1,874,636 Highway 20 land loan that matures on October 8, 2014; (b) the $5,500,000 North Springs land loan that matures on October 17, 2014 (which we can extend to January 17, 2015 through a 3-month extension option by paying a 1.0% extension fee); and (c) the $3,000,000 Bradley Park land loan that matures on April 1, 2015. If we do not sell the North Springs property as we intend; or we are unable to extend or refinance our debt at maturity on acceptable terms, or at all, or we are unable to find alternative funding and raise additional capital for the development of the Bradley Park, Northridge, and Highway 20 properties, we might be compelled to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us. Those losses could have a material adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, resulting in a loss of our asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

We may not be able to obtain the debt and equity we need to carry out our planned development and construction program.

To start construction on our Bradley Park, Northridge, and Highway 20 multifamily land parcels as we intend, we will need a substantial amount of additional debt and equity capital. We currently estimate that we will need approximately $17,325,000 of additional equity and $53,129,000 of debt to complete the construction of our Bradley Park, Northridge, and Highway 20 multifamily apartment communities. We believe that the equity we need to fund the construction of a new multifamily property, in addition to a construction loan, would come from the proceeds of a sale of the North Springs property, the contributions from a joint venture partner, or from raising private equity. We are not able to provide any assurance that we will be able to raise the debt and equity needed to complete the construction of even one new multifamily community. If we are unable to obtain debt and equity on favorable terms, or at all, we will be unable to carry out our planned development and construction program, and our returns to investors will be reduced accordingly.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Renewal of $5,500,000 North Springs land loan with North Springs Financial, LLC on June 6, 2014. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated June 6, 2014.]

31	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Charles S. Roberts and Charles R. Elliott pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2014

ROBERTS REALTY INVESTORS, INC.

By: /s/ Charles R. Elliott
Charles R. Elliott, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)

