Form 10-K/A
period 2013-12-31
ACRE REALTY INVESTORS INC
filed 2015-02-17
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-13183

ACRE Realty Investors Inc.

(fka Roberts Realty Investors, Inc.)

(Exact name of registrant as specified in its charter)

Georgia	58-2122873
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Avenue Capital Group 399 Park Avenue, 6th Floor New York, New York 10022	10022
(Address of principal executive offices)	(Zip Code)

212-850-7534

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NYSE MKT

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 9, 2015
Common Stock, $.01 par value per share	17,815,335 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None	N/A

EXPLANATORY NOTE

Background of the Restatement

ACRE Realty Investors Inc. (formerly known as Roberts Realty Investors, Inc.) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that we originally filed with the SEC on March 6, 2014 (the “Original 10-K”), for the following purposes:

(1)	to restate our consolidated financial statements and related footnote disclosures for the fiscal years ended December 31, 2013 and 2012 to reflect the corrections described below;

(2)	to include a new audit report of Cherry Bekaert LLP, the independent registered public accounting firm that we appointed on April 3, 2014 to replace our prior independent registered public accounting firm, which provided the audit report that was included in the Original 10-K;

(3)	to add certain risk factors associated with our classification as a taxable C corporation; and

(4)	to disclose that our management (prior to the changes in our management described below under Recent Events Not Reflected in This Form 10-K/A) has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective and our internal control over financial reporting was not effective.

This Form 10-K/A also amends certain other items in the Original 10-K, as listed in “Items Amended in this Form 10-K/A” below.

This Form 10-K/A is presented as of the date of the Original 10-K and does not reflect events occurring after that date, or modify or update information contained in the Original 10-K in any way, other than as required to reflect the restatement described below. See “Recent Events Not Reflected in This Form 10-K/A” under this Explanatory Note below for more information regarding certain events that occurred after the date of the Original 10-K and that are not reflected in this Form 10-K/A, other than in this Explanatory Note and in Note 13 – Subsequent Events – in the Notes to Consolidated Financial Statements. Our principal executive officer and principal financial officer as of the date of the filing of this Form 10-K/A were not affiliated with us during the periods presented in this Form 10-K/A and had no involvement with the events that gave rise to the restatement.

Restatement

On November 17, 2014, we filed a Report on Form 12b-25 stating that during the course of our pursuit of strategic alternatives as described in previous SEC filings, an error was discovered in the calculation of the 95% gross income test for purposes of our qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code in the tax year ended December 31, 2009. The error related solely to whether certain transactions created income and the characterization of certain items of income between “good” and “bad” income for the purposes of this specific REIT qualification test. Consequently, we did not qualify as a REIT for the years ended December 31, 2009-2014. Our consolidated financial statements for those periods were prepared based on the assumption that the company was a REIT when it was actually a taxable C corporation. As a result, our board of directors, including our audit committee, concluded on November 17, 2014 that we had failed to qualify to be taxed as a REIT for federal income tax purposes in the tax year ended December 31, 2009 and for the periods since that date, and, accordingly, our previously issued consolidated financial statements included in our SEC filings after December 31, 2008 should no longer be relied upon.

i

This change in our taxable status does not negatively affect our economic position during the periods described above. We had a taxable loss in each of the years during the period described above, and we did not have any tax liability in any of those years despite being a C corporation each year. We made no distributions to shareholders in any of those years and as of December 31, 2013 had approximately $15.94 million of net operating loss carry forwards. As a taxable C corporation, we have now included a tax provision and a corresponding valuation allowance in our restated consolidated financial statements.

As of December 31, 2013 and 2012, the restatements related to the change in taxable status (a) had no effect on total assets, total liabilities, net loss, or total stockholders’ equity, but (b) did result in offsetting adjustments within certain tax assets and the disclosure of an allocation of the tax provision between continuing and discontinued operations, that nets to zero.

As a result of the above-described adjustments, we have restated our consolidated financial statements for 2013 and 2012. We are also presenting in Forms 10-Q/A for the periods ended March 31, 2014 and June 30, 2014 (which we are filing with the SEC concurrently with this Form 10-K/A) restated condensed consolidated financial statements that include the comparative periods in 2013.

Internal Control Consideration

Our management (prior to the changes in our management described below under Recent Events Not Reflected in This Form 10-K/A) has determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2013, as described in Part II, Item 9A of this Form 10-K/A.

Items Amended in This Form 10-K/A

This Form 10-K/A amends the Original 10-K solely to reflect the changes described under “Restatement” and “Internal Control Consideration” above. For the convenience of the reader, this Form 10-K/A includes the entire text of the Original 10-K, as modified and superseded where necessary to reflect the restatement and other changes indicated. Specifically, the following items included in the Original 10-K are amended by this Form 10-K/A:

Note Regarding Forward-Looking Statements

Part I, Item 1, Business;
Part I, Item 1A, Risk Factors;
Part II, Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II, Item 8, Financial Statements and Supplementary Data;
Part II, Item 9A, Controls and Procedures; and
Part IV, Item 15, Exhibits and Financial Statement Schedules.
ii

Recent Events Not Reflected in This Form 10-K/A

The events described below are not reflected in this Form 10-K/A, other than in Note 13 - Subsequent Events - to the financial statements included herein.

On November 19, 2014, the Company and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”). On January 30, 2015, the Company and A-III closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and the Company issued to A-III warrants to purchase up to an additional 26,760,563 shares of the Company’s common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the Company’s four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. The Company used a portion of the proceeds of A-III’s investment to pay off certain of the Company’s outstanding indebtedness.

Immediately after the closing, the Company’s name was changed to ACRE Realty Investors Inc., and the name of the Company’s operating partnership was changed to ACRE Realty LP. On Monday, February 2, 2015, the Company’s common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). The principal office of the Company was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is now the largest shareholder of the Company, owning approximately 47% of the Company’s outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in the Company’s operating partnership into Company common stock and assuming no exercise of the warrants.

Immediately following the closing, the Company’s Board of Directors was expanded from five to seven members, and its composition was changed as a result of the resignations of Weldon R. Humphries, William Jarell Jones, John L. Davis and Charles R. Elliott and the appointments of Edward Gellert, Robert C. Lieber, Bruce D. Frank, Robert G. Koen, Robert L. Loverd and Kyle Permut to fill the vacancies. Charles S. Roberts, who is continuing on the Board, resigned as Chairman, and Edward Gellert was appointed as the new Chairman. Messrs. Gellert and Lieber are affiliated with A-III, and Messrs. Frank, Koen, Loverd and Permut are independent directors.

Effective as of the closing, the Company’s management was changed and the Company is now externally managed by A-III Manager LLC, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between the Company and A-III Manager that was executed at the closing. Immediately after the closing on January 30, 2015, A-III Manager designated, and the A-III Board appointed, the following persons as the new executive officers of the Company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; Mark Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the Company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts will be responsible for overseeing the sale of the four land parcels currently owned by the Company.

iii

References to the Registrant

As described above under “Recent Events Not Reflected in This Form 10-K/A,” on January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc., and we use the new name on the cover page, the report of our independent registered public accounting firm, the signature page, and certain exhibits. Given that this Form 10-K/A amends the Original 10-K, which was filed in March 2014 before the name change occurred, we refer to the registrant elsewhere in this Form 10-K/A (unless the context indicates otherwise) as “Roberts Realty,” “we,” “us,” “the company,” and “our.” Those references also encompass our subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to ACRE Realty LP only.

iv

v

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

General

Roberts Realty Investors, Inc. is a real estate development, investment, and operating company. Our business is to acquire, develop, construct, own, and manage multifamily apartment communities. We currently own the following properties, all of which are located in metropolitan Atlanta, Georgia:

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
4

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

Competition

The land on which we are developing or plan to develop new multifamily communities is located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on our rental rates and our ability to lease the multifamily units at any newly developed or acquired community. We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies, and multifamily REITs, to acquire and develop multifamily communities and to acquire land for future development. As an owner of multifamily communities, we will face competition for prospective residents from other multifamily community owners whose communities may be perceived to offer a better location or better amenities, or whose rent may be perceived as a better value given the quality, location, and amenities that the prospective resident seeks. In addition, we may lose both current and prospective renters who choose to buy a single-family home.

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

For more detailed information please see Note 8 – Segment Reporting, to the audited consolidated financial statements included in this report. For information about our properties, please see Item 2, Properties, below.

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

If we are unable to meet mortgage payments on any mortgaged property, the mortgage holder could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds.

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
14

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

We may not be able to benefit from our net operating loss carryforwards.

In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period, we include the adjustments in the deferred tax assets and liabilities in our consolidated financial statements. These adjustments could materially affect our results of operations, cash flows and financial position.

In prior years, we have suffered losses, for tax and financial statement purposes, that generated significant federal and state net operating loss carryforwards. Although these net operating loss carryforwards may be used against future taxable income in future periods, we will not receive any tax benefits from the tax losses we incurred unless, and only to the extent that, we have taxable income in the 20-year net operating loss carryforward period. Based on the timing of reversals of our existing taxable temporary differences and our history of losses, management does not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets. Therefore, we have maintained a full valuation allowance against our net deferred tax assets in our consolidated financial statements as of December 31, 2013 and 2012.

In addition, our ability to use the net operating loss carryforwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code.

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

Effective internal control is necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation, and our operating results could be adversely affected. Since 2007, we have been required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess annually the effectiveness of our internal control over financial reporting.

During the course of our testing, we may identify, and recently have identified as disclosed in the Explanatory Note following the cover page of this Form 10-K/A, deficiencies that we may not be able to remediate in a timely manner. In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented, or amended from time to time, we may be unable to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. As explained in Part II, Item 9A, Controls and Procedures, we have in fact determined that our internal control over financial reporting was not effective as of December 31, 2013. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

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

Risks for Investors in Our Stock

We do not pay regular quarterly dividends, and we do not anticipate making distributions to investors for the indefinite future.

We have not paid a quarterly dividend since the third quarter of 2001, and we presently have no plans to resume paying regular quarterly dividends. Since 2001, we have paid cash distributions only from the net cash proceeds of property sales.

The market price of our stock is subject to fluctuation as a result of our operating results and changes in the stock market in general.

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

We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to pay a distribution or to resume paying regular quarterly dividends. Since 2001, we have paid cash distributions only from the net cash proceeds of property sales.

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

Overview

We are a real estate development, investment, and operating company. Our business is to acquire, develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through its wholly owned subsidiary, owns all of our properties. At December 31, 2013, we owned an 80.06% interest in the operating partnership and were its sole general partner. We expect to continue to conduct our business in this organizational structure. As of the filing date of this report, we own the following properties, all of which are located in metropolitan Atlanta, Georgia:

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

	Years Ended December 31,		Increase
	2013	2012	(Decrease)

TOTAL OPERATING REVENUES	$28,672	$12,810	$15,862

OPERATING EXPENSES:
Property operating expenses	354,292	190,643	163,649
General and administrative expenses	1,801,887	1,453,663	348,224
Impairment loss on real estate assets	—	3,459,283	(3,459,283)
Depreciation and amortization expense	621	128	493

Total operating expenses	2,156,800	5,103,717	(2,946,917)

OTHER INCOME (EXPENSE)	314,406	(638,497)	952,903

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	$(1,813,722)	$(5,729,404)	$(3,915,682)

Loss from continuing operations, before tax decreased $3,915,682 in 2013 when compared to 2012. We did not have any non-cash impairment losses in 2013 compared to a non-cash impairment loss of $3,459,283 in 2012. This $3,459,283 decrease in non-cash impairment loss coupled with the $856,752 increase in the gain on the sale of the Peachtree Parkway property were the primary reasons for the decrease in loss from continuing operations, before tax for 2013. We explain below the major variances between 2013 and 2012.

Total operating revenues increased by $15,862 in 2013 compared to 2012, primarily as a result of the forfeited earnest money deposit received from the expiration of the sales contract on the Northridge property.

Property operating expenses consisting of utilities, repairs and maintenance, real estate taxes, marketing, insurance, and other expenses – increased by $163,649 from $190,643 in 2012 to $354,292 in 2013, primarily as a result of expenses related to the work on the Bradley Park property.

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

Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. We have three loans with a total principal balance of $11,090,000 that are scheduled to mature within the next 12 months, as listed in the following table in their order of maturity:

Property Securing Loan	Maturity Date	(As of March 3, 2014) Principal Payments Due Within 12 Months

North Springs	7/17/14	$5,500,000
Bradley Park	8/10/14	3,000,000
Highway 20	10/08/14	2,590,000

Total		$11,090,000

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
28

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

Net cash used in financing activities was $6,632,976 compared to net cash provided by financing activities of $312,218 for 2012. This change was primarily due to:

•	proceeds of $5,500,000 from the North Springs land loan;

offset by increases of:

•	$5,825,400 in principal repayments on liabilities related to real estate assets held for sale;
•	$2,265,000 in principal repayments on land notes payable, primarily resulting from the payoff of the Northridge land loan and the pay down on the Highway 20 land loan during the renewal and extension of this loan;
•	$2,253,171 in principal repayments on liabilities related to discontinued operations, primarily resulting from the payoff of the Northridge Office Building loan at the closing of the sale;
•	$101,623 in the payment of loan costs, primarily for the North Springs land loan; and

offset by a decrease of:

•	$2,000,000 of proceeds from land notes payable in 2012.

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

ROBERTS REALTY INVESTORS, INC.
DEBT SUMMARY SCHEDULE
(Listed in order of maturity by type of loan)
As of December 31, 2013

		Interest	Maturity	Balance at	Monthly	Dec. 31, 2013
	Interest Terms	Rate (1)	Date	Maturity	Payment (1)	Balance

Land Loans

Bradley Park(2)	LIBOR plus 350 b. p.	3.66%	08/10/14	$3,000,000	$9,466	$3,000,000
Highway 20 (3)	Prime plus 175 b. p.	5.00%	10/08/14	2,555,000	16,194	2,600,000

Subtotal				$5,555,000	$25,660	$5,600,000

North Springs (4)	Fixed-rate	13.00%	07/17/14	5,500,000	59,583	5,500,000

Grand Totals				$11,055,000	$85,243	$11,100,000

(1)	The interest rates and monthly payments are as of December 31, 2013.
(2)	On April 1, 2014, this loan will have an interest rate floor of 4.75%.
(3)	This loan has an interest rate floor of 5.0% and an interest reserve account.
(4)	This loan has an interest reserve account and can be extended to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension.
30

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

Income Taxes. In preparing our consolidated financial statements, management’s judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our current tax due and assess temporary differences resulting from differing treatment of asset and liability amounts for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We recorded a full valuation allowance against our net deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period, we will include the adjustments in the deferred tax assets and liabilities in our consolidated financial statements.

As of December 31, 2013, we had net operating loss carry forwards of approximately $15.94 million. These net operating losses are available to offset future taxable income through 2033.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets depends upon our generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Based on the timing of reversal of future taxable amounts and our history of losses, we do not believe that we have met the requirements to realize the benefits of our net deferred tax assets; therefore, we have maintained a full valuation allowance of approximately $7.7 million at December 31, 2013.

Recent Accounting Pronouncements

Please refer to Note 3 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, to the notes to the audited consolidated financial statements included in this report for a discussion of other recent accounting standards and pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.

Report of Independent Registered Public Accounting Firm	F-1

Restated Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013 and 2012:

Restated Consolidated Balance Sheets	F-2

Restated Consolidated Statements of Operations	F-3

Restated Consolidated Statements of Shareholders’ Equity	F-4

Restated Consolidated Statements of Cash Flows	F-5

Notes to Restated Consolidated Financial Statements	F-7
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2013, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because they have determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes (which was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2013), was also sufficient to cause them to conclude that our disclosure controls and procedures were not effective at that date. In reaching that conclusion, our Chief Executive Officer and Chief Financial Officer took into account in particular that we are restating our consolidated financial statements and related footnote disclosures for the fiscal years ended December 31, 2013 and 2012. See the Explanatory Note following the cover page of this Form 10-K/A and the following section of this Item 9A.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, for the reasons explained in the Explanatory Note following the cover page of this Form 10-K/A, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

As explained in the Explanatory Note, our management has determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes was a deficiency in our internal control over financial reporting that constitutes a material weakness at December 31, 2013. To correct the effect of this material weakness, we are filing this Form 10-K/A for the purposes explained in the Explanatory Note.

We believe that our additional financial reporting and accounting personnel and our increased financial and other resources resulting from our change in control transaction with A-III Investment Partners LLC in January 2015 will address this material weakness and avoid similar weaknesses in the future.

This annual report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Under applicable SEC rules, our management’s report is not subject to attestation by our independent registered public accounting firm.

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

Summary Compensation Table for 2013 and 2012

Name and Principal Position	Year	Salary ($)		Bonus ($)		Total ($)
Charles S. Roberts,	2013	225,000	(1)	$150,000	(2)	375,000
Chief Executive Officer, President, and Chairman of the Board	2012	225,000	(1)	$125,000	(3)	350,000

Charles R. Elliott,	2013	18,000	(4)	—		18,000
Chief Financial Officer, Secretary, and Treasurer	2012	18,000	(4)	—		18,000

(1)	We do not compensate Mr. Roberts for his service as a director. Mr. Roberts has not received an increase in his annual salary since January 2007, and we have never provided him with any employee benefits such as medical and life insurance, retirement plan contributions or deferred compensation. Mr. Roberts also does not receive any auto allowance or reimbursement for mileage.

(2)	In approving Mr. Roberts’ bonus for 2013, the compensation committee took into account Mr. Roberts’ efforts in leading: (a) the sale of 20.6 acres of the Peachtree Parkway property to Lennar Multifamily Investors, LLC, resulting in $7,090,000 of sales proceeds (without the involvement of a broker and thus without the payment of a brokerage commission), the repayment of $7,000,200 in debt and the decrease in our annual operating expenses of $475,000; (b) the sale of an additional 1.5 acres of the Peachtree Parkway property to another unrelated purchaser, resulting in $450,000 of sales proceeds (without the payment of a brokerage commission); (c) the sale of the Northridge Office Building, resulting in $5,280,000 of sales proceeds, the repayment of $2,422,533 in debt and the decrease in our annual operating expenses of $210,000; (d) the acquisition and closing of a new $5,500,000 loan secured by the North Springs property, resulting in $2,553,660 of net proceeds for working capital purposes and the repayment of the $2,000,000 Northridge land loan, leaving the Northridge land, which has a book value of $4,373,789, unencumbered; (e) the renewal and extension of $13.0 million of maturing debt; and (f) the completion of the Company’s exit from the retail and office business through the disposition of the Bassett and Spectrum retail centers in satisfaction of $7,098,411 of debt and the decrease in our annual operating expenses of $165,000. We paid this bonus in 2014 for 2013.

(3)	In approving Mr. Roberts’ bonus for 2012, the compensation committee took into account Mr. Roberts’ efforts in leading (a) the sale of 2.937 acres of the Peachtree Parkway property resulting in $1,200,000 of sales proceeds (without the involvement of a broker and thus without the payment of a brokerage commission), the reimbursement of $515,530 in costs previously incurred to allow the Peachtree Parkway property to be rezoned for a commercial use and the repayment of $1,174,800 in debt; (b) the acquisition and closing of a new $2,000,000 loan secured by the Northridge property; (c) the renewal and extension of $12.9 million of maturing debt; (d) the pursuit of and litigation with a tenant on a defaulted lease obligation resulting in a $135,000 settlement being paid by the defaulting tenant; and (e) the closing of four new leases and the renewal and extension of five leases representing 27,684 square feet at our Bassett and Spectrum retail centers, all but one of which was accomplished without the payment of a brokerage commission. We paid this bonus in 2013 for 2012.

(4)	We have agreed to pay Mr. Elliott $70 per hour for his service as our Chief Financial Officer, Secretary, and Treasurer. Mr. Elliott receives no employee benefits, such as medical and life insurance, retirement plan contributions, or deferred compensation, and we pay him only for the actual number of hours he works. In addition, Mr. Elliott received our standard director fees of $18,000 during each of 2013 and 2012, which amounts are included in the salary amounts shown in the table.
41

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Number of Shares Underlying Units Beneficially Owned		Total	Percent of Class(1)

Charles S. Roberts	2,752,824	(2)	1,533,895	(3)	4,286,719	37.0%

John L. Davis	27,852	(4)	—		27,852	*

Charles R. Elliott	46,200	(5)	—		46,200	*

Weldon R. Humphries	62,029	(6)	—		62,029	*

Wm. Jarell Jones	48,968		—		48,968	*

All directors and executive officers as a group: (5 persons) (3)	2,937,873		1,533,895		4,471,768	38.6%

* Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 11,579,727, which is the sum of(a) 10,045,832, the number of shares deemed outstanding, for the purposes of this calculation as of March 3, 2014, plus (b) 1,533,895, the number of shares underlying units beneficially owned as of March 3, 2014.
(2)	Includes 258,705 shares owned by Mr. Roberts’ spouse; Mr. Roberts disclaims beneficial ownership of those shares.
(3)	Reflects Mr. Roberts’ beneficial ownership of 931,329 units, each of which is exchangeable for 1.647 shares of our common stock.
(4)	Includes 24,588 shares owned indirectly through the 401(k) plan of Bravo Realty Consulting, Inc.
(5)	Owned jointly with Mr. Elliott’s spouse.
(6)	Owned indirectly through The Humphries Living Trust.
44

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

Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 4 and 11 to our audited consolidated financial statements included in this report provide further detail regarding some of the transactions described in this section.

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

Sublease of Office Space. On October 30, 2013, we sold our Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off our $2,422,533 Northridge Office Building loan. This sale also reduced our operating expenses by approximately $210,000 per year. The Fulton County Board of Education intends to occupy 100% of the building and as a condition of closing, required that we vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, we were required to seek new office space in another building. On February 19, 2014, we entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease has a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, our Chairman of the Board, Chief Executive Officer, and President. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, we negotiated a 90-day right to terminate our sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. We have the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The minimum total lease payments to Roberts Capital Partners, LLC will be $61,324 and the maximum total lease payments, assuming the full three-year term and the exercise of the Year 4 option, would be $128,099. We believe the favorable terms of our sublease provide us with significant flexibility in successfully implementing our business plan.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of ACRE Realty Investors Inc.

(formerly known as Roberts Realty Investors, Inc.):

We have audited the accompanying restated consolidated balance sheets of ACRE Realty Investors Inc. and its subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related restated consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these restated consolidated financial statements. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the restated consolidated financial position of the Company as of December 31, 2013 and 2012, and the restated consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the restated consolidated financial statements, on November 19, 2014, the Company entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”). On January 30, 2015, the Company and A-III closed the transaction resulting in A-III purchasing 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 included in the Management’s Report on Internal Control over Financial Reporting, referred to in Part II, Item 9A of the Company’s Annual Report on Form 10-K/A, and, accordingly, we do not express an opinion thereon.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
February 17, 2015

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	December 31,	December 31,
	2013	2012
ASSETS

REAL ESTATE ASSETS:
Construction in progress and real estate under development	$12,450,385	$12,381,789
Real estate assets held for sale	11,500,000	17,725,167

Net real estate assets	23,950,385	30,106,956

CASH AND CASH EQUIVALENTS	3,522,867	401,018

RESTRICTED CASH	574,204	237,735

DEFERRED FINANCING COSTS – Net of accumulated amortization of $95,013 and $122,583 at December 31, 2013 and 2012, respectively	122,087	41,116

DUE FROM AFFILIATES	—	403,182

OTHER ASSETS – Net of accumulated depreciation of $111,909 and $116,969 at December 31, 2013 and 2012, respectively	43,075	86,252

ASSETS RELATED TO DISCONTINUED OPERATIONS	122,340	11,163,769

	$28,334,958	$42,440,028

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Land notes payable	$5,600,000	$7,910,000
Accounts payable and accrued expenses	431,344	398,841
Due to affiliates	47,441	37,542
Prepaid rents	—	1,056
Liabilities related to real estate assets held for sale	5,561,579	7,025,479
Liabilities related to discontinued operations	560	9,779,521

Total liabilities	11,640,924	25,152,439

COMMITMENTS AND CONTINGENCIES (Note 12)

NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	3,328,791	2,674,390

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,702,934 and 10,641,928 shares issued and 10,045,832 and 10,569,211 shares outstanding at December 31, 2013 and 2012, respectively	107,029	106,419
Additional paid-in capital	31,097,171	31,813,622
Treasury shares, at cost (72,717 shares at December 31, 2013 and 2012, respectively)	(71,332)	(71,332)
Accumulated deficit	(17,767,625)	(17,235,510)

Total shareholders’ equity	13,365,243	14,613,199

	$28,334,958	$42,440,028

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated
	Years Ended December 31,
	2013	2012
OPERATING REVENUES:
Rental operations	$3,587	$12,675
Other operating income	25,085	135

Total operating revenues	28,672	12,810

OPERATING EXPENSES:
Utilities	418	544
Repairs and maintenance	235,848	56,847
Real estate taxes	109,028	126,493
Marketing, insurance and other	8,998	6,759
General and administrative expenses	1,801,887	1,453,663
Impairment loss on real estate assets	—	3,459,283
Depreciation and amortization expense	621	128

Total operating expenses	2,156,800	5,103,717

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	1,253,933	397,181
Gain on disposal of assets	6,500	—
Interest income	1,071	3,590
Interest expense	(762,748)	(892,259)
Amortization of deferred financing costs	(184,350)	(147,009)

Total other income (expense)	314,406	(638,497)

LOSS FROM CONTINUING OPERATIONS, BEFORE TAX	(1,813,722)	(5,729,404)

INCOME TAX BENEFIT	444,708	—

LOSS FROM CONTINUING OPERATIONS, AFTER TAX	(1,369,014)	(5,729,404)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX OF $444,708 AND $0, IN 2013 AND 2012, RESPECTIVELY	726,829	(2,595,726)

NET LOSS	(642,185)	(8,325,130)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(110,070)	(1,396,957)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(532,115)	$(6,928,173)

LOSS PER COMMON SHARE – BASIC AND DILUTED (Note 6):

Loss from continuing operations – basic and diluted	$(0.11)	$(0.45)
Income (loss) from discontinued operations – basic and diluted	0.06	(0.21)
Net loss – basic and diluted	$(0.05)	$(0.66)

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012 (RESTATED)

	Common Shares
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders’ Equity

BALANCE AS OF DECEMBER 31, 2011	10,374,518	$103,745	$31,397,390	$(71,332)	$(10,307,337)	$21,122,466

Net loss					(6,928,173)	(6,928,173)

Restricted shares issued	50,000	500	(500)			—

Share-based compensation expense			83,995			83,995
Redemption of operating partnership units for common shares	217,410	2,174	286,981			289,155
Adjustment for noncontrolling interest in the operating partnership			45,756			45,756

BALANCE AS OF DECEMBER 31, 2012	10,641,928	$106,419	$31,813,622	$(71,332)	$(17,235,510)	$14,613,199
Net loss					(532,115)	(532,115)

Restricted shares issued	31,250	312	(312)			—
Share-based compensation expense			48,630			48,630
Contribution of common shares for operating partnership units			(607,760)			(607,760)
Redemption of operating partnership units for common shares	29,756	298	37,598			37,896
Adjustment for noncontrolling interest in the operating partnership			(194,607)			(194,607)

BALANCE AS OF DECEMBER 31, 2013	10,702,934	$107,029	$31,097,171	$(71,332)	$(17,767,625)	$13,365,243

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
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

ROBERTS REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Restated
	Years Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$938,555	$1,450,434

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Redemption of operating partnership units for common shares	$37,896	$289,155

Contribution of common shares for operating partnership units	$(607,760)	$—

Adjustments to noncontrolling interest in the operating partnership	$(194,607)	$45,756

NON-CASH DISPOSITION OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Disposition of real estate assets related to discontinued operations	$7,026,774	$—

Decrease in assets related to discontinued operations	$76,906	$—

Extinguishment of liabilities related to discontinued operations	$(7,564,640)	$—

See notes to the consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

1.	BUSINESS AND ORGANIZATION

ACRE Realty Investors Inc. (known as Roberts Realty Investors, Inc. until its name was changed on January 30, 2015), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. Given that these financial statements have been restated for periods during which the company was named Roberts Realty Investors, Inc., we have continued to refer to the company as “Roberts Realty” in these Notes unless the context requires otherwise.

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

At December 31, 2013, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and

•	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract which is under contract to be sold (see Note 4 – Real Estate Assets Held for Sale and Discontinued Operations, and Note 13 – Subsequent Events).

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

Management’s primary objectives for 2014 are to sell the North Springs transit-oriented property or use it in a joint venture and to sell the 1.3-acre Johns Creek commercial site (which is under contract to be sold for $700,000, see Note 13 – Subsequent Events) to provide a portion of the equity needed to develop the Bradley Park, Northridge, and Highway 20 properties while continuing to reduce its debt and decrease its negative operating cash flow.

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

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the course of Roberts Realty’s pursuit of strategic alternatives, an error was discovered in the calculation of the 95% gross income test for purposes of its qualification as a real estate investment trust, or REIT, under the Internal Revenue Code in the tax year ended December 31, 2009. Consequently, Roberts Realty did not qualify as a REIT for the years ended December 31, 2009-2013. Roberts Realty’s consolidated financial statements for those periods were prepared based on the assumption that the company was a REIT when it was actually a taxable C corporation.

As a result, Roberts Realty has restated the consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statement of cash flows as of and for the years ended December 31, 2013 and 2012 to reflect the change in the taxable status of the company to a taxable C corporation and to include income tax provisions, a corresponding valuation allowance for the net deferred income tax assets, and explanatory note disclosures for income taxes. Roberts Realty had a taxable loss in each of the years described above and did not have any income tax liability in any of those years, so there was no tax liability resulting from the change in income tax status.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, Roberts Realty records noncontrolling interest in the operating partnership on its consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in Roberts Realty’s consolidated statements of shareholders’ equity. The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the twelve months ended December 31, 2013 and 2012 (see Note 6 – Shareholders’ Equity – Earnings per Share):

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

Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. Under FASB ASC Topic 820-10, Fair Value Measurements and Disclosures – Overall, Roberts Realty measures its non-financial assets and liabilities at fair value on a nonrecurring basis. Roberts Realty reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the book value may not be recoverable. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined by an evaluation of appraisals, discounted cash flow analyses, and other applicable valuation techniques. The analysis conducted by Roberts Realty in determining impairment losses is described in Note 9 – Impairment Loss on Real Estate Assets.

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

Expenditures directly related to the acquisition, development, construction, and improvement of real estate assets are capitalized, at cost, as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, insurance, and other direct costs are capitalized. Interest expense is capitalized on qualifying assets during the construction period using a weighted average interest rate for all applicable indebtedness. There was no interest expense capitalized in 2013 and 2012. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the respective lease. Ordinary repairs and maintenance costs are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of in-place leases and any tenant improvement costs is included in income (loss) from discontinued operations on the consolidated statements of operations. Depreciation and amortization expense for the assets related to discontinued operations was $131,995 in 2013 and $502,955 in 2012 (see Note 4 – Real Estate Assets Held for Sale and Discontinued Operations – Depreciation and Amortization Expense).

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

Commercial leases generally have terms of three to five years, with options to renew for an additional three to five years. Rental income from commercial leases is recognized on a straight-line basis. Roberts Realty also recognizes revenue for reimbursements from commercial tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses; such as, electricity, water, sewer, and trash removal (See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations).

Income Taxes. Roberts Realty follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Roberts Realty recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of Roberts Realty’s deferred tax assets depends upon Roberts Realty generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. Roberts Realty records a valuation allowance based on the timing of reversal of existing taxable temporary differences and its history of losses and future expectations of reporting taxable losses, if management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets.

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

4.	REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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

On February 7, 2013, Roberts Realty sold its 20.6-acre Peachtree Parkway land for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property). See Note 11 – Related Party Transactions. Roberts Realty used $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan. Roberts Realty recorded a $1,214,192 gain on this sale.

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

Discontinued Operations

Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
REAL ESTATE ASSETS:
Land	$—	$5,272,376
Buildings and improvements	—	8,253,639
Furniture, fixtures and equipment	—	568,724
	—	14,094,739
Less: accumulated depreciation	—	(3,779,568)
Operating real estate assets	—	10,315,171

RESTRICTED CASH	—	527,042
DEFERRED FINANCING AND LEASING COSTS – Net of accumulated amortization of $0 and $164,636 at December 31, 2013 and 2012, respectively	—	52,214
LEASE INTANGIBLES – Net of accumulated amortization of $0 and $441,952 at December 31, 2013 and 2012, respectively	—	11,221

OTHER ASSETS – Net	122,340	258,121

Total assets related to discontinued operations	$122,340	$11,163,769

LIABILITIES
LIABILITIES:
Mortgage notes payable	$—	$9,655,865
Accounts payable and accrued expenses	560	72,823
Security deposits and prepaid rents	—	50,833

Total liabilities related to discontinued operations	$560	$9,779,521
F-14

Discontinued Operations

Statements of Operations

	December 31,	December 31,
	2013	2012

OPERATING REVENUES:
Rental operations	$739,991	$1,045,026
Other operating income	126,089	429,118

Total operating revenues	866,080	1,474,144

OPERATING EXPENSES:
Utilities	103,791	129,959
Repairs and maintenance	80,724	100,478
Real estate taxes	103,150	146,447
Marketing, insurance and other	60,616	49,725
General and administrative expenses	38,363	71,979
Impairment loss on real estate assets	—	2,463,924
Depreciation and amortization expense	115,059	470,621

Total operating expenses	501,703	3,433,133

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	1,764,676	—
Loss on extinguishment of debt	(362,264)	—
Interest income	74	103
Interest expense	(578,390)	(604,506)
Amortization of deferred financing and leasing costs	(16,936)	(32,334)

Total other income (expense)	807,160	(636,737)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, BEFORE TAX	1,171,537	(2,595,726)

INCOME TAX EXPENSE	(444,708)	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, AFTER TAX	$726,829	$(2,595,726)

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

5.	NOTES PAYABLE

Land Loans. The operating partnership or its wholly owned subsidiary is the borrower and Roberts Realty is the guarantor for the loans secured by Roberts Realty’s land parcels. The outstanding principal balances of these loans at December 31, 2013 and 2012 were as follows (in order of maturity date):

		Interest
Land Parcel		Rate as of	Principal Outstanding
Securing Loan	Maturity	12/31/13	12/31/13	12/31/12

Bradley Park	8/10/14	3.66%	$3,000,000	$3,000,000
Highway 20	10/08/14	5.0%	2,600,000	2,910,000
Northridge (1)	N/A	N/A	—	2,000,000

Total Land Loans			5,600,000	7,910,000
Peachtree Parkway (2)(3)	N/A	N/A	—	7,000,200
North Springs (3)	7/17/14	13.0%	5,500,000	—

Total Land Loans for Real Estate Assets Held for Sale			5,500,000	7,000,200

Totals			$11,100,000	$14,910,200

(1)	The Northridge loan has been paid in full.
(2)	The Peachtree Parkway property has been sold and the loan has been paid in full. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.
(3)	The Peachtree Parkway and North Springs land loans are classified as liabilities related to real estate assets held for sale in the consolidated balance sheets. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.

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

Mortgage Notes. The mortgage notes payable secured by Roberts Realty’s operating properties at December 31, 2013 and 2012 were as follows:

		Interest
		Rate as of	Principal Outstanding
Property Securing Mortgage	Maturity	12/31/13	12/31/13	12/31/12

Northridge Office Building(1)	N/A	N/A	$—	$2,538,334
Spectrum at the Mall of Georgia(2)	N/A	N/A	—	4,691,528
Bassett Retail Center(3)	N/A	N/A	—	2,426,003

Totals			$—	$9,655,865

(1)	The Northridge Office Building has been sold and the loan has been paid in full. The mortgage note is classified as liabilities related to discontinued operations in the consolidated balance sheets. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.
(2)	The Spectrum Retail Center has been transferred to the lender in satisfaction of the debt, and its mortgage note is classified as liabilities related to discontinued operations in the consolidated balance sheets. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.
(3)	The Bassett Retail Center has been transferred to the lender in satisfaction of the debt, and its mortgage note is classified as liabilities related to discontinued operations in the consolidated balance sheets. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.

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

6.	SHAREHOLDERS’ EQUITY

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 3, 18,066 operating partnership units were redeemed for 29,756 shares during 2013, and 132,000 operating partnership units were redeemed for 217,410 shares during 2012. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of Roberts Realty’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 3, a total of 584,385 shares were contributed to the operating partnership and 354,817 units were issued in exchange for the shares contributed. No shares were contributed to the operating partnership during 2012. The contribution was reflected in the accompanying consolidated financial statements based on the closing price of Roberts Realty’s stock on the date of contribution.

Restricted Stock. Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc. (“Roberts Construction,” and together with Roberts Properties, the “Roberts Companies”). Mr. Charles S. Roberts, the former President and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. Under the Plan as amended, Roberts Realty may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.

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

	December 31,
	2013	2012

Loss from continuing operations available for common shareholders – basic	$(1,134,366)	$(4,768,010)

Loss from continuing operations attributable to noncontrolling interest	(234,648)	(961,394)

Loss from continuing operations – diluted	(1,369,014)	(5,729,404)

Income (loss) from discontinued operations available for common shareholders – basic	602,251	(2,160,163)

Income (loss) from discontinued operations attributable to noncontrolling interest	124,578	(435,563)

Income (loss) from discontinued operations – diluted	726,829	(2,595,726)

Net loss – diluted	$(642,185)	$(8,325,130)

Weighted average number of shares – basic	10,402,546	10,465,506

Dilutive securities – weighted average number of units	2,151,353	2,110,019

Weighted average number of shares – diluted	12,553,899	12,575,525

7.	INCOME TAXES

At December 31, 2013, Roberts Realty had a federal net operating loss carryforward of approximately $15.94 million, which begins to expire during the fiscal year ending in 2029 and will fully expire by the end of the fiscal year ending 2033. Deferred taxes at December 31, 2013 consisted of the following:

	2013	2012

Net operating loss carry-forwards	$6,050,720	$4,205,733
Impairment of land and buildings	6,135,660	10,070,161
Other	15,100	286,970
Total deferred tax assets	12,201,480	14,562,864
Valuation Allowance	(7,745,565)	(7,566,929)
Net deferred tax assets	4,455,915	6,995,935

Capitalized interest	(523,765)	(809,568)
Deferred gains	(3,831,343)	(6,078,292)
Other	(100,807)	(108,075)
Total deferred tax liabilities	(4,455,915)	(6,995,935)
Balance	$—	$—
F-20

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets depends upon the generation of future taxable income. Management has considered the history of Roberts Realty’s operating losses and believes that the realization of the benefit of the deferred tax assets is not more likely than not. In addition, under Internal Revenue Code Section 382, Roberts Realty’s ability to use these net operating loss carryforwards may be limited or eliminated in the event of future changes in ownership.

Roberts Realty has no federal or state current or deferred tax expense or benefit. Roberts Realty’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates for the two years ended December 31, 2013 is as follows:

	2013	2012

Federal Rate	(34.00%)	(34.00%)
State tax rate, net of federal benefit	(3.50)	(4.05)
Permanent differences	3.93	(.80)
Change in valuation allowance	9.05	38.85

Effective tax rate, continuing operations	(24.52%)	0.00%

Effective tax rate, discontinued operations	37.96%	0.00%

The consolidated effective tax rate for continuing operations and discontinued operations was zero in both 2013 and 2012.

The primary permanent difference in 2013 represents the change in equity ownership percentages of Roberts Properties Residential, LP.

Roberts Realty applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement expense to be recognized for positions taken for tax return purposes when it is not more likely than not that the income tax position will be sustained. Roberts Realty believes it has no uncertain tax positions at restatement. The tax return years 2009 through 2013 remain open to examination by the taxing jurisdictions to which Roberts Realty is subject.

8.	SEGMENT REPORTING

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities; and owns land. Although Roberts Realty previously owned and managed two retail centers and an office building, it completed its exit from the office and retail business in 2013. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2013 or 2012. Roberts Realty had three reportable operating segments during 2013 and 2012:

1.	the retail/office segment, which consisted of two operating retail centers and an office building (See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations);
2.	the land segment, which consists of various tracts of land; and
3.	the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.
F-21

The following tables summarize the operating results of Roberts Realty’s reportable segments for 2013 and 2012. The retail/office segment was composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations for more detailed information. The land segment is composed of (a) three tracts of land totaling 71 acres that are in various phases of development and construction, and (b) two tracts of land held for sale totaling 11 acres. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Twelve Months Ended December 31, 2013
	Retail/Office	Land	Corporate	Total

Operating revenues – continuing	$—	$3,587	$—	$3,587
Other operating income	—	25,000	85	25,085

Total operating revenues from consolidated entities	—	28,587	85	28,672

Operating expenses – continuing		445,173	1,711,006	2,156,179
Depreciation and amortization expense	—	—	621	621

Total operating expenses from consolidated entities	—	445,173	1,711,627	2,156,800

Other income	—	306,835	7,571	314,406

Consolidated loss from continuing operations, before tax	—	(109,751)	(1,703,971)	(1,813,722)

Income tax benefit	—	—	444,708	444,708

Consolidated loss from continuing operations, after tax	—	(109,751)	(1,259,263)	(1,369,014)

Consolidated income from discontinued operations (Note 4)	726,829	—	—	726,829

Consolidated net income (loss)	726,829	(109,751)	(1,259,263)	(642,185)

Consolidated net income (loss) attributable to noncontrolling interest	124,578	(18,811)	(215,837)	(110,070)

Consolidated net income (loss) available for common shareholders	$602,251	$(90,940)	$(1,043,426)	$(532,115)

Total assets at December 31, 2013	$122,340	$24,074,228	$4,138,390	$28,334,958

Twelve Months Ended December 31, 2012
	Retail/Office	Land	Corporate	Total

Operating revenues – continuing	$—	$12,675	$—	$12,675
Other operating income	—	—	135	135

Total operating revenues from consolidated entities	—	12,675	135	12,810

Operating expenses – continuing		3,667,654	1,435,935	5,103,589
Depreciation and amortization expense	—	—	128	128

Total operating expenses from consolidated entities	—	3,667,654	1,436,063	5,103,717

Other (expense) income	—	(642,087)	3,590	(638,497)

Consolidated loss from continuing operations	—	(4,297,066)	(1,432,338)	(5,729,404)

Consolidated loss from discontinued operations (Note 4)	(2,595,726)	—	—	(2,595,726)

Consolidated net loss	(2,595,726)	(4,297,066)	(1,432,338)	(8,325,130)

Consolidated net loss attributable to noncontrolling interest	(435,563)	(721,048)	(240,346)	(1,396,957)

Consolidated net loss available for common shareholders	$(2,160,163)	$(3,576,018)	$(1,191,992)	$(6,928,173)

Total assets at December 31, 2012	$11,163,769	$30,592,075	$684,184	$42,440,028
F-22

9.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS

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

	Year Ended December 31, 2012
Description	Total	Level 1	Level 2	Level 3

Real estate under development	$8,008,000	—	—	$8,008,000
Real estate assets held for sale	11,500,000	—	—	11,500,000
Assets related to discontinued operations	10,315,171	—	—	10,315,171

Total assets	$29,823,171	$—	$—	$29,823,171

11.	RELATED PARTY TRANSACTIONS

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
F-25

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

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases at the retail centers and office building. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. For the twelve months ended December 31, 2012, Roberts Realty paid Roberts Construction $149,806 for labor and materials costs plus $14,981 (5% for overhead and 5% for profit). Additionally, Roberts Construction received cost reimbursements of $42,914 in 2012 and $279,326 in 2013.

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

12.	COMMITMENTS AND CONTINGENCIES

Roberts Realty has entered into various contracts for the development and construction of its projects. The contracts with Roberts Properties and Roberts Construction are described in Note 11 – Related Party Transactions. The construction contracts require Roberts Realty to pay Roberts Construction the labor and materials costs of the project plus 5% overhead and 5% profit.

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

13.	SUBSEQUENT EVENTS

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

Sublease of Office Space. On October 30, 2013, Roberts Realty sold its Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off its $2,422,533 Northridge Office Building loan. This sale also reduced Roberts Realty’s negative operating cash flow by approximately $210,000 per year. The Fulton County Board of Education intends to occupy 100% of the building and as a condition of closing, required that Roberts Realty vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, Roberts Realty was required to seek new office space in another building. On February 19, 2014, Roberts Realty entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease has a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, Roberts Realty’s Chairman of the Board, Chief Executive Officer, and President. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease, however, Roberts Realty negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. Roberts Realty has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The minimum total lease payments to Roberts Capital Partners, LLC will be $61,324 and the maximum total lease payments, assuming the full three-year term and the exercise of the Year 4 option, would be $128,099. Roberts Realty believes the favorable terms of its sublease provides it with significant flexibility in successfully implementing its business plan.

Bradley Park Loan Extension. On April 3, 2014, effective as of April 1, 2014, Roberts Realty renewed its $3,000,000 Bradley Park land loan, which extended the maturity date to April 1, 2015. The renewed loan requires monthly interest only payments at an interest rate equal to 3.50% over the 30-day LIBOR rate, with an interest rate floor of 4.75%.

North Springs Loan Extension. On June 6, 2014, Roberts Realty renewed its $5,500,000 North Springs land loan with North Springs Financial, LLC, as permitted under the terms of the July 18, 2013 loan documents. The renewal extended the maturity date to October 17, 2014. The renewed loan continued to require monthly interest only payments at an interest rate of 13% per annum. Upon renewal, Roberts Realty paid a 1% extension fee and increased the interest reserve by $178,750 to pay the monthly interest only payments during the extension term.

Johns Creek Property Sale. On July 17, 2014, Roberts Realty sold the Johns Creek commercial site (which had a book value of $500,000) for $700,000 and its expects to recognize a gain on the sale of the property of approximately $195,099 in 2014. Net sale proceeds of $690,364, were used by Roberts Realty to pay down the Highway 20 land loan, reducing the outstanding loan balance to $1,874,636.

North Springs Loan Extension. On August 18, 2014, Roberts Realty once again extended the $5.5 million North Springs land loan in accordance with the terms of the July 18, 2013 loan documents. This renewal extended the maturity date of the loan to January 17, 2015 and continued to require monthly interest only payments at an interest rate of 13% per annum. Roberts Realty paid a 1% extension fee and increased the interest reserve by $178,750 to fund the monthly interest only payments. Roberts Realty is required to pay a 1% repayment fee upon the sale of the property or the repayment of the loan.

Highway 20 Land Loan Extension. On September 30, 2014, Roberts Realty renewed the $1,864,636 Highway 20 land loan and extended the maturity date to February 15, 2015. In connection with the extension, Roberts Realty made a $64,636 principal payment, reducing the outstanding principal balance to $1.8 million. Roberts Realty also deposited $22,100 to an interest reserve account to pay monthly interest only payments at the prime rate plus 1.75%, with an interest rate floor of 5% per annum and also paid a 2% extension fee. This loan requires fixed principal payments of $10,000 per month over the extension term.

Bradley Park Land Loan Extension. On December 22, 2014, Roberts Realty extended and renewed its $2,988,625 Bradley Park land loan, which extended the maturity date of the loan to July 3, 2015. The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%. At the closing of the A-III transaction described below, $759,446 of the investment proceeds were used to make a partial principal payment on the Bradley Park land loan.

NYSE MKT Notice of Noncompliance. On November 20, 2014, Robert Realty received a notice of noncompliance from the NYSE MKT stock exchange (the “Exchange”). The notice of noncompliance states that the Exchange has determined that Roberts Realty was not in compliance with Section 134 and 1101 of the Exchange’s Company Guide due to Roberts Realty’s failure to timely file its quarterly report on Form 10-Q for the quarter ended Sept. 30, 2014. On December 31, 2014, Roberts Realty received a letter from the Exchange accepting its listing compliance plan. Under the plan, Roberts Realty has until February 18, 2015 to regain compliance with the continued listing standards of the Exchange.

Northridge Land Loan. On January 13, 2015, Roberts Realty obtained a $2,000,000 loan from Paul J. A. Lex van Hessen, the lender. The proceeds of the loan were used for working capital purposes prior to the closing of the stock purchase agreement discussed below. The $2,000,000 loan has a maturity date of July 13, 2015, and at its closing Roberts Realty paid a 1.0% origination fee to the lender and a 1.0% consulting fee to the lender’s consultant. The loan has an interest rate of 12% per annum. Roberts Realty prepaid the first three months of interest in the amount of $60,833 at the closing. The loan is secured by the Northridge property, which was owned debt free before this loan closing. The loan documents contain customary representations, covenants, and default provisions, and the loan was guaranteed by both Roberts Realty and the operating partnership. Upon repayment of the loan, Roberts Realty will pay the lender a 2% repayment fee. Additionally, at the A-III transaction closing described below, $2,040,000 of the investment proceeds were deposited into an escrow account, which is anticipated to be used to repay the Northridge Land Loan on March 13, 2015, based on the terms of the escrow agreement with the lender.

North Springs Land Loan Extension. On January 15, 2015, Roberts Realty extended and paid down the $5,500,000 North Springs land loan by $550,000, which reduced the outstanding principal balance of the loan to $4,950,000. The maturity date was extended to April 17, 2015 and continues to require monthly interest only payments at an interest rate of 13% per annum. At the closing of the A-III transaction described below, $4,877,263 of the investment proceeds were used to repay the North Springs land loan in full.

Bradley Park Land Parcel Sales Contract. On January 26, 2015, Roberts Realty entered into a contract to sell its Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC (“Purchaser”), which is an affiliate of Mr. Charles Roberts, President, Chief Executive Officer, and Chairman of the Board of Roberts Realty on the date the contact was executed. Under the terms of the sales contract, the purchaser paid a $10,000 earnest money deposit. The purchaser has 60 days to inspect the property and elect to proceed with the purchase, at which time the purchaser must pay an additional $15,000 earnest money deposit. Roberts Realty’s audit committee approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the NYSE MKT stock exchange. Roberts Realty’s board of directors also approved the transaction in accordance with its Code of Business Conduct and Ethics.

A-III Investment Partners LLC Transaction. On November 19, 2014, Roberts Realty and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”). On January 30, 2015, the Company and A-III closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and the Company issued to A-III warrants to purchase up to an additional 26,760,563 shares of the Company’s common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the Company’s four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

After the closing, Robert Realty amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the company and Mr. Roberts entered into an employment agreement pursuant to which Mr. Roberts will serve as an Executive Vice President of the Company for a term of one year from the date of the agreement, or until the sale of all four land parcels is completed, if earlier.

The company used a portion of the proceeds of A-III’s investment to pay off mortgage debt outstanding on three of the Company’s remaining properties as follows:

Mortgage:	Amount
North Springs	$4,877,263	(paid in full)
Highway 20	1,764,058	(paid in full)
Bradley Park	759,446	(partial payment)

Additionally, at closing $2,040,000 was deposited into an escrow account, which is anticipated to be used to repay the Northridge Land Loan on March 13, 2015, based on the terms of the escrow agreement with the lender.

The A-III transaction may have caused the Company to experience an ownership change under Section 382 of the Internal Revenue Code. As a result, the Company’s ability to use its net operating loss carry forwards to offset future taxable income may be severely limited.

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

We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

Exhibit No.	Description

Articles of Incorporation, Bylaws and Certificates and Articles of Merger:

3.1	Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. [Incorporated by reference to Exhibit 3.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.]

3.2	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.]

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated October 4, 1994. [Incorporated by reference to Exhibit 4.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 4, 1994, as amended. [Incorporated by reference to Exhibit 4.1.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [Incorporated by reference to Exhibit 4.1.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.3	Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

4.2	Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [Incorporated by reference to Exhibit 4.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.2.1	Certificate of Merger filed with the Georgia Secretary of State on October 13, 1994, merging Roberts Properties River Oaks, L.P.; Roberts Properties Rosewood Plantation, L.P.; Roberts Properties Preston Oaks, L.P.; and Roberts Properties Highland Park, L.P. with and into Roberts Properties Residential, L.P. (1994 Consolidation). [* 3.2.1]
54

Exhibit No.	Description

4.2.2	Certificate of Merger filed with the Georgia Secretary of State on March 24, 1995, merging Roberts Properties Holcomb Bridge, L.P. with and into Roberts Properties Residential, L.P. (Holcomb Bridge Merger). [* 3.2.2]

4.2.3	Certificate of Merger filed with the Georgia Secretary of State on May 16, 1995, merging Roberts Properties Plantation Trace, L.P. with and into Roberts Properties Residential, L.P. (Plantation Trace Merger). [* 3.2.3]

4.2.4	Certificate of Merger filed with the Georgia Secretary of State on September 27, 1995, merging Roberts Properties-St. Simons, Ltd. with and into Roberts Properties Residential, L.P. (Windsong Merger). [* 3.2.4]

4.2.5	Certificate of Merger filed with the Georgia Secretary of State on March 21, 1996, merging Roberts Properties Bentley Place, L.P. with and into Roberts Properties Residential, L.P. (Bentley Place Merger). [Incorporated by reference to Exhibit 4.2.5 in our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.6	Certificate of Merger filed with the Georgia Secretary of State on June 26, 1996, merging The Crestmark Club, L.P. with and into Roberts Properties Residential, L.P. (Crestmark Merger). [Incorporated by reference to Exhibit 4.2.6 in our quarterly report on Form 10-QSB for the quarter ended June 30, 1996.]

4.2.7	Certificate and Articles of Merger filed with the Georgia Secretary of State on April 1, 1997 merging Roberts Properties Management, L.L.C. with and into Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 4.2.7 in our current report on Form 8-K dated April 1, 1997.]

Material Agreements with Affiliates:

Corporate Office Building

10.1.1	Office Lease between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

10.1.2	Office Lease between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 27, 2006. [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2006.]

10.1.3	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated March 21, 2007. [Incorporated by reference to Exhibit 10.1 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.1.4	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated March 21, 2007. [Incorporated by reference to Exhibit 10.2 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.1.5	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 18, 2008. [Incorporated by reference to Exhibit 10.1.6 in our annual report on Form 10-K for the year ended December 31, 2007.]

10.1.6	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 18, 2008. [Incorporated by reference to Exhibit 10.1.7 in our annual report on Form 10-K for the year ended December 31, 2007.]
55

Exhibit No.	Description

10.1.7	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated January 30, 2009. [Incorporated by reference to Exhibit 10.1.8 in our annual report on Form 10-K for the year ended December 31, 2008.]

10.1.8	Lease renewal agreement by and between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated January 30, 2009. [Incorporated by reference to Exhibit 10.1.9 in our annual report on Form 10-K for the year ended December 31, 2008.]

10.1.9	First Amendment to Lease dated December 30, 2009 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 30, 2009.]

10.1.10	First Amendment to Lease dated December 30, 2009 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 30, 2009.]

10.1.11	Amendment to Lease dated as of January 1, 2011 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 24, 2011.]

10.1.12	Amendment to Lease dated as of January 1, 2011 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 24, 2011.]

10.1.13	Fourth Amendment to Lease dated as of January 1, 2012 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 19, 2011.]

10.1.14	Fourth Amendment to Lease dated as of January 1, 2012 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 19, 2011.]

10.1.15	Fifth Amendment to Lease dated as of December 17, 2012 by and between Roberts Properties, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 17, 2012.]

10.1.16	Fifth Amendment to Lease dated as of December 17, 2012 by and between Roberts Properties Construction, Inc. and Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 17, 2012.]

Northridge

10.2.1	Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. [Incorporated by reference to Exhibit 10.1.18 in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]

10.2.2	Sales Contract dated June 30, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 30, 2011.]

10.2.3	First Amendment to Sales Contract dated October 31, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 31, 2011.]
56

Exhibit No.	Description

10.2.4	Second Amendment to Sales Contract dated December 19, 2011 between Roberts Properties Residential, L.P. and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 19, 2011.]

10.2.5	Third Amendment to Sales Contract dated March 26, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated March 26, 2012.]

10.2.6	Fourth Amendment to Sales Contract dated June 25, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 25, 2012.]

10.2.7	Description of Extension of Contract to Sell Northridge Property to Roberts Properties, Inc. [Incorporated by reference to Item 1.01 of our current report on Form 8-K dated July 23, 2012.]

10.2.8	Fifth Amendment to Sales Contract dated October 22, 2012 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 22, 2012.]

10.2.9	Sixth Amendment to Sales Contract dated January 28, 2013 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Roberts Properties, Inc. (Northridge land parcel). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 28, 2013.]

10.2.10	Seventh Amendment to Sales Contract dated April 23, 2013 by and between Northridge Parkway, LLC and Roberts Properties, Inc. [Incorporated by reference to Exhibit 10.4 in our quarterly report on Form 10-Q for the quarter ended March 31, 2013.]

Peachtree Parkway

10.3.1	Restrictive Covenant by Roberts Properties Peachtree Parkway, L.P., assumed by Roberts Properties Residential, L.P. on December 29, 2004. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 5, 2005.]

10.3.2	Design and Development Agreement among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties, Inc. for the Peachtree Parkway land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 12, 2005.]

10.3.3	Amendment Number 1 to Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 6, 2006.]

10.3.4	Construction Contract among Roberts Properties Residential, L.P., Georgianna Jean K. Valentino and Roberts Properties Construction, Inc. for the Peachtree Parkway land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 12, 2005.]

10.3.5	Amendment Number 1 to Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. dated as of December 6, 2006 (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 6, 2006.]
57

Exhibit No.	Description

10.3.6	Sales Contract dated December 17, 2009 between Peachtree Corners Circle, LLC and Roberts Properties Residential, L.P. (1.004-acre parcel on Peachtree Corners Circle). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 17, 2009.]

10.3.7	Sales Contract dated December 17, 2009 between Peachtree Corners Circle, LLC and Roberts Properties Residential, L.P. (0.154-acre strip along Peachtree Corners Circle). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 17, 2009.]

North Springs (formerly Peachtree Dunwoody)

10.4.1	Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

10.4.2	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.4.3	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

Bradley Park

10.5.1	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Bradley Park (formerly Sawmill) land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

10.5.2	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Bradley Park (formerly Sawmill) land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated August 9, 2005.]

Highway 20

10.6.1	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.6.2	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]
58

Exhibit No.	Description

Compensation Agreements and Arrangements, and Restricted Stock Plan

10.7.1	Determination of compensation arrangements for the interim Chief Financial Officer of Roberts Realty Investors, Inc. [Incorporated by reference to Item 5.02 in our current report on Form 8-K dated May 31, 2006.]

10.7.2	2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company’s post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]

10.7.3	Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

Miscellaneous Agreements with Affiliates

10.8.1	Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

10.8.2	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2011) [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 24, 2011.]

10.8.3	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2014) [Incorporated by reference to our current report on Form 8-K dated January 20, 2014.]

10.8.4	Office Lease by and between Roberts Capital Partners, LLC, as Landlord, and Roberts Properties Residential, L.P., as Tenant, dated as of February 19, 2014. [Incorporated by reference to our current report on Form 8-K dated February 19, 2014.]

Material Agreements Other Than With Affiliates

10.9.1	Promissory Note in the principal amount of $8,175,000, dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated December 6, 2006.]

10.9.2	Deed to Secure Debt and Assignment of Rents dated December 6, 2006, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated December 6, 2006.]

10.9.3	Unconditional Guaranty dated December 6, 2006, executed by Roberts Realty Investors, Inc. in favor of Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated December 6, 2006.]
59

Exhibit No.	Description

10.9.4	Second Consolidated Amendatory Agreement and Agreement Regarding Cross-Default and Cross-Collateralization of Loans dated April 28, 2008 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 28, 2008.]

10.9.5	Deed to Secure Debt and Assignment of Rents dated April 28, 2008, executed by Roberts Properties Residential, L.P. in favor of Wachovia Bank, National Association (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated April 28, 2008.]

10.9.6	Letter Agreement from Wachovia Bank, N.A. dated April 27, 2009. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 27, 2009.]

10.9.7	Third Consolidated Amendatory Agreement dated July 17, 2009 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 17, 2009.]

10.9.8	Second Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated July 17, 2009 by and between Roberts Properties Residential, L.P. and Wachovia Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 17, 2009.]

10.9.9	Fourth Consolidated Amendatory Agreement dated June 21, 2010 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Item 10.1 in our current report on Form 8-K dated June 21, 2010.]

10.9.10	Third Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated June 21, 2010 by and between Roberts Properties Residential, L.P. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Item 10.2 in our current report on Form 8-K dated June 21, 2010.]

10.9.11	Fifth Consolidated Amendatory Agreement dated June 23, 2011 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 23, 2011.]

10.9.12	Fourth Amendment to Deed to Secure Debt and Assignment of Rents and Other Loan Documents dated June 23, 2011 by and between Roberts Properties Residential, L.P. and Wells Fargo Bank, National Association (Peachtree Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated June 23, 2011.]

10.9.13	Loan Agreement dated February 21, 2012 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2012.]

10.9.14	Promissory Note in the principal amount of $2,000,000 dated February 21, 2012 by and between Northridge Parkway, LLC and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2012.]
60

Exhibit No.	Description

10.9.15	Deed to Secure Debt and Security Agreement dated February 21, 2012 by and between Northridge Parkway, LLC and Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated February 21, 2012.]

10.9.16	Guaranty dated February 21, 2012 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. van Hessen (Northridge Parkway). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 21, 2012.]

10.9.17	Letter Modification Agreement dated July 16, 2012 by and among Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Wells Fargo Bank, N.A. (Peachtree Parkway). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 16, 2012.]

10.9.18	Sales Contract for the Sale of 2.937 Acres of Peachtree Parkway Property on September 27, 2012. [Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2012.]

10.9.19	Sales Contract dated October 9, 2012 by and between Roberts Properties Residential, L.P. and Lennar Multifamily Investors, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 9, 2012.]

10.9.20	Description of Extensions of Contract to Sell Peachtree Parkway Property to Lennar Multifamily Investors, LLC as of November 30, 2012 and December 4, 2012. [Incorporated by reference to Item 1.01 of our current report on Form 8-K dated November 30, 2012.]

10.9.21	Exclusive Sales Listing Agreement dated January 31, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (Northridge Office Building). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 28, 2013.]

10.9.22	Loan Modification Agreement (the “Loan Modification Agreement”) effective as of February 21, 2013 by and between Northridge Parkway, LLC (a wholly owned subsidiary) and Paul J. A. van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 11, 2013.]

10.9.23	Exclusive Marketing Agreement dated April 9, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 9, 2013.]

10.9.24	Description of May 22, 2013 extension of maturity date of loan pursuant to the Loan Modification Agreement. [Incorporated by reference to our current report on Form 8-K dated May 22, 2013.]

10.9.25	Amendment to Listing Agreement effective as of June 17, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (Northridge Office Building). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the Quarter ended June 30, 2013.]

10.9.26	Promissory Note in the principal amount of $5,500,000 dated July 18, 2013 by Roberts Properties Residential, L.P. to the order of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 18, 2013.]
61

Exhibit No.	Description

10.9.27	Deed to Secure Debt, Assignment of Rents, and Security Agreement dated July 18, 2013 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 18, 2013.]

10.9.28	Unconditional Guaranty of Payment and Performance dated July 18, 2013 by Roberts Realty Investors, Inc. in favor of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated July 18, 2013.]

10.9.29	Amendment to Exclusive Marketing Agreement dated August 20, 2013 by and between CBRE, Inc. and Roberts Properties Residential, L.P. (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 20, 2013.]

10.9.30	Purchase and Sale Agreement dated October 15, 2013 by and between Roberts Properties Residential, L.P. and the Fulton County Board of Education (Northridge Office Building). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 15, 2013.]

Other Exhibits:

21	Subsidiaries of Roberts Realty Investors, Inc.

23	Consent of Independent Registered Public Accounting Firm – Cherry Bekaert LLP

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of Edward Gellert and Mark Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Edward Gellert and Mark Chertok pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following materials from Roberts Realty’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (a) Restated Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (b) Restated Consolidated Statements of Operations for each of the years ended December 31, 2013 and 2012; (c) Restated Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2013 and 2012; (d) Restated Consolidated Statements of Cash Flows for each of the years ended December 31, 2013 and 2012; and (e) Notes to Restated Consolidated Financial Statements.*

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

62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2015

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

	By:	/s/ Mark Chertok
Mark Chertok, Chief Financial Officer (the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)