Form 10-Q/A
period 2014-03-31
ACRE REALTY INVESTORS INC
filed 2015-02-17
CIK 1011109

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

ACRE REALTY INVESTORS INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2122873
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Avenue Capital Group 399 Park Avenue, 6th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

212-850-7534

(Registrant’s telephone number, including area code)

Roberts Realty Investors, Inc.

375 Northridge Road, Suite 330, Atlanta, Georgia, 30350

Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

Background of the Restatement

ACRE Realty Investors Inc. (formerly known as Roberts Realty Investors, Inc.) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” to our quarterly report on Form 10-Q for the period ended March 31, 2014, that we originally filed with the SEC on April 28, 2014 (the “Original 10-Q”), for the following purposes:

(1)	to restate our condensed consolidated financial statements and related footnote disclosures for the quarters ended March 31, 2014 and 2013 to reflect the corrections described below;

(2)	to include “Income Taxes” as an item in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

(3)	to disclose that our management (prior to the changes in our management described below under “Recent Events Not Reflected in This Form 10-Q/A”) has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective and our internal control over financial reporting was not effective; and

(4)	to add certain risk factors associated with our classification as a taxable C corporation.

This Form 10-Q/A also amends other items in the Original 10-Q, as listed in “Items Amended in this Form 10-Q/A” below.

This Form 10-Q/A is presented as of the date of the Original 10-Q and does not reflect events occurring after that date, or modify or update information contained in the Original 10-Q in any way, other than as required to reflect the restatement described below. See “Recent Events Not Reflected in This Form 10-Q/A” under this Explanatory Note below for more information regarding certain events that occurred after the date of the Original 10-Q and that are not reflected in this Form 10-Q/A, other than in this Explanatory Note and in Note 12 – Subsequent Events – in the Notes to Condensed Consolidated Financial Statements. Our principal executive officer and principal financial officer as of the date of the filing of this Form 10-Q/A were not affiliated with us during the periods presented in this Form 10-Q/A and had no involvement with the events that gave rise to the restatement.

Restatement

On November 17, 2014, we filed a Report on Form 12b-5, stating that during the course of our pursuit of strategic alternatives as described in previous SEC filings, an error was discovered in the calculation of the 95% gross income test for purposes of our qualification as a REIT under the Internal Revenue Code in the tax year ending December 31, 2009. The error related solely to whether certain transactions created income and the characterization of certain items of income between “good” and “bad” income for the purposes of this specific REIT qualification test. Consequently, we did not qualify as a REIT for the years ended December 31, 2009-2014. Our consolidated financial statements for those periods were prepared based on the assumption that the Company was a REIT when it was actually a taxable C corporation. As a result, our board of directors, including our audit committee, concluded on November 17, 2014 that we had failed to qualify to be taxed as a REIT for federal income tax purposes in the tax year ended December 31, 2009 and for the periods since that date, and, accordingly, our previously issued consolidated financial statements included in our SEC filings after December 31, 2008 should no longer be relied upon.

i

This change in our taxable status does not negatively affect our economic position during the periods described above. We had a taxable loss in each of the years during the period described above, and we did not have any tax liability in any of those years despite being a C corporation each year. We made no distributions to shareholders in any of those years and, as of December 31, 2013, had approximately $15.94 million of net operating loss carry forwards.

As of March 31, 2014 and 2013, the restatements related to the change in taxable status (a) had no effect on total assets, total liabilities, net loss, or total stockholders’ equity, but (b) did result in offsetting adjustments within assets.

Internal Control Consideration

Our management (prior to the changes in our management described below under “Recent Events Not Reflected in This Form 10-Q/A”) has determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes was a deficiency in our internal control over financial reporting that constituted a material weakness at March 31, 2014, as described in Part I, Item 4 of this Form 10-Q/A. As also described in Part I, Item 4 of this Form 10-Q/A, this determination led to a conclusion by our Chief Executive Officer and Chief Financial Officer (prior to the events described below under “Recent Events Not Reflected in This Form 10-Q/A”) that, as of March 31, 2014, the end of the period covered by this report, our disclosure controls and procedures were not effective.

Items Amended in this Form 10-Q/A

This Form 10-Q/A amends the Original 10-Q solely to reflect the changes described above. For the convenience of the reader, this Form 10-Q/A includes the entire text of the Original 10-Q, as modified and superseded where necessary to reflect the restatement and other changes indicated. Specifically, the following items included in the 10-Q are amended by this Form 10-Q/A:

Note Regarding Forward-Looking Statements

Part I, Item 1, Financial Statements;
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4, Controls and Procedures;
Part II, Item 1A, Risk Factors Part II, Item 6 Exhibits

Recent Events Not Reflected in This Form 10-Q/A

The events described below are not reflected in this Form 10-Q/A, other than in Note 12 - Subsequent Events - to the financial statements included herein.

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

ii

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

References to the Registrant

As described above under “Recent Events Not Reflected in This Form 10-Q/A,” on January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc., and we use the new name on the cover page, the report of our independent registered public accounting firm, the signature page, and certain exhibits. Given that this Form 10-Q/A amends the Original 10-Q, which was filed in May 2014 before the name change occurred, we refer to the registrant elsewhere in this Form 10-Q/A (unless the context indicates otherwise) as “Roberts Realty,” “we,” “us,” “the company,” and “our.” Those references also encompass our wholly owned subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to ACRE Realty LP only.

iii

iv

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

PART I – Financial Information

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	March 31,	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
ASSETS

REAL ESTATE ASSETS:
Construction in progress and real estate under development	$12,540,180	$12,450,385
Real estate assets held for sale	11,500,000	11,500,000

Net real estate assets	24,040,180	23,950,385

CASH AND CASH EQUIVALENTS	2,851,196	3,522,867

RESTRICTED CASH	363,101	574,204

DEFERRED FINANCING COSTS – Net of accumulated amortization of $149,134 and $95,013 at March 31, 2014 and December 31, 2013, respectively	67,966	122,087

OTHER ASSETS – Net of accumulated depreciation of $92,630 and $111,909 at March 31, 2014 and December 31, 2013, respectively	73,948	43,075

ASSETS RELATED TO DISCONTINUED OPERATIONS	87,000	122,340

	$27,483,391	$28,334,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Land notes payable	$5,585,000	$5,600,000
Accounts payable and accrued expenses	324,878	431,344
Due to affiliates	86,413	47,441
Liabilities related to real estate assets held for sale	5,567,775	5,561,579
Liabilities related to discontinued operations	—	560

Total liabilities	11,564,066	11,640,924

COMMITMENTS AND CONTINGENCIES (Note 11)

NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	3,174,313	3,328,791

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,702,934 shares issued and 10,045,832 shares outstanding at March 31, 2014 and December 31, 2013	107,029	107,029
Additional paid-in capital	31,097,172	31,097,171
Treasury shares, at cost (72,717 shares at March 31, 2014 and December 31, 2013)	(71,332)	(71,332)
Accumulated deficit	(18,387,857)	(17,767,625)

Total shareholders’ equity	12,745,012	13,365,243

	$27,483,391	$28,334,958

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated
	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$3,587
Other operating income	5,872	13

Total operating revenues	5,872	3,600

OPERATING EXPENSES:
Utilities	3	37
Repairs and maintenance	2,344	50,282
Real estate taxes	21,006	28,579
Marketing, insurance and other	1,525	3,197
General and administrative expenses	465,824	442,421
Depreciation expense	184	92

Total operating expenses	490,886	524,608

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	—	1,253,933
Gain on disposal of assets	2,553	—
Interest income	475	153
Interest expense	(238,602)	(163,660)
Amortization of deferred financing costs	(54,121)	(47,024)

Total other (expense) income	(289,695)	1,043,402

(LOSS) INCOME FROM CONTINUING OPERATIONS	(774,709)	522,394

LOSS FROM DISCONTINUED OPERATIONS	—	(75,749)

NET (LOSS) INCOME	(774,709)	446,645

NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(154,477)	69,051

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(620,232)	$377,594

(LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED (Note 6):
(Loss) income from continuing operations – basic and diluted	$(0.06)	$0.04
Loss from discontinued operations – basic and diluted	—	—
Net (loss) income – basic and diluted	$(0.06)	$0.04

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
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

	Restated
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

At March 31, 2014, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

●	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and

●	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract which is under contract to be sold (see Note 4 – Real Estate Assets Held for Sale and Discontinued Operations).

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

Roberts Realty is in discussions with possible joint venture participants such as pension funds, life insurance companies, hedge funds, foreign investors, and local investors regarding providing additional equity for the development and construction of the Bradley Park, Northridge, and Highway 20 multifamily apartment communities. Roberts Realty may also form a new affiliate that would raise private equity for the specific purpose of purchasing one or more of the remaining land parcels and constructing multifamily apartment communities. Roberts Realty may also sell one or more of these land parcels to Roberts Properties, Inc. (“Roberts Properties”), which is wholly-owned by Mr. Charles S. Roberts, the former President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, or to a newly formed affiliate of Roberts Properties.

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

As a result, Roberts Realty has restated the condensed consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statements of cash flows as of and for the quarterly periods ended March 31, 2014 and 2013 to reflect the change in the taxable status of the company to a taxable C corporation and to include income tax provisions, a corresponding valuation allowance for the net deferred income tax assets. Roberts Realty had a taxable loss in each of the quarterly periods described above and did not have any income tax liability in any of those periods, so there was no tax liability resulting from the change in income tax status.

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

The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the three months ended March 31, 2014 and 2013 (see Note 6 – Shareholders’ Equity – Earnings per Share):

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

On February 7, 2013, Roberts Realty sold a 20.6-acre portion of the Peachtree Parkway land for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property). See Note 8 – Related Party Transactions. Roberts Realty used $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan. Roberts Realty recorded a $1,214,192 gain on this sale.

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

Land Loans. The operating partnership is the borrower and Roberts Realty is the guarantor for the loans secured by Roberts Realty’s land parcels. The outstanding principal balances of these loans at March 31, 2014 and December 31, 2013 were as follows (in order of maturity date):

		Interest
Land Parcel		Rate as of	Principal Outstanding
Securing Loan	Maturity	3/31/14	3/31/14	12/31/13

Bradley Park(1)	8/10/14	3.61%	$3,000,000	$3,000,000
Highway 20	10/08/14	5.00%	2,585,000	2,600,000

Total Land Loans			5,585,000	5,600,000

North Springs (2) (3)	7/17/14	13.00%	5,500,000	5,500,000

Total Land Loans for Real Estate Assets Held for Sale			5,500,000	5,500,000

Totals			$11,085,000	$11,100,000

(1)	The maturity date of the Bradley Park loan has been extended to April 1, 2015. See Note 12-Subsequent Events.

(2)	The North Springs land loan can be extended to January 17, 2015 through two 3-month extensions by paying a 1.0% extension fee for each 3-month extension. Upon the sale of the North Springs property, Roberts Realty will pay a 1% exit fee to the lender.

(3)	The North Springs land loan is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.

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

6.	SHAREHOLDERS’ EQUITY

Redemption of Units for Shares. No operating partnership units were redeemed for shares during the three months ended March 31, 2014, and 2,530 operating partnership units were redeemed for 4,167 shares during the three months ended March 31, 2013. Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s shares on the date of redemption. See Note 3 – Basis of Presentation.

Treasury Stock. Roberts Realty did not repurchase any shares during the three months ended March 31, 2014 and 2013.

Restricted Stock. Shareholders of Roberts Realty approved and adopted the 2006 Roberts Realty Investors, Inc. Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors, including employees of Roberts Properties and Roberts Properties Construction, Inc. (“Roberts Construction,” and together with Roberts Properties, the “Roberts Companies”). Mr. Charles S. Roberts, the former President, Chief Executive Officer, and Chairman of the Board of Roberts Realty, owns all of the outstanding stock of the Roberts Companies. Under the Plan as amended, Roberts Realty may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the compensation committee of Roberts Realty’s board of directors.

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
14

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

Three Months Ended March 31, 2014
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	5,872	5,872

Total operating revenues from consolidated entities	—	—	5,872	5,872

Operating expenses	—	142,763	347,939	490,702
Depreciation expense	—	—	184	184

Total operating expenses from consolidated entities	—	142,763	348,123	490,886

Other (expense) income	—	(292,723)	3,028	(289,695)

Consolidated loss from continuing operations	—	(435,486)	(339,223)	(774,709)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	—	(435,486)	(339,223)	(774,709)

Consolidated net loss attributable to noncontrolling interest	—	(86,836)	(67,641)	(154,477)

Consolidated net loss available for common shareholders	$—	$(348,650)	$(271,582)	$(620,232)

Total assets at March 31, 2014	$87,000	$24,108,452	$3,287,939	$27,483,391

Three Months Ended March 31, 2013
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$3,587	$—	$3,587
Other operating income	—	—	13	13

Total operating revenues from consolidated entities	—	3,587	13	3,600

Operating expenses	—	88,548	435,968	524,516
Depreciation expense	—	—	92	92

Total operating expenses from consolidated entities	—	88,548	436,060	524,608

Other income	—	1,043,249	153	1,043,402

Consolidated income (loss) from continuing operations	—	958,288	(435,894)	522,394

Consolidated loss from discontinued operations (Note 4)	(75,749)	—	—	(75,749)

Consolidated net (loss) income	(75,749)	958,288	(435,894)	446,645

Consolidated net (loss) income attributable to noncontrolling interest	(11,711)	148,151	(67,389)	69,051

Consolidated net (loss) income available for common shareholders	$(64,038)	$810,137	$(368,505)	$377,594

Total assets at March 31, 2013	$11,207,030	$23,947,749	$783,912	$35,938,691
16

8.	RELATED PARTY TRANSACTIONS

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

	Total	Amounts	Amounts	Remaining
	Contract	Incurred from	Incurred from	Contractual
	Amount	1/1/13 to 3/31/13	1/1/14 to 3/31/14	Commitment

Highway 20	$1,050,000	$0	$35,000	$355,000

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

	Amounts Incurred for	Amounts Incurred for
	Labor and Materials	5% Profit and
	Costs from	5% Overhead from
	1/1/14 to 3/31/14	1/1/14 to 3/31/14

Bradley Park	$0	$0
Northridge	0	0
North Springs	0	0
Highway 20	0	0

Totals	$0	$0
17

	Amounts Incurred for	Amounts Incurred for
	Labor and Materials	5% Profit and
	Costs from	5% Overhead from
	1/1/13 to 3/31/13	1/1/13 to 3/31/13

Bradley Park	$0	$0
Northridge	999	100
North Springs	0	0
Highway 20	0	0

Totals	$999	$100

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

FASB ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset. FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

●	Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities;

●	Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and

●	Level 3 – unobservable inputs that are used when little or no market data is available.

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

Overview

We are a real estate development, investment and operating company. Our primary business is to develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through its wholly owned subsidiary, owns all of our properties. At March 31, 2014, we were its sole general partner and owned an 80.06% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure. As of the filing date of this report, we own the following real estate assets, all of which are located in the north Atlanta metropolitan area:

●	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and

●	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract that is under contract to be sold (these assets are classified as real estate assets held for sale in our condensed consolidated balance sheets).

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

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. The primary reason for our negative operating cash flow is that we have five tracts of land totaling 82 acres that do not produce revenue but incur carrying costs of interest expense and real estate taxes. These five tracts of land have a combined book value of $24,040,180 and a total independent appraised value of $32,890,000, and as of the filing date of this report they are encumbered with land loans totaling $11,080,000. We have substantial equity in these properties, which are an integral part of our future business and growth plan. Because we have disposed of all of our operating properties, we expect to continue to generate negative operating cash flow and to operate at a loss until:

●	we complete the sale or joint venture of our North Springs transit-oriented, mixed use property; and

●	we raise the equity and obtain the construction loans needed to construct and lease up our planned Bradley Park, Northridge, and Highway 20 multifamily apartment communities as described in Liquidity and Capital Resources – Business Plan below.

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

The two primary reasons for our negative operating cash flow are as follows:

●	We own five tracts of land totaling 82 acres with an aggregate book value of $24,040,180 that secure land loans totaling $11,080,000. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.

●	Our general and administrative expenses were $1,801,887 for the calendar year 2013 and $465,824 for the three months ended March 31, 2014; these expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE MKT stock exchange. These costs also include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, financial printing and other compliance fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a public reporting company are approximately $550,000 per year.

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
30

Development and Construction of Multifamily Communities

We are optimistic about the market for new apartments in the metro Atlanta submarkets where our land is located. We believe the economic climate for our business in these markets is strong for the following reasons:

●	Rents for the “Class A” or upscale apartment communities of the type that we build are projected to continue to increase during 2014.

●	Occupancy rates for Class A apartments in Atlanta are forecast to continue to increase throughout 2014.

●	Relatively few new suburban apartments were constructed in Atlanta in 2013, and construction of new suburban apartments is expected to remain low by historical standards throughout 2014.

●	Employment in metro Atlanta is expected to continue to grow, although at a lower rate when compared to historical levels.

●	Nationally, home ownership rates are declining, and we believe that this trend, coupled with larger required down payments for single-family home loans and the fact that the largest demographic group in the history of the United States is entering their peak renting years, will continue to lead to higher demand for apartments generally and in our market areas, specifically.

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
31

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

Income Taxes

In preparing our condensed consolidated financial statements, management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our current tax due and assess temporary differences resulting from differing treatment of asset and liability amounts for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We recorded a full valuation allowance against our net deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we will include the adjustments in the deferred tax assets and liabilities in our condensed consolidated financial statements.

As of December 31, 2013, we had net operating loss carryforwards of approximately $15.94 million. These net operating losses are available to offset future taxable income through 2033.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carry forwards. Based on the timing of reversal of future taxable amounts and our history of losses, we do not believe that we have met the requirements to realize the benefits of our net deferred tax assets; therefore, we have maintained a full valuation allowance.

Recent Accounting Pronouncements

Please refer to Note 3, Basis of Presentation – Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements included in this report for a discussion of recent accounting standards and pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

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

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because they have determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes (which was a deficiency in our internal control over financial reporting that constituted a material weakness at March 31, 2014), was also sufficient to cause them to conclude that our disclosure controls and procedures were not effective at that date. In reaching that conclusion, our Chief Executive Officer and Chief Financial Officer took into account in particular that we are restating our consolidated financial statements and related footnote disclosures for the quarterly periods years ended March 31, 2014 and 2013. See the Explanatory Note following the cover page of this Form 10-Q/A and the following section of this Item 4.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, for the reasons explained in the Explanatory Note following the cover page of this Form 10-Q/A, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 and at March 31, 2014.

As explained in the Explanatory Note, our management has determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes was a deficiency in our internal control over financial reporting that constitutes a material weakness at December 31, 2013 and at March 31, 2014. To correct the effect of this material weakness, we are filing this Form 10-Q/A for the purposes explained in the Explanatory Note.

We believe that our additional financial reporting and accounting personnel and our increased financial and other resources resulting from our change in control transaction with A-III Investment Partners LLC in January 2015 will address this material weakness and avoid similar weaknesses in the future.

Changes in Internal Control

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

We may not be able to benefit from our net operating loss carry forwards.

In preparing our condensed consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period, we include the adjustments in the deferred tax assets and liabilities in our condensed consolidated financial statements. These adjustments could materially affect our results of operations, cash flows and financial position.

In prior years, we have suffered losses, for tax and financial statement purposes, that generated significant federal and state net operating loss carry forwards. Although these net operating loss carry forwards may be used against future taxable income in future periods, we will not receive any tax benefits from the tax losses we incurred unless, and only to the extent that we have taxable income in the 20-year net operating loss carry forward period. Based on the timing of reversals of our existing taxable temporary differences and our history of losses, management does not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets. Therefore, we have maintained a full valuation allowance against our net deferred tax assets in our condensed consolidated financial statements as of March 31, 2014 and 2013.

In addition, our ability to use the net operating loss carry forwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code.

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

During the course of our testing, we may identify, and recently have identified as disclosed in the Explanatory Note following the cover page of this Form 10-Q/A, deficiencies that we may not be able to remediate in a timely manner. In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented, or amended from time to time, we may be unable to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. As explained in Part I, Item 4, Controls and Procedures, we have in fact determined that our internal control over financial reporting was not effective as of December 31, 2013 and March 31, 2104. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2014). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 20, 2014.]

10.2	Office Lease by and between Roberts Capital Partners, LLC, as Landlord, and Roberts Properties Residential, L.P., as Tenant, dated as of February 19, 2014. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 19, 2014.]

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Edward Gellert pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2	Certification of Mark Chertok pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Condensed Consolidated Financial Statements.*

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
41

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
42