Form 10-Q/A
period 2014-06-30
ACRE REALTY INVESTORS INC
filed 2015-02-17
CIK 1011109

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

EXPLANATORY NOTE

Background of the Restatement

ACRE Realty Investors Inc. (formerly known as Roberts Realty Investors, Inc.) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” to our quarterly report on Form 10-Q for the period ended June 30, 2014, that we originally filed with the SEC on July 28, 2014 (the “Original 10-Q”), for the following purposes:

(1)	to restate our condensed consolidated financial statements and related footnote disclosures for the quarters and six month periods ended June 30, 2014 and 2013 to reflect the corrections described below;

(2)	to include “Income Taxes” as an item in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

(3)	to disclose that our management (prior to the changes in our management described below under “Recent Events Not Reflected in This Form 10-Q/A”) has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective and our internal control over financial reporting was not effective; and

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

As of June 30, 2014 and 2013, the restatements related to the change in taxable status (a) had no effect on total assets, total liabilities, net loss, or total stockholders’ equity, but (b) did result in offsetting adjustments within assets.

Internal Control Consideration

Our management (prior to the changes in our management described below under “Recent Events Not Reflected in This Form 10-Q/A”) has determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes was a deficiency in our internal control over financial reporting that constituted a material weakness at June 30, 2014, as described in Part I, Item 4 of this Form 10-Q/A. As also described in Part I, Item 4 of this Form 10-Q/A, this determination led to a conclusion by our Chief Executive Officer and Chief Financial Officer (prior to the events described below under “Recent Events Not Reflected in This Form 10-Q/A”) that, as of June 30, 2014, the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

References to the Registrant

As described above under “Recent Events Not Reflected in This Form 10-Q/A,” on January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc., and we use the new name on the cover page, the report of our independent registered public accounting firm, the signature page, and certain exhibits. Given that this Form 10-Q/A amends the Original 10-Q, which was filed in August 2014 before the name change occurred, we refer to the registrant elsewhere in this Form 10-Q/A (unless the context indicates otherwise) as “Roberts Realty,” “we,” “us,” “the company,” and “our.” Those references also encompass our wholly owned subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to ACRE Realty LP only.

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

PART I – Financial Information

ITEM 1. FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated	Restated
	June 30,	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
ASSETS

REAL ESTATE ASSETS:
Construction in progress and real estate under development	$12,776,407	$12,450,385
Real estate assets held for sale	11,500,000	11,500,000

Net real estate assets	24,276,407	23,950,385

CASH AND CASH EQUIVALENTS	1,909,371	3,522,867

RESTRICTED CASH	330,170	574,204

DEFERRED FINANCING COSTS – Net of accumulated amortization of $200,575 and $95,013 at June 30, 2014 and December 31, 2013, respectively	69,258	122,087

OTHER ASSETS – Net of accumulated depreciation of $81,614 and $111,909 at June 30, 2014 and December 31, 2013, respectively	60,278	43,075

ASSETS RELATED TO DISCONTINUED OPERATIONS	66,000	122,340

	$26,711,484	$28,334,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Land notes payable	$5,565,000	$5,600,000
Accounts payable and accrued expenses	368,381	431,344
Due to affiliates	86,739	47,441
Liabilities related to real estate assets held for sale	5,576,328	5,561,579
Liabilities related to discontinued operations	—	560

Total liabilities	11,596,448	11,640,924

COMMITMENTS AND CONTINGENCIES (Note 11)

NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	2,992,777	3,328,791

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,720,257 and 10,702,934 shares issued and 10,063,155 and 10,045,832 shares outstanding at June 30, 2014 and December 31, 2013, respectively	107,202	107,029
Additional paid-in capital	31,119,107	31,097,171
Treasury shares, at cost (72,717 shares at June 30, 2014 and December 31, 2013)	(71,332)	(71,332)
Accumulated deficit	(19,032,718)	(17,767,625)

Total shareholders’ equity	12,122,259	13,365,243

	$26,711,484	$28,334,958

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated		Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$—	$—	$3,587
Other operating income	91	6	5,963	19

Total operating revenues	91	6	5,963	3,606

OPERATING EXPENSES:
Utilities	86	22	89	59
Repairs and maintenance	3,238	49,040	5,582	99,322
Real estate taxes	25,539	26,239	46,545	54,818
Marketing, insurance and other	3,590	2,315	5,115	5,512
General and administrative expenses	471,362	360,248	937,186	802,669
Depreciation expense	1,197	177	1,381	269

Total operating expenses	505,012	438,041	995,898	962,649

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	—	—	—	1,253,933
Gain on disposal of assets	1,344	—	3,897	—
Interest income	338	111	813	264
Interest expense	(247,342)	(127,515)	(485,944)	(291,175)
Amortization of deferred financing costs	(53,708)	(25,697)	(107,829)	(72,721)

Total other (expense) income	(299,368)	(153,101)	(589,063)	890,301

LOSS FROM CONTINUING OPERATIONS	(804,289)	(591,136)	(1,578,998)	(68,742)

LOSS FROM DISCONTINUED OPERATIONS	—	(77,506)	—	(153,255)

NET LOSS	(804,289)	(668,642)	(1,578,998)	(221,997)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(159,410)	(102,369)	(313,905)	(34,143)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(644,879)	$(566,273)	$(1,265,093)	$(187,854)

LOSS PER COMMON SHARE – BASIC AND DILUTED (Note 6):

Loss from continuing operations – basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.01)
Loss from discontinued operations – basic and diluted	—	(0.01)	—	(0.01)
Net loss – basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.02)

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

At June 30, 2014, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

●	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and

●	two tracts of land totaling 11 acres that are held for sale, including a 1.3-acre tract which has subsequently been sold for $700,000 (see Note 4 – Real Estate Assets Held for Sale and Discontinued Operations and Note 12 – Subsequent Events).

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

As a result, Roberts Realty has restated the condensed consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows as of and for the quarterly periods ended June 30, 2014 and 2013 to reflect the change in the taxable status of the company to a taxable C corporation and to include income tax provisions, a corresponding valuation allowance for the net deferred income tax assets. Roberts Realty had a taxable loss in each of the quarterly periods described above and did not have any income tax liability in any of those periods, so there was no tax liability resulting from the change in income tax status.

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

The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the six months ended June 30, 2014 and 2013 (see Note 6 – Shareholders’ Equity – Earnings per Share):

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

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets. The real estate assets held for sale and the liabilities related to real estate assets held for sale as of June 30, 2014 and December 31, 2013 were as follows:

	Real Estate Assets Held for Sale
Land Parcels	6/30/14	12/31/13

North Springs Land	$11,000,000	$11,000,000
Commercial Site in Johns Creek(1)	500,000	500,000
Total Real Estate Assets Held for Sale	$11,500,000	$11,500,000

	Liabilities Related to
	Real Estate Assets Held for Sale
	6/30/14	12/31/13

North Springs Land Loan	$5,500,000	$5,500,000
Other Liabilities	76,328	61,579

Total Liabilities Related to Real Estate Assets Held for Sale	$5,576,328	$5,561,579

(1)	Roberts Realty sold the Johns Creek commercial site for $700,000 on July 17, 2014. See Note 12 – Subsequent Events.

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

Land Loans The operating partnership is the borrower and Roberts Realty is the guarantor for the loans secured by Roberts Realty’s land parcels. The outstanding principal balances of these loans at June 30, 2014 and December 31, 2013 were as follows (in order of maturity date):

		Interest
Land Parcel		Rate as of	Principal Outstanding
Securing Loan	Maturity	6/30/14	6/30/14	12/31/13
Highway 20(1)	10/08/14	5.00%	2,565,000	2,600,000
Bradley Park	4/1/15	4.75%	$3,000,000	$3,000,000

Total Land Loans			5,565,000	5,600,000

North Springs (2) (3)	10/17/14	13.00%	5,500,000	5,500,000

Total Land Loans for Real Estate Assets Held for Sale			5,500,000	5,500,000

Totals			$11,065,000	$11,100,000

(1)	On July 17, 2014, the Highway 20 land loan was paid down by $690,364. See Note 12 – Subsequent Events.

(2)	The North Springs land loan can be extended to January 17, 2015 through a 3-month extension option by paying a 1.0% extension fee. Upon the sale of the North Springs property, Roberts Realty will pay a 1% exit fee to the lender.

(3)	The North Springs land loan is classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.

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

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares used in Roberts Realty’s basic and diluted earnings per share computations. The effect of the operating partnership units and the related income are not included in the diluted earnings per share calculations because they are not dilutive. See Note 3 – Basis of Presentation.

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

The following tables summarize the operating results and total assets of Roberts Realty’s reportable segments as of and for the three and six months ended June 30, 2014 and 2013. The retail/office segment was composed of the Bassett and Spectrum retail centers, along with the Northridge Office Building. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations for more detailed information. The land segment is composed of (a) three tracts of land totaling 71 acres that are in various phases of development and construction, and (b) two tracts of land held for sale totaling 11 acres. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations and Note 12 – Subsequent Events. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended June 30, 2014
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	91	91

Total operating revenues from consolidated entities	—	—	91	91

Operating expenses	—	179,620	324,195	503,815
Depreciation expense	—	—	1,197	1,197

Total operating expenses from consolidated entities	—	179,620	325,392	505,012

Other (expense) income	—	(301,050)	1,682	(299,368)

Consolidated loss from continuing operations	—	(480,670)	(323,619)	(804,289)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	—	(480,670)	(323,619)	(804,289)

Consolidated loss attributable to noncontrolling interest	—	(95,269)	(64,141)	(159,410)

Consolidated loss available for common shareholders	$—	$(385,401)	$(259,478)	$(644,879)

Total assets at June 30, 2014	$66,000	$24,345,742	$2,299,742	$26,711,484

Three Months Ended June 30, 2013
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	6	6

Total operating revenues from consolidated entities	—	—	6	6

Operating expenses	—	83,636	354,228	437,864
Depreciation expense	—	—	177	177

Total operating expenses from consolidated entities	—	83,636	354,405	438,041

Other (expense) income	—	(153,212)	111	(153,101)

Consolidated loss from continuing operations	—	(236,848)	(354,288)	(591,136)

Consolidated loss from discontinued operations (Note 4)	(77,506)	—	—	(77,506)

Consolidated net loss	(77,506)	(236,848)	(354,288)	(668,642)

Consolidated loss attributable to noncontrolling interest	(11,866)	(36,262)	(54,241)	(102,369)

Consolidated loss available for common shareholders	$(65,640)	$(200,586)	$(300,047)	$(566,273)

Total assets at June 30, 2013	$11,276,478	$23,941,635	$147,120	$35,365,233
16

Six Months Ended June 30, 2014
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	5,963	5,963

Total operating revenues from consolidated entities	—	—	5,963	5,963

Operating expenses	—	322,383	672,134	994,517
Depreciation expense	—	—	1,381	1,381

Total operating expenses from consolidated entities	—	322,383	673,515	995,898

Other (expense) income	—	(593,773)	4,710	(589,063)

Consolidated loss from continuing operations	—	(916,156)	(662,842)	(1,578,998)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	—	(916,156)	(662,842)	(1,578,998)

Consolidated loss attributable to noncontrolling interest	—	(182,132)	(131,773)	(313,905)

Consolidated loss available for common shareholders	$—	$(734,024)	$(531,069)	$(1,265,093)

Total assets at June 30, 2014	$66,000	$24,345,742	$2,299,742	$26,711,484

Six Months Ended June 30, 2013
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$3,587	$—	$3,587
Other operating income	—	—	19	19

Total operating revenues from consolidated entities	—	3,587	19	3,606

Operating expenses	—	172,184	790,196	962,380
Depreciation expense	—	—	269	269

Total operating expenses from consolidated entities	—	172,184	790,465	962,649

Other income	—	890,037	264	890,301

Consolidated income (loss) from continuing operations	—	721,440	(790,182)	(68,742)

Consolidated loss from discontinued operations (Note 4)	(153,255)	—	—	(153,255)

Consolidated net (loss) income	(153,255)	721,440	(790,182)	(221,997)

Consolidated (loss) income attributable to noncontrolling interest	(23,571)	110,958	(121,530)	(34,143)

Consolidated (loss) income available for common shareholders	$(129,684)	$610,482	$(668,652)	$(187,854)

Total assets at June 30, 2013	$11,276,478	$23,941,635	$147,120	$35,365,233

8.	RELATED PARTY TRANSACTIONS

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

	Total	Amounts	Amounts	Remaining
	Contract	Incurred from	Incurred from	Contractual
	Amount	1/1/13 to 6/30/13	1/1/14 to 6/30/14	Commitment

Highway 20	$1,050,000	$0	$87,500	$302,500

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
18

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

NYSE MKT Notice of Noncompliance. On November 20, 2014, Robert Realty received a notice of noncompliance from the NYSE MKT stock exchange (the “Exchange”). The notice of noncompliance states that the Exchange has determined that Roberts Realty was not in compliance with Section 134 and 1101 of the Exchange's Company Guide due to Roberts Realty’s failure to timely file its quarterly report on Form 10-Q for the quarter ended Sept. 30, 2014. On December 31, 2014, Roberts Realty received a letter from the Exchange accepting its listing compliance plan. Under the plan, Roberts Realty has until February 18, 2015 to regain compliance with the continued listing standards of the Exchange.

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

Overview

We are a real estate development, investment, and operating company. Our primary business is to develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through its wholly owned subsidiary, owns all of our properties. At June 30, 2014, we were its sole general partner and owned an 80.20% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure. As of the filing date of this report, we own the following real estate assets, all of which are located in the north Atlanta metropolitan area:

●	three tracts of land totaling 71 acres, zoned for 584 multifamily apartment units, that are in various phases of development and construction; and

●	one tract of land totaling 10 acres that is held for sale (this asset is classified as real estate assets held for sale in our condensed consolidated balance sheets – see Recent Developments below).

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

	Three Months Ended June 30,		$Increase
	2014	2013	(Decrease)
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$91	$6	$85

OPERATING EXPENSES:
Property operating expenses	32,453	77,616	(45,163)
General and administrative expenses	471,362	360,248	111,114
Depreciation expense	1,197	177	1,020

Total operating expenses	505,012	438,041	66,971

OTHER EXPENSE	(299,368)	(153,101)	146,267

LOSS FROM CONTINUING OPERATIONS	(804,289)	(591,136)	213,153

LOSS FROM DISCONTINUED OPERATIONS	—	(77,506)	(77,506)

NET LOSS	$(804,289)	$(668,642)	$135,647

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

	Six Months Ended June 30,		$(Decrease)
	2014	2013	Increase
	(Unaudited)	(Unaudited)

TOTAL OPERATING REVENUES	$5,963	$3,606	$2,357

OPERATING EXPENSES:
Property operating expenses	57,331	159,711	(102,380)
General and administrative expenses	937,186	802,669	134,517
Depreciation expense	1,381	269	1,112

Total operating expenses	995,898	962,649	33,249

OTHER (EXPENSE) INCOME	(589,063)	890,301	1,479,364

LOSS FROM CONTINUING OPERATIONS	(1,578,998)	(68,742)	1,510,256

LOSS FROM DISCONTINUED OPERATIONS	—	(153,255)	(153,255)

NET LOSS	$(1,578,998)	$(221,997)	$1,357,001

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

The two primary reasons for our negative operating cash flow are as follows:

●	We own four tracts of land totaling 81 acres with an aggregate book value of $23,776,407 that secure land loans totaling $10,374,636. Because land does not generate revenue, a substantial portion of our negative cash flow is a result of the carrying costs (interest expense and real estate taxes) on our land.
31

●	Our general and administrative expenses were $1,801,887 for the calendar year 2013 and $937,186 for the six months ended June 30, 2014; these expenses include the costs of being an SEC reporting company and having our shares listed on the NYSE MKT stock exchange. These costs also include accounting and related fees to our independent auditors as well as to another accounting firm required for our compliance with Section 404(a) of the Sarbanes-Oxley Act, legal fees, financial printing and other compliance fees, director compensation, and directors and officers insurance premiums. We estimate that these additional costs related to being a public reporting company are approximately $550,000 per year.

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
33

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

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because they have determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes (which was a deficiency in our internal control over financial reporting that constituted a material weakness at June 30, 2014), was also sufficient to cause them to conclude that our disclosure controls and procedures were not effective at that date. In reaching that conclusion, our Chief Executive Officer and Chief Financial Officer took into account in particular that we are restating our consolidated financial statements and related footnote disclosures for the quarterly periods years ended June 30, 2014 and 2013. See the Explanatory Note following the cover page of this Form 10-Q/A and the following section of this Item 4.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, for the reasons explained in the Explanatory Note following the cover page of this Form 10-Q/A, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 and at June 30, 2014.

As explained in the Explanatory Note, our management has determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes was a deficiency in our internal control over financial reporting that constitutes a material weakness at December 31, 2013 and at June 30, 2014. To correct the effect of this material weakness, we are filing this Form 10-Q/A for the purposes explained in the Explanatory Note.

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

In prior years, we have suffered losses, for tax and financial statement purposes, that generated significant federal and state net operating loss carry forwards. Although these net operating loss carry forwards may be used against future taxable income in future periods, we will not receive any tax benefits from the tax losses we incurred unless, and only to the extent that we have taxable income in the 20-year net operating loss carry forward period. Based on the timing of reversals of our existing taxable temporary differences and our history of losses, management does not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets. Therefore, we have maintained a full valuation allowance against our net deferred tax assets in our condensed consolidated financial statements as of June 30, 2014 and 2013.

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
44