Form 10-Q
period 2014-09-30
ACRE REALTY INVESTORS INC
filed 2015-02-17
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

EXPLANATORY NOTE

Background

ACRE Realty Investors Inc. (formerly known as Roberts Realty Investors, Inc.) is filing this Form 10-Q for the period ended September 30, 2014 in order to remediate its late filing status with the SEC and to return to compliance with the continued listing standards of the NYSE MKT stock exchange.

On November 17, 2014, we filed a Report on Form 12b-25 stating that, during the course of our pursuit of strategic alternatives as described in previous SEC filings, an error was discovered in the calculation of the 95% gross income test for purposes of our qualification as a REIT under the Internal Revenue Code in the tax year ended December 31, 2009. The error related solely to whether certain transactions created income and the characterization of certain items of income between “good” and “bad” income for the purposes of this specific REIT qualification test. Consequently, we did not qualify as a REIT for the years ended December 31, 2009-2014. Our consolidated financial statements for those periods were prepared based on the assumption that the company was a REIT when it was actually a taxable C corporation. As a result, our board of directors, including our audit committee, concluded on November 17, 2014 that we had failed to qualify to be taxed as a REIT for federal income tax purposes in the tax year ended December 31, 2009 and for the periods since that date, and, accordingly, our previously issued consolidated financial statements included in our SEC filings after December 31, 2008 should no longer be relied upon.

This change in our taxable status does not negatively affect our economic position during the periods described above. We had a taxable loss in each of the years during the period described above, and we did not have any tax liability in any of those years despite being a C corporation each year. We made no distributions to shareholders in any of those years and as of December 31, 2013, we had approximately $15.94 million of net operating loss carry forwards. As a taxable C corporation, we have included a tax provision and a corresponding valuation allowance in our restated consolidated financial statements.

As a result of the above-described adjustments, we have restated our consolidated financial statements for 2013 and 2012. As of December 31, 2013 and 2012, the restatements related to the change in taxable status (a) had no effect on total assets, total liabilities, net loss, or total stockholders’ equity, but (b) did result in offsetting adjustments within assets. Our principal executive officer and principal financial officer as of the date of the filing of this Form 10-Q were not affiliated with us during the periods presented in this Form 10-Q and had no involvement with the events that gave rise to the restatements.

Concurrently with the filing of this Form 10-Q for the period ended September 30, 2014, we are also filing with the SEC an Amendment No. 1 on Form 10-K/A to our Original 10-K containing the restated financial statements described above. We are also filing with the SEC Forms 10-Q/A for the periods ended March 31, 2014 and June 30, 2014 restated condensed consolidated financial statements that include the comparative periods in 2013.

Internal Control Consideration

Our management (prior to the changes in our management described below under “Recent Events Not Reflected in This Form 10-Q”) has determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes was a deficiency in our internal control over financial reporting that constituted a material weakness at September 30, 2014, as described in Part I, Item 4 of this Form 10-Q. As also described in Part I, Item 4 of this Form 10-Q, this determination led to a conclusion by our Chief Executive Officer and Chief Financial Officer (prior to the events described below under “Recent Events Not Reflected in This Form 10-Q”) that, as of September 30, 2014, the end of the period covered by this report, our disclosure controls and procedures were not effective.

i

Recent Events Not Reflected in This Form 10-Q

The events described below are not reflected in this Form 10-Q, other than in Note 12 - Subsequent Events - to the financial statements included herein and under Recent Developments in Part I, Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ii

References to the Registrant

As described in “Recent Developments” in this Form 10-Q, on January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc., and we use the new name on the cover page, the signature page, and certain exhibits. Given that much of this Form 10-Q covers the historical period before the name change occurred, we refer to the registrant elsewhere in this Form 10-Q (unless the context indicates otherwise) as “Roberts Realty,” “we,” “us,” “the company,” and “our.” Those references also encompass our wholly owned subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to ACRE Realty LP only.

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our future prospects and expanded business strategy, including the possible sale of our land parcels; the acquisition of new real estate assets and the timing of the closing of these transactions. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, assumptions, and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Amendment No.1 on Form 10-K/A for the year ended December 31, 2013 (which we are filing with the SEC concurrently with this Form 10-Q), as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

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

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
ASSETS

REAL ESTATE ASSETS:
Construction in progress and real estate under development	$4,444,811	$4,373,789
Real estate assets held for sale	19,275,735	19,576,596

Net real estate assets	23,720,546	23,950,385

CASH AND CASH EQUIVALENTS	924,070	3,522,867

RESTRICTED CASH	299,532	574,204

DEFERRED FINANCING COSTS – Net of accumulated amortization of $68,915 and $95,013 at September 30, 2014 and December 31, 2013, respectively	100,579	122,087

OTHER ASSETS – Net of accumulated depreciation of $83,000 and $111,909 at September 30, 2014 and December 31, 2013, respectively	158,428	43,075

ASSETS RELATED TO DISCONTINUED OPERATIONS	21,000	122,340

	$25,224,155	$28,334,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$343,582	$395,196
Due to affiliates	59,204	47,441
Liabilities related to real estate assets held for sale	10,445,452	11,197,727
Liabilities related to discontinued operations	—	560

Total liabilities	10,848,238	11,640,924

COMMITMENTS AND CONTINGENCIES (Note 11)

NONCONTROLLING INTEREST – OPERATING PARTNERSHIP	2,842,119	3,328,791

SHAREHOLDERS’ EQUITY:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding

Common shares, $.01 par value, 100,000,000 shares authorized, 10,724,009 and 10,702,934 shares issued and 10,066,907 and 10,045,832 shares outstanding at September 30, 2014 and December 31, 2013, respectively	107,240	107,029
Additional paid-in capital	31,123,486	31,097,171
Treasury shares, at cost (72,717 shares at September 30, 2014 and
December 31, 2013, respectively)	(71,332)	(71,332)
Accumulated deficit	(19,625,596)	(17,767,625)

Total shareholders’ equity	11,533,798	13,365,243

	$25,224,155	$28,334,958

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$—	$—	$3,587
Other operating income	181	25,001	6,144	25,020

Total operating revenues	181	25,001	6,144	28,607

OPERATING EXPENSES:
Utilities	296	145	385	204
Repairs and maintenance	3,024	70,121	8,606	169,443
Real estate taxes	25,896	27,550	72,441	82,368
Marketing, insurance and other	7,609	1,494	12,724	7,006
General and administrative expenses	596,115	360,650	1,533,301	1,163,319
Depreciation expense	1,386	176	2,767	445

Total operating expenses	634,326	460,136	1,630,224	1,422,785

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	195,099	—	195,099	1,253,933
Gain on disposal of assets	—	—	3,897	—
Interest income	199	297	1,012	561
Interest expense	(240,593)	(231,346)	(726,537)	(522,521)
Amortization of deferred financing costs	(59,679)	(57,509)	(167,508)	(130,230)

Total other (expense) income	(104,974)	(288,558)	(694,037)	601,743

LOSS FROM CONTINUING OPERATIONS	(739,119)	(723,693)	(2,318,117)	(792,435)

LOSS FROM DISCONTINUED OPERATIONS	—	(333,037)	—	(486,292)

NET LOSS	(739,119)	(1,056,730)	(2,318,117)	(1,278,727)

LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(146,272)	(187,675)	(460,146)	(206,898)

LOSS AVAILABLE FOR COMMON SHAREHOLDERS	$(592,847)	$(869,055)	$(1,857,971)	$(1,071,829)

LOSS PER COMMON SHARE – BASIC AND DILUTED (Note 6):

Loss from continuing operations – basic and diluted	$(0.06)	$(0.05)	$(0.18)	$(0.06)
Loss from discontinued operations – basic and diluted	—	(0.03)	—	(0.04)
Net loss – basic and diluted	$(0.06)	$(0.08)	$(0.18)	$(0.10)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,318,117)	$(1,278,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,275	257,851
Loss on extinguishment of debt	—	298,543
Gain on sale of real estate assets	(195,099)	(1,253,933)
Share-based compensation expense	—	18,630
Amortization of above and below market leases	—	(3,357)
Decrease in due from affiliates	—	403,182
(Increase) decrease in other assets	(4,755)	26,038
Increase (decrease) in due to affiliates	11,763	(6,537)
(Decrease) increase in accounts payable, accrued expenses and other liabilities relating to operations	(3,628)	478,315

Net cash used in operating activities	(2,339,561)	(1,059,995)

INVESTING ACTIVITIES:
Proceeds from sale of real estate assets	700,000	8,040,000
Proceeds from sale of furniture, fixtures and equipment	3,897	—
Purchase of furniture, fixtures and equipment	(15,922)	(1,902)
Payment of leasing costs	—	(4,668)
Decrease (increase) in restricted cash	274,672	(830,419)
Decrease in accounts payable, accrued expenses and other liabilities relating to investing activities	(822)	(60,120)
Decrease in due to affiliates relating to investing activities	—	(605)
Development and construction of real estate assets	(275,061)	(517,586)

Net cash provided by investing activities	686,764	6,624,700

FINANCING ACTIVITIES:
Principal repayments on mortgage notes payable	—	(19,120)
Principal repayments on liabilities related to real estate assets held for sale	(800,000)	(9,400,591)
Payment of loan costs	(146,000)	(264,434)
Proceeds from land note payable related to real estate assets held for sale	—	5,500,000

Net cash used in financing activities	(946,000)	(4,184,145)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,598,797)	1,380,560

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,522,867	401,018

CASH AND CASH EQUIVALENTS, END OF PERIOD	$924,070	$1,781,578

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$728,035	$671,970

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:

Redemption of operating partnership units for common shares	$17,759	$37,896

Contribution of common shares for operating partnership units	$—	$(607,760)

Adjustments to noncontrolling interest in the operating partnership	$8,767	$(166,540)

NON-CASH DISPOSITION OF REAL ESTATE ASSETS RELATED TO DISCONTINUED OPERATIONS:

Disposition of real estate assets related to discontinued operations	$—	$4,625,604

Decrease in assets related to discontinued operations	$—	$38,144

Extinguishment of liabilities related to discontinued operations	$—	$(5,013,855)

See notes to the condensed consolidated financial statements.

ROBERTS REALTY INVESTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

ACRE Realty Investors Inc. (known as Roberts Realty Investors, Inc. until its name was changed on January 30, 2015), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. Given that the financial statements in this Form 10-Q cover the historical periods during which the company was named Roberts Realty Investors, Inc., we have continued to refer to the company as “Roberts Realty” in these Notes unless the context requires otherwise.

Roberts Realty conducts all of its operations and owns all of its assets in and through Roberts Properties Residential, L.P., a Georgia limited partnership (the “operating partnership”), and the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. Roberts Realty controls the operating partnership as its sole general partner and had an 80.23% ownership interest in the operating partnership at September 30, 2014 and an 80.01% ownership interest in the operating partnership at September 30, 2013.

At September 30, 2014, Roberts Realty owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 70 acres that are held for sale, including a 22-acre tract which is under contract to be sold (See Note 12 – Subsequent Events); and
•	one tract of land totaling 10.9 acres zoned for 220 multifamily apartment units that is under development.
2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

As a result, Roberts Realty has restated the consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows as of and for the years ended December 31, 2013 and 2012 to reflect the change in the taxable status of the company to a taxable C corporation and to include income tax provisions, a corresponding valuation allowance for the net deferred income tax assets, and explanatory note disclosures for income taxes. Roberts Realty also restated the condensed consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statements of cash flows as of and for the quarterly periods ended March 31, 2014 and 2013 and June 30, 2014 and 2013 to reflect these changes. Roberts Realty had a taxable loss in each of the periods described above and did not have any income tax liability in any of those periods, so there was no tax liability resulting from the change in income tax status. Concurrently with the filing of this Form 10-Q for the period ended September 30, 2014, the company is also filing with the SEC an Amendment No.1 on Form 10-K/A to the Original 10-K containing the restated financial statements described above. The company is also presenting in Forms 10-Q/A for the periods ended March 31, 2014 and June 30, 2014 restated condensed consolidated financial statements that also include the applicable periods in 2013.

3.	BASIS OF PRESENTATION

The company’s management has prepared the accompanying interim unaudited financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial statements reflect all adjustments of a normal and recurring nature that are necessary to fairly state the interim financial statements. The results of operations for the interim periods do not necessarily indicate the results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with Roberts Realty’s audited financial statements and the accompanying notes in Amendment No.1 on Form 10-K/A to the Original 10-K for the year ended December 31, 2013. The company has omitted from these notes to condensed consolidated financial statements some of the disclosures contained in the notes to the audited financial statements included in its amended annual report. In the condensed consolidated financial statements included in this report, the company has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale to conform to the current presentation.

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

The noncontrolling interest of the unitholders in the operating partnership on the accompanying balance sheets is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The noncontrolling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The noncontrolling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of Roberts Realty common stock or as Roberts Realty common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The noncontrolling interest of the unitholders in the income or loss of the operating partnership on the accompanying condensed consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 19.79% for the three months ended September 30, 2014 and 17.76% for the three months ended September 30, 2013; and 19.85% for the nine months ended September 30, 2014 and 16.18% for the nine months ended September 30, 2013. There were 1,506,241 units outstanding as of September 30, 2014 and 1,519,036 units outstanding as of December 31, 2013. The noncontrolling interest of the unitholders was $2,842,119 at September 30, 2014 and $3,328,791 at December 31, 2013.

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

The following table details the components of noncontrolling interest related to unitholders in the operating partnership for the nine months ended September 30, 2014 and 2013 (see Note 6 – Shareholders’ Equity – Earnings per Share):

	Nine Months Ended September 30,
	2014	2013

Beginning balance	$3,328,791	$2,674,390
Net loss attributable to noncontrolling interest	(460,146)	(206,898)
Redemptions of noncontrolling partnership units	(17,759)	(37,896)
Contribution of common shares for noncontrolling partnership units	—	607,760
Adjustments to noncontrolling interest in operating partnership	(8,767)	166,540

Ending balance	$2,842,119	$3,203,896

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

Roberts Realty periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying condensed consolidated balance sheets. The real estate assets held for sale and the liabilities related to real estate assets held for sale as of September 30, 2014 and December 31, 2013 were as follows:

	Real Estate Assets Held for Sale
Land Parcels	9/30/14	12/31/13

North Springs Land	$11,000,000	$11,000,000
Commercial Site in Johns Creek	—	500,000
Bradley Park Land	3,515,735	3,421,596
Highway 20 Land	4,760,000	4,655,000

Total Real Estate Assets Held for Sale	$19,275,735	$19,576,596

	Liabilities Related to Real Estate Assets Held for Sale
	9/30/14	12/31/13

North Springs Land	$5,500,000	$5,500,000
Bradley Park Land	3,000,000	3,000,000
Highway 20 Land	1,800,000	2,600,000
Other Liabilities	145,452	97,727

Total Liabilities Related to Real Estate Assets Held for Sale	$10,445,452	$11,197,727

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

On July 17, 2014, Roberts Realty sold its 1.3-acre Johns Creek commercial site (which had a book value of $500,000) for $700,000. Roberts Realty used the net sale proceeds of $690,364 to pay down its $2,565,000 Highway 20 land loan, which reduced the outstanding principal balance of that loan to $1,874,636 (which was reduced further to $1,800,000 upon its renewal on September 30, 2014). Roberts Realty recorded a $195,099 gain on this sale.

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

The following table summarizes the discontinued operations for the three and nine months ended September 30, 2014 and 2013 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES:
Rental operations	$—	$200,447	$—	$689,053
Other operating income	—	34,788	—	111,045

Total operating revenues	—	235,235	—	800,098

OPERATING EXPENSES:
Utilities	—	26,831	—	91,519
Repairs and maintenance	—	22,502	—	70,612
Real estate taxes	—	27,588	—	95,226
Marketing, insurance and other	—	10,092	—	34,123
General and administrative	—	8,351	—	30,778
Depreciation and amortization	—	17,011	—	112,160

Total operating expenses	—	112,375	—	434,418

OTHER INCOME (EXPENSE):
Loss on disposal of assets	—	(888)		(888)
Loss on extinguishment of debt	—	(298,543)		(298,543)
Interest income	—	—	—	74
Interest expense	—	(152,934)	—	(537,599)
Amortization of deferred financing & leasing costs	—	(3,532)	—	(15,016)

Total other expense	—	(455,897)	—	(851,972)

LOSS FROM
DISCONTINUED OPERATIONS	$—	$(333,037)	$—	$(486,292)

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

Land Loans. The operating partnership is the borrower and Roberts Realty is the guarantor for the loans secured by Roberts Realty’s land parcels. The outstanding principal balances of these loans at September 30, 2014 and December 31, 2013 were as follows (in order of maturity date):

		Interest
Land Parcel		Rate as of	Principal Outstanding
Securing Loan(1)	Maturity	9/30/14	9/30/14	12/31/13
North Springs(2)	1/17/15	13.00%	$5,500,000	$5,500,000
Highway 20(3)	2/15/15	5.00%	1,800,000	2,600,000
Bradley Park(4)	4/1/15	4.75%	3,000,000	3,000,000

Total Land Loans for Real Estate Assets Held for Sale			10,300,000	11,100,000

(1)	The North Springs, Highway 20 and Bradley Park land loans are classified as liabilities related to real estate assets held for sale in the condensed consolidated balance sheets. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.
(2)	The maturity date of the North Springs loan was extended to April 17, 2015 and subsequently, the loan was paid in full. See Note 12 – Subsequent Events.
(3)	The Highway 20 loan has been paid in full. See Note 12 – Subsequent Events.
(4)	The maturity date of the Bradley Park loan has been extended to July 3, 2015 and subsequently, the loan was paid down by $750,000. See Note 12 – Subsequent Events.

On August 18, 2014, Roberts Realty extended the North Springs land loan in accordance with the terms of the loan documents. This renewal extended the maturity date of the loan to January 17, 2015 and continued to require monthly interest only payments at an interest rate of 13% per annum. Roberts Realty paid a 1% extension fee and increased the interest reserve by $178,750 to fund the monthly interest only payments. Roberts Realty is required to pay a 1% repayment fee upon the sale of the property or the repayment of the loan.

On September 30, 2014, Roberts Realty renewed the $1,864,636 Highway 20 land loan and extended the maturity date to February 15, 2015. In connection with the extension, Roberts Realty made a $64,636 principal payment, reducing the outstanding principal balance to $1,800,000. Roberts Realty also deposited $22,100 to an interest reserve account to pay monthly interest payments at the prime rate plus 1.75%, with an interest rate floor of 5% per annum and also paid a 2% extension fee. This loan requires fixed principal payments of $10,000 per month over the extension term.

Maturing Short-Term Debt. As of February 9, 2015, the company has one loan with a total principal balance of $2,238,625 that matures within the next 12 months. See Note 12 – Subsequent Events.

6.	SHAREHOLDERS’ EQUITY

Redemption of Units for Shares. During the three months ended September 30, 2014, 2,278 operating partnership units were redeemed for 3,752 shares, and during the nine months ended September 30, 2014, 12,795 units were redeemed for 21,075 shares. During the three months ended September 30, 2013, 2,467 operating partnership units were redeemed for 4,064 shares, and during the nine months ended September 30, 2013, 18,066 operating partnership units were redeemed for 29,756 shares. Each redemption was reflected in the accompanying condensed consolidated financial statements based on the closing price of Roberts Realty’s shares on the date of redemption. See Note 3 – Basis of Presentation.

Treasury Stock. Roberts Realty did not repurchase any shares during the three and nine months ended September 30, 2014 and 2013.

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

There was no restricted stock activity during the three and nine months ended September 30, 2014 and 2013. No unvested shares of restricted stock were outstanding at September 30, 2014 and December 31, 2013, respectively. There was no share based compensation expense related to restricted stock for the three and nine months ended September 30, 2014; or for the three months ended September 30, 2013. Share based compensation expense for the nine months ended September 30, 2013 was $18,630. No unrecognized share based compensation expense related to restricted stock will be recognized in future periods as of September 30, 2014 and December 31, 2013, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Loss from continuing operations available for common shareholders – basic	$(592,847)	$(595,165)	$(1,857,971)	$(664,219)

Loss from continuing operations attributable to noncontrolling interest	(146,272)	(128,528)	(460,146)	(128,216)

Loss from continuing operations – diluted	(739,119)	$(723,693)	(2,318,117)	$(792,435)

Loss from discontinued operations for common shareholders – basic	—	(273,890)	—	(407,610)

Loss from discontinued operations attributable to noncontrolling interest	—	(59,147)	—	(78,682)

Loss from discontinued operations – diluted	—	$(333,037)	—	$(486,292)

Net loss – diluted	$(739,119)	$(1,056,730)	$(2,318,117)	$(1,278,727)

Weighted average number of shares – basic and diluted	10,064,297	10,293,452	10,057,131	10,531,457

Weighted average number of units	2,483,423	2,223,018	2,490,589	2,033,224

Weighted average number of shares – assuming the conversion of all units to shares	12,547,720	12,516,470	12,547,720	12,564,681

7.	SEGMENT REPORTING

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

Roberts Realty develops, constructs, owns, and manages multifamily apartment communities and owns land. Although Roberts Realty previously owned and managed two retail centers and an office building, it completed its exit from the office and retail business in 2013. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. Roberts Realty does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2014 or 2013. Roberts Realty had three reportable operating segments during 2014 and 2013:

1.	the retail/office segment, which consisted of two operating retail centers and an office building (see Note 4 – Real Estate Assets Held for Sale and Discontinued Operations);
2.	the land segment, which consists of various tracts of land; and
3.	the corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results and total assets of Roberts Realty’s reportable segments as of and for the three and nine months ended September 30, 2014 and 2013. The retail/office segment was composed of the Bassett and Spectrum retail centers, along with the Northridge Office Building. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations for more detailed information. The land segment is currently composed of (a) three tracts of land totaling 70 acres that are held for sale, including a 22-acre tract which is under contract to be sold (See Note 12 – Subsequent Events) and (b) one tract of land totaling 10.9 acres that is under development. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Three Months Ended September 30, 2014
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	181	181

Total operating revenues from consolidated entities	—	—	181	181

Operating expenses	—	186,343	446,597	632,940
Depreciation expense	—	—	1,386	1,386

Total operating expenses from consolidated entities	—	186,343	447,983	634,326

Other (expense) income	—	(105,173)	199	(104,974)

Consolidated loss from continuing operations	—	(291,516)	(447,603)	(739,119)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	—	(291,516)	(447,603)	(739,119)

Consolidated loss attributable to noncontrolling interest	—	(57,691)	(88,581)	(146,272)

Consolidated loss available for common shareholders	$—	$(233,825)	$(359,022)	$(592,847)

Total assets at September 30, 2014	$21,000	$23,842,054	$1,361,101	$25,224,155

Three Months Ended September 30, 2013
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	25,000	1	25,001

Total operating revenues from consolidated entities	—	25,000	1	25,001

Operating expenses	—	126,947	333,013	459,960
Depreciation expense	—	—	176	176

Total operating expenses from consolidated entities	—	126,947	333,189	460,136

Other (expense) income	—	(288,855)	297	(288,558)

Consolidated loss from continuing operations	—	(390,802)	(332,891)	(723,693)

Consolidated loss from discontinued operations (Note 4)	(333,037)	—	—	(333,037)

Consolidated net loss	(333,037)	(390,802)	(332,891)	(1,056,730)

Consolidated loss attributable to noncontrolling interest	(59,147)	(69,406)	(59,122)	(187,675)

Consolidated loss available for common shareholders	$(273,890)	$(321,396)	$(273,769)	$(869,055)

Total assets at September 30, 2013	$5,986,580	$24,057,872	$2,612,966	$32,657,418
14

Nine Months Ended September 30, 2014
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$—	$—	$—
Other operating income	—	—	6,144	6,144

Total operating revenues from consolidated entities	—	—	6,144	6,144

Operating expenses	—	508,726	1,118,731	1,627,457
Depreciation expense	—	—	2,767	2,767

Total operating expenses from consolidated entities	—	508,726	1,121,498	1,630,224

Other (expense) income	—	(698,946)	4,909	(694,037)

Consolidated loss from continuing operations	—	(1,207,672)	(1,110,445)	(2,318,117)

Consolidated loss from discontinued operations (Note 4)	—	—	—	—

Consolidated net loss	—	(1,207,672)	(1,110,445)	(2,318,117)

Consolidated loss attributable to noncontrolling interest	—	(239,723)	(220,423)	(460,146)

Consolidated loss available for common shareholders	$—	$(967,949)	$(890,022)	$(1,857,971)

Total assets at September 30, 2014	$21,000	$23,842,054	$1,361,101	$25,224,155

Nine Months Ended September 30, 2013
	Retail/Office	Land	Corporate	Total

Rental operations	$—	$3,587	$—	$3,587
Other operating income	—	25,000	20	25,020

Total operating revenues from consolidated entities	—	28,587	20	28,607

Operating expenses	—	299,131	1,123,209	1,422,340
Depreciation expense	—	—	445	445

Total operating expenses from consolidated entities	—	299,131	1,123,654	1,422,785

Other income	—	601,182	561	601,743

Consolidated income (loss) from continuing operations	—	330,638	(1,123,073)	(792,435)

Consolidated loss from discontinued operations (Note 4)	(486,292)	—	—	(486,292)

Consolidated net (loss) income	(486,292)	330,638	(1,123,073)	(1,278,727)

Consolidated (loss) income attributable to noncontrolling interest	(78,682)	53,497	(181,713)	(206,898)

Consolidated (loss) income available for common shareholders	$(407,610)	$277,141	$(941,360)	$(1,071,829)

Total assets at September 30, 2013	$5,986,580	$24,057,872	$2,612,966	$32,657,418
15

8.	RELATED PARTY TRANSACTIONS

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

The following contractual arrangements between Roberts Properties and the Roberts Companies were in effect during the three and nine month periods ended September 30, 2014:

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

	Total Contract Amount	Amounts Incurred from 1/1/13 to 9/30/13	Amounts Incurred from 1/1/14 to 9/30/14	Remaining Contractual Commitment

Highway 20	$1,050,000	$0	$105,000	$285,000

Construction Contracts with Roberts Construction. Roberts Realty has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, North Springs, and Highway 20 properties. Under these contracts, Roberts Realty will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. No amounts were incurred on these contracts during the nine months ended September 30, 2014. The following table lists the amounts incurred on these contracts during the nine months ended September 30, 2013.

	Amounts Incurred for Labor and Materials Costs from 1/1/13 to 9/30/13	Amounts Incurred for 5% Profit and 5% Overhead from 1/1/13 to 9/30/13

Bradley Park	$0	$0
Northridge	999	100
North Springs	0	0
Highway 20	0	0

Totals	$999	$100

Other Payments. At the request of Roberts Realty, Roberts Construction performed repairs and maintenance on the land parcels, the retail centers, and the office building, as well as tenant improvements for new leases at the retail centers. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. For the nine months ended September 30, 2014 and 2013, Roberts Realty paid $225,731 and $176,677 in cost reimbursements to Roberts Construction for these services.

Roberts Realty entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of this arrangement, Roberts Realty reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to Roberts Realty. Roberts Realty believes that this reimbursement arrangement allows Roberts Realty to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, Roberts Realty incurred costs of $389,453 and $188,292 for the nine months ended September 30, 2014 and 2013, respectively. The increase in 2014 was partially due to Roberts Properties providing additional services that replaced the services of a full-time temporary contractor that Roberts Realty had retained for 2013, which resulted in a net savings to Roberts Realty. Additionally, Roberts Properties received cost reimbursements of $35,845 and $6,765 for the nine months ended September 30, 2014 and 2013, respectively for operating costs and other expenses of Roberts Realty.

Office Leases. During the nine months ended September 30, 2014, Roberts Realty did not lease any office space to the Roberts Companies and, accordingly, recognized no rental income. On October 30, 2013, Roberts Realty sold its Northridge Office Building to the Fulton County Board of Education, an unrelated third party, for $5,280,000. Prior to the sale, Roberts Realty leased office space in the Northridge Office Building to the Roberts Companies. During 2013, Roberts Properties leased 4,431 rentable square feet and Roberts Construction leased 1,920 rentable square feet. Both leases had a rental rate of $17.00 per rentable square foot. Roberts Realty recognized total rental income from Roberts Properties and Roberts Construction of $80,975 for the nine months ended September 30, 2013.

Sublease of Office Space. On October 30, 2013, Roberts Realty sold its Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off its $2,422,533 Northridge Office Building loan. This sale also reduced Roberts Realty’s negative operating cash flow by approximately $210,000 per year. The Fulton County Board of Education will occupy 100% of the building and as a condition of closing, required that Roberts Realty vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, Roberts Realty was required to seek new office space in another building. On February 19, 2014, Roberts Realty entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, Roberts Realty’s Chairman of the Board, Chief Executive Officer, and President. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, Roberts Realty negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. Roberts Realty has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. Roberts Realty believes the favorable terms of its sublease provides it with significant flexibility in successfully implementing its business plan. Roberts Realty paid a security deposit of $20,577 upon the execution of the lease and has paid $16,989 in rent during the nine months ended September 30, 2014.

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

Non-Cash Impairments on Operating Real Estate Assets. Roberts Realty had no operating assets during the 2014 period. As of September 30, 2013, Roberts Realty determined that the carrying amounts of its operating real estate assets were recoverable and, accordingly, did not record an impairment loss on its operating assets during the period. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations.

Non-Cash Impairments on Land Parcels. As of September 30, 2014 and 2013, Roberts Realty determined that the carrying amount of its land parcels was recoverable. Accordingly, Roberts Realty did not record an impairment loss on its land parcels during either of these periods.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, Roberts Realty uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of financial and non-financial assets and liabilities. Accordingly, the fair values presented in the financial statements may not reflect the amounts ultimately realized on a sale or other disposition of these assets. Roberts Realty held no assets required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. These real estate assets, including land held for sale, are valued using sales activity for similar assets, current offers and contracts, and using inputs management believes are consistent with those that unrelated market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates, and (2) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset. Roberts Realty held no assets required to be measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

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

Roberts Realty has also entered into architectural and engineering contracts with unrelated third parties for the Bradley Park and Northridge apartment communities. At September 30, 2014, outstanding commitments on these contracts totaled $357,413.

Roberts Realty and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on Roberts Realty’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). Roberts Realty has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At September 30, 2014, there were 1,506,241 units outstanding that could be exchanged for 2,480,813 shares, subject to certain conditions.

Under Roberts Realty’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments Roberts Realty could be required to make under this indemnification arrangement is unlimited. Roberts Realty currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, Roberts Realty believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, Roberts Realty has recorded no liabilities for this indemnification arrangement as of September 30, 2014.

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

See Note 12 – Subsequent Events for a description of the status of the contracts described above as of the date of filing of this report.

12.	SUBSEQUENT EVENTS

NYSE MKT Notice of Noncompliance. On November 20, 2014, Robert Realty received a notice of noncompliance from the NYSE MKT stock exchange (the “Exchange”). The notice of noncompliance stated that the Exchange has determined that Roberts Realty was not in compliance with Section 134 and 1101 of the Exchange’s Company Guide due to Roberts Realty’s failure to timely file its quarterly report on Form 10-Q for the quarter ended September 30, 2014. On December 31, 2014, Roberts Realty received a letter from the Exchange accepting the Company’s listing compliance plan, which it submitted on December 5, 2014. Under the plan, the Company has until February 18, 2015 to regain compliance with the continued listing standards of the Exchange.

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

North Springs Land Loan Extension. On January 15, 2015, Roberts Realty paid down the $5,500,000 North Springs land loan by $550,000, which reduced the outstanding principal balance of the loan to $4,950,000, and extended the maturity date to April 17, 2015. We were required to continue to make monthly interest only payments at an interest rate of 13% per annum. At the closing of the A-III transaction described below, $4,877,263 of the investment proceeds were used to repay the North Springs land loan in full.

Bradley Park Land Parcel Sales Contract. On January 26, 2015, Roberts Realty entered into a contract to sell its Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC, which is an affiliate of Mr. Charles Roberts, who was President, Chief Executive Officer, and Chairman of the Board of Roberts Realty on the date the contact was executed. Under the terms of the sale contract, the purchaser paid a $10,000 earnest money deposit. The purchaser has 60 days to inspect the property and elect to proceed with the purchase, at which time the purchaser must pay an additional $15,000 earnest money deposit. Roberts Realty’s audit committee approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. Roberts Realty’s board of directors also approved the transaction in accordance with its Code of Business Conduct and Ethics.

A-III Investment Partners LLC Transaction. On November 19, 2014, Roberts Realty and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”). On January 30, 2015, Roberts Realty and A-III closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of Roberts Realty’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and Roberts Realty issued to A-III warrants to purchase up to an additional 26,760,563 shares of common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the company’s four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

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

The company used a portion of the proceeds of A-III’s investment to pay off mortgage debt outstanding on three of the company’s remaining properties as follows:

Mortgage Debt Paid

North Springs	$4,877,263	(paid in full)

Highway 20	$1,764,058	(paid in full)

Bradley Park	$759,446	(partial payment)

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Amendment No.1 on Form 10-K/A for the year ended December 31, 2013 (which we are filing with the SEC concurrently with this Form 10-Q; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

We are a real estate development, investment, and operating company. Our primary business has been to develop, construct, own, and manage multifamily apartment communities. The operating partnership, either directly or through its wholly owned subsidiary, owns all of our properties. At September 30, 2014, we were the operating partnership’s sole general partner and owned an 80.23% interest in the operating partnership. We expect to continue to conduct our business in this organizational structure. As of the filing date of this report, we own the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 70 acres that are held for sale, including a 22-acre tract which is under contract to be sold (See Recent Developments below); and
•	one tract of land totaling 10.9 acres zoned for 220 multifamily apartment units that is under development and construction.

Recent Developments

A-III Investment Partners LLC Transaction

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

Sales Contract on Bradley Park Land Parcel

On January 26, 2015, we entered into a contract to sell our Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC (“Purchaser”), which is an affiliate of Mr. Charles Roberts, President, CEO, and Chairman of the Board of the Company on the date the contact was executed. Under the terms of the sales contract, the Purchaser paid a $10,000 earnest money deposit. The Purchaser has 60 days to inspect the property and elect to proceed with the purchase, at which time the Purchaser must pay an additional $15,000 earnest money deposit. Our audit committee approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the NYSE MKT stock exchange. Our board of directors also approved the transaction in accordance with our Code of Business Conduct and Ethics.

North Springs Land Loan Extension

On January 15, 2015, we paid down the $5,500,000 North Springs land loan by $550,000, which reduced the outstanding principal balance of the loan to $4,950,000, and extended the maturity date to April 17, 2015. We were required to continue to make monthly interest only payments at an interest rate of 13% per annum. At the closing of the A-III transaction described above, $4,877,263 of the investment proceeds were used to repay the North Springs land loan in full.

Northridge Land Loan

On January 13, 2015, we obtained a $2,000,000 loan from Paul J. A. Lex van Hessen, the lender. The proceeds of the loan were used for working capital purposes prior to the closing of the Stock Purchase Agreement discussed above. The $2,000,000 loan has a maturity date of July 13, 2015, and at its closing we paid a 1.0% origination fee to the lender and a 1.0% consulting fee to the lender’s consultant. The loan has an interest rate of 12% per annum. We prepaid the first three months of interest in the amount of $60,833 at the closing. The loan is secured by the Northridge land parcel, which was owned debt free before this loan closing. The loan documents contain customary representations, covenants, and default provisions, and the loan was guaranteed by both the Company and the operating partnership. Upon repayment of the loan, Roberts Realty will pay the lender a 2% repayment fee. Additionally, at the A-III transaction closing, $2,040,000 of the investment proceeds were deposited into an escrow account, which is anticipated to be used to repay the Northridge Land Loan on March 13, 2015, based on the terms of the escrow agreement with the lender.

Extension and Renewal of Bradley Park Land Loan

On December 22, 2014, we extended and renewed our $2,988,625 Bradley Park land loan, which extended the maturity date of the loan to July 3, 2015.  The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%. At the closing of the A-III transaction described above, $759,446 of the investment proceeds were used to make a partial principal payment on the Bradley Park land loan.

Extension and Renewal of Highway 20 Land Loan

On September 30, 2014, we renewed our $1,864,636 Highway 20 land loan and extended the maturity date to February 15, 2015. Upon the renewal, we made a $64,636 principal payment, which reduced the outstanding principal balance of the Highway 20 loan to $1,800,000. Additionally, we deposited $22,100 as an interest reserve to pay the monthly interest payments at the prime rate plus 1.75% with a floor of 5.0% per annum, and paid a 2% extension fee. Under the renewed loan, we will make fixed principal payments of $10,000 per month during the extended term. At the closing of the A-III transaction described above, $1,764,058 of the investment proceeds were used to repay the Highway 20 land loan in full.

Extension and Renewal of North Springs Land Loan

On August 18, 2014, we renewed our $5,500,000 North Springs land loan with North Springs Financial, LLC in accordance with the terms of the loan documents. The renewal extended the maturity date to January 17, 2015. The renewed and extended loan continues to require monthly interest only payments at an interest rate of 13% per annum. Upon the renewal, we paid a 1.0% extension fee and increased the interest reserve by $178,750 to fund the monthly interest only payments during the extension term. At the closing of the A-III transaction described above, $4,877,263 of the investment proceeds were used to repay the North Springs land loan in full.

Sale of the 1.3-acre Johns Creek Commercial Site

On July 17, 2014, we sold our 1.3-acre Johns Creek commercial site (which had a book value of $500,000) for $700,000. We used the net sale proceeds of $690,364 to pay down our $2,565,000 Highway 20 land loan, which reduced the outstanding principal balance of the loan to $1,874,636 (which was subsequently reduced further at renewal on September 30, 2014 to $1,800,000). We recorded a $195,099 gain on this sale.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Our primary liquidity requirements relate to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. As of September 30, 2014, we had a total of $10,300,000 of outstanding debt. As of the filing date of this report, we have one loan with a total principal balance of $2,238,625 that is scheduled to mature within the next 12 months. The Bradley Park land parcel which secures this loan is under contract to be sold as described in Recent Developments above.

Results of Operations

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended September 30,
	2014	2013	$Increase
	(Unaudited)	(Unaudited)	(Decrease)

TOTAL OPERATING REVENUES	$181	$25,001	$(24,820)

OPERATING EXPENSES:
Property operating expenses	36,825	99,310	(62,485)
General and administrative expenses	596,115	360,650	235,465
Depreciation expense	1,386	176	1,210

Total operating expenses	634,326	460,136	174,190

OTHER EXPENSE	(104,974)	(288,558)	(183,584)

LOSS FROM CONTINUING OPERATIONS	(739,119)	(723,693)	15,426

LOSS FROM DISCONTINUED OPERATIONS	—	(333,037)	(333,037)

NET LOSS	$(739,119)	$(1,056,730)	$(317,611)

Net loss decreased $317,611 when compared to the 2013 period. This decrease was primarily the result of a $62,485 decrease in operating expenses, an $183,584 decrease in other expense and, a $333,037 decrease in loss from discontinued operations, offset by $24,820 decrease in total operating revenues and a $235,465 increase in general and administrative expenses. We explain below the major variances between the 2014 and 2013 periods.

Property operating expenses – consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense – decreased by $62,485 from $99,310 in the 2013 period to $36,825 in the current period, primarily due to decreased repairs and maintenance expenses related to our land parcels.

General and administrative expenses increased by $235,465 from $360,650 in the 2013 period to $596,115 in the current period. This increase was primarily due to an increase in legal expense, temporary personnel expenses and professional services expense related to our land parcels.

Other expense decreased $183,584 from $288,558 in the 2013 period to $104,974 in the current period. This decrease was primarily due to a $195,099 gain on the sale of real estate assets from the Johns Creek commercial site, offset by a $9,247 increase in interest expense and a $2,170 increase in the amortization of deferred financing costs as a result of the North Springs loan.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

The following table highlights our operating results for the periods presented and should be read along with the condensed consolidated financial statements and the accompanying notes included in this report.

	Nine Months Ended September 30,
	2014	2013	$(Decrease)
	(Unaudited)	(Unaudited)	Increase

TOTAL OPERATING REVENUES	$6,144	$28,607	$(22,463)

OPERATING EXPENSES:
Property operating expenses	94,156	259,021	(164,865)
General and administrative expenses	1,533,301	1,163,319	369,982
Depreciation expense	2,767	445	2,322

Total operating expenses	1,630,224	1,422,785	207,439

OTHER (EXPENSE) INCOME	(694,037)	601,743	1,295,780

LOSS FROM CONTINUING OPERATIONS	(2,318,117)	(792,435)	1,525,682

LOSS FROM DISCONTINUED OPERATIONS	—	(486,292)	(486,292)

NET LOSS	$(2,318,117)	$(1,278,727)	$1,039,390

Net loss increased $1,039,390 when compared to the 2013 period. This increase was primarily due to a $22,463 decrease in operating revenues, a $207,439 increase in operating expenses, a $1,295,780 increase in other expense, offset by a $486,292 decrease in loss from discontinued operations. We explain below the major variances between the 2014 and 2013 periods.

Property operating expenses – consisting of utilities, repairs and maintenance, real estate taxes, and marketing and insurance expense – decreased by $164,865 from $259,021 in the 2013 period to $94,156 in the current period, primarily due to decreased repairs and maintenance expenses related to our land parcels.

General and administrative expenses increased by $369,982 from $1,163,319 in the 2013 period to $1,533,301 in the current period. This increase was primarily due to an increase in legal expense, temporary personnel expenses and professional services expense related to our land parcels.

Other expense increased $1,295,780 when compared to the 2013 period, primarily as a result of the $1,253,933 gain in the 2013 period from the sale of the Peachtree Parkway property compared to $195,099 of gain from the sale of real estate assets in the 2014 period, coupled with a $204,016 increase in interest expense and a $37,278 increase in the amortization of deferred financing costs in the 2014 period as a result of the North Springs loan.

Loss from discontinued operations decreased by $486,292 when compared to the 2013 period as a result of the dispositions of the Bassett and Spectrum retail centers and the sale of the Northridge Office Building, all of which occurred during 2013.

Liquidity and Capital Resources

Overview

At September 30, 2014, we had $25,224,155 in total assets, of which $924,070 was cash and cash equivalents. In addition, we held $299,532 in restricted cash reserved for the payment of interest on our North Springs and Highway 20 loans. As of February 9, 2015, we held $3,753,304 in cash and cash equivalents, and we held $2,040,000 in restricted cash which is anticipated to be used to repay the Northridge Land Loan on March 13, 2015, based on the terms of the escrow agreement with the lender.

Our primary liquidity requirements relate to our continuing negative operating cash flow and our maturing short-term debt. As of September 30, 2014, we had a total of $10,300,000 of outstanding debt. As of the filing date of this report, we have one loan with a total principal balance of $2,238,625 that is scheduled to mature within the next 12 months. The Bradley Park land parcel which secures this loan is under contract to be sold as described in Recent Developments above.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses and interest on our debt. At September 30, 2014, we had a cash balance of $924,070. We are currently using our cash balance, which was $3,753,304 as of February 9, 2015, to meet our short-term liquidity requirements, including general and administrative expenses, interest on our debt, and funding the carrying costs of our existing properties.

Comparison of Nine Months ended September 30, 2014 to Nine Months ended September 30, 2013

Cash and cash equivalents decreased $2,598,797 during the first nine months of 2014 compared to an increase of $1,380,560 during the 2013 period. The respective changes in cash are described below.

Net cash used in operating activities in the 2014 period was $2,339,561 compared to $1,059,995 of cash used in operating activities during the 2013 period. This increase was primarily the result of a $403,182 decrease in due from affiliates coupled with a $481,943 decrease in the change in accounts payable, accrued expenses, and other liabilities relating to operating activities.

Net cash provided by investing activities was $686,764 during the 2014 period compared to net cash provided by investing activities of $6,624,700 during the 2013 period. This decrease was primarily due to the $8,040,000 of sales proceeds from the Peachtree Parkway property in the 2013 period; partially offset by a $242,525 decrease in development and construction of real estate assets, a $59,903 increase in the change in accounts payable, accrued expenses, and other liabilities relating to investing activities, and a $1,105,091 increase in the change in restricted cash.

Net cash used in financing activities was $946,000 for the 2014 period compared to $4,184,145 during the 2013 period. The decrease in cash used by financing activities primarily resulted from the $7,000,200 payoff of the Peachtree Parkway loan, along with $93,282 of principal repayments on liabilities related to discontinued operations in the 2013 period which was partially offset by the $5,500,000 North Springs loan.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2015 as summarized below:

Debt Maturity Schedule as of September 30, 2014

Year	Total Principal Payments Per Year	Recourse Loans with Balloon Payments

2014	30,000	Highway 20
2015	10,270,000	North Springs, Highway 20, Bradley Park
2016	—
2017	—
2018	—

Thereafter	—

Total	$10,300,000

Short-Term Debt

As of September 30, 2014, we had a total of $10,300,000 of outstanding debt. As of the filing date of this report, we have a total of $2,238,625 in debt that matures within the next 12 months. All of that debt matures before July 3, 2015.

Effect of Floating Rate Debt

We have one loan that bears interest at a floating rate. As of the filing date of this report, this loan has an aggregate outstanding principal balance of $2,238,625 and bears interest at 350 basis points over the 30-day LIBOR, with an interest rate floor of 4.75%. Changes in LIBOR that increases the interest rate on this loan above its respective interest rate floor will increase our interest expense. For example, a 1.0% increase in the interest rate on this loan above its respective interest rate floor would increase our interest expense by approximately $22,386 per year and reduce our liquidity and capital resources by that amount.

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

As of September 30, 2014 and 2013, we determined that the carrying amounts of our operating real estate assets and our land parcels were recoverable. Accordingly, we did not record an impairment loss during the nine months ended September 30, 2014 and 2013.

Income Taxes

In preparing our condensed consolidated financial statements, management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our current tax due and assess temporary differences resulting from differing treatment of asset and liability amounts for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We recorded a full valuation allowance against our net deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we will include the adjustments in the deferred tax assets and liabilities in our condensed consolidated financial statements.

As of December 31, 2013, we had net operating loss carryforwards of approximately $15.94 million. These net operating losses are available to offset future taxable income through 2033.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carry forwards. Based on the timing of the reversal of future taxable amounts and our history of losses, we do not believe that we have met the requirements to realize the benefits of our net deferred tax assets; therefore, we have maintained a full valuation allowance.

In addition, our ability to use the net operating loss carry forwards would be severely limited in upon the completion of a transaction that results in an ownership change under Section 382 of the Internal Revenue Code.

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

Disclosure Controls and Procedure

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because they have determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes (which was a deficiency in our internal control over financial reporting that constituted a material weakness at September 30, 2014), was also sufficient to cause them to conclude that our disclosure controls and procedures were not effective at that date. In reaching that conclusion, our Chief Executive Officer and Chief Financial Officer took into account in particular that we were late in filing our condensed consolidated financial statements and related footnote disclosures for the quarterly periods ended September 30, 2014 and 2013. See the Explanatory Note following the cover page of this Form 10-Q and the following section of this Item 4.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, for the reasons explained in the Explanatory Note following the cover page of this Form 10-Q, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 and at September 30, 2014.

As explained in the Explanatory Note, our management has determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes was a deficiency in our internal control over financial reporting that constitutes a material weakness at December 31, 2013 and at September 30, 2014.

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

None of the Company, the operating partnership, or our properties is presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Amendment No.1 on Form 10-K/A for the year ended December 31, 2013 (which we are filing with the SEC concurrently with this Form 10-Q), as well as the risk factors described below. These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.

As of the filing date of this report, we have a total of $2,238,625 in debt that matures within the next 12 months. If we are unable to extend or refinance our debt at maturity on acceptable terms, or at all, or we are unable to find alternative funding, we might be compelled to dispose of one or more of our properties on disadvantageous terms, which could result in losses to us. Those losses could have a material adverse effect on our ability to pay amounts due on our debt and to pay distributions to our investors. Further, if we are unable to meet mortgage payments on any mortgaged property, the mortgagee could foreclose upon the property, resulting in a loss of our asset value.

We may not be able to benefit from our net operating loss carry forwards.

In preparing our condensed consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatments of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period; we include the adjustments in the deferred tax assets and liabilities in our condensed consolidated financial statements. These adjustments could materially affect our results of operations, cash flows and financial position.

 In prior years, we have suffered losses, for tax and financial statement purposes, that generated significant federal and state net operating loss carry forwards. Although these net operating loss carry forwards may be used against future taxable income in future periods, we will not receive any tax benefits from the tax losses we incurred unless, and only to the extent that we have taxable income in the 20-year net operating loss carry forward period. Based on the timing of the reversals of our existing taxable temporary differences and our history of losses, management does not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets. Therefore, we have maintained a full valuation allowance against our net deferred tax assets in our condensed consolidated financial statements as of September 30, 2014 and 2013.

In addition, our ability to use the net operating loss carry forwards would be severely limited upon the completion of a transaction that results in an ownership change under Section 382 of the Internal Revenue Code.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Renewal of $5,500,000 North Springs land loan with North Springs Financial, LLC on August 18, 2014. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated August 18, 2014.]

10.2	Reciprocal Easements Agreement dated November 3, 2014 by and between Highway Nine Investors, LLC and Roberts Properties Residential, L.P. (Bradley Park). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 3, 2014.]

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101

The following financial statements from Roberts Realty Investors, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Condensed Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
36