Form 10-K
period 2014-12-31
ACRE REALTY INVESTORS INC
filed 2015-03-30
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No.  )

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

212-878-3504

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

Yes ☐      No ☑

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,628,973 based on the closing sale price of $.79 per share as reported on the NYSE MKT exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 20, 2015
Common Stock, $.01 par value per share	20,051,506 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None	N/A

EXPLANATORY NOTE

This Annual Report on Form 10-K (this “Form 10-K”) is presented for the year ended December 31, 2014 and contains audited historical consolidated financial statements for the 2014 and 2013 fiscal years. See “Previously Announced Restatements of Financial Statements” and “Other Recent Events” under this Explanatory Note below for a description of certain material events and related changes in our company that occurred after December 31, 2014. Our principal executive officer and principal financial officer as of the date of the filing of this Form 10-K were not affiliated with the registrant during the periods presented in this Form 10-K.

Previously Announced Restatements of Financial Statements

As previously announced, on February 17, 2015, we filed with the SEC (i) amendments to our Annual Report on Form 10-K for the 2013 fiscal year and amendments to our Quarterly Reports on Form 10-Q for the first and second quarters of 2014 containing restated consolidated financial statements for those periods and for the comparative periods from the prior years in order to reflect the fact that the Company did not qualify as a real estate investment trust, or REIT, under the Internal Revenue Code during the periods presented and (ii) our Quarterly Report on Form 10-Q for the third quarter of 2014.

The information presented in this Form 10-K includes our audited historical consolidated financial statements for 2014 and 2013 after giving effect to the restatements described above.

Other Recent Events

On November 19, 2014, the Company and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”). On January 30, 2015, the Company and A-III closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and the Company issued to A-III warrants to purchase up to an additional 26,760,563 shares of the Company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the Company’s four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. The Company used a portion of the proceeds of A-III’s investment to pay off certain of the Company’s outstanding indebtedness.

Immediately after the closing, the Company’s name was changed to ACRE Realty Investors Inc., and the name of the Company’s operating partnership was changed to ACRE Realty LP. On February 2, 2015, the Company’s common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). The principal office of the Company was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is now the largest shareholder of the Company, owning as of the date of this report approximately 42% of the Company’s outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in the Company’s operating partnership into Company common stock and assuming no exercise of the warrants.

i

Immediately following the closing of the A-III transaction, the Company’s Board of Directors was expanded from five to seven members, and its composition was changed as a result of the resignations of Weldon R. Humphries, William Jarell Jones, John L. Davis and Charles R. Elliott and the appointments of Edward Gellert, Robert C. Lieber, Bruce D. Frank, Robert G. Koen, Robert L. Loverd and Kyle Permut to fill the vacancies. Charles S. Roberts, who is continuing on the Board, resigned as Chairman, and Edward Gellert was appointed as the new Chairman. Messrs. Gellert and Lieber are affiliated with A-III, and Messrs. Frank, Koen, Loverd and Permut are independent directors.

Effective as of the closing of the A-III transaction, the Company’s management was changed and the Company is now externally managed by A-III Manager LLC (the “Manager”), which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between the Company and the Manager that was executed at the closing. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of the Company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the Company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts will be responsible for overseeing the sale of the four land parcels currently owned by the Company.

References to the Registrant

As described above under “Other Recent Events,” on January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc. and the registrant’s operating partnership changed its name from Roberts Properties Residential, L.P. to ACRE Realty LP. Given that this Form 10-K relates to the year ended December 31, 2014, before the name change occurred, this Form 10-K, including the Exhibits, may contain references to our company and its operating partnership under their former names. We refer to the registrant elsewhere in this Form 10-K (unless the context indicates otherwise) as “we,” “us,” “the company,” and “our.” Those references also encompass our subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to operating partnership only.

ii

iii

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding the possible sale of properties, and the ways we may finance future acquisitions. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, and assumptions, including the financing environment; the sale of our existing properties; and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

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

PART I

ITEM 1.      BUSINESS.

General

ACRE Realty Investors Inc. is a commercial real estate investment and operating company focused on commercial real estate investments.

On January 30, 2015, our company and A-III Investment Partners LLC (“A-III”) closed a series of transactions that recapitalized our company and resulted in a change in control of our company. At the closing, A-III purchased 8,450,704 shares of our company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and our company issued to A-III warrants to purchase up to an additional 26,760,563 shares of our company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our company’s four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness as discussed further below.

Immediately after the closing, our company’s name was changed to ACRE Realty Investors Inc., and the name of our operating partnership was changed to ACRE Realty LP. On February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is now the largest shareholder of our company, owning as of the date of this report approximately 42% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into company common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our company is now externally managed by our Manager, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of the Company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the Company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is responsible for overseeing the sale of our four existing land parcels.

Prior to the completion of the recapitalization transaction with A-III as described above, our business was to acquire, develop, construct, own, and manage multifamily apartment communities in the metropolitan Atlanta area. We currently own the following legacy properties, all of which were acquired prior to the recapitalization transaction with A-III:

•	three tracts of land totaling 70 acres that are held for sale, including a 22-acre tract that is under contract to be sold; and

•	one tract of land totaling 10.9 acres zoned for 220 multifamily apartment units that was under development.

Our current focus is on selling the above legacy properties. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP, which either directly or through one of its subsidiaries owns all of our legacy properties that are held for sale and will own any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of March 20, 2015, owned a 95.5% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

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

Whenever we issue and sell shares of our common stock, we are obligated to contribute the net proceeds from that issuance and sale to the operating partnership, and the operating partnership is obligated to issue units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners.

Management Agreement

In connection with our recapitalization transactions with A-III, on January 30, 2015, our company, our operating partnership, and the Manager entered into a management agreement, among other things, to provide for the day-to-day management of our company by the Manager, including investment activities and operations of our company and its properties. The management agreement requires the Manager to manage and administer the business activities and day-to-day operations of our company and all of its subsidiaries in conformity with our company’s investment guidelines and other policies that are approved and monitored by our Board. These investment guidelines and other policies may be modified and supplemented from time to time pursuant to approval by a majority of the entire Board (which must include a majority of the independent directors) and the Manager’s investment committee.

The Manager maintains an administrative services agreement with A-III, pursuant to which A-III and its affiliates, including Avenue Capital Group and C-III Capital Partners, provide a management team along with appropriate support personnel for the Manager to deliver the management services to us. Under the terms of the management agreement, among other things, the Manager is required to refrain from any action that, in its reasonable judgment made in good faith, is not in compliance with our approved investment guidelines and would, when applicable, adversely affect the qualification of our company as a REIT. The management agreement has an initial five-year term and will be automatically renewed for additional one-year terms thereafter unless terminated either by us or the Manager in accordance with its terms.

Environmental and Other Regulatory Matters

Under various federal, state, and local environmental laws and regulations, the company may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold.

The environmental assessments we have previously obtained on our properties have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations, nor are we aware of any liability of that type.

Insurance

We carry what we believe to be customary insurance on our properties in amounts and types that we believe are commercially reasonable for the types of properties we hold. For income producing commercial properties we may acquire in the future, we expect to obtain comprehensive property, general liability, fire, extended coverage, environmental, and rental loss insurance, with policy specifications, insured limits, and deductibles that we believe are customary and prudent for similar properties. We carry similar insurance with respect to our existing land parcels that we intend to sell, but with appropriate exceptions given the nature of these properties. We believe that our properties are adequately covered by insurance.

Segment Information

We currently have one reportable operating segment: the land segment consisting of various tracts of land, including cash and cash equivalents, other assets and general and administrative expenses

For more detailed information please see Note 9 – Segment Reporting, to the audited consolidated financial statements included in this report. For information about our properties, please see Item 2—Properties, below.

Corporate Information

ACRE Realty Investors Inc. is a Georgia corporation formed in 1994. Our executive offices are located at 399 Park Avenue, 6th Floor, New York, 10022, and our telephone number is 212-878-3504.

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC that is available to the public at the SEC’s website at www.sec.gov.

ITEM 1A.      RISK FACTORS

Investors or potential investors in the Company should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors. We have organized our summary of these risks into six subsections:

•	financing risks;
•	real estate related risks;
•	risks related to our relationship with our Manager;
•	tax risks;
•	environmental and other legal risks; and
•	risks for investors in our stock.

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

We have incurred and may again in the future incur debt that bears interest at a variable rate. As of March 20, 2015, we have $2,238,625 in loans that bear interest at a floating interest rate. Accordingly, increases in interest rates would increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and to pay future distributions to our investors.

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

Real Estate-Related Risks

We face risks associated with land holdings and related activities and we may have a difficult time selling our existing land holdings.

We hold undeveloped land that we intend to sell. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. We may be unable to sell our existing land parcels at prices that we believe reflect their true value. If we are unable to sell these land parcels at prices that we believe reflect their true value, we may either be forced to hold the parcels for longer than we would like or to sell them at prices that are lower than we would like. In addition, carrying costs can be significant and can result in losses or reduced profitability.

Real estate properties are illiquid and are difficult to sell.

Real estate investments are relatively illiquid, which limits our ability to react quickly to adverse changes in economic or other market conditions. Our ability to dispose of assets depends on prevailing economic and market conditions. We may be unable to sell our properties to repay debt, to raise capital we need to fund our future potential acquisitions, or to fund distributions to investors.

We face substantial competition.

All of our existing properties are located in developed areas where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The substantial number of competitive properties and real estate companies in our market areas could have a material adverse effect on our ability to sell our existing properties. In addition, properties we acquire in the future will also likely face competition for tenants. These factors could materially and adversely affect the value of our real estate portfolio, our results of operations, our ability to pay amounts due on our mortgage debt, and our ability to pay distributions to our investors.

Changes in market or economic conditions may affect our business negatively.

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation.

Losses from natural catastrophes may exceed our insurance coverage.

We carry what we believe to be customary insurance on our properties in amounts and types that we believe are commercially reasonable for the types of properties we hold. We intend to obtain commercially reasonable types and amounts of insurance coverage for properties we acquire in the future. For income producing commercial properties we may acquire in the futures, we expect to obtain comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, insured limits and deductibles that we believe are customary and prudent for similar properties. Nevertheless, some losses of a catastrophic nature, such as losses from floods or high winds, may be subject to limitations. We may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Further, our insurance costs could increase in future periods. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace a damaged or destroyed property.

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

Failure to succeed in new markets may limit our growth.

We may in the future make acquisitions outside of our existing market areas. We may not be able to operate successfully in new markets, and we may be exposed to a variety of risks if we choose to enter new markets. These risks include, among others:

•	an inability to evaluate accurately local real estate market conditions and local economies;
•	an inability to identify appropriate acquisition opportunities; and
•	an inability to hire and retain key personnel in those markets.

We may acquire or redevelop real estate and acquire related companies and this may create risks.

We may acquire or redevelop properties or acquire real estate related companies when we believe doing so is consistent with our business strategy. We may not succeed in (i) redeveloping or acquiring real estate and real estate related companies; (ii) completing these activities on time or within budget; and (iii) leasing or selling redeveloped or acquired properties at amounts sufficient to cover our costs.  Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or redevelopments in new markets or industries where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or redevelopment opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, we may be exposed to the liabilities of properties or companies acquired, some of which we may not be aware of at the time of acquisition.

From time to time, we may seek to make one or more material acquisitions. The announcement of such a material acquisition may result in a rapid and significant decline in the price of our common shares.

We are continuously looking at material transactions that we believe will maximize shareholder value. However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our common shares.

If we enter into joint ventures or joint ownership of properties, our ability to control those joint ventures and partial interests may be limited.

Instead of purchasing properties directly, we may invest as a co-venturer. We may also choose to sell partial interests in certain properties to co-venturers. Joint venturers may share control over the operations of the joint venture assets. The co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions, requests, policies, or objectives. Consequently, a co-venturer’s actions might subject property owned by the joint venture to additional risk. Although we intend to seek to maintain sufficient influence upon any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without our consent. Additionally, if a joint venture partner were to become bankrupt, we could become liable for that partner’s share of joint venture liabilities.

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

Risks Related to our Relationship with our Manager

Our Manager has limited experience operating a public real estate company, and we cannot assure you that our Manager’s past experience will be sufficient to successfully manage our business.

Our Manager has limited experience operating a public real estate company. We cannot assure you that our Manager will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of targeted assets, the level and volatility of interest rates, the availability of adequate financing, conditions in the financial markets and general economic conditions.

We are dependent on our Manager and certain key personnel that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We do not have any employees of our own, other than Charles S. Roberts, our Executive Vice President. Our other officers, other than our chief financial officer, are employees of our Manager or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and principals of its affiliates. The employees of our Manager’s affiliates identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals or principals of our Manager’s affiliates, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

Our chief financial officer is employed by a third party consulting firm, FTI Consulting, Inc., with whom we have contracted for our chief financial officer’s services. As an employee of FTI Consulting, Inc., our chief financial officer may have other professional commitments that reduce the amount of time he can devote to us.

Our Board of Directors has approved very broad investment guidelines for our Manager and will not approve each decision made by our Manager to acquire, dispose of, or otherwise manage an asset.

Our Manager is authorized to follow very broad guidelines in pursuing our strategy. While our Board periodically reviews our guidelines and our portfolio and asset-management decisions, it generally does not review all of our proposed acquisitions, dispositions, and other management decisions. In addition, in conducting periodic reviews, our Board relies primarily on information provided to them by our Manager. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets. Poor decisions could have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.

The management agreement with our Manager may be costly and difficult to terminate.

Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on January 30, 2020, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. The management agreement provides that it may be terminated by us based on performance upon the affirmative vote of at least two-thirds of our independent directors based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above or elect not to renew the management agreement, we will be required to pay our Manager a termination fee equal to 4 times the sum of (i) the average annual Base Management Fee, (ii) the average annual Incentive Fee, and (iii) the average annual Acquisition Fees and Disposition Fees, in each case earned by the Manager in the most recently completed eight calendar quarters prior to the Effective Termination Date (as defined in the management agreement). These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. Under the terms of the management agreement, our Manager and its affiliates and their respective controlling persons, members, directors, officers, employees, managers, owners and stockholders, will not be liable to us for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct or gross negligence of their duties under the management agreement. In addition, we will indemnify our Manager and its affiliates and their respective controlling persons, members, directors, officers, employees, managers, owners and stockholders, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct or gross negligence, performed in good faith in accordance with and pursuant to the management agreement.

Our Manager’s failure to identify and acquire assets that meet our investment criteria or perform its responsibilities under the management agreement could materially adversely affect our business, financial condition and results of operations.

Our ability to achieve our objectives depends on our Manager’s ability to identify and acquire assets that meet our investment criteria. Accomplishing our objectives is largely a function of our Manager’s structuring of our investment process, our access to financing on acceptable terms, and general market conditions. Our shareholders do not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in shares of our common stock. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to implement certain strategies, our Manager may need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may have conflicts of interest with the Manager and its affiliates, which could result in investment decisions that are not in the best interests of our shareholders.

Numerous conflicts of interest may exist between our interests and the interests of A-III and the Manager, which is a subsidiary of A-III, including conflicts arising out of the fee arrangements with the Manager pursuant to the management agreement that might induce the Manager to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include:

•	some of the fees that we will be required to pay to the Manager for its services, such as the base management fee, property management fees, and acquisition and disposition fees, will be payable whether or not our shareholders receive distributions and in some cases whether or not we are profitable; and
•	because the incentive fee payable to the Manager will be payable on a quarterly basis based on our adjusted net income (as defined in the Management Agreement), the Manager may have an incentive to make investment decisions with a view towards generating short-term gains rather than focusing on creating long-term shareholder value.

Any of these and other conflicts of interest between us and the Manager and its affiliates could have a material adverse effect on the returns on our investments, our ability to make distributions to shareholders and the trading price of our common stock.

A-III owns a significant percentage of our outstanding shares of common stock, which gives A-III the ability to exert significant influence over the Company in a manner that may not be in the best interests of our other shareholders.

A-III owns a significant percentage of our outstanding shares of common stock, which will give A-III the ability to exert significant influence over the Company, particularly with respect to matters that require the approval of our shareholders. Furthermore, this ability, together with A-III’s rights under the Governance and Voting Agreement (as defined below), will give A-III significant influence over the composition of our Board. To the extent that A-III’s interests are not aligned with the interests of our other shareholders, A-III could use its influence to promote decisions regarding the Company that benefit A-III and its affiliates, but that may not be in the best interests of our other shareholders.

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

Our ability to benefit from our net operating loss carryforwards is likely to be severely limited by the A-III transaction.

In prior years, we have suffered losses, for tax and financial statement purposes, that generated significant federal and state net operating loss carryforwards. Our ability to use the net operating loss carryforwards to offset future taxable income is likely to be severely limited under Section 382 of the Internal Revenue Code as a result of the ownership change we experienced upon closing the recapitalization transaction with A-III.

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

During the course of our testing, we may identify, and recently have identified as disclosed Part II, Item 9A, Control and Procedures, deficiencies that we may not be able to remediate in a timely manner. In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented, or amended from time to time, we may be unable to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. As explained in Part II, Item 9A, Controls and Procedures, we have in fact determined that our internal control over financial reporting was not effective as of December 31, 2014. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

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

Risks for Investors in Our Stock

We do not pay regular quarterly dividends, and we have no current plans to resume paying dividends.

We have not paid a quarterly dividend since the third quarter of 2001, and we presently have no plans to pay a distribution or resume paying regular quarterly dividends.

The market price of our stock is subject to fluctuation as a result of our operating results and changes in the stock market in general.

The daily trading volume of our common stock on the NYSE MKT exchange has historically been relatively light, and the market price may not reflect the fair market value of our common stock (or our net asset value) at any particular moment. Prior sales data does not necessarily indicate the prices at which our common stock would trade in a more active market. The market value of our common stock may or may not reflect the market’s perception of our operating results, the potential for growth from acquisitions, the potential for future cash dividends from property sales, and the real estate market value of our underlying assets. In addition, general market conditions or market conditions of real estate companies in general could adversely affect the value of our common stock.

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

The post-closing adjustment provision in the Stock Purchase Agreement may result in our issuance of additional shares of common stock to A-III and a reduced exercise price for the warrants issuable to A-III, if it exercises the warrants.

Under the Stock Purchase Agreement, upon completion of the sale of all of the Company’s existing properties at the closing of the Stock Purchase Agreement, we will be required to recalculate the closing date net asset value used to determine the purchase price per share for the common stock that A-III purchased, substituting the actual net sale proceeds received by the Company (gross sale proceeds less all actual selling costs) in selling the land parcels for the estimated net value of such parcels used to determine the Company’s net asset value at closing and reflecting (a) any changes in the liabilities of the Company calculated in accordance with GAAP that arose on or before the closing date (other than certain post-closing obligations of the Company that are required to be accrued on or before the closing under GAAP accounting) that are discovered after the closing date and (b) the final costs associated with certain matters described in the Stock Purchase Agreement. If the recalculated net asset value is lower than the estimated amount used to calculate the purchase price per share at closing, then the purchase price per share will be adjusted accordingly. In that case, the Company will issue to A-III, as a purchase price adjustment, an additional number of shares of common stock equal to the difference between (x) $12.0 million divided by the adjusted purchase price per share and (y) the number of shares issued to A-III at the closing. The exercise price of the warrants will also be reduced to be equal to the adjusted purchase price per share. If the purchase price per share and warrant exercise price are reduced, the dilutive effects of the transaction described in the first risk factor above will be magnified.

Restrictions on changes of control could prevent a beneficial takeover for investors.

A number of the provisions in our articles of incorporation and bylaws have or may have the effect of deterring a takeover of the company.

In addition, our articles of incorporation and bylaws have other provisions that have or may have the effect of deterring a takeover of the company, including:

•	our classified Board, which may render more difficult a change in control of the company or removal of incumbent management, because the term of office of only one-third of the directors expires in a given year;
•	the ability of our Board to issue preferred stock;
•	provisions in the articles of incorporation to the effect that no transaction of a fundamental nature, including mergers in which the company is not the survivor, share exchanges, consolidations, or sale of all or substantially all of the assets of the company, may be effectuated without the affirmative vote of at least three-quarters of the votes entitled to vote generally in any such matter;
•	provisions in the articles of incorporation to the effect that they may not be amended (except for certain limited matters) without the affirmative vote of at least three-quarters of the votes entitled to be voted generally in the election of directors;

•	provisions in the bylaws to the effect that they may be amended by either the affirmative vote of three-quarters of all shares outstanding and entitled to vote generally in the election of the directors, or the affirmative vote of a majority of the company’s directors then holding office, unless the shareholders prescribed that any such bylaw may not be amended or repealed by the Board;
•	Georgia anti-takeover statutes under which the company may elect to be protected; and
•	provisions to the effect that directors elected by the holders of common stock may be removed only by the affirmative vote of shareholders holding at least 75% of all of the votes entitled to be cast for the election of directors.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.      PROPERTIES.

General

We currently own the following properties, all of which were acquired prior to the recapitalization transaction with A-III and are located in north metropolitan Atlanta, Georgia. Our current focus is on selling these legacy properties.

1.	North Springs is a 10-acre transit-oriented site located in Sandy Springs that is zoned for a mixed-use development consisting of 356 multifamily apartment units, 210,000 square feet of office space, and 56,000 square feet of street-level retail space.
2.	Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, zoned for 154 multifamily apartment units. The Bradley Park property is under contract for sale.
3.	Northridge is a 10.9-acre site located in Sandy Springs near the GA-400 and Northridge interchange, zoned for 220 multifamily apartment units.
4.	Highway 20 is a 38-acre site located in the City of Cumming in Forsyth County zoned for 210 multifamily apartment units.

All of these properties are included within the land segment as reported in our financial statements.

North Springs. The North Springs transit-oriented, mixed-use property is a 10-acre site located on Peachtree Dunwoody Road across the street from the North Springs rail station in Sandy Springs. The North Springs property is zoned for a mixed-use development consisting of 356 multifamily apartment units, 210,000 square feet of office space, and 56,000 square feet of street-level retail space.

Bradley Park. Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, zoned for 154 multifamily apartment units. Bradley Park is also located in close proximity to the Northside Hospital - Forsyth complex, which employs more than 2,200 physicians and 1,800 employees. During 2013, we redesigned Bradley Park and successfully completed the sketch plat process required by Forsyth County. The new sketch plat was approved at a public hearing on November 7, 2013 by the Forsyth County Board of Commissioners. We have also received approval from the Corps of Engineers for our Creek Crossing Permit and have obtained clearing and grading permits. We have entered into an agreement to sell the Bradley Park property to an affiliate of Charles S. Roberts, who is an officer and director of our company, and we expect the sale to close in July 2015, but there is no assurance that the sale will close then or at all.

Northridge. Northridge is a 10.9-acre site located in Sandy Springs near the GA-400 and Northridge interchange, and is zoned for 220 multifamily apartment units. The property’s location is almost equidistant from North Point, Perimeter Center, and Phipps Plaza/Lenox Mall/Buckhead, which are three of Atlanta’s major employment and retail bases. The property has easy access to Georgia 400, MARTA, Atlanta’s rapid rail transit system; and, outside of peak congestion periods, is within approximately a 30 minute drive of virtually the entire metro area, including Hartsfield Jackson International Airport.

Highway 20. Our 38 acre Highway 20 land parcel is zoned for 210 multifamily apartment units. The property is located on Georgia Highway 20 at the intersection of Elm Street, three blocks from the elementary, middle, and high schools and just north of Cumming’s town square, which provides shopping, restaurants, and other entertainment and educational venues. The Cumming area continues to experience rapid growth with the expansion of the Northside Hospital – Forsyth complex, the City’s new three-pool aquatic center, and the opening of a satellite campus for the University of North Georgia.

Summary of Debt Secured by Our Properties

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Debt Summary Schedule, for an explanation of our current debt structure, including the following information for each loan: (a) principal balance at December 31, 2014, (b) principal balance at its scheduled maturity date, (c) interest rate, (d) maturity date, and (e) monthly principal and interest payment.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Data for 2014 and 2013

Our common stock trades on the NYSE MKT exchange under the symbol “AIII.” Prior to January 30, 2015, the closing of the recapitalization transaction with A-III, our common stock traded on the NYSE MKT exchange under the symbol “RPI.” The following table provides the quarterly high and low sales prices per share reported on the NYSE MKT exchange during 2014 and 2013. We declared no dividends during 2013 or 2014.

Year	Quarter Ended	High	Low	Dividends Declared

2014	First Quarter	$0.98	$0.66	None
	Second Quarter	0.89	0.75	None
	Third Quarter	0.95	0.71	None
	Fourth Quarter	1.16	0.33	None

2013	First Quarter	$1.40	$1.12	None
	Second Quarter	1.40	1.06	None
	Third Quarter	1.34	0.81	None
	Fourth Quarter	1.15	0.81	None

Shareholder Data

As of March 20, 2015, there were approximately 220 holders of record of our common stock.

As of March 20, 2015, we had 20,124,223 shares issued and 20,051,506 shares outstanding. In addition, 946,918 shares are reserved for issuance to unitholders from time to time upon the exercise of their redemption rights as explained in Item 1, Business – The Operating Partnership. There is no established public trading market for the units. As of March 20, 2015, the operating partnership had 88 unitholders of record.

Distribution Policy

We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to pay a distribution or to resume paying regular quarterly dividends.

Going forward, we intend to sell our existing land parcels and to identify and complete new real estate acquisitions with a focus on income producing properties. We also currently intend to qualify and to elect to be treated as a real estate investment trust, or REIT, under the Internal revenue Code for 2015 or 2016. As a REIT, under federal income tax law, we would be required to distribute annually at least 90% of our REIT taxable income to our shareholders. Subject to the requirements of the Georgia Business Corporation Code, if we qualify and elect to be treated as a REIT, we would begin to pay quarterly dividends to our shareholders, if and to the extent authorized by our Board, which in the aggregate approximately equal our REIT taxable income in the relevant year.

Existing Stock Repurchase Plan

Our Board, as constituted prior to the A-III transaction, established a stock repurchase plan under which the company is authorized to repurchase shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on the availability of shares, our cash position, and share price. We have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We repurchased no shares in the fourth quarter of 2014 or the period subsequent thereto. We do not expect to make any repurchases in the next 12 months. The plan does not have an expiration date.

Sales of Unregistered Shares

In 2014 and 2013, we did not sell any shares of stock that were not registered under the Securities Act, other than those sales previously reported in a Current Report on Form 8-K. As detailed in the Explanatory Note and Item 1—Business above, the Company sold 8,450,704 shares of common stock to A-III in a private placement at a price of $1.42 per share, which is subject to a possible adjustment.

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

Overview

ACRE Realty Investors Inc. is a commercial real estate investment and operating company focused on commercial real estate investments. Our current focus is on selling the legacy properties owned by us as of December 31, 2014. We do not intend to focus on development projects as we have in the past. We expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

Recent Developments

NYSE MKT Notice of Compliance

On February 17, 2015, we filed with the SEC our Quarterly Report on Form 10-Q for the third quarter of 2014 and amendments to our Annual Report on Form 10-K/A for the 2013 fiscal year and amendments to our Quarterly Reports on Form 10-Q/A for the first and second quarters of 2014 containing restated financial statements to reflect the fact that we did not qualify as a real estate investment trust, or REIT, under the Internal Revenue Code during the 2009-2014 fiscal years. On March 6, 2015, we received a letter from the NYSE MKT Stock Exchange (the “Exchange”) informing us that we were back in compliance with the continued listing standards of the Exchange.

A-III Investment Partners LLC Transaction

On November 19, 2014, we entered into a Stock Purchase Agreement with A-III. On January 30, 2015, we closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of our common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and we issued to A-III warrants to purchase up to an additional 26,760,563 shares of our common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness.

Immediately after the closing, we changed our name to ACRE Realty Investors Inc., and the name of the Company’s operating partnership was changed to ACRE Realty LP. On Monday, February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is now the largest shareholder, owning as of the date of this report approximately 42% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into common stock and assuming no exercise of the warrants.

Immediately following the closing, our Board was expanded from five to seven members, and its composition was changed as a result of the resignations of Weldon R. Humphries, William Jarell Jones, John L. Davis and Charles R. Elliott and the appointments of Edward Gellert, Robert C. Lieber, Bruce D. Frank, Robert G. Koen, Robert L. Loverd and Kyle Permut to fill the vacancies. Charles S. Roberts, who is continuing on the Board, resigned as Chairman, and Edward Gellert was appointed as the new Chairman. Messrs. Gellert and Lieber are affiliated with A-III, and Messrs. Frank, Koen, Loverd and Permut are independent directors.

Effective as of the closing, our management was changed and we are now externally managed by the Manager, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement with the Manager that was executed at the closing. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as our new executive officers: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as our Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is responsible for overseeing the sale of the four land parcels currently owned by us.

Extension and Renewal of Bradley Park Land Loan and Sale Contract on Bradley Park Land Parcel

On December 22, 2014, we extended and renewed our $2,988,625 Bradley Park land loan, which extended the maturity date of the loan to July 3, 2015.  We subsequently extended the maturity date again to September 1, 2015. The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%. At the closing of the A-III transaction described above, $759,446 of the investment proceeds were used to make a partial principal payment on the Bradley Park land loan.

On January 26, 2015, we entered into a contract to sell our Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC (“Purchaser”), which is an affiliate of Mr. Charles Roberts, who currently serves as an Executive Vice President and director of our company and previously served as our President, Chief Executive Officer, and Chairman of the Board. Under the terms of the sales contract, the Purchaser paid a $10,000 earnest money deposit. The Purchaser had 60 days to inspect the property and elect to proceed with the purchase, at which time the Purchaser must pay an additional $15,000 earnest money deposit. On March 25, 2015, Purchaser elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the title company. Our Audit Committee, as constituted prior to the A-III transaction, approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the NYSE MKT stock exchange. Our Board, as constituted prior to the A-III transaction, approved the transaction in accordance with our Code of Business Conduct and Ethics.

Northridge Land Loan

On January 13, 2015, we obtained a $2,000,000 loan from Paul J. A. Lex van Hessen, the lender. The proceeds of the loan were used for working capital purposes prior to the closing of the Stock Purchase Agreement discussed above. The $2,000,000 loan has a maturity date of July 13, 2015, and at its closing we paid a 1.0% origination fee to the lender and a 1.0% consulting fee to the lender’s consultant. The loan has an interest rate of 12% per annum. We prepaid the first three months of interest in the amount of $60,833 at the closing. The loan is secured by the Northridge land parcel, which was owned debt free before this loan closing. The loan documents contain customary representations, covenants, and default provisions, and the loan was guaranteed by both the Company and the operating partnership. Additionally, at the A-III transaction closing, $2,040,000 of the investment proceeds were deposited into an escrow account, to repay the Northridge Land Loan in accordance with the terms of the escrow agreement with the lender. On March 13, 2015, we paid off the $2,000,000 Northridge land loan in full plus a 2% repayment fee.

North Springs Land Loan Extension

On January 15, 2015, we paid down the $5,500,000 North Springs land loan by $550,000, which reduced the outstanding principal balance of the loan to $4,950,000, and extended the maturity date to April 17, 2015. We were required to continue to make monthly interest only payments at an interest rate of 13% per annum. At the closing of the A-III transaction described below, we paid off the North Springs land loan in full.

Continuing Negative Operating Cash Flow and Maturing Short-Term Debt

Prior to the A-III transaction, our primary liquidity requirements related to (a) our continuing negative operating cash flow and (b) our maturing short-term debt. As of December 31, 2014, we had a total of $10,258,625 of outstanding debt. As of the filing date of this report, we have one loan with a total principal balance of $2,238,625 that is scheduled to mature within the next 12 months. The Bradley Park land parcel which secures this loan is under contract to be sold as described in Recent Developments above.

Results of Operations

Comparison of 2014 to 2013

The following table highlights our operating results and should be read in conjunction with the audited consolidated financial statements and the accompanying notes included of this annual report.

	Years Ended December 31,		Increase
	2014	2013	(Decrease)

Total Operating Revenues	$6,303	$28,672	$(22,369)

Operating Expenses:
Property operating expenses	130,625	354,292	(223,667)
General and administrative expenses	2,192,621	1,801,887	390,734
Depreciation expense	4,058	621	3,437

Total operating expenses	2,327,304	2,156,800	170,504

Other Income (Expenses)	(699,513)	314,406	(1,013,919)

Loss From Continuing Operations, Before Tax	$(3,020,514)	$(1,813,722)	$1,206,792

Loss from continuing operations, before tax increased $1,206,792 in 2014 when compared to 2013. This increase was the result of a $170,504 increase in operating expenses coupled with a $1,013,919 decrease in other income (expenses) and a decrease of $22,639 in operating revenues. We explain the major variances between 2014 and 2013 below.

Property operating expenses consisting of utilities, repairs and maintenance, real estate taxes, marketing, insurance, and other expenses decreased by $223,667 from $354,292 in 2013 to $130,625 in 2014, primarily as a result of a decrease in expenses related to the Bradley Park and Northridge properties from 2014 to 2013.

General and administrative expenses increased by $390,734 from $1,801,887 in 2013 to $2,192,621 in 2014, primarily resulting from the accounting, tax and legal costs related to the restatements of prior Forms 10-Q and 10-K filings.

Other income (expenses) decreased $1,013,919 due to increased gains on the sale of real estate assets of $1,061,437 in 2013 compared to 2014, coupled with a $304,862 increase in interest expense, offset by a one-time settlement fee to us of $350,000 in 2014. The increase in interest expense is due primarily to $146,000 in extension and exit fees and interest for a full year in 2014 on the $5,500,000 North Springs loan which we obtained in July, 2013.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities and repay our maturing short-term debt. Our capital sources will include proceeds from the sale of our legacy real estate assets and the remaining portion of the $12,000,000 proceeds from our private offering with A-III, which closed in January 2015.

As of December 31, 2014, we had three loans with an aggregate outstanding principal balance of $10,258,625 that were scheduled to mature within the next 12 months. We utilized $8,143,753 of the proceeds from the January 2015 private offering to A-III to reduce our outstanding short-term indebtedness to $2,238,625. As of the filing date of this report, we have one loan remaining with a total principal balance of $2,238,625 secured by the Bradley Park land parcel, which is currently under contract to be sold, as described in Recent Developments above.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses and interest on our debt. At December 31, 2014, we had a cash balance of $238,267. We are currently using our cash balance, which was approximately $3,068,135 as of March 20, 2015, to meet our short-term liquidity requirements, including general and administrative expenses, interest on our debt, and funding the carrying costs of our existing land parcels.

Our primary sources of funds for liquidity going forward will consist of proceeds from the sale of our four legacy properties and/or mortgage debt on our legacy properties. Our potential equity sources, depending on market conditions, consist of proceeds from capital market transactions (public and/or private) including the issuance of common, convertible and/or preferred equity securities.

We believe our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing or future credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Cash flows

The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013
Cash flow provided by (used in)
Operating activities	$(2,793,133)	$(1,972,308)
Investing activities	872,535	11,727,133
Financing activities	(1,364,002)	(6,632,976)
Net increase (decrease) in cash and cash equivalents	$(3,284,600)	$3,121,849

Year Ended December 31, 2014 Compared to December 31, 2013

Net cash used in operating activities in 2014 was $2,793,133 compared to $1,972,308 in 2013.

Net cash provided by investing activities decreased $10,854,598 during 2014 from $11,727,133 to $872,535 in 2013 and 2014 respectively.  This decrease was primarily attributable to fewer sales of real estate assets and associated selling costs in 2014.  In addition, there was a decrease in  restricted cash of $1,108,870 related to the sale of real estate assets.  The decreases were partially offset by an outflow of $290,927 which was used for the development and construction of certain real estate assets.

Net cash used in financing activities decreased by $5,268,974 from $6,632,976 to $1,364,002 in 2013 and 2014 respectively.  The majority of this decrease is attributable to fewer mortgage note payoffs in 2014 resulting from the sale of real estate assets.

Debt Summary

The table and accompanying footnotes below explain our debt structure, including for each loan the principal balance at December 31, 2014 and at its scheduled maturity date, the interest rate, the amount of the monthly principal and interest payment, and the maturity date. For each loan, the operating partnership or its wholly owned subsidiary is the borrower and ACRE Realty is the guarantor. The amount shown in the column titled “Balance at Maturity” assumes we do not make any required principal payments prior to maturity. The following schedule does not reflect debt repayments made in connection with or subsequent to the A-III transaction as described under Recent Developments.

DEBT SUMMARY SCHEDULE

(Listed in order of maturity by type of loan)

		Interest	Maturity	Balance at	Monthly	Dec. 31, 2014
Land Loans	Interest Terms	Rate (1)	Date	Maturity	Payment (1)	Balance

North Springs (2)	Fixed-rate	13.00%	1/17/15	$5,500,000	$59,583	$5,500,000
Highway 20 (3)	Prime plus 1.75%	5.00%	2/15/15	1,750,000	17,614	1,770,000
Bradley Park(4)	LIBOR plus 3.50%.	4.75%	7/3/15(4)	2,988,625	9,421	$2,988,625

Grand Totals				$10,238,625	$86,618	$10,258,625

(1)      As of December 31, 2014.

(2)      This loan has an interest reserve account.

(3)      This loan has an interest rate floor of 5.0% and an interest reserve account.

(4)      This loan has an interest rate floor of 4.75%. The maturity date of this loan has been extended to September 1, 2015.

Debt Maturities

Our existing loans will be amortized with scheduled monthly payments, as well as balloon payments at maturity, through 2015 as summarized below:

Debt Maturity Schedule as of December 31, 2014

Year	Total Principal Payments Per Year	Recourse Loan with Balloon Payment

2015	$10,258,625	North Springs, Highway 20 Bradley Park,
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Total	$10,258,625

Short-Term and Long-Term Debt

As of December 31, 2014 we had a total of $10,258,625 of outstanding debt. As of the filing date of this report, we have one loan with an outstanding principal balance of $2,238,625 that matures within the next 12 months.

Effect of Floating Rate Debt

As of the filing date of this report, we have one loan that bears interest at a floating rate. This loan has an aggregate outstanding principal balance of $2,238,625 and bears interest at 350 basis points over the 30-day LIBOR, with an interest rate floor of 4.75%. Changes in LIBOR that increases the interest rate on this loan above its respective interest rate floor will increase our interest expense. For example, a 1.0% increase in the interest rate on this loan above its respective interest rate floor would increase our interest expense by approximately $22,386 per year and reduce our liquidity and capital resources by that amount.

Contractual Commitments

We have entered into engineering and architectural contracts with unrelated third parties for the Bradley Park and Northridge projects. At December 31, 2014, outstanding commitments on these contracts totaled $79,762.

No Quarterly Dividends

We have not paid regular quarterly dividends since the third quarter of 2001, and we have no present plans to pay distributions or to resume paying regular quarterly dividends.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the company’s business for the periods shown in the audited consolidated financial statements. Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring, selling, replacing or leasing properties in the future.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). See Recent Accounting Pronouncements below for information on recent accounting pronouncements and the expected impact on our financial statements. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of owning, operating, and developing real estate, our critical accounting policies relate to cost capitalization and asset impairment evaluation. The following is a summary of our overall accounting policy in these areas.

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

We capitalize direct costs associated with the development and construction of our real estate assets. We expense all internal costs associated with the acquisition and operation of these assets to general and administrative expense in the period we incur these costs. For our real estate assets, we capitalize interest on qualifying construction expenditures in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 835-20, Interest – Capitalization of Interest. During the development and construction of a property, we capitalize related interest costs, as well as other carrying costs such as real estate taxes and insurance. We begin to expense these items as the property becomes substantially complete and available for initial occupancy. During the lease-up period, as a property transitions from initial occupancy to stabilized occupancy, revenues are generally insufficient to cover interest, carrying costs, and operating expenses, resulting in an operating deficit. The size and duration of this lease-up deficit depends on the rate at which construction is completed, the pace at which we lease the property, and the rent levels we achieve.

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

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets depends upon our generating sufficient taxable income in future years in the appropriate tax jurisdiction. In addition, our ability to use the net operating loss carry forwards would be severely limited upon the completion of a transaction that results in an ownership change under Section 382 of the Internal Revenue Code. The A-III transaction caused us to experience an ownership change under Section 382 of the Internal Revenue Code. As a result, our ability to use our net operating loss carry forwards to offset future taxable income may be severely limited.

Recent Accounting Pronouncements

Please refer to Note 3 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, to the notes to the audited consolidated financial statements included in this annual report for a discussion of recent accounting standards and pronouncements and the expected impact on our financial statements.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because they have determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes (which was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014), was also sufficient to cause them to conclude that our disclosure controls and procedures were not effective at that date. In reaching that conclusion, our Chief Executive Officer and Chief Financial Officer took into account in particular that we restated our consolidated financial statements and related footnote disclosures for the fiscal years ended December 31, 2013 and 2012. See the Explanatory Note following the cover page of this Form 10-K and the following section of this Item 9A.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes beginning with the 2009 tax year was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014.

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

Changes in Internal Control

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS and Corporate Governance.

Directors and Executive Officers

The following table provides information about our directors and executive officers as of the date of this report. Each of our directors and executive officers, other than Charles S. Roberts, have held their respective positions with the Company described below since the completion of our transaction with A-III in January of 2015.

Name	Age	Term as Director Expires	Position

Edward Gellert	48	2017	Chairman of the Board, Chief Executive Officer and President
Robert Gellert	44	—	Executive Vice President, Chief Operating Officer and Treasurer
Gregory I. Simon	48	—	Executive Vice President, General Counsel and Secretary
Mark E. Chertok	58	—	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Charles S. Roberts	68	2016	Executive Vice President and Director
Bruce D. Frank	60	2016	Director
Robert C. Lieber	60	2017	Director
Robert L. Loverd	72	2016	Director
Robert G. Koen	68	2015	Director
Kyle A. Permut	52	2015	Director

Biographical Information

Edward Gellert. Mr. Gellert has approximately 25 years of real estate industry experience, including investment and portfolio management, the operation and development of real estate assets, lending, distressed investing and deal sourcing. Since 2004, Mr. Gellert has been responsible for directing the investment activities of the Avenue Real Estate Strategy, first as Portfolio Manager and then as Senior Portfolio Manager. During that time, Avenue has invested in hotel, residential, office, retail, and land assets throughout the United States. Prior to joining Avenue Capital Group in 2004, Mr. Gellert founded EDGE Partners LLC, and through its affiliates was a co-managing member of joint venture entities that developed, repositioned, and owned over 1.2 million square feet of properties. Before founding EDGE Partners LLC, Mr. Gellert sourced and arranged distressed debt and property acquisitions while associated with Argent Ventures and Amroc Investments. Prior to joining Amroc, Mr. Gellert served as an analyst and asset manager at BRT Realty Trust, a publicly-traded mortgage REIT. Mr. Gellert received a B.S.M. from the AB Freeman School of Business at Tulane University (1988). Mr. Edward Gellert is the brother of Mr. Robert Gellert, who is serving post-closing as the Company’s Executive Vice President, Chief Operating Officer, and Treasurer.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Gellert should serve as a director because of his extensive experience in the real estate industry in a variety of types of transactions, including real estate investments.

Robert Gellert. Mr. Gellert joined Avenue Capital Group in 2004, where he has served as a Portfolio Manager since 2007. Mr. Gellert is responsible for assisting with the direction of the investment activities of the Avenue Real Estate Strategy. Before joining Avenue Capital, Mr. Gellert was at EDGE Partners LLC, as well as The Carlton Group, Ltd. and Argent Ventures, where he directed the marketing, leasing, and sales operations of commercial and multifamily real estate, including real estate foreclosed by lenders and loan assets. Mr. Gellert received a B.S. in Economics from the State University of New York at Albany in 1992. Mr. Robert Gellert is the brother of Mr. Edward Gellert, who is serving post-closing as the Company’s Chief Executive Officer, President, and Chairman of the Board.

Gregory I. Simon. Mr. Simon joined Avenue Capital Group in February 2014 as a Senior Vice President of the Avenue Real Estate Strategy. Before joining Avenue, Mr. Simon was a Senior Vice President at Glenmont Capital Management LLC, an institutionally backed manager of closed-end opportunistic real estate funds, where he was responsible for overseeing Glenmont’s asset management and legal activities from May 2007 through February 2014. Prior to that, he was Counsel in the real estate department of Herrick Feinstein LLP and, prior to that, was Counsel in the real estate department of Hogan & Hartson LLP and an associate at a predecessor firm. Mr. Simon received a B.A. from Emory University (1988) and a J.D. from Illinois Institute of Technology Chicago-Kent College of Law (1992).

Mark E. Chertok. Mr. Chertok is a senior managing director of FTI Consulting, Inc., in the Real Estate Solutions practice, where he had directed the Financial Outsourcing group since 2008. Mr. Chertok has over 35 years of experience in the real estate and real estate finance industry. From January 2007 through August 2008 Mr. Chertok was an independent financial consultant. Previously, Mr. Chertok was the executive vice president and chief financial officer at The El-Ad Group Ltd, a fully-integrated real estate company that acquires, redevelops, converts, develops, and owns primarily residential properties for sale or rent in urban, high-density markets in the United States and Canada. Prior to El-Ad, Mr. Chertok was chief financial officer of NorthStar Realty Finance Corp. (NYSE: NRF), a mortgage real estate investment trust and NorthStar Capital Investment Corp. At Northstar, Mr. Chertok was instrumental in taking NRF public in 2004. Prior to Northstar, Mr. Chertok was chief financial officer and a principal of Emmes and Company LLC, an opportunistic real estate investment company specializing in acquiring under-performing real estate and ‘hard money’ lending. Mr. Chertok has extensive experience working-out complex defaulted real estate loans. Previously, Mr. Chertok was with two public accounting firms, as a partner at Margolin, Winer & Evens LLP and as a principal at Laventhol & Horwath and was involved in all aspects of client service including accounting, tax and management advisory services, with a specialization in providing services to the real estate industry.

Robert C. Lieber. Mr. Lieber joined Island Capital Group in July 2010 as an Executive Managing Director, and subsequently became an Executive Managing Director and member of the executive management committee of C-III Capital Partners LLC, which was sponsored by Island Capital, in August 2010. Prior to that, Mr. Lieber served under New York City Mayor Michael R. Bloomberg as President of the Economic Development Corp. beginning in January 2007 and Deputy Mayor beginning in January 2008. Mr. Lieber entered the public sector upon retiring from Lehman Brothers after 23 years, serving most recently as a Managing Director in Lehman’s Real Estate Private Equity Fund and before that as the Global Head of Real Estate Investment Banking. He currently serves as Independent Director of Tutor Perini Corporation, a construction company whose shares are listed on the NYSE, and he also serves as a Board member and Secretary of the Board as well as a Trustee for the Urban Land Institute. He also serves on the executive committee and was previously the Chairman of the Zell-Lurie Real Estate Center at the Wharton School, University of Pennsylvania. Mr. Lieber holds a Bachelor of Arts degree from the University of Colorado and a Masters in Business Administration from the Wharton School at the University of Pennsylvania.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Lieber should serve as a director because of his decades of real estate experience, his expertise in real estate finance, his deep relationships in the real estate business, and his experience in serving as a director of a public company whose shares are listed on the NYSE.

Charles S. Roberts. Mr. Roberts served as our Chairman of the Board, Chief Executive Officer, and President since he founded the company in 1994. On January 30, 2015, upon the closing of our recapitalization transaction with A-III, Mr. Roberts resigned from his positions with the Company and was immediately re-appointed as an Executive Vice President and a director. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. (“Roberts Properties”) and Roberts Properties Construction, Inc., which develop, construct, and manage multifamily apartment communities. Mr. Roberts has been a national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. On a regional level, Roberts Properties has been awarded 21 prestigious Aurora Awards by the Southeast Builders Conference; including eight times for the best rental apartment community. Roberts Properties has also been awarded the coveted Golden Aurora Award for best overall development in the Southeast. On a national level, Roberts Properties Management, Inc. was recognized as the Property Management Company of the Year by the National Association of Home Builders, and Roberts Properties has twice been awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best upscale apartment community.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Roberts should serve as a director because of his experience as our Chief Executive Officer since he founded the Company in 1994 until the closing of the recapitalization transaction with A-III, he is one of our largest shareholders and he has more than 40 years of experience in real estate development, construction, and management, particularly with respect to multifamily apartment communities.

Bruce D. Frank. Mr. Frank served as a senior partner within the assurance service line of Ernst & Young LLP’s real estate practice from April 1997 through June 2014. Since July 2014, Mr. Frank has served as a member of the Board of Directors of American Realty Capital Partners, Inc. (“ARCP”) and as a member of its Audit Committee. Mr. Frank has also served as a member of ARCP’s Compensation Committee and Nominating and Corporate Governance Committee since February 2015. Also in February 2015, Mr. Frank was elected as a member of the Board of Directors of Landsea Holdings Corp. and was appointed as a member of its Audit Committee. Mr. Frank has over 35 years of experience providing services to prominent developers, owners, and investors in all types of real estate holdings, including office and apartment buildings, shopping centers, hotels, resorts, industrial, warehouse and other commercial properties. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank holds a Bachelor of Science degree in Accounting from Bentley College.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Frank should serve as a director because of his experience as a certified public accountant with a “Big Four” accounting firm with a focus on the real estate business, including advising real estate companies seeking to access the public securities markets. The committee also took into account that Mr. Frank is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards, that his financial expertise qualifies him to serve on our Audit Committee, and that he is an “audit committee financial expert.”

Robert L. Loverd. Mr. Loverd recently was a managing trustee (independent trustee), Chairman of the Board and chairman of the Board’s Compensation Committee and a member of the Board’s Nominating And Corporate Governance and Audit Committees, of Centerline Holding Company. Mr. Loverd served in these capacities while Centerline was a publicly listed company until Centerline completed a “going private” transaction and de-registered on March 15, 2013. Mr. Loverd is the former Group Chief Financial Officer and a Founding Partner of MC European Capital (Holdings), a London investment banking and securities firm, which was established in 1995 and substantially sold in 2000. From 1979-1994, Mr. Loverd held various positions in New York and London in the Investment Banking Departments of Credit Suisse and First Boston. Prior to that, Mr. Loverd was a shareholder in the International Investment Banking Department of Kidder, Peabody & Co. Incorporated. Mr. Loverd is a member of the Board of Directors of Harbus Investors, a privately owned investment vehicle. Mr. Loverd received a Bachelor of Arts degree from Princeton University and a Masters in Business Administration degree from Harvard Business School.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Loverd should serve as a director because of his experience as an investment banker and chief financial officer and his prior service on the board of a public real estate company. The committee also took into account that Mr. Loverd is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards and that his financial expertise qualifies him to serve on our Audit Committee.

Robert G. Koen. Mr. Koen is a senior partner and head of the New York Real Estate practice of Mayer Brown, a global law firm, where he has worked for the last four years. Prior to that time, Mr. Koen was a partner at DLA Piper LLP, a global law firm, where he served as co-head of the New York real estate practice from 2005 to 2010. At Mayer Brown, Mr. Koen focuses on commercial real estate, with a concentration in real estate acquisitions, finance, and complex restructurings for both lender and borrower entities. His extensive experience includes the negotiation, structuring and documentation of acquisitions, dispositions, and co-investment transactions; the structuring of real estate joint ventures and partnerships; commercial lending, including conventional loan transactions; construction lending; preferred equity investments; mezzanine financings; REIT-related transactions (including formation merger and acquisition transactions); hotel acquisition and development; commercial project development (including land and negotiation of construction and development agreements); and real estate loan and investment workouts, as well as restructurings. Mr. Koen holds a Bachelor of Arts degree from the University of Wisconsin and a Juris Doctor degree from Georgetown Law School.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Koen should serve as a director because of his extensive legal expertise in advising developers, lenders, borrowers, and other participants in the commercial real estate industry. The committee also took into account that Mr. Koen is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards and that his financial expertise qualifies him to serve on our Audit Committee.

Kyle A. Permut. Mr. Permut served as a Consultant for Arbor Realty Trust, Inc. from January 2012 to January 2013. From August 2005 until January 2012, he served as a member of the Board of Directors of Arbor Realty Trust, Inc. and as a member of its Compensation Committee. From November 1997 until March 2005, he served as a managing director at Canadian Imperial Bank of Commerce (CIBC), the largest bank in Canada and one of the 10 largest in North America. In this position, he was head of CIBC World Markets Debt Capital Markets Group in the United States. He was a member of the firm’s USA Management Committee, its executive board and the Debt Capital Markets Management Committee. Mr. Permut retired from CIBC in 2005. Mr. Permut holds a Bachelor of Arts degree from Cornell University.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Permut should serve as a director because of his high level banking experience with a large commercial bank and his prior service on the board of a public REIT. The committee also took into account that Mr. Permut is “independent” under SEC Rule 10A-3 and under Section 803A of the NYSE MKT exchange listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2014, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct and Ethics

Our Board has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees when such individuals are acting for or on our behalf. A current copy of the Code of Business Conduct and Ethics can be found on our website at www.acrerealtyinvestors.com. Any waiver of the Code of Business Conduct and Ethics may be made only by the Nominating and Corporate Governance Committee and will be promptly disclosed to stockholders in accordance with applicable SEC and NYSE MKT rules.

Board Meetings

The Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. The Board in place during 2014 held 21 meetings during the year. No director, during his period of service in 2014, attended fewer than 75% of the total number of meetings of the Board and committees on which he served. All of the directors then serving on our Board attended the 2014 annual meeting of stockholders.

Audit Committee

The current members of the Audit Committee are Mr. Frank (Chairman), Mr. Loverd and Mr. Koen. Each of these members has been determined to be “independent” within the meaning of the applicable standards of the NYSE MKT and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. In addition, each of these members meets the financial literacy requirements for audit committee membership under the NYSE MKT’s rules and the rules and regulations of the SEC. Our Board has determined that Mr. Frank is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. No member of the Audit Committee serves on the audit committee of more than three public companies.

The Audit Committee in place during 2014 held seven meetings in 2014. The primary purpose of the Audit Committee is to assist our Board in fulfilling its oversight responsibility relating to: (i) the integrity of the company’s financial statements and financial reporting process, our systems of internal accounting and financial controls and other financial information we provide; (ii) the performance of the internal audit services function; (iii) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; (iv) our compliance with legal and regulatory requirements, including our disclosure controls and procedures; and (v) the evaluation of risk assessment and risk management policies.

The Audit Committee is responsible for reviewing any transactions that involve potential conflicts of interest, including any potential conflicts involving executive officers, directors and their immediate family members. See “Code of Business Conduct and Ethics.”

Nominating and Corporate Governance Committee

The current members of the Nominating and Corporate Governance Committee are Mr. Koen (Chairman), Mr. Permut and Mr. Loverd. Our Board has determined that each member of the Nominating and Corporate Governance Committee is “independent” within the meaning of the applicable standards of the NYSE MKT.

The Nominating and Corporate Governance Committee in place during 2014 held one meeting during the year. The primary purpose of the Nominating and Corporate Governance Committee is to assist our Board by: (i) identifying individuals qualified to become members of our Board, consistent with any guidelines and criteria approved by our Board; (ii) considering and recommending director nominees for our Board to select in connection with each annual meeting of stockholders; (iii) considering and recommending nominees for election to fill any vacancies on our Board and to address related matters; (iv) developing and recommending to our Board corporate governance guidelines applicable to us; (v) overseeing an annual evaluation of our Board’s and management’s performance; and (vi) providing counsel to our Board with respect to the organization, function and composition of our Board and its committees.

The Nominating and Corporate Governance Committee examines each director nominee on a case-by-case basis regardless of who recommends the nominee. In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the committee considers the following criteria, among others: the candidate’s availability, insight, practical wisdom, professional and personal ethics and values to ensure they are consistent with the company’s longstanding values and standards; experience at the policy-making level in business, real estate or other areas of endeavor specified by the Board; commitment to enhancing shareholder value; and ability and desire to represent the interests of all shareholders. The committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for any prospective nominee. Although we have no policy regarding diversity, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge, and abilities that will allow the Board to fulfill its responsibilities.

The Nominating and Corporate Governance Committee will consider persons recommended by shareholders to become nominees for election as directors, provided that those recommendations are submitted in writing to our Corporate Secretary specifying the nominee’s name and qualifications for Board membership. For a shareholder to nominate a director candidate, the shareholder must comply with the advance notice provisions and other requirements of Section 8 of Article I of our bylaws.

We urge any shareholder who intends to recommend a director candidate to the Nominating and Corporate Governance Committee for consideration to review thoroughly our Nominating and Corporate Governance Committee Charter and Section 8 of Article I of our bylaws.

Compensation Committee

The current members of the Compensation Committee are Mr. Permut (Chairman), Mr. Frank and Mr. Loverd. Our Board has determined that each member of the Compensation Committee is “independent” within the meaning of the applicable standards of the NYSE MKT. Each member of the Compensation Committee qualifies as an “outside director” as such term is defined under Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act.

The Compensation Committee in place during 2014 held four meetings during the year. The primary purpose of the Compensation Committee is to assist our Board in discharging its responsibilities relating to the management agreement with our Manager and the compensation of our Manager, directors and executive officers and administration of the our compensation plans, policies and programs. The Compensation Committee has overall responsibility for evaluating and recommending changes to the compensation plans, our policies and programs and approving and recommending to our Board for its approval awards under our equity and compensation plans.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines, which provide the framework for our governance and represent our Board’s current views with respect to selected corporate governance issues considered to be of significance to our stockholders. A current copy of the Corporate Governance Guidelines can be found on our website at www.acrerealtyinvestors.com.

Availability of Corporate Governance Materials

Stockholders may view our corporate governance materials, including the charters of our Audit Committee, our Compensation Committee, our Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, on our website at www.acrerealtyinvestors.com and these documents are available in print to any Shareholder upon request by writing to ACRE Realty Investors Inc. c/o Avenue Capital Group, 399 Park Avenue, 6th Floor, New York, NY 10022, Attention: Corporate Secretary. Information at or connected to our website is not and should not be considered a part of this annual report.

Governance and Voting Agreement

In connection with our recapitalization transactions with A-III, on January 30, 2015, the Company, A-III, and Mr. Roberts entered into a Governance and Voting Agreement, that provided for the composition of the new Board immediately following the closing of the transactions contemplated by the Stock Purchase Agreement and certain other related matters. Under the terms of the Governance and Voting Agreement, the new board is composed of a total of seven directors, including two directors designated by A-III, four new independent directors designated by A-III satisfying the independence requirements of the applicable listing standards and SEC rules, and Mr. Roberts, who will serve on the new board until the first anniversary of the closing of the transaction with A-III. A-III will maintain its rights to designate two directors and to nominate four independent directors only if A-III and its members, and their respective affiliates, collectively maintain continuous beneficial ownership of an aggregate of at least 100% of the shares of common stock initially acquired at the closing of the recapitalization transaction. One of the two A-III designees is Chairman of the Board.

Under the terms of the Governance and Voting Agreement, the Company and A-III agreed to nominate Mr. Roberts for re-election to the Board at any meeting of the shareholders of the Company held after the closing of the recapitalization transaction and before the first anniversary of the closing date to consider a vote on the election of directors of the class in which Mr. Roberts serves (or, to the extent the Company has de-classified the board, which the parties acknowledge is the Company’s intent, to consider a vote on the election of all directors), and not to take any action that is designed to interfere with his election or re-election to the board during such one-year period. Mr. Roberts agreed to resign from the board immediately upon the first to occur of the following two events: (a) if he fails to continuously maintain beneficial ownership of at least 1,100,000 shares of Common Stock (subject to adjustment for stock splits, stock dividends and other similar adjustments to the shares of Common Stock) and (b) the first anniversary of the closing date of the recapitalization transaction.

From and after the closing of the recapitalization transaction, A-III and Mr. Roberts agreed to vote in favor of the election or re-election, as the case may be, of the directors designated by the parties under the Governance and Voting Agreement. A-III’s voting obligations with respect to the election of Mr. Roberts as a director will only apply while Mr. Roberts has the right to be nominated for election as a director, and Mr. Roberts’ obligations with respect to the election of the two A-III designees and the four independent directors will terminate upon the first to occur of the termination of Mr. Roberts’ right to be nominated for election as a director and Mr. Roberts’ resignation from the Board.

Mr. Roberts agrees to vote all shares of the Company’s capital stock beneficially owned by him and entitled to vote in favor of any resolution or proposal approved by a majority of the independent directors and recommended by the board for approval by shareholders of the Company, provided that his voting obligations will expire upon the first to occur of the termination of his right to be nominated for election as a director and his resignation from the board. Those matters may include any of the following matters, which the Company and A-III have stated that they intend to effectuate as soon as is practicable after the closing:

•	any proposal to reincorporate the Company as a Maryland corporation, whether through an affiliated merger or otherwise;
•	any proposal to de-classify the Board;
•	any proposal to effectuate a reverse split of the common stock;
•	any proposal to amend the Company’s articles of incorporation or bylaws to waive the application of the corporate opportunity doctrine to the two A-III designees with respect to investment opportunities identified by them or their affiliates for the benefit of the other investment funds and accounts managed by them or their affiliates; and
•	any proposal to adopt amended or restated articles of incorporation in furtherance of any of the foregoing matters that requires such an amendment or restatement.

Under the terms of the Governance and Voting Agreement, so long as A-III and its members, and their respective affiliates, collectively maintain continuous beneficial ownership of an aggregate of at least 100% of the shares of common stock initially acquired at the closing (subject to adjustment for stock splits, stock dividends and other similar adjustments to the shares of common stock), Mr. Roberts will maintain beneficial ownership of a sufficient number of shares of common stock that will allow A-III and Mr. Roberts to collectively maintain beneficial ownership of a majority of the shares of common stock outstanding upon the completion of the closing; provided, however, that Mr. Roberts’ obligations in this regard will expire upon the first to occur of the termination of his right to be nominated for election as a director and his resignation from the Board. In no event will Mr. Roberts be required to purchase additional shares of common stock.

Management Agreement

In connection with our recapitalization transactions with A-III, on January 30, 2015, our company, our operating partnership, and the Manager have entered into a management agreement (the “Management Agreement”), among other things, to provide for the day-to-day management of our company by the Manager, including investment activities and operations of our company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of our company and all of its subsidiaries in conformity with our company’s investment guidelines and other policies that are approved and monitored by our Board. These investment guidelines and other policies may be modified and supplemented from time to time pursuant to approval by a majority of the entire Board (which must include a majority of the independent directors) and the Manager’s investment committee.

The Manager maintains an administrative services agreement with A-III, pursuant to which A-III and its affiliates, including Avenue Capital Group and C-III Capital Partners, will provide a management team along with appropriate support personnel for the Manager to deliver the management services to us. Under the terms of the Management Agreement, among other things, the Manager will refrain from any action that, in its reasonable judgment made in good faith, is not in compliance with the investment guidelines and would, when applicable, adversely affect the qualification of our company as a REIT. The Management Agreement has an initial five-year term and will be automatically renewed for additional one-year terms thereafter unless terminated either by us or the Manager in accordance with its terms.

For the services to be provided by the Manager, our company is required to pay the Manager the following fees:

•	a base management fee equal to one-fourth of 1.50% of our company’s “Equity” (as defined below), calculated and payable quarterly in arrears in cash;
•	a property management fee equal to 4.0% of the gross rental receipts received each month at our company’s and its subsidiaries’ properties, calculated and payable monthly in arrears in cash;
•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by our company or any of its subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;
•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by our company or any of its subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels that our company currently owns); and
•	an incentive fee (as described below) based on our company’s “Adjusted Net Income” (as defined below) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined below), calculated and payable in arrears in cash on a rolling quarterly basis.

For purposes of calculating the base management fee, “Equity” means (a) the sum of (1) the net proceeds from all issuances of our company’s common stock and OP Units (without double counting) and other equity securities on and after the closing, which will include the common stock issued to A-III in the recapitalization transaction (allocated on a pro rata basis for such issuances during the fiscal quarter of any such issuance) and any issuances of common stock or OP Units in exchange for property investments and other investments by our company, plus (2) the product of (x) the sum of (i) the number of shares of common stock issued and outstanding immediately before the closing and (ii) the number of shares of common stock for which the number of OP Units issued and outstanding immediately before the date of the closing (excluding any OP Units held by our company) may be redeemed in accordance with the terms of the agreement of limited partnership of our operating partnership and (y) the purchase price per share paid by A-III for the shares of common stock we issued to A-III in the recapitalization transaction, as the purchase price per share may be subsequently adjusted as described above, plus (3) the retained earnings of our company and the operating partnership (without double counting) calculated in accordance with GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), minus (b) any amount in cash that our company or the operating partnership has paid to repurchase common stock, OP Units, or other equity securities of our company as of the closing date of the recapitalization transaction. Equity excludes (1) any unrealized gains, losses or non-cash equity compensation expenses that have impacted shareholders’ equity as reported in our financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above in each case, after discussions between the Manager and our company’s independent directors and approval by a majority of the independent directors and (3) our company’s accumulated deficit as of the closing date of the recapitalization transaction.

For purposes of the Management Agreement, “Incentive Fee” means an incentive fee, calculated and payable after each fiscal quarter, in an amount equal to the excess, if any, of (i) the product of (A) 20% and (B) the excess of (1) our company’s Adjusted Net Income (described below) for such fiscal quarter and the immediately preceding three fiscal quarters over (2) the Hurdle Amount (described below) for such four fiscal quarters, less (ii) the sum of the Incentive Fees already paid or payable for each of the three fiscal quarters preceding that fiscal quarter. Any adjustment to the Incentive Fee calculation proposed by the Manager will be subject to the approval of a majority of our independent directors.

For purposes of calculating the Incentive Fee, “Adjusted Net Income” for the preceding four fiscal quarters means the net income calculated in accordance with GAAP after all base management fees but before any acquisition expenses, expensed costs related to equity issuances, incentive fees, depreciation and amortization and any non-cash equity compensation expenses for such period. Adjusted Net Income will be adjusted to exclude one-time events pursuant to changes in GAAP, as well as other non-cash charges after discussion between the Manager and our independent directors and approval by a majority of the independent directors in the case of non-cash charges. Adjusted Net Income includes net realized gains and losses, including realized gains and losses resulting from dispositions of properties and other investments during the applicable measurement period.

For purposes of calculating the Incentive Fee, the “Hurdle Amount” is, with respect to any four fiscal quarter period, the product of (i) 7% and (ii) the weighted average gross proceeds per share of all issuances of common stock and OP Units (excluding issuances of common stock and OP Units, or their equivalents, as equity incentive awards), with each such issuance weighted by both the number of shares of common stock and OP Units issued in such issuance and the number of days that such issued shares of common stock and OP Units were outstanding during such four fiscal quarter period.

The first Incentive Fee calculation will not occur until after completion of the 2015 fiscal year. The Incentive Fee will be prorated for partial quarterly periods based on the number of days in such partial period compared to a 90-day quarter.

The Manager is also entitled to receive a termination fee from our company under certain circumstances equal to four times the sum of (x) the average annual base management fee, (y) the average annual incentive fee, and (y) the average annual acquisition fees and disposition fees, in each case earned by the Manager in the most recently completed eight calendar quarters immediately preceding the termination.

Additionally, our company will be responsible for paying all of its own operating expenses and the Manager will be responsible for paying its own expenses, except that we will be required to pay or reimburse certain expenses incurred by the Manager and its affiliates in connection with the performance of the Manager’s obligations under the Management Agreement, including:

•	reasonable out of pocket expenses incurred by personnel of the Manager for travel on our company’s behalf;
•	the portion of any costs and expenses incurred by the Manager or its affiliates with respect to market information systems and publications, research publications and materials that are allocable to our company in accordance with the expense allocation policies of the Manager or such affiliates;
•	all insurance costs incurred with respect to insurance policies obtained in connection with the operation of our business, including errors and omissions insurance covering activities of the Manager and its affiliates and any of their employees relating to the performance of the Manager’s duties and obligations under the Management Agreement or of its affiliates under the administrative services agreement between the Manager and A-III, other than insurance premiums incurred by the Manager for employer liability insurance;

•	expenses relating to any office or office facilities, including disaster backup recovery sites and facilities, maintained expressly for our company and separate from offices of the Manager;
•	the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to our company pursuant to the Management Agreement; provided that (A) if any such dedicated employee devotes less than 100% of his or her working time and efforts to matters related to our company and its business, our company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such dedicated officers and employee based on the percentage of such employee’s working time and efforts spent on matters related to our company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the dedicated officers and employees shall be subject to the approval of the Compensation Committee of our Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, the aggregate amount of cash compensation paid to dedicated officers and employees of the Manager and its affiliates by our company, or reimbursed by our company to the Manager in respect thereof, will not exceed $500,000; and
•	any equity-based compensation that our company, upon the approval of the Board or the Compensation Committee of the Board, elects to pay to any director, officer or employee of our company or the Manager or any of the Manager’s affiliates who provides services to our company or any of its subsidiaries.

Other than as expressly provided above, our company will not be required to pay any portion of the rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Manager and its affiliates. In particular, the Manager is not entitled to be reimbursed for wages, salaries and benefits of its officers and employees, other than as described above.

Subject to any required Board approval, the Manager may retain, for and on behalf, and at the sole cost and expense, of our company, such services of non-affiliate third party accountants, legal counsel, appraisers, insurers, brokers, transfer agents, registrars, developers, contractors, investment banks, financial advisors, banks and other lenders and others as the Manager deems necessary or advisable in connection with the management and operations of our company. In lieu of retaining non-affiliate outside service providers as described in the preceding sentence, the Manager may retain, on behalf of and at the cost and expense of our company, affiliates of the Manager, or to direct officers or employees of the Manager or its affiliates, to provide any services that the Manager deems necessary or advisable in connection with the management and operations of our company and its properties and other investments, provided that the amounts paid by our company for such services do not exceed the fees and expenses that a commercially reasonable third party service provider would have charged for such services. If the Manager proposes to retain any affiliate of the Manager, or to direct officers or employees of the Manager or its affiliates, to provide any services that the Manager deems necessary or advisable in connection with the management and operations of our company and its properties and other investments pursuant to the preceding sentence, then such arrangement will be subject to the prior approval of a majority of our independent directors.

ITEM 11.      EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation Since Completion of the A-III Recapitalization Transaction on January 30, 2015

Concurrent with the closing of our transaction with A-III on January 30, 2015, we became an externally-managed company. As an externally-managed company, we do not pay or provide benefits, nor do we reimburse the cost of any compensation or benefits paid by our Manager or its affiliates, to our executive officers or other employees, other than the costs of the wages, salaries, and benefits incurred by the Manager with respect to any dedicated or partially dedicated chief financial officer, chief operating officer, controller, investor relations professional or internal legal counsel if the Manager elects to provide any such employee to our company pursuant to the Management Agreement; provided that (A) if any such dedicated officer or employee devotes less than 100% of his or her working time and efforts to matters related to our company and its business, our company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such partially dedicated officers and employee based on the percentage of such employee’s working time and efforts spent on matters related to our company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the dedicated or partially dedicated officers and employees will be subject to the approval of the Compensation Committee of our Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, the aggregate amount of cash compensation paid to dedicated or partially dedicated officers and employees of the Manager and its affiliates by our company, or reimbursed by our company to the Manager in respect thereof, will not exceed $500,000.

Executive Compensation for the 2014 and 2013 Fiscal Years

During the year ended December 31, 2014, our executive officers were Charles S. Roberts, who served as our Chief Executive Officer, President, and Chairman of the Board, Charles R. Elliott, who served as our Chief Financial Officer, Secretary, and Treasurer until November 10, 2014, and Anthony Shurtz, who became our Chief Financial Officer, Secretary and Treasurer on November 10, 2014. Biographical information for Mr. Roberts, who is currently an employee and director of the Company, appears in Item 10 above. Under applicable SEC rules, Mr. Roberts, Mr. Elliott and Mr. Shurtz were our “named executive officers.” None of our executive officers during the 2014 fiscal year had an employment agreement.

Summary Compensation Table for 2014 and 2013

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Charles S. Roberts,	2014	225,000 (1)	150,000 (2)	375,000
Former Chief Executive Officer, President, and Chairman of the Board	2013	225,000 (1)	150,000 (3)	375,000

Charles R. Elliott,	2014	48,000 (4)	—	48,000
Former Chief Financial Officer, Secretary, and Treasurer	2013	18,000 (4)	—	18,000

Anthony Shurtz,	2014	18,846 (5)	— (5)	18,846
Former Chief Financial Officer, Secretary, and Treasurer

(1)	We do not compensate Mr. Roberts for his service as a director. Mr. Roberts has not received an increase in his annual salary since January 2007, and we have never provided him with any employee benefits such as medical and life insurance, retirement plan contributions or deferred compensation. Mr. Roberts also does not receive any auto allowance or reimbursement for mileage.

(2)	In approving Mr. Roberts’ bonus for 2013, the Compensation Committee took into account Mr. Roberts’ efforts in leading: (a) the sale of 20.6 acres of the Peachtree Parkway property to Lennar Multifamily Investors, LLC, resulting in $7,090,000 of sales proceeds (without the involvement of a broker and thus without the payment of a brokerage commission), the repayment of $7,000,200 in debt and the decrease in our annual operating expenses of $475,000; (b) the sale of an additional 1.5 acres of the Peachtree Parkway property to another unrelated purchaser, resulting in $450,000 of sales proceeds (without the payment of a brokerage commission); (c) the sale of the Northridge Office Building, resulting in $5,280,000 of sales proceeds, the repayment of $2,422,533 in debt and the decrease in our annual operating expenses of $210,000; (d) the acquisition and closing of a new $5,500,000 loan secured by the North Springs property, resulting in $2,553,660 of net proceeds for working capital purposes and the repayment of the $2,000,000 Northridge land loan, leaving the Northridge land, which has a book value of $4,373,789, unencumbered; (e) the renewal and extension of $13.0 million of maturing debt; and (f) the completion of the Company’s exit from the retail and office business through the disposition of the Bassett and Spectrum retail centers in satisfaction of $7,098,411 of debt and the decrease in our annual operating expenses of $165,000. We paid this bonus in 2014 for 2013.

(3)	In approving Mr. Roberts’ bonus for 2012, the Compensation Committee took into account Mr. Roberts’ efforts in leading (a) the sale of 2.937 acres of the Peachtree Parkway property resulting in $1,200,000 of sales proceeds (without the involvement of a broker and thus without the payment of a brokerage commission), the reimbursement of $515,530 in costs previously incurred to allow the Peachtree Parkway property to be rezoned for a commercial use and the repayment of $1,174,800 in debt; (b) the acquisition and closing of a new $2,000,000 loan secured by the Northridge property; (c) the renewal and extension of $12.9 million of maturing debt; (d) the pursuit of and litigation with a tenant on a defaulted lease obligation resulting in a $135,000 settlement being paid by the defaulting tenant; and (e) the closing of four new leases and the renewal and extension of five leases representing 27,684 square feet at our Bassett and Spectrum retail centers, all but one of which was accomplished without the payment of a brokerage commission. We paid this bonus in 2013 for 2012.

(4)	We previously agreed to pay Mr. Elliott $70 per hour for his service as our Chief Financial Officer, Secretary, and Treasurer, but on September 22, 2014, the Compensation Committee of our Board revised the compensation arrangement of Mr. Elliott, effective January 1, 2014, to pay him $3,000 per month in lieu of the $70 hourly rate at which he was previously compensated. Mr. Elliott received no employee benefits, such as medical and life insurance, retirement plan contributions, or deferred compensation. Prior to the revision to his compensation that became effective as January 1, 2104, we paid him only for the actual number of hours he worked. In addition, Mr. Elliott received our standard director fees of $18,000 during each of 2014 and 2013, which amounts are included in the salary amounts shown in the table.

(5)	Mr. Shurtz became our Chief Financial Officer on November 10, 2014 at an annual salary of $140,000, and this represents the amount paid to Mr. Shurtz from November 10, 2014 through December 31, 2014. We do not provide Mr. Shurtz with any other employee benefits such as medical and life insurance, retirement plan contributions or deferred compensation.

Compensation of Directors

The following table summarizes the compensation we paid to our non-employee directors in 2014.

Director Compensation for 2014

Name	Fees Earned or Paid in Cash ($)	Total ($)

John L. Davis	18,000	18,000
Wm. Jarell Jones	30,000	30,000
Weldon R. Humphries	18,000	18,000

During 2014, we paid our directors other than Mr. Roberts an annual fee of $18,000 for attendance, in person or by telephone, at meetings of the Board and its committees. We paid additional compensation of $1,000 per month to Mr. Jones for serving as the chairman of the Audit Committee and the Nominating and Corporate Governance Committee. In addition, we reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above. Our directors during the 2014 fiscal year held no stock options or shares of restricted stock.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Common Stock

The table on the following page describes the beneficial ownership of shares of our common stock as of March 20, 2015 for:

•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each director and each named executive officer; and
•	our directors and executive officers as a group.

Except as noted in the footnotes, each person named in the following table directly owns our common stock has sole voting and investment power.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Total	Percent of Class(1)

5% Shareholders:
A-III Investment Partners LLC (2)(3)	35,211,267	35,211,267	75.2%
Charles S. Roberts(4)(5)	4,286,719	4,286,719	21.4%

Directors and Named Executive Officers:
Edward Gellert(6)	35,211,267	35,211,267	75.2%
Robert Gellert	—	—	*
Gregory I. Simon	—	—	*
Mark E. Chertok	—	—	*
Robert C. Lieber	—	—	*
Bruce D. Frank	—	—	*
Robert L. Loverd	—	—	*
Robert G. Koen	—	—	*
Kyle A. Permut	—	—	*
Charles S. Roberts(4)(5)	4,286,719	4,286,719	21.4%

All directors and executive officers as a group: (9 persons) (3)	39,497,986	39,497,986	84.4%

* Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 20,051,506, which is the number of shares deemed outstanding at March 20, 2015, except for calculating the percent of class of A-III Investment Partners LLC. The total number of shares used in calculating that percentage is 46,812,069 which is the sum of (a) 20,051,506, the number of shares deemed outstanding, for the purposes of this calculation as of March 20, 2015, plus (b) 26,760,563, the number of shares issuable upon exercise of warrants owned by A-III Investment Partners LLC as of March 20, 2015.
(2)	Derived from a Schedule 13D filed with the SEC on February 9, 2015. The address for A-III Investment Partners LLC is 399 Park Avenue, 6th Floor, New York, NY 10022.
(3)	Includes 26,760,563 shares issuable upon the exercise of warrants owned by A-III Investment Partners LLC.
(4)	Derived from a Schedule 13D/A filed with the SEC on March 17, 2015. The address for Charles S. Roberts is 375 Northridge Road, Suite 330, Atlanta, Georgia 30350.
(5)	Includes 258,705 shares owned by Mr. Roberts’ spouse; Mr. Roberts disclaims beneficial ownership of those shares.
(6)	Edward Gellert disclaims beneficial ownership of the shares held by A-III Investment Partners LLC, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The following table provides equity compensation plan information at December 31, 2014. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Restricted Stock Plan (the “Plan”). The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. Under the Plan as amended on January 27, 2009, we could grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. Subsequent grants of restricted stock have reduced the number of shares available to be granted under the Plan to the number shown.

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

Other than our restricted stock plan described above, we have no equity compensation plans under which we could issue stock, restricted stock or restricted stock units, phantom stock, stock options, Stock Appreciation Rights (“SARs”), stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, or similar instruments.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

General

The Company conducts its business through ACRE Realty LP, which we refer to as the operating partnership. The Company owns a 95.5% interest in the operating partnership as of March 20, 2015 and is its sole general partner.

Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2013, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 4 and 12 to our audited consolidated financial statements included in this annual report on Form 10-K provide further detail regarding some of the transactions described in this section.

Transactions with A-III Investment Partners LLC

Governance and Voting Agreement

The Company, A-III, and Mr. Roberts are parties to a Governance and Voting Agreement (the “Governance and Voting Agreement”), that among other things, provides for the composition of the new Board immediately following the closing of the transactions contemplated by the Stock Purchase Agreement with A-III, for Mr. Roberts to vote his shares in favor of certain proposals approved by the new Board, and certain other related matters. Under the terms of the Governance and Voting Agreement, the new Board is composed of a total of seven directors, including Mr. Roberts. For a more detailed description of the terms of this agreement see Part III, Item 10, Directors, Executive Officers and Corporate Governance above.

Management Agreement

The Company, the operating partnership and the Manager entered into a Management Agreement, that among other things, provides for the day-to-day management of the Company by the Manager, including investment activities and operations of the Company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of the Company and all of its subsidiaries in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the Company’s Board. Edward Gellert, our Chief Executive Officer, President and Director is an officer of our Manager. A description of the material terms of the Management Agreement is included in Part III, Item 10, Directors, Executive Officers and Corporate Governance above.

The Manager maintains an administrative services agreement with A-III, pursuant to which A-III and its affiliates, including Avenue Capital Group and C-III Capital Partners, provide a management team along with appropriate support personnel for the Manager to deliver the management services to the Company. The Management Agreement has an initial five-year term and will be automatically renewed for additional one-year terms thereafter unless terminated either by the Company or the Manager in accordance with its terms.

Registration Rights Agreement

The Company and A-III are parties to a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed, among other things, to file on or before the date that is 180 days after the closing date of the transaction with A-III described in the explanatory note above a shelf registration statement on Form S-11 or such other form then available to the Company. The registration statement will cover the resale from time to time of shares issued or to be issued to A-III under the Stock Purchase Agreement and the Warrant Agreement.

Tax Protection Agreement

In July 2013, the operating partnership privately offered to investors who held both OP Units and shares of common stock the opportunity to contribute shares to the operating partnership in exchange for OP Units (provided that the investors were “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended). This offering remains open to such investors. The Company, the operating partnership, A-III, and the Manager are parties to a Tax Protection Agreement (the “Tax Protection Agreement”) that provides that the parties will take the actions necessary to cause the operating partnership to continue the offering to such investors and to retain the shares it has previously acquired in the offering and any shares it acquires in the future in the offering.

Warrant Agreement

The Company and A-III are parties to a Warrant Agreement, pursuant to which the Company issued to A-III warrants to purchase 26,760,563 shares of the Company’s common stock at an exercise price of $1.42 per share ($38,000,000 in aggregate), subject to the post-closing adjustment described above (subject to further adjustment for stock splits, stock dividends, and other similar stock adjustments during the exercise term of such warrants).

Transactions with the Roberts Companies and Their Affiliates

Mr. Charles S. Roberts, our former Chief Executive Officer, owns all of the outstanding shares of each of the Roberts Companies. As explained below, we have entered into transactions with the Roberts Companies and paid them to perform services for us during the last two fiscal years. In connection with the transaction with A-III, all agreements and arrangements between the Company and the Roberts Companies have been terminated, except for the Reimbursement Arrangement for Consulting Services, as outlined below.

Overview. We have paid fees to the Roberts Companies for various services. We reimburse the Roberts Companies for the costs of certain services and personnel the Roberts Companies provide to us, and we have retained the Roberts Companies for development services and construction services for some of our land parcels in the past.

Sales Contract on Bradley Park Land Parcel

On January 26, 2015, we entered into a contract to sell our Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC (“Purchaser”), which is an affiliate of Mr. Charles Roberts, our former President, CEO, and Chairman of the Board. Under the terms of the sales contract, the Purchaser paid a $10,000 earnest money deposit. The Purchaser had 60 days to inspect the property and elect to proceed with the purchase, at which time the Purchaser must pay an additional $15,000 earnest money deposit. On March 25, 2015, Purchaser elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the title company. Our Audit Committee, as constituted prior to the A-III transaction, approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the NYSE MKT stock exchange. Our Board as constituted prior to the A-III transaction also approved the transaction in accordance with our Code of Business Conduct and Ethics.

Lease of Office Space in Northridge Office Building. On October 30, 2013, we sold our 37,864 square foot Northridge Office Building to the Fulton County Board of Education, an unrelated third party, for $5,280,000. Prior to the sale, we leased 4,431 rentable square feet in the Northridge Office Building to Roberts Properties and 1,920 rentable square feet to Roberts Construction. Effective as of January 1, 2012, we renewed our leases with the Roberts Companies for a one-year term with a rental rate of $17.50 per rentable square foot. Effective as of January 1, 2013, Roberts Realty again renewed its leases with the Roberts Companies for a one-year term with a new rental rate of $17.00 per rentable square foot. The renewal rental rate was higher than a December 2012 lease renewal with an unrelated third party at the Northridge Office Building. We recognized total rental income from Roberts Properties and Roberts Construction of $80,975 for the year ended December 31, 2013.

Sublease of Office Space. On October 30, 2013, we sold our Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off our $2,422,533 Northridge Office Building loan. This sale also reduced our operating expenses by approximately $210,000 per year. The Fulton County Board of Education intends to occupy 100% of the building and as a condition of closing, required that we vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, we were required to seek new office space in another building. On February 19, 2014, we entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, our former Chairman of the Board, Chief Executive Officer, and President. The rental rates and lease term were the same rental rates and lease term that Roberts Capital Partners, LLC had with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, we negotiated a 90-day right to terminate our sublease as described below. The sublease had a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. We have the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The minimum total lease payments to Roberts Capital Partners, LLC will be $61,324 and the maximum total lease payments, assuming the full three-year term and the exercise of the Year 4 option, would be $128,099. We paid a security deposit of $20,577 upon the execution of the lease and have paid $21,986 in rent during the twelve months ended December 31, 2014.

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

Restrictive Covenant on North Springs Property. Our 10-acre North Springs property in Fulton County is zoned for 356 multifamily apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. In acquiring the North Springs property in January 2005, we assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Fulton County, Georgia real estate records in favor of Roberts Properties and Roberts Construction. The covenant has the same terms and conditions as the restrictive covenant related to the Peachtree Parkway land described above. We have previously paid the development fees to Roberts Properties for the services they provided in full satisfaction of that part of the covenant. The restrictive covenant expired on January 3, 2015. In connection with our recapitalization with A-III, this restrictive covenant was terminated.

Development Fees. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues, as well as exterior design, finish selection, and interior design. We entered into a design and development agreement with Roberts Properties for the Highway 20 project and made payments to Roberts Properties of $35,000 in 2013 and $105,000 in 2014. In connection with our recapitalization with A-III, this design and development agreement has been terminated.

Construction Contracts. We entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs, and Highway 20 properties. Under these contracts, we paid Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. We paid progress payments monthly to Roberts Construction based on the work that was completed. The following table lists the amounts incurred on these contracts during 2013 and 2014. In connection with our recapitalization with A-III, these contracts have been terminated.

	Amounts Incurred for Labor and Materials Costs		Amounts Incurred for 5% Profit and 5% Overhead
	For Twelve Months Ended December 31,		For Twelve Months Ended December 31,
	2014	2013	2014	2013

Bradley Park	$—	$—	$—	$—
Northridge	—	999	—	100
Peachtree Pkwy	—	—	—	—
North Springs	—	—	—	—
Highway 20	—	—	—	—

Totals	$—	$999	$—	$100

Other Payments to Roberts Construction. At our request, Roberts Construction performed repairs and maintenance and made tenant improvements for new leases at our retail centers and office building. Roberts Construction also performed maintenance on the land parcels. Roberts Construction received cost reimbursements of $279,326 in 2013 and $287,821 in 2014.

Reimbursements to Roberts Properties for Consulting Services. We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, we reimburse Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. As amended, the arrangement provides that the appropriate billing rate shall be calculated by multiplying an hourly cost for an employee (which is defined as the employee’s salary, plus benefits paid by the Roberts Companies, divided by 2,080 annual hours) by a factor of 2.25 for all employees (increased from a factor of 1.7), including Roberts Properties’ Chief Financial Officer (increased from a factor of 1.8). The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, we incurred $261,014 in 2013 and $459,555 in 2014.

Other Reimbursements to Roberts Properties. We reimbursed Roberts Properties $10,331 in 2013 and $36,393 in 2014 for our operating costs and other expenses.

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

Determination of Director Independence

We have established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. Our Audit Committee is currently composed of Mr. Frank (Chairman), Mr. Loverd, and Mr. Koen. Our Board has determined that each member of the Audit Committee is “independent” under SEC Rule 10A-3 and Section 803A of the NYSE MKT exchange listing standards. Our compensation committee is currently composed of Mr. Permut (Chairman), Mr. Frank, and Mr. Loverd. Each member of the Compensation Committee qualifies as an “outside director” as such term is defined under Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act. Our Nominating and Corporate Governance Committee is currently composed of Mr. Koen (Chairman), Mr. Permut and Mr. Loverd. Our Board has determined that each member of the Nominating and Corporate Governance Committee is “independent” within the meaning of the applicable standards of the NYSE MKT.

Approval of Transactions with Related Persons

We have two types of policies and procedures for the review, approval, or ratification of any transaction we are required to report in the preceding portion of this Item 13. The first is our longstanding policy that conflicting interest transactions by directors as defined under Georgia law must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. The second is that under our Code of Business Conduct and Ethics, related party transactions are subject to appropriate review and oversight by the Audit Committee of our Board. We describe each of these policies in more detail below.

The Board is subject to provisions of Georgia law that are designed to eliminate or minimize potential conflicts of interest. Under Georgia law, a director may not misappropriate corporate opportunities that he learns of solely by serving as a member of the Board. In addition, under Georgia law, a transaction effected by us or any entity we control (including the operating partnership) in which a director, or specified related persons and entities of the director, have a conflicting interest of such financial significance that it would reasonably be expected to exert an influence on the director’s judgment, may not be enjoined, set aside, or give rise to damages on the grounds of that interest if either:

•	the transaction is approved, after disclosure of the interest, by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by disinterested shareholders; or
•	the transaction is established to have been fair to us.

Under our Code of Business Conduct and Ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with the interests of the company. A conflict situation can arise when our employee, officer or director takes actions or has interests that may make it difficult to perform his or her services to the Company objectively and effectively. For example, a conflict of interest would arise if a director or officer, or a member or his or her family, receives improper personal benefits as a result of his or her position in the company.

Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the Board of Directors of the Company or as provided by the Management Agreement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On March 28, 2014, the Audit Committee of the Board of Directors of the Company, as constituted prior to the A-III transaction, approved the engagement of Cherry Bekaert LLP (“Cherry Bekaert”) as the Company’s independent registered public accounting firm for the purposes of auditing the Company’s financial statements, effective as of April 3, 2014. This selection resulted in the dismissal by the Audit Committee of CohnReznick LLP (“CohnReznick”), which had served in that role until March 28, 2014. See “—Change in Independent Registered Public Accounting Firm” below.

The Audit Committee of the Board selected the accounting firm of Cherry Bekaert to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014.

The following is a summary of the fees billed to the Company by CohnReznick and Cherry Bekaert, the Company’s former and current independent registered public accounting firms for professional services rendered for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013
CohnReznick:
Audit Fees	$—	$125,500
Audit-Related Fees	10,000	—
Tax Fees	$18,000	$18,000
All Other Fees	10,000	2,000

Total	$38,000	$145,500

Cherry Bekaert:
Audit Fees	$326,500	—
Audit-Related Fees	$—	—
Tax Fees	$—	—
All Other Fees	—	5,000

Total	$326,500	$5,000

Audit Fees

“Audit Fees” consist of fees and expenses billed for professional services rendered for the audit of the financial statements, review of the interim consolidated financial statements, review of registration statements and the preparation of comfort letters and services that are normally provided by accountants in connection with statutory and regulatory filings or engagements. In 2014, the audit fees included $216,500 related to the previously announced restatements of our financial statements. See the Explanatory Note to this report and Note 2—Restatement of Previously Issued Financial Statements, to the audited consolidated financial statements included in this report.

Audit-Related Fees

“Audit-Related Fees” consist of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not “Audit Fees.”

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring and research and assistance with 2013 and 2012 restatement.

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

Pre-Approval Policy

All audit, tax and other services provided to us are reviewed and pre-approved by the Audit Committee. All of the fees paid to CohnReznick and Cherry Bekaert in 2013 and 2014 that are described above were approved by the Board.

The Audit Committee has considered whether, and has determined that, the provision by CohnReznick and Cherry Bekaert of the services described under “Audit-Related Fees,” “Tax Fees” and “Other Fees” is compatible with maintaining CohnReznick’s and Cherry Bekaert’s independence from management and the Company.

Change in Independent Registered Public Accounting Firm

The Audit Committee engaged Cherry Bekaert as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014, and dismissed CohnReznick from that role.

The audit reports of CohnReznick on the consolidated financial statements of the Company as of and for the years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two fiscal years ended December 31, 2013 and 2012 and from January 1, 2014 through March 28, 2014, (i) there were no disagreements with CohnReznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to CohnReznick’s satisfaction, would have caused CohnReznick to make reference in connection to their opinion to the subject matter of the disagreement and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided CohnReznick with a copy of the disclosures made in a Current Report on Form 8-K (the “Report”) prior to the time the Report was filed with the SEC and requested that CohnReznick furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company therein and, if not, stating the respects in which it does not agree. The letter from CohnReznick to the Securities and Exchange Commission dated as of April 3, 2014, is attached as Exhibit 16.1 to the Report.

During the two fiscal years ended December 31, 2013 and 2012 and from January 1, 2014 through March 28, 2014, neither the Company nor (to the Company’s knowledge) anyone acting on behalf of the Company consulted with Cherry Bekaert regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject matter of a “disagreement,” as described in Item 304(a)(1) of Regulation S-K, or a “reportable event.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of ACRE Realty Investors Inc.

(formerly known as Roberts Realty Investors, Inc.):

We have audited the accompanying consolidated balance sheets of ACRE Realty Investors Inc. and its subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 – Subsequent Events to the consolidated financial statements, on January 30, 2015, the Company and A-III Investment Partners LLC (“A-III”) closed a transaction which resulted in A-III purchasing 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in Management’s Report on Internal Control over Financial Reporting, referred to in Part II, Item 9A of the Company’s Annual Report on Form 10-K, and, accordingly, we do not express an opinion thereon.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
March 30, 2015

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Real Estate Assets:
Construction in progress and real estate under development	$4,450,811	$4,373,789
Real estate assets held for sale	19,319,538	19,576,596

Net real estate assets	23,770,349	23,950,385

Cash and cash equivalents	238,267	3,522,867
Restricted cash	97,985	574,204
Deferred financing costs – net of accumulated amortization of $70,451 and $95,013 at December 31, 2014 and 2013, respectively	74,323	122,087
Deferred offering costs	325,677	—
Other assets – net of accumulated depreciation of $84,292 and $111,909 at December 31, 2014 and 2013, respectively	464,943	43,075
Assets related to discontinued operations	12,000	122,340

Total assets	$24,983,544	$28,334,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$862,405	$395,196
Due to affiliates	10,241	47,441
Liabilities related to real estate assets held for sale	10,437,378	11,197,727
Liabilities related to discontinued operations	—	560

Total liabilities	11,310,024	11,640,924

Commitments and contingencies

Non-controlling interest – operating partnership	3,468,972	3,328,791

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
Common shares, $.01 par value, 100,000,000 shares authorized, 10,724,009 and 10,702,934 shares issued and 9,364,631 and 10,045,832 shares outstanding at December 31, 2014 and 2013, respectively	107,240	107,029
Additional paid-in capital	30,356,905	31,097,171
Treasury shares, at cost (72,717 shares at December 31, 2014 and 2013, respectively)	(71,332)	(71,332)
Accumulated deficit	(20,188,265)	(17,767,625)

Total shareholders’ equity	10,204,548	13,365,243

Total liabilities and shareholders’ equity	$24,983,544	$28,334,958

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Operating Revenues:
Rental operations	$—	$3,587
Other operating income	6,303	25,085

Total Operating Revenues	6,303	28,672

Operating Expenses:
Utilities	688	418
Repairs and maintenance	9,950	235,848
Real estate taxes	96,520	109,028
Marketing, insurance and other	23,467	8,998
General and administrative expenses	2,192,621	1,801,887
Depreciation expense	4,058	621

Total Operating Expenses	2,327,304	2,156,800

Other Income (Expenses):
Gain on sale of real estate assets	195,099	1,253,933
Gain on disposal of assets	3,897	6,500
Other income	350,000	—
Interest income	3,451	1,071
Interest expense	(1,251,960)	(947,098)

Total Other Income (Expenses)	(699,513)	314,406

Loss From Continuing Operations, Before Tax	(3,020,514)	(1,813,722)

Income Tax Benefit	—	444,708

Loss From Continuing Operations, After Tax	(3,020,514)	(1,369,014)

Income From Discontinued Operations, Net of Tax of $0 and $444,708, in 2014 and 2013, Respectively	—	726,829

Net Loss	(3,020,514)	(642,185)

Loss Attributable to Non-controlling Interest	(599,874)	(110,070)

Net Loss Available to Common Shareholders’	$(2,420,640)	$(532,115)

Loss Per Common Share – Basic and Diluted (Note 7):
Loss from continuing operations – basic and diluted	$(0.24)	$(0.11)
Income from discontinued operations – basic and diluted	—	0.06
Net loss – basic and diluted	$(0.24)	$(0.05)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Shares
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders’ Equity

BALANCE AS OF DECEMBER 31, 2012	10,641,928	$106,419	$31,813,622	$(71,332)	$(17,235,510)	$14,613,199

Net loss					(532,115)	(532,115)

Restricted shares issued	31,250	312	(312)	—	—	—

Share-based compensation expense	—	—	48,630	—	—	48,630
Contribution of common shares for operating partnership units	—	—	(607,760)	—	—	(607,760)
Redemption of operating partnership units for common shares	29,756	298	37,598	—	—	37,896
Adjustment for non-controlling interest in the operating partnership	—	—	(194,607)	—	—	(194,607)

BALANCE AS OF DECEMBER 31, 2013	10,702,934	$107,029	$31,097,171	$(71,332)	$(17,767,625)	$13,365,243

Net loss					(2,420,640)	(2,420,640)

Contribution of common shares for operating partnership units	—	—	(730,367)	—	—	(730,367)
Redemption of operating partnership units for common shares	21,075	211	17,548	—	—	17,759
Adjustment for noncontrolling interest in the operating partnership	—	—	(27,447)	—	—	(27,447)

BALANCE AS OF DECEMBER 31, 2014	10,724,009	$107,240	$30,356,905	$(71,332)	$(20,188,265)	$10,204,548

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Operating Activities:
Net loss	$(3,020,514)	$(642,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,772	316,967
Loss on extinguishment of debt	—	362,264
Gain on sale of real estate assets	(195,099)	(3,018,609)
Share-based compensation expense	—	48,630
Amortization of above and below market leases	—	(3,357)
Decrease in due from affiliates	—	403,182
(Increase) decrease in other assets	(303,561)	100,578
(Decrease) increase in due to affiliates	(37,200)	10,504
Increase in accounts payable, accrued expenses and other liabilities relating to operating activities	512,469	449,718

Net cash used in operating activities	(2,793,133)	(1,972,308)

Investing Activities:
Proceeds from sale of real estate assets	700,000	13,320,000
Proceeds from sale of furniture, fixtures and equipment	3,897	6,500
Purchase of furniture, fixtures and equipment	(15,922)	(1,902)
Payment of leasing costs	—	(4,668)
Decrease (increase) in restricted cash	476,219	(632,651)
Increase (decrease) in accounts payable, accrued expenses and other liabilities relating to investing activities	33,205	(38,837)
Decrease in due to affiliates relating to investing activities	—	(605)
Costs related to the sale of real estate assets	(4,900)	(891,667)
Development and construction of real estate assets	(319,964)	(29,037)

Net cash provided by investing activities	872,535	11,727,133

Financing Activities:
Principal repayments on liabilities related to discontinued operations	—	(2,557,454)
Principal repayments of land notes payable	—	(2,000,000)
Principal repayments on liabilities related to real estate assets held for sale	(841,375)	(7,310,200)
Payment of loan costs	(198,950)	(265,322)
Deferred offering costs	(325,677)	—
Increase in accounts payable, accrued expenses and other liabilities relating to financing activities	2,000	—
Proceeds from land notes payable related to real estate assets held for sale	—	5,500,000

Net cash used in financing activities	(1,364,002)	(6,632,976)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,284,600)	3,121,849

Cash and Cash Equivalents, Beginning of Period	3,522,867	401,018

Cash and Cash Equivalents, End of Period	$238,267	$3,522,867

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$951,791	$938,555

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:

Redemption of operating partnership units for common shares	$17,759	$37,896

Contribution of common shares for operating partnership units	$(730,367)	$(607,760)

Adjustments to non-controlling interest in the operating partnership	$(27,447)	$(194,607)

Non-Cash Disposition of Real Estate Assets Related to Discontinued Operations:

Disposition of real estate assets related to discontinued operations	$—	$7,026,774

Decrease in assets related to discontinued operations	$—	$76,906

Extinguishment of liabilities related to discontinued operations	$—	$(7,564,640)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

ACRE Realty Investors Inc. (the “Company”) (formerly known as Roberts Realty Investors, Inc. until its name was changed on January 30, 2015), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The Company’s strategy has since changed upon the consummation of the transaction with A-III Investment Partners LLC, as described below.

The Company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. The Company controls the operating partnership as its sole general partner and had a 74.63% and an 80.06% ownership interest in the operating partnership at December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014, the Company owned the following real estate assets, all of which are located in the north Atlanta metropolitan area:

•	three tracts of land totaling 70 acres that are held for sale, including a 22-acre tract that is under contract to be sold (See Note 14 – Subsequent Events); and
•	one tract of land totaling 10.9 acres zoned for 220 multifamily apartment units that was under development.

On November 19, 2014, the Company and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”), a joint venture between affiliates of Avenue Capital Group and C-III Capital Partners LLC, which is controlled by Island Capital Group LLC. In accordance with the Stock Purchase Agreement, A-III would purchase $12 million of the Company’s common stock at an estimated purchase price of $1.40 per share. The Company would also issue warrants to A-III to purchase up to an additional $38 million of common stock to A-III, at an estimated exercise price of $1.40 per share. The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the Company’s four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. The transaction with A-III closed on January 30, 2015. See Note 14 – Subsequent Events.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the course of the due diligence in connection with the A-III transaction, an error was discovered in the calculation of the 95% gross income test for purposes of its qualification as a real estate investment trust, or REIT, under the Internal Revenue Code in the tax year ended December 31, 2009. Consequently, the Company did not qualify as a REIT for the years ended December 31, 2009-2013. The Company’s consolidated financial statements for those periods were prepared based on the assumption that the company was a REIT when it was actually a taxable C corporation.

On November 20, 2014, the Company received a notice of noncompliance from the NYSE MKT stock exchange (the “Exchange”). The notice of noncompliance stated that the Exchange had determined that the Company was not in compliance with Section 134 and 1101 of the Exchange’s Company Guide due to the Company’s failure to timely file its quarterly report on Form 10-Q for the quarter ended September 30, 2014 as a result of the REIT qualification issue and related need to restate its financial statements. On December 31, 2014, the Company received a letter from the Exchange accepting its listing compliance plan. Under the plan, the Company had until February 18, 2015 to regain compliance with the continued listing standards of the Exchange. See Note 14 – Subsequent Events.

As a result, the Company restated its consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows as of and for the years ended December 31, 2013 and 2012 to reflect the change in the taxable status of the company to a taxable C corporation and to include income tax provisions, a corresponding valuation allowance for the net deferred income tax assets, and explanatory note disclosures for income taxes. The Company had a consolidated taxable loss in each of the years described above and did not have any consolidated income tax liability in any of those years, so there was no consolidated tax liability resulting from the change in income tax status. The audited historical consolidated financial statements for 2014 and 2013 contained in this report are presented after giving effect to the restatements described above.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements include the consolidated accounts of the Company and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the non-controlling interest of the unitholders in the operating partnership.

Real Estate Assets and Depreciation. Real estate assets are recorded at depreciated cost less reductions for impairment, if any. Under FASB ASC Topic 820-10, Fair Value Measurements and Disclosures – Overall, the Company measures its non-financial assets and liabilities at fair value on a nonrecurring basis. The Company reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the book value may not be recoverable. If the real estate asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount exceeds the fair value as determined by an evaluation of appraisals, discounted cash flow analyses, and other applicable valuation techniques. The analysis conducted by the Company in determining any impairment losses is described in Note 10 – Impairment Loss on Real Estate Assets.

The purchase price of acquired real estate assets is allocated to land, building, and intangible assets in accordance with FASB ASC Topic 805, Business Combinations. The Company allocates the purchase price of an acquired asset based on the relative fair values of the land, building, and intangible assets. For tangible assets classified as real estate assets, the values are determined as though the land was undeveloped and the buildings were vacant.

Intangible assets typically consist of above or below market leases and the value of in-place leases. The fair value of any above or below market leases is amortized into operating revenues over the terms of the respective leases. There were no above or below market leases at December 31, 2014 and 2013, respectively. The value of in-place leases is amortized over the term of the respective lease. Intangible assets that are subject to amortization (a) are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable and (b) are tested at least annually.

Expenditures directly related to the acquisition, development, construction, and improvement of real estate assets are capitalized, at cost, as land, buildings, and improvements. During the construction period, interest expense, real estate taxes, insurance, and other direct costs are also capitalized. Interest expense is capitalized on qualifying assets during the construction period using a weighted average interest rate for all applicable indebtedness. There was no interest expense capitalized in 2014 or 2013. Leasing costs, including commissions and legal costs, are capitalized and amortized over the term of the respective lease. Ordinary repairs and maintenance costs are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives; buildings are generally depreciated over 27.5 years; land improvements are depreciated over 15 years; and furniture, fixtures, and equipment are depreciated over 5 to 7 years. The amortization of the value of in-place leases and any tenant improvement costs is included in income from discontinued operations on the consolidated statements of operations. Depreciation and amortization expense for the assets related to discontinued operations was $0 in 2014 and $131,995 in 2013 (see Note 4 – Real Estate Assets Held for Sale and Discontinued Operations – Depreciation and Amortization Expense).

The Company recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, the Company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of the Company’s assets as of December 31, 2014 and 2013.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that may at times exceed the limits for insurance provided by the Federal Depository Insurance Corporation. The Company has not experienced any losses related to these excess balances, and management believes its credit risk is minimal.

Restricted Cash. Restricted cash consists of interest and property tax reserves held by lenders.

Deferred Financing Costs. Deferred financing costs include fees and expenses incurred to obtain financing and are amortized to interest expense in the consolidated statements of operations, using the straight-line method over the terms of the related indebtedness. Although accounting principles generally accepted in the U.S. (“GAAP”) require that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method.

Deferred Offering Costs. Offering costs borne by the Company in connection with the purchase of common stock by A-III have been recorded as deferred offering costs at December 31, 2014 and will be reflected as a reduction of additional paid-in-capital when the offering is consummated

Revenue Recognition. Rental income from multifamily apartment communities is recognized when collected which materially approximates revenue recognition on a straight-line basis. Multifamily apartment communities are typically leased under operating leases with terms of one year or less. The Company does not currently own any multifamily communities and did not own any multifamily communities during 2014 or 2013.

Commercial leases generally have terms of three to five years and rental income from commercial leases is recognized on a straight-line basis. The Company also recognizes revenue for reimbursements from commercial tenants of operating expenses consisting primarily of real estate taxes, property insurance, and various common area expenses; such as, electricity, water, sewer, and trash removal (See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations).

Income Taxes. The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets depends upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. The Company records a valuation allowance, based on the expected timing of reversal of existing taxable temporary differences and its history of losses and future expectations of reporting taxable losses, if management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets.

Earnings Per Share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is calculated to reflect the potential dilution of all instruments or securities that are convertible into shares of common stock. For the Company, this includes the shares that are issuable in redemption of units that are outstanding during the periods presented.

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

Recent Accounting Pronouncements. ASU No. 2013-02; Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02. The objective of this ASU is to improve the reporting of reclassifications of various components out of accumulated other comprehensive income and requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the accompanying notes to the financial statements.  The guidance in ASU 2013-02 became effective for the Company beginning January 1, 2013.  The implementation of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2013-11; Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). In July 2013, the FASB issued ASU No. 2013-11. This ASU is related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for the same jurisdiction’s net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from the disallowance of an uncertain tax position. The guidance in ASU 2013-11 became effective for the Company beginning January 1, 2014. The implementation of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-06; Technical Corrections and Improvements Related to Glossary Terms (“ASU 2014-06”). In March 2014, the FASB issued ASU No. 2014-06. Technical Corrections and Improvements are changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This ASU pertains to those amendments related to the Master Glossary, including technical corrections related to glossary links, glossary term deletions, and glossary term name changes. In addition, this ASU includes more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the Master Glossary with similar, but not entirely identical, definitions. The amendments in this ASU did not have transition guidance and were effective for the Company upon issuance. The implementation of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-08; Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Terms (“ASU 2014-08”). In April 2014, the guidance for ASC 205 and ASC 360 was amended to change the requirements for reporting discontinued operations in ASC 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria in ASC 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale. This update is effective prospectively for the Company beginning January 1, 2015. The implementation of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications. The Company has made certain reclassifications of prior year’s balances with respect to discontinued operations and real estate assets held for sale in order to conform to the current financial statement presentation.

4.	REAL ESTATE ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets as held for sale after the following conditions have been satisfied: (1) receipt of approval from its board of directors to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

The Company periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying consolidated balance sheets. The real estate assets held for sale and the liabilities related to real estate assets held for sale as of December 31, 2014 and 2013, were as follows:

	Real Estate Assets Held for Sale
	12/31/14	12/31/13

North Springs Land	$11,000,000	$11,000,000
Bradley Park Land	3,559,538	3,421,596
Highway 20 Land	4,760,000	4,655,000
Johns Creek Commercial Site	—	500,000

Total Real Estate Assets Held for Sale	$19,319,538	$19,576,596

	Liabilities Related to Real Estate Assets Held for Sale
	12/31/14	12/31/13

North Springs Land	$5,500,000	$5,500,000
Bradley Park Land	2,988,625	3,000,000
Highway 20 Land	1,770,000	2,600,000

Total Land Loans for Real Estate Assets Held for Sale	10,258,625	11,100,000
Other Liabilities	178,753	97,727

Total Liabilities Related to Real Estate Assets Held for Sale	$10,437,378	$11,197,727

On July 17, 2014, the Company sold the Johns Creek commercial site (which had a book value of $500,000) for $700,000 and recorded a $195,099 gain on the sale. The net sale proceeds of $690,364 were used by the Company to pay down the Highway 20 land loan.

On March 20, 2013, the Company sold the remaining 1.5 acres of the Peachtree Parkway land for $450,000 and recorded a $39,741 gain on the sale.

On February 7, 2013, the Company sold its 20.6-acre Peachtree Parkway land for $7,590,000 ($7,090,000 net of a $500,000 payment required to release a restrictive covenant on the property). See Note 12 – Related Party Transactions. The Company used $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan and recorded a $1,214,192 gain on the sale.

The Company reports the results of operations and the gains or losses from operating properties that are disposed of in accordance with FASB ASC Topic 360-10, Property, Plant and Equipment – Overall. These assets and their liabilities are separately stated on the accompanying consolidated balance sheets as assets or liabilities related to discontinued operations. Gains and losses, the results of operations, interest expense and all expenses related to the retirement of debt from operating properties that are disposed of are included in discontinued operations in the period incurred and are shown separately in the consolidated statements of operations as income (loss) from discontinued operations.

Discontinued Operations

	December 31,	December 31,
	2014	2013

OPERATING REVENUES:
Rental operations	$—	$739,991
Other operating income	—	126,089

Total operating revenues	—	866,080

OPERATING EXPENSES:
Utilities	—	103,791
Repairs and maintenance	—	80,724
Real estate taxes	—	103,150
Marketing, insurance and other	—	60,616
General and administrative expenses	—	38,363
Depreciation and amortization expense	—	115,059

Total operating expenses	—	501,703

OTHER INCOME (EXPENSE):
Gain on sale of real estate assets	—	1,764,676
Loss on extinguishment of debt	—	(362,264)
Interest income	—	74
Interest expense	—	(578,390)
Amortization of deferred financing and leasing costs	—	(16,936)

Total other income	—	807,160

INCOME FROM DISCONTINUED OPERATIONS, BEFORE TAX	—	1,171,537

INCOME TAX EXPENSE	—	(444,708)

INCOME FROM DISCONTINUED OPERATIONS, AFTER TAX	$—	$726,829

On November 5, 2013, the Company completed the transfer of the Bassett retail center to the lender in satisfaction of the $2,406,883 in debt secured by the property, which completed the Company’s exit from the office and retail business. The Company recorded a $63,721 loss on the extinguishment of debt related to this transaction.

On October 30, 2013, the Company sold its Northridge Office Building for $5,280,000. The Company used $2,422,533 of the sale proceeds to repay the Northridge Office Building loan and recorded a $1,764,676 gain on the sale.

On August 6, 2013, the Company completed the transfer of the Spectrum retail center to the lender, in satisfaction of the $4,691,528 in debt secured by the property. The Company recorded a $298,543 loss on the extinguishment of debt related to this transaction.

5.	NOTES PAYABLE

Land Loans. The operating partnership or its wholly owned subsidiary is the borrower and the Company is the guarantor for the loans secured by the Company’s land parcels. The loans were classified in liabilities related to real estate assets held for sale in the consolidated balance sheets and the outstanding principal balances of these loans at December 31, 2014 and 2013 were as follows (in order of maturity date):

			Interest
Land Parcel			Rate as of	Principal Outstanding(4)
Securing Loan	Maturity		12/31/14	12/31/14	12/31/13

North Springs(1)	1	/17/15	13.0%	$5,500,000	$5,500,000
Highway 20(2)	2	/15/15	5.0%	1,770,000	2,600,000
Bradley Park(3)	7	/03/15	4.75%	2,988,625	3,000,000

Total Land Loans for Real Estate Assets Held for Sale				$10,258,625	$11,100,000

(1)      The North Springs loan has been paid in full. See Note 14 – Subsequent Events.

(2)      The Highway 20 loan has been paid in full. See Note 14 – Subsequent Events.

(3)      The Bradley Park loan has been extended and the new maturity date is September 1, 2015. See Note 14 – Subsequent Events.

(4)      The notes are classified in liabilities related to real estate assets held for sale in the consolidated balance sheets

On December 22, 2014, the Company extended and renewed its $2,988,625 Bradley Park land loan, which extended the maturity date of the loan to July 3, 2015. We subsequently extended the maturity date again to September 1, 2015. The renewed loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%.

On September 30, 2014, the Company renewed the $1,864,636 Highway 20 land loan and extended the maturity date to February 15, 2015. In connection with the extension, the Company made a $64,636 principal payment, reducing the outstanding principal balance to $1,800,000. The Company also paid a 2% extension fee and deposited $22,100 to an interest reserve account to pay monthly interest only payments at the prime rate plus 1.75%, with an interest rate floor of 5% per annum. In addition, the loan requires fixed principal payments of $10,000 per month during the extension term.

On August 18, 2014, the Company extended the $5,500,000 North Springs land loan in accordance with the terms of the July 18, 2013 loan documents. The renewal extended the maturity date of the loan to January 17, 2015 and continued to require monthly interest only payments at an interest rate of 13% per annum. The Company paid a 1% extension fee and increased the interest reserve by $178,750 to fund the monthly interest only payments. The Company is required to pay a 1% repayment fee upon the sale of the property or the repayment of the loan.

The scheduled principal payments of all outstanding debt at December 31, 2014 are as follows:

2015	$10,258,625
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Total	$10,258,625

At December 31, 2014, the weighted average interest rate on the Company’s short-term debt was 9.22%. There was no interest expense capitalized in 2014 or 2013.

6.	NON-CONTROLLING INTEREST – OPERATING PARTNERSHIP

Holders of operating partnership units generally have the right to require the operating partnership to redeem their units for shares of the Company’s common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. The Company has adopted a policy of issuing shares in exchange for all units submitted for redemption.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the Company’s common stock or as the Company common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 19.86% for 2014 and 17.14% for 2013. There were 1,932,638 units outstanding as of December 31, 2014 and 1,519,036 units outstanding as of December 31, 2013. The non-controlling interest of the unitholders was $3,468,972 at December 31, 2014 and $3,328,791 at December 31, 2013.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Company records non-controlling interest in the operating partnership on its consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in the Company’s consolidated statements of shareholders’ equity. The following table details the components of non-controlling interest related to unitholders in the operating partnership for the twelve months ended December 31, 2014 and 2013 (see Note 7 – Shareholders’ Equity – Earnings per Share):

	December 31,
	2014	2013

Beginning balance	$3,328,791	$2,674,390
Net loss attributable to non-controlling interest	(599,874)	(110,070)
Redemptions of non-controlling partnership units	(17,759)	(37,896)
Contribution of common shares for non-controlling partnership units	730,367	607,760
Adjustments to non-controlling interest in the operating partnership	27,447	194,607

Ending balance	$3,468,972	$3,328,791

7.	SHAREHOLDERS’ EQUITY

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 6 – Non-controlling Interest – Operating Partnership, 27,447 operating partnership units were redeemed for 21,075 shares during 2014, and 18,066 operating partnership units were redeemed for 29,756 shares during 2013. Each redemption was reflected in the accompanying consolidated financial statements at the closing price of the Company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 6- Non-controlling Interest – Operating Partnership, a total of 702,276 shares were contributed to the operating partnership and 426,397 units were issued in exchange for the shares contributed during 2014, and 584,385 shares were contributed to the operating partnership and 354,817 units were issued in exchange for the shares contributed during 2013. The contribution was reflected in the accompanying consolidated financial statements based on the closing price of the Company’s stock on the date of contribution.

Restricted Stock. Shareholders of the Company approved and adopted the Company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors Under the Plan as amended, the Company may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the Compensation Committee of the Company’s Board.

FASB ASC Topic 718, Compensation – Stock Compensation, requires share-based compensation cost to be measured at the date of grant based on the fair value of the award and to be recognized in the accompanying consolidated statements of operations as an expense on a straight line basis over the requisite service period, which is the vesting period.

There were no unvested shares of restricted stock outstanding as of December 31, 2014 and December 31, 2013. During 2013, the Company granted a total of 31,250 shares under the Plan, 15,625 shares to an employee of Roberts Properties and 15,625 shares to an employee of Roberts Construction, for their efforts on behalf of the Company. The shares granted during 2013 were vested upon their issuance. Compensation expense related to restricted stock was $0 and $48,630 in 2014 and 2013, respectively. There is no unearned compensation expense related to restricted stock that will be recognized in future periods as of December 31, 2014, and December 31, 2013.

The following table shows the restricted stock activity for 2014 and 2013:

	Number of Unvested Shares of Restricted Stock	Weighted Grant Date Fair Value Per Share

Balance at December 31, 2012	50,000	$1.36

Granted	31,250	$.96
Forfeited	—
Vested	(81,250)

Balance at December 31, 2013	—

Granted	—
Forfeited	—
Vested	—

Balance at December 31, 2014	—

Treasury Stock. The Company has a stock repurchase plan under which it was authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the plan, as of December 31, 2014, the Company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. The Company did not repurchase any shares during 2014 or 2013.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares used in the Company’s basic and diluted earnings per share computations. The effect of the operating partnership units and the related income are not included in the diluted earnings per share calculations because they are not dilutive. See Note 3 – Basis of Presentation.

	December 31,
	2014	2013

Loss from continuing operations, available for common shareholders – basic	$(2,420,640)	$(1,134,366)

Loss from continuing operations attributable to non-controlling interest	(599,874)	(234,648)

Loss from continuing operations, after tax – diluted	(3,020,514)	(1,369,014)

Income from discontinued operations available for common shareholders – basic	—	602,251

Income from discontinued operations attributable to non-controlling interest	—	124,578

Income from discontinued operations, net of tax – diluted	—	726,829

Net loss available to common shareholders’ – diluted	$(3,020,514)	$(642,185)

Weighted average number of shares – basic and diluted	10,055,747	10,402,546

Weighted average number of units	2,491,973	2,151,353

Weighted average number of shares – assuming the conversion of all units to shares	12,547,720	12,553,899

8.	INCOME TAXES

At December 31, 2014, the Company had a federal net operating loss carryforward of approximately $18.72 million, which begins to expire during the fiscal year ending in 2029 and will fully expire by the end of the fiscal year ending 2034. Deferred taxes at December 31, 2014 consisted of the following:

	2014	2013

Net operating loss carry-forwards	$7,104,340	$6,050,720
Impairment of land and buildings	6,026,624	6,135,660
Other	2,714	15,100
Total deferred tax assets	13,133,678	12,201,480
Valuation Allowance	(8,669,154)	(7,745,565)
Net deferred tax assets	4,464,524	4,455,915

Capitalized interest	(524,801)	(523,765)
Deferred gains	(3,838,923)	(3,831,343)
Other	(100,800)	(100,807)
Total deferred tax liabilities	(4,464,524)	(4,455,915)
Balance	$—	$—

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets depends upon the generation of future taxable income. Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets is not more likely than not. In addition, under Internal Revenue Code Section 382, the Company’s ability to use these net operating loss carryforwards may be limited or eliminated in the event of future changes in ownership. See Note 14 – Subsequent Events.

The Company has no federal or state, current or deferred tax expense or benefit. The Company’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates for the two years ended December 31, 2014 is as follows:

	2014	2013

Federal Rate	(34.00%)	(34.00%)
State tax rate, net of federal benefit	(3.96)	(3.50)
Permanent differences	0.00	3.93
Change in valuation allowance	37.96	9.05

Effective tax rate, continuing operations	0.00%	(24.52%)

Effective tax rate, discontinued operations	0.00%	37.96%

The consolidated effective tax rate for continuing operations and discontinued operations was zero in both 2014 and 2013.

The primary permanent difference in 2014 and 2013 represents the change in equity ownership percentages of the operating partnership.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement expense to be recognized for positions taken for tax return purposes when it is not more likely than not that the income tax position will be sustained. The Company believes it has no uncertain tax positions at December 31, 2014 and 2013. The tax return years 2009 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.

9.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Mr. Roberts, its President.

The Company develops, constructs, owns, and manages multifamily apartment communities; and owns land. Although the Company previously owned and managed two retail centers and an office building, it completed its exit from the office and retail business in 2013. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. The Company does not currently own any operating multifamily communities and did not own any operating multifamily communities in 2014 or 2013. The Company had three reportable operating segments during 2014 and 2013 as follows:

1.	Retail/office segment, which consisted of two operating retail centers and an office building (See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations);

2.	Land segment, which consists of various tracts of land; and

3.	Corporate segment, which consists primarily of operating cash, cash equivalents, and miscellaneous other assets.

The following tables summarize the operating results of the Company’s reportable segments for 2014 and 2013. The retail/office segment was composed of the Bassett and Spectrum at the Mall of Georgia retail centers, along with the Northridge Office Building. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations for more detailed information. The land segment is composed of (a) one tract of land totaling 10.9 acres that is under development, and (b) three tracts of land held for sale totaling 70 acres. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. The corporate segment consists primarily of cash and cash equivalents, miscellaneous other assets, and general and administrative expenses.

Twelve Months Ended December 31, 2014
	Retail/Office	Land	Corporate	Total

Operating revenues – continuing	$—	$—	$—	$—
Other operating income	—	—	6,303	6,303

Total operating revenues from consolidated entities	—	—	6,303	6,303

Operating expenses – continuing		585,916	1,737,330	2,323,246
Depreciation expense	—	—	4,058	4,058

Total operating expenses from consolidated entities	—	585,916	1,741,388	2,327,304

Other income (expenses)	—	(1,056,861)	357,348	(699,513)

Consolidated loss from continuing operations, before tax	—	(1,642,777)	(1,377,737)	(3,020,514)

Income tax benefit	—	—	—	—

Consolidated loss from continuing operations, after tax	—	(1,642,777)	(1,377,737)	(3,020,514)

Consolidated income from discontinued operations (Note 4)	—	—	—	—

Consolidated net income (loss)	—	(1,642,777)	(1,377,737)	(3,020,514)

Consolidated net income (loss) attributable to noncontrolling interest	—	(326,255)	(273,619)	(599,874)

Consolidated net income (loss) available for common shareholders	—	$(1,316,522)	$(1,104,118)	$(2,420,640)

Total assets at December 31, 2014	$12,000	$23,855,255	$1,116,289	$24,983,544

Twelve Months Ended December 31, 2013
	Retail/Office	Land	Corporate	Total

Operating revenues – continuing	$—	$3,587	$—	$3,587
Other operating income	—	25,000	85	25,085

Total operating revenues from consolidated entities	—	28,587	85	28,672

Operating expenses – continuing		445,173	1,711,006	2,156,179
Depreciation expense	—	—	621	621

Total operating expenses from consolidated entities	—	445,173	1,711,627	2,156,800

Other income	—	306,835	7,571	314,406

Consolidated loss from continuing operations, before tax	—	(109,751)	(1,703,971)	(1,813,722)

Income tax benefit	—	—	444,708	444,708

Consolidated loss from continuing operations, after tax	—	(109,751)	(1,259,263)	(1,369,014)

Consolidated income from discontinued operations (Note 4)	726,829	—	—	726,829

Consolidated net income (loss)	726,829	(109,751)	(1,259,263)	(642,185)

Consolidated net income (loss) attributable to noncontrolling interest	124,578	(18,811)	(215,837)	(110,070)

Consolidated net income (loss) available for common shareholders	$602,251	$(90,940)	$(1,043,426)	$(532,115)

Total assets at December 31, 2013	$122,340	$24,074,228	$4,138,390	$28,334,958

10.	IMPAIRMENT LOSS ON REAL ESTATE ASSETS

The Company periodically evaluates its real estate assets, on a property-by-property basis, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall.

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) occupancy, (6) holding period, and (7) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded in the future. Due to uncertainties in the estimation process, actual results could differ materially from those estimates. The Company’s determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by the Company’s management, evaluation of appraisals, and other applicable valuation techniques. Because the factors the Company’s management uses in generating these cash flows are difficult to predict and are subject to future events that may alter its assumptions, the Company may not achieve the discounted or undiscounted future operating and residual cash flows it estimates in its impairment analyses or those established by appraisals, and the Company may be required to recognize future impairment losses on its properties held for use.

Non-Cash Impairments on Operating Real Estate Assets. The Company did not own any operating assets during 2014 and during 2013, the Company determined that the carrying amounts of its operating real estate assets were recoverable. Accordingly, the Company did not record an impairment loss on its operating assets during 2014 or 2013.

Non-Cash Impairments on Land Parcels. During 2014 and 2013, the Company determined that the carrying amount of its land parcels was recoverable. Accordingly, the Company did not record an impairment loss on its land parcels during 2014 or 2013.

11.	FAIR VALUE MEASUREMENTS

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of financial and non-financial assets and liabilities. Accordingly, the fair values presented in the financial statements may not reflect the amounts ultimately realized on a sale or other disposition of these assets.

The Company held no assets required to be measured at fair value on a recurring basis as of December 31, 2014 and 2013.

Assets measured at fair value on a nonrecurring basis consist of real estate assets that have incurred non-cash impairment losses so that their carrying value is equal to or less than their estimated fair value. These real estate assets, including land held for sale, were valued using sales activity for similar assets, current offers and contracts, and using inputs management believes are consistent with those that market participants would use. The fair values of these assets are determined using widely accepted valuation techniques, including (1) discounted cash flow analysis, which considers, among other things, sales assumptions, cost structure and discount rates, and (2) comparable sales activity. The valuation technique and related inputs vary with the specific facts and circumstances of each real estate asset. The Company held no assets required to be measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013.

12.	RELATED PARTY TRANSACTIONS

Transactions with the Roberts Companies and Its Affiliates

The Company enters into contractual commitments in the normal course of business with the Roberts Companies. The contracts between the Company and the Roberts Companies relate to the development and construction of real estate assets, and from time to time, the acquisition or disposition of real estate. The Board has adopted a policy that all conflicting interest transactions must be authorized by a majority of the disinterested directors, but only if there are at least two directors who are disinterested with respect to the matter at issue. Under the charter for the Audit Committee of the Company’s Board, related party transactions are also subject to review and oversight by the Audit Committee.

The Company, its predecessor limited partnerships, and other limited partnerships sponsored by Mr. Charles S. Roberts have previously entered into agreements with Roberts Properties and Roberts Construction to provide these same services for 20 apartment communities with a total of 4,648 units that were sold for a total sales price of $431,701,143. All of these communities were sold for a substantial profit.

Design and Development Agreements with Roberts Properties. Roberts Properties provides various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues; as well as exterior design, finish selection, and interior design. The Company has entered into a design and development agreement with Roberts Properties for the project listed in the following table.

	Total Contract Amount	Amounts Incurred in 2013	Amounts Incurred in 2014	Remaining Contractual Commitment

Highway 20	$1,050,000	$35,000	$105,000	$285,000

Construction Contracts with Roberts Construction. The Company has entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, Peachtree Parkway, North Springs and Highway 20 properties. Under these contracts, the Company will pay Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. Progress payments are paid monthly to Roberts Construction based on the work that has been completed. The Company will not make any further payments with respect to the Peachtree Parkway property, which has been sold. The following table lists the amounts incurred on these contracts during 2014 and 2013.

	Amounts Incurred for Labor and Materials Costs		Amounts Incurred for 5% Profit and 5% Overhead
	For Twelve Months Ended December 31,		For Twelve Months Ended December 31,
	2014	2013	2014	2013

Bradley Park	$—	$—	$—	$—
Northridge	—	999	—	100
Peachtree Pkwy	—	—	—	—
North Springs	—	—	—	—
Highway 20	—	—	—	—

Totals	$—	$999	$—	$100

Other Payments. At the request of the Company, Roberts Construction performed repairs and maintenance, as well as tenant improvements for new leases at the retail centers and office building. See Note 4 – Real Estate Assets Held for Sale and Discontinued Operations. Roberts Construction received cost reimbursements of $287,821 in 2014 and $279,326 in 2013.

Roberts Properties received cost reimbursements in the amount of $36,393 in 2014 and $10,331 in 2013 for the Company’s operating costs and other expenses. The Company entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, the Company reimburses Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to the Company. Under this arrangement, the Company incurred costs of $459,555 in 2014 and $261,014 in 2013.

Office Leases. During 2014, the Company did not lease any office space to the Roberts Companies and, accordingly, recognized no rental income. On October 30, 2013, the Company sold its 37,864 square foot Northridge Office Building to the Fulton County Board of Education, an unrelated third party, for $5,280,000. Prior to the sale, the Company leased office space in the Northridge Office Building to the Roberts Companies. During 2013, Roberts Properties leased 4,431 rentable square feet, and Roberts Construction leased 1,920 rentable square feet. Both leases had a rental rate of $17.00 per rentable square foot. The Company recognized total rental income from Roberts Properties and Roberts Construction of $80,975 for the twelve months ended December 31, 2013.

Sublease of Office Space. On October 30, 2013, the Company sold its Northridge Office Building to the Fulton County Board of Education for $5,280,000 and paid off its $2,422,533 Northridge Office Building loan. The Fulton County Board of Education will occupy 100% of the building and as a condition of closing, required that the Company vacate the building by February 28, 2014, which was later extended to April 5, 2014. Consequently, the Company was required to seek new office space in another building. On February 19, 2014, the Company entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, the Company’s former Chairman of the Board, Chief Executive Officer, President. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, the Company negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. The Company has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The Company believes the favorable terms of its sublease provides it with significant flexibility in successfully implementing its business plan. The Company paid a security deposit of $20,577 upon the execution of the lease and has paid $21,986 in rent during the twelve months ended December 31, 2014.

Release of Restrictive Covenant on Peachtree Parkway Property. On February 7, 2013, the Company sold 20.6 acres of the Peachtree Parkway property to Lennar Multifamily Investors, LLC (“Lennar”), an unrelated third party, for $7,590,000. When the Company purchased the Peachtree Parkway property in December 2004, it assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Gwinnett County, Georgia real estate records (the “Restrictive Covenant”) in favor of Roberts Construction. The Restrictive Covenant provided that if the owner of the Peachtree Parkway property developed it for residential use, Roberts Construction would be engaged as the general contractor for the project on a cost plus basis and would be paid the cost of constructing the project plus 5% overhead and 5% profit. Lennar informed the Company that it would not use Roberts Construction as the general contractor. The sales contract stated that Lennar would not enter into the sales contract unless the Restrictive Covenant was terminated no later than the closing date at no cost to Lennar. After being advised by Lennar of this requirement, the Audit Committee of the Company’s Board negotiated with Roberts Construction for the release of the Restrictive Covenant. Roberts Construction agreed in the sales contract to give up its contractual rights to be the general contractor for the project and to release the Restrictive Covenant on the closing date for a payment of $500,000 from the purchase price to be paid by Lennar. On February 7, 2013, the closing occurred and Roberts Construction received the payment for releasing the Restrictive Covenant. The Company used the remaining $7,000,200 of the sale proceeds to repay the Peachtree Parkway loan and recorded a $1,214,192 gain on the sale.

Expiration of Sales Contract for Northridge Land. On July 1, 2013, the Company’s previously reported contract to sell the 10.9-acre Northridge property to Roberts Properties expired according to its terms, which resulted in the Company’s receipt of the $25,000 earnest money deposit, which Roberts Properties forfeited. Additionally, during the term of this contract, Roberts Properties reimbursed the Company $383,373 for certain development and construction expenses previously incurred by the Company.

13.	COMMITMENTS AND CONTINGENCIES

The Company has entered into various contracts for the development and construction of its projects. The contracts with Roberts Properties and Roberts Construction are described in Note 12 – Related Party Transactions. The construction contracts require the Company to pay Roberts Construction the labor and materials costs of the project plus 5% overhead and 5% profit.

The Company has also entered into engineering contracts with unrelated third parties for the Bradley Park project. At December 31, 2014, outstanding commitments on these contracts totaled $79,762.

The Company and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). The Company has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At December 31, 2014, there were 1,932,638 units outstanding that could be exchanged for 3,183,089 shares, subject to certain conditions.

Under the Company’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments the Company could be required to make under this indemnification arrangement is unlimited. The Company currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, the Company believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, the Company has recorded no liabilities for this indemnification arrangement as of December 31, 2014.

Under various federal, state, and local environmental laws and regulations, the Company may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessments of the Company’s properties have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets, or results of operations, nor is the Company aware of any such environmental liability.

See Note 14 – Subsequent Events for a description of the status of the contracts described above as of the filing date of this report.

14.	SUBSEQUENT EVENTS

Northridge Land Loan. On January 13, 2015, the Company obtained a $2,000,000 loan from Paul J. A. Lex van Hessen, the lender. The proceeds of the loan were used for working capital purposes prior to the closing of the stock purchase agreement discussed below. The $2,000,000 loan has a maturity date of July 13, 2015, and at the loan closing, the Company paid a 1.0% origination fee to the lender and a 1.0% consulting fee to the lender’s consultant. The loan has an interest rate of 12% per annum. The Company prepaid the first three months of interest in the amount of $60,833 at the closing. The loan is secured by the Northridge property, which was owned debt free before this loan closing. The loan documents contain customary representations, covenants, and default provisions, and the loan was guaranteed by both the Company and the operating partnership. Upon repayment of the loan, the Company will pay the lender a 2% repayment fee. Additionally, at the A-III transaction closing described below, $2,040,000 of the investment proceeds were deposited into an escrow account, which is anticipated to be used to repay the Northridge land loan in accordance with the terms of the escrow agreement with the lender. On March 13, 2015, the $2,000,000 Northridge land loan was repaid in full and the lender was paid a 2% repayment fee.

North Springs Land Loan Extension. On January 15, 2015, the Company extended and paid down the $5,500,000 North Springs land loan by $550,000, which reduced the outstanding principal balance of the loan to $4,950,000. The maturity date was extended to April 17, 2015 and continued to require monthly interest only payments at an interest rate of 13% per annum. At the closing of the A-III transaction described below, $4,877,263 of the investment proceeds were used to repay the North Springs land loan in full.

Sale of Bradley Park Land. On January 26, 2015, the Company entered into a contract to sell its Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC (“Purchaser”), which is an affiliate of Mr. Charles Roberts, who is an officer and director of the Company. Under the terms of the sales contract, the Purchaser paid a $10,000 earnest money deposit. The Purchaser had 60 days to inspect the property and elect to proceed with the purchase, at which time the Purchaser must pay an additional $15,000 earnest money deposit. On March 25, 2015, the Purchaser elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the title company. The Company’s Audit Committee approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the NYSE MKT stock exchange. The Company’s Board also approved the transaction in accordance with its Code of Business Conduct and Ethics.

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

After the closing, Robert Realty amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the Company and Mr. Roberts entered into an employment agreement pursuant to which Mr. Roberts will serve as an Executive Vice President for a term of one year from the date of the agreement, or until the sale of all four land parcels is completed, if earlier.

The Company used a portion of the proceeds from A-III’s investment to repay mortgage debt outstanding on three of its land parcels as follows:

Mortgage:	Amount

North Springs	$4,877,263	(paid in full)
Highway 20	1,764,058	(paid in full)
Bradley Park	759,446	(partial payment)

Additionally, at closing $2,040,000 was deposited into an escrow account, which was used to repay the Northridge land loan on March 13, 2015, based on the terms of the escrow agreement with the lender.

The A-III transaction may have caused the Company to experience an ownership change under Section 382 of the Internal Revenue Code. As a result, the Company’s ability to use its net operating loss carry forwards to offset future taxable income may be severely limited.

NYSE MKT Notice of Compliance. On February 17, 2015, ACRE Realty Investors Inc. filed with the SEC (i) its Quarterly Report on Form 10-Q for the third quarter of 2014 and (ii) amendments to its Annual Report on Form 10-K for the 2013 fiscal year and amendments to its Quarterly Reports on Form 10-Q for the first and second quarters of 2014 containing restated financial statements to reflect the fact that the company did not qualify as a real estate investment trust, or REIT, under the Internal Revenue Code during the periods presented. On March 6, 2015, ACRE Realty received a letter from the NYSE MKT Stock Exchange (the “Exchange”) informing the company that it was back in compliance with the continued listing standards of the Exchange.

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

We will provide a copy of any or all of the following exhibits to any shareholder who requests them, for a cost of ten cents per page.

Exhibit No.	Description

Articles of Incorporation, Bylaws and Certificates and Articles of Merger:

3.1	Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. [Incorporated by reference to Exhibit 3.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.]

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. to eliminate ownership limit, effective January 30, 2015. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.]

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. to change company name, effective January 30, 2015. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.]

3.4	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.]

3.5	Amendment to Amended and Restated Bylaws of Roberts Realty Investors, Inc. to give the Board of Directors the authority to fix the number of Directors at five or any greater number, effective January 30, 2015. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.]

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated October 4, 1994. [Incorporated by reference to Exhibit 4.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 4, 1994, as amended. [Incorporated by reference to Exhibit 4.1.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

Exhibit No.	Description

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [Incorporated by reference to Exhibit 4.1.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.3	Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

4.2	Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [Incorporated by reference to Exhibit 4.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

Material Agreements with Affiliates:

Northridge

10.1.1	Construction Agreement between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. [Incorporated by reference to Exhibit 10.1.18 in our quarterly report on Form 10-Q for the quarter ended March 31, 2003.]

North Springs (formerly Peachtree Dunwoody)

10.2.1	Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

10.2.2	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.2.3	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

10.2.4	Renewal of $5,500,000 North Springs land loan with North Springs Financial, LLC on June 6, 2014. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated June 6, 2014.]

10.2.5	Renewal of $5,500,000 North Springs land loan with North Springs Financial, LLC on August 18, 2014. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated August 18, 2014.]

Bradley Park

10.3.1	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Bradley Park (formerly Sawmill) land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated August 9, 2005.]

Exhibit No.	Description

10.3.2	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Bradley Park (formerly Sawmill) land parcel in Cumming, Georgia, dated as of August 4, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated August 9, 2005.]

10.3.3	Reciprocal Easements Agreement dated November 3, 2014 by and between Highway Nine Investors, LLC and Roberts Properties Residential, L.P. (Bradley Park). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 3, 2014.]

Highway 20

10.4.1	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.4.2	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

Compensation Agreements and Arrangements, and Restricted Stock Plan

10.5.1	Determination of compensation arrangements for the interim Chief Financial Officer of Roberts Realty Investors, Inc. [Incorporated by reference to Item 5.02 in our current report on Form 8-K dated May 31, 2006.]

10.5.2	2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company’s post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]

10.5.3	Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

Miscellaneous Agreements with Affiliates

10.6.1	Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

10.6.2	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2011) [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 24, 2011.]

10.6.3	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2014) [Incorporated by reference to our current report on Form 8-K dated January 20, 2014.]

Exhibit No.	Description

10.6.4	Office Lease by and between Roberts Capital Partners, LLC, as Landlord, and Roberts Properties Residential, L.P., as Tenant, dated as of February 19, 2014. [Incorporated by reference to our current report on Form 8-K dated February 19, 2014.]

10.6.5	Stock Purchase Agreement dated as of November 19, 2014 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 19, 2014.]

10.6.6	Form of Indemnification Agreement dated as of November 19, 2014 by and between Roberts Realty Investors, Inc. and each of its directors and officers. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated November 19, 2014.]

10.6.7	Sales Contract dated January 26, 2015 by and between Roberts Properties Residential, L.P. and Bradley Park Apartments, LLC. (Bradley Park land parcel). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 30, 2015.]

10.6.8	Management Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P. and A-III Manager LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 2, 2015.]

10.6.9	Governance and Voting Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 2, 2015.]

10.6.10	Employment Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and Charles S. Roberts. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated February 2, 2015.]

10.6.11	Registration Rights Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 2, 2015.]

10.6.12	Tax Protection Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., A-III Investment Partners LLC and A-III Manager LLC. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated February 2, 2015.]

10.6.13	Warrant Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K dated February 2, 2015.]

10.6.14	Resignation and Release Letter of John Davis, dated January 30, 2015. [Incorporated by reference to Exhibit 10.7 in our current report on Form 8-K dated February 2, 2015.]

Exhibit No.	Description

10.6.15	Resignation and Release Letter of Charles Elliott, dated January 30, 2015. [Incorporated by reference to Exhibit 10.8 in our current report on Form 8-K dated February 2, 2015.]

10.6.16	Resignation and Release Letter of Weldon Humphries, dated January 30, 2015. [Incorporated by reference to Exhibit 10.9 in our current report on Form 8-K dated February 2, 2015.]

10.6.17	Resignation and Release Letter of Wm. Jarrell Jones, dated January 30, 2015. [Incorporated by reference to Exhibit 10.10 in our current report on Form 8-K dated February 2, 2015.]

10.6.18	Resignation and Release Letter of Charles S. Roberts, dated January 30, 2015. [Incorporated by reference to Exhibit 10.11 in our current report on Form 8-K dated February 2, 2015.]

10.6.19	Resignation and Release Letter of Anthony Shurtz, dated January 30, 2015. [Incorporated by reference to Exhibit 10.12 in our current report on Form 8-K dated February 2, 2015.]

Material Agreements Other Than With Affiliates

10.7.1	Promissory Note in the principal amount of $5,500,000 dated July 18, 2013 by Roberts Properties Residential, L.P. to the order of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 18, 2013.]

10.7.2	Deed to Secure Debt, Assignment of Rents, and Security Agreement dated July 18, 2013 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 18, 2013.]

10.7.3	Unconditional Guaranty of Payment and Performance dated July 18, 2013 by Roberts Realty Investors, Inc. in favor of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated July 18, 2013.]

10.7.4	First Modification Agreement of Note and Security Deed dated January 15, 2015 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 20, 2015.]

10.7.5	Loan Agreement dated January 13, 2015 by and between Northridge Parkway, LLC (a wholly owned subsidiary), Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 20, 2015.]

Exhibit No.	Description

10.7.6	Promissory Note in the principal amount of $2,000,000 dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 20, 2015.]

10.7.7	Deed to Secure Debt, Security Agreement and Fixture Filing dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 20, 2015.]

10.7.8	Guaranty dated January 13, 2015 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated January 20, 2015.]

Other Exhibits:

21	Subsidiaries of ACRE Realty Investors Inc.

23	Consent of Independent Registered Public Accounting Firm – Cherry Bekaert LLP

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of Edward Gellert and Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Edward Gellert and Mark E. Chertok pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2014 and December 31, 2014; (b) Consolidated Statements of Operations for each of the years ended December 31, 2014 and 2013; (c) Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2014 and 2013; (d) Consolidated Statements of Cash Flows for each of the years ended December 31, 2014 and 2013; and (e) Notes to Restated Consolidated Financial Statements.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2015

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

By:	/s/ Mark E. Chertok
Mark E. Chertok, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Gellert
Edward Gellert	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015

/s/ Bruce D. Frank
Bruce D. Frank	Director	March 30, 2015

/s/ Robert G. Koen
Robert G. Koen	Director	March 30, 2015

/s/ Robert C. Lieber
Robert C. Lieber	Director	March 30, 2015

/s/ Robert L. Loverd
Robert L. Loverd	Director	March 30, 2015

/s/ Kyle A. Permut
Kyle A. Permut	Director	March 30, 2015

/s/ Charles S. Roberts
Charles S. Roberts	Director	March 30, 2015