Form 10-Q
period 2015-03-31
ACRE REALTY INVESTORS INC
filed 2015-05-13
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2015
Common Stock, $.01 par value per share	20,068,192 shares

EXPLANATORY NOTE

Background

This quarterly report on Form 10-Q (this “Form 10-Q”) is presented for the quarter ended March 31, 2015 and contains an audited historical balance sheet as of December 31, 2014 and unaudited historical financial statements for the quarter ended March 31, 2014. See “Previously Announced Restatements of Financial Statements” and “Other Recent Events” under the Explanatory Note below for a description of certain material events and related changes in our Company that occurred after December 31, 2014. Our principal executive officer and principal financial officer as of the date of the filing of this Form 10-Q were not affiliated with the registrant prior to January 30, 2015.

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

The information presented in this Form 10-Q includes our unaudited historical financial statements for the quarter ended March 31, 2014 after giving effect to the restatements described above.

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

Immediately following the closing of the A-III transaction, the Company’s board of directors was expanded from five to seven members, and its composition was changed as a result of the resignations of Weldon R. Humphries, William Jarell Jones, John L. Davis and Charles R. Elliott and the appointments of Edward Gellert, Robert C. Lieber, Bruce D. Frank, Robert G. Koen, Robert L. Loverd and Kyle Permut to fill the vacancies. Charles S. Roberts, who continues to serve on the Board, resigned as Chairman, and Edward Gellert was appointed as the new Chairman. Messrs. Gellert and Lieber are affiliated with A-III, and Messrs. Frank, Koen, Loverd and Permut are independent directors.

i

Effective as of the closing of the A-III transaction, the Company’s management was changed and the Company is now externally managed by A-III Manager LLC (the “Manager”), which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between the Company and the Manager that was executed at the closing. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of the Company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the Company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts will be responsible for overseeing the sale of the four land parcels currently owned by the Company.

References to the Registrant

As described above under “Other Recent Events,” on January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc. and the registrant’s operating partnership changed its name from Roberts Properties Residential, L.P. to ACRE Realty LP. Given that this Form 10-Q relates to the quarter ended March 31, 2015, after the name change occurred, this Form 10-Q, including the exhibits, will contain references to our Company and its operating partnership under the new names. We refer to the registrant elsewhere in this Form 10-Q (unless the context indicates otherwise) as “we,” “us,” “the company,” and “our.” Those references also encompass our subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to the operating partnership only.

ii

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our future prospects and expanded business strategy, including the possible sale of our land parcels, the acquisition of new real estate assets and the timing of the closing of these transactions. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, assumptions, and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2014, for a description of some of the important factors that may affect actual outcomes.

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

PART I – Financial Information

Item 1. Financial Statements

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Real estate assets held for sale	$23,804,643	$23,770,349
Cash and cash equivalents	2,958,715	238,267
Restricted cash	—	97,985
Deferred financing costs – net of accumulated amortization of $24 and $70,451 at March 31, 2015 and December 31, 2014, respectively	123	74,323
Deferred offering costs	—	325,677
Other assets – net of accumulated depreciation of $85,673 and $84,292 at March 31, 2015 and December 31, 2014, respectively	306,484	464,943
Assets related to discontinued operations	3,000	12,000

Total assets	$27,072,965	$24,983,544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$688,243	$862,405
Due to affiliates	174,480	10,241
Liabilities related to real estate assets held for sale	2,289,425	10,437,378

Total liabilities	3,152,148	11,310,024

Commitments and contingencies

Non-controlling interest – operating partnership	1,059,694	3,468,972

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,140.909 and 10,724,009 shares issued and 20,068,192 and 9,364,631 shares outstanding at March 31, 2015 and December 31, 2014, respectively	201,409	107,240
Additional paid-in capital	44,042,343	30,356,905
Treasury shares, at cost 72,717 shares at March 31, 2015 and December 31, 2014, respectively)	(71,332)	(71,332)
Accumulated deficit	(21,311,297)	(20,188,265)

Total shareholders’ equity	22,861,123	10,204,548

Total liabilities and shareholders’ equity	$27,072,965	$24,983,544

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
		(Restated)
Revenues:
Other income	$91	$5,872
Interest income	177	475

Total Revenues	268	6,347

Expenses:
Property insurance and other expenses	11,465	3,872
Real estate taxes	24,313	21,006
Management fees, affiliate	71,181	—
Allocated salaries and other compensation, affiliate	90,909	—
Interest expense	362,396	292,723
General and administrative expenses	750,883	465,824
Depreciation expense	1,381	184

Total Expenses	1,312,528	783,609

Loss From Continuing Operations	(1,312,260)	(777,262)

Gain on disposal of assets	—	2,553

Net Loss	(1,312,260)	(774,709)

Loss Attributable to Non-controlling Interest	(189,228)	(154,477)

Net Loss Attributable to Common Shareholders’	$(1,123,032)	$(620,232)

Loss Per Common Share – Basic and Diluted (Note 6):
Net loss – basic and diluted	$(0.07)	$(0.06)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Shares
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders’ Equity

BALANCE AT DECEMBER 31, 2014	10,724,009	$107,240	$30,356,905	$(71,332)	$(20,188,265)	$10,204,548

Net loss					(1,123,032)	(1,123,032)

Issuance of common shares and warrants	8,450,704	84,507	11,915,493	—	—	12,000,000
Offering costs			(440,443)			(440,443)
Redemption of operating partnership units for common shares	966,196	9,662	3,258,816	—	—	3,268,478
Adjustment for non-controlling interest in the operating partnership	—	—	(1,048,428)	—	—	(1,048,428)

BALANCE AT MARCH 31, 2015	20,140,909	$201,409	$44,042,343	$(71,332)	$(21,311,297)	$22,861,123

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
		(Restated)
Operating Activities:
Net loss	$(1,312,260)	$(774,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,329	54,305
Changes in operating assets and liabilities
Decrease in restricted cash	97,985	211,103
Decrease in other assets	166,078	1,730
Increase in due to affiliates	164,239	21,472
Decrease in accounts payable and accrued expenses	(352,915)	(76,266)

Net cash used in operating activities	(1,024,544)	(562,365)

Investing Activities:
Proceeds from sale of furniture, fixtures and equipment	—	2,553
Decrease in accounts payable, accrued expenses and other liabilities relating to investing activities	—	(24,564)
Increase in due to affiliates relating to investing activities	—	17,500
Development and construction of real estate assets	(24,281)	(89,795)

Net cash used in investing activities	(24,281)	(94,306)

Financing Activities:
Proceeds from land loans	2,000,000	—
Principal repayments of land loans	(9,979,212)	(15,000)
Payment of loan costs	(136,749)	—
Offering costs	(114,766)	—
Proceeds from the issuance of common stock and warrants	12,000,000	—

Net cash provided by financing activities	3,769,273	(15,000)

Net Increase (Decrease) in Cash and Cash Equivalents	2,720,448	(671,671)

Cash and Cash Equivalents, Beginning of Period	238,267	3,522,867

Cash and Cash Equivalents, End of Period	$2,958,715	$2,851,196

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
		(Restated)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$265,051	$229,312

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:

Redemption of operating partnership units for common shares	$3,268,478	$—

Development and construction of real estate assets due to but not paid

Development and construction of real estate assets due to but not paid	$—	$17,500

Adjustments to non-controlling interest in the operating partnership	$(1,048,428)	$1

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

The Company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. The Company controls the operating partnership as its sole general partner and had a 95.57% and a 74.63% ownership interest in the operating partnership at March 31, 2015 and December 31, 2014, respectively.

On November 19, 2014, the Company and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”) (the “Stock Purchase Agreement”). On January 30, 2015, the Company and A-III closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and the Company issued to A-III warrants to purchase up to an additional 26,760,563 shares of common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the Company’s four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

After the closing, Roberts Realty Investors, Inc. amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the Company and Mr. Roberts entered into an employment agreement pursuant to which Mr. Roberts will serve as an Executive Vice President for a term of one year from the date of the agreement, or until the sale of all four land parcels is completed, if earlier.

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the course of the due diligence in connection with the A-III transaction, an error was discovered in the calculation of the 95% gross income test for purposes of its qualification as a real estate investment trust, or REIT, under the Internal Revenue Code in the tax year ended December 31, 2009. Consequently, the Company did not qualify as a REIT for the years ended December 31, 2009 through 2013. The Company’s consolidated financial statements for those periods were prepared based on the assumption that the company was a REIT when it was actually a taxable C corporation.

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

On February 17, 2015, ACRE Realty Investors Inc. filed with the SEC (i) its Quarterly Report on Form 10-Q for the third quarter of 2014 and (ii) amendments to its Annual Report on Form 10-K for the 2013 fiscal year and amendments to its Quarterly Reports on Form 10-Q for the first and second quarters of 2014 containing restated financial statements to reflect the fact that the Company did not qualify as a real estate investment trust, or REIT, under the Internal Revenue Code during the periods presented. On March 6, 2015, ACRE Realty received a letter from the Exchange informing the Company that it was back in compliance with the continued listing standards of the Exchange.

As a result, the Company restated its consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows as of and for the years ended December 31, 2013 and 2012 to reflect the change in the taxable status of the company to a taxable C corporation and to include income tax provisions, a corresponding valuation allowance for the net deferred income tax assets, and explanatory note disclosures for income taxes. The Company had a consolidated taxable loss in each of the years described above and did not have any consolidated income tax liability in any of those years, so there was no consolidated tax liability resulting from the change in income tax status. The unaudited historical consolidated financial statements for the quarter ended March 31, 2014 contained in this report are presented after giving effect to the restatements described above.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Quarterly Presentation. The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes are unaudited and exclude some disclosures required in audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s December 31, 2014 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission. Capitalized terms used herein and not otherwise defined, are defined in the Company’s December 31, 2014 consolidated financial statements.

Principles of Consolidation. The accompanying consolidated financial statements include the consolidated accounts of the Company and the operating partnership. All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the non-controlling interest of the unitholders in the operating partnership.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Assets Held For Sale. Real estate assets held for sale are recorded at the lower of their carrying amount or fair value less estimated selling cost. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures – Overall, the Company measures its non-financial assets and liabilities at fair value on a nonrecurring basis. The Company reviews its real estate assets held for sale each reporting period to determine that the carrying amount remains recoverable. If the fair value of the real estate asset exceeds the carrying amount the asset will be written down by the amount the fair value exceeds the carrying amount. The fair value is determined by an evaluation of appraisals, discounted cash flow analyses, sale price and other applicable valuation techniques.

The Company recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, the Company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of the Company’s assets as of March 31, 2015 and December 31, 2014.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains cash and cash equivalent balances with financial institutions that may at times exceed the limits for insurance provided by the Federal Depository Insurance Corporation. The Company has not experienced any losses related to these excess balances and management believes its credit risk is minimal.

Restricted Cash. Restricted cash consists of interest and property tax reserves held by lenders.

Deferred Financing Costs. Deferred financing costs include fees and expenses incurred to obtain financing and are amortized to interest expense in the consolidated statements of operations, using the straight-line method over the terms of the related indebtedness. Although GAAP requires that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method.

Deferred Offering Costs. Offering costs borne by the Company in connection with the purchase of common stock by A-III have been recorded as deferred offering costs at December 31, 2014 and are reflected as a reduction of additional paid-in-capital upon the closing of the offering on January 30, 2015.

Warrants. The Company accounts for the warrants issued in connection with the A-III Stock Purchase Agreement in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. The Company received proceeds in a private placement stock offering and issued detachable warrants. The Company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated a portion of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of shareholders’ equity.

Earnings Per Share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is calculated to reflect the potential dilution of all instruments or securities that are convertible into shares of common stock. For the Company, this includes the warrants and the shares that are issuable in redemption of units that are outstanding during the periods presented.

Stock Compensation. The Company records share-based compensation cost at the fair value of the award measured at the date of grant which is recorded as an expense on a straight line basis over the requisite service period, which is the vesting period.

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

In general, a valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets depends upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. The Company records a valuation allowance, based on the expected timing of reversal of existing taxable temporary differences and its history of losses and future expectations of reporting taxable losses, if management does not believe it met the requirements to realize the benefits of certain of its deferred tax assets.

Fair Value of Financial Instruments. The Company is required to disclose the fair value information about our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

Reclassifications. The Company has made certain reclassifications of prior year’s balances with respect to real estate assets held for sale and amortization of deferred financing cost in order to conform to the current financial statement presentation.

Recent Accounting Pronouncements.

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. Upon adoption of this standard on January 1, 2015, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations. The adoption of this update on January 1, 2015 did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued an update ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2014-12 and does not believe it will have a material impact on consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-02 but does not believe it will have a material impact on the consolidated financial statements.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company believes the adoption of this update on January 1, 2016 will not have a material impact on the consolidated financial statements.

4.	REAL ESTATE ASSETS HELD FOR SALE

At March 31, 2015, the Company owned four tracts of land totaling 80.9 acres, including a 22-acre parcel and a 13-acre parcel which are under contract to be sold. The real estate assets are all located in the north Atlanta metropolitan area and are classified as held for sale.

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

Real Estate Assets Held for Sale

The real estate assets held for sale at of March 31, 2015 and December 31, 2014, were as follows:

	Real Estate Assets Held for Sale
	March 31, 2015	December 31, 2014

North Springs Land	$11,000,000	$11,000,000
Bradley Park Land	3,562,031	3,559,538
Highway 20 Land	4,783.423	4,760,000
Northridge Land	4,459,189	4,450,811
Total Real Estate Assets Held for Sale	$23,804,643	$23,770,349

On March 31, 2015, the Company, entered into a sale contract with Vista Acquisitions, LLC, a Georgia limited liability company (the "Purchaser"), pursuant to which the Company agreed to sell the Northridge Land for $5,500,000. The Northridge Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. The Purchaser paid an initial earnest money deposit of $50,000 following execution of the contract. The Purchaser had 30 days from the execution date to inspect the Northridge Land and elect whether to proceed with the purchase. On April 30, 2015, the Purchaser elected to proceed with the purchase and deposited an additional $250,000 of earnest money with the escrow agent.

On January 26, 2015, the Company entered into a contract to sell its Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC (“Purchaser”), which is an affiliate of Mr. Charles Roberts, who is an officer and director of the Company. Under the terms of the sales contract, the Purchaser paid a $10,000 earnest money deposit. The Purchaser had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, the Purchaser elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent.

Liabilities Related to Real Estate Assets Held For Sale

Land Loans. The operating partnership or its wholly owned subsidiary is the borrower and the Company is the guarantor for the loans secured by the Company’s land parcels. The loans were classified in liabilities related to real estate assets held for sale in the consolidated balance sheets at March 31, 2015 and December 31, 2014. In January 2015, the Company used a portion of the proceeds from A-III’s investment to repay mortgage debt outstanding on the three land parcels.

The liabilities related to the real estate assets held for sale at March 31, 2015 and December 31, 2014, were as follows:

	Maturity	Interest Rate	March 31, 2015	December 31, 2014
Land Loans
North Springs	4 /17/15	13.0%	$—	$5,500,000
Highway 20	2 /15/15	5.0%	—	1,770,000
Bradley Park	9 /01/15	4.75%	2,238,625	2,988,625
Total Land Loans			2,238,625	10,258,625
Other Liabilities			50,800	178,753
Total Liabilities Related to Real Estate Assets Held for Sale			$2,289,425	$10,437,378

Northridge Land Loan. On January 13, 2015, the Company obtained a $2,000,000 loan from Paul J. A. Lex van Hessen, the lender. The proceeds of the loan were used for working capital purposes prior to the closing of the A-III transaction. The $2,000,000 loan had a maturity date of July 13, 2015, and at the loan closing, the Company paid a 1.0% origination fee to the lender and a 1.0% consulting fee to the lender’s consultant. The loan had an interest rate of 12% per annum. The Company prepaid the first three months of interest in the amount of $60,833 at the closing. The loan was secured by the Northridge property. The loan documents contain customary representations, covenants, and default provisions, and the loan was guaranteed by both the Company and the operating partnership. Additionally, at the A-III transaction closing described below, $2,040,000 of the investment proceeds were deposited into an escrow account in accordance with the terms of an escrow agreement with the lender. On March 13, 2015 the escrowed funds were released and used to repay the Northridge land loan in full and to make a 2% repayment fee required under the loan documents.

North Springs Land Loan. On January 15, 2015, the Company extended and paid down the $5,500,000 North Springs land loan by $550,000, which reduced the outstanding principal balance of the loan to $4,950,000. The maturity date was extended to April 17, 2015 and continued to require monthly interest only payments at an interest rate of 13% per annum. At the closing of the A-III transaction this land loan was paid in full.

Bradley Park Land Loan. On December 22, 2014, the Company extended and renewed its Bradley Park land loan, which extended the maturity date of the loan to July 3, 2015. The Company subsequently extended the maturity date again to September 1, 2015. The extended loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%.

Highway 20 Land Loan Extension. On September 30, 2014, the Company amended the $1,864,636 Highway 20 land loan and extended the maturity date to February 15, 2015. In connection with the extension, the Company made a $64,636 principal payment, reducing the outstanding principal balance to $1,800,000. The Company also paid a 2% extension fee and deposited $22,100 to an interest reserve account to pay monthly interest only payments at the prime rate plus 1.75%, with an interest rate floor of 5% per annum. In addition, the loan required fixed principal payments of $10,000 per month during the extension term. At the closing of the A-III transaction this land loan was paid in full.

The scheduled principal payments of all outstanding debt at March 31, 2015 are as follows:

2015	$2,238,625
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Total	$2,238,625

At March 31, 2015, the weighted average interest rate on the Company’s short-term debt was 4.75%.

5.	NON-CONTROLLING INTEREST – OPERATING PARTNERSHIP

Holders of operating partnership units (“OP Units”) generally have the right to require the operating partnership to redeem their units for shares of the Company’s common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. The Company has adopted a policy of issuing shares in exchange for all units submitted for redemption.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the Company’s common stock or as the Company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 14.42% for March 31, 2015 and 19.86% for the year ended December 31, 2014. There were 930,232 units outstanding as of March 31, 2015 and 1,932,638 units outstanding as of December 31, 2014. The non-controlling interest of the unitholders was $1,059,694 at March 31, 2015 and $3,468,972 at December 31, 2014.

Under FASB ASC Topic 810, Consolidation, the Company records non-controlling interest in the operating partnership on its consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in the Company’s consolidated statements of shareholders’ equity. The following table details the components of non-controlling interest related to unitholders in the operating partnership as of March 31, 2015 and December 31, 2014 (see Note 6 – Shareholders’ Equity – Earnings per Share):

	March 31, 2015	December 31, 2014

Beginning balance	$3,468,972	$3,328,791
Net loss attributable to non-controlling interest	(189,228)	(599,874)
Redemptions of non-controlling partnership units	(3,268,478)	(17,759)
Contribution of common shares for non-controlling partnership units	—	730,367
Adjustments to non-controlling interest in the operating partnership	1,048,428	27,447

Ending balance	$1,059,694	$3,468,972

6.	SHAREHOLDERS’ EQUITY

Private Placement. On January 30, 2015, A-III purchased 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and the Company, for no additional consideration, issued to A-III warrants to purchase up to an additional 26,760,563 shares of the Company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the Company’s four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

Warrants. Each of the aforementioned warrants entitles the holder to acquire one share of the Company's common stock. At the time of issuance, each warrant had an exercise price of $1.42 per share, subject to post-closing adjustments related to the sales of the legacy properties. The warrants expire January 30, 2018. The Company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated $8,990,000 of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of shareholders’ equity.

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 5 – Non-controlling Interest – Operating Partnership, 1,048,428 OP Units were redeemed for 966,196 shares for the three months ended March 31, 2015, and 27,447 OP Units were redeemed for 21,075 shares for the twelve months ended December 31, 2014. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the Company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 5 – Non-controlling Interest – Operating Partnership, for the three months ended March 31, 2015 there were no contribution of shares to the operating partnership. For the year ended December 31, 2014, 702,276 shares were contributed to the operating partnership and 426,397 units were issued in exchange for the shares contributed. The contribution was reflected in the accompanying consolidated financial statements based on the closing price of the Company’s stock on the date of contribution.

Restricted Stock. Shareholders of the Company approved and adopted the Company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the Company may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the Compensation Committee of the Company’s Board. There were no shares granted under the Plan in the three months ended March 31, 2015 and the year ended December 31, 2014. Since the inception of the Plan, 81,250 shares have been granted all of which were fully vested in 2013.

Treasury Stock. The Company has a stock repurchase plan under which it was authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of March 31, 2015, the Company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. The Company did not repurchase any shares for the three months ended March 31, 2015 and the twelve months ended December 31, 2014.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares used in the Company’s basic and diluted earnings per share computations. The effect of the warrants are not included in the diluted earnings per share calculations because they are not dilutive.

	Three Months Ended March 31,
	2015	2014

Net loss available to common shareholders – basic	$(1,123,032)	$(620,232)

Loss attributable to non-controlling interest	(189,228)	(154,477)

Net loss available to common shareholders’ – diluted	(1,312,260)	(774,709)

Weighted average number of shares – basic	15,640,062	10,045,832

Weighted average number of units	2,635,357	2,501,888

Weighted average number of shares – diluted(a) assuming the conversion of all units to shares	18,275,419	12,547,720

(a)	Due to a loss for the period, the incremental shares related to the in-the-money warrants were excluded because the effect would be antidilutive.

7.	INCOME TAXES

The Company prepared the provision following the guidance of FASB interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN-18”), using the estimated annual effective tax rate applied to the operating results of the Company as of March 31, 2015. This rate does not include items related to significant unusual or extraordinary items that would be required to be separately reported or reported net of their related tax effect in the consolidated financial statements. At the end of each interim period the Company makes its best estimate of the effective tax rate expected to be applicable for the full year. There were no discrete items during this quarter; therefore the effective rate was the same rate that was used for the year ended December 31, 2014. The consolidated effective tax rate for continuing operations was zero in both the three months ended March 31, 2015 and 2014. In addition, the Company had a taxable loss in each of the quarterly periods ended March 31, 2015 and 2014 and accordingly did not have an income tax liability in either of those periods.

8.	FAIR VALUE MEASUREMENTS

As discussed in Note 3, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The Company measures and/or discloses the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date;

•	Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of financial and non-financial assets and liabilities. Accordingly, the fair values may not reflect the amounts ultimately realized on a sale or other disposition of these assets. Below summarizes the methods and assumptions used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value.

•	Cash and cash equivalents: The carrying amount of the cash approximates fair value.
•	Restricted cash: The carrying amount of the restricted cash approximates fair value.
•	Accounts payable and accrued expenses: The carrying amount approximates fair value due to short term nature of these instruments.
•	Liabilities related to real estate assets held for sale: The carrying amount of these liabilities approximates fair value due to the short term nature of these instruments.

The Company held no assets required to be measured at fair value on a recurring or nonrecurring basis as of March 31, 2015 and December 31, 2014.

9.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in a single business segment, which is land located in the north Atlanta metropolitan area during the three months ended March 31, 2015 and 2014.

10.	RELATED PARTY TRANSACTIONS

Management Agreement. In connection with the recapitalization transactions with A-III, on January 30, 2015, the Company entered into a management agreement (the “Management Agreement”) with A-III Manager LLC (the “Manager”), which is a wholly-owned subsidiary of A-III, among other things, to provide for the day-to-day management of the Company by the Manager, including investment activities and operations of the Company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of the Company and all of its subsidiaries in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the board of directors (the “Board”).

The Manager maintains an administrative services agreement with A-III, pursuant to which A-III and its affiliates, including Avenue Capital Group and C-III Capital Partners, will provide a management team along with appropriate support personnel for the Manager to deliver the management services to us. Under the terms of the Management Agreement, among other things, the Manager will refrain from any action that, in its reasonable judgment made in good faith, is not in compliance with the investment guidelines and would, when applicable, adversely affect the qualification of the Company as a REIT. The Management Agreement has an initial five-year term and will be automatically renewed for additional one-year terms thereafter unless terminated either by us or the Manager in accordance with its terms.

For the services to be provided by the Manager, the Company is required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of the Company’s “Equity” (as defined below), calculated and payable quarterly in arrears in cash;
•	a property management fee equal to 4.0% of the gross rental receipts received each month at the Company’s and its subsidiaries’ properties, calculated and payable monthly in arrears in cash;
•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by the Company or any of its subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;
•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by the Company or any of its subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels that the Company currently owns); and
•	an incentive fee (as described below) based on the Company’s “Adjusted Net Income” (as defined below) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined below), calculated and payable in arrears in cash on a rolling quarterly basis.

For purposes of calculating the base management fee, “Equity” means (a) the sum of (1) the net proceeds from all issuances of the Company’s common stock and OP Units (without double counting) and other equity securities on and after the closing, which will include the common stock issued to A-III in the recapitalization transaction (allocated on a pro rata basis for such issuances during the fiscal quarter of any such issuance) and any issuances of common stock or OP Units in exchange for property investments and other investments by the Company, plus (2) the product of (x) the sum of (i) the number of shares of common stock issued and outstanding immediately before the closing and (ii) the number of shares of common stock for which the number of OP Units issued and outstanding immediately before the date of the closing (excluding any OP Units held by the Company) may be redeemed in accordance with the terms of the agreement of limited partnership of the operating partnership and (y) the purchase price per share paid by A-III for the shares of common stock the Company issued to A-III in the recapitalization transaction, as the purchase price per share may be subsequently adjusted as described above, plus (3) the retained earnings of the Company and the operating partnership (without double counting) calculated in accordance with GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), minus (b) any amount in cash that the Company or the operating partnership has paid to repurchase common stock, OP Units, or other equity securities of the Company as of the closing date of the recapitalization transaction. Equity excludes (1) any unrealized gains, losses or non-cash equity compensation expenses that have impacted shareholders’ equity as reported in the financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above in each case, after discussions between the Manager and the Company’s independent directors and approval by a majority of the independent directors and (3) the Company’s accumulated deficit as of the closing date of the recapitalization transaction.

For purposes of the Management Agreement, “Incentive Fee” means an incentive fee, calculated and payable after each fiscal quarter, in an amount equal to the excess, if any, of (i) the product of (A) 20% and (B) the excess of (1) the Company’s Adjusted Net Income (described below) for such fiscal quarter and the immediately preceding three fiscal quarters over (2) the Hurdle Amount (described below) for such four fiscal quarters, less (ii) the sum of the Incentive Fees already paid or payable for each of the three fiscal quarters preceding that fiscal quarter. Any adjustment to the Incentive Fee calculation proposed by the Manager will be subject to the approval of a majority of the independent directors.

For purposes of calculating the Incentive Fee, “Adjusted Net Income” for the preceding four fiscal quarters means the net income calculated in accordance with GAAP after all base management fees but before any acquisition expenses, expensed costs related to equity issuances, incentive fees, depreciation and amortization and any non-cash equity compensation expenses for such period. Adjusted Net Income will be adjusted to exclude one-time events pursuant to changes in GAAP, as well as other non-cash charges after discussion between the Manager and the independent directors and approval by a majority of the independent directors in the case of non-cash charges. Adjusted Net Income includes net realized gains and losses, including realized gains and losses resulting from dispositions of properties and other investments during the applicable measurement period.

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

The Manager is also entitled to receive a termination fee from the Company under certain circumstances equal to four times the sum of (x) the average annual base management fee, (y) the average annual incentive fee, and (z) the average annual acquisition fees and disposition fees, in each case earned by the Manager in the most recently completed eight calendar quarters immediately preceding the termination.

Additionally, the Company will be responsible for paying all of its own operating expenses and the Manager will be responsible for paying its own expenses, except that the Company will be required to pay or reimburse certain expenses incurred by the Manager and its affiliates in connection with the performance of the Manager’s obligations under the Management Agreement, including:

•	reasonable out of pocket expenses incurred by personnel of the Manager for travel on the Company’s behalf;

•	the portion of any costs and expenses incurred by the Manager or its affiliates with respect to market information systems and publications, research publications and materials that are allocable to the Company in accordance with the expense allocation policies of the Manager or such affiliates;
•	all insurance costs incurred with respect to insurance policies obtained in connection with the operation of the Company’s business, including errors and omissions insurance covering activities of the Manager and its affiliates and any of their employees relating to the performance of the Manager’s duties and obligations under the Management Agreement or of its affiliates under the administrative services agreement between the Manager and A-III, other than insurance premiums incurred by the Manager for employer liability insurance;
•	expenses relating to any office or office facilities, including disaster backup recovery sites and facilities, maintained expressly for the Company and separate from offices of the Manager;
•	the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to the Company pursuant to the Management Agreement; provided that (A) if any such dedicated employee devotes less than 100% of his or her working time and efforts to matters related to the Company and its business, the Company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such dedicated officers and employee based on the percentage of such employee’s working time and efforts spent on matters related to the Company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the dedicated officers and employees shall be subject to the approval of the Compensation Committee of the Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, the aggregate amount of cash compensation paid to dedicated officers and employees of the Manager and its affiliates by the Company, or reimbursed by the Company to the Manager in respect thereof, will not exceed $500,000; and
•	any equity-based compensation that the Company, upon the approval of the Board or the Compensation Committee of the Board, elects to pay to any director, officer or employee of the Company or the Manager or any of the Manager’s affiliates who provides services to the Company or any of its subsidiaries.

For the three months ended March 31, 2015, the Company incurred a base management fee of $71,181, which is classified in due to affiliates in the consolidated balance sheets and management fee, affiliates in the consolidated statements of operations. In addition to the base management fee, the Company was required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager in the amount of $90,909, which is recorded in due to affiliates in the consolidated balance sheets and allocated salaries and other compensation, affiliates in the consolidated statements of operations, for the three months ended March 31, 2015.

For the three months ended March 31, 2015, the Company paid legal bills on behalf of the Manager in the amount of $18,442, for which it will be reimbursed. The balance due from affiliate was recorded in due to affiliates which offsets the payable to the Manager in the consolidated balance sheets.

Transactions with Roberts Properties, Inc. and Roberts Properties Construction (the “Roberts Companies”) and its Affiliates

Prior to the closing of the A-III transaction on January 30, 2015, the Company entered into contractual commitments in the normal course of business with the Roberts Companies. The contracts between the Company and the Roberts Companies related to the development and construction of real estate assets, and from time to time, the acquisition or disposition of real estate. In connection with the transaction with A-III, all agreements and arrangements between the Company and the Roberts Companies and its affiliates were terminated, except for those arrangements and agreements outlined below. Under the agreements and arrangements with the Roberts Companies that were terminated, the Company paid $0 and $35,000 during the three months ended March 31, 2015 and 2014, respectively.

Reimbursement Arrangement for Consulting Services. The Company entered into a reimbursement arrangement for services provided by the Roberts Companies, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, the Company reimburses the Roberts Companies for the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to the Company. Under this arrangement, the Company incurred costs with Roberts Properties of $39,594 and $132,624 for the three months ended March 31, 2015 and 2014, respectively. Roberts Properties also received cost reimbursements in the amount of $7,905 and $3,145 for the three months ended March 31, 2015 and 2014, respectively, for the Company’s operating costs and other related expenses paid by Roberts Properties.

Additionally, at the request of the Company, Roberts Construction performed repairs and maintenance and other consulting services related to the Company’s land parcels. Roberts Construction received cost reimbursements of $829 and $68,301 for the three months ended March 31, 2015 and 2014, respectively.

Pursuant to the Stock Purchase Agreement with A-III, the obligation of the Roberts Companies to provide post-closing transition services will terminate on July 31, 2015 and, in accordance with Mr. Robert’s Employment Agreement, the Roberts Companies may provide consulting services in connection with the sale of the Company’s four legacy properties. All reimbursements were recorded in general and administrative expenses in the statement of operations for the three months ended March 31, 2015 and 2014.

Sale of Bradley Park Land. The Company entered into a contract to sell its Bradley Park land parcel to Bradley Park Apartments, LLC, which is an affiliate of Mr. Charles Roberts, who is an officer and director of the Company. The Company’s Audit Committee in existence prior to the A-III transaction approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The Company’s Board in existence prior to the A-III transaction also approved the transaction in accordance with its Code of Business Conduct and Ethics. See Note 4 for details of the transaction.

Sublease of Office Space. On February 19, 2014, the Company entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, the Company negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. The Company has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The Company paid a security deposit of $20,577 upon the execution of the lease and has paid $7,945 in rent for the three months ended March 31, 2015 and prepaid April’s rent in the amount of $2,648 in March 2014.

11.	COMMITMENTS AND CONTINGENCIES

The Company and the operating partnership are subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). The Company has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At March 31, 2015, there were 564,804 units outstanding that could be exchanged for 930,232 shares, subject to certain conditions.

Under the Company’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments the Company could be required to make under this indemnification arrangement is unlimited. The Company currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, the Company believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, the Company has recorded no liabilities for this indemnification arrangement as of March 31, 2015.

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

12.	SUBSEQUENT EVENTS

On March 31, 2015, The Company entered into a sale contract to sell the Northridge Land for $5,500,000. On April 30, 2015, the Purchaser elected to proceed with the purchase and paid the additional $250,000 earnest money deposit to the escrow agent.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2014 and (b) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

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

As a result of the transaction, A-III is now the largest shareholder of our Company, owning as of March 31, 2015 approximately 42% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into Company common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our Company is now externally managed by our Manager, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our Company and the Manager that was executed at the closing on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of the Company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the Company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is responsible for overseeing the sale of our four existing land parcels.

We currently own four tracts of land totaling 80.9 acres that are held for sale, including a 22-acre tract and 13 acres that are under contract to be sold, all of which were acquired prior to the recapitalization transaction with A-III. Our current focus is on selling these legacy properties. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP, which either directly or through one of its subsidiaries owns all of our legacy properties that are held for sale and will own any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our Company is the sole general partner of our operating partnership and, as of March 31, 2015, owned a 95.57% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

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

Whenever we issue and sell shares of our common stock, we are obligated to contribute the net proceeds from that issuance and sale to the operating partnership and the operating partnership is obligated to issue units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners.

Recent Developments

On March 31, 2015, the Company, entered into a sale contract with Vista Acquisitions, LLC, a Georgia limited liability company (the "Purchaser"), pursuant to which the Company agreed to sell the Northridge Land for $5,500,000. The Northridge Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. The Purchaser paid an initial earnest money deposit of $50,000 following execution of the contract. The Purchaser had 30 days from the execution date to inspect the Northridge Land and elect whether to proceed with the purchase. On April 30, 2015, the Purchaser elected to proceed with the purchase and deposited an additional $250,000 of earnest money with the escrow agent.

On January 26, 2015, the Company entered into a contract to sell its Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC (“Purchaser”), which is an affiliate of Mr. Charles Roberts, who is an officer and director of the Company. Under the terms of the sales contract, the Purchaser paid a $10,000 earnest money deposit. The Purchaser had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, the Purchaser elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent.

Critical Accounting Policies and Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2014 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. There have been no changes to these accounting policies for the three months ended March 31, 2015.

Recent Accounting Pronouncements

We prepare our financial statements in accordance with GAAP. See Recent Accounting Pronouncements in Note 3 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the notes to the unaudited consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of March 31, 2015 to 2014

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)

Total Revenues	$268	$6,347	$(6,079)

Expenses:
Property insurance and other expenses	11,465	3872	7,593
Real estate taxes	24,313	21,006	3,307
Management fees, affiliate	71,181	—	71,181
Allocated salaries and other compensation, affiliate	90,909	—	90,909
Interest expense	362,396	292,723	69,673
General and administrative expenses	750,883	465,824	285,059
Depreciation expense	1,381	184	1,197

Total expenses	1,312,528	783,609	528,919

Loss From Continuing Operations	(1,312,260)	(777,262)	534,998

Gain on disposal of assets	—	2,553	(2,553)

Net Loss	$(1,312,260)	$(774,709)	$537,551

Loss from continuing operations increased by $534,998 in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. This increase was the result of a $528,919 increase in expenses and a decrease of $6,079 in total revenues. We explain the major variances between the three months ended March 2015 and 2014 below.

Property insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses increased by $7,593 primarily resulting from an increase in the property insurance premiums in 2015.

Real estate taxes increased by $3,307, primarily resulting from higher real estate tax assessments in 2015.

Management fees, affiliate, increased $71,181, primarily resulting from the new management agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015, when we became an externally-managed company. The base management fee is equal 1.50% per annum of our equity (as defined in the management agreement), calculated and payable quarterly in arrears in cash.

Allocated salaries and other compensation, affiliate, increased $90,909, primarily resulting from the new management agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015. Pursuant to the management agreement we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us. Under the management agreement with our Manager, the reimbursement cannot exceed $500,000 for the first year of A-III’s management. The Compensation Committee of our board of directors determined, with our Manager’s consent, to apply the $500,000 limit on this reimbursement to the 2015 fiscal year. For the three months ended March 31, 2015 we incurred $90,909 of such costs.

Interest expense increased $69,673, primarily resulting from the $2,000,000 Northridge land loan, bearing a fixed interest rate of 12%, which closed on January 13, 2015. Upon closing the loan we were required to pay a 1% origination fee and a 2% fee upon the repayment of the loan on March 13, 2015.

General and administrative expenses increased $285,059, primarily resulting from an increase in director fees due to termination payments paid to members of our board of directors who resigned in connections with the A-III transaction, outsourced accounting fees, some of which related to the restatements described in the Explanatory Note to this Form 10-Q, and an increase in D&O insurance premiums.

Depreciation expense increased $1,197, primarily resulting from $15,922 of furniture, fixtures and equipment additions subsequent to March 31, 2014.

Gain on disposal of assets decreased $2,553, since there were no corresponding sales of assets in the three months ended March 31, 2015.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities and repay our maturing short-term debt. Our capital sources will include proceeds from the sale of our legacy real estate assets and the remaining portion of the $12,000,000 proceeds from our private offering with A-III, which closed in January 2015.

As of March 31, 2015, we had one loan with an aggregate outstanding principal balance of $2,238,625 that is scheduled to mature on September 1, 2015. The loan is secured by the Bradley Park land parcel, which is currently under contract to be sold for $4,178,000.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses and interest on our debt. At March 31, 2015, we had a cash balance of $2,958,715. We are currently using our cash balance to meet our short-term liquidity requirements, including general and administrative expenses, interest on our debt, and funding the carrying costs of our existing land parcels.

Our primary sources of funds for liquidity going forward will consist of proceeds from the sale of our four legacy properties of which two are under contract to be sold and/or mortgage debt on our legacy properties. Our potential equity sources, depending on market conditions, consist of proceeds from capital market transactions (public and/or private) including the issuance of common, convertible and/or preferred equity securities.

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

Cash flows

The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Cash flow provided by (used in)
Operating activities	$(1,024,544)	$(562,365)
Investing activities	(24,281)	(94,306)
Financing activities	3,769,273	(15,000)
Net increase (decrease) in cash and cash equivalents	$2,720,448	$(671,671)

Three Months Ended March 31, 2015 Compared to March 31, 2014

Net cash used in operating activities increased $462,179, primarily resulting from an increase in expenditures for the period and decrease in revenues, which increased our net loss by $534,998.

Net cash used in investing activities decreased $70,025, primarily resulting from our current focus to no longer develop certain real estate assets causing a decrease in development and construction expenditures.

Net cash provided by financing activities increased by $3,784,273, primarily resulting from the $12,000,000 cash proceeds attributable to the closing of the A-III transaction resulting in the purchase of 8,450,704 shares of our common stock and the $2,000,000 cash proceeds from the Northridge land loan. The increase was offset by the principal repayments of $9,979,212 of our land loans.

Capitalization

As of March 31, 2015, the Company had 20,068,192 shares of common stock outstanding and 930,232 OP Units held by persons other than us.

Warrants

In connection with the A-III transaction, we issued warrants to purchase up to an additional 26,760,563 shares of our common stock at an exercise price of $1.42 per share to A-III ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our four existing land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments under existing contractual obligations as of March 31, 2015:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Bradley Park land loan	$2,238,625	$2,238,625	$—	$—	$—
Interest expense	45,132	45,132	—	—	—
Allocated salaries and other compensation, affiliates(1)	2,500,000	500,000	1,000,000	1,000,000	—

Total	$4,783,757	$2,783,757	$1,000,000	$1,000,000	$—

(1)  We are required to reimburse our manager for salaries and other compensation cost up to $500,000 for year ended December 31, 2015. The amount may change in future periods at the discretion of our compensation committee. The estimated cash payments are based on $500,000 per year for the 5 year initial term of the management agreement.

The table above only includes the allocated salaries and other compensation due under our Management Agreement and does not include the base management fee, incentive fee, property management fee, acquisition fee and disposition fee as such obligations, discussed below, do not have fixed and determinable payments. See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our obligations pursuant to the Management Agreement.

Management Agreement.

In connection with the recapitalization transactions with A-III, on January 30, 2015, the Company entered into a Management Agreement with our Manager, which is a wholly-owned subsidiary of A-III, to among other things, provide for the day-to-day management of the Company by the Manager, including investment activities and operations of the Company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of the Company and all of its subsidiaries in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the board of directors.

 For the services to be provided by the Manager, we are required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of our Equity (as defined see Note 10), calculated and payable quarterly in arrears in cash;

•	a property management fee equal to 4.0% of the gross rental receipts received by us or our subsidiaries’ properties, calculated and payable monthly in arrears in cash;

•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by us or any of our subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;

•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by us or any of our subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels that we currently own); and

•	an incentive fee (as described below) based on the our “Adjusted Net Income” (as defined see Note 10) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined see Note 10), calculated and payable in arrears in cash on a rolling quarterly basis.

Effect of Floating Rate Debt

As of the filing date of this report, we have one loan that bears interest at a floating rate. This loan has an aggregate outstanding principal balance of $2,238,625 and bears interest at 350 basis points over the 30-day LIBOR, with an interest rate floor of 4.75%. Changes in LIBOR that increase the interest rate on this loan above its respective interest rate floor will increase our interest expense. For example, a 100 basis point increase in the interest rate on this loan above its respective interest rate floor would increase our interest expense by approximately $22,387 per year and reduce our liquidity and capital resources by that amount.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

No Quarterly Dividends

We have not paid regular quarterly dividends since the third quarter of 2001, and we have no present plans to pay distributions or to resume paying regular quarterly dividends.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on the results of operations for the Company’s business for the periods shown in the unaudited consolidated financial statements. Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring, selling, replacing or leasing properties in the future.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of March 31, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report our management assessed the effectiveness of our internal control over financial reporting. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. As of December 31, 2014, management determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes beginning with the 2009 tax year was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014. However, as of the end of the period covered by this report, we believe that our additional financial reporting and accounting personnel and our increased financial and other resources resulting from our change in control transaction with A-III Investment Partners LLC in January 2015 will address this material weakness and avoid similar weaknesses in the future.

Changes in Internal Control

We have enhanced our internal control over financial reporting during the quarter ended March 31, 2015 by the addition of financial reporting and accounting personnel and the increase of financial and other resources resulting from the change in control transaction with A-III Investment Partners LLC. We believe these changes will remediate our internal control material weakness over financial reporting from prior reporting periods.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2014 (which was filed with the SEC on March 30, 2015). These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 30, 2015, the Company issued and sold to A-III Investment Partners LLC in a private placement 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and warrants to purchase up to an additional 26,760,563 shares of the Company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this Form 10-Q.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. [Incorporated by reference to Exhibit 3.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.]
3.2	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K, dated February 4, 2008.]

10.1	Loan Agreement dated January 13, 2015 by and between Northridge Parkway, LLC (a wholly owned subsidiary), Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 20, 2015.]

10.2	Promissory Note in the principal amount of $2,000,000 dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K, dated January 20, 2015.]

10.3	Deed to Secure Debt, Security Agreement and Fixture Filing dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K, dated January 20, 2015.]

10.4	Guaranty dated January 13, 2015 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K, dated January 20, 2015.]

10.5	First Modification Agreement of Note and Security Deed dated January 15, 2015 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 20, 2015.]

10.6	Sales Contract dated January 26, 2015 by and between Roberts Properties Residential, L.P. and Bradley Park Apartments, LLC. (Bradley Park land parcel). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 30, 2015.]

10.7	Management Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P. and A-III Manager LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated February 2, 2015.]

10.8	Governance and Voting Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K, dated February 2, 2015.]

10.9	Employment Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and Charles S. Roberts. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K, dated February 2, 2015.]

10.10	Registration Rights Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K, dated February 2, 2015.]

10.11	Tax Protection Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., A-III Investment Partners LLC and A-III Manager LLC. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K, dated February 2, 2015.]

Exhibit No.	Description of Exhibit

10.12	Warrant Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K, dated February 2, 2015.]

10.13	Resignation and Release Letter of John Davis, dated January 30, 2015. [Incorporated by reference to Exhibit 10.7 in our current report on Form 8-K, dated February 2, 2015.]

10.14	Resignation and Release Letter of Charles Elliott, dated January 30, 2015. [Incorporated by reference to Exhibit 10.8 in our current report on Form 8-K, dated February 2, 2015.]

10.15	Resignation and Release Letter of Weldon Humphries, dated January 30, 2015. [Incorporated by reference to Exhibit 10.9 in our current report on Form 8-K, dated February 2, 2015.]

10.16	Resignation and Release Letter of Wm. Jarrell Jones, dated January 30, 2015. [Incorporated by reference to Exhibit 10.10 in our current report on Form 8-K, dated February 2, 2015.]

10.17	Resignation and Release Letter of Charles S. Roberts, dated January 30, 2015. [Incorporated by reference to Exhibit 10.11 in our current report on Form 8-K, dated February 2, 2015.]

10.18	Resignation and Release Letter of Anthony Shurtz, dated January 30, 2015. [Incorporated by reference to Exhibit 10.12 in our current report on Form 8-K, dated February 2, 2015.]

10.19	Sale Contract dated March 31, 2015, by and between Northridge Parkway, LLC, a Georgia limited liability company, and Vista Acquisitions, LLC, a Georgia limited liability company. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated April 2, 2015.]

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward Gellert pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2	Certification of Mark E. Chertok pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following financial statements from ACRE Realty Investor Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Consolidated Financial Statements.*

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

Date: May 13, 2015

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

	By:	/s/ Mark E. Chertok
Mark E. Chertok, Chief Financial Officer (the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)

