Form 10-Q
period 2015-06-30
ACRE REALTY INVESTORS INC
filed 2015-08-13
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

NA

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, $.01 par value per share	20,068,192 shares

EXPLANATORY NOTE

Background

This quarterly report on Form 10-Q (this “Form 10-Q”) is presented for the quarter ended June 30, 2015 and contains an audited historical balance sheet as of December 31, 2014 and unaudited historical financial statements for the quarter ended June 30, 2014. See “Previously Announced Restatements of Financial Statements” under the Explanatory Note below for a description of certain material events and related changes in our Company that occurred after December 31, 2014. Our principal executive officer and principal financial officer as of the date of the filing of this Form 10-Q were not affiliated with the registrant prior to January 30, 2015.

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

The information presented in this Form 10-Q includes our unaudited historical financial statements for the quarter ended June 30, 2014 after giving effect to the restatements described above.

References to the Registrant

On January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc. and the registrant’s operating partnership changed its name from Roberts Properties Residential, L.P. to ACRE Realty LP. Given that this Form 10-Q relates to the quarter ended June 30, 2015, after the name change occurred, this Form 10-Q, including the exhibits, will contain references to our Company and its operating partnership under the new names. We refer to the registrant elsewhere in this Form 10-Q (unless the context indicates otherwise) as “we,” “us,” “the company,” and “our.” Those references also encompass our subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to the operating partnership only.

i

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

PART I – Financial Information

Item 1. Financial Statements

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Real estate assets held for sale	$19,345,454	$23,770,349
Cash and cash equivalents	7,601,694	238,267
Restricted cash	—	97,985
Deferred financing costs – net of accumulated amortization of $98 and $70,451 at June 30, 2015 and December 31, 2014, respectively	49	74,323
Deferred offering costs	—	325,677
Other assets – net of accumulated depreciation of $97,945 and $84,292 at June 30, 2015 and December 31, 2014, respectively	238,073	464,943
Assets related to discontinued operations	—	12,000

Total assets	$27,185,270	$24,983,544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$494,741	$862,405
Due to affiliates	297,547	10,241
Liabilities related to real estate assets held for sale	2,283,352	10,437,378

Total liabilities	3,075,640	11,310,024

Commitments and contingencies

Non-controlling interest – operating partnership	1,068,059	3,468,972

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,140,909 and 10,724,009 shares issued and 20,068,192 and 9,364,631 shares outstanding at June 30, 2015 and December 31, 2014, respectively	201,409	107,240
Additional paid-in capital	44,037,612	30,356,905
Treasury shares, at cost 72,717 shares at June 30, 2015 and December 31, 2014, respectively	(71,332)	(71,332)
Accumulated deficit	(21,126,118)	(20,188,265)

Total shareholders’ equity	23,041,571	10,204,548

Total liabilities and shareholders’ equity	$27,185,270	$24,983,544

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
		(Restated)		(Restated)

Revenues:
Other Income	$7	$91	$98	$5,963
Interest income	—	338	177	813

Total Revenues	7	429	275	6,776

Expenses:
Property, insurance and other expenses	13,667	6,989	25,132	10,860
Real estate taxes	23,773	25,539	48,086	46,545
Management fees, affiliate	106,184	—	177,365	—
Allocated salaries and other compensation	136,364	—	227,273	—
Interest expense	26,952	301,050	389,348	593,773
General and administrative expenses	509,902	471,287	1,260,785	937,112
Depreciation expense	12,273	1,197	13,654	1,381

Total Expenses	829,115	806,062	2,141,643	1,589,671

Loss From Continuing Operations	(829,108)	(805,633)	(2,141,368)	(1,582,895)

Gain on sale of assets	1,022,871	1,344	1,022,871	3,897

Net Income (Loss)	193,763	(804,289)	(1,118,497)	(1,578,998)

Income (Loss) Attributable to Non-controlling Interest	8,584	(159,410)	(180,644)	(313,905)

Net Income (Loss) Attributable to Common Shareholders	$185,179	$(644,879)	$(937,853)	$(1,265,093)

Loss Per Common Share - Basic and Diluted (Note 6)
Net income (loss) - basic and diluted	$0.01	$(0.06)	$(0.05)	$(0.12)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Shares
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders’ Equity

BALANCE AT DECEMBER 31, 2014	10,724,009	$107,240	$30,356,905	$(71,332)	$(20,188,265)	$10,204,548

Net loss	—	—	—	—	(937,853)	(937,853)

Issuance of common shares and warrants	8,450,704	84,507	11,915,493	—	—	12,000,000
Offering costs			(445,393)			(445,393)
Redemption of operating partnership units for common shares	966,196	9,662	3,258,816	—	—	3,268,478
Adjustment for non-controlling interest in the operating partnership	—	—	(1,048,209)	—	—	(1,048,209)

BALANCE AT JUNE 30, 2015	20,140,909	$201,409	$44,037,612	$(71,332)	$(21,126,118)	$23,041,571

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
		(Restated)
Operating Activities:
Net loss	$(1,118,497)	$(1,578,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224,676	109,210
Gain on sale of asset	(1,022,871)	—
Changes in operating assets and liabilities
Decrease in restricted cash	97,985	244,034
Decrease in other assets	225,217	48,640
Increase in due to affiliates	287,306	21,798
Decrease in accounts payable and accrued expenses	(510,469)	(118,828)

Net cash used in operating activities	(1,816,653)	(1,274,144)

Investing Activities:
Proceeds from sale of real estate asset	5,500,000	—
Costs related to the sale of real estate asset	(17,941)	—
Proceeds from sale of furniture, fixtures and equipment	—	3,897
Purchase of furniture, fixtures and equipment	—	(14,781)
Increase (decrease) in accounts payable, accrued expenses and other liabilities relating to investing activities	2,775	70,054
Increase in due to affiliates relating to investing activities	6,005	17,500
Development and construction of real estate assets	(34,294)	(326,022)

Net cash provided by (used in) investing activities	5,456,545	(249,352)

Financing Activities:
Proceeds from land loans	2,000,000	—
Principal repayments of land loans	(10,020,000)	(35,000)
Payment of loan costs	(136,749)	(55,000)
Offering costs	(119,716)	—
Proceeds from the issuance of common stock and warrants	12,000,000	—

Net cash provided by (used in) financing activities	3,723,535	(90,000)

Net Increase (Decrease) in Cash and Cash Equivalents	7,363,427	(1,613,496)

Cash and Cash Equivalents, Beginning of Period	238,267	3,522,867

Cash and Cash Equivalents, End of Period	$7,601,694	$1,909,371

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
		(Restated)
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$285,893	$473,305

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:

Redemption of operating partnership units for common shares	$3,268,478	$14,570

Development and construction of real estate assets due to but not paid	$—	$17,500

Adjustments to non-controlling interest in the operating partnership	$(1,048,209)	$7,539

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

The Company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. The Company controls the operating partnership as its sole general partner and had a 95.57% and a 74.63% ownership interest in the operating partnership at June 30, 2015 and December 31, 2014, respectively.

On November 19, 2014, the Company and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”) (the “Stock Purchase Agreement”). On January 30, 2015, the Company and A-III closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and the Company issued to A-III warrants to purchase up to an additional 26,760,563 shares of common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the Company’s four land parcels owned at January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

After the closing, Roberts Realty Investors, Inc. amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the Company and Mr. Roberts, Roberts Realty Investors, Inc.’s chairman and chief executive officer, entered into an employment agreement pursuant to which Mr. Roberts serves as an Executive Vice President for a term of one year from the date of the agreement, or until the sale of all four land parcels owned at January 30, 2015 is completed, if earlier.

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

As a result, the Company restated its consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows as of and for the years ended December 31, 2013 and 2012 to reflect the change in the taxable status of the Company to a taxable C corporation and to include income tax provisions, a corresponding valuation allowance for the net deferred income tax assets, and explanatory note disclosures for income taxes. The Company had a consolidated taxable loss in each of the years described above and did not have any consolidated income tax liability in any of those years, so there was no consolidated tax liability resulting from the change in income tax status. The unaudited historical consolidated financial statements for the quarter ended June 30, 2014 contained in this report are presented after giving effect to the restatements described above.

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

Real Estate Assets Held For Sale. Real estate assets held for sale are recorded at the lower of their carrying amount or fair value less estimated selling cost. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures – Overall, the Company measures its non-financial assets and liabilities at fair value on a nonrecurring basis. The Company reviews its real estate assets held for sale each reporting period to determine that the carrying amount remains recoverable. If the carrying amount of the real estate asset exceeds the fair value the asset will be written down by the amount the carrying amount exceeds the fair value. The fair value is determined by an evaluation of appraisals, discounted cash flow analyses, sale price and other applicable valuation techniques.

The Company recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, the Company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of the Company’s assets as of June 30, 2015 and December 31, 2014.

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

Deferred Offering Costs. Offering costs borne by the Company in connection with the purchase of common stock by A-III have been recorded as deferred offering costs at December 31, 2014 and were reflected as a reduction of additional paid-in-capital upon the closing of the offering on January 30, 2015.

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

Stock Compensation. The Company records share-based compensation cost at the fair value of the award measured at the date of grant which is recorded as an expense on a straight line basis over the requisite service period, which is the vesting period. The Company did not have any stock-based compensation for the three and six months ended June 30, 2015 and 2014.

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

Fair Value of Financial Instruments. The Company is required to disclose the fair value information about its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. See Note 8 - Fair Value Measurements.

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

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

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

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-02 but does not believe it will have a material impact on the consolidated financial statements.

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

At June 30, 2015, the Company owns the following three land parcels, which are all located in the north Atlanta metropolitan area and are classified as held for sale.

•	North Springs is a 10-acre transit-oriented site located in Sandy Springs that is zoned for mixed-use development.
•	Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, zoned for 154 multifamily apartment units. The Bradley Park property is under contract for sale.
•	Highway 20 is a 38-acre site located in the City of Cumming in Forsyth County zoned for 210 multifamily apartment units.

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

Real Estate Assets Held for Sale

The real estate assets held for sale as of June 30, 2015 and December 31, 2014, were as follows:

	Real Estate Assets Held for Sale
	June 30, 2015	December 31, 2014

North Springs Land	$11,000,000	$11,000,000
Bradley Park Land	3,562,031	3,559,538
Highway 20 Land	4,783,423	4,760,000
Northridge Land	—	4,450,811
Total Real Estate Assets Held for Sale	$19,345,454	$23,770,349

On March 31, 2015, the Company, entered into a sale contract with Vista Acquisitions, LLC, a Georgia limited liability company (“Vista”), pursuant to which the Company agreed to sell the Northridge Land for $5,500,000. The Northridge Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. Vista paid an initial earnest money deposit of $50,000 following execution of the contract. Vista had 30 days from the execution date to inspect the Northridge Land and elect whether to proceed with the purchase. On April 30, 2015, Vista elected to proceed with the purchase and deposited an additional $250,000 of earnest money with the escrow agent. The sale of the Northridge Land parcel closed on June 30, 2015 and the Company recognized a gain of $1,022,871.

On January 26, 2015, the Company entered into a contract to sell its Bradley Park land parcel for $4,178,000 to Bradley Park Apartments, LLC (“BPA, LLC”), which is an affiliate of Charles S. Roberts, who is an officer and director of the Company. Under the terms of the sales contract, BPA, LLC paid a $10,000 earnest money deposit. BPA, LLC had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, BPA, LLC elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent.

Liabilities Related to Real Estate Assets Held For Sale

Land Loans. The operating partnership or its wholly owned subsidiary is the borrower and the Company is the guarantor for the loans secured by the Company’s land parcels. The loans were classified in liabilities related to real estate assets held for sale in the consolidated balance sheets at June 30, 2015 and December 31, 2014. In January 2015, the Company used a portion of the proceeds from A-III’s investment to repay mortgage debt outstanding on the three land parcels.

The liabilities related to the real estate assets held for sale at June 30, 2015 and December 31, 2014, were as follows:

	Maturity	Interest Rate	June 30, 2015	December 31, 2014
Land Loans
North Springs	4 /17/15	13.0%	$—	$5,500,000
Highway 20	2 /15/15	5.0%	—	1,770,000
Bradley Park	9 /01/15	4.75%	2,238,625	2,988,625
Total Land Loans			2,238,625	10,258,625
Other Liabilities			44,727	178,753
Total Liabilities Related to Real Estate Assets Held for Sale			$2,283,352	$10,437,378

Northridge Land Loan. On January 13, 2015, the Company obtained a $2,000,000 loan from Paul J. A. Lex van Hessen, the lender. The proceeds of the loan were used for working capital purposes prior to the closing of the A-III transaction. The $2,000,000 loan had a maturity date of July 13, 2015, and at the loan closing, the Company paid a 1.0% origination fee to the lender and a 1.0% consulting fee to the lender’s consultant. The loan had an interest rate of 12% per annum. The Company prepaid the first three months of interest in the amount of $60,833 at the closing. The loan was secured by the Northridge property. The loan documents contain customary representations, covenants, and default provisions, and the loan was guaranteed by both the Company and the operating partnership. Additionally, at the closing of the A-III transaction $2,040,000 of the investment proceeds was deposited into an escrow account in accordance with the terms of an escrow agreement with the lender. On March 13, 2015 the escrowed funds were released and used to repay the Northridge land loan in full and to make a 2% repayment fee required under the loan documents.

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

Highway 20 Land Loan Extension. On September 30, 2014, the Company amended the $1,864,636 Highway 20 land loan and extended the maturity date to February 15, 2015. In connection with the extension, the Company made a $64,636 principal payment, reducing the outstanding principal balance to $1,800,000. The Company also paid a 2% extension fee and deposited $22,100 into an interest reserve account to pay monthly interest only payments at the prime rate plus 1.75%, with an interest rate floor of 5% per annum. In addition, the loan required fixed principal payments of $10,000 per month during the extension term. At the closing of the A-III transaction this land loan was paid in full.

The scheduled principal payments of all outstanding debt at June 30, 2015 are as follows:

2015	$2,238,625
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Total	$2,238,625

At June 30, 2015, the weighted average interest rate on the Company’s outstanding debt was 4.75%.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the Company’s common stock or as the Company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 9.05% for the six months ended June 30, 2015 and 19.86% for the year ended December 31, 2014. There were 564,781 units outstanding as of June 30, 2015 and 1,932,638 units outstanding as of December 31, 2014. The non-controlling interest of the unitholders was $1,068,059 at June 30, 2015 and $3,468,972 at December 31, 2014.

Under FASB ASC Topic 810, Consolidation, the Company records non-controlling interest in the operating partnership on its consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in the Company’s consolidated statements of shareholders’ equity. The following table details the components of non-controlling interest related to unitholders in the operating partnership as of June 30, 2015 and December 31, 2014 (see Note 6 – Shareholders’ Equity – Earnings per Share):

	June 30, 2015	December 31, 2014

Beginning balance	$3,468,972	$3,328,791
Net loss attributable to non-controlling interest	(180,644)	(599,874)
Redemptions of non-controlling partnership units	(3,268,478)	(17,759)
Contribution of common shares for non-controlling partnership units	—	730,367
Adjustments to non-controlling interest in the operating partnership	1,048,209	27,447

Ending balance	$1,068,059	$3,468,972

6.	SHAREHOLDERS’ EQUITY

Private Placement. On January 30, 2015, A-III purchased 8,450,704 shares of the Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and the Company, for no additional consideration, issued to A-III warrants to purchase up to an additional 26,760,563 shares of the Company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the Company’s four land parcels owned at January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

Warrants. Each of the aforementioned warrants entitles the holder to acquire one share of the Company’s common stock. At the time of issuance, each warrant had an exercise price of $1.42 per share, subject to post-closing adjustments related to the sales of the legacy properties. The warrants expire January 30, 2018. The Company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated $8,990,000 of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of shareholders’ equity.

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 5 – Non-controlling Interest – Operating Partnership, 586,643 OP Units were redeemed for 966,196 shares for the six months ended June 30, 2015, and 12,795 OP Units were redeemed for 21,075 shares for the twelve months ended December 31, 2014. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the Company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 5 – Non-controlling Interest – Operating Partnership, for the six months ended June 30, 2015 there were no contribution of shares to the operating partnership. For the year ended December 31, 2014, 702,276 shares were contributed to the operating partnership and 426,397 units were issued in exchange for the shares contributed. The contribution was reflected in the accompanying consolidated financial statements based on the closing price of the Company’s stock on the date of contribution.

Restricted Stock. Shareholders of the Company approved and adopted the Company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the Company may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the Compensation Committee of the Company’s Board. There were no shares granted under the Plan in the six months ended June 30, 2015 and the year ended December 31, 2014. Since the inception of the Plan, 81,250 shares have been granted all of which were fully vested in 2013.

Treasury Stock. The Company has a stock repurchase plan under which it was authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of June 30, 2015, the Company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. The Company did not repurchase any shares for the six months ended June 30, 2015 and the twelve months ended December 31, 2014.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares used in the Company’s basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss) attributable to common shareholders – basic	$185,179	$(644,879)	$(937,853)	$(1,265,093)

Income (loss) attributable to non-controlling interest	8,584	(159,410)	(180,644)	(313,905)

Net income( loss) – diluted	$193,763	$(804,289)	$(1,118,497)	$(1,578,998)

Weighted average common shares – basic	20,068,192	10,061,062	17,866,360	10,053,489

Effect of potential dilutive securities:

Weighted average number of operating partnership units, assuming conversion of all units to shares	930,232	2,486,658	1,778,084	2,494,231

Warrants	1,647,797	—	—	—

Weighted average number of shares – diluted(a)	22,646,221	12,547,720	19,644,444	12,547,720

(a)	Due to a loss for the six months ended June 30, 2014, the incremental shares related to the warrants were excluded because the effect would be antidilutive.

7.	INCOME TAXES

The Company prepared the provision following the guidance of FASB interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN-18”), using the estimated annual effective tax rate applied to the operating results of the Company as of June 30, 2015. This rate does not include items related to significant unusual or extraordinary items that would be required to be separately reported or reported net of their related tax effect in the consolidated financial statements. At the end of each interim period the Company makes its best estimate of the effective tax rate expected to be applicable for the full year. There were no discrete items during this quarter; therefore the effective rate was the same rate that was used for the year ended December 31, 2014. The consolidated effective tax rate for continuing operations was zero in both the three and six months ended June 30, 2015 and 2014. In addition, the Company had a taxable loss in each of the three and six months ended June 30, 2015 and 2014 and accordingly did not have an income tax liability in either of those periods.

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

The Company held no financial assets or liabilities required to be measured at fair value on a recurring or nonrecurring basis as of June 30, 2015 and December 31, 2014.

9.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operated in a single business segment, which is land located in the north Atlanta metropolitan area during the three and six months ended June 30, 2015 and 2014.

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

For the services to be provided by the Manager, the Company is required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of the Company’s “Equity” (as defined below), calculated and payable quarterly in arrears in cash;

•	a property management fee equal to 4.0% of the gross rental receipts received each month at the Company’s and its subsidiaries’ properties, calculated and payable monthly in arrears in cash;

•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by the Company or any of its subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;

•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by the Company or any of its subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels that the Company owned at January 30, 2015); and

•	an incentive fee (as described below) based on the Company’s “Adjusted Net Income” (as defined below) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined below), calculated and payable in arrears in cash on a rolling quarterly basis.

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

For the three and six months ended June 30, 2015, the Company incurred a base management fee of $106,184 and $177,365 which was classified in management fee, affiliates in the consolidated statements of operations. In addition to the base management fee, the Company was required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager in the amount of $136,364 and $227,273, which is recorded allocated salaries and other compensation, affiliates in the consolidated statements of operations for the three and six months ended June 30, 2015. At June 30, 2015 the unpaid portion of the base management fee and the reimbursable expenses in the amount of $242,549 were recorded in due to affiliates in the consolidated balance sheets.

For the six months ended June 30, 2015, the Manager paid professional fees on behalf of the Company in the amount of $50,000, for which it will be required to reimburse the Manager. The unpaid fee was recorded in due affiliate in the consolidated balance sheets. The Company reimbursed the Manager in July 2015.

Transactions with Roberts Properties, Inc. and Roberts Properties Construction (the “Roberts Companies”) and its Affiliates

Prior to the closing of the A-III transaction on January 30, 2015, the Company entered into contractual commitments in the normal course of business with the Roberts Companies. The contracts between the Company and the Roberts Companies related to the development and construction of real estate assets, and from time to time, the acquisition or disposition of real estate. In connection with the transaction with A-III, all agreements and arrangements between the Company and the Roberts Companies and its affiliates were terminated, except for those arrangements and agreements outlined below. Under the agreements and arrangements with the Roberts Companies that were terminated, the Company paid $0 and $87,500 during the six months ended June 30, 2015 and 2014, respectively.

Reimbursement Arrangement for Consulting Services. The Company entered into a reimbursement arrangement for services provided by the Roberts Companies, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, the Company reimburses the Roberts Companies for the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to the Company. Under this arrangement, the Company incurred costs with Roberts Properties of $96,523 and $282,176 for the six months ended June 30, 2015 and 2014, respectively. Roberts Properties also received cost reimbursements in the amount of $5,845 and $23,505 for the six months ended June 30, 2015 and 2014, respectively, for the Company’s operating costs and other related expenses paid by Roberts Properties.

Additionally, at the request of the Company, Roberts Properties Construction performed repairs and maintenance and other consulting services related to the Company’s land parcels. Roberts Construction received cost reimbursements of $1,722 and $139,525 for the six months ended June 30, 2015 and 2014, respectively.

Pursuant to the Stock Purchase Agreement with A-III, the obligation of the Roberts Companies to provide post-closing transition services will terminate on July 31, 2015 provided, however, in accordance with Mr. Robert’s Employment Agreement, the Roberts Companies may provide consulting services in connection with the sale of the Company’s four legacy properties owned at January 30, 2015. All reimbursements were recorded in general and administrative expenses in the statement of operations for the three and six months ended June 30, 2015 and 2014.

Sale of Bradley Park Land. The Company entered into a contract to sell its Bradley Park land parcel to Bradley Park Apartments, LLC, which is an affiliate of Charles Roberts, who is an officer and director of the Company. The Company’s Audit Committee in existence prior to the A-III transaction approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The Company’s Board in existence prior to the A-III transaction also approved the transaction in accordance with its Code of Business Conduct and Ethics. See Note 4 and Note 12 for details of the transaction.

Sublease of Office Space. On February 19, 2014, the Company entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Charles Roberts. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, the Company negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. The Company has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The Company paid a security deposit of $20,577 upon the execution of the lease and has paid $15,330 and $9,494 in rent for the six months ended June 30, 2015 and 2014.

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

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). The Company has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At June 30, 2015, there were 564,781 units outstanding that could be exchanged for 930,232 shares, subject to certain conditions.

Under the Company’s bylaws, it is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of its officers and directors serving in these capacities. The maximum potential amount of future payments the Company could be required to make under this indemnification arrangement is unlimited. The Company currently has a directors and officers liability insurance policy that may limit its exposure and enable it to recover a portion of any future amounts paid. Because of the insurance policy coverage, the Company believes the estimated fair value of this indemnification arrangement is minimal, and accordingly, the Company has recorded no liabilities for this indemnification arrangement as of June 30, 2015.

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

Sale of Bradley Park. On July 27, 2015, effective as of July 24, 2015, the Company amended the sales contract relating to the sale of its Bradley Park property and agreed to a 60 day extension of the closing date from July 27, 2015 to September 28, 2015, contingent upon the Company extending the maturity date of the Bradley Park loan to December 1, 2015. In exchange for the extension, BPA, LLC agreed to release from escrow the $45,000 of earnest money deposits to the Company. Upon the extension of the maturity date of the Bradley Park loan on or before August 12, 2015, BPA, LLC will be required to deposit an additional earnest money deposit of $50,000 with the escrow agent. In addition, the closing date may be further extended to November 12, 2015 if BPA, LLC deposits a second additional earnest money deposit of $25, 000 on or before September 28, 2015. In connection with the August 10, 2015 extension of the Bradley Park loan, discussed below, BPA, LLC deposited an additional earnest money deposit of $50,000 with the escrow agent on August 11, 2015.

Bradley Park Loan Extension. A loan modification agreement was entered into on August 10, 2015, which eliminated the 4.75% interest rate floor and extended the maturity date of the Bradley Park loan to December 1, 2015.

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

On January 30, 2015, our Company and A-III Investment Partners LLC (“A-III”) closed a series of transactions that recapitalized our Company and resulted in a change in control of our Company. At the closing, A-III purchased 8,450,704 shares of our Company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and our Company issued to A-III warrants to purchase up to an additional 26,760,563 shares of our Company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our Company’s four land parcels owned on January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness as discussed further below.

Immediately after the closing, our Company’s name was changed to ACRE Realty Investors Inc., and the name of our operating partnership was changed to ACRE Realty LP. On February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is now the largest shareholder of our Company, owning as of June 30, 2015 approximately 42% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into our Company’s common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our Company is now externally managed by our Manager, which is a wholly-owned subsidiary of A-III, pursuant to a Management Agreement between our Company and the Manager that was executed at the closing on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of our Company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as our Company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is responsible for overseeing the sale of our four legacy land parcels owned at January 30, 2015.

On June 30, 2015, we closed the sale of one of the four legacy land parcels, for $5,500,000. We currently own three tracts of land totaling 70 acres that are held for sale, including a 22-acre tract that is under contract to be sold, all of which were acquired prior to the recapitalization transaction with A-III. Our current focus is on selling the remaining legacy properties. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP, which either directly or through one of its subsidiaries owns all of our legacy properties that are held for sale and will own any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our Company is the sole general partner of our operating partnership and, as of June 30, 2015, owned a 95.57% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

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

Recent Developments

On March 31, 2015, we entered into a sale contract with Vista pursuant to which we agreed to sell the Northridge Land for $5,500,000. The Northridge Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. Vista paid an initial earnest money deposit of $50,000 following execution of the contract. Vista had 30 days from the execution date to inspect the Northridge Land and elect whether to proceed with the purchase. On April 30, 2015, Vista elected to proceed with the purchase and deposited an additional $250,000 of earnest money with the escrow agent. The sale of the Northridge Land parcel closed on June 30, 2015 and we recognized a gain of $1,022,871.

On January 26, 2015, we entered into a contract to sell our Bradley Park land parcel for $4,178,000 to BPA, LLC, which is an affiliate of Charles Roberts, who is an officer and director of our Company. Under the terms of the sales contract, BPA, LLC paid a $10,000 earnest money deposit. BPA, LLC had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, BPA, LLC elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent. On July 27, 2015, effective as of July 24, 2015, we amended the sales contract relating to the sale of our Bradley Park property and agreed to a 60 day extension of the closing date from July 27, 2015 to September 28, 2015, contingent upon extending the maturity date of the Bradley Park loan to December 1, 2015. In exchange for the extension, BPA, LLC agreed to release from escrow the $45,000 of earnest money deposits to us. Upon the extension of the maturity date of the Bradley Park loan on or before August 12, 2015, BPA, LLC will be required to deposit an additional earnest money deposit of $50,000 with the escrow agent. In addition, the closing date may be further extended to November 12, 2015 if BPA, LLC deposits a second additional earnest money deposit of $25,000 on or before September 28, 2015. In connection with the August 10, 2015 extension of the Bradley Park loan, discussed below, BPA, LLC deposited an additional earnest money deposit of $50,000 with the escrow agent on August 11, 2015.

A loan modification agreement was entered into on August 10, 2015, which eliminated the 4.75% interest rate floor and extended the maturity date of the Bradley Park loan to December 1, 2015.

Critical Accounting Policies and Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2014 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. There have been no changes to these accounting policies for the six months ended June 30, 2015.

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

Results of Operations

Comparison of the three months ended June 30, 2015 to 2014

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)

Total Revenues	$7	$429	$(422)

Expenses:
Property, insurance and other expenses	13,667	6,989	6,678
Real estate taxes	23,773	25,539	(1,766)
Management fees, affiliate	106,184	—	106,184
Allocated salaries and other compensation, affiliate	136,364	—	136,364
Interest expense	26,952	301,050	(274,098)
General and administrative expenses	509,902	471,287	38,615
Depreciation expense	12,273	1,197	11,076

Total expenses	829,115	806,062	23,053

Loss From Continuing Operations	(829,108)	(805,633)	23,475

Gain on sale of assets	1,022,871	1,344	1,021,527

Net Income( Loss)	$193,763	$(804,289)	$998,052

Loss from continuing operations increased by $23,475 in the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. This increase was the result of a $23,053 increase in expenses coupled with a decrease of $422 in total revenues. We explain the major variances between the three months ended June 2015 and 2014 below.

Property, insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses increased by $6,678, primarily resulting from an increase in the property insurance premiums in 2015.

Real estate taxes decreased by $1,766, primarily resulting from property sales subsequent to June 30, 2014 which were partially offset by higher real estate tax assessments on the remaining three legacy properties.

Management fees, affiliate, increased $106,184, primarily resulting from the new Management Agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015, when we became an externally-managed company. The base management fee is equal 1.50% per annum of our equity (as defined in the Management Agreement), calculated and payable quarterly in arrears in cash.

Allocated salaries and other compensation, affiliate, increased $136,364, primarily resulting from the new Management Agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015. Pursuant to the Management Agreement we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us. Under the Management Agreement the reimbursement cannot exceed $500,000 for the first year of A-III’s management. The Compensation Committee of our board of directors determined, with our Manager’s consent, to apply the $500,000 limit on this reimbursement to the 2015 fiscal year. For the three months ended June 30, 2015 we incurred $ 136,364 of such costs.

Interest expense decreased $274,098, primarily resulting from the payoff of the North Springs and Highway 20 land loans with the closing of our transaction with A-III on January 30, 2015.

General and administrative expenses increased $38,615, primarily resulting from an increase in director fees due to a new compensation structure, approved by the Compensation Committee of our board of directors, outsourced accounting fees, an increase in D&O insurance premiums as well as current year audit and tax fees. These increases were partially offset by a decrease in related party consulting fees to the Roberts Properties.

Depreciation expense increased $11,076, primarily resulting from fully depreciating certain furniture, fixtures and equipment that are no longer in use.

Gain on sale of assets increased by $ 1,021,527, primarily resulting from the gain on sale of $1,022,871 recognized from the sale of the Northridge Land parcel, which closed on June 30, 2015.

Comparison of the six months ended June 30, 2015 to 2014

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)

Total Revenues	$275	$6,776	$(6,501)

Expenses:
Property, insurance and other expenses	25,132	10,860	14,272
Real estate taxes	48,086	46,545	1,541
Management fees, affiliate	177,365	—	177,365
Allocated salaries and other compensation, affiliate	227,273	—	227,273
Interest expense	389,348	593,773	(204,425)
General and administrative expenses	1,260,785	937,112	323,673
Depreciation expense	13,654	1,381	12,273

Total expenses	2,141,643	1,589,671	551,972

Loss From Continuing Operations	(2,141,368)	(1,582,895)	558,473

Gain on sale of assets	1,022,871	3,897	1,018,974

Net Loss	$(1,118,497)	$(1,578,998)	$(460,501)

Loss from continuing operations increased by $558,473 in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. This increase was the result of an increase of $551,972 in expenses coupled with a decrease of $6,501 in total revenues. We explain the major variances between the six months ended June 2015 and 2014 below.

Property, insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses increased by $14,272, primarily resulting from an increase in the property insurance premiums in 2015.

Real estate taxes increased by $1,541, primarily resulting from higher real estate tax assessments in 2015, which were partially offset by property sales subsequent to June 30, 2014.

Management fees, affiliate, increased $177,365, primarily resulting from the new Management Agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015, when we became an externally-managed company. The base management fee is equal 1.50% per annum of our equity (as defined in the Management Agreement), calculated and payable quarterly in arrears in cash.

Allocated salaries and other compensation, affiliate, increased $227,273, primarily resulting from the new Management Agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015. Pursuant to the Management Agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us. Under the Management Agreement the reimbursement cannot exceed $500,000 for the first year of A-III’s management. The Compensation Committee of our board of directors determined, with our Manager’s consent, to apply the $500,000 limit on this reimbursement to the 2015 fiscal year. For the six months ended June 30, 2015 we incurred $227, 273 of such costs.

Interest expense decreased $204,425, primarily resulting from the payoff of the North Springs and Highway 20 land loans with the closing of our transaction with A-III on January 30, 2015.

General and administrative expenses increased $323,673, primarily resulting from an increase in director fees due to termination payments paid to members of our board of directors who resigned in connection with the A-III transaction and the new compensation structure to our board members, approved by the Compensation Committee of our board of directors. In addition, there was an increase in outsourced accounting fees, some of which related to the restatements described in the Explanatory Note to this Form 10-Q, and current year audit and tax fees as well as D&O insurance premiums.

Depreciation expense increased $12,273, primarily resulting from fully depreciating certain furniture, fixtures and equipment that are no longer in use.

Gain on sale of assets increased by $1,018,974, primarily resulting from the gain on sale of $1,022,871 recognized from the sale of the Northridge Land parcel, which closed on June 30, 2015.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities and repay our maturing outstanding debt. Our capital sources will include proceeds from the sale of our legacy real estate assets and the remaining portion of the $12,000,000 proceeds from our private offering with A-III, which closed in January 2015.

As of June 30, 2015, we had one loan with an aggregate outstanding principal balance of $2,238,625 that is scheduled to mature on September 1, 2015. On August 10, 2015, we entered into a loan modification agreement which eliminated the 4.75% interest rate floor and extended the maturity date of the loan to December 1, 2015. The loan is secured by the Bradley Park land parcel, which is currently under contract to be sold for $4,178,000.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses and interest on our debt. At June 30, 2015, we had a cash balance of $7,601,694, which includes the net cash proceeds of approximately $5,465,000 from the sale of the Northridge Land parcel that closed on June 30, 2015. We are currently using our cash balance to meet our short-term liquidity requirements, including general and administrative expenses, interest on our debt, and funding the carrying costs of our remaining three land parcels.

Our primary sources of funds for liquidity going forward will consist of proceeds from the sale of our remaining three legacy properties of which one is under contract to be sold and/or mortgage debt on our legacy properties. Our potential equity sources, depending on market conditions, consist of proceeds from capital market transactions (public and/or private) including the issuance of common, convertible and/or preferred equity securities.

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

Cash flows

The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Cash flow provided by (used in)
Operating activities	$(1,816,653)	$(1,274,144)
Investing activities	5,456,545	(249,352)
Financing activities	3,723,535	(90,000)
Net increase (decrease) in cash and cash equivalents	$7,363,427	$(1,613,496)

Six Months Ended June 30, 2015 Compared to June 30, 2014

Net cash used in operating activities increased $542,509, primarily resulting from an increase in expenditures for the period and decrease in revenues, which increased our loss from continuing operations by $558,473.

Net cash provided by investing activities increased $5,705,897 from net cash used in investing activities of $249,352 in 2014, primarily resulting from the sale of the Northridge Land parcel for $5,500,000, which closed on June 30, 2015.

Net cash provided by financing activities increased by $3,813,535 from net cash used in financing activities of $90,000 in 2014, primarily resulting from the $12,000,000 cash proceeds attributable to the closing of the A-III transaction, resulting in the purchase of 8,450,704 shares of our common stock and the $2,000,000 cash proceeds from the Northridge land loan. The increase was partially offset by the principal repayments of $10,020,000 of our land loans.

Capitalization

Common Stock and Operating Partnership Units

As of June 30, 2015, we had 20,068,192 shares of common stock outstanding and 564,781 OP Units that could be exchanged for 930,232 shares of common stock, which are held by persons other than us.

Warrants

In connection with the A-III transaction, we issued warrants to purchase up to an additional 26,760,563 shares of our common stock at an exercise price of $1.42 per share to A-III ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our four land parcels owned at January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments due under existing contractual obligations as of June 30, 2015:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Bradley Park land loan	$2,238,625	$2,238,625	$—	$—	$—
Interest expense(2)	31,229	31,229	—	—	—
Allocated salaries and other compensation, affiliates(1)	2,427,533	427,533	1,000,000	1,000,000	—

Total	$4,697,387	$2,697,387	$1,000,000	$1,000,000	$—

(1)  We are required to reimburse our manager for salaries and other compensation costs up to $500,000 for the year ended December 31, 2015. The amount may change in future periods at the discretion of our compensation committee. The estimated cash payments are based on $500,000 per year for the 5 year initial term of the Management Agreement.

(2) Interest expense does not reflect the additional interest that may be incurred in connection with the loan modification agreement entered into on August 10, 2015 that eliminated the 4.75% interest rate floor and extended the maturity date of the Bradley Park land loan to December 1, 2015.

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

Management Agreement

In connection with the recapitalization transactions with A-III, on January 30, 2015, we entered into a Management Agreement with our Manager, which is a wholly-owned subsidiary of A-III, to among other things, provide for the day-to-day management of our Company by the Manager, including investment activities and operations of our Company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of our Company and all of its subsidiaries in conformity with our investment guidelines and other policies that are approved and monitored by the board of directors.

For the services to be provided by the Manager, we are required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of our Equity (as defined see Note 10), calculated and payable quarterly in arrears in cash;

•	a property management fee equal to 4.0% of the gross rental receipts received by us or our subsidiaries’ properties, calculated and payable monthly in arrears in cash;

•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by us or any of our subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;

•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by us or any of our subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels that we owned at January 30, 2015); and

•	an incentive fee (as described below) based on the our “Adjusted Net Income” (as defined see Note 10) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined in Note 10), calculated and payable in arrears in cash on a rolling quarterly basis.

Effect of Floating Rate Debt

As of the filing date of this report, we have one loan that bears interest at a floating rate. This loan has an aggregate outstanding principal balance of $2,238,625 and bears interest at 350 basis points over the 30-day LIBOR. Any changes in LIBOR that increase or decrease the interest rate on this loan will increase or decrease our interest expense. For example, a 100 basis point increase or decrease in the interest rate on this loan would increase or decrease our interest expense by approximately $22,386 per year and change our liquidity and capital resources by that amount.

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

Quarterly Dividends

We have not paid regular quarterly dividends since the third quarter of 2001, and we have no present plans to pay dividends or to resume paying regular quarterly dividends.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on our results of operations for the periods shown in the unaudited consolidated financial statements. Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring, selling, replacing or leasing properties in the future.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of June 30, 2015, to provide assurance that the information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

We have enhanced our internal control over financial reporting during the six months ended June 30, 2015 by the addition of financial reporting and accounting personnel and the increase of financial and other resources resulting from the change in control transaction with A-III Investment Partners LLC. We believe these changes will remediate our internal control material weakness over financial reporting from prior reporting periods.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS.

The Company, the operating partnership, or our properties is neither presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this Form 10-Q.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. [Incorporated by reference to Exhibit 3.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.]
3.2	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K, dated February 4, 2008.]

10.1	Loan Agreement, dated January 13, 2015 by and between Northridge Parkway, LLC (a wholly owned subsidiary), Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 20, 2015.]

10.2	Promissory Note in the principal amount of $2,000,000 dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K, dated January 20, 2015.]

10.3	Deed to Secure Debt, Security Agreement and Fixture Filing, dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K, dated January 20, 2015.]

10.4	Guaranty, dated January 13, 2015 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K, dated January 20, 2015.]

10.5	First Modification Agreement of Note and Security Deed, dated January 15, 2015 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 20, 2015.]

10.6	Sales Contract, dated January 26, 2015 by and between Roberts Properties Residential, L.P. and Bradley Park Apartments, LLC. (Bradley Park land parcel). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 30, 2015.]

10.7	Management Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P. and A-III Manager LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated February 2, 2015.]

10.8	Governance and Voting Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K, dated February 2, 2015.]

10.9	Employment Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and Charles S. Roberts. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K, dated February 2, 2015.]

10.10	Registration Rights Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K, dated February 2, 2015.]

10.11	Tax Protection Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., A-III Investment Partners LLC and A-III Manager LLC. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K, dated February 2, 2015.]

Exhibit No.	Description of Exhibit

10.12	Warrant Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K, dated February 2, 2015.]

10.13	Resignation and Release Letter of John Davis, dated January 30, 2015. [Incorporated by reference to Exhibit 10.7 in our current report on Form 8-K, dated February 2, 2015.]

10.14	Resignation and Release Letter of Charles Elliott, dated January 30, 2015. [Incorporated by reference to Exhibit 10.8 in our current report on Form 8-K, dated February 2, 2015.]

10.15	Resignation and Release Letter of Weldon Humphries, dated January 30, 2015. [Incorporated by reference to Exhibit 10.9 in our current report on Form 8-K, dated February 2, 2015.]

10.16	Resignation and Release Letter of Wm. Jarrell Jones, dated January 30, 2015. [Incorporated by reference to Exhibit 10.10 in our current report on Form 8-K, dated February 2, 2015.]

10.17	Resignation and Release Letter of Charles S. Roberts, dated January 30, 2015. [Incorporated by reference to Exhibit 10.11 in our current report on Form 8-K, dated February 2, 2015.]

10.18	Resignation and Release Letter of Anthony Shurtz, dated January 30, 2015. [Incorporated by reference to Exhibit 10.12 in our current report on Form 8-K, dated February 2, 2015.]

10.19	Sale Contract dated March 31, 2015, by and between Northridge Parkway, LLC, a Georgia limited liability company, and Vista Acquisitions, LLC, a Georgia limited liability company. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated April 2, 2015.]

10.20	First Amendment to Sales Contract, dated July 27, 2015, effective as of July 24, 2015, by and between ACRE Realty LP and Bradley Park Apartments, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated July 29, 2015.]

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward Gellert pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2	Certification of Mark E. Chertok pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following financial statements from ACRE Realty Investor Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Consolidated Financial Statements.*

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

Date: August 13, 2015

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

	By:	/s/ Mark E. Chertok
Mark E. Chertok, Chief Financial Officer (the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)

