Form 10-Q
period 2015-09-30
ACRE REALTY INVESTORS INC
filed 2015-11-12
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common Stock, $.01 par value per share	20,068,192 shares

EXPLANATORY NOTE

Background

This quarterly report on Form 10-Q (this “Form 10-Q”) is presented for the quarter ended September 30, 2015 and contains an audited historical balance sheet as of December 31, 2014 and unaudited historical financial statements for the quarter ended September 30, 2014. Our principal executive officer and principal financial officer as of the date of the filing of this Form 10-Q were not affiliated with the registrant prior to January 30, 2015.

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

The information presented in this Form 10-Q includes our unaudited historical financial statements for the quarter ended September 30, 2014 after giving effect to the restatements described above.

References to the Registrant

On January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc. and the registrant’s operating partnership changed its name from Roberts Properties Residential, L.P. to ACRE Realty LP. Given that this Form 10-Q relates to the quarter ended September 30, 2015, after the name change occurred, this Form 10-Q, including the exhibits, will contain references to our Company and its operating partnership under the new names. We refer to the registrant elsewhere in this Form 10-Q (unless the context indicates otherwise) as “we,” “us,” “the company,” and “our.” Those references also encompass our subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to the operating partnership only.

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

PART I – Financial Information

Item 1. Financial Statements

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Real estate assets held for sale	$19,345,454	$23,770,349
Cash and cash equivalents	6,834,979	238,267
Restricted cash	—	97,985
Deferred financing costs – net of accumulated amortization of $1,366 and $70,451 at September 30, 2015 and December 31, 2014, respectively	1,219	74,323
Deferred offering costs	—	325,677
Other assets – net of accumulated depreciation of $0 and $84,292 at September 30, 2015 and December 31, 2014, respectively	198,400	464,943
Assets related to real estate assets held for sale	6,028	—
Assets related to discontinued operations	—	12,000

Total assets	$26,386,080	$24,983,544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$476,970	$862,405
Due to affiliates	239,934	10,241
Liabilities related to real estate assets held for sale	2,308,849	10,437,378

Total liabilities	3,025,753	11,310,024

Commitments and contingencies

Non-controlling interest – operating partnership	1,034,865	3,468,972

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,140,909 and 10,724,009 shares issued and 20,068,192 and 9,364,631 shares outstanding at September 30, 2015 and December 31, 2014, respectively	201,409	107,240
Additional paid-in capital	44,037,612	30,356,905
Treasury shares, at cost (72,717 shares at September 30, 2015 and December 31, 2014, respectively)	(71,332)	(71,332)
Accumulated deficit	(21,842,227)	(20,188,265)

Total shareholders’ equity	22,325,462	10,204,548

Total liabilities and shareholders’ equity	$26,386,080	$24,983,544

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Other Income	$157	$181	$255	$6,144
Interest income	—	199	177	1,012

Total Revenues	157	380	432	7,156

Expenses:
Property, insurance and other expenses	8,714	10,929	33,846	21,810
Real estate taxes	12,111	25,896	60,197	72,441
Management fees, affiliate	102,356	—	279,721	—
Allocated salaries and other compensation	136,363	—	363,636	—
Interest expense	9,482	300,272	398,830	894,045
General and administrative expenses	480,434	596,115	1,741,219	1,533,206
Depreciation expense	—	1,386	13,654	2,767

Total Expenses	749,460	934,598	2,891,103	2,524,269

Loss From Continuing Operations	(749,303)	(934,218)	(2,890,671)	(2,517,113)

Gain on sale of assets	—	195,099	1,022,871	198,996

Net Loss	(749,303)	(739,119)	(1,867,800)	(2,318,117)

Loss Attributable to Non-controlling Interest	(33,194)	(146,272)	(213,838)	(460,146)

Net Loss Attributable to Common Shareholders	$(716,109)	$(592,847)	$(1,653,962)	$(1,857,971)

Loss Per Common Share - Basic and Diluted
Net loss - basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.18)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Shares
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders’ Equity

BALANCE AT DECEMBER 31, 2014	10,724,009	$107,240	$30,356,905	$(71,332)	$(20,188,265)	$10,204,548

Net loss	—	—	—	—	(1,653,962)	(1,653,962)

Issuance of common shares	8,450,704	84,507	2,925,493	—	—	3,010,000
Issuance of warrants	—	—	8,990,000	—	—	8,990,000
Offering costs	—	—	(445,393)	—	—	(445,393)
Redemption of operating partnership units for common shares	966,196	9,662	3,258,816	—	—	3,268,478
Adjustment for non-controlling interest in the operating partnership	—	—	(1,048,209)	—	—	(1,048,209)

BALANCE AT SEPTEMBER 30, 2015	20,140,909	$201,409	$44,037,612	$(71,332)	$(21,842,227)	$22,325,462

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Operating Activities:
Net loss	$(1,867,800)	$(2,318,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,944	170,275
Gain on sale of asset	(1,022,871)	(195,099)
Changes in operating assets and liabilities
Decrease in restricted cash	97,985	274,672
Decrease (increase) in other assets	258,862	(4,755)
Increase in due to affiliates	232,218	11,763
Decrease in accounts payable and accrued expenses	(541,488)	(3,628)

Net cash used in operating activities	(2,617,150)	(2,064,889)

Investing Activities:
Proceeds from sale of real estate asset	5,500,000	700,000
Costs related to the sale of real estate asset	(17,941)	—
Proceeds from sale of furniture, fixtures and equipment	—	3,897
Purchase of furniture, fixtures and equipment	—	(15,922)
Decrease in accounts payable and accrued expenses	—	(822)
Escrow deposit	45,000	—
Development and construction of real estate assets	(34,294)	(275,061)

Net cash provided by investing activities	5,492,765	412,092

Financing Activities:
Proceeds from land loans	2,000,000	—
Principal repayments of land loans	(10,020,000)	(800,000)
Payment of loan costs	(139,187)	(146,000)
Offering costs	(119,716)	—
Proceeds from the issuance of common stock and warrants	12,000,000	—

Net cash provided by (used in) financing activities	3,721,097	(946,000)

Net Increase (Decrease) in Cash and Cash Equivalents	6,596,712	(2,598,797)

Cash and Cash Equivalents, Beginning of Period	238,267	3,522,867

Cash and Cash Equivalents, End of Period	$6,834,979	$924,070

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$307,023	$728,035

Cash paid for state taxes	$2,500	$2,862

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:

Redemption of operating partnership units for common shares	$3,268,478	$17,759

Adjustments to non-controlling interest in the operating partnership	$(1,048,209)	$8,767

Reclassification of deferred offering costs to equity	$325,677	$—

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

The Company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. The Company controls the operating partnership as its sole general partner and has a 95.57% and a 74.63% ownership interest in the operating partnership at September 30, 2015 and December 31, 2014, respectively.

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

During the course of the due diligence in connection with the A-III transaction, an error was discovered in the calculation of the 95% gross income test for purposes of its qualification as a real estate investment trust, or REIT, under the Internal Revenue Code for the tax year ended December 31, 2009. Consequently, the Company did not qualify as a REIT for the years ended December 31, 2009 through 2013. The Company’s consolidated financial statements for those periods were prepared based on the assumption that the company was a REIT when it was actually a taxable C corporation.

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

Principles of Consolidation. The accompanying consolidated financial statements include the consolidated accounts of the Company and the operating partnership. All inter-company accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the non-controlling interest of the unitholders in the operating partnership.

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

Real Estate Assets Held For Sale. Real estate assets held for sale are recorded at the lower of their carrying amount or fair value less estimated selling cost. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures – Overall, the Company measures its non-financial assets and liabilities at fair value on a nonrecurring basis. The Company reviews its real estate assets held for sale each reporting period to determine that the carrying amount remains recoverable. If the carrying amount of the real estate asset exceeds the fair value, the asset will be written down by the amount the carrying amount exceeds the fair value. The fair value is determined by an evaluation of appraisals, discounted cash flow analyses, sale price and other applicable valuation techniques.

The Company recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, the Company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of the Company’s assets as of September 30, 2015 and December 31, 2014.

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

Restricted Cash. The Company did not have any restricted cash at September 30, 2015. For the year ended December 31, 2014, restricted cash consisted of interest and property tax reserves held by lenders.

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

Stock Based Compensation. The Company records share-based awards to officers and directors, which have no vesting conditions other than time of service, at the fair value of the award, measured at the date of grant. The fair value stock based grant will be amortized to compensation expense ratably over the requisite service period, which is the vesting period. The Company did not have any stock based compensation for the three and nine months ended September 30, 2015 and 2014.

Income Taxes. The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being realized. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which will require an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term “probable” is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern, including whether management’s plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016. The effective date is the same for both public companies and all other entities. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 and does not believe it will have a material impact on consolidated financial statements.

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

At September 30, 2015, the Company owns the following three land parcels, which are all located in the north Atlanta metropolitan area and are classified as held for sale.

•	North Springs is a 10-acre transit-oriented site located in Sandy Springs that is zoned for mixed-use development. The North Springs property (the “North Springs Land”) is under contract for sale.

•	Bradley Park is a 22-acre site near the GA-400 and Highway 20 interchange, zoned for 154 multifamily apartment units. The Bradley Park property (the “Bradley Park Land”) is under contract for sale.

•	Highway 20 is a 38-acre site located in the City of Cumming in Forsyth County zoned for 210 multifamily apartment units.

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets as held for sale after the following conditions have been satisfied: i) receipt of approval from its board of directors (“Board”) to sell the asset; ii) the initiation of an active program to sell the asset; iii) the asset is available for immediate sale; iv) it is probable that the sale of the asset will be completed within one year and; v) it is unlikely the plan to sell will change. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

Real Estate Assets Held for Sale

The real estate assets held for sale as of September 30, 2015 and December 31, 2014, are as follows:

	Real Estate Assets Held for Sale
	September 30, 2015	December 31, 2014

North Springs Land	$11,000,000	$11,000,000
Bradley Park Land	3,562,031	3,559,538
Highway 20 Land	4,783,423	4,760,000
Northridge Land	—	4,450,811
Total Real Estate Assets Held for Sale	$19,345,454	$23,770,349

North Springs Land. On August 14, 2015, the Company, entered into a sales contract with Maple Multi-Family Land SE, L.P. (“Maple”), pursuant to which the Company agreed to sell the North Springs Land for $12,000,000. The North Springs Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. Maple paid an initial earnest money deposit of $100,000 following execution of the contract. Maple had until October 2, 2015 to complete its initial due diligence and deposit an additional $400,000 of earnest money with the escrow agent to proceed with the purchase. See Note 12 – Subsequent Events for additional details on the transaction. The expected closing date of the sale is December 7, 2015.

Northridge Land. On March 31, 2015, the Company, entered into a sale contract with Vista Acquisitions, LLC, a Georgia limited liability company (“Vista”), pursuant to which the Company agreed to sell the Northridge Land for $5,500,000. The Northridge Land was one of the legacy properties acquired prior to the recapitalization transaction with A-III. The sale of the Northridge Land parcel closed on June 30, 2015 and the Company recognized a gain of $1,022,871.

Bradley Park Land. On January 26, 2015, the Company entered into a contract to sell its Bradley Park Land for $4,178,000 to Bradley Park Apartments, LLC (“BPA”), which is an affiliate of Charles S. Roberts, who is an officer and director of the Company. Under the terms of the sale contract, BPA paid a $10,000 earnest money deposit. BPA had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, BPA elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent.

On July 27, 2015, effective as of July 24, 2015, the Company amended the previously announced sale contract with BPA to extend the closing date to September 28, 2015, which extension was conditioned upon satisfaction of the contingencies specified in the amendment to the sale contract, including the $45,000 release of earnest money from escrow to the Company and the deposit in escrow of an additional $50,000 of earnest money. With said contingencies having been satisfied, BPA exercised its right pursuant to the July 27, 2015 amendment to further extend the closing date to November 12, 2015 by depositing in escrow an additional $25,000. See Note 12 – Subsequent Events for additional details on the transaction.

Liabilities Related to Real Estate Assets Held For Sale

Land Loans. The operating partnership or its wholly owned subsidiary is the borrower and the Company is the guarantor for the loans secured by the Company’s land parcels. The loans were classified in liabilities related to real estate assets held for sale in the consolidated balance sheets at September 30, 2015 and December 31, 2014. In January 2015, the Company used a portion of the proceeds from A-III’s investment to repay mortgage debt outstanding on the three land parcels.

The liabilities related to the real estate assets held for sale at September 30, 2015 and December 31, 2014 are as follows:

	Maturity	Interest Rate	September 30, 2015	December 31, 2014
Land Loans
North Springs	4 /17/15	13.0%	$—	$5,500,000
Highway 20	2 /15/15	5.0%	—	1,770,000
Bradley Park	12 /1/15	LIBOR + 3.5%	2,238,625	2,988,625
Total Land Loans			2,238,625	10,258,625
Other Liabilities			70,224	178,753
Total Liabilities Related to Real Estate Assets Held for Sale			$2,308,849	$10,437,378

(1)	The interest rate for the Bradley Park Land loan was 3.70% and 4.75% at September 30, 2015 and December 31, 2014, respectively. Prior to the August 2015 extension, the Bradley Park Land loan had a LIBOR floor of 4.75%.

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

Bradley Park Land Loan. On December 22, 2014, the Company extended and renewed its Bradley Park Land loan, which extended the maturity date of the loan to July 3, 2015. The Company subsequently extended the maturity date again to September 1, 2015. The extended loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%. On August 10, 2015, in connection with the amendment of the Bradley Park Land sale contract, the Company further extended the maturity date of the loan to December 1, 2015, and eliminated the 4.75% interest rate floor.

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

The scheduled principal payments of all outstanding debt at September 30, 2015 are as follows:

2015	$2,238,625
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Total	$2,238,625

At September 30, 2015, the weighted average interest rate on the Company’s outstanding debt was 3.70%.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the Company’s common stock or as the Company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 7.42% for the nine months ended September 30, 2015 and 19.86% for the year ended December 31, 2014. There were 564,781 units outstanding as of September 30, 2015 and 1,932,638 units outstanding as of December 31, 2014. The non-controlling interest of the unitholders was $1,034,865 at September 30, 2015 and $3,468,972 at December 31, 2014.

Under FASB ASC Topic 810, Consolidation, the Company records non-controlling interest in the operating partnership on its consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in the Company’s consolidated statements of shareholders’ equity. The following table details the components of non-controlling interest related to unitholders in the operating partnership as of September 30, 2015 and December 31, 2014 (see Note 6 – Shareholders’ Equity – Earnings per Share):

	September 30, 2015	December 31, 2014

Beginning balance	$3,468,972	$3,328,791
Net loss attributable to non-controlling interest	(213,838)	(599,874)
Redemptions of non-controlling partnership units	(3,268,478)	(17,759)
Contribution of common shares for non-controlling partnership units	—	730,367
Adjustments to non-controlling interest in the operating partnership	1,048,209	27,447

Ending balance	$1,034,865	$3,468,972

6.	SHAREHOLDERS’ EQUITY

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

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 4 – Non-controlling Interest – Operating Partnership, in the first quarter of 2015, 586,643 OP Units were redeemed for 966,196 shares. In the twelve months ended December 31, 2014, 12,795 OP Units were redeemed for 21,075 shares. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the Company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 4 – Non-controlling Interest – Operating Partnership, in the nine months ended September 30, 2015, no shares were contributed to the operating partnership. For the year ended December 31, 2014, 702,276 shares were contributed to the operating partnership and 426,397 units were issued in exchange for the shares contributed. The contribution was reflected in the accompanying consolidated financial statements based on the closing price of the Company’s stock on the date of contribution.

Restricted Stock. Shareholders of the Company approved and adopted the Company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the Company may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the Compensation Committee of the Company’s Board. There were no shares granted under the Plan for the nine months ended September 30, 2015 and the year ended December 31, 2014. Since the inception of the Plan, 81, 250 shares have been granted all of which were fully vested in 2013.

Treasury Stock. The Company has a stock repurchase plan under which it was authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of September 30, 2015, the Company has authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. As of September 30, 2015 and December 31, 2014 the Company held 72,717 shares of treasury stock with an aggregate cost of $71,332, all of which were acquired prior to 2014. The Company did not repurchase any additional shares for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares used in the Company’s basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss) attributable to common shareholders – basic	$(716,109)	$(592,847)	$(1,653,962)	$(1,857,971)

Income (loss) attributable to non-controlling interest	(33,194)	(146,272)	(213,838)	(460,146)

Net income( loss) – diluted	$(749,303)	$(739,119)	$(1,867,800)	$(2,318,117)

Weighted average common shares – basic	20,068,192	10,064,297	18,608,369	10,057,131

Effect of potential dilutive securities:

Weighted average number of operating partnership units, assuming conversion of all units to shares	930,232	2,483,423	1,492,361	2,490,589

Warrants	—	—	—	—

Weighted average number of shares – diluted(a)	20,998,424	12,547,720	20,100,730	12,547,720

(a)	For the three months ended September 30, 2015, the average share price of the Company’s common stock was below the exercise price of the warrants. Therefore, the warrants were excluded from the earnings per share calculation. For the nine months ended September 30, 2015, while the average share price was in excess of the exercise price of the warrants, due to the loss for the period the incremental shares related to the warrants were excluded because the effect would be antidilutive.

7.	INCOME TAXES

The Company prepared the provision following the guidance of FASB ASC 740 Income Taxes, using the estimated annual effective tax rate applied to the operating results of the Company as of September 30, 2015. This rate does not include items related to significant unusual or extraordinary items that would be required to be separately reported or reported net of their related tax effect in the consolidated financial statements. At the end of each interim period the Company makes its best estimate of the effective tax rate expected to be applicable for the full year. There were no discrete items during this quarter; therefore the effective rate was the same rate that was used for the year ended December 31, 2014. The consolidated effective tax rate for continuing operations was zero in both the three and nine months ended September 30, 2015 and 2014. In addition, the Company had a taxable loss in each of the three and nine months ended September 30, 2015 and 2014 and, accordingly, did not have an income tax liability in either of those periods.

8.	FAIR VALUE MEASUREMENTS

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company measures and/or discloses the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels:

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

The Company held no financial assets or liabilities required to be measured at fair value on a recurring or nonrecurring basis as of September 30, 2015 and December 31, 2014.

9.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in a single business segment, which is land located in the north Atlanta metropolitan area during the three and nine months ended September 30, 2015 and 2014.

10.	RELATED PARTY TRANSACTIONS

Management Agreement. In connection with the recapitalization transactions with A-III, on January 30, 2015, the Company entered into a management agreement (the “Management Agreement”) with A-III Manager LLC (the “Manager”), which is a wholly-owned subsidiary of A-III, among other things, to provide for the day-to-day management of the Company by the Manager, including investment activities and operations of the Company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of the Company and all of its subsidiaries in conformity with the Company’s investment guidelines and other policies that are approved and monitored by the Board.

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

For purposes of the Management Agreement, “Incentive Fee” means an incentive fee, calculated and payable after each fiscal quarter, in an amount (greater than zero) equal to (i) the product of (A) 20% and (B) the excess, if any, of (1) the Company’s Adjusted Net Income (described below) for such fiscal quarter and the immediately preceding three fiscal quarters over (2) the Hurdle Amount (described below) for such four fiscal quarters, less (ii) the sum of the Incentive Fees already paid or payable for each of the three fiscal quarters preceding that fiscal quarter. Any adjustment to the Incentive Fee calculation proposed by the Manager will be subject to the approval of a majority of the independent directors.

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

For the three and nine months ended September 30, 2015, the Company incurred a base management fee of $102,356 and $279,721 which was classified in management fee, affiliates in the consolidated statements of operations. In addition to the base management fee, the Company was required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager in the amount of $136,363 and $363,636, which is recorded in allocated salaries and other compensation, affiliate in the consolidated statements of operations, for the three and nine months ended September 30, 2015. At September 30, 2015 the unpaid portion of the base management fee and the reimbursable expenses in the amount of $238,719 were recorded in due to affiliates in the consolidated balance sheets.

For the nine months ended September 30, 2015, the Manager paid professional fees on behalf of the Company in the amount of $50,000, which was reimbursed to the Manager in July 2015.

Transactions with Roberts Properties, Inc. and Roberts Properties Construction (the “Roberts Companies”) and its Affiliates

Prior to the closing of the A-III transaction on January 30, 2015, the Company entered into contractual commitments in the normal course of business with the Roberts Companies. The contracts between the Company and the Roberts Companies were related to the development and construction of real estate assets, and from time to time, the acquisition or disposition of real estate. In connection with the transaction with A-III, all agreements and arrangements between the Company and the Roberts Companies and its affiliates were terminated, except for those arrangements and agreements outlined below. Under the agreements and arrangements with the Roberts Companies that were terminated, the Company paid $0 and $105,000 during the nine months ended September 30, 2015 and 2014, respectively.

Reimbursement Arrangement for Consulting Services. The Company entered into a reimbursement arrangement for services provided by the Roberts Companies, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, the Company reimburses the Roberts Companies for the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to the Company. Under this arrangement, for the three months ended September 30, 2015 and 2014, the Company incurred costs with Roberts Properties, Inc. of $16,961 and $107,277, respectively, and for the nine months ended September 30, 2015 and 2014, the Company incurred costs with Roberts Properties, Inc. of $113,484 and $389,453, respectively. These costs are recorded in general and administrative expenses in the consolidated statements of operations. Roberts Properties, Inc. also received cost reimbursements in the amount of $0 and $12,340 and $5,845 and $35,845 for the three and nine months ended September 30, 2015 and 2014, respectively, for the Company’s operating costs and other related expenses paid by Roberts Properties, Inc. At September 30, 2015 the unpaid portion of these costs in the amount of $1,215 is recorded in due to affiliates and $2,524 is recorded in liabilities related to real estate assets held for sale in the consolidated balance sheets.

Additionally, at the request of the Company, Roberts Properties Construction performed other consulting services related to the Company’s land parcels. Roberts Construction received cost reimbursements of $383 and $86,206 and $2,104 and $225,731 for the three and nine months ended September 30, 2015 and 2014, respectively, which is recorded in general and administrative expenses in the consolidated statements of operations.

For a period of 180 days after the closing of the recapitalization transaction with A-III, the Company had the right to request the reasonable assistance of employees of Roberts Properties, Inc. with respect to transition issues and questions relating to the Company’s properties and operations. This 180 day period terminated July 30, 2015. The employees of Roberts Properties, Inc. continued to provide limited services with respect to transition issues from July 30, 2015 through September 30, 2015. Consistent with the expired arrangement for transition services, the cost for these services were reimbursed in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided such services to the Company. Under Mr. Robert’s Employment Agreement, Mr. Roberts has agreed to supervise the disposition of the legacy properties. Affiliates of Mr. Roberts may provide services to us in connection with the sale of such properties. The fees and costs we pay for such services will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement.

Sale of Bradley Park Land. The Company entered into a contract to sell its Bradley Park Land to BPA, which is an affiliate of Charles Roberts, who is an officer and director of the Company. The Company’s Audit Committee in existence prior to the A-III transaction approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The Company’s Board in existence prior to the A-III transaction also approved the transaction in accordance with its Code of Business Conduct and Ethics. See Note 4 for details of the transaction.

Sublease of Office Space. On February 19, 2014, the Company entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Charles Roberts. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, the Company negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. The Company has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The Company paid a security deposit of $20,577 upon the execution of the lease and has paid $7,836 and $7,495 and $23,167 and $16,989 in rent for the three and nine months ended September 30, 2015 and 2014, which are recorded in general and administrative expenses in the statements of operations.

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

As a result of the mergers of various predecessor limited partnerships into the operating partnership, the former partners of those predecessor limited partnerships received operating partnership units. Holders of units have the right to require the operating partnership to redeem their units for shares, subject to certain conditions. Upon submittal of units for redemption, the operating partnership will have the option either (a) to pay cash for those units at their fair market value, which will be based upon the then current trading price of the shares, or (b) to acquire those units in exchange for shares (on a 1.647-for-one basis). The Company has adopted a policy that it will issue shares in exchange for all future units submitted for redemption. At September 30, 2015, there were 564,781 units outstanding that could be exchanged for 930,232 shares, subject to certain conditions.

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

North Springs Land Sale Contract. On October 2, 2015, Maple completed its initial due diligence and deposited an additional $400,000 of earnest money with the escrow agent. On October 12, 2015 (effective as of October 9, 2015), the Company amended the North Springs Land sale contract with Maple, which extended, to October 30, 2015, the date upon which Maple could terminate the sale contract solely due to its inability to obtain site plan approval from the City of Sandy Springs. Maple received site plan approval from the City of Sandy Springs and the site plan approval contingency under the sale contract has been satisfied. The anticipated closing date of the sale is December 7, 2015.

Restricted Stock. On October 12, 2015, based on the recommendation of the Compensation Committee of the Board of Directors, the Board approved a restricted stock grant of 260,000 shares of common stock to the independent directors and certain officers of the Company. The restricted stock was awarded pursuant to our 2006 Restricted Stock Plan, as amended. The Company’s independent directors were each awarded 20,000 shares of restricted common stock, which will vest on January 30, 2016. Certain of the Company’s officers were awarded an aggregate of 180,000 shares of restricted common stock, which will vest in equal one-third installments on January 30, 2016, October 12, 2016 and October 12, 2017. The vesting of the awards for the independent directors and officers is subject to continued service through each of the vesting periods.

Bradley Park Land Sale Contract. On November 11, 2015, the closing date was further extended to November 17, 2015.

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

As a result of the transaction, A-III is now the largest shareholder of our Company, owning as of September 30, 2015 approximately 42% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into our Company’s common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our Company is now externally managed by A-III Manager LLC (our “Manager”), which is a wholly-owned subsidiary of A-III, pursuant to a Management Agreement between our Company and the Manager that was executed at the closing on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of our Company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as our Company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is responsible for overseeing the sale of our four legacy land parcels owned at January 30, 2015.

On June 30, 2015, we closed the sale of one of the four legacy land parcels, for $5,500,000. We currently own three tracts of land totaling 70 acres that are held for sale, including a 22-acre tract and a 10 acre tract that are currently under contracts to be sold, all of which were acquired prior to the recapitalization transaction with A-III. Our current focus is on selling the remaining legacy properties. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP, which either directly or through one of its subsidiaries owns all of our legacy properties that are held for sale and will own any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our Company is the sole general partner of our operating partnership and, as of September 30, 2015, owned a 95.57% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

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

Legacy Property Sales

On August 14, 2015, we entered into a sale contract with Maple, pursuant to which we agreed to sell the North Springs Land for $12,000,000. The North Springs Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. Maple paid an initial earnest money deposit of $100,000 following execution of the contract. Maple had until October 2, 2015 to complete its initial due diligence and elect whether to proceed with the purchase. On October 2, 2015, Maple completed its initial due diligence and deposited an additional $400,000 of earnest money with the escrow agent. On October 12, 2015 (effective as of October 9, 2015), we amended the North Springs Land sale contract with Maple, which extended, to October 30, 2015, the date upon which Maple could terminate the sale contract solely due to its inability to obtain site plan approval from the City of Sandy Springs. Maple received site plan approval from the City of Sandy Springs and the site plan approval contingency under the sale contract has been satisfied. The anticipated closing date of the sale is December 7, 2015.

On March 31, 2015, we entered into a sale contract with Vista pursuant to which we agreed to sell the Northridge Land for $5,500,000. The Northridge Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. Vista paid an initial earnest money deposit of $50,000 following execution of the contract. Vista had 30 days from the execution date to inspect the Northridge Land and elect whether to proceed with the purchase. On April 30, 2015, Vista elected to proceed with the purchase and deposited an additional $250,000 of earnest money with the escrow agent. The sale of the Northridge Land closed on June 30, 2015 and we recognized a gain of $1,022,871.

On January 26, 2015, we entered into a contract to sell our Bradley Park Land for $4,178,000 to BPA, which is an affiliate of Charles S. Roberts, who is an officer and director of our Company. Under the terms of the sale contract, BPA paid a $10,000 earnest money deposit. BPA had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, BPA elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent.

On July 27, 2015, effective as of July 24, 2015, we amended the previously announced sale contract with BPA to extend the closing date to September 28, 2015, which extension was conditioned upon satisfaction of the contingencies specified in the amendment to the sale contract, including the $45,000 release of earnest money deposits from escrow to us and the deposit in escrow of an additional $50,000 of earnest money. With said contingencies having been satisfied, BPA exercised its right pursuant to the July 27, 2015 amendment to further extend the closing date to November 12, 2015 by depositing in escrow an additional $25,000. On November 11, 2015, the closing date was further extended to November 17, 2015.

In connection with the July modification of the Bradley Park Land sale contract, discussed in the preceding paragraph, on August 10, 2015, we modified the Bradley Park Land loan which extended the maturity date to December 1, 2015 and eliminated the 4.75% interest rate floor.

Critical Accounting Policies and Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2014 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. There have been no changes to these accounting policies for the nine months ended September 30, 2015.

Recent Accounting Pronouncements

We prepare our financial statements in accordance with GAAP. See Recent Accounting Pronouncements in Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the notes to the unaudited consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of the three months ended September 30, 2015 to 2014

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)

Total Revenues	$157	$380	$(223)

Expenses:
Property, insurance and other expenses	8,714	10,929	(2,215)
Real estate taxes	12,111	25,896	(13,785)
Management fees, affiliate	102,356	—	102,356
Allocated salaries and other compensation, affiliate	136,363	—	136,363
Interest expense	9,482	300,272	(290,790)
General and administrative expenses	480,434	596,115	(115,681)
Depreciation expense	—	1,386	(1,386)

Total expenses	749,460	934,598	(185,138)

Loss From Continuing Operations	(749,303)	(934,218)	184,915

Gain on sale of assets	—	195,099	(195,099)

Net Loss	$(749,303)	$(739,119)	$(10,184)

Loss from continuing operations decreased by $184,915 in the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. This decrease was the result of a decrease of $185,138 in expenses coupled with a decrease of $223 in total revenues. We explain the major variances between the three months ended September 2015 and 2014 below.

Property, insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses decreased by $2,215, primarily resulting from the decrease in operating costs related to the sales of the Northridge Land, which closed on June 30, 2015 and the John Creek commercial site, which closed on July 17, 2014. This decrease was partially offset by higher insurance costs in 2015.

Real estate taxes decreased by $13,785, primarily resulting from the sales of the Northridge Land, which closed on June 30, 2015 and the John Creek commercial site, which closed on July 17, 2014.

Management fees, affiliate, increased $102,356, primarily resulting from the new Management Agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015, when we became an externally-managed company. The base management fee is equal to 1.50% per annum of our equity (as defined in the Management Agreement), calculated and payable quarterly in arrears in cash.

Allocated salaries and other compensation, affiliate, increased $136,363, primarily resulting from the new Management Agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015. Pursuant to the Management Agreement we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us. Under the Management Agreement the reimbursement cannot exceed $500,000 for the first year of A-III’s management. The Compensation Committee of our Board determined, with our Manager’s consent, to apply the $500,000 limit on this reimbursement to the 2015 fiscal year. For the three months ended September 30, 2015, we incurred $136,363 of such costs.

Interest expense decreased $290,790, primarily resulting from the payoff of the North Springs and Highway 20 land loans with a portion of the proceeds from the closing of our transaction with A-III on January 30, 2015. In addition, the August 10, 2015 extension of the Bradley Park land loan, which eliminated the LIBOR floor of 4.75%, resulted in a further reduction of our interest expense in 2015.

General and administrative expenses decreased $115,681, primarily resulting from a decrease in related party consulting fees to the Roberts Companies and a decrease in legal fees. The majority of the legal fees in 2014 related to the recapitalization transaction with A-III. These decreases were partially offset by an increase in director fees due to a new compensation structure, approved by the Compensation Committee of our Board, outsourced accounting fees, an increase in directors and officers insurance premiums, as well as current year audit and tax fees.

Depreciation expense decreased by $1,386, primarily from us fully depreciating certain furniture, fixtures and equipment that are no longer in use.

Gain on sale of assets decreased by $195,099, primarily resulting from the gain on sale of $195,099 recognized from the sale of the John Creek commercial site, which closed on July 17, 2014. There were no sales in the three month period ending September 30, 2015.

Comparison of the nine months ended September 30, 2015 to 2014

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)

Total Revenues	$432	$7,156	$(6,724)

Expenses:
Property, insurance and other expenses	33,846	21,810	12,036
Real estate taxes	60,197	72,441	(12,244)
Management fees, affiliate	279,721	—	279,721
Allocated salaries and other compensation, affiliate	363,636	—	363,636
Interest expense	398,830	894,045	(495,215)
General and administrative expenses	1,741,219	1,533,206	208,013
Depreciation expense	13,654	2,767	10,887

Total expenses	2,891,103	2,524,269	366,834

Loss From Continuing Operations	(2,890,671)	(2,517,113)	373,558

Gain on sale of assets	1,022,871	198,996	823,875

Net Loss	$(1,867,800)	$(2,318,117)	$(450,317)

Loss from continuing operations increased by $373,558 in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. This increase was the result of an increase of $366,834 in expenses coupled with a decrease of $6,724 in total revenues. We explain the major variances between the nine months ended September 2015 and 2014 below.

Property, insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses increased by $12,036, primarily resulting from increased insurance costs in 2015. The increase was partially offset by a decrease in operating costs related to the sales of the Northridge Land, which closed on June 30, 2015, and the John Creek commercial site, which closed July 17, 2014.

Real estate taxes decreased by $12,244, primarily resulting from the sales of the Northridge Land, which closed on June 30, 2015, and the John Creek commercial site, which closed on July 17, 2014.

Management fees, affiliate, increased $279,721, primarily resulting from the new Management Agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015, when we became an externally-managed company.

Allocated salaries and other compensation, affiliate, increased $363,636, primarily resulting from the new Management Agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015, as described above. For the nine months ended September 30, 2015 we incurred $363,636 of such costs.

Interest expense decreased $495,215, primarily as a result of the payoff of the North Springs and Highway 20 land loans with a portion of the proceeds from the closing of our transaction with A-III on January 30, 2015. In addition, the August 10, 2015 extension of the Bradley Park Land loan, which eliminated the LIBOR floor of 4.75%, resulted in a further reduction of our interest expense in 2015.

General and administrative expenses increased $208,013, primarily resulting from an increase in director fees due to termination payments paid to members of our Board who resigned in connection with the A-III transaction and the new compensation structure to our board members, approved by the Compensation Committee of our Board. In addition, there was an increase in outsourced accounting fees, some of which related to previous restatements, and current year audit and tax fees as well as directors and officers insurance premiums.

Depreciation expense increased $10,887, primarily from us fully depreciating certain furniture, fixtures and equipment that are no longer in use.

Gain on sale of assets increased by $823,875, primarily resulting from the gain on sale of $1,022,871 recognized from the sale of the Northridge Land, which closed on June 30, 2015. In 2014, we recognized a gain on sale of $195,099 from the sale of the John Creek commercial site, which closed on July 17, 2014 and $3,897 related to the sale of furniture, fixtures and equipment.

 Liquidity and Capital Resources

Overview

We require capital to fund our operating activities and repay our maturing outstanding debt. Our capital sources will include proceeds from the sale of our legacy real estate assets and the remaining portion of the $12,000,000 proceeds from our private offering with A-III, which closed in January 2015.

As of September 30, 2015, we had one loan with an aggregate outstanding principal balance of $2,238,625 that was scheduled to mature on September 1, 2015. On August 10, 2015, we entered into a loan modification agreement which eliminated the 4.75% interest rate floor and extended the maturity date of the loan to December 1, 2015. The loan is secured by the Bradley Park Land, which is currently under contract to be sold for $4,178,000.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses and interest on our debt. At September 30, 2015, we had a cash balance of $6,834,979, which includes the net cash proceeds of approximately $5,465,000 from the sale of the Northridge Land that closed on June 30, 2015. We are currently using our cash balance to meet our short-term liquidity requirements, including general and administrative expenses, interest on our debt, and funding the carrying costs of our remaining three land parcels.

Our primary sources of funds for liquidity going forward will consist of proceeds from the sale of our remaining three legacy properties of which two are under contract to be sold and/or mortgage debt on our legacy properties. Our potential equity sources, depending on market conditions, consist of proceeds from capital market transactions (public and/or private) including the issuance of common, convertible and/or preferred equity securities.

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

Cash flows

The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
Cash flow provided by (used in)
Operating activities	$(2,617,150)	$(2,064,889)
Investing activities	5,492,765	412,092
Financing activities	3,721,097	(946,000)
Net increase (decrease) in cash and cash equivalents	$6,596,712	$(2,598,797)

Nine Months Ended September 30, 2015 Compared to September 30, 2014

Net cash used in operating activities increased $552,261, primarily resulting from an increase in expenditures for the period and decrease in revenues, which increased our loss from continuing operations by $373,558.

Net cash provided by investing activities increased $5,080,673, primarily resulting from the sale of the Northridge Land for $5,500,000, which closed on June 30, 2015.

Net cash provided by financing activities increased by $4,667,097 from net cash used in financing activities of $946,000 in 2014, primarily resulting from the $12,000,000 cash proceeds attributable to the closing of the A-III transaction, resulting in the purchase of 8,450,704 shares of our common stock and the $2,000,000 cash proceeds from the Northridge Land loan. The increase was partially offset by the principal repayments of $10,020,000 of our land loans.

Capitalization

Common Stock and Operating Partnership Units

As of September 30, 2015, we had 20,068,192 shares of common stock outstanding and 564,781 OP Units that could be exchanged for 930,232 shares of common stock, which are held by persons other than us.

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

Restricted Stock

On October 12, 2015, based on the recommendation of our Compensation Committee of the Board, the Board approved a restricted stock grant of 260,000 shares of common stock to our independent directors and certain of our officers. The restricted stock was awarded pursuant to our 2006 Restricted Stock Plan, as amended. Each of our four independent directors was each awarded 20,000 shares of restricted common stock, which will vest on January 30, 2016. Certain of our officers were awarded an aggregate of 180,000 shares of restricted common stock, which will vest in equal one-third installments on January 30, 2016, October 12, 2016 and October 12, 2017. The vesting of the awards for the independent directors and officers is subject to continued service through each of the vesting periods.

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments due under existing contractual obligations as of September 30, 2015:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Bradley Park Land loan	$2,238,625	$2,238,625	$—	$—	$—
Interest expense(1)	14,039	14,039	—	—	—
Allocated salaries and other compensation, affiliates(2)	2,272,727	272,727	1,000,000	1,000,000	—

Total	$4,525,391	$2,525,391	$1,000,000	$1,000,000	$—

(1)  On August 10, 2015, in connection with the amendment of the Bradley Park Land sale contract, we further extended the maturity date of the loan to December 1, 2015, and eliminated the 4.75% interest rate floor. The extended loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate. The interest expense is based on the interest rate at September 30, 2015 of 3.7%

(2) We are required to reimburse our manager for salaries and other compensation costs up to $500,000 for the year ended December 31, 2015. The amount may change in future periods at the discretion of our Compensation Committee. The estimated cash payments are based on $500,000 per year for the 5 year initial term of the Management Agreement.

The table above only includes the allocated salaries and other compensation due under our Management Agreement and does not include the base management fee, incentive fee, property management fee, acquisition fee and disposition fee as such obligations, discussed below, do not have fixed and determinable payments. See Note 9 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our obligations pursuant to the Management Agreement.

Management Agreement

In connection with the recapitalization transactions with A-III, on January 30, 2015, we entered into a Management Agreement with our Manager, which is a wholly-owned subsidiary of A-III, to among other things, provide for the day-to-day management of our Company by the Manager, including investment activities and operations of our Company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of our Company and all of its subsidiaries in conformity with our investment guidelines and other policies that are approved and monitored by the Board.

For the services to be provided by the Manager, we are required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of our Equity (as defined see Note 10), calculated and payable quarterly in arrears in cash;

•	a property management fee equal to 4.0% of the gross rental receipts received by us or our subsidiaries’ properties, calculated and payable monthly in arrears in cash;

•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by us or any of our subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;

•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by us or any of our subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee does not apply to the sale of the four legacy land parcels that we owned at January 30, 2015); and

•	an incentive fee (as described below) based on the our “Adjusted Net Income” (as defined see Note 10) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined in Note 9), calculated and payable in arrears in cash on a rolling quarterly basis.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of September 30, 2015, to provide assurance that the information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

We have enhanced our internal control over financial reporting during the nine months ended September 30, 2015 by the addition of financial reporting and accounting personnel and the increase of financial and other resources resulting from the change in control transaction with A-III Investment Partners LLC. We believe these changes will remediate our internal control material weakness over financial reporting from prior reporting periods.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS.

The Company, the operating partnership and our properties are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

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

Bradley Park Sales Contract

On November 11, 2015, we further amended the previously announced sale contract with Bradley Park Apartments, LLC to extend the closing date to November 17, 2015. The Bradley Park Land Parcel is one of the four legacy properties that were acquired prior to the recapitalization transaction with A-III Investment Partners LLC. As described in this Quarterly Report we are in the process of selling our legacy properties.

ITEM 6.	EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this Form 10-Q.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. [Incorporated by reference to Exhibit 3.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.]
3.2	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K, dated February 4, 2008.]

10.1	Loan Agreement, dated January 13, 2015 by and between Northridge Parkway, LLC (a wholly owned subsidiary), Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 20, 2015.]

10.2	Promissory Note in the principal amount of $2,000,000 dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K, dated January 20, 2015.]

10.3	Deed to Secure Debt, Security Agreement and Fixture Filing, dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K, dated January 20, 2015.]

10.4	Guaranty, dated January 13, 2015 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K, dated January 20, 2015.]

10.5	First Modification Agreement of Note and Security Deed, dated January 15, 2015 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 20, 2015.]

10.6	Sale Contract, dated January 26, 2015 by and between Roberts Properties Residential, L.P. and Bradley Park Apartments, LLC. (Bradley Park Land). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated January 30, 2015.]

10.7	Management Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P. and A-III Manager LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated February 2, 2015.]

10.8	Governance and Voting Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K, dated February 2, 2015.]

10.9	Employment Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and Charles S. Roberts. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K, dated February 2, 2015.]

10.10	Registration Rights Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K, dated February 2, 2015.]

10.11	Tax Protection Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., A-III Investment Partners LLC and A-III Manager LLC. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K, dated February 2, 2015.]
10.12	Warrant Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K, dated February 2, 2015.]

Exhibit No.	Description of Exhibit

10.13	Resignation and Release Letter of John Davis, dated January 30, 2015. [Incorporated by reference to Exhibit 10.7 in our current report on Form 8-K, dated February 2, 2015.]

10.14	Resignation and Release Letter of Charles Elliott, dated January 30, 2015. [Incorporated by reference to Exhibit 10.8 in our current report on Form 8-K, dated February 2, 2015.]

10.15	Resignation and Release Letter of Weldon Humphries, dated January 30, 2015. [Incorporated by reference to Exhibit 10.9 in our current report on Form 8-K, dated February 2, 2015.]

10.16	Resignation and Release Letter of Wm. Jarrell Jones, dated January 30, 2015. [Incorporated by reference to Exhibit 10.10 in our current report on Form 8-K, dated February 2, 2015.]

10.17	Resignation and Release Letter of Charles S. Roberts, dated January 30, 2015. [Incorporated by reference to Exhibit 10.11 in our current report on Form 8-K, dated February 2, 2015.]

10.18	Resignation and Release Letter of Anthony Shurtz, dated January 30, 2015. [Incorporated by reference to Exhibit 10.12 in our current report on Form 8-K, dated February 2, 2015.]

10.19	Sale Contract dated March 31, 2015, by and between Northridge Parkway, LLC, a Georgia limited liability company, and Vista Acquisitions, LLC, a Georgia limited liability company. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated April 2, 2015.]

10.20	First Amendment to Sale Contract, dated July 27, 2015, effective as of July 24, 2015, by and between ACRE Realty LP and Bradley Park Apartments, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated July 29, 2015.]

10.21

First Amendment to Sale Contract dated August 14, 2015, effective as of October 9, 2015, by and between ACRE Realty LP and Maple Multi-Family Land SE, L.P., a Delaware limited partnership. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated October 14, 2015.]

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward Gellert pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2	Certification of Mark E. Chertok pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following financial statements from ACRE Realty Investor Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Consolidated Financial Statements.*

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

Date: November 12, 2015

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

	By:	/s/ Mark E. Chertok
Mark E. Chertok, Chief Financial Officer (the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)

