Form 10-K
period 2015-12-31
ACRE REALTY INVESTORS INC
filed 2016-03-15
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No.  )

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-13183

ACRE Realty Investors Inc.
(fka Roberts Realty Investors, Inc.)
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2122873 (I.R.S. Employer Identification No.)
c/o Avenue Capital Group 399 Park Avenue, 6th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)

212-878-3504
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NYSE MKT

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

Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,635,314 based on the closing sale price of $1.45 per share as reported on the NYSE MKT exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 11, 2016
Common Stock, $.01 par value per share	20,113,992 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None	N/A

EXPLANATORY NOTE

Background

This Annual Report on Form 10-K (this “Form 10-K”) is presented for the year ended December 31, 2015 and contains audited historical consolidated financial statements for the 2015 and 2014 fiscal years. Our principal executive officer and principal financial officer were not affiliated with the registrant prior to January 30, 2015.

Previously Announced Restatements of Financial Statements

As previously announced on February 17, 2015, we filed with the SEC (i) amendments to our Annual Report on Form 10-K for the 2013 fiscal year and amendments to our Quarterly Reports on Form 10-Q for the first and second quarters of 2014 containing restated consolidated financial statements for those periods and for the comparative periods from the prior years in order to reflect the fact that the company did not qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”) during the periods presented and (ii) our Quarterly Report on Form 10-Q for the third quarter of 2014.

The information presented in the Form 10-Q for the third quarter of 2014 includes our unaudited historical financial statements for the quarter ended September 30, 2014 after giving effect to the restatements described above.

References to the Registrant

On January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc. and the registrant’s operating partnership changed its name from Roberts Properties Residential, L.P. to ACRE Realty LP. Given that this Form 10-K relates to the year ended December 31, 2015, after the name change occurred, this Form 10-K, including the exhibits, will contain references to our company and its operating partnership under the new names. We refer to the registrant elsewhere in this Form 10-K (unless the context indicates otherwise) as “we,” “us,” “our,” “the company,” and “our company.” Those references also encompass our subsidiary, ACRE Realty LP (formerly known as Roberts Properties Residential, L.P.), which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to the operating partnership only.

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

On January 30, 2015, the company and A-III Investment Partners LLC (“A-III”), a joint venture between affiliates of Avenue Capital Group and C-III Capital Partners LLC, which is controlled by Island Capital Group LLC, closed a series of transactions that recapitalized our company and resulted in a change in control of our company. At the closing, A-III purchased 8,450,704 shares of our company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and our company issued to A-III warrants to purchase up to an additional 26,760,563 shares of our company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our company’s four (4) land parcels owned on January 30, 2015 (the “legacy properties”), which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness as discussed further below.

Immediately after the closing, our company’s name was changed to ACRE Realty Investors Inc., and the name of our operating partnership was changed to ACRE Realty LP. On February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is now the largest shareholder of our company, owning as of December 31, 2015 approximately 42% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into our company’s common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our company is now externally managed by A-III Manager LLC (our “Manager”), which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of our company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as our company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is responsible for overseeing the sale of the legacy properties.

We currently own one remaining legacy property, a tract of land totaling 38 acres that is held for sale as of December 31, 2015. Our current focus is on selling the remaining legacy property. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP, which owns the remaining legacy property that is held for sale and will own, either directly or indirectly through subsidiaries or joint ventures, any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of December 31, 2015, owned a 95.66% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

Under the agreement of limited partnership of our operating partnership, unitholders generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either (a) 1.647 shares for each unit submitted for redemption (which we refer to as the “Conversion Factor”), or (b) cash for those units at their fair market value, based upon the then current trading price of the shares. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash, in exchange for units submitted for redemption. On December 28, 2015, our Board of Directors formally adopted a policy whereby we shall only issue shares of our common stock for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement.

Whenever we issue and sell shares of our common stock, we are obligated to contribute the net proceeds from that issuance and sale to the operating partnership and the operating partnership is obligated to issue units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners.

Legacy Property Sales

On March 31, 2015, we entered into a sale contract with Vista Acquisitions, LLC (“Vista”) pursuant to which we agreed to sell the Northridge Land for $5,500,000. The Northridge Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. Vista paid an initial earnest money deposit of $50,000 following execution of the contract. Vista had 30 days from the execution date to inspect the Northridge Land and elect whether to proceed with the purchase. On April 30, 2015, Vista elected to proceed with the purchase and deposited an additional $250,000 of earnest money with the escrow agent. The sale of the Northridge Land closed on June 30, 2015 and we recognized a gain of $1,022,871.

On January 26, 2015, we entered into a contract to sell our Bradley Park Land for $4,178,000 to Bradley Park Apartments, LLC (“BPA”), which is an affiliate of Charles S. Roberts, who is an officer and director of our company. Under the terms of the sale contract, BPA paid a $10,000 earnest money deposit. BPA had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, BPA elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent. On July 27, 2015, effective as of July 24, 2015, we amended the previously announced sale contract with BPA to extend the closing date to September 28, 2015, which extension was conditioned upon satisfaction of the contingencies specified in the amendment to the sale contract, including the release of $45,000 of earnest money deposits from escrow to us and the deposit in escrow of an additional $50,000 of earnest money. With said contingencies having been satisfied, BPA exercised its right pursuant to the July 27, 2015 amendment to further extend the closing date to November 12, 2015 by depositing in escrow an additional $25,000. On November 11, 2015, we amended the previously announced sale contract to extend the closing date from November 12, 2015 to November 17, 2015. This was followed by a November 17, 2015 amendment extending the closing date further to November 30, 2015. On November 30, 2015, we amended the previously amended sale contract again, to further extend the closing date to any business day on or before December 8, 2015, which extension was conditioned on satisfaction of the contingencies specified in the amendment to the sale contract, including the release of $75,000 of earnest money from escrow to us and Bradley Park’s deposit in escrow of an additional $111,000 of non-refundable earnest money, which amounts were deposited on November 30, 2015. As a material inducement to our execution of the aforementioned amendment, on November 30, 2015, Charles S. Roberts, Executive Vice President and Director of the company and an affiliate of Bradley Park, signed a general release and covenant not to sue in favor of the company and its affiliates. The sale of the Bradley Park Land closed on December 4, 2015 and we recognized a gain of $579,304. In connection with the closing of the Bradley Park Land sale, the Bradley Park Land loan was paid in full.

On August 14, 2015, we entered into a contract to sell our North Springs Land for $12,000,000 to Maple Multi-Family Land, SE, L.P. (“Maple”) by December 7, 2015. Under the terms of the sale contract, Maple paid a $100,000 earnest money deposit. Maple had 60 days to inspect the property and elect to proceed with the purchase. On October 2, 2015, Maple elected to proceed with the purchase and deposited an additional $400,000 of earnest money with the escrow agent. On October 9, 2015, we amended the previously announced sale contract with Maple to extend the time for site plan approval. On November 19, 2015, we amended the previously amended sale contract with Maple to extend the closing date to December 17, 2015, which extension was conditioned upon satisfaction of the contingency specified in the amendment to the sale contract, including the deposit in escrow of an additional $150,000 of earnest money. The sale of the North Springs Land closed on December 17, 2015 and we recognized a gain of $967,450.

Manager

In connection with our recapitalization transactions with A-III, on January 30, 2015, our company, our operating partnership, and the Manager entered into a management agreement, among other things, to provide for the day-to-day management of our company by the Manager, including investment activities and operations of our company and its properties. The management agreement requires the Manager to manage and administer the business activities and day-to-day operations of our company and its subsidiaries in conformity with our company’s investment guidelines and other policies that are approved and monitored by our Board of Directors (“Board”). These investment guidelines and other policies may be modified and supplemented from time to time pursuant to approval by a majority of the Board (which must include a majority of the independent directors) and the Manager’s investment committee.

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

Because we are externally managed by the Manager, we have no employees of our own, other than Charles S. Roberts, our Executive Vice President. Each of our officers, other than Mr. Roberts and our Chief Financial Officer, Mark Chertok, who is an employee of FTI Consulting, Inc., is an employee of the Manager or another affiliate of A-III.

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

Segment Information

We currently have one reportable operating segment: the land segment consisting of a single tract of land, including cash and cash equivalents, other assets and general and administrative expenses.

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

We have incurred and may again in the future incur debt that bears interest at a variable rate. Accordingly, increases in interest rates could increase our interest costs, which could materially and adversely affect our results of operations and our ability to pay amounts due on our debt and to pay future distributions to our investors.

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

We hold undeveloped land that we intend to sell. Real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate. We may be unable to sell our remaining legacy property at a price that we believe reflects its true value. If we are unable to sell this legacy property at a price that we believe reflects its true value, we may either be forced to hold the parcel for longer than we would like or to sell it at a price that is lower than we would like. In addition, carrying costs can be significant and can result in losses.

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

We face substantial competition.

Our remaining legacy property is located in a developed area where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The substantial number of competitive properties and real estate companies in our market areas could have a material adverse effect on our ability to sell our remaining legacy property. In addition, properties we acquire in the future will also likely face competition for tenants. These factors could materially and adversely affect the value of our real estate portfolio, our results of operations, our ability to pay amounts due on our mortgage debt, and our ability to pay distributions to our investors.

Changes in market or economic conditions may affect our business negatively.

General economic conditions and other factors beyond our control may adversely affect real property income and capital appreciation.

Losses from natural catastrophes may exceed our insurance coverage.

We carry what we believe to be customary insurance on our properties in amounts and types that we believe are commercially reasonable for the types of properties we hold. We intend to obtain commercially reasonable types and amounts of insurance coverage for properties we acquire in the future. For income producing commercial properties we may acquire in the future, we expect to obtain comprehensive liability, fire, flood, extended coverage, and rental loss insurance with policy specifications, insured limits and deductibles that we believe are customary and prudent for similar properties. Nevertheless, some losses of a catastrophic nature, such as losses from floods or high winds, may be subject to limitations. We may not be able to maintain our insurance at a reasonable cost or in sufficient amounts to protect us against potential losses. Further, our insurance costs could increase in future periods. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value of the lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical to use insurance proceeds to replace a damaged or destroyed property.

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

If we enter into joint ventures or joint ownership of properties; our ability to control those joint ventures and partial interests may be limited.

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

Termination of our management agreement without cause, including termination for poor performance or non-renewal, is subject to several conditions which may make such a termination difficult and costly. The management agreement has a current term that expires on January 30, 2020, and will be automatically renewed for successive one-year terms thereafter unless notice of non-renewal is delivered by either party to the other party at least 180 days prior to the expiration of the then current term. Subsequent to the initial term the management agreement provides that it may be terminated by us, based on performance upon the affirmative vote of at least two-thirds of our independent directors based either upon unsatisfactory performance by our Manager that is materially detrimental to us or upon a determination by the Board that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of management fees. In the event we terminate the management agreement as discussed above, we will be required to pay our Manager a termination fee equal to four times the sum of (i) the average annual Base Management Fee, (ii) the average annual Incentive Fee, and (iii) the average annual Acquisition Fees and Disposition Fees, in each case earned by the Manager in the most recently completed eight calendar quarters prior to the Effective Termination Date (as defined in the management agreement). These provisions will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

Management believes that our operating partnership qualifies, and has qualified since its formation in 1994, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. We can provide no assurances, however, that the IRS will not challenge the treatment of the operating partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for federal income tax purposes, then the taxable income of the operating partnership would be taxable at regular corporate income tax rates.

Our ability to benefit from our net operating loss carryforwards is likely to be severely limited by the A-III transaction.

In prior years, we have suffered losses, for tax and financial statement purposes that generated significant federal and state net operating loss carryforwards. Our ability to use the net operating loss carryforwards to offset future taxable income is likely to be severely limited under Section 382 of the Internal Revenue Code as a result of the ownership change we experienced upon closing the recapitalization transaction with A-III.

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

During the course of our testing, we may identify, and in 2014 had identified as disclosed in Part II, Item 9A, Control and Procedures, deficiencies that we may not be able to remediate in a timely manner. In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented, or amended from time to time, we may be unable to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. As explained in Part II, Item 9A, Controls and Procedures, we have in fact determined that our internal control over financial reporting was not effective as of December 31, 2014. However, as of the end of the period covered by this report, we believe that our additional financial reporting and accounting personnel and our increased financial and other resources resulting from our change in control transaction with A-III in January 2015 has addressed this material weakness and management intends to avoid similar weaknesses in the future. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

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

We have not paid a quarterly dividend since the third quarter of 2001 and we presently have no plans to pay a distribution or resume paying regular quarterly dividends.

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

Under the Stock Purchase Agreement, upon completion of the sale of all of the company’s legacy properties, we will be required to recalculate the closing date net asset value used to determine the purchase price per share for the common stock that A-III purchased, substituting the actual net sale proceeds received by the company (gross sale proceeds less all actual selling costs) in selling the legacy properties for the estimated net value of such parcels used to determine the company’s net asset value at closing and reflecting (a) any changes in the liabilities of the company calculated in accordance with GAAP that arose on or before the closing date (other than certain post-closing obligations of the company that are required to be accrued on or before the closing under GAAP accounting) that are discovered after the closing date and (b) the final costs associated with certain matters described in the Stock Purchase Agreement. If the recalculated net asset value is lower than the estimated amount used to calculate the purchase price per share at closing, then the purchase price per share will be adjusted accordingly. In that case, the company will issue to A-III, as a purchase price adjustment, an additional number of shares of common stock equal to the difference between (x) $12.0 million divided by the adjusted purchase price per share and (y) the number of shares issued to A-III at the closing. The exercise price of the warrants will also be reduced to be equal to the adjusted purchase price per share. If the purchase price per share and warrant exercise price are reduced, the dilutive effects of the transaction described in the risk factor above will be magnified.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We currently own one unencumbered track of land, Highway 20, which was acquired prior to the recapitalization transaction with A-III. Highway 20 is 38 acres, zoned for 210 multifamily apartment units. The property is located on Georgia Highway 20 at the intersection of Elm Street, three blocks from the elementary, middle, and high schools and just north of Cumming’s town square, which provides shopping, restaurants, and other entertainment and educational venues.

ITEM 3. LEGAL PROCEEDINGS.

The company, the operating partnership, and Highway 20 are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Data for 2015 and 2014

Our common stock trades on the NYSE MKT exchange under the symbol “AIII.” Prior to January 30, 2015, the closing of the recapitalization transaction with A-III, our common stock traded on the NYSE MKT exchange under the symbol “RPI.” The following table provides the quarterly high and low sales prices per share reported on the NYSE MKT exchange during 2015 and 2014. We declared no dividends during 2015 or 2014.

Year	Quarter Ended	High	Low	Dividends Declared

2015	First Quarter	$1.95	$1.06	None
	Second Quarter	1.79	1.39	None
	Third Quarter	1.60	1.26	None
	Fourth Quarter	1.86	1.23	None

2014	First Quarter	$0.98	$0.66	None
	Second Quarter	0.89	0.75	None
	Third Quarter	0.95	0.71	None
	Fourth Quarter	1.16	0.33	None

Shareholder Data

As of March 11, 2016, there were approximately 208 holders of record of our common stock.

As of March 11, 2016, we had 20,186,709 shares issued and 20,113,992 shares outstanding. In addition, 884,432 shares are reserved for issuance to unitholders from time to time upon the exercise of their redemption rights as explained in Item 1, Business – The Operating Partnership. There is no established public trading market for the units. As of March 11, 2016, the operating partnership had 82 unitholders of record.

Distribution Policy

We have not paid a regular quarterly dividend since the third quarter of 2001, and we presently have no plans to pay a distribution or to resume paying regular quarterly dividends.

Going forward, we intend to sell our remaining legacy property and to identify and complete new real estate acquisitions with a focus on income producing properties. We expect to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code, after we complete such a real estate acquisition. As a REIT, under federal income tax law, we would be required to distribute annually at least 90% of our REIT taxable income to our shareholders. Subject to the requirements of the Georgia Business Corporation Code, if we elect and qualify to be treated as a REIT, we anticipate that we would pay dividends to our shareholders, if and to the extent authorized by our Board, at least equal to the amounts required for us to qualify as a REIT.

Existing Stock Repurchase Plan

Our Board, as constituted prior to the A-III transaction, established a stock repurchase plan under which we are authorized to repurchase shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on the availability of shares, our cash position, and share price. We have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We repurchased no shares in 2015 or the period subsequent thereto. We do not expect to make any repurchases in the next 12 months. The plan does not have an expiration date.

Sales of Unregistered Shares

In 2015, our company sold 8,450,704 shares of common stock to A-III in a private placement at a price of $1.42 per share, which is subject to a possible adjustment.

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

On January 30, 2015, our company and A-III Investment Partners LLC (“A-III”) closed a series of transactions that recapitalized our company and resulted in a change in control of our company. At the closing, A-III purchased 8,450,704 shares of our company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and our company issued to A-III warrants to purchase up to an additional 26,760,563 shares of our company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our company’s four legacy properties owned on January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness as discussed further below.

Immediately after the closing, our company’s name was changed to ACRE Realty Investors Inc., and the name of our operating partnership was changed to ACRE Realty LP. On February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is now the largest shareholder of our company, owning as of December 31, 2015 approximately 42% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into our company’s common stock and assuming no exercise of the warrants granted to A-III.

Effective as of the closing of the A-III transaction, our company is now externally managed by A-III Manager LLC (our “Manager”), which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of our company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as our company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is responsible for overseeing the sale of the legacy properties owned at January 30, 2015.

We currently own one remaining legacy property, a tract of land totaling 38 acres which is held for sale at December 31, 2015. Our current focus is on selling the remaining legacy property. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP which owns the remaining legacy property that is held for sale and will own,either directly or indirectly through subsidiaries or joint ventures, any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of December 31, 2015, owned a 95.66% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

Under the agreement of limited partnership of our operating partnership unitholders, generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either (a) 1.647 shares for each unit submitted for redemption (which we refer to as the “Conversion Factor”), or (b) cash for those units at their fair market value, based upon the then current trading price of the shares. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash in exchange for units. On December 28, 2015, our Board of Directors formally adopted a policy whereby we shall only issue our common shares for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement.

Whenever we issue and sell shares of our common stock, we are obligated to contribute the net proceeds from that issuance and sale to the operating partnership and the operating partnership is obligated to issue units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners.

Legacy Property Sales

Northridge Land

On March 31, 2015, we entered into a sale contract with Vista Acquisitions, LLC (“Vista”) pursuant to which we agreed to sell the Northridge Land for $5,500,000. The Northridge Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. Vista paid an initial earnest money deposit of $50,000 following execution of the contract. Vista had 30 days from the execution date to inspect the Northridge Land and elect whether to proceed with the purchase. On April 30, 2015, Vista elected to proceed with the purchase and deposited an additional $250,000 of earnest money with the escrow agent. The sale of the Northridge Land closed on June 30, 2015 and we recognized a gain of $1,022,871.

Bradley Park Land

On January 26, 2015, we entered into a contract to sell our Bradley Park Land for $4,178,000 to Bradley Park Apartments, LLC (“BPA”), which is an affiliate of Charles S. Roberts, who is an officer and director of our company. Under the terms of the sale contract, BPA paid a $10,000 earnest money deposit. BPA had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, BPA elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent.

On July 27, 2015, effective as of July 24, 2015, we amended the previously announced sale contract with BPA to extend the closing date to September 28, 2015, which extension was conditioned upon satisfaction of the contingencies specified in the amendment to the sale contract, including the release of $45,000 of earnest money deposits from escrow to us and the deposit in escrow of an additional $50,000 of earnest money. With said contingencies having been satisfied, BPA exercised its right pursuant to the July 27, 2015 amendment to further extend the closing date to November 12, 2015 by depositing in escrow an additional $25,000. On November 11, 2015, the company amended the previously announced sale contract to extend the closing date from November 12, 2015 to November 17, 2015. This was followed by a November 17th amendment extending the closing date further to November 30, 2015. On November 30, 2015, the company amended the previously amended sale contract again, to further extend the closing date to any business day on or before December 8, 2015, which extension was conditioned on satisfaction of the contingencies specified in the amendment to the sale contract, including the release of $75,000 of earnest money from escrow to the company and Bradley Park’s deposit in escrow of an additional $111,000 of non-refundable earnest money, which amounts were deposited on November 30, 2015. As a material inducement to the company’s execution of the aforementioned amendment, on November 30, 2015, Charles S. Roberts, Executive Vice President and Director of the company and an affiliate of Bradley Park, signed a general release and covenant not to sue in favor of the company and its affiliates. The sale of the Bradley Park Land closed on December 4, 2015 and we recognized a gain of $579,304. In connection with the sale of the Bradley Park Land the land loan was paid in full on December 4, 2015.

North Springs Land

On August 14, 2015, we entered into a contract to sell our North Springs Land for $12,000,000 to Maple by December 7, 2015. Under the terms of the sale contract, Maple paid a $100,000 earnest money deposit. Maple had 60 days to inspect the property and elect to proceed with the purchase. On October 2, 2015, Maple elected to proceed with the purchase and deposited an additional $400,000 of earnest money with the escrow agent. On October 9, 2015, we amended the previously announced sale contract with Maple to extend the time for site plan approval. On November 19, 2015, we amended the previously amended sale contract with Maple to extend the closing date to December 17, 2015, which extension was conditioned upon satisfaction of the contingency specified in the amendment to the sale contract, including the deposit in escrow of an additional $150,000 of earnest money. The sale of the North Springs Land closed on December 17, 2015 and we recognized a gain of $967,450.

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

FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels held for use when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows depend on estimates made by management, including (1) changes in the national, regional, and/or local economic climates, (2) rental rates, (3) competition, (4) operating costs, (5) occupancy, (6) holding period, and (7) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded in the future. Due to uncertainties in the estimation process, actual results could differ from those estimates. Our determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management, evaluation of appraisals, and other applicable valuation techniques. Because the factors we use in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, we may not achieve the discounted or undiscounted future operating and residual cash flows we estimate in our impairment analyses or those established by appraisals, and we may be required to recognize future impairment losses on properties held for sale.

Income Taxes

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

Results of Operations

Comparison of the year ended December 31, 2015 to 2014

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
Total Revenues	$432	$359,754	$(359,322)
Expenses:
Property, insurance and other expenses	37,715	34,246	3,469
Real estate taxes	71,651	96,520	(24,869)
Management fees, affiliate	389,111	—	389,111
Allocated salaries and other compensation, affiliate	500,000	—	500,000
Interest expense	416,047	1,251,960	(835,913)
General and administrative expenses	2,380,014	2,192,480	187,534
Depreciation expense	13,654	4,058	9,596
Total expenses	3,808,192	3,579,264	228,928
Other Income (Loss):
Gain on sale of assets	2,569,625	198,996	2,370,629
Impairment on real estate	(500,038)	—	(500,038)
Net Loss	$(1,738,173)	$(3,020,514)	$1,282,341

Our Net Loss decreased by $1,282,341 for the year ended December 31, 2015 when compared to the year ended December 31, 2014. The decrease was the result of an increase of $228,928 in expenses, a decrease of $359,322 in total revenues, and an increase in our gains from the sale of real estate of $2,370,629, offset by the impairment on real estate of $500,038. We explain the major variances between the year ended December 2015 and 2014 below.

Property, insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses increased by $3,469, primarily resulting from increased insurance costs in 2015. The increase was partially offset by a decrease in operating costs related to the sales of the North Springs Land, which closed on December 17, 2015, the Bradley Park Land, which closed on December 4, 2015 and the Northridge Land, which closed on June 30, 2015.

Real estate taxes decreased by $24,869, primarily as a result of the sales of the North Springs Land, which closed on December 17, 2015, the Bradley Park Land, which closed on December 4, 2015, the Northridge Land, which closed on June 30, 2015 and the John Creek commercial site, which closed on July 17, 2014.

Management fees, affiliate, increased $389,111, primarily resulting from the new management agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015, when we became an externally-managed company. The base management fee is equal to 1.50% per annum of our equity (as defined in the management agreement), calculated and payable quarterly in arrears in cash.

Allocated salaries and other compensation, affiliate, increased $500,000, primarily as a result of the new management agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015. Under the management agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us, subject to a maximum reimbursement amount of $500,000 for the first year of A-III’s management. The Compensation Committee of our Board determined, with our Manager’s consent, to apply the $500,000 limit on this reimbursement to the 2015 fiscal year. Accordingly, for the year ended December 31, 2015, we incurred $500,000 of such costs.

Interest expense decreased $835,913, primarily resulting from the payoff of the North Springs Land and Highway 20 land loans with the closing of our transaction with A-III on January 30, 2015. In addition, the August 10, 2015 extension of the Bradley Park Land loan, which eliminated the LIBOR floor of 4.75%, resulting in a further reduction of our interest expense for 2015.

General and administrative expenses increased by $187,534, primarily resulting from an increase in director fees due to a new compensation structure, approved by the Compensation Committee of our Board, outsourced accounting fees, an increase in directors and officers insurance premiums, an increase in salaries and severance payments to our former directors, as well as the addition of equity compensation expense. These increases were partially offset by a decrease in related party consulting fees to the Robert Companies and a decrease in overall accounting and tax fees in 2015 due to costs related to the restatements of our previously issued financial statements and the filing of amended tax returns. This decrease was offset by an increase in the audit fees, due to our change of auditors in the third quarter of 2015 to Deloitte & Touche LLP.

We recorded a non-cash impairment loss of $500,038 related to our remaining legacy property, Highway 20, for the year ended December 31, 2015 and had recorded no impairment loss during the year ended December 31, 2014.

Depreciation expense increased by $9,596, as a result of us fully depreciating all furniture, fixtures and equipment that is no longer in use in 2015.

Gain on sale of assets increased by $2,370,629, as a result of the gain on sale of $2,569,625 recognized from the sale of three of the legacy land parcels; Northridge Land, which closed on June 30, 2015, Bradley Park, which closed on December 4, 2015 and North Springs, which closed on December 17, 2015. In 2014, we recognized a gain on sale of $195,099 from the sale of the John Creek commercial site, which closed on July 17, 2014 and $3,897 related to the sale of furniture, fixtures and equipment.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities. Our capital sources will include proceeds from the sale of our legacy properties and the remaining portion of the $12,000,000 proceeds from our private offering with A-III, which closed in January 2015.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses. At December 31, 2015, we had a cash balance of $19,874,915. We are currently using our cash balance to meet our short-term liquidity requirements, including general and administrative expenses, and funding the carrying costs of our remaining land parcel. During 2015, we repaid all of our land loan mortgage debt and we are debt-free at December 31, 2015.

Our primary sources of funds for liquidity going forward will consist of proceeds from the sale of our remaining legacy property and our cash balance of $19,874,915. Our potential equity sources, depending on market conditions, consist of proceeds from capital market transactions (public and/or private) including the issuance of common, convertible and/or preferred equity securities.

We believe our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. Our ability to meet our long-term liquidity and capital resource requirements is subject to obtaining additional debt and equity financing. Any decision by lenders and investors to enter into such transactions with us will depend upon a number of factors, such as our financial performance, compliance with the terms of our existing or future credit arrangements, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Cash flows

The following presents a summary of our consolidated statements of cash flows for the year ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Cash flow provided by (used in)
Operating activities	$(3,499,061)	$(2,793,133)
Investing activities	21,654,537	872,535
Financing activities	1,481,172	(1,364,002)
Net increase (decrease) in cash and cash equivalents	$19,636,648	$(3,284,600)

Year Ended December 31, 2015 Compared to December 31, 2014

Net cash used in operating activities increased $705,928, primarily resulting from an increase in expenses for the period of $228,928, a decrease in revenues of $359,322, an increase in our gains from the sale of real estate of $2,370,629 and the impairment on real estate of $500,038.

Net cash provided by investing activities increased $20,782,002, primarily resulting from the sales of the three legacy properties which were sold in 2015.

Net cash provided by financing activities increased by $2,845,174 from net cash used in financing activities of $1,364,002 in 2014, primarily resulting from the $12,000,000 cash proceeds attributable to the closing of the A-III transaction, resulting in the purchase of 8,450,704 shares of our common stock and the $2,000,000 cash proceeds from the Northridge Land loan. The increase was offset by the principal repayments of $12,258,625 of our land loans.

Capitalization

Common Stock and Operating Partnership Units

As of December 31, 2015, we had 20,086,568 shares of common stock outstanding and 553,625 operating partnership units that could be exchanged for 911,856 shares of common stock, which are held by persons other than us.

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

Restricted Stock

On October 12, 2015, based on the recommendation of our Compensation Committee of the Board, the Board approved a restricted stock grant of 260,000 shares of common stock to our independent directors and certain of our officers. The restricted stock was awarded pursuant to our 2006 Restricted Stock Plan, as amended. Each of our four independent directors was awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of our officers were awarded an aggregate of 180,000 shares of restricted common stock, which will vest in equal one-third installments on January 30, 2016, October 12, 2016 and October 12, 2017. The vesting of the awards for the independent directors and officers is subject to continued service through each of the vesting periods.

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments due under existing contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Allocated salaries and other compensation, affiliates(1)	$2,136,364	$511,364	$1,000,000	$625,000	$—

Total	$2,136,364	$511,364	$1,000,000	$625,000	$—

(1) We were required to reimburse our manager for salaries and other compensation costs up to $500,000 for the year ended December 31, 2015. The amount may change in future periods at the discretion of our Compensation Committee. The estimated cash payments are based on $500,000 per year for the 5-year initial term of the Management Agreement.

The table above only includes the allocated salaries and other compensation due under our management agreement and does not include the base management fee, incentive fee, property management fee, acquisition fee and disposition fee as such obligations, discussed below, do not have fixed and determinable payments. See Note 10 to the consolidated financial statements, included under Item 15 in this Form 10-K for a discussion with respect to our obligations pursuant to the management agreement.

Management Agreement

In connection with the recapitalization transactions with A-III, on January 30, 2015, we entered into a management agreement with our Manager, which is a wholly-owned subsidiary of A-III, to among other things, provide for the day-to-day management of our company by the Manager, including investment activities and operations of our company and its properties. The management agreement requires the Manager to manage and administer the business activities and day-to-day operations of our company and its subsidiaries in conformity with our investment guidelines and other policies that are approved and monitored by the Board.

For the services to be provided by the Manager, we are required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of our Equity (as defined in the management agreement – see Note 10), calculated and payable quarterly in arrears in cash;
•	a property management fee equal to 4.0% of the gross rental receipts received by us or our subsidiaries’ properties, calculated and payable monthly in arrears in cash;
•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by us or any of our subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the management agreement;

•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by us or any of our subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee does not apply to the sale of the four legacy land parcels that we owned at January 30, 2015); and
•	an incentive fee (as described below) based on the our “Adjusted Net Income” (as defined in the management agreement – see Note 10) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined in Note 10), calculated and payable in arrears in cash on a rolling quarterly basis.

Effect of Floating Rate Debt

As of the filing date of this report, we have no outstanding indebtedness.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a significant impact on our results of operations for the periods shown in the audited consolidated financial statements. Although the impact of inflation has been relatively insignificant in recent years, it does remain a factor in the United States economy and could increase the cost of acquiring, selling, replacing or leasing properties in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of December 31, 2015, to provide assurance that the information that is required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, our management assessed the effectiveness of our internal control over financial reporting. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 2013 COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. As of December 31, 2014, management determined that our failure to properly evaluate the qualifications to be taxed as a REIT for federal income tax purposes beginning with the 2009 tax year was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014. However, as of the end of the period covered by this report, we believe that our additional financial reporting and accounting personnel and our increased financial and other resources resulting from our change in control transaction with A-III Investment Partners LLC in January 2015 has addressed this material weakness and management intends to avoid similar weaknesses in the future.

Changes in Internal Control

We have enhanced our internal control over financial reporting during the year ended December 31, 2015 by the addition of financial reporting and accounting personnel and the increase of financial and other resources resulting from the change in control transaction with A-III Investment Partners LLC. We believe these changes have remediated our internal control material weakness that existed at December 31, 2014.

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

Name	Age	Term as Director Expires	Position
Edward Gellert	49	2017	Chairman of the Board, Chief Executive Officer and President
Robert Gellert	45	—	Executive Vice President, Chief Operating Officer and Treasurer
Gregory I. Simon	49	—	Executive Vice President, General Counsel and Secretary
Mark E. Chertok	59	—	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Charles S. Roberts	69	2016	Executive Vice President and Director
Bruce D. Frank	61	2016	Director
Robert C. Lieber	61	2017	Director
Robert L. Loverd	73	2016	Director
Robert G. Koen	69	2018	Director
Kyle A. Permut	53	2018	Director

Biographical Information

Edward Gellert. Mr. Gellert has approximately 25 years of real estate industry experience, including investment and portfolio management, the operation and development of real estate assets, lending, distressed investing and deal sourcing. Since 2004, Mr. Gellert has been responsible for directing the investment activities of the Avenue Real Estate Strategy, first as Portfolio Manager and then as Senior Portfolio Manager. During that time, Avenue has invested in hotel, residential, office, retail, and land assets throughout the United States. Prior to joining Avenue Capital Group in 2004, Mr. Gellert founded EDGE Partners LLC, and through its affiliates was a co-managing member of joint venture entities that developed, repositioned, and owned over 1.2 million square feet of properties. Before founding EDGE Partners LLC, Mr. Gellert sourced and arranged distressed debt and property acquisitions while associated with Argent Ventures and Amroc Investments. Prior to joining Amroc, Mr. Gellert served as an analyst and asset manager at BRT Realty Trust, a publicly-traded mortgage REIT. Mr. Gellert received a B.S.M. from the AB Freeman School of Business at Tulane University (1988). Mr. Edward Gellert is the brother of Mr. Robert Gellert, who serves as the company’s Executive Vice President, Chief Operating Officer, and Treasurer.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Gellert should serve as a director because of his extensive experience in the real estate industry in a variety of types of transactions, including real estate investments.

Robert Gellert. Mr. Gellert joined Avenue Capital Group in 2004, where he has served as a Portfolio Manager since 2007. Mr. Gellert is responsible for assisting with the direction of the investment activities of the Avenue Real Estate Strategy. Before joining Avenue Capital, Mr. Gellert was at EDGE Partners LLC, as well as The Carlton Group, Ltd. and Argent Ventures, where he directed the marketing, leasing, and sales operations of commercial and multifamily real estate, including real estate foreclosed by lenders and loan assets. Mr. Gellert received a B.S. in Economics from the State University of New York at Albany in 1992. Mr. Robert Gellert is the brother of Mr. Edward Gellert, who serves as the company’s Chief Executive Officer, President, and Chairman of the Board.

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

Bruce D. Frank. Mr. Frank served as a senior partner within the assurance service line of Ernst & Young LLP’s real estate practice from April 1997 through June 2014. Since July 2014, Mr. Frank has served as a member of the Board of Directors of VEREIT, Inc., Inc. (“VEREIT”) and as the Chair of its Audit Committee. Mr. Frank currently also serves as a member of VEREIT’s Compensation Committee. Mr. Frank had previously served as a member of VEREIT’s Nominating and Corporate Governance Committee. In February 2015, Mr. Frank was elected as a member of the Board of Directors of Landsea Holdings Corp. and was appointed as a member of its Audit Committee. Mr. Frank has over 35 years of experience providing services to prominent developers, owners, and investors in all types of real estate holdings, including office and apartment buildings, shopping centers, hotels, resorts, industrial, warehouse and other commercial properties. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank holds a Bachelor of Science degree in Accounting from Bentley College.

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

Robert L. Loverd. Mr. Loverd recently was a managing trustee (independent trustee), Chairman of the Board and chairman of the Board’s Compensation Committee and a member of the Board’s Nominating And Corporate Governance and Audit Committees, of Centerline Holding Company. Mr. Loverd served in these capacities while Centerline was a publicly listed company until Centerline completed a “going private” transaction and de-registered on March 15, 2013. Mr. Loverd has been nominated to become a member of the SoulCycle Inc. board of directors upon the closing of its initial public offering. Mr. Loverd is the former Group Chief Financial Officer and a Founding Partner of MC European Capital (Holdings), a London investment banking and securities firm, which was established in 1995 and substantially sold in 2000. From 1979-1994, Mr. Loverd held various positions in New York and London in the Investment Banking Departments of Credit Suisse and First Boston. Prior to that, Mr. Loverd was a shareholder in the International Investment Banking Department of Kidder, Peabody & Co. Incorporated. Mr. Loverd is a member of the Board of Directors of Harbus Investors, a privately owned investment vehicle. Mr. Loverd received a Bachelor of Arts degree from Princeton University and a Masters in Business Administration degree from Harvard Business School.

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

Robert G. Koen. Mr. Koen is a senior partner and head of the New York Real Estate practice of Mayer Brown, a global law firm, where he has worked for the last five years. Prior to that time, Mr. Koen was a partner at DLA Piper LLP, a global law firm, where he served as co-head of the New York real estate practice from 2005 to 2010. At Mayer Brown, Mr. Koen focuses on commercial real estate, with a concentration in real estate acquisitions, finance, and complex restructurings for both lender and borrower entities. His extensive experience includes the negotiation, structuring and documentation of acquisitions, dispositions, and co-investment transactions; the structuring of real estate joint ventures and partnerships; commercial lending, including conventional loan transactions; construction lending; preferred equity investments; mezzanine financings; REIT-related transactions (including formation merger and acquisition transactions); hotel acquisition and development; commercial project development (including land and negotiation of construction and development agreements); and real estate loan and investment workouts, as well as restructurings. Mr. Koen holds a Bachelor of Arts degree from the University of Wisconsin and a Juris Doctor degree from Georgetown Law School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015 and 2014, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

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

Board Meetings

The Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. The Board in place during 2015 prior to the recapitalization transaction with A-III held one meeting and the Board in place in 2015 subsequent to the transaction held 13 meetings. No director, during his period of service in 2015, attended fewer than 75% of the total number of meetings of the Board and committees on which he served. All of the directors serving on our Board attended the 2015 annual meeting of stockholders, except for Robert Koen.

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

The current Audit Committee held 12 meetings in 2015. The primary purpose of the Audit Committee is to assist our Board in fulfilling its oversight responsibility relating to: (i) the integrity of the company’s financial statements and financial reporting process, our systems of internal accounting and financial controls and other financial information we provide; (ii) the performance of the internal audit services function; (iii) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; (iv) our compliance with legal and regulatory requirements, including our disclosure controls and procedures; and (v) the evaluation of risk assessment and risk management policies.

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

The Nominating and Corporate Governance Committee in place prior to the recapitalization transaction with A-III held one meeting and the Committee subsequent to the transaction held one meeting in 2015. The primary purpose of the Nominating and Corporate Governance Committee is to assist our Board by: (i) identifying individuals qualified to become members of our Board, consistent with any guidelines and criteria approved by our Board; (ii) considering and recommending director nominees for our Board to select in connection with each annual meeting of stockholders; (iii) considering and recommending nominees for election to fill any vacancies on our Board and to address related matters; (iv) developing and recommending to our Board corporate governance guidelines applicable to us; (v) overseeing an annual evaluation of our Board’s and management’s performance; and (vi) providing counsel to our Board with respect to the organization, function and composition of our Board and its committees.

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

Compensation Committee

The members of the Compensation Committee are Mr. Permut (Chairman), Mr. Frank and Mr. Loverd. Our Board has determined that each member of the Compensation Committee is “independent” within the meaning of the applicable standards of the NYSE MKT. Each member of the Compensation Committee qualifies as an “outside director” as such term is defined under Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act.

The current Compensation Committee held four meetings in 2015. The primary purpose of the Compensation Committee is to assist our Board in discharging its responsibilities relating to the management agreement with our Manager and the compensation of our Manager, directors and executive officers and administration of our compensation plans, policies and programs. The Compensation Committee has overall responsibility for evaluating and recommending changes to the compensation plans, our policies and programs and approving and recommending to our Board for its approval awards under our equity and compensation plans.

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

Employment Agreement

At the closing of the transactions with A-III on January 30, 2015, the company and Mr. Roberts entered into an employment agreement (the “Employment Agreement”) pursuant to which Mr. Roberts was engaged to serve as an Executive Vice President for a term of one year from the date of the agreement, or until the sale of all four of the land parcels then owned by the company is completed, if earlier. Under the Employment Agreement, Mr. Roberts is responsible for the marketing process for these properties. The company pays Mr. Roberts an annual salary of $250,000. Under the Employment Agreement, Mr. Roberts is not eligible for a bonus, nor will he receive a severance payment. If the Employment Agreement is terminated before January 30, 2016 because all four of the company’s land parcels have been sold, the company will pay Mr. Roberts’ salary as if he had been employed through January 30, 2016, and he will receive the unpaid amount in a lump sum not later than 30 days after the termination of the Employment Agreement.

Extension Agreement Extending Term of Governance and Voting Agreement and Employment Agreement

On February 1, 2016, the company, A-III and Mr. Roberts, entered into an agreement (the “Extension Agreement”), effective as of January 28, 2016, extending the terms of the Employment Agreement by and between the company and Mr. Roberts (the “Employment Agreement”) and the Governance and Voting Agreement by and among the company, A-III and Mr. Roberts (the “Governance and Voting Agreement”), each dated as of January 30, 2015, and each previously disclosed in the company’s Current Report on Form 8-K filed on February 2, 2015. As a result of the Extension Agreement, the parties have agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from January 30, 2016 to June 30, 2016. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Employment Agreement and the Governance and Voting Agreement shall continue in full force and effect until June 30, 2016, unless the Employment Agreement or the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof.

Management Agreement

In connection with our recapitalization transactions with A-III, on January 30, 2015, our company, our operating partnership, and the Manager entered into a management agreement (the “Management Agreement”), among other things, to provide for the day-to-day management of our company by the Manager, including investment activities and operations of our company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of our company and all of its subsidiaries in conformity with our company’s investment guidelines and other policies that are approved and monitored by our Board. These investment guidelines and other policies may be modified and supplemented from time to time pursuant to approval by a majority of the entire Board (which must include a majority of the independent directors) and the Manager’s investment committee.

The Manager maintains an administrative services agreement with A-III, pursuant to which A-III and its affiliates, including Avenue Capital Group and C-III Capital Partners, provide a management team along with appropriate support personnel for the Manager to deliver the management services to us. Under the terms of the Management Agreement, among other things, the Manager must refrain from any action that, in its reasonable judgment made in good faith, is not in compliance with the investment guidelines and would, when applicable, adversely affect the qualification of our company as a REIT. The Management Agreement has an initial five-year term and will be automatically renewed for additional one-year terms thereafter unless terminated either by us or the Manager in accordance with its terms.

For the services to be provided by the Manager, our company is required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of our company’s “Equity” (as defined below), calculated and payable quarterly in arrears in cash;
•	a property management fee equal to 4.0% of the gross rental receipts received each month at our company’s and its subsidiaries’ properties, calculated and payable monthly in arrears in cash;
•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by our company or any of its subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;
•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by our company or any of its subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels that our company currently owns); and
•	an incentive fee (as described below) based on our company’s “Adjusted Net Income” (as defined below) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined below), calculated and payable in arrears in cash on a rolling quarterly basis.

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

Additionally, our company is responsible for paying all of its own operating expenses and the Manager is responsible for paying its own expenses, except that we are required to pay or reimburse certain expenses incurred by the Manager and its affiliates in connection with the performance of the Manager’s obligations under the Management Agreement, including:

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation Since Completion of the A-III Recapitalization Transaction on January 30, 2015

Concurrent with the closing of our transaction with A-III on January 30, 2015, we became an externally-managed company. As an externally-managed company, we do not pay or provide benefits, nor do we reimburse the cost of any compensation or benefits paid by our Manager or its affiliates, to our executive officers or other employees, other than (i) the compensation payable by us to Mr. Charles S. Roberts (who is not an employee of our Manager) pursuant to the employment agreement we entered into with him on January 30, 2015, and (ii) the costs of the wages, salaries, and benefits incurred by the Manager with respect to any dedicated or partially dedicated chief financial officer, chief operating officer, controller, investor relations professional or internal legal counsel (“Dedicated Employees”) if the Manager elects to provide any such employee to our company pursuant to the Management Agreement; provided that (A) if any such Dedicated Employee devotes less than 100% of his or her working time and efforts to matters related to our company and its business, our company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such partially Dedicated Employee based on the percentage of such employee’s working time and efforts spent on matters related to our company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the Dedicated Employees will be subject to the approval of the Compensation Committee of our Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, our company was not required to reimburse more than $500,000 of total cash compensation paid to Dedicated Employees.

The Compensation Committee of our Board determined, with our Manager’s consent, to apply the $500,000 limit on this reimbursement to the 2015 fiscal year. Accordingly, in 2015, for the period from January 30, 2015 through December 31, 2015, we incurred an aggregate of $500,000 of expenses to reimburse the Manager for Dedicated Employees who are employees of affiliates of A-III and for fees paid by the Manager to FTI Consulting, Inc. (“FTI”) for the services of Mark E. Chertok, our Chief Financial Officer.

Executive Compensation for the 2015 and 2014 Fiscal Years

During the year ended December 31, 2015, our executive officers were Edward Gellert, Chief Executive Officer, President and Chairman of the Board; Robert Gellert, Executive Vice President, Chief Operating Officer and Treasurer; Mark E. Chertok, Chief Financial Officer; Gregory I. Simon, Executive Vice President, General Counsel and Secretary; and Charles S. Roberts, Executive Vice President.

Prior to January 30, 2015, Mr. Roberts served as our Chief Executive Officer, President and Chairman of the Board. In addition, Mr. Anthony Shurtz served as our Chief Financial Officer, Treasurer and Secretary in 2014 and from January 1, 2015 until January 30, 2015. Mr. Roberts was our only executive officer during the 2015 fiscal year that had an employment agreement.

As stated above, for the period from January 30, 2015 through December 31, 2015, we did not pay any cash compensation to any of our executive officers other than Mr. Roberts and the $500,000 reimbursement described above. Accordingly, as reflected in the Summary Compensation Table below, for 2015, the only executive officers to whom we paid any cash compensation were Mr. Roberts for the full year ended December 31, 2015 and Mr. Shurtz for the period from January 1, 2015 through January 30, 2015.

Summary Compensation Table for 2015 and 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock ($)	Total ($)
Charles S. Roberts, Executive Vice President and	2015	$248,205	$—	—	$248,205
Former Chief Executive Officer, President and Chairman of the Board(1)	2014	$225,000	$150,000	—	$375,000
Anthony Shurtz, Former Chief Financial Officer,	2015	$11,775	$70,000	—	$81,775
Treasurer and Secretary(2)	2014	$18,846	—	—	$18,846
Edward Gellert, Executive Vice President, Chief	2015	—	—	$127,000	$127,000
Executive Officer, President and Chairman of the Board	2014	—	—	—	—
Robert Gellert, Executive Vice President, Chief	2015	—	—	$50,800	$50,800
Operating Officer and Treasurer	2014	—	—	—	—
Gregory I. Simon, Executive Vice President, General	2015	—	—	$38,100	$38,100
Counsel and Secretary	2014	—	—	—	—
Mark E. Chertok, Chief Financial Officer(3)	2015	—	—	—	—
	2014	—	—	—	—

(1) Mr. Roberts served as Chief Executive Officer, President and Chairman of the Board prior to January 30, 2015, and has served as our Executive Vice President since January 30, 2015.

(2) Mr. Shurtz became our Chief Financial Officer on November 10, 2014 at an annual salary of $140,000, and for 2014 this represents the amount paid to Mr. Shurtz from November 10, 2014 through December 31, 2014. Mr. Shurtz served as our Chief Financial Officer, Treasurer and Secretary prior to January 30, 2015. His employment was terminated on January 30, 2015.

(3) Mr. Chertok is an employee of FTI Consulting, Inc.

Compensation of Directors

The following table summarizes the compensation we paid to our independent directors in 2015. On January 30, 2015, all of our independent directors who were serving prior to that date resigned, and we appointed the new directors also listed below. On April 6, 2015, the Compensation Committee as constituted following the closing of our transaction with A-III approved new compensation arrangements for the independent members of our board of directors and board committees which became effective retroactively to January 30, 2015 (the “Director Compensation Plan”). Under the Director Compensation Plan, directors are entitled to receive cash or equity-based compensation, as described below:

1. All directors are to be reimbursed for their out of pocket expenses for attendance at Board meetings and committee meetings.

2. Annual fee for independent directors - $40,000

3. Annual fee for Chair of Audit Committee - $20,000

Director Compensation for 2015

Name	Fees Earned or Paid in Cash ($)	Restricted Stock ($)	Total ($)
Bruce D. Frank(1)	$86,259	$25,400	$111,659
Kyle A. Permut(1)	68,987	25,400	94,387
Robert C. Lieber(1) (2)	—	—	—
Robert L. Loverd(1)	67,000	25,400	92,400
Robert G. Koen(1)	67,500	25,400	92,900
Weldon R. Humphries(3)	25,500	—	25,500
William Jarell Jones(3)	26,500	—	26,500
John L. Davis(3)	25,500	—	25,500
Charles R. Elliott(3)	25,500	—	25,500

(1) Appointed on January 30, 2015 in connection with the A-III transaction.

(2) Non-independent director

(3) Resigned on January 30, 2015 in connection with the A-III transaction.

During 2015, subsequent to January 30, 2015, we paid our independent directors an annual fee of $40,000 for attendance, in person or by telephone, at meetings of the Board and its committees. We paid additional compensation of $20,000 to Mr. Frank for serving as the chairman of the Audit Committee, $7,500 to Mr. Koen for serving as the chairman of the Nominating and Corporate Governance Committee, and $7,500 to Mr. Permut for serving as the chairman of the Compensation Committee. In addition, we paid our independent directors $2,000 and $1,000 per in-person or telephonic board meeting, respectively. We also paid our independent directors $1,000 per committee meeting, unless the meeting is in conjunction with an in-person board meeting. We also reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above.

Our former directors, other than Mr. Roberts, were paid an annual fee of $1,500 per month for attendance, in person or by telephone, at meetings of the Board and its committees. We also paid additional compensation of $1,000 per month to Mr. Jones for serving as the chairman of the Audit Committee and the Nominating and Corporate Governance Committee through January 30, 2015. In connection with the A-III transaction, we paid severance payments to the former directors totaling $96,000 in 2015.

Restricted Stock Awards

On October 12, 2015, based on the recommendation of our Compensation Committee of the Board, the Board approved restricted stock grants of an aggregate of 260,000 shares of common stock to our independent directors and certain of our officers. The restricted stock grants were awarded pursuant to our 2006 Restricted Stock Plan, as amended. Each of our four independent directors were awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of our officers were awarded an aggregate of 180,000 shares of restricted common stock, which will vest in equal one-third installments on January 30, 2016, October 12, 2016 and October 12, 2017. The vesting of the awards for the independent directors and officers is subject to continued service through each of the vesting periods.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)(1)
Bruce D. Frank	20,000	$25,400
Kyle A. Permut	20,000	$25,400
Robert.L Loverd	20,000	$25,400
Robert G. Koen	20,000	$25,400
Edward Gellert	100,000	$127,000
Robert Gellert	40,000	$50,800
Gregory I. Simon	30,000	$38,100

(1) Market value is based on the closing price of the Company’s common stock on the grant date October 12, 2015 of $1.27.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Common Stock

The table on the following page describes the beneficial ownership of shares of our common stock as of December 31, 2015 for:

•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each director and each named executive officer; and
•	our directors and executive officers as a group.

Except as noted in the footnotes, each person named in the following table directly owns our common stock and has sole voting and investment power.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Total	Percent of Class(1)
5% Shareholders:
A-III Investment Partners LLC (2)(3)	35,211,267	35,211,267	75.2%
Charles S. Roberts(4)(5)	4,282,634	4,282,634	21.3%
Directors and Named Executive Officers:
Edward Gellert(6)	100,000	100,000	*
Robert Gellert(6)	40,000	40,000	*
Gregory I. Simon(6)	30,000	30,000	*
Mark E. Chertok	—	—	*
Robert C. Lieber	—	—	*
Bruce D. Frank(7)	20,000	20,000	*
Robert L. Loverd (7)	20,000	20,000	*
Robert G. Koen(7)	20,000	20,000	*
Kyle A. Permut(7)	20,000	20,000	*
Charles S. Roberts(4)(5)	4,282,634	4,282,634	21.3%
All directors and executive officers as a group: (9 persons) (3)	39,743,901	39,743,901	84.8%

* Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 20,086,568, which is the number of shares deemed outstanding at December 31, 2015, except for calculating the percent of class of A-III Investment Partners LLC. The total number of shares used in calculating that percentage is 46,847,131 which is the sum of (a) 20,086,568, the number of shares deemed outstanding, for the purposes of this calculation as of December 31, 2015, plus (b) 26,760,563, the number of shares issuable upon exercise of warrants owned by A-III Investment Partners LLC as of December 31, 2015.
(2)	Derived from a Schedule 13D filed with the SEC on February 9, 2015. The address for A-III Investment Partners LLC is 399 Park Avenue, 6th Floor, New York, NY 10022.
(3)	Includes 26,760,563 shares issuable upon the exercise of warrants owned by A-III Investment Partners LLC.
(4)	Derived from a Schedule 13D/A filed with the SEC on March 17, 2015. The address for Charles S. Roberts is 375 Northridge Road, Suite 330, Atlanta, Georgia 30350.
(5)	Includes 258,705 shares owned by Mr. Roberts’ spouse; Mr. Roberts disclaims beneficial ownership of those shares.
(6)	Consists of restricted stock grants awarded pursuant to the company’s 2006 Restricted Stock Plan, as amended, subject to forfeiture restrictions that will lapse (“vesting”) in equal one-third installments on each of January 30, 2016 (which is the first anniversary of the grantee’s appointment as an officer of the company), October 12, 2016 (the first anniversary of the date of grant), and October 12, 2017 (the second anniversary of the date of grant), subject to continued service as an officer of the company through each vesting date.
(7)	Consists of restricted stock grants awarded pursuant to the company’s 2006 Restricted Stock Plan, as amended, subject to forfeiture restrictions that will lapse (“vesting”) on January 30, 2016 (which is the first anniversary of the grantee’s appointment as a director of the company), subject to continued service as a director through such vesting.

Equity Compensation Plan Information

The following table provides equity compensation plan information at December 31, 2015. At our annual shareholders meeting on August 21, 2006, our shareholders approved and adopted the 2006 Restricted Stock Plan (the “Plan”). The Plan provides for the grant of stock awards to our employees, directors, consultants, and advisors. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. Under the Plan as amended on January 27, 2009, we could grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. Subsequent grants of restricted stock have reduced the number of shares available to be granted under the Plan to the number shown.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	260,000	$1.27	254,962
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	260,000	$1.27	254,962

Other than our restricted stock plan described above, we have no equity compensation plans under which we could issue stock, restricted stock or restricted stock units, phantom stock, stock options, Stock Appreciation Rights (“SARs”), stock options in tandem with SARs, warrants, convertible securities, performance units and performance shares, or similar instruments. The Plan expires on August 21, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

General

The company conducts its business through ACRE Realty LP, which we refer to as the operating partnership. The company owns a 95.79% interest in the operating partnership as of March 11, 2016 and is its sole general partner.

Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last two completed fiscal years, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 4 and 12 to our audited consolidated financial statements included in this annual report on Form 10-K provide further detail regarding some of the transactions described in this section.

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

Management Agreement

The company, the operating partnership and the Manager entered into a Management Agreement, that among other things, provides for the day-to-day management of the company by the Manager, including investment activities and operations of the company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of the company and all of its subsidiaries in conformity with the company’s investment guidelines and other policies that are approved and monitored by the company’s Board. Edward Gellert, our Chief Executive Officer, President and Chairman of our Board of Directors, is an officer of our Manager. A description of the material terms of the Management Agreement is included in Part III, Item 10, Directors, Executive Officers and Corporate Governance above.

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

Registration Rights Agreement

The company and A-III are parties to a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the company agreed, among other things, to file on or before the date that is 180 days after the closing date of the transaction with A-III, described in the explanatory note above, a shelf registration statement providing for the resale from time to time of the shares of Company common stock owned by A-III, including shares of common stock underlying the warrants that A-III holds (a “Shelf Registration Statement”). The Company is not expected to become eligible again to use the short Form S-3 for the Shelf Registration Statement until later in 2016. Therefore, in order to comply with the July 30, 2015 Shelf Registration Statement filing deadline under the Registration Rights Agreement, the Company would have been required to use Form S-11 for the Shelf Registration Statement. Recognizing that it would be more costly for the Company to use Form S-11 than Form S-3 for the Shelf Registration Statement, as an accommodation to the Company A-III notified the Company’s Board of Directors that A-III would be willing defer its right to have its shares of Company common stock registered by the Company under a Shelf Registration Statement until a later date that would be more convenient and less costly for the Company. On September 3, 2015, the Company’s Board of Directors unanimously approved a deferral of the deadline for the Company to file a Shelf Registration Statement to register for resale A-III’s shares of Company common stock until up to May 31, 2016. This deferral will allow for the use by the Company of Form S-3, which will be less costly for the Company than Form S-11. Other than the foregoing deferral of the registration deadline to May 31, 2016, all terms and conditions of the Registration Rights Agreement remain in full force and effect.

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

Overview. We have paid fees to the Roberts Companies for various services. We have reimbursed the Roberts Companies for the costs of certain services and personnel the Roberts Companies provide to us, and we have retained the Roberts Companies for development services and construction services for some of our land parcels in the past. For a period of 180 days after the closing of the recapitalization transaction with A-III, the company had the right to request the reasonable assistance of employees of Roberts Properties, Inc. with respect to transition issues and questions relating to the company’s properties and operations. This 180 day period terminated July 30, 2015, but this arrangement continues on a periodic basis. Under Mr. Robert’s Employment Agreement and Extension Agreement, Mr. Roberts has agreed to supervise the disposition of the legacy properties. Affiliates of Mr. Roberts may provide services to us in connection with the sale of such properties. The fees and costs we pay for such services will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement.

Sale Contract on Bradley Park Land Parcel. On January 26, 2015, we entered into a contract to sell our Bradley Park Land for $4,178,000 to Bradley Park Apartments, LLC (“BPA”), which is an affiliate of Charles S. Roberts, who is an officer and director of our company. Under the terms of the sale contract, BPA paid a $10,000 earnest money deposit. BPA had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, BPA elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent.

On July 27, 2015, effective as of July 24, 2015, we amended the previously announced sale contract with BPA to extend the closing date to September 28, 2015, which extension was conditioned upon satisfaction of the contingencies specified in the amendment to the sale contract, including the release of $45,000 of earnest money deposits from escrow to us and the deposit in escrow of an additional $50,000 of earnest money. With said contingencies having been satisfied, BPA exercised its right pursuant to the July 27, 2015 amendment to further extend the closing date to November 12, 2015 by depositing in escrow an additional $25,000. On November 11, 2015, the company amended the previously announced sale contract to extend the closing date from November 12, 2015 to November 17, 2015. This was followed by a November 17th amendment extending the closing date further to November 30, 2015. On November 30, 2015, the company amended the previously amended sale contract again, to further extend the closing date to any business day on or before December 8, 2015, which extension was conditioned on satisfaction of the contingencies specified in the amendment to the sale contract, including the release of $75,000 of earnest money from escrow to the company and Bradley Park’s deposit in escrow of an additional $111,000 of non-refundable earnest money, which amounts were deposited on November 30, 2015. As a material inducement to the company’s execution of the aforementioned amendment, on November 30, 2015, Charles S. Roberts, Executive Vice President and Director of the company and an affiliate of Bradley Park, signed a general release and covenant not to sue in favor of the company and its affiliates. The sale of the Bradley Park Land closed on December 4, 2015. In connection with the sale of the Bradley Park Land the land loan encumbering the land parcel was paid in full on December 4, 2015.

The Bradley Park land parcel is one of the four legacy properties that was acquired prior to the recapitalization transaction with A-III Investment Partners LLC. Our Audit Committee, as constituted prior to the A-III transaction, approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the NYSE MKT stock exchange. Our Board as constituted prior to and after the A-III transaction also approved the transaction in accordance with our Code of Business Conduct and Ethics.

Sublease of Office Space. On February 19, 2014, we entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, our former Chairman of the Board, Chief Executive Officer and President. The rental rates and lease term were the same rental rates and lease term that Roberts Capital Partners, LLC had with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, we negotiated a 90-day right to terminate our sublease as described below. The sublease had a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. We have the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The minimum total lease payments to Roberts Capital Partners, LLC will be $61,324 and the maximum total lease payments, assuming the full three-year term and the exercise of the Year 4 option, would be $128,099. We paid a security deposit of $20,577 upon the execution of the lease and have paid $31,003 in rent during the year ended December 31, 2015.

Restrictive Covenant on North Springs Property. Our 10-acre North Springs property in Fulton County was zoned for 356 multifamily apartment units, 210,000 square feet of office space and 56,000 square feet of retail space. In acquiring the North Springs property in January 2005, we assumed and became bound by a pre-existing restrictive covenant on the property that was already recorded in the Fulton County, Georgia real estate records in favor of Roberts Properties and Roberts Construction. We previously paid the development fees to Roberts Properties for the services they provided in full satisfaction of that part of the covenant. The restrictive covenant expired and was terminated in January 2015.

Development Fees. Roberts Properties provided various development services that include market studies; business plans; assistance with permitting, land use and zoning issues, easements, and utility issues, as well as exterior design, finish selection, and interior design. We entered into a design and development agreement with Roberts Properties for the Highway 20 project and made payments to Roberts Properties of $105,000 in 2014 and $0 in 2015. In connection with our recapitalization with A-III, this design and development agreement has been terminated.

Construction Contracts. We entered into cost plus contracts with Roberts Construction for the Bradley Park, Northridge, North Springs, and Highway 20 properties. Under these contracts, we paid Roberts Construction the cost of constructing the project plus 5% for overhead and 5% for profit. We paid progress payments monthly to Roberts Construction based on the work that was completed. No amounts were incurred on these contracts during 2014 and 2015. In connection with our recapitalization with A-III, these contracts have been terminated.

 Other Payments to Roberts Construction. At our request, Roberts Construction performed repairs and maintenance and made tenant improvements for new leases at our retail centers and office building. Roberts Construction also performed maintenance on the land parcels. Roberts Construction received cost reimbursements of $287,821 in 2014 and $2,104 in 2015.

Reimbursements to Roberts Properties for Consulting Services. We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, we reimburse Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. As amended, the arrangement provides that the appropriate billing rate shall be calculated by multiplying an hourly cost for an employee (which is defined as the employee’s salary, plus benefits paid by the Roberts Companies, divided by 2,080 annual hours) by a factor of 2.25 for all employees (increased from a factor of 1.7), including Roberts Properties’ Chief Financial Officer (increased from a factor of 1.8). The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, we incurred $459,555 in 2014 and $119,589 in 2015.

Other Reimbursements to Roberts Properties. We reimbursed Roberts Properties $36,393 in 2014 and $9,768 in 2015 for our operating costs and other expenses.

Agreements with Charles S. Roberts

We are party to three agreements with Charles S. Roberts, our Executive Vice President and a member of our Board of Directors. These agreements are the Governance and Voting Agreement described in this Item 13 above under the heading “Transactions with A-III Investment Partners” and described in more detail in Item 10 of this annual report on Form 10-K, the Employment Agreement described in Item 10 of this Form 10-K under the heading “Employment Agreement” and the Extension Agreement described in Item 10 of this annual report on Form 10-K under the heading “Extension Agreement Extending Term of Governance and Voting Agreement and Employment Agreement.” Please refer to Item 10 for more detailed description of these agreements.

Agreements with FTI Consulting, Inc.

On January 30, 2015, our Manager entered into two engagement agreements with FTI Consulting, Inc. (“FTI”), which is the employer of Mark E. Chertok, our Chief Financial Officer.

Under the first agreement, our Manager engaged FTI, on our behalf, to provide Mark E. Chertok to serve as our Chief Financial Officer reporting to the Board of Directors or a committee of the Board. Accordingly, Mr. Chertok reports to the Audit Committee of the Board of Directors. Under this agreement, our Manager pays FTI a monthly fee for Mr. Chertok’s services, which is reimbursed by us to our Manager under the reimbursement arrangement described in Item 11. Executive Compensation above. FTI is also reimbursed for the reasonable allocated and direct expenses incurred by FTI in the performance of its services.

Under the second agreement with FTI, our Manager engaged FTI, on our behalf, to provide various accounting and financial reporting services in conjunction with the services that Mr. Chertok provides as the company’s Chief Financial Officer. The company pays FTI monthly fees based on the hourly rates of the FTI employees who perform the services.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On September 10, 2015, the Audit Committee of our Board of Directors approved the engagement of Deloitte & Touche LLP (“Deloitte”) as the company’s independent registered public accounting firm for the purposes of auditing the company’s financial statements, effective as of September 10, 2015. This selection resulted in the dismissal by the Audit Committee of Cherry Bekaert LLP (“Cherry Bekaert”), which had served in that role until September 10, 2015.

On March 28, 2014, the Audit Committee of the Board of Directors of the company, as constituted prior to the A-III transaction, approved the engagement of Cherry Bekaert as the company’s independent registered public accounting firm for the purposes of auditing the company’s financial statements, effective as of April 3, 2014. This selection resulted in the dismissal by the Audit Committee of CohnReznick LLP (“CohnReznick”), which had served in that role until March 28, 2014. See “—Change in Independent Registered Public Accounting Firm” below.

The following is a summary of the fees incurred by the company with Deloitte, Cherry Bekaert and CohnReznick, the company’s former and current independent registered public accounting firms for professional services rendered for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014
CohnReznick:
Audit Fees	$—	$500
Audit-Related Fees	—	—
Tax Fees	5,600	—
All Other Fees	—	—
Total	$5,600	$500
Deloitte:
Audit Fees	$147,250	$—
Audit-Related Fees	—	—
Tax Fees	83,200	150,000
All Other Fees	—	—
Total	$230,450	$150,000
Cherry Bekaert:
Audit Fees	$22,706	$336,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	4,500
Total	$27,206	$336,500

Audit Fees

“Audit Fees” consist of fees and expenses billed for professional services rendered for the audit of the financial statements, review of the interim consolidated financial statements, review of registration statements and the preparation of comfort letters and services that are normally provided by accountants in connection with statutory and regulatory filings or engagements. In 2014, the audit fees included $216,500 related to the previously announced restatements of the financial statements.

Audit-Related Fees

“Audit-Related Fees” consist of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not “Audit Fees.”

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring and research and assistance with 2015 and 2014 restatement.

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

Pre-Approval Policy

All audit, tax and other services provided to us are reviewed and pre-approved by the Audit Committee. All of the fees paid to Cherry Bekaert and Deloitte in 2015 and 2014 that are described above were approved by the Board.

The Audit Committee has considered whether, and has determined that, the provision by CohnReznick, Cherry Bekaert and Deloitte of the services described under “Audit-Related Fees,” “Tax Fees” and “Other Fees” is compatible with maintaining CohnReznick’s, Cherry Bekaert’s and Deloitte’s independence from management and the company.

Change in Independent Registered Public Accounting Firm

Effective September 10, 2015, the Audit Committee engaged Deloitte as the company’s independent registered public accounting firm for the fiscal year ended December 31, 2015, and dismissed Cherry Bekaert from that role. The Audit Committee of the Board approved the change.

The Audit Committee engaged Cherry Bekaert as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2014, and dismissed CohnReznick from that role.

The audit reports of Cherry Bekaert on the consolidated financial statements of the company as of and for the years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2014 and from January 1, 2015 through September 10, 2015, (i) there were no disagreements with Cherry Bekaert on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to Cherry Bekaert’s satisfaction, would have caused Cherry Bekaert to make reference in connection to their opinion to the subject matter of the disagreement and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The company provided Cherry Bekaert with a copy of the disclosures made in a Current Report on Form 8-K (the “Report”) prior to the time the Report was filed with the SEC and requested that Cherry Bekaert furnish the company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the company therein and, if not, stating the respects in which it does not agree. The letter from Cherry Bekaert to the Securities and Exchange Commission dated as of September 10, 2015, which was filed on our Form 8-K dated September 11, 2015 and is incorporated by reference.

During the fiscal year ended December 31, 2015, neither the company nor (to the company’s knowledge) anyone acting on behalf of the company consulted with Deloitte regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on the company’s financial statements, or (iii) any matter that was either the subject matter of a “disagreement,” as described in Item 304(a)(1) of Regulation S-K, or a “reportable event.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) and (2). Financial Statements and Schedules.

The financial statements listed below are filed as part of this annual report on the pages indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

ACRE Realty Investors Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of ACRE Realty Investors Inc. (the "Company") (formerly known as Roberts Realty Investors, Inc.), as of December 31, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACRE Realty Investors Inc. at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, NY

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of ACRE Realty Investors Inc.

(formerly known as Roberts Realty Investors, Inc.):

We have audited the accompanying consolidated balance sheets of ACRE Realty Investors Inc. and its subsidiary (the “Company”) (formerly known as Roberts Realty Investors, Inc.), as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT, LLP

Atlanta, Georgia
March 30, 2015

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

Real estate assets:
Land under development	$—	$4,450,811
Real estate assets held for sale	4,283,385	19,319,538

Total real estate assets	4,283,385	23,770,349

Cash and cash equivalents	19,874,915	238,267
Restricted cash	—	97,985
Deferred financing costs – net of accumulated amortization of $0 and $70,451 at December 31, 2015 and December 31, 2014, respectively	—	74,323
Deferred offering costs	—	325,677
Other assets – net of accumulated depreciation of $0 and $84,292 at December 31, 2015 and December 31, 2014, respectively	157,353	464,943
Assets related to discontinued operations	—	12,000

Total assets	$24,315,653	$24,983,544

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$420,848	$862,405
Due to affiliates	247,932	10,241
Liabilities related to real estate assets held for sale	2,612	10,437,378

Total liabilities	671,392	11,310,024

Commitments and contingencies

Redeemable non-controlling interest – operating partnership	—	3,468,972

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,159,285 and 10,724,009 shares issued and 20,086,568 and 9,364,631 shares outstanding at December 31, 2015 and December 31, 2014, respectively	201,593	107,240
Additional paid-in capital	44,205,575	30,356,905
Treasury shares, at cost (72,717) shares at December 31, 2015 and December 31, 2014, respectively)	(71,332)	(71,332)
Accumulated deficit	(21,718,326)	(20,188,265)

Total ACRE Realty Investors Inc. shareholders’ equity	22,617,510	10,204,548

Non-controlling interest – operating partnership	1,026,751	—

Total equity	23,644,261	10,204,548

Total liabilities and equity	$24,315,653	$24,983,544

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Revenues:
Other income	$255	$356,303
Interest income	177	3,451

Total Revenues	432	359,754

Expenses:
Property, insurance and other expenses	37,715	34,246
Real estate taxes	71,651	96,520
Management fees, affiliate	389,111	—
Allocated salaries and other compensation, affiliate	500,000	—
Interest expense	416,047	1,251,960
General and administrative expenses	2,380,014	2,192,480
Depreciation expense	13,654	4,058

Total Expenses	3,808,192	3,579,264

Other Income (Loss):

Gain on sale of assets	2,569,625	198,996
Impairment of real estate	(500,038)	—

Net Loss	(1,738,173)	(3,020,514))

Loss Attributable to Non-controlling Interest	(208,112)	(599,874))

Net Loss Attributable to Common Shareholders	$(1,530,061)	$(2,420,640)

Loss Per Common Share - Basic and Diluted
Basic	$(0.08)	$(0.24)
Diluted	$(0.09)	$(0.24)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Shares		Attributable to Common Shareholders
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total Shareholders’ Equity	Non-controlling Interest	Total Equity

BALANCE AT DECEMBER 31, 2013	10,702,934	$107,029	$31,097,171	$(71,332)	$(17,767,625)	$13,365,243	—	$13,365,243

Net loss	—	—	—	—	(2,420,640)	(2,420,640)	—	(2,420,640)

Issuance of common shares	—	—	(730,367)	—	—	(730,367)	—	(730,367)
Redemption of operating partnership units for common shares	21,075	211	17,548	—	—	17,759	—	17,759
Adjustment for non-controlling interest in the operating partnership	—	—	(27,447)	—	—	(27,447)	—	(27,447)

BALANCE AT DECEMBER 31, 2014	10,724,009	107,240	30,356,905	(71,332)	(20,188,265)	10,204,548	—	$10,204,548

Net loss	—	—	—	—	(1,530,061)	(1,530,061)	$(2,046)	(1,532,108)

Issuance of common shares(1)	8,450,704	84,507	7,005,493	—	—	7,090,000	—	7,090,000
Amortization of shared based compensation	—	—	154,307	—	—	154,307	—	154,307
Issuance of warrants(1)	—	—	4,910,000	—	—	4,910,000	—	4,910,000
Offering costs	—	—	(445,393)	—	—	(445,393)	—	(445,393)
Redemption of operating partnership units for common shares	984,572	$9,846	3,282,018	—	—	3,291,864	(6,151)	3,285,713
Transfer of redeemable non-controlling interest to equity	—	—	—	—	—	—	1,032,162	1,032,162
Adjustment for non-controlling interest in the operating partnership	—	—	(1,057,755)	—	—	(1,057,755)	2,786	(1,054,968)

BALANCE AT DECEMBER 31, 2015	20,159,285	$201,593	$44,205,575	$(71,332)	$(21,718,326)	$22,617,510	$1,026,751	$23,644,261

(1) See Note 3

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Operating Activities:
Net loss	$(1,738,173)	$(3,020,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,463	250,772
Gain on sale of real estate assets	(2,569,625)	(195,099)
Impairment of real estate asset	500,038	—
Amortization of shared based compensation	154,307	—
Changes in operating assets and liabilities
Decrease (increase) in other assets	305,937	(303,561)
Increase (decrease) in due to affiliates	238,331	(37,200)
(Decrease) increase in accounts payable, accrued expenses and other liabilities relating to operating activities	(618,339)	512,469

Net cash used in operating activities	(3,499,061)	(2,793,133)

Investing Activities:
Proceeds from sale of real estate assets	21,647,073	700,000
Proceeds from sale of furniture, fixtures and equipment	—	3,897
Purchase of furniture, fixtures and equipment	—	(15,922)
Decrease in restricted cash	97,985	476,219
Increase in accounts payable, accrued expenses and other liabilities relating to investing activities	—	33,205
Costs related to the sale of real estate assets	(56,228)	(4,900)
Development and construction of real estate assets	(34,293)	(319,964)

Net cash provided by investing activities	21,654,537	872,535

Financing Activities:
Principal repayments of land notes payable	(12,258,625)	(841,375)
Payment of loan costs	(140,487)	(198,950)
Deferred offering costs	—	(325,677)
Increase in accounts payable, accrued expenses and other liabilities relating to financing activities	—	2,000
Proceeds from land notes payable	2,000,000	—
Proceeds from issuance of common stock	7,090,000	—
Proceeds from issuance of warrants	4,910,000	—
Payment of costs to issue equity	(119,716)	—

Net cash provided by (used in) financing activities	1,481,172	(1,364,002)

Net Increase (Decrease) in Cash and Cash Equivalents	19,636,648	(3,284,600)

Cash and Cash Equivalents, Beginning of Period	238,267	3,522,867

Cash and Cash Equivalents, End of Period	$19,874,915	$238,267

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$321,720	$951,791
Cash paid for state taxes	$2,500	$2,862

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:

Redemption of operating partnership units for common shares	$3,291,864	$17,759

Conversion of operating partnership units to common stock	$—	$(730,367)

Adjustments to non-controlling interest in the operating partnership	$(1,057,755)	$(27,447)

Reclassification of deferred offering costs to equity	$325,677	$—

Transfer of redeemable non-controlling interest to permanent equity	$(1,032,162)	—

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

ACRE Realty Investors Inc. (the “company”) (formerly known as Roberts Realty Investors, Inc. until its name was changed on January 30, 2015), a Georgia corporation, was formed on July 22, 1994 to serve as a vehicle for investments in, and ownership of, a professionally managed real estate portfolio of multifamily apartment communities. The company’s strategy changed upon the consummation of the transaction with A-III Investment Partners LLC, as described below.

The company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or the operating partnership’s wholly owned subsidiary, which is a Georgia limited liability company. The company controls the operating partnership as its sole general partner and has a 95.66% and a 74.63% ownership interest in the operating partnership at December 31, 2015 and 2014, respectively.

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

After the closing, Roberts Realty Investors, Inc. amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the company and Mr. Roberts, Roberts Realty Investors, Inc.’s chairman and chief executive officer, entered into an employment agreement pursuant to which Mr. Roberts serves as an Executive Vice President for a term of one year from the date of the agreement, or until the sale of all four land parcels owned at January 30, 2015 is completed, if earlier.  On February 1, 2016, the company, A-III and Mr. Roberts, entered into an agreement (the “Extension Agreement”), effective as of January 28, 2016, extending the terms of the Employment Agreement by and between the company and Mr. Roberts (the “Employment Agreement”) and the Governance and Voting Agreement by and among the company, A-III and Mr. Roberts (the “Governance and Voting Agreement”), each dated as of January 30, 2015, and each previously disclosed in the company’s Current Report on Form 8-K filed February 2, 2015. As a result of the Extension Agreement, the parties have agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from January 30, 2016 to June 30, 2016. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Employment Agreement and the Governance and Voting Agreement shall continue in full force and effect until June 30, 2016, unless the Employment Agreement or the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof.

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

On February 17, 2015, ACRE Realty Investors Inc. filed with the SEC (i) its Quarterly Report on Form 10-Q for the third quarter of 2014 and (ii) amendments to its Annual Report on Form 10-K for the 2013 fiscal year and amendments to its Quarterly Reports on Form 10-Q for the first and second quarters of 2014 containing restated financial statements to reflect the fact that the company did not qualify as a REIT under the Internal Revenue Code during the periods presented. On March 6, 2015, ACRE Realty received a letter from the Exchange informing the company that it was back in compliance with the continued listing standards of the Exchange.

As a result, the company restated its consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows as of and for the years ended December 31, 2013 and 2012 to reflect the change in the taxable status of the company to a taxable C corporation and to include income tax provisions, a corresponding valuation allowance for the net deferred income tax assets, and explanatory note disclosures for income taxes. The company had a consolidated taxable loss in each of the years described above and did not have any consolidated income tax liability in any of those years, so there was no consolidated tax liability resulting from the change in income tax status.

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

Land Under Development. Expenditures directly related to the development and improvement of the land are capitalized, at cost. During the development period, interest expense, real estate taxes, insurance, and other direct costs are also capitalized if determined appropriate.

Real Estate Assets Held For Sale. Real estate assets held for sale are recorded at the lower of their carrying amount or fair value less estimated selling cost. Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures – Overall, the company measures its non-financial assets and liabilities at fair value on a nonrecurring basis. The company reviews its real estate assets held for sale each reporting period to determine that the carrying amount remains recoverable. If the carrying amount of the real estate asset exceeds the fair value, the asset will be written down by the amount the carrying amount exceeds the fair value. The fair value is determined by an evaluation of appraisals, discounted cash flow analyses, sale price and other applicable valuation techniques. The remaining land parcel is measured at fair value on a recurring basis.

The company recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, the company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of the company’s assets as of December 31, 2015 and December 31, 2014.

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

Restricted Cash. The company did not have any restricted cash at December 31, 2015. For the year ended December 31, 2014, restricted cash consisted of interest and property tax reserves held by lenders.

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

Warrants. The company accounts for the warrants issued in connection with the A-III Stock Purchase Agreement in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. The company received proceeds in a private placement stock offering and issued detachable warrants. The company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated a portion of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity. In connection with the A-III recapitalization transaction that occurred on January 30, 2015, the company allocated values of $8,990,000 and $3,010,000 to the warrants and common shares, respectively, in the company’s Form 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015. Subsequent to the issuance of the company's aforementioned interim financial statements, the company determined that it needed to revise this allocation based on the application of a valuation methodology which should have considered the market transaction and results in a corrected allocation of $4,910,000 and $7,090,000 amongst warrants and common shares, respectively. This reallocation had no effect on net income, equity, net change in cash, or total assets of the company reported for those periods.

Earnings Per Share. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is calculated to reflect the potential dilution of all instruments or securities that are convertible into shares of common stock. For the company, this includes the warrants, unvested restricted stock and the shares that are issuable in redemption of units that are outstanding during the periods presented.

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

Reclassifications. The company has made certain reclassifications of prior year’s balance of $350,000 from Other Income in 2014 to Revenues – other income.

Recent Accounting Pronouncements.

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. Upon adoption of this standard on January 1, 2015, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations. The adoption of this update on January 1, 2015 did not have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The company is currently evaluating the impact of the adoption of ASU 2014-09 on the company’s consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The company is currently evaluating the impact of the adoption of ASU 2014-12 and does not believe it will have a material impact on company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which will require an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term “probable” is used consistently with its current use in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern, including whether management’s plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for annual periods ending after December 15, 2016. The effective date is the same for both public companies and all other entities. Early application is permitted. The company is currently evaluating the impact of the adoption of ASU 2014-15 and does not believe it will have a material impact on company’s consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The company is currently evaluating the impact of the adoption of ASU 2015-02 but does not believe it will have a material impact on the company’s consolidated financial statements.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The company believes the adoption of this update on January 1, 2016 will not have a material impact on the company’s consolidated financial statements.

4. REAL ESTATE ASSETS

Land Under Development

At December 31, 2014, the Company had one tract of land, Northridge, which total 10.9 acres that was zoned for 220 multifamily apartment units under development. Expenditures directly related to the development and improvement of the land is capitalized, at cost. During the development period, interest expense, real estate taxes, insurance, and other direct costs are also capitalized. No interest expense was capitalized for the year ended December 31, 2014.

With the closing of the A-III transaction, the Northridge Land was classified as held for sale commencing in January 2015, due to the Company’s decision to sell all the legacy properties.

Real Estate Assets Held for Sale

As of December 31, 2015, the company owned the following land parcel, which is located in the north Atlanta metropolitan area and is classified as held for sale.

•	Highway 20 is a 38-acre site located in the City of Cumming, Georgia in Forsyth County zoned for 210 multifamily apartment units.

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The company classifies real estate assets as held for sale after the following conditions have been satisfied: i) receipt of approval from its board of directors (“Board”) to sell the asset; ii) the initiation of an active program to sell the asset; iii) the asset is available for immediate sale; iv) it is probable that the sale of the asset will be completed within one year and; v) it is unlikely the plan to sell will change. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs. Refer to Note 12 – “Impairment of Land Parcel” for the determination of fair value of real estate assets held for sale related to the Highway 20 land.

Real estate assets held for sale as of December 31, 2015 and December 31, 2014, are as follows:

	December 31, 2015	December 31, 2014

North Springs Land	$—	$11,000,000
Bradley Park Land	—	3,559,538
Highway 20 Land(1)	4,283,385	4,760,000
Total Real Estate Assets Held for Sale(2)	$4,283,385	$19,319,538

(1) During the fourth quarter of 2015, the Company determined that the carrying amount for the Highway 20 land parcel that is held for sale was not recoverable. Accordingly, the Company recorded a fair value adjustment of $500,038.

(2) Excluded from the above table is Northridge Land for $4,450,811 which did not meet the criteria as held for sale until January 2015 and subsequently sold in June 2015. For the year ended December 31, 2014, Northridge Land was classified as Land under development.

North Springs Land. On August 14, 2015, we entered into a contract to sell our North Springs Land for $12,000,000 to Maple Multi-Family Land, SE, L.P. (“Maple”) by December 7, 2015. Under the terms of the sale contract, Maple paid a $100,000 earnest money deposit. Maple had 60 days to inspect the property and elect to proceed with the purchase. On October 2, 2015, Maple elected to proceed with the purchase and deposited an additional $400,000 of earnest money with the escrow agent. On October 9, 2015, we amended the previously announced sale contract with Maple to extend the time for site plan approval, as defined in the sale contract. On November 19, 2015, we amended the previously amended sale contract with Maple to extend the closing date to December 17, 2015, which extension was conditioned upon satisfaction of the contingency specified in the amendment to the sale contract, including the deposit in escrow of an additional $150,000 of earnest money. The North Springs Land was one of the legacy properties acquired prior to the recapitalization transaction with A-III. The sale of the North Springs Land closed on December 17, 2015 and we recognized a gain of $967,450.

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

Bradley Park Land. On January 26, 2015, we entered into a contract to sell the Bradley Park Land for $4,178,000 to Bradley Park Apartments, LLC (“BPA”), which is an affiliate of Charles S. Roberts, who is an officer and director of the company. Under the terms of the sale contract, BPA paid a $10,000 earnest money deposit. BPA had 60 days to inspect the property and elect to proceed with the purchase. On March 25, 2015, BPA elected to proceed with the purchase and deposited an additional $15,000 of earnest money with the escrow agent. On July 27, 2015, effective as of July 24, 2015, we amended the previously announced sale contract with BPA to extend the closing date to September 28, 2015, which extension was conditioned upon satisfaction of the contingencies specified in the amendment to the sale contract, including the release of $45,000 of earnest money from escrow to us and the deposit in escrow of an additional $50,000 of earnest money. With said contingencies having been satisfied, BPA exercised its right pursuant to the July 27, 2015 amendment to further extend the closing date to November 12, 2015 by depositing in escrow an additional $25,000.

On November 11, 2015 the contract was further amended to extend the closing date from November 12, 2015 to November 17, 2015. This was followed by the November 17th amendment further extending the closing date to November 30, 2015. On November 30, 2015, the Company amended the previously announced sale contract with Bradley Park, to further extend the closing date to any business day on or before December 8, 2015, which extension is conditioned on satisfaction of the contingencies specified in the amendment to the Bradley Park Sale Contract, including the release of $75,000 of earnest money from escrow to the Company and Bradley Park’s deposit in escrow of an additional $111,000 of non-refundable earnest money, which amounts were deposited on November 30, 2015. Bradley Park had the right to further extend the closing date to any business day no later than January 30, 2016 by giving written notice to the Company no later than three (3) business days prior to the specified business day for closing. As a material inducement to the Company’s execution of the aforementioned amendment to the Bradley Park Sale Contract, on November 30, 2015, Charles S. Roberts, Executive Vice President and Director of the Company and an affiliate of Bradley Park, signed a general release and covenant not to sue in favor of the Company and its affiliates.

The sale of the Bradley Park Land closed on December 4, 2015 and we recognized a gain of $579,304. In connection with the sale of the Bradley Park Land, the land loan encumbering the land parcel was paid in full on December 4, 2015. The Bradley Park Land was one of the legacy properties acquired prior to the recapitalization with A-III.

Liabilities Related to Real Estate Assets Held For Sale

Land Loans. The operating partnership or its wholly owned subsidiary was the borrower and the company was the guarantor for the loans secured by the company’s land parcels. The loans were classified in liabilities related to real estate assets held for sale in the consolidated balance sheets at December 31, 2015 and December 31, 2014. In January 2015, the company used a portion of the proceeds from A-III’s investment to repay mortgage debt outstanding on the three land parcels.

The liabilities related to the real estate assets held for sale at December 31, 2015 and December 31, 2014 are as follows:

	Maturity	Interest Rate	December 31, 2015	December 31, 2014
Land Loans
North Springs	4 /17/15	13.0%	$—	$5,500,000
Highway 20	2 /15/15	5.0%	—	1,770,000
Bradley Park	12 /4/15	LIBOR+3.5%	—	2,988,625
Total Land Loans			—	10,258,625
Other Liabilities			2,612	178,753
Total Liabilities Related to Real Estate Assets Held for Sale			$2,612	$10,437,378

The interest rate for the Bradley Park loan was 4.75% at December 31, 2014.

Northridge Land Loan. On January 13, 2015, the company obtained a $2,000,000 loan from Paul J. A. Lex van Hessen, the lender. The proceeds of the loan were used for working capital purposes prior to the closing of the A-III transaction. The $2,000,000 loan had a maturity date of July 13, 2015, and at the loan closing, the company paid a 1.0% origination fee to the lender and a 1.0% consulting fee to the lender’s consultant. The loan had an interest rate of 12% per annum. The company prepaid the first three months of interest in the amount of $60,833 at the closing. The loan was secured by the Northridge Land. The loan documents contain customary representations, covenants, and default provisions, and the loan was guaranteed by both the company and the operating partnership. Additionally, at the closing of the A-III transaction $2,040,000 of the investment proceeds were deposited into an escrow account in accordance with the terms of an escrow agreement with the lender. On March 13, 2015, the escrowed funds were released and used to repay the Northridge Land loan in full and to make a 2% repayment fee required under the loan documents.

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

Bradley Park Land Loan. On December 22, 2014, the company extended and renewed its Bradley Park land loan, which extended the maturity date of the loan to July 3, 2015. The company subsequently extended the maturity date again to September 1, 2015. The extended loan requires monthly interest only payments at an interest rate equal to 350 basis points over the 30-day LIBOR rate, with an interest rate floor of 4.75%. On August 10, 2015, in connection with the amendment of the Bradley Park Land sale contract, the company further extended the maturity date of the loan to December 1, 2015, and eliminated the 4.75% interest rate floor. On November 30, 2015, effective as of December 1, 2015, the company executed and delivered the Sixth Loan Modification Agreement to renew its Bradley Park land loan with Synovus Bank with an outstanding balance of $2,238,625, which extended the maturity date to February 8, 2016. The renewed loan required monthly interest only payments at an interest rate equal to the annual rate of LIBOR plus 350 basis points per annum. The loan was secured by the Bradley Park Land parcel. The Bradley Park Land was sold on December 4, 2015 at which point this land loan was paid in full.

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

5. NON-CONTROLLING INTEREST – OPERATING PARTNERSHIP

Holders of operating partnership units (“OP Units”) generally have the right to require the operating partnership to redeem their units for shares of the company’s common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash in exchange for units. On December 28, 2015, our Board of Directors formally adopted a policy whereby we shall only issue our common shares for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement. As a result of this change in policy, the company now requires the issuance of common shares of the company in payment for the redemption of OP Units and therefore has effective control over the redemption and therefore the non-controlling interest is now being classified in permanent equity as of December 28, 2015 as opposed to temporary equity.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the company’s common stock or as the company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 6.64% for the year ended December 31, 2015 and 19.86% for the year ended December 31, 2014. There were 553,625 units outstanding as of December 31, 2015 and 1,932,638 units outstanding as of December 31, 2014. The non-controlling interest of the unitholders was $1,026,751 at December 31, 2015 and $3,468,972 at December 31, 2014.

Under FASB ASC Topic 810, Consolidation, the company records non-controlling interest in the operating partnership on its consolidated balance sheets at the greater of its carrying amount or redemption value at the end of each reporting period. Any changes in the value from period to period are charged to additional paid-in-capital in the company’s consolidated statements of equity. The following table details the components of non-controlling interest related to unitholders in the operating partnership as of December 31, 2015 and December 31, 2014 (see Note 6 – Shareholders’ Equity – Earnings per Share) related to the redeemable non-controlling interest classified as a liability through December 28, 2015:

	December 31, 2015	December 31, 2014

Beginning balance	$3,468,972	$3,328,791
Net loss attributable to non-controlling interest	(206,065)	(599,874)
Redemptions of non-controlling partnership units	(3,285,713)	(17,759)
Contribution of common shares for non-controlling partnership units	—	730,367
Adjustment for non-controlling interest in the operating partnership	1,054,968	27,447
Non-controlling interest liability balance at December 28, 2015	1,032,162
Transfer non-controlling interest from liability to equity	(1,032,162)	—
Non-controlling interest liability - ending balance	$—	$3,468,972

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

Warrants. Each of the aforementioned warrants entitles the holder to acquire one share of the company’s common stock. At the time of issuance, each warrant had an exercise price of $1.42 per share, subject to post-closing adjustments related to the sales of the legacy properties. The warrants expire January 30, 2018. The company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated $4,910,000 of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity.

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 4 – Non-controlling Interest – Operating Partnership, 597,799 OP Units were redeemed for 984,572 shares during the year ended December 31, 2015. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 4 – Non-controlling Interest – Operating Partnership, for the year ended December 31, 2015, no shares were contributed to the operating partnership. For the year ended December 31, 2014, 702,276 shares were contributed to the operating partnership and 426,397 units were issued in exchange for the shares contributed. The contribution was reflected in the accompanying consolidated financial statements based on the closing price of the company’s stock on the date of contribution.

Restricted Stock. Shareholders of the company approved and adopted the company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the company may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the Compensation Committee of the company’s Board. There were 260,000 and 0 restricted shares granted under the Plan for the years ended December 31, 2015 and December 31, 2014, respectively. On October 12, 2015, based on the recommendation of the Compensation Committee of the Board of Directors, the Board approved a restricted stock grant of 260,000 shares of common stock to the independent directors and certain officers of the company. The restricted stock was awarded pursuant to the Plan. The company’s independent directors were each awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of the company’s officers were awarded an aggregate of 180,000 shares of restricted common stock, which will vest in equal one-third installments on January 30, 2016, October 12, 2016 and October 12, 2017. The vesting of the awards for the independent directors and officers is subject to continued service through each of the vesting periods. Compensation expense related to restricted stock was $154,307 and $0 in 2015 and 2014, respectively. The Company had unamortized compensation expense of $173,949 at December 31, 2015 and expected to be recognized over weighted average period of 0.98 years. The Company had no unamortized compensation expense at December 31, 2014.

Treasury Stock. The company has a stock repurchase plan under which it was authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of December 31, 2015, the company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. As of December 31, 2015 and December 31, 2014 the company held 72,717 shares of treasury stock with an aggregate cost of $71,332, all of which were acquired prior to 2014. The company did not repurchase any additional shares for the years ended December 31, 2015 and December 31, 2014.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares used in the company’s basic and diluted earnings per share computations.

	Year Ended
	December 31,
Numerator	2015	2014

Loss attributable to common shareholders – basic	$(1,530,061)	$(2,420,640)

Loss attributable to non-controlling interest	(208,112)	(599,874)

Net loss – diluted	$(1,738,173)	$(3,020,514)

Denominator

Weighted average common shares – basic	18,976,996	10,055,747

Effect of potential dilutive securities:

Weighted average number of operating partnership units, assuming conversion of all units to common shares	1,350,002	2,491,973

Weighted average number of shares – diluted(a)	20,326,998	12,547,720

(a)	Excludes the effect of the unvested restricted stock and the warrants that were not dilutive as of December 31, 2015.

7. INCOME TAXES

At December 31, 2015, the company had a federal net operating loss carryforward of approximately $25.12 million, which begins to expire during the fiscal year ending in 2029 and will fully expire by the end of the fiscal year ending 2035. Deferred taxes at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Net operating loss carry-forwards	$9,536,644	$7,104,340

Impairment of land and buildings	738,476	6,026,624
Other	314	2,714
Total deferred tax assets	10,275,434	13,133,678
Valuation allowance	(9,592,386)	(8,669,154)
Net deferred tax assets	683,048	4,464,524
Capitalized interest	—	(524,801)
Deferred gains	(650,026)	(3,838,923)
Other	(33,022)	(100,800)
Total deferred tax liabilities	(683,048)	(4,464,524)
Balance	$—	$—

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. Management has considered the history of the company’s operating losses and believes that the realization of the benefit of the deferred tax assets is not more likely than not. In addition, under Internal Revenue Code Section 382, the company’s ability to utilize these net operating loss carryforwards has been limited or eliminated as a result of the A-III transaction due to an change in ownership. No Section 382 study has been completed for the company.

The company has no federal or state current or deferred tax expense or benefit. The company’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal Rate	(34.00%)	(34.00%)
State tax rate, net of federal benefit	(5.31)	(3.96)
Permanent differences	(11.6)	0.00
Change in valuation allowance	50.91	37.96
Effective tax rate	0.00%	0.00%

The company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement expense to be recognized for positions taken for tax return purposes when it is not more likely than not that the income tax position will be sustained. The company believes it has no uncertain tax positions at restatement. Tax years 2009 through 2014 remain open to examination by the major domestic taxing jurisdictions to which the company is subject.

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

•	Cash and cash equivalents: The carrying amount of the cash approximates fair value.
•	Restricted cash: The carrying amount approximates fair value.

•	Real estate assets held for sale: The carrying amount approximates fair value
•	Accounts payable and accrued expenses: The carrying amount approximates fair value due to the short term nature of these instruments.
•	Liabilities related to real estate assets held for sale: The carrying amount of these liabilities approximates fair value due to the short term nature of these instruments.

The company held no financial assets or liabilities required to be measured at fair value on a recurring or nonrecurring basis as of December 31, 2015 and December 31, 2014, except for the Highway 20 land parcel described in Note 4, which was adjusted to fair value at December 31, 2015.

9. SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company operates in a single business segment, which is land located in the north Atlanta metropolitan area for the years ended December 31, 2015 and 2014.

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

For purposes of calculating the base management fee, “Equity” means (a) the sum of (1) the net proceeds from all issuances of the company’s common stock and OP Units (without double counting) and other equity securities on and after the closing, which will include the common stock issued to A-III in the recapitalization transaction (allocated on a pro rata basis for such issuances during the fiscal quarter of any such issuance) and any issuances of common stock or OP Units in exchange for property investments and other investments by the company, plus (2) the product of (x) the sum of (i) the number of shares of common stock issued and outstanding immediately before the closing of the recapitalization transaction and (ii) the number of shares of common stock for which the number of OP Units issued and outstanding immediately before the date of the closing of the recapitalization transaction (excluding any OP Units held by the company) may be redeemed in accordance with the terms of the agreement of limited partnership of the operating partnership and (y) the purchase price per share paid by A-III for the shares of common stock the company issued to A-III in the recapitalization transaction, as the purchase price per share may be subsequently adjusted as described above, plus (3) the retained earnings of the company and the operating partnership (without double counting) calculated in accordance with GAAP at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), minus (b) any amount in cash that the company or the operating partnership has paid to repurchase common stock, OP Units, or other equity securities of the company as of the closing date of the recapitalization transaction. Equity excludes (1) any unrealized gains, losses or non-cash equity compensation expenses that have impacted equity as reported in the financial statements prepared in accordance with GAAP, regardless of whether such items are included in other comprehensive income or loss, or in net income, (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above in each case, after discussions between the Manager and the company’s independent directors and approval by a majority of the independent directors and (3) the company’s accumulated deficit as of the closing date of the recapitalization transaction.

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

Additionally, the company is responsible for paying all of its own operating expenses and the Manager will be responsible for paying its own expenses, except that the company will be required to pay or reimburse certain expenses incurred by the Manager and its affiliates in connection with the performance of the Manager’s obligations under the Management Agreement, including:

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
F-22

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

For the year ended December 31, 2015, the company incurred a base management fee of $389,111 which was classified in management fee, affiliates in the consolidated statements of operations. In addition to the base management fee, the company was required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager in the amount of $500,000, which is recorded in allocated salaries and other compensation, affiliate in the consolidated statements of operations for the year ended December 31, 2015. At December 31, 2015 the unpaid portion of the base management fee and the reimbursable expenses in the amount of $245,753 were recorded in due to affiliates in the consolidated balance sheets.

During 2015, the Manager paid professional fees on behalf of the company in the amount of $50,000 related to the year ended December 31, 2014, which was reimbursed to the Manager in July 2015.

Transactions with Roberts Properties, Inc. and Roberts Properties Construction (the “Roberts Companies”), Charles S. Roberts and their Affiliates

Prior to the closing of the A-III transaction on January 30, 2015, the company entered into contractual commitments in the normal course of business with the Roberts Companies. Mr. Charles S. Roberts, our former Chief Executive Officer and current Executive Vice President and Director, owns all of the outstanding shares of each of the Roberts Companies. The contracts between the company and the Roberts Companies were related to the development and construction of real estate assets, and from time to time, the acquisition or disposition of real estate. In connection with the transaction with A-III, all agreements and arrangements between the company and the Roberts Companies and its affiliates were terminated, except for those arrangements and agreements outlined below. Under the agreements and arrangements with the Roberts Companies that were terminated, the company paid $0 and $105,000 during the year ended December 31, 2015 and 2014, respectively.

Reimbursement Arrangement for Consulting Services. The company entered into a reimbursement arrangement for services provided by the Roberts Companies, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, the company reimburses the Roberts Companies for the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to the company. Under this arrangement, for the year ended December 31, 2015 and 2014, the company incurred costs with Roberts Properties, Inc. of $119,589 and $459,555, respectively. These costs are recorded in general and administrative expenses in the consolidated statements of operations. Roberts Properties, Inc. also received cost reimbursements in the amount of $9,768 and $36,393 for the years ended December 31, 2015 and 2014, respectively, for the company’s operating costs and other related expenses paid by Roberts Properties, Inc. At December 31, 2015 the unpaid portion of these costs in the amount of $2,179 is recorded in due to affiliates and $640 is recorded in liabilities related to real estate assets held for sale in the consolidated balance sheets.

Additionally, at the request of the company, Roberts Properties Construction performed other consulting services related to the company’s land parcels. Roberts Properties Construction received cost reimbursements $2,104 and $287,821 for the years ended December 31, 2015 and 2014, respectively, which is recorded in general and administrative expenses in the consolidated statements of operations.

For a period of 180 days after the closing of the recapitalization transaction with A-III, the company had the right to request the reasonable assistance of employees of Roberts Properties, Inc. with respect to transition issues and questions relating to the company’s properties and operations. This 180 day period terminated July 30, 2015. The employees of Roberts Properties, Inc. continued to provide limited services with respect to transition issues from July 30, 2015 through December 31, 2015. Consistent with the expired arrangement for transition services, the cost for these services were reimbursed in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided such services to the company. Under Mr. Robert’s Employment Agreement and Extension Agreement, Mr. Roberts has agreed to supervise the disposition of the legacy properties. Affiliates of Mr. Roberts may provide services to us in connection with the sale of such properties. The fees and costs we pay for such services will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement.

Sale of Bradley Park Land. The company entered into a contract to sell its Bradley Park Land to BPA, which is an affiliate of Charles Roberts, who is an officer and director of the company. The company’s Audit Committee in existence prior to and after the A-III transaction approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The company’s Board in existence prior to and after the A-III transaction also approved the transaction in accordance with its Code of Business Conduct and Ethics. See Note 4 for details of the transaction.

Sublease of Office Space. On February 19, 2014, the company entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Charles Roberts. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, the company negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. The company has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The company paid a security deposit of $20,577 upon the execution of the lease and has paid $31,003 and $21,986 for the year ended December 31, 2015 and 2014, which are recorded in general and administrative expenses in the statements of operations.

Employment Agreement. At the closing of the transactions with A-III on January 30, 2015, the company and Mr. Roberts entered into an employment agreement (the “Employment Agreement”) pursuant to which Mr. Roberts was engaged to serve as an Executive Vice President for a term of one year from the date of the agreement, or until the sale of all four of the land parcels then owned by the company was completed, if earlier. Under the Employment Agreement, Mr. Roberts is responsible for the marketing process for these properties. The company pays Mr. Roberts an annual salary of $250,000. Under the Employment Agreement, Mr. Roberts is not eligible for a bonus, nor will he receive a severance payment. If the Employment Agreement is terminated before January 30, 2016 because all four of the company’s land parcels have been sold, the company will pay Mr. Roberts’ salary as if he had been employed through January 30, 2016, and he will receive the unpaid amount in a lump sum not later than 30 days after the termination of the Employment Agreement.

See Note 13 “Subsequent Events” for details of the extension of this agreement.

11. COMMITMENTS AND CONTINGENCIES

The company and the operating partnership may be subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these matters should not have a material adverse effect on the company’s financial position, results of operations or cash flows.

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

See Note 10 “Related Party Transactions” for details of the company’s management agreement and sublease for office space with related parties.

12. IMPAIRMENT OF LAND PARCEL

During the fourth quarter of 2015, the Company determined that the carrying amount for the Highway 20 land parcel that is held for sale was not recoverable. The determination of fair value for the Highway 20 land parcel site was based on available market information, including offers and expressions of interest from unrelated purchasers and market participants. As a result of this analysis, the company recorded a fair value adjustment of $500,038 on the Highway 20 land parcel to adjust it to its fair value.

13. SUBSEQUENT EVENTS

On February 1, 2016, the company, A-III and Charles S. Roberts, entered into an agreement (the “Extension Agreement”), effective as of January 28, 2016, extending the terms of the Employment Agreement by and between the company and Mr. Roberts (the “Employment Agreement”) and the Governance and Voting Agreement by and among the company, A-III and Mr. Roberts (the “Governance and Voting Agreement”), each dated as of January 30, 2015, and each previously disclosed in the company’s Current Report on Form 8-K filed February 2, 2015. As a result of the Extension Agreement, the parties have agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from January 30, 2016 to June 30, 2016. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Employment Agreement and the Governance and Voting Agreement shall continue in full force and effect until June 30, 2016, unless the Employment Agreement or the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof.

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

10.1.2	Sale Contract dated March 31, 2015, by and between Northridge Parkway, LLC, a Georgia limited liability company, and Vista Acquisitions, LLC, a Georgia limited liability company. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 2, 2015.]

Exhibit No.	Description

North Springs (formerly Peachtree Dunwoody)

10.2.1	Restrictive Covenant by Roberts Properties Peachtree Dunwoody, LLC, assumed by Roberts Properties Residential, L.P. on January 20, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 21, 2005.]

10.2.2	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated April 12, 2005.]

10.2.3	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the North Springs (formerly Peachtree Dunwoody) land parcel, dated as of April 14, 2005. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated April 12, 2005.]

10.2.4	Renewal of $5,500,000 North Springs land loan with North Springs Financial, LLC on June 6, 2014. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated June 6, 2014.]

10.2.5	Renewal of $5,500,000 North Springs land loan with North Springs Financial, LLC on August 18, 2014. [Incorporated by reference to Item 1.01 in our current report on Form 8-K dated August 18, 2014.]
10.2.6	Sale Contract dated August 14, 2015, by and between ACRE Realty LP, a Georgia limited partnership, and Maple Multi-Family Land SE, L.P., a Delaware limited partnership. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K, dated August 20, 2015.]
10.2.7

First Amendment to Sale Contract dated August 14, 2015, effective as of October 9, 2015, by and between ACRE Realty LP and Maple Multi-Family Land SE, L.P., a Delaware limited partnership. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 14, 2015.]

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

10.3.4

Sales Contract dated January 26, 2015 by and between Roberts Properties Residential, L.P. and Bradley Park Apartments, LLC. (Bradley Park land parcel). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 30, 2015.]

10.3.5

First Amendment to Sale Contract, dated July 27, 2015, effective as of July 24, 2015, by and between ACRE Realty LP and Bradley Park Apartments, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 29, 2015.]

10.3.6	Fifth Amendment to Bradley Park Sale Contract dated November 30, 2015, by and between ACRE Realty LP and Bradley Park Apartments, LLC. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated December 3, 2015.]

Highway 20

10.4.1	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.4.2	Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

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

10.5.4	Form of Independent Director Restriction Agreement. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 14, 2015.]
10.5.5	Form of Officer Restriction Agreement. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 14, 2015.]

Exhibit No.	Description

Miscellaneous Agreements with Affiliates

10.6.1	Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

10.6.2	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2011). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 24, 2011.]

10.6.3	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2014). [Incorporated by reference to our current report on Form 8-K dated January 20, 2014.]

10.6.4	Office Lease by and between Roberts Capital Partners, LLC, as Landlord, and Roberts Properties Residential, L.P., as Tenant, dated as of February 19, 2014. [Incorporated by reference to our current report on Form 8-K dated February 19, 2014.]

10.6.5	Stock Purchase Agreement dated as of November 19, 2014 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 19, 2014.]

10.6.6	Form of Indemnification Agreement dated as of November 19, 2014 by and between Roberts Realty Investors, Inc. and each of its directors and officers. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated November 19, 2014.]
10.6.7	Management Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P. and A-III Manager LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 2, 2015.]

10.6.8	Governance and Voting Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 2, 2015.]

10.6.9	Employment Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and Charles S. Roberts. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated February 2, 2015.]

10.6.10	Extension Agreement, dated as of January 28, 2016, by and among ACRE Realty Investors Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 2, 2016.]

10.6.11	Release Agreement and Covenant Not to Sue of Charles S. Roberts dated November 30, 2015. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 3, 2015.]

Exhibit No.	Description

10.6.12	Registration Rights Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 2, 2015.]

10.6.13	Tax Protection Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., A-III Investment Partners LLC and A-III Manager LLC. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated February 2, 2015.]

10.6.14

Warrant Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K dated February 2, 2015.]

10.6.15	Resignation and Release Letter of John Davis, dated January 30, 2015. [Incorporated by reference to Exhibit 10.7 in our current report on Form 8-K dated February 2, 2015.]
10.6.16	Resignation and Release Letter of Charles Elliott, dated January 30, 2015. [Incorporated by reference to Exhibit 10.8 in our current report on Form 8-K dated February 2, 2015.]
10.6.17	Resignation and Release Letter of Weldon Humphries, dated January 30, 2015. [Incorporated by reference to Exhibit 10.9 in our current report on Form 8-K dated February 2, 2015.]
10.6.18	Resignation and Release Letter of Wm. Jarrell Jones, dated January 30, 2015. [Incorporated by reference to Exhibit 10.10 in our current report on Form 8-K dated February 2, 2015.]
10.6.19	Resignation and Release Letter of Charles S. Roberts, dated January 30, 2015. [Incorporated by reference to Exhibit 10.11 in our current report on Form 8-K dated February 2, 2015.]
10.6.20	Resignation and Release Letter of Anthony Shurtz, dated January 30, 2015. [Incorporated by reference to Exhibit 10.12 in our current report on Form 8-K dated February 2, 2015.]
Material Agreements Other Than With Affiliates

10.7.1	Promissory Note in the principal amount of $5,500,000 dated July 18, 2013 by Roberts Properties Residential, L.P. to the order of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 18, 2013.]

10.7.2	Deed to Secure Debt, Assignment of Rents, and Security Agreement dated July 18, 2013 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated July 18, 2013.]

10.7.3	Unconditional Guaranty of Payment and Performance dated July 18, 2013 by Roberts Realty Investors, Inc. in favor of North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated July 18, 2013.]

Exhibit No.	Description

10.7.4	First Modification Agreement of Note and Security Deed dated January 15, 2015 by and between Roberts Properties Residential, L.P. and North Springs Financial, LLC (North Springs). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 20, 2015.]

10.7.5	Loan Agreement dated January 13, 2015 by and between Northridge Parkway, LLC (a wholly owned subsidiary), Roberts Properties Residential, L.P., Roberts Realty Investors, Inc. and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 20, 2015.]

10.7.6	Promissory Note in the principal amount of $2,000,000 dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated January 20, 2015.]

10.7.7	Deed to Secure Debt, Security Agreement and Fixture Filing dated January 13, 2015 by and between Northridge Parkway, LLC and Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 20, 2015.]

10.7.8

Guaranty dated January 13, 2015 by Roberts Properties Residential, L.P. and Roberts Realty Investors, Inc. in favor of Paul J. A. Lex van Hessen (Northridge). [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated January 20, 2015.]

10.7.9

Sixth Loan Modification Agreement executed on November 30, 2015 and effective as of December 1, 2015, by and between ACRE Realty LP, ACRE Realty Investors Inc. and Synovus Bank. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated December 3, 2015.]

10.7.10	Second Amendment to North Springs Land Sale Contract executed November 30, 2015 and effective as of November 19, 2015, by and between ACRE Realty LP and Maple Multi-Family Land SE, L.P. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated December 3, 2015.]

Other Exhibits:

16	Letter from Cherry Bekaert LLP. [Incorporated by reference to Exhibit 16.1 in our current report on Form 8-K dated September 11, 2015.]

21	Subsidiaries of ACRE Realty Investors Inc.

23.1	Consent of Independent Registered Public Accounting Firm – Cherry Bekaert LLP.
23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of Edward Gellert and Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32	Certifications of Edward Gellert and Mark E. Chertok pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (b) Consolidated Statements of Operations for each of the years ended December 31, 2015 and 2014; (c) Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2015 and 2014; (d) Consolidated Statements of Cash Flows for each of the years ended December 31, 2015 and 2014; and (e) Notes to Consolidated Financial Statements.*

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

Date: March 15, 2016

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

Signature	Title	Date

/s/ Edward Gellert
Edward Gellert	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
/s/ Bruce D. Frank
Bruce D. Frank	Director	March 15, 2016
/s/ Robert G. Koen
Robert G. Koen	Director	March 15, 2016
/s/ Robert C. Lieber
Robert C. Lieber	Director	March 15, 2016
/s/ Robert L. Loverd
Robert L. Loverd	Director	March 15, 2016
/s/ Kyle A. Permut
Kyle A. Permut	Director	March 15, 2016
/s/ Charles S. Roberts
Charles S. Roberts	Director	March 15, 2016