Form 10-Q
period 2016-03-31
ACRE REALTY INVESTORS INC
filed 2016-05-11
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

N/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2016
Common Stock, $.01 par value per share	20,456,189 shares

i

EXPLANATORY NOTE

Background

This quarterly report on Form 10-Q (this “Form 10-Q”) is presented for the quarter ended March 31, 2016 and contains our historical balance sheet as of December 31, 2015 and historical financial statements for the quarters ended March 31, 2016 and 2015. Our principal executive officer and principal financial officer as of the date of the filing of this Form 10-Q were not affiliated with the registrant prior to January 30, 2015.

References to the Registrant

On January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc. and the registrant’s operating partnership changed its name from Roberts Properties Residential, L.P. to ACRE Realty LP. This Form 10-Q, including the exhibits, will contain references to our company and its operating partnership under the new names and former names. We refer to the registrant elsewhere in this Form 10-Q (unless the context indicates otherwise) as “we,” “us,” “our,” “the company,” and “our company.” Those references also encompass our subsidiary, ACRE Realty LP., which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to the operating partnership only.

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our future prospects and expanded business strategy, including the possible sale of our land parcels, the acquisition of new real estate assets and the timing of the closing of these transactions. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, assumptions, and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2015, for a description of some of the important factors that may affect actual outcomes.

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

PART I – Financial Information

Item 1. Financial Statements

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015

ASSETS

Real estate assets held for sale	$4,283,385	$4,283,385
Cash and cash equivalents	18,995,825	19,874,915
Other assets	231,751	157,353

Total assets	$23,510,961	$24,315,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$409,760	$420,848
Due to affiliates	273,390	247,932
Liabilities related to real estate assets held for sale	8,575	2,612

Total liabilities	691,725	671,392

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,446,709 and 20,159,285 shares issued and 20,373,992 and 20,086,568 shares outstanding at March 31, 2016 and December 31, 2015, respectively	204,467	201,593
Additional paid-in capital	44,321,193	44,205,575
Treasury shares, at cost 72,717 shares at March 31, 2016 and December 31, 2015, respectively	(71,332)	(71,332)
Accumulated deficit	(22,584,460)	(21,718,326)

Total ACRE Realty Investors Inc. shareholders’ equity	21,869,868	22,617,510

Non-controlling interest – operating partnership	949,368	1,026,751

Total equity	22,819,236	23,644,261

Total liabilities and shareholders’ equity	$23,510,961	$24,315,653

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Revenues:
Other income	$—	$91
Interest income	—	177

Total Revenues	—	268

Expenses:
Property insurance and other expenses	3,505	11,465
Real estate taxes	4,409	24,313
Management fees, affiliate	102,326	71,181
Allocated salaries and other compensation, affiliate	167,145	90,909
Interest expense	—	362,396
General and administrative expenses	626,572	750,883
Depreciation expense	—	1,381

Total Expenses	903,957	1,312,528

Net Loss	(903,957)	(1,312,260)

Loss Attributable to Non-controlling Interest	(37,823)	(189,228)

Net Loss Attributable to Common Shareholders	$(866,134)	$(1,123,032)

Loss Per Common Share – Basic and Diluted (Note 5):
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Shares		Attributable to Common Shareholders
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total ACRE Shareholders’ Equity	Non-controlling Interest	Total Equity

BALANCE AT DECEMBER 31, 2015	20,159,285	$201,593	$44,205,575	$(71,332)	$(21,718,326)	$22,617,510	$1,026,751	$23,644,261

Net loss	—	—	—	—	(866,134)	(866,134)	(37,823)	(903,957)

Stock award	260,000	2,600	(2,600)	—	—	—	—	—
Amortization of shared based compensation	—	—	78,932	—	—	78,932	—	78,932
Redemption of operating partnership units for common shares	27,424	274	35,380	—	—	35,654	(35,654)	—
Adjustment for non-controlling interest in the operating partnership	—	—	3,906	—	—	3,906	(3,906)	—

BALANCE AT MARCH 31, 2016	20,446,709	$204,467	$44,321,193	$(71,332)	$(22,584,460)	$21,869,868	$949,368	$22,819,236

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Operating Activities:
Net loss	$(903,957)	$(1,312,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	212,329
Amortization of shared based compensation	78,932	—
Changes in operating assets and liabilities
(Increase) decrease in other assets	(74,398)	166,078
Increase in due to affiliates	28,984	164,239
Decrease in accounts payable and accrued expenses	(8,651)	(352,915)

Net cash used in operating activities	(879,090)	(1,122,529)

Investing Activities:
Decrease in restricted cash	—	97,985
Development and construction of real estate assets	—	(24,281)

Net provided by investing activities	—	73,704

Financing Activities:
Proceeds from land loans	—	2,000,000
Principal repayments of land loans	—	(9,979,212)
Payment of loan costs	—	(136,749)
Offering costs	—	(114,766)
Proceeds from the issuance of common stock	—	7,090,000
Proceeds from the issuance of warrants	—	4,910,000

Net cash provided by financing activities	—	3,769,273

Net (Decrease) Increase in Cash and Cash Equivalents	(879,090)	2,720,448

Cash and Cash Equivalents, Beginning of Period	19,874,915	238,267

Cash and Cash Equivalents, End of Period	$18,995,825	$2,958,715

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$265,051
Cash paid for state taxes	$5,356	$—

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:

Redemption of operating partnership units for common shares	$35,654	$3,268,478

Adjustments to non-controlling interest in the operating partnership	$—	$(1,048,428)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

The company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or through wholly owned subsidiaries of the operating partnership. The company controls the operating partnership as its sole general partner and had a 95.84% and a 95.66% ownership interest in the operating partnership at March 31, 2016 and December 31, 2015, respectively.

On November 19, 2014, the company and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”) (the “Stock Purchase Agreement”). On January 30, 2015, the company and A-III closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of the company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and the company issued to A-III warrants to purchase up to an additional 26,760,563 shares of common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the company’s four land parcels, owned at January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants.

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

Basis of Quarterly Presentation. The accompanying consolidated financial statements and related notes of the company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. The consolidated financial statements, including the notes are unaudited and exclude some disclosures required in audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the company’s December 31, 2015 consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission. Capitalized terms used herein and not otherwise defined, are defined in the company’s December 31, 2015 consolidated financial statements.

Principles of Consolidation. The accompanying consolidated financial statements include the consolidated accounts of the company and the operating partnership, which is controlled by the company. The operating partnership is a variable interest entity (“VIE”), in which the company is considered to be the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The financial statements of the company have been adjusted for the non-controlling interest of the unitholders in the operating partnership.

The company consolidates the operating partnership, a VIE, in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The company is required to reassess whether it is the primary beneficiary of a VIE for each reporting period. Our maximum exposure to loss is the carrying value of assets and liabilities of our operating partnership which represents all of our assets and liabilities.

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

Real Estate Assets Held For Sale. Real estate assets held for sale are recorded at the lower of their carrying amount or fair value less estimated selling costs. The company reviews its real estate assets held for sale each reporting period to determine that the carrying amount remains recoverable. If the fair value of the real estate asset exceeds the carrying amount the asset will be written down by the amount the fair value exceeds the carrying amount. The fair value is determined by an evaluation of appraisals, discounted cash flow analyses, sale price and other applicable valuation techniques.

The company recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, the company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of the company’s assets as of March 31, 2016 and December 31, 2015.

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

Deferred Financing Costs. Deferred financing costs include fees and expenses incurred to obtain financing and are amortized to interest expense in the consolidated statements of operations, using the straight-line method over the terms of the related indebtedness. Although GAAP requires that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Effective January 1, 2016, the company adopted the newly issued accounting guidance for presentation of debt financing costs. Under the new standard, debt financing costs are required to be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt liability. There was no debt or deferred financing costs as of March 31, 2016.

Warrants. The company accounts for the warrants issued in connection with the A-III Stock Purchase Agreement in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. The company received proceeds in a private placement stock offering and issued detachable warrants. The company evaluated the warrants to determine their relative fair value, using the backsolve method of the market approach, incorporating the Black-Scholes option valuation model at their time of issuance and allocated a portion of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity. In connection with the A-III recapitalization transaction that occurred on January 30, 2015, the company allocated values of $8,990,000 and $3,010,000 to the warrants and common shares, respectively, in the company’s Form 10-Q for the quarterly period ended March 31, 2015. As disclosed in the company’s Form 10-K for December 31, 2015, subsequent to the issuance of the company’s aforementioned interim financial statements, the company determined that it needed to revise this allocation based on the application of a valuation methodology which should have considered the market transaction and results in a corrected allocation of $4,910,000 and $7,090,000 amongst warrants and common shares, respectively. This reallocation had no effect on net income, equity, net change in cash, or total assets of the company reported for that period.

Earnings Per Share. Earnings per share is computed using the two-class method of accounting, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our vested restricted stock, to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb such losses. Diluted earnings per share is calculated to reflect the potential dilution of all instruments or securities that are convertible into shares of common stock. For the company, this includes the warrants and unvested restricted stock during the periods presented. The company uses the two-class method or the treasury method, whichever is more dilutive.

Stock Based-Compensation. The company records share-based awards to directors, which have no vesting conditions other than time of service, at the fair value of the award, measured at the date of grant. The fair value of stock based grants is being amortized to compensation expense ratably over the requisite service period, which is the vesting period. The company records share-based awards to non-employee officers, based on the estimated fair value of such award at the grant date, that is remeasured quarterly for unvested awards. We amortize expense over the requisite service period related to share-based awards granted to non-employee officers.

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

Fair Value of Financial Instruments. The company is required to disclose the fair value information about its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. See Note 7 - Fair Value Measurements.

Revisions. For the three months ended March 31, 2015, the company has revised the presentation of the change in restricted cash from operating to investing activities and the presentation of proceeds from the A-III transaction among common stock and warrants within financing activities in the statement of cash flows.

Recent Accounting Pronouncements.

In May 2014, the FASB issued an update ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of this update on January 1, 2016 did not have any impact on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this update on January 1, 2016 did not have a material impact on the company’s consolidated financial statements. See Principles of Consolidation above.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of this update on January 1, 2016 had no impact on the consolidated financial statements.

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the company’s financial position and results of operations.

In March 2016, the FASB issued guidance (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted in any interim or annual period.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements when adopted.

3.	REAL ESTATE ASSETS HELD FOR SALE

Real Estate Assets Held for Sale

As of March 31, 2016 and December 31, 2015, the company owned the land parcel known as Highway 20, a 38-acre site located in the City of Cumming, Georgia in Forsyth County, in the north Atlanta metropolitan area, zoned for 210 multifamily apartment units, which is classified as held for sale.

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

Real estate assets held for sale at of March 31, 2016 and December 31, 2015, were as follows:

	Real Estate Assets Held for Sale
	March 31, 2016	December 31, 2015

Highway 20 Land(1)	$4,283,385	$4,283,385
Total Real Estate Assets Held for Sale	$4,283,385	$4,283,385

(1) During the fourth quarter of 2015, the company determined that the carrying amount for the Highway 20 land parcel, that is held for sale, was not recoverable. Accordingly, the company recorded a fair value adjustment of $500,038. No such adjustment was required during the three months ended March 31, 2016.

Liabilities Related to Real Estate Assets Held For Sale

The liabilities related to the real estate assets held for sale at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015

Other Liabilities	$8,575	$2,612
Total Liabilities Related to Real Estate Assets Held for Sale	$8,575	$2,612

4.	NON-CONTROLLING INTEREST – OPERATING PARTNERSHIP

Holders of operating partnership units (“OP Units”) generally have the right to require the operating partnership to redeem their units for shares of the company’s common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash in exchange for units. On December 28, 2015, our Board of Directors formally adopted a policy whereby we shall only issue our common stock for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement. As a result of this change in policy, the company now requires the issuance of shares of common stock of the company in payment for the redemption of OP Units and therefore has effective control over the redemption and therefore the non-controlling interest is now being classified in permanent equity as of December 28, 2015 as opposed to temporary equity, and similarly at December 31, 2015 and March 31, 2016.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the company’s common stock or as the company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 4.19% and 14.42% for the three months ended March 31, 2016 and 2015, respectively. There were 536,975 units outstanding as of March 31, 2016 and 553,625 units outstanding as of December 31, 2015. The equity balance of the non-controlling interest of the unitholders was $949,368 at March 31, 2016 and $1,026,751 at December 31, 2015.

The following table details the components of non-controlling interest related to unitholders in the operating partnership as of December 31, 2015. (See Note 5 – Shareholders’ Equity – Earnings per Share) related to the redeemable non-controlling interest classified as a liability through December 28, 2015:

December 31, 2015

Beginning balance	$3,468,972
Net loss attributable to non-controlling interest	(206,065)
Redemptions of non-controlling partnership units	(3,285,713)
Contribution of common shares for non-controlling partnership units	—
Adjustments to non-controlling interest in the operating partnership	1,054,968
Non-controlling interest liability balance at December 28, 2015	1,032,162
Transfer non-controlling interest from liability to equity	(1,032,162)
Non-controlling interest liability - ending balance	$—

5.	SHAREHOLDERS’ EQUITY

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

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 4 – Non-controlling Interest – Operating Partnership, 16,650 OP Units were redeemed for 27,424 shares of the company’s common stock for the three months ended March 31, 2016, and 597,799 OP Units were redeemed for 984,572 shares of the company’s common stock for the twelve months ended December 31, 2015. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 4 – Non-controlling Interest – Operating Partnership, for the three months ended March 31, 2016 and the year ended December 31, 2015, there were no contribution of shares to the operating partnership. Contributions, if any, are reflected in the accompanying consolidated financial statements based on the closing price of the company’s stock on the date of contribution.

Restricted Stock. Shareholders of the company approved and adopted the company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the company may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the Compensation Committee of the company’s Board. There were 0 and 260,000 restricted shares granted under the Plan for the quarter ended March 31, 2016 and the year ended December 31, 2015, respectively. On October 12, 2015, based on the recommendation of the Compensation Committee of the Board of Directors, the Board approved a restricted stock grant of 260,000 shares of common stock to the independent directors and certain officers of the company. The restricted stock was awarded pursuant to the Plan. The company’s independent directors were each awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of the company’s officers were awarded an aggregate of 180,000 shares of restricted common stock, which vest in equal one-third installments on January 30, 2016, October 12, 2016 and October 12, 2017. On January 30, 2016, 60,000 shares vested for the company’s officers. The vesting of the awards for the independent directors and officers is subject to continued service through each of the vesting periods. Compensation expense related to restricted stock was $78,932 and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively. On March 31, 2016, the company had unamortized compensation expense of $106,561 which is expected to be recognized over weighted average period of 1.12 years. On March 31, 2015 the company did not have any unamortized compensation expense.

Treasury Stock. The company has a stock repurchase plan under which it is authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of March 31, 2016, the company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. The company did not repurchase any shares for the three months ended March 31, 2016 or 2015.

Earnings Per Share. The following table shows the reconciliations of loss available for common shareholders and the weighted average number of shares used in the company’s basic and diluted earnings per share computations.

	Three Months Ended March 31,
Numerator	2016	2015

Net loss available to common shareholders – basic	$(866,134)	$(1,123,032)

Loss attributable to non-controlling interest	(37,823)	(189,228)

Net loss - diluted	$(903,957)	$(1,312,260)

Denominator

Weighted average number of shares – basic	20,207,438	15,640,062

Effect of potential dilutive securities

Weighted average number of operating partnership units, assuming conversion of all units to common shares	886,371	2,635,357

Weighted average number of shares – diluted(a)	21,093,809	18,275,419

(a)	Excludes the effect of the unvested restricted stock and the warrants to purchase up to an additional 26,760,563 shares that were not dilutive as of March 31, 2016.

6.	INCOME TAXES

The company prepared the provision following the guidance of FASB ASC 740 Income Taxes, using the estimated annual effective tax rate applied to the operating results of the company as of March 31, 2016. This rate does not include items related to significant unusual or extraordinary items that would be required to be separately reported or reported net of their related tax effect in the consolidated financial statements. At the end of each interim period the company makes its best estimate of the effective tax rate expected to be applicable for the full year. There were no discrete items during this quarter; therefore the effective rate was the same rate that was used for the year ended December 31, 2015. The consolidated effective tax rate was zero for the three months ended March 31, 2016 and 2015. In addition, the company had a taxable loss in each of the quarterly periods ended March 31, 2016 and 2015 and accordingly did not have an income tax liability in either of those periods.

7.	FAIR VALUE MEASUREMENTS

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

•	Cash and cash equivalents: The carrying amount of the cash approximates fair value.
•	Real estate assets held for sale: The carrying amount approximates the lower of the assets’ carrying amount or fair value, less the estimated selling costs.
•	Accounts payable and accrued expenses: The carrying amount approximates fair value due to the short term nature of these liabilities.

The company held no financial assets or liabilities required to be measured at fair value on a recurring or nonrecurring basis as of March 31, 2016 and December 31, 2015, except for the Highway 20 land parcel described in Note 3, which is carried at net realizable value at March 31, 2016 and December 31, 2015.

8.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company operated in a single business segment, which is land located in the north Atlanta metropolitan area during the three months ended March 31, 2016 and 2015.

9.	RELATED PARTY TRANSACTIONS

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

Additionally, the company will be responsible for paying all of its own operating expenses and the Manager will be responsible for paying its own expenses, except that the company will be required to pay or reimburse certain expenses incurred by the Manager and its affiliates in connection with the performance of the Manager’s obligations under the Management Agreement, including:

•	reasonable out of pocket expenses incurred by personnel of the Manager for travel on the company’s behalf;

•	the portion of any costs and expenses incurred by the Manager or its affiliates with respect to market information systems and publications, research publications and materials that are allocable to the company in accordance with the expense allocation policies of the Manager or such affiliates;

•	all insurance costs incurred with respect to insurance policies obtained in connection with the operation of the company’s business, including errors and omissions insurance covering activities of the Manager and its affiliates and any of their employees relating to the performance of the Manager’s duties and obligations under the Management Agreement or of its affiliates under the administrative services agreement between the Manager and A-III, other than insurance premiums incurred by the Manager for employer liability insurance;

•	expenses relating to any office or office facilities, including disaster backup recovery sites and facilities, maintained expressly for the company and separate from offices of the Manager;

•	the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to the company pursuant to the Management Agreement; provided that (A) if any such dedicated employee devotes less than 100% of his or her working time and efforts to matters related to the company and its business, the company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such dedicated officers and employee based on the percentage of such employee’s working time and efforts spent on matters related to the company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the dedicated officers and employees shall be subject to the approval of the Compensation Committee of the Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, the aggregate amount of cash compensation paid to dedicated officers and employees of the Manager and its affiliates by the company, or reimbursed by the company to the Manager in respect thereof, were not to exceed $500,000; and

•	any equity-based compensation that the company, upon the approval of the Board or the Compensation Committee of the Board, elects to pay to any director, officer or employee of the company or the Manager or any of the Manager’s affiliates who provides services to the company or any of its subsidiaries.

For the three months ended March 31, 2016 and 2015, the company incurred a base management fee of $102,326 and $71,181, respectively, which is classified in due to affiliates in the consolidated balance sheets and management fee, affiliates in the consolidated statements of operations. In addition to the base management fee, the company was required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager in the amount of $167,145 and $90,909, which is recorded in due to affiliates in the consolidated balance sheets and allocated salaries and other compensation, affiliates in the consolidated statements of operations, for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2015, the company paid legal bills on behalf of the Manager in the amount of $18,442, for which it was reimbursed.

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

Additionally, at the request of the company, Roberts Construction performed repairs and maintenance and other consulting services related to the company’s land parcels. Roberts Construction received cost reimbursements of $68 and $829 for the three months ended March 31, 2016 and 2015, respectively.

For a period of 180 days after the closing of the recapitalization transaction with A-III, the company had the right to request the reasonable assistance of employees of Roberts Properties, Inc. with respect to transition issues and questions relating to the company’s properties and operations. This 180 day period terminated July 30, 2015. The employees of Roberts Properties, Inc. continued to provide limited services with respect to transition issues from July 30, 2015 through March 31, 2016. Consistent with the expired arrangement for transition services, the cost for these services were reimbursed in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided such services to the company. Under Mr. Robert’s Employment Agreement and Extension Agreement, Mr. Roberts has agreed to supervise the disposition of the remaining legacy property. Affiliates of Mr. Roberts may provide services to us in connection with the sale of such property. The fees and costs we pay for such services will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement.

Under these arrangements, the company incurred costs with Roberts Properties of $16,979 and $39,594 for the three months ended March 31, 2016 and 2015, respectively, which were recorded in general and administrative expenses in the statements of operations. Roberts Properties also received cost reimbursements in the amount of $23 and $7,905 for the three months ended March 31, 2016 and 2015, respectively, for the company’s operating costs and other related expenses paid by Roberts Properties. At March 31, 2016 the unpaid portion of these costs in the amount of $3,919 is recorded in due to affiliates and $4,166 is recorded in liabilities related to real estate assets held for sale in the consolidated balance sheets.

Sublease of Office Space. On February 19, 2014, the company entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, the company negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. The company has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The company paid a security deposit of $20,577 upon the execution of the lease and has paid $7,898 and $7,945 in rent for the three months ended March 31, 2016 and 2015, respectively.

Extension Agreement Extending Term of Governance and Voting Agreement and Employment Agreement

On February 1, 2016, the company, A-III and Mr. Roberts, entered into an agreement (the “Extension Agreement”), effective as of January 28, 2016, extending the terms of the Employment Agreement by and between the company and Mr. Roberts (the “Employment Agreement”) and the Governance and Voting Agreement by and among the company, A-III and Mr. Roberts (the “Governance and Voting Agreement”), each dated as of January 30, 2015, and each previously disclosed in the company’s Current Report on Form 8-K filed on February 2, 2015. As a result of the Extension Agreement, the parties agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from January 30, 2016 to June 30, 2016. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Employment Agreement and the Governance and Voting Agreement shall continue in full force and effect until June 30, 2016, unless the Employment Agreement or the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof.

10.	COMMITMENTS AND CONTINGENCIES

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

See Note 9 “Related Party Transactions” for details of the company’s management agreement and sublease for office space with related parties.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2015 and (b) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

ACRE Realty Investors Inc. is a commercial real estate investment and operating company focused on commercial real estate investments.

On January 30, 2015, our company and A-III Investment Partners LLC (“A-III”) closed a series of transactions that recapitalized our company and resulted in a change in control of our company. At the closing, A-III purchased 8,450,704 shares of our company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and our company issued to A-III warrants to purchase up to an additional 26,760,563 shares of our company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our company’s four legacy land parcels held on January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness as discussed further below.

Immediately after the closing, our company’s name was changed to ACRE Realty Investors Inc., and the name of our operating partnership was changed to ACRE Realty LP. On February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is the largest shareholder of our company, owning as of March 31, 2016 approximately 41% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into company common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our company is externally managed by our Manager, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of the company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is currently responsible for overseeing the sale of our one remaining legacy land parcel.

We currently own one remaining legacy property, a tract of land totaling 38 acres, which is held for sale at March 31, 2016. Our current focus is on selling the remaining legacy property. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP which owns the remaining legacy property that is held for sale and will own, either directly or indirectly, through subsidiaries or joint ventures, any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of March 31, 2016, owned a 95.84% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

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

Critical Accounting Policies and Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2015 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. There have been no material changes to these accounting policies for the three months ended March 31, 2016.

Recent Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the notes to the unaudited consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of March 31, 2016 to 2015

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)

Total Revenues	$—	$268	$(268)

Expenses:
Property insurance and other expenses	3,505	11,465	(7,960)
Real estate taxes	4,409	24,313	(19,904)
Management fees, affiliate	102,326	71,181	31,145
Allocated salaries and other compensation, affiliate	167,145	90,909	76,236
Interest expense	—	362,396	(362,396)
General and administrative expenses	626,572	750,883	(124,311)
Depreciation expense	—	1,381	(1,381)

Total expenses	903,957	1,312,528	(408,571)

Net Loss	$(903,957)	$(1,312,260)	$(408,303)

Our net loss decreased by $408,303 in the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. This decrease was the result of a $408,571 decrease in expenses and a decrease of $268 in total revenues. We explain the major variances between the three months ended March 2016 and 2015 below.

Property insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses decreased by $7,960 primarily resulting from sale of all but one of the legacy properties in 2015.

Real estate taxes decreased by $19,904, primarily as a result of the sales of the North Springs Land, which closed on December 17, 2015, the Bradley Park Land, which closed on December 4, 2015 and the Northridge Land, which closed on June 30, 2015

Management fees, affiliate, increased $31,145 primarily resulting from the new management agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015, when we became an externally-managed company. Since the closing of the transaction did not occur until January 30, 2015 there is one less month included in the 2015 amount versus 2016. The base management fee is equal to 1.50% per annum of our equity (as defined in the management agreement), calculated and payable quarterly in arrears in cash.

Allocated salaries and other compensation, affiliate, increased $76,236, primarily as a result of the new management agreement we entered into with our Manager concurrent with the closing of our transaction with A-III on January 30, 2015. Under the management agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us, which was subject to a maximum reimbursement amount of $500,000 for the first year of A-III’s management. Since the closing of the transaction with A-III did not occur until January 30, 2015 there is one less month included in 2015 versus 2016 and actual expenses incurred in 2016 also increased.

Interest expense decreased $362,396, primarily resulting from the repayment of all of our debt in 2015. There is no debt on the remaining legacy property.

General and administrative expenses decreased $124,311, primarily resulting from a decrease in director fees relating to termination payments that were paid to members of our board of directors who resigned in connection with the A-III transaction in 2015 and a decrease in salaries and RPI fees from 2015 offset by an increase in financial outsourcing and accounting and tax fees in 2016.

Depreciation expense decreased $1,381, as a result of us fully depreciating all furniture, fixtures and equipment that is no longer in use in 2016.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities. Our capital sources include our cash balance of $18,995,825 and proceeds from the sale of our remaining legacy real estate asset.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses. At March 31, 2016, we had a cash balance of $18,995,825. We are currently using our cash balance to meet our short-term liquidity requirements, including general and administrative expenses, and funding the carrying costs of our remaining land parcel.

Our primary sources of funds for additional liquidity going forward will consist of proceeds from the sale of our one remaining legacy property and any investment income we earn from future investments. Our potential equity sources, depending on market conditions, consist of proceeds from capital market transactions (public and/or private) including the issuance of common, convertible and/or preferred equity securities.

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

Cash flows

The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Cash flow provided by (used in)
Operating activities	$(879,090)	$(1,122,529)
Investing activities	—	73,704
Financing activities	—	3,769,273
Net increase (decrease) in cash and cash equivalents	$(879,090)	$2,720,448

Three Months Ended March 31, 2016 Compared to March 31, 2015

Net cash used in operating activities decreased by $243,439, primarily resulting from a decrease in expenditures for the period and decrease in revenues, which decreased our net loss by $408,303.

Net cash provided by investing activities decreased $73,704, primarily resulting from there no longer being restricted cash held and our current focus to no longer develop certain real estate assets causing a decrease in development and construction expenditures.

Net cash provided by financing activities decreased by $3,769,273, primarily resulting from the $12,000,000 cash proceeds attributable to the closing of the A-III transaction, in 2015 and the $2,000,000 cash proceeds from the Northridge land loan. The increase was offset by the principal repayments of $9,979,212 of our land loans in first quarter 2015.

Capitalization

As of March 31, 2016, the company had 20,373,992 shares of common stock outstanding and 536,975 operating partnership units that could be exchanged for 884,432 shares of common stock, which are held by persons other than us.

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

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments under existing contractual obligations as of March 31, 2016:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Allocated salaries and other compensation, affiliates(1)	$2,080,000	$550,000	$1,020,000	$510,000	—
Sublease of office space	32,707	32,707	—	—	—

Total	$2,112,707	$582,707	$1,020,000	$510,000	$—

(1)  We are required to reimburse our manager for salaries and other compensation of certain dedicated officers and employees that the Manager elects to provide to us.

The table above only includes the allocated salaries and other compensation due under our Management Agreement and does not include the base management fee, incentive fee, property management fee, acquisition fee and disposition fee as such obligations, discussed below, do not have fixed and determinable payments. See Note 9 to the consolidated financial statements, included under Item 1 in this Form 10-Q for a discussion with respect to our obligations pursuant to the Management Agreement.

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

For the services to be provided by the Manager, we are required to pay the Manager the following fees:

• an annual base management fee equal to 1.50% of the company’s “Equity” (as defined in the Management Agreement), calculated and payable quarterly in arrears in cash;

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

• a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by the company or any of its subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels that the company owned as of January 30, 2015); and

• an incentive fee equal to 20% of the company’s “Adjusted Net Income” (as defined in the Management Agreement) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined in the Management Agreement), calculated and payable in arrears in cash on a rolling quarterly basis.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of March 31, 2016, to provide assurance that information that is required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

We have enhanced our internal control over financial reporting subsequent to January 2015 by the addition of financial reporting and accounting personnel and the increase of financial and other resources resulting from the change in control transaction with A-III Investment Partners LLC. We believe these changes have remediated our internal control material weakness over financial reporting from prior reporting periods.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2015 (which was filed with the SEC on March 15, 2016). These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this Form 10-Q.

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. filed with the Georgia Secretary of State on July 22, 2004. (Incorporated by reference to Exhibit 3.1 in our quarterly report on Form 10-Q for the quarter ended September 30, 2004.)

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. to eliminate ownership limit, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. to change company name, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)

3.4	Amended and Restated Bylaws of Roberts Realty Investors, Inc. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.)

3.5	Amendment to Amended and Restated Bylaws of Roberts Realty Investors, Inc. to give the Board of Directors the authority to fix the number of Directors at five or any greater number, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)

10.1.1	Extension Agreement, dated as of January 28, 2016, by and among ACRE Realty Investors Inc., A-III Investment Partners LLC and Charles S. Roberts. (Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 2, 2016.)

Other Exhibits:

21	Subsidiaries of ACRE Realty Investors Inc. (Incorporated by reference to Exhibit 21 in our Annual Report on Form 10-K filed March 15, 2016).

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward Gellert pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2	Certification of Mark E. Chertok pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following financial statements from ACRE Realty Investor Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations (unaudited); (iii) the Consolidated Statements of Cash Flows (unaudited); and (iv) the Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2016

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

	By:	/s/ Mark E. Chertok
Mark E. Chertok, Chief Financial Officer (the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)

